Form 10-K
period 2009-12-31
AMERISERV FINANCIAL INC /PA/
filed 2010-02-26
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 0-11204

AMERISERV FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1424278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MAIN & FRANKLIN STREETS, P.O. BOX 430, JOHNSTOWN, PENNSYLVANIA	15907-0430
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (814) 533-5300

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value	Share Purchase Rights
(Title of class)	(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $39,140,082 as of June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 21,223,942 shares outstanding as of January 29, 2010.

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

Portions of the annual shareholders’ report for the year ended December 31, 2009, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders’ meeting are incorporated by reference in Part III.

Exhibit Index is located on page 84.

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

The Company’s principal activities consist of owning and operating its three wholly owned subsidiary entities. At December 31, 2009, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $970 million, $786 million and $107 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and insurance risk management.

As previously stated, the Company is a bank holding company and is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. The Company is also under the jurisdiction of the Securities and Exchange Commission (SEC) for matters relating to offering and sale of its securities. The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company is listed on the NASDAQ Stock Market under the trading symbol “ASRV,” and is subject to the NASDAQ rules applicable to listed companies.

AMERISERV FINANCIAL BANKING SUBSIDIARY

AmeriServ Financial Bank

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 18 locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland Counties, Pennsylvania, AmeriServ Financial Bank conducts a general banking business. It is a full-service Bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, money orders, and traveler’s checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 21 automated bank teller machines (ATMs) through its 24-Hour Banking Network that is linked with NYCE, a regional ATM network and CIRRUS, a national ATM network. On March 7, 2007, the Bank completed the acquisition of West Chester Capital Advisors (WCCA). WCCA is a registered investment advisor and as of December 31, 2009 had $100 million in assets under management.

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

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 2009:

Headquarters	Johnstown, PA
Chartered	1933
Total Assets	$942,633
Total Investment Securities	123,554
Total Loans (net of unearned income)	722,904
Total Deposits	786,211
Total Net Loss	(4,044)
Asset Leverage Ratio	8.71%
Return on Average Assets	(0.43)
Return on Average Equity	(4.10)
Total Full-time Equivalent Employees	276

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

Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as, the obligations to depositors, debtholders and the funding of operating costs. The Company uses its asset liability management policy and contingency funding plan to control and manage liquidity risk.

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

Real Estate — Mortgage

This category includes mortgages that are secured by residential property. Underwriting of loans within this category is pursuant to Freddie Mac/Fannie Mae underwriting guidelines, with the exception of Community Reinvestment Act (CRA) loans, which exhibit more liberal standards. The major risk in this category is that a significant downward economic trend would increase unemployment and cause payment default. The Company does not and has never engaged in subprime residential mortgage lending.

Consumer

This category includes consumer installment loans and revolving credit plans. Underwriting is pursuant to industry norms and guidelines. The major risk in this category is a significant economic downturn.

MAJOR TYPES OF INVESTMENTS AND THE ASSOCIATED INVESTMENT POLICIES

The investment securities portfolio of the Company and its subsidiaries is managed to provide ample liquidity in a manner that is consistent with proper bank asset/liability management and current banking practices. The objectives of portfolio management include consideration of proper liquidity levels, interest rate and market valuation sensitivity, and profitability. The investment portfolios of the Company and its subsidiaries are proactively managed in accordance with federal and state laws and regulations in accordance with generally accepted accounting principles.

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

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS, INCLUDING REPAYMENTS AND MATURITIES OF LOANS, SALES AND MATURITIES OF INVESTMENTS AND FHLB ADVANCES

Deposits

The Bank has a loyal core deposit base made up of traditional commercial bank products that exhibits little fluctuation, other than jumbo CDs, which demonstrate some seasonality. The Bank also utilizes certain Trust Company specialty deposits related to the ERECT Fund as a funding source which serve as an alternative to wholesale borrowings and can exhibit some degree of volatility.

Borrowings

The Bank, when needed, uses both overnight borrowings and term advances from the Federal Home Loan Bank of Pittsburgh for liquidity management purposes. During the past several years the Company has significantly deleveraged its balance sheet and reduced its level of borrowings through investment portfolio cash flow.

Loans

During the periods presented herein, the Company has grown its loan portfolio with no adverse effect on liquidity. The Company believes it will be able to fund anticipated loan growth generally from investment securities portfolio cash flow and deposit growth.

Secondary Market Activities

The Residential Lending department of the Bank continues to originate one-to-four family mortgage loans for customers some of which are sold to outside investors in the secondary market and some of which are retained for the AmeriServ portfolio. Mortgages sold on the secondary market are sold to investors on a “flow” basis: Mortgages are priced and delivered on a “best efforts” pricing basis, with servicing released to the investor. Fannie Mae/Freddie Mac guidelines are used in underwriting all mortgages with the exception of CRA loans. The mortgages with longer terms such as 20-year, 30-year, FHA, and VA loans are usually sold. The remaining production of the department includes construction, adjustable rate mortgages, 10-year, 15-year, and bi-weekly mortgages. These loans are usually kept in the AmeriServ portfolio although during periods of low interest rates 15-year loans are typically sold into the secondary market.

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES

AmeriServ Trust and Financial Services Company

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. As one of the larger providers of trust and investment management products and services between Pittsburgh and Harrisburg, AmeriServ Trust and Financial Services Company is committed to delivering personalized, professional service to its clients. Its staff of approximately 44 professionals administer assets valued at approximately $1.4 billion that are not recognized on the Company’s balance sheet at December 31, 2009. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. The Wealth management business also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. Note that the BUILD fund is in the process of liquidation. At December 31, 2009, AmeriServ Trust and Financial Services had total assets of $3.5 million and total shareholder’s equity of $3.1 million. In 2009, the Trust Company contributed earnings to the corporation as its gross revenue amounted to $5.7 million and the net income contribution was $387,000. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

AmeriServ Life

AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company’s market area. Operations of AmeriServ Life are conducted in each office of the Company’s banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Pennsylvania Insurance Department, and the Federal Reserve System. At December 31, 2009, AmeriServ Life had total assets of $778,000 and total stockholders’ equity of $719,000.

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

COMPETITION

The subsidiaries face strong competition from other commercial banks, savings banks, credit unions, savings and loan associations, and several other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions which are substantially larger and have greater financial resources than the subsidiary entities. As the financial services industry continues to consolidate, the scope of potential competition affecting the subsidiary entities will also increase. Brokerage houses, consumer finance companies, insurance companies, and pension trusts, are important competitors for various types of financial services. In addition, personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals.

MARKET AREA & ECONOMY

Nationally, the economy is improving, although it may take years to fully emerge from the negative effects of the recent economic downturn. The U.S. economy appears to have exited 2009 on an improving note with 4.0 GDP. This growth rate appears unsustainable and a forward projection of 2.5% growth in the first quarter of 2010 is more in line with the Bloomberg consensus forecast and general expectations. Going forward, the inventory cycle looks promising for growth, and it seems to be improving at a faster pace. Inventories were still being cut sharply in the third quarter of 2009, but if inventories flatten, replacement could contribute as much as 1% to the level of GDP over the first two to three quarters of 2010. The consumer remains a big problem for the economic recovery. Consumer spending is gradually picking up, but most economists are skeptical about its future strength, given that debt burdens are still high, wealth is depleted, and credit remains very tight. The consumer remains very concerned about jobs. The unemployment rate is expected to remain at or near 10% through all of 2010. The Federal Reserve is not expected to change course until it appears that unemployment rate is going to decline. Recent indications show core inflation should remain relatively flat, despite increases in commodity prices, which is expected given the excess capacity in product markets and in the labor market. Getting the housing market back on firm footing is a key ingredient to a lasting recovery. The collapse of the housing market, which dragged down home prices with it, was the catalyst for the longest and worst recession to hit the country since the 1930s. To nurture the recovery, the Federal Reserve is expected to keep its key bank lending rate at a record low near zero and keep it there for an “extended period.” The goal is that low interest rates will entice people and businesses to boost spending, in order to fuel economic growth.

The economy in Cambria and Somerset Counties at the end of 2009 produced seasonally adjusted unemployment rates of 8.8% and 9.2%, respectively, as compared to national and state rates of 10.0% and 8.9%, respectively. Local markets have been negatively impacted by the recessionary conditions that exist in the national economy causing the unemployment rate to increase from last year’s average of 7.9%. The increases in unemployment and the difficulties being experienced by small and medium businesses nationally are also being experienced locally. Johnstown, PA, where AmeriServ Financial, Inc is headquartered, is a leader in defense technology and continues to have a cost of living that is lower than the national average. As of December 31, 2009, total non-farm jobs in Johnstown MSA were 1,800 below the December 2008 level with losses coming from both goods-producing and service-providing industries. However, work on defense projects is expected to contribute to the local economy in the future. Local loan demand slowed in the second half of 2009 after good performance earlier in the year.

Economic conditions are stronger in the State College market but have also been negatively impacted by the struggling national economy. The unemployment rate for the State College MSA reached 6.0% late in 2009, which represents a 0.9% increase since last year, but remains the lowest of all regions in the Commonwealth.

Seasonally adjusted total nonfarm jobs for the MSA increased by 100 since December 2008. The Company plans to open a third branch office in the State College market during 2010 as this area presents the Company with a more vibrant economic market and a much different demographic. A large percentage of the population in State College falls into the 18 to 34 year old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age. Overall, opportunities in the State College market are quite different and challenging, providing a promising source of business to profitably grow the Company.

EMPLOYEES

The Company employed 379 people as of December 31, 2009, in full- and part-time positions. Approximately 208 non-supervisory employees of the Bank are represented by the United Steelworkers, AFL-CIO-CLC, Local Union 2635-06. In 2009, the Bank successfully negotiated a new four year labor contract with the United Steelworkers Local that will expire on October 15, 2013. The contract calls for annual wage increases of 1.5% in the first year, 2.0% in each of the second and third years, and 3.0% in the fourth year. The Bank has not experienced a work stoppage since 1979. The Bank is one of 13 union-represented banks nationwide.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), among other things, identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. The FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to utilize brokered deposits and on other aspects of its operations. The FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank must develop a capital restoration plan, and its parent holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan.

As of December 31, 2009, the Company believes that its Bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. A bank’s capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

TEMPORARY LIQUIDITY GUARANTEE PROGRAM

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (TLGP). The TLGP was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP the FDIC will (1) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (2) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdraw (NOW) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Company elected to participate in the program that provided full FDIC deposit insurance coverage for all non-interest bearing accounts.

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest, among other things, that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, the Company adopted a series of procedures to further strengthen its corporate governance practices. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company’s Code of Conduct Policy and other procedures that were previously in place. In 2005, the Company implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act. This program included the identification of key processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the effectiveness of key controls.

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

STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES

The following Guide 3 information is included in this Form 10-K as listed below:

I.	Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential Information. Information required by this section is presented on pages 17-22, and 29-30.

II.	Investment Portfolio Information required by this section is presented on pages 10 and 51-54.

III.	Loan Portfolio Information required by this section appears on pages 10-11 and 24-25.

IV.	Summary of Loan Loss Experience Information required by this section is presented on pages 25-26.

V.	Deposits Information required by this section follows on page 12.

VI.	Return on Equity and Assets Information required by this section is presented on page 16.

VII.	Short-Term Borrowings Information required by this section is presented on page 12.

INVESTMENT PORTFOLIO

Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair market value of the Company’s investment portfolio as of the periods indicated:

Investment securities available for sale at:

	AT DECEMBER 31,
COST BASIS:	2009	2008	2007
	(IN THOUSANDS)
U.S. Treasury	$—	$—	$6,006
U.S. Agency	12,342	10,387	37,255
U.S. Agency mortgage-backed securities	116,088	114,380	98,484
Other securities	—	24	25

Total cost basis of investment securities available for sale	$128,430	$124,791	$141,770

Total fair value of investment securities available for sale	$131,272	$126,781	$140,582

Investment securities held to maturity at:

	AT DECEMBER 31,
COST BASIS:	2009	2008	2007
	(IN THOUSANDS)
U.S. Treasury	$3,009	$3,082	$3,153
U.S. Agency	—	—	3,473
U.S. Agency mortgage-backed securities	7,602	9,562	6,157
Other securities	1,000	3,250	5,750

Total cost basis of investment securities held to maturity	$11,611	$15,894	$18,533

Total fair value of investment securities held to maturity	$11,996	$16,323	$18,378

LOAN PORTFOLIO

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2009	2008	2007	2006	2005
	(IN THOUSANDS)
Commercial	$96,158	$110,197	$118,936	$91,746	$80,629
Commercial loans secured by real estate(1)	396,787	353,870	285,115	269,781	249,204
Real estate-mortgage(1)	207,221	218,928	214,839	209,728	201,111
Consumer	19,619	23,804	16,676	18,336	20,391

Loans	719,785	706,799	635,566	589,591	551,335
Less: Unearned income	671	691	471	514	831

Loans, net of unearned income	$719,114	$706,108	$635,095	$589,077	$550,504

(1)	For each of the periods presented beginning with December 31, 2009, real estate-construction loans constituted 6.8%, 6.2%, 5.5%, 4.4% and 5.5% of the Company’s total loans, net of unearned income, respectively.

NON-PERFORMING ASSETS

The following table presents information concerning non-performing assets:

	AT DECEMBER 31,
	2009	2008	2007	2006	2005
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans
Commercial	$3,375	$1,128	$3,553	$494	$2,315
Commercial loans secured by real estate	11,716	484	225	195	318
Real estate-mortgage	1,639	1,313	875	1,050	1,070
Consumer	386	452	585	547	446

Total	17,116	3,377	5,238	2,286	4,149

Past due 90 days or more and still accruing
Consumer	—	—	—	3	31

Total	—	—	—	3	31

Other real estate owned
Commercial loans secured by real estate	871	701	—	—	—
Real estate-mortgage	350	494	42	3	130
Consumer	—	—	—	—	5

Total	1,221	1,195	42	3	135

Total non-performing assets	$18,337	$4,572	$5,280	$2,292	$4,315

Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	2.53%	0.65%	0.83%	0.39%	0.78%
Total restructured loans (included in non-accrual loans above)	$9,602	$1,360	$1,217	$1,302	$258

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of (1) fair value minus estimated costs to sell, or (2) carrying cost.

The following table sets forth, for the periods indicated, (1) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (2) the amount of interest income actually recorded on such loans, and (3) the net reduction in interest income attributable to such loans.

	YEAR ENDED DECEMBER 31,
	2009	2008	2007	2006	2005
	(IN THOUSANDS)
Interest income due in accordance with original terms	$553	$198	$215	$214	$213
Interest income recorded	(75)	—	(24)	(55)	(12)

Net reduction in interest income	$478	$198	$191	$159	$201

DEPOSITS

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:

	AT DECEMBER 31,
	2009		2008		2007
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$114,473	—%	$110,601	—%	$105,306	—%
Interest bearing	62,494	0.41	64,683	1.01	67,132	1.76
Savings	72,350	0.73	70,255	0.76	71,922	0.76
Money market	169,823	1.44	107,843	2.24	158,947	3.80
Other time	343,841	2.88	341,185	3.54	346,134	4.34

Total deposits	$762,981	2.02	$694,567	2.69	$749,441	3.54

Interest expense on deposits consisted of the following:

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS)
Interest bearing demand	$256	$653	$1,184
Savings	530	535	549
Money market	2,437	2,417	6,040
Certificates of deposit in denominations of $100,000 or more	1,186	1,744	1,774
Other time	8,700	10,331	13,264

Total interest expense	$13,109	$15,680	$22,811

Additionally, the following table provides more detailed maturity information regarding certificates of deposit issued in denominations of $100,000 or more as of December 31, 2009:

MATURING IN:

(IN THOUSANDS)
Three months or less	$13,140
Over three through six months	17,667
Over six through twelve months	5,192
Over twelve months	9,170

Total	$45,169

FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

The outstanding balances and related information for federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2009
	FEDERAL FUNDS PURCHASED	OTHER SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$25,775
Maximum indebtedness at any month end	5,968	54,649
Average balance during year	1,358	19,670
Average rate paid for the year	0.50%	0.67%
Interest rate on year end balance	—	0.62

	AT DECEMBER 31, 2008
	FEDERAL FUNDS PURCHASED	OTHER SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$119,920
Maximum indebtedness at any month end	5,685	138,855
Average balance during year	20	71,617
Average rate paid for the year	3.16%	1.96%
Interest rate on year end balance	—	0.60

	AT DECEMBER 31, 2007
	FEDERAL FUNDS PURCHASED	OTHER SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$72,210
Maximum indebtedness at any month end	3,430	74,095
Average balance during year	99	19,745
Average rate paid for the year	5.18%	4.89%
Interest rate on year end balance	—	3.88

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to one year in maturity. The average maturity was two days at the end of 2009, 2008, and 2007.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments from the SEC for the reporting periods presented.

ITEM 2.	PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus twelve floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 13 other locations which are owned. Eight additional locations are leased with terms expiring from February 16, 2010 to March 31, 2018.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of January 29, 2010, the Company had 4,138 shareholders of its common stock. AmeriServ Financial, Inc.’s common stock is traded on the NASDAQ Global Market System under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

	PRICES		CASH DIVIDENDS DECLARED
	HIGH	LOW
Year ended December 31, 2009:
First Quarter	$1.99	$1.43	$0.00
Second Quarter	1.88	1.56	0.00
Third Quarter	2.09	1.54	0.00
Fourth Quarter	1.97	1.46	0.00
Year ended December 31, 2008:
First Quarter	$3.30	$2.21	$0.00
Second Quarter	3.08	2.60	0.00
Third Quarter	2.98	2.37	0.00
Fourth Quarter	2.85	1.59	0.025

See Capital Resources section of the MD&A for dividend restriction information. Information required by this section is presented in the “Capital Equity Compensation Plan Information Table” section of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2009	2008	2007	2006	2005
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$47,455	$47,819	$49,379	$46,565	$45,865
Total interest expense	15,021	18,702	25,156	22,087	21,753

Net interest income	32,434	29,117	24,223	24,478	24,112
Provision for loan losses	15,150	2,925	300	(125)	(175)

Net interest income after provision for loan losses	17,284	26,192	23,923	24,603	24,287
Total non-interest income	13,928	16,424	14,707	12,841	10,209
Total non-interest expense	39,157	35,637	34,672	34,692	49,420

Income (loss) from continuing operations before income taxes	(7,945)	6,979	3,958	2,752	(14,924)
Provision (benefit) for income taxes	(3,050)	1,470	924	420	(5,902)

Income (loss) from continuing operations	(4,895)	5,509	3,034	2,332	(9,022)
Loss from discontinued operations, net of income taxes*	—	—	—	—	(119)

Net income (loss)	$(4,895)	$5,509	$3,034	$2,332	$(9,141)

PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
Basic earnings (loss) per share	$(0.28)	$0.25	$0.14	$0.11	$(0.44)
Diluted earnings (loss) per share	(0.28)	0.25	0.14	0.11	(0.44)
PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS*:
Basic loss per share	$—	$—	$—	$—	$(0.01)
Diluted loss per share	—	—	—	—	(0.01)
PER COMMON SHARE DATA:
Basic earnings (loss) per share	$(0.28)	$0.25	$0.14	$0.11	$(0.45)
Diluted earnings (loss) per share	(0.28)	0.25	0.14	0.11	(0.45)
Cash dividends declared	0.00	0.025	0.00	0.00	0.00
Book value at period end	4.09	4.39	4.07	3.82	3.82
BALANCE SHEET AND OTHER DATA:
Total assets	$970,026	$966,929	$904,878	$895,992	$880,176
Loans and loans held for sale, net of unearned income	722,904	707,108	636,155	589,435	550,602
Allowance for loan losses	19,685	8,910	7,252	8,092	9,143
Investment securities available for sale	131,272	126,781	140,582	172,223	201,569
Investment securities held to maturity	11,611	15,894	18,533	20,657	30,355
Deposits	786,011	694,956	710,439	741,755	712,665
Total borrowings	64,664	146,863	95,200	63,122	77,256
Stockholders’ equity	107,254	113,252	90,294	84,684	84,474
Full-time equivalent employees	345	353	351	369	378

*	The Company sold its remaining mortgage servicing rights of Standard Mortgage Corporation, its former mortgage servicing subsidiary, in December 2004 and incurred discontinued operations activity of this non-core business in 2005.

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2009		2008		2007		2006		2005
SELECTED FINANCIAL RATIOS:
Return on average total equity	(4.33)%		5.93%		3.51%		2.74%		(10.77)%
Return on average assets	(0.51)		0.62		0.34		0.27		(0.95)
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	91.97		101.75		89.54		79.46		77.26
Ratio of average total equity to average assets	11.72		10.40		9.79		9.73		8.80
Common stock cash dividends as a percent of net income available to common shareholders	—		9.92		—		—		—
Interest rate spread	3.37		3.21		2.54		2.67		2.39
Net interest margin	3.72		3.64		3.06		3.12		2.76
Allowance for loan losses as a percentage of loans and loans held for sale, net of unearned income, at period end	2.72		1.26		1.14		1.37		1.66
Non-performing assets as a percentage of loans, loans held for sale and other real estate owned, at period end	2.53		0.65		0.83		0.39		0.78
Net charge-offs as a percentage of average loans and loans held for sale	0.60		0.20		0.19		0.16		0.11
Ratio of earnings to fixed charges and preferred dividends:(1)
Excluding interest on deposits	(1.12	)X	3.17	X	2.60	X	1.93	X	(1.35	)X
Including interest on deposits	0.53		1.37		1.16		1.12		0.05
Cumulative one year interest rate sensitivity gap ratio, at period end	1.08		1.10		0.90		0.85		0.89

(1)	The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of AmeriServ Financial, Inc. (AmeriServ) should be read in conjunction with the consolidated financial statements of AmeriServ Financial, Inc. including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

2009 SUMMARY OVERVIEW:

On January 26, 2010, AmeriServ announced a net loss for the fourth quarter of 2009 of $1.7 million or $0.09 per share. This quarterly loss increased the net loss for 2009 to $4.9 million or $0.28 per share compared to net income of $5.5 million or $0.25 per share reported for 2008. It is our job to provide an analysis of the 2009 challenges and our responses to those challenges. But first a few comments on the economy and the steps that AmeriServ has been taking to position the Company to be a healthy survivor of this economic downturn.

Many people are aware of the increases in unemployment and the difficulties being experienced by small and medium sized businesses around the nation as well as in this region. The banking industry has presented a rather confused story of late. As the quarter progressed, the media noted that the Wall Street banks were emphasizing their trading activities, instead of traditional banking in order to rebuild their revenues. Their trading profits, along with a series of shareholder diluting capital infusions, permitted them to repay their TARP injections from the U.S. Treasury so that they could continue to practice their much criticized executive compensation programs. However, at the same time, the banking supervisors continued to classify more community banks as troubled and continued to close banks in the fourth quarter. It was probably inevitable that the brush fire that began on Wall Street in securitized subprime residential mortgages would grow and eventually impact Main Street where community banks live. Faced with this spreading recession, community banks have necessarily focused on their fundamental safety and soundness.

So it has been here at AmeriServ. Even though this Western Pennsylvania region had not been a participant in the so called economic “bubble,” the resulting recession has also spread to this region. So as to increase the level of vigilance, in September, the AmeriServ Board of Directors and management established an asset quality task force and charged it with the responsibility to examine and critique the entire loan portfolio. The task force was instructed to recommend setting aside the appropriate level of allowance for loan losses for any loan weakened by the recession. This review has been completed, but the task force will remain active in 2010 for we do not believe that the economy has yet entered a period of sustained recovery. Guided by the task force recommendations, AmeriServ added $3.8 million in the fourth quarter to the allowance for loan losses insuring that this represents over 100% coverage of the total of non-performing loans. This concentrated focus on asset quality actually resulted in a reduction of $5.4 million in the total of non-performing assets when compared with September 30, 2009. We believe that this coldly realistic policy will provide the necessary level of reserves for these times and reduce the likelihood of unpleasant surprises.

It is also common knowledge that the wealth management business has been through something of a firestorm as a consequence of the recession. Therefore, AmeriServ has also taken specific actions to strengthen our trust and wealth management subsidiaries. Beginning in October 2009, a nationally known consulting firm has been performing a comprehensive study of the Trust Company from top to bottom. This study is focused on strategic issues, but also on the day-to-day operating and compliance issues. The Boards and management received this study just recently and are now building a timeline during which to implement the recommendations. The year 2010 is a year for the Trust Company to re-invent itself so that it can be an active participant in its various markets. A part of that re-invention is a search for a successor to the retiring Trust Company CEO.

You should also know that the fourth quarter has not been just studying things and fixing things. AmeriServ has been quite active in the business of banking. During the fourth quarter, the Company:

•	originated $55 million of new loans, including $23 million of residential mortgages in this region,

•	increased its core deposit base by $6.8 million, further maintaining its position as the market leader in deposits in its primary market,

•	concluded a new 4 year collective bargaining agreement with its unionized work force, ensuring a united staff focused on customer service for years to come,

•	received the necessary approvals to begin construction of our third full service retail banking branch in State College, PA,

•	began an effort to emphasize the marketing and sales of business services, to improve our visibility in the business community, and

•	completed a seamless transition between our retiring President and Chief Executive Officer, Allan R. Dennison, and his successor, Glenn L. Wilson.

Just another word about these difficult times for community banks. It has been the keystone of the AmeriServ Turnaround strategy to maintain a conservative balance sheet and to deal with problem situations swiftly and completely. This has meant emphasizing our core deposit strength, limiting the geographical radius of our lending activities and emphasizing the growth of Trust business revenue and profitability. We try to always keep three goals in mind:

•	Maintain an Allowance for Loan Losses equal to at least 100% of Non-Performing Loans. We ended 2009 with a coverage of 115%

•	Surpass all required regulatory Capital Ratios and report these to shareholders publicly each quarter. AmeriServ also met this goal as of year-end 2009

•

Ensure strong liquidity. While there is no commonly accepted liquidity measure in our industry, our Board Investment/ALCO Committee examines this calculation regularly and, as of year-end 2009, AmeriServ reported strong liquidity.

We hope that this recession will pass soon so that we can get back to growing the franchise. But as long as the troubles continue we will continue to concentrate on the safety and soundness of this institution and position AmeriServ to be one of the strong survivors.

PERFORMANCE OVERVIEW... The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Net income (loss)	$(4,895)	$5,509	$3,034
Diluted earnings (loss) per share	(0.28)	0.25	0.14
Return on average assets	(0.51)%	0.62%	0.34%
Return on average equity	(4.33)	5.93	3.51

The Company reported a net loss of $4.9 million or $0.28 loss per diluted common share for 2009. This represents a decrease of $10.4 million from the 2008 net income of $5.5 million or $0.25 per diluted common share. Diluted earnings per share declined more significantly than net income due to the preferred dividend requirement on the CPP preferred stock purchased by the U.S. Treasury under its TARP program in 2009, which amounted to $1.0 million and reduced the amount of net income available to common shareholders. An increased provision for loan losses, reduced non-interest income, and higher non-interest expenses were the main factors causing the decrease in net income in 2009. These negative items more than offset good growth in net interest income that resulted from solid loan and deposit growth within our retail Bank and effective balance sheet management in a declining interest rate environment.

The Company reported net income of $5.5 million or $0.25 per diluted share for 2008. This represented an increase of $2.5 million or 82% over 2007 net income of $3.0 million or $0.14 per diluted share. The Company’s return on assets improved to 0.62% in 2008 compared to 0.34% in 2007. Conservative balance sheet positioning allowed AmeriServ to report improved financial performance during a historic period of turmoil and crisis within the financial markets. The growth in earnings in 2008 was driven by increased net interest income and higher non-interest revenue, which more than offset an increased provision for loan losses and higher non-interest expenses.

NET INTEREST INCOME AND MARGIN... The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table summarizes the Company’s net interest income performance for each of the past three years:

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$47,455	$47,819	$49,379
Interest expense	15,021	18,702	25,156

Net interest income	32,434	29,117	24,223
Net interest margin	3.72%	3.64%	3.06%

2009 NET INTEREST PERFORMANCE OVERVIEW… The Company’s net interest income in 2009 increased by $3.3 million, or 11.4%, from 2008 and the net interest margin rose by 8 basis points to 3.72% over the same comparative period. The increased net interest income and margin resulted from a combination of good balance sheet growth and the pricing benefits achieved from a steeper yield curve in 2009. Specifically, total loans averaged $725 million in 2009, an increase of $83 million or 13.0% over 2008. This growth caused overall loan interest revenue to increase in 2009 despite the lower interest rate environment. The Company’s strong liquidity position has been supported by total deposits that averaged $763 million in 2009, an increase of $68 million or 9.8% over 2008. The Company believes that uncertainties in the financial markets and the economy have contributed to growth in money market accounts, certificates of deposit, and demand deposits as consumers have looked for safety in well capitalized community banks like AmeriServ Financial Bank. Additionally, the Company also benefited from a favorable $3.7 million decline in interest expense caused by the more rapid downward repricing of both deposits and Federal Home Loan Bank borrowings due to the market decline in short-term interest rates.

COMPONENT CHANGES IN NET INTEREST INCOME: 2009 VERSUS 2008… Regarding the separate components of net interest income, the Company’s total interest income in 2009 decreased by $364,000 when compared to 2008. This decrease was due to a 52 basis point decline in the earning asset yield to 5.44%, that was partially mitigated by a $79 million increase in average earning assets due to the previously mentioned strong loan growth. Within the earning asset base, the yield on the total loan portfolio decreased by 65 basis points to 5.72% and reflects the lower interest rate environment in 2009 as the Federal Reserve has reduced the federal funds rate by approximately 200 basis points in response to the financial market crisis that hit in last year’s third quarter. The total investment securities yield decreased by 5 basis points to 4.08% while the yield on short-term money market funds dropped by 161 basis points to 0.35%. Both of these yield drops also reflect the lower interest rate environment in 2009.

The $79 million, or 9.9%, increase in the volume of average earning assets was due to an $83 million, or 13.0%, increase in average loans, partially offset by a $7 million, or 4.9%, decrease in average investment securities. This loan growth was driven by increased commercial real estate loans as a result of successful new business development efforts, particularly in the suburban Pittsburgh market. The Company found increased commercial lending opportunities in the Pittsburgh market in the second half of 2008 and first half of 2009 due to the retrenchment of several larger competitors as a result of the turmoil in the financial markets. This loan growth caused the Company’s loan to deposit ratio to average 95.1% in 2009 compared to 92.4% in 2008. The decline in investment securities was caused by the call of certain agency securities and ongoing cash flow from mortgage-backed securities. The Company has elected to utilize this cash from lower yielding investment securities to fund higher yielding loans in an effort to improve the Company’s earning asset yield and net interest margin. The Company, however, does not expect the investment securities portfolio to shrink any further in 2010 in order to maintain sufficient security balances for pledging purposes.

The Company’s total interest expense for 2009 decreased by $3.7 million, or 19.7%, when compared to 2008. This decrease in interest expense was due to a lower cost of funds as the cost of both deposits and borrowings repriced downward with the reductions in short-term interest rates. Specifically, the cost of interest bearing deposits declined by 67 basis points to 2.02%, while the cost of all FHLB borrowings dropped by 106 basis points to 1.22%. This decrease in funding costs more than offset the additional interest expense associated with a $46 million increase in the volume of interest bearing liabilities due to the previously mentioned deposit growth. Additionally, the Company’s funding mix also benefited from a $3.9 million increase in non-interest bearing demand deposits. Overall, in 2009 the Company had the discipline to further reduce its reliance on borrowings as a funding source as wholesale borrowings averaged only 6.7% of total assets. The Company also does not use brokered certificates of deposit as a funding source.

2008 NET INTEREST PERFORMANCE OVERVIEW… The Company’s net interest income in 2008 increased by $4.9 million, or 20.2%, from the prior year and the net interest margin was up by 58 basis points over the same comparative period. The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve. As a result of these changes, the Company’s interest expense on deposits and borrowings declined at a faster rate than the interest income on loans and investments. Additionally, an improved earning asset mix with fewer investment securities and more loans outstanding also contributed to the increased net interest income and margin in 2008. Total loans increased by $71 million or 11.1% with $43 million of the growth occurring during the fourth quarter of 2008 as we were able to extend credit to quality borrowers within the communities in which we operate.

COMPONENT CHANGES IN NET INTEREST INCOME: 2008 VERSUS 2007… Regarding the separate components of net interest income, the Company’s total interest income for 2008 decreased by $1.6 million when compared to 2007. This decrease was due to a 27 basis point decrease in the earning asset yield to 5.96%. Within the earning asset base, the yield on the total loan portfolio decreased by 45 basis points to 6.37% and reflects the lower interest rate environment in 2008 as the Federal Reserve reduced the federal funds rate by 400 basis points during 2008. The total investment securities yield, however, increased by five basis points to 4.13%. The Company took advantage of the positively sloped yield curve in the second quarter of 2008 to position the investment portfolio for better future earnings by selling some of the lower yielding securities in the portfolio at a loss and replacing them with higher yielding securities with a modestly longer duration.

The $8.8 million increase in the volume of average earning assets was due to a $34.3 million, or 5.6%, increase in average loans partially offset by a $21.6 million, or 12.3%, decrease in average investment securities. The loan growth was driven by increased commercial real estate loans as a result of successful new business development efforts particularly in the suburban Pittsburgh market. The Company has found increased commercial lending opportunities in the Pittsburgh market in 2008 due to the retrenchment of several larger competitors as a result of the turmoil in the financial markets. The decline in investment securities was caused by the call of certain agency securities and ongoing cash flow from mortgage-backed securities. The Company has elected to utilize this cash from lower yielding securities to fund higher yielding loans in an effort to improve the Company’s earning asset yield.

The Company’s total interest expense for 2008 decreased by $6.5 million, or 25.7%, when compared to 2007. This decrease in interest expense was due to a lower cost of funds. The total cost of funds for 2008 declined by 94 basis points to 2.75% and was driven down by lower short-term interest rates and a more favorable funding mix in 2008. Specifically, the costs of interest bearing deposits decreased by 85 basis points to 2.69% while the cost of short-term borrowings dropped by 293 basis points to 1.96%. Total average interest bearing deposits decreased by $60.2 million or 9.3% due almost entirely to a decline in Trust Company specialty deposits as wholesale borrowings provided the Company with a lower cost funding source than these deposits for the majority of 2008. Wholesale borrowings averaged 9.3% of total assets in 2008. Additionally, the Company’s funding mix also benefited from a $5.3 million increase in non-interest bearing demand deposits and an increase in retail money market deposits as customers had opted for short-term liquidity during this period of volatility and decline in the equity markets.

The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables loan balances include non-accrual loans, and interest income recorded on non-accrual loans on a cash basis, which is deemed to be immaterial, is included in interest income. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of approximately 34% is used to compute tax-equivalent yields.

	YEAR ENDED DECEMBER 31,
	2009			2008			2007
	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$725,241	$41,488	5.72%	$641,766	$41,100	6.37%	$607,507	$41,654	6.82%
Deposits with banks	1,782	4	0.23	583	13	2.23	500	20	4.00
Federal funds sold	490	1	0.11	114	4	3.54	2,278	121	5.26
Short-term investment in money market funds	9,022	30	0.35	7,136	140	1.96	8,857	203	2.29
Investment securities:
Available for sale	131,804	5,340	4.05	136,344	5,770	4.03	155,003	6,433	3.96
Held to maturity	14,346	630	4.36	17,292	875	5.06	20,257	1,039	5.04

Total investment securities	146,150	5,970	4.08	153,636	6,645	4.13	175,260	7,472	4.08

TOTAL INTEREST EARNING ASSETS/ INTEREST INCOME	882,685	47,493	5.44	803,235	47,902	5.96	794,402	49,470	6.23

Non-interest earning assets:
Cash and due from banks	14,498			16,786			17,750
Premises and equipment	9,213			9,333			8,623
Other assets	72,574			72,249			70,369
Allowance for loan losses	(13,382)			(7,837)			(7,755)

TOTAL ASSETS	$965,588			$893,766			$883,389

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$62,494	$256	0.41%	$64,683	$654	1.01%	$67,132	$1,184	1.76%
Savings	72,350	530	0.73	70,255	535	0.76	71,922	549	0.76
Money market	169,823	2,437	1.44	107,843	2,417	2.24	158,947	6,040	3.80
Other time	343,841	9,886	2.88	341,185	12,074	3.54	346,134	15,038	4.34

Total interest bearing deposits	648,508	13,109	2.02	583,966	15,680	2.69	644,135	22,811	3.54

Federal funds purchased and other short-term borrowings	21,028	140	0.67	71,636	1,403	1.96	19,844	972	4.89
Advances from Federal Home Loan Bank	43,934	652	1.48	11,725	499	4.26	4,852	253	5.22
Guaranteed junior subordinated deferrable interest debentures	13,085	1,120	8.57	13,085	1,120	8.57	13,085	1,120	8.57

TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	726,555	15,021	2.07	680,412	18,702	2.75	681,916	25,156	3.69

Non-interest bearing liabilities:
Demand deposits	114,473			110,601			105,306
Other liabilities	11,428			9,816			9,703
Stockholders’ equity	113,132			92,937			86,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$965,588			$893,766			$883,389

Interest rate spread			3.37			3.21			2.54
Net interest income/net interest margin		32,472	3.72%		29,200	3.64%		24,314	3.06%
Tax-equivalent adjustment		(38)			(83)			(91)

Net interest income		$32,434			$29,117			$24,223

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

	2009 vs. 2008			2008 vs. 2007
	INCREASE (DECREASE) DUE TO CHANGE IN:			INCREASE (DECREASE) DUE TO CHANGE IN:
	AVERAGE VOLUME	RATE	TOTAL	AVERAGE VOLUME	RATE	TOTAL
	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$1,146	$(758)	$388	$3,258	$(3,812)	$(554)
Deposits with banks	15	(24)	(9)	4	(11)	(7)
Federal funds sold	9	(12)	(3)	(87)	(30)	(117)
Short-term investments in money market funds	(78)	(32)	(110)	(36)	(27)	(63)
Investment securities:
Available for sale	(156)	(274)	(430)	(777)	114	(663)
Held to maturity	(265)	20	(245)	(169)	5	(164)

Total investment securities	(421)	(254)	(675)	(946)	119	(827)

Total interest income	671	(1,080)	(409)	2,193	(3,761)	(1,568)

INTEREST PAID ON:
Interest bearing demand deposits	(410)	12	(398)	(42)	(489)	(531)
Savings deposits	(5)	—	(5)	(14)	—	(14)
Money market	526	(506)	20	(1,591)	(2,032)	(3,623)
Other time deposits	(2,158)	(30)	(2,188)	(213)	(2,751)	(2,964)
Federal funds purchased and other short-term borrowings	(1,916)	653	(1,263)	561	(129)	432
Advances from Federal Home Loan Bank	1,046	(893)	153	283	(37)	246

Total interest expense	(2,917)	(764)	(3,681)	(1,016)	(5,438)	(6,454)

Change in net interest income	$3,588	$(316)	$3,272	$3,209	$1,677	$4,886

LOAN QUALITY… AmeriServ Financial’s written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. The Company’s policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. The Company has also identified three pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for small business loans $250,000 or less, residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment. The following table sets forth information concerning AmeriServ’s loan delinquency and other non-performing assets.

	AT DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Total loan past due 30 to 89 days	$11,408	$4,396	$3,559
Total non-accrual loans	17,116	3,377	5,238
Total non-performing assets(1)	18,337	4,572	5,280
Loan delinquency as a percentage of total loans and loans held for sale, net of unearned income	1.58%	0.62%	0.56%
Non-accrual loans as a percentage of total loans and loans held for sale, net of unearned income	2.37	0.48	0.82
Non-performing assets as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	2.53	0.65	0.83
Non-performing assets as a percentage of total assets	1.89	0.47	0.58
Total classified loans (loans rated substandard or doubtful)	$48,689	$13,235	$10,839

(1)	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments and (iii) other real estate owned.

As a result of the recessionary economy, non-performing assets and delinquency levels have trended upward over the past year, specifically, non-performing assets have increased by $13.8 million and now total $18.3 million or 2.53% of total loans. Three credits were primarily responsible for the increased level of non-performing assets: First, in response to the Shared National Credit Examination, the Company transferred a $9.6 million commercial loan relationship to a borrower in the restaurant industry to non-accrual status. The Company restructured this loan at its maturity by entering into a forbearance agreement with the borrower to make reduced payments over a six-month period in an effort to give the borrower greater flexibility to restructure its operations to improve its cash flows during this difficult economic period. The Company has never had any payment delinquency with this borrower. Recently, the borrower has resumed making normal principal and interest payments in accordance with the terms of the forbearance agreement. A $3.4 million specific reserve has been established against this credit. Second, a $3.0 million loan to a borrower in the heavy construction equipment rental business was transferred to non-accrual status. This borrower was experiencing cash flow difficulties that caused payment delinquency. A $1.1 million specific reserve has been established against this credit. Third, a $2.3 million land development loan related to a lake property in Western Pennsylvania. Interest on the loan since origination had been paid through an interest reserve funded via proceeds from the loan. Development of the land has not proceeded according to schedule and the Company elected to transfer this commercial loan into non-accrual status during the fourth quarter. A $461,000 reserve has been established against this credit.

The remainder of the total $35 million increase in classified loans was caused by the downgrade of the rating classification of numerous commercial loans that are experiencing operating weakness in the recessionary economy but are still performing. These downgrades reflected the receipt of the most current financial data we could obtain from our commercial borrowers to determine what impact the recessionary economy had on their financial performance. Included in this amount was another $5 million credit to a large national industrial company that was downgraded to substandard in the third quarter of 2009, as a result of the Shared National Credit Examination. We continue to closely monitor the portfolio given the recessionary economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of December 31, 2009, the 25 largest credits represented 31.1% of total loans outstanding. Additionally, the Company had no performing loans that were considered restructured for the periods presented.

ALLOWANCE AND PROVISION FOR LOAN LOSSES... As described in more detail in the Critical Accounting Policies and Estimates section of this MD&A, the Company uses a comprehensive methodology and procedural discipline to maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The allowance consists of three elements: 1) an allowance established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency and non-performing loan trends, economic trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy, financial information, and documentation exceptions, and 3) a general risk reserve which provides support for variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the Bank’s loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. The qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company’s management to establish allocations which accommodate each of the listed risk factors. The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended.

YEAR ENDED DECEMBER 31,
2009	2008	2007	2006	2005
(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year	$8,910	$7,252	$8,092	$9,143	$9,893
Charge-offs:
Commercial	(3,810)	(405)	(934)	(769)	(214)
Commercial loans secured by real estate	(840)	(811)	(12)	(2)	(113)
Real estate-mortgage	(128)	(132)	(79)	(76)	(145)
Consumer	(352)	(365)	(307)	(397)	(403)

Total charge-offs	(5,130)	(1,713)	(1,332)	(1,244)	(875)

Recoveries:
Commercial	601	299	40	115	77
Commercial loans secured by real estate	14	39	38	41	15
Real estate-mortgage	27	26	12	19	52
Consumer	113	82	102	143	156

Total recoveries	755	446	192	318	300

Net charge-offs	(4,375)	(1,267)	(1,140)	(926)	(575)
Provision for loan losses	15,150	2,925	300	(125)	(175)

Balance at end of year	$19,685	$8,910	$7,252	$8,092	$9,143

Loans and loans held for sale, net of unearned income:
Average for the year	$725,241	$644,896	$610,685	$567,435	$528,545
At December 31	722,904	707,108	636,155	589,435	550,602
As a percent of average loans and loans held for sale:
Net charge-offs	0.60%	0.20%	0.19%	0.16%	0.11%
Provision for loan losses	2.09	0.45	0.05	(0.02)	(0.03)
Allowance as a percent of each of the following:
Total loans and loans held for sale, net of unearned income	2.72	1.26	1.14	1.37	1.66
Total delinquent loans (past due 30 to 89 days)	172.55	202.68	203.77	270.54	209.65
Total non-accrual loans	115.01	263.84	138.45	353.98	220.37
Total non-performing assets	107.35	194.88	137.35	353.05	211.89
Allowance as a multiple of net charge-offs	4.50	x	7.03	x	6.36	x	8.74	x	15.90	x

The Company appropriately strengthened its allowance for loan losses in 2009 in response to deterioration in asset quality. As previously discussed, this deterioration in asset quality in 2009 was evidenced by higher levels of non-performing loans and classified loans than in 2008 and reflects the results of a comprehensive review of loans in the commercial loan and commercial real estate portfolio in the second half of 2009. Overall, the Company recorded a $15.2 million provision for loan losses in 2009, compared to a $2.9 million provision for 2008, or an increase of $12.2 million. Actual credit losses realized through charge-off, however, are running well below the provision level, but are higher than the prior year. For 2009, net charge-offs amounted to $4.4 million or 0.60% of total loans, compared to net charge-offs of $1.3 million or 0.20% of total loans for 2008. Of the 2009 net charge-offs, $3.3 million was realized in the fourth quarter and reflected the resolution of one of the Company’s larger non-performing loans. In summary, the allowance for loan losses provided 115% coverage of non-performing loans and was 2.72% of total loans at December 31, 2009, compared to 264% of non-performing loans and 1.26% of total loans at December 31, 2008.

The Company recorded a $2.9 million loan loss provision for 2008 compared to a $300,000 loan loss provision for 2007. The higher loan provision in 2008 was caused by the Company’s decision to strengthen its allowance for loan losses due to the downgrade of the rating classification of several specific performing commercial loans, uncertainties in the local and national economies and strong growth in total loans in 2008. Overall net charge-offs have trended upward over the past several years. Specifically, for 2008, net charge-offs amounted to $1.3 million or 0.20% of total loans compared to net charge-offs of $1.1 million or 0.19% of total loans for 2007.

The following schedule sets forth the allocation of the allowance for loan losses among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

	AT DECEMBER 31,
	2009		2008		2007		2006		2005
	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO LOANS
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$4,756	13.3%	$2,841	15.6%	$2,074	18.7%	$2,361	15.6%	$3,312	14.6%
Commercial loans secured by real estate	12,692	54.9	4,467	50.0	3,632	44.8	3,546	45.8	3,644	45.3
Real estate-mortgage	314	29.2	325	31.1	316	33.9	424	35.6	381	36.5
Consumer	905	2.6	925	3.3	835	2.6	1,000	3.0	1,022	3.6
Allocation to general risk	1,018	—	352	—	395	—	761	—	784	—

Total	$19,685	100.0%	$8,910	100.0%	$7,252	100.0%	$8,092	100.0%	$9,143	100.0%

Even though residential real estate-mortgage loans comprise 29.2% of the Company’s total loan portfolio, only $314,000 or 1.6% of the total allowance for loan losses is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company’s five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company’s historical loss experience in these categories, and other qualitative factors.

Based on the Company’s allowance for loan loss methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the allowance for loan losses was adequate at December 31, 2009 to cover losses within the Company’s loan portfolio.

NON-INTEREST INCOME... Non-interest income for 2009 totalled $13.9 million; a decrease of $2.5 million, or 15.2%, from 2008. Factors contributing to this reduced level of non-interest income in 2009 included:

•	a $1.5 million decrease in revenue from bank owned life insurance (BOLI) due to fewer death claim payments in 2009.

•	a $1.2 million, or 16.2%, decline in trust and investment advisory fees due to reductions in the market value of assets managed due to lower equity and real estate values in 2009.

•

a $174,000, or 36.5%, increase in gains realized on residential mortgage loan sales into the secondary market in 2009. As a result of increased mortgage purchase and refinance activity in the Company’s primary market, there were $66 million of residential mortgage loans sold into the secondary market in 2009 compared to $37 million in 2008. Overall, the Company sold approximately 70% of its new residential mortgage loan production into the secondary market in 2009 in an effort to limit longer term interest rate risk.

•

the Company took advantage of market opportunities and generated $164,000 of gains on the sale of investment securities in 2009 compared to a $95,000 loss on a portfolio repositioning strategy executed in 2008.

Non-interest income for 2008 totaled $16.4 million; an increase of $1.7 million, or 11.7%, from 2007. Factors contributing to this increased level of non-interest income in 2008 included:

•	a $1.4 million increase in revenue from bank owned life insurance due to increased payments of death claims in 2008.

•

a $170,000 increase in gains on loans held for sale due to increased residential mortgage loan sales into the secondary market in 2008. There were $37.5 million of residential mortgage loans sold into the secondary market in 2008 compared to $26.7 million in 2007.

•

a $490,000, or 19.0%, increase in deposit service charges due to increased overdraft fees and greater service charge revenue that resulted from a realignment of the Bank’s checking accounts to include more fee based products.

•	a $195,000 decrease in investment advisory fees as a result of a drop in assets under management due to the declines experienced in the equity markets in 2008.

NON-INTEREST EXPENSE... Non-interest expense for 2009 totalled $39.2 million; a $3.5 million, or 9.9%, increase from 2008. Factors contributing to the higher non-interest expense in 2009 included:

•

a $1.6 million increase in FDIC deposit insurance expense due to the recognition of a $435,000 expense for a special five basis point assessment mandated for all banks and higher recurring insurance premiums due to the need to strengthen the deposit insurance fund.

•	a $1.3 million, or 6.8%, increase in salaries and employee benefits expense due to higher sales related incentive compensation, normal merit increases, severance costs and greater pension expense.

•

Other expense increased by $1.1 million primarily due to credit related costs. Specifically, other real estate owned expense increased by $715,000 due to the write-down and operating costs associated with an increased number of other real-estate owned properties while the Company also had to fund its reserve for unfunded commitments by an additional $118,000 in 2009.

•

a $450,000 increase in professional fees due to higher legal costs, recruitment fees, and greater consulting costs associated with a comprehensive review of the Trust Company in the fourth quarter of 2009.

•	a $757,000 decrease in core deposit amortization as a branch core deposit intangible was fully amortized by the end of the first quarter of 2009.

Non-interest expense for 2008 totaled $35.6 million; a $965,000 or 2.8% increase from 2007. Factors contributing to the higher non-interest expense in 2008 included:

•

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

•	a $385,000 increase in professional fees due to higher legal costs related to the Trust Company matters, and higher consulting and other professional fees related to productivity studies in 2008.

•	a $122,000 decrease in salaries and employee benefits due primarily to lower medical insurance premiums in 2008 as a result of a switch in carriers.

•	a $368,000 decrease in equipment expense resulting from the benefits achieved on the migration to a new core data processing operating system and mainframe processor.

•

a $91,000 penalty realized on the prepayment of $6 million of Federal Home Loan Bank debt. This charge resulted from the Company’s decision to retire some higher cost advances and replace them with lower cost current market rate borrowings in order to reduce ongoing interest expense.

INCOME TAX EXPENSE... As a result of the pre-tax loss incurred in 2009, the Company recorded an income tax benefit of $3.1 million or 38.4% compared to income tax expense of $1.5 million or an effective tax rate of 21.1% in 2008. The income tax expense recorded in 2007 was $924,000 or an effective tax rate of 23.3%. The Company was able to record a lower effective tax rate in all periods due to tax-free revenue from BOLI. BOLI is the Company’s largest source of tax-free income. The Company’s deferred tax asset was $15.9 million at December 31, 2009 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

SEGMENT RESULTS... Retail banking’s net income contribution was $948,000 in 2009 compared to $2.7 million in 2008 and $2.0 million in 2007. The lower 2009 net income performance is reflective of increases in FDIC insurance premiums, generally higher other non-interest expenses and reduced non-interest income from BOLI. These negative items more than offset increased net interest income resulting from the growth in deposits achieved in 2009 and improved revenue from residential mortgage loan sales into the secondary market. The 2008 net income is better than 2007 due to the positive impact of increased non-interest revenue in line items such as deposit service charges, bank owned life insurance, and gain on residential mortgage loan sales. Retail banking also benefited from reduced non-interest expenses due to lower salaries/benefits costs and reduced occupancy costs as a result of the consolidation and closing of two offices in our branch network.

The commercial lending segment reported a net loss of $6.4 million in 2009 compared to net income of $2.3 million in 2008 and $3.2 million in 2007. The loss in 2009 was caused by an increased provision for loan losses due to the previously discussed strengthening of the allowance for loan losses as a result of the deterioration in asset quality experienced in 2009. The loan loss provision allocated to this segment was $12.3 million greater in 2009. Non-interest expenses also increased in 2009 due to higher other real-estate owned expenses and other loan work out related costs. These negative items more than offset an increased level of net interest income due to the solid commercial loan growth achieved over the past year. The reduced net income contribution in 2008 was caused by an increased provision for loan losses due to the previously discussed strengthening of the allowance for loan losses and higher non-interest expenses. These factors more than offset an increased level of net interest income that resulted from the strong growth in commercial real-estate loans achieved in 2008. Overall, assets within the commercial lending segment increased by $30 million or 6.5% during 2009 after achieving growth of 16.9% in 2008.

The trust segment’s net income contribution was $148,000 in 2009 compared to $1.3 million in 2008 and $1.8 million in 2007. The major reason for the decrease between years was due to less wealth management revenue as a result of fewer assets under management due to the declines experienced in the equity and real estate markets during the past year. Specifically, the most significant decline has been in the value of real-estate assets in the BUILD Fund (a fund that invests union pension dollars in construction projects that utilize union labor) where the market value of assets has declined from $151 million at December 31, 2008 to $33 million at December 31, 2009. The BUILD Fund is in liquidation status. This segment has also experienced an increase in non-interest expenses due to increased personnel costs and higher professional fees due in part to consulting costs associated with a comprehensive review of the Trust Company in the fourth quarter of 2009. The decline in net income contribution in 2008 when compared to 2007 was also caused by less investment advisory and trust revenue as a result of fewer assets under management due to the declines experienced in the equity markets in 2008. Another factor causing the drop between years was increased non-interest expenses due in part to higher legal and professional costs incurred in conjunction with the movement of the union collective Investment BUILD Fund into liquidation status. The Company expects this fund to be liquidated over a 3 to 5 year period given the current real estate market conditions. Overall, the fair market value of trust assets totaled $1.36 billion at December 31, 2009, a decrease of $196 million, or 12.6%, from the December 31, 2008 total of $1.55 billion.

The investment/parent segment reported net income of $379,000 in 2009 compared to net losses of $783,000 in 2008 and $3.9 million in 2007. The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve, which has caused net interest income in this segment to increase meaningfully over each of the past two years. Also, the Company realized $164,000 of investment security gains in 2009 compared to losses of $95,000 realized in 2008.

For greater discussion on the future strategic direction of the Company’s key business segments, see Forward Looking Statements in this MD&A.

BALANCE SHEET... The Company’s total consolidated assets were $970 million at December 31, 2009 which was comparable with the $967 million level at December 31, 2008. The Company’s loans and loan held for sale totaled $723 million at December 31, 2009, an increase of $15.8 million or 2.2% from year-end 2008 due to commercial loan growth. The Company’s commercial loan pipelines are currently weak so we expect that it will be difficult to grow the loan portfolio during the first half of 2010. Investment securities and short-term money market investments declined by $12 million in 2009 due to principal repayments in the mortgage backed securities portfolio and $5 million of investment security sales in 2009. The Company has elected to utilize this excess cash to fund loan growth. Other assets increased by $4 million due to the industry mandated prepayment of three years worth of FDIC deposit insurance in the fourth quarter of 2009.

The Company’s deposits totaled $786 million at December 31, 2009, which was $91 million or 13.1% higher than December 31, 2008, due to an increase in money market deposits, certificates of deposit, and demand deposits. We believe that uncertainties in the financial markets and the economy have contributed to growth in our deposits as consumers have looked for safety in well capitalized community banks like AmeriServ Financial Bank. As a result of this deposit growth, we were able to reduce FHLB borrowings by $82 million during 2009. Total FHLB borrowings now represent 5.3% of total assets compared to 13.8% at December 31, 2008. The Company’s total shareholders’ equity has decreased by $6 million since year-end 2008 due to the net loss reported for 2009 and the dividend paid on the CPP preferred stock. The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at December 31, 2009 of 11.06%. At December 31, 2009, the Company’s book value per common share was $4.09, its tangible book value per common share was $3.47, and its tangible common equity to tangible assets ratio was 7.71%.

LIQUIDITY... The Bank’s liquidity position has been strong during the last several years. Our core retail deposit base has remained stable throughout the early part of this period and has recently shown nice growth, which has been adequate to fund the Bank’s operations. Cash flow from maturities, prepayments and amortization of securities was used to fund the strong net loan growth that the Company has achieved over the past several years. We plan to operate our loan to deposit ratio in a range of 90% to 95%. At December 31, 2009, the Bank’s loan to deposit ratio was 92.0%. Additionally, we do not plan to shrink the investment securities portfolio any further in 2010 in order to maintain sufficient security balances for pledging purposes.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $8.8 million from December 31, 2008, to December 31, 2009, due to $16.5 million of cash used in investing activities. This was partially offset by $6.5 million of cash provided by financing activities and $1.2 million of cash provided by operating activities. Within investing activities, cash advanced for new loan fundings and purchases totalled $157.9 million and was $16.4 million higher than the $141.5 million of cash received from loan principal payments and sales. Within financing activities, deposits increased by $89.6 million, which was used to help pay down short-term borrowings by $94.1 million.

The Parent Company had a total of $20 million of cash, short-term investments, and securities at December 31, 2009, which was down $3.2 million from the year-end 2008 total. We have elected to retain $15 million of the total $21 million in funds received from the preferred stock issued to the U.S. Treasury in connection with our participation in TARP’s Capital Purchase Program (CPP) at the Parent Company to provide us with greater liquidity and financial flexibility. ($6 million of the CPP funds were downstreamed to our subsidiary Bank over the past 13 months.) Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the Parent. At December 31, 2009, however, the subsidiary Bank did not have any cash available for immediate dividends to the Parent under the applicable regulatory formulas because of the loss it incurred in 2009.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, and short-term investments in money market funds, these assets totaled $33 million at December 31, 2009 and $42 million at December 31, 2008. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary Bank is a member of the Federal Home Loan Bank, which provides the opportunity to obtain short- to longer-term advances based upon the Bank’s investment in assets secured by one- to four-family residential real estate. At December 31, 2009, the Bank had immediately available $142 million of overnight borrowing availability at the FHLB, $24 million of short-term borrowing availability at the Federal Reserve Bank and $23 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES... The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.06%, the Tier 1 capital ratio was 14.06%, and the risk based capital ratio was 15.33% at December 31, 2009. Each of these ratios did decline from the prior year-end due primarily to the net loss the Company incurred in 2009. Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios. At December 31, 2009, accumulated other comprehensive loss amounted to $4.4 million. The Company’s tangible equity to assets ratio was 9.85% and its tangible common equity to assets ratio was 7.71% at December 31, 2009. We anticipate that our strong capital ratios may increase in 2010 due to the retention of all earnings, which will be partially offset by preferred dividend requirements and limited balance sheet growth.

Our decision to accept the $21 million CPP preferred stock investment in December 2008 did strengthen our capital ratios. However as a result of this decision, for a period of three years we are no longer permitted to repurchase stock or declare and pay common dividends without the consent of the U.S. Treasury. The Company currently does not expect to repay any portion of the CPP preferred stock investment in 2010 given the uncertainties in the economic environment.

INTEREST RATE SENSITIVITY... Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company’s net interest income, net income and capital. The management and measurement of interest rate risk at the Company is performed by using the following tools: 1) simulation modeling, which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling incorporates assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis, and 3) static GAP analysis, which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. The overall interest rate risk position and strategies are reviewed by senior management and the Company’s Board of Directors on an ongoing basis.

The following table presents a summary of the Company’s static GAP positions at December 31, 2009:

INTEREST SENSITIVITY PERIOD	3 MONTHS OR LESS		OVER 3 MONTHS THROUGH 6 MONTHS		OVER 6 MONTHS THROUGH 1 YEAR		OVER 1 YEAR		TOTAL
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$239,602		$50,171		$78,452		$334,994		$703,219
Investment securities	19,807		8,304		17,067		97,705		142,883
Short-term assets	5,473		—		—		—		5,473
Regulatory stock	7,614		—		—		2,125		9,739
Bank owned life insurance	—		—		33,690		—		33,690

Total rate sensitive assets	$272,496		$58,475		$129,209		$434,824		$895,004

RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing deposits	$—		$—		$—		$118,232		$118,232
NOW	5,064		—		—		56,228		61,292
Money market	159,723		—		—		21,416		181,139
Other savings	18,139		—		—		54,418		72,557
Certificates of deposit of $100,000 or more	13,290		17,667		5,192		9,020		45,169
Other time deposits	72,383		33,252		54,471		147,516		307,622

Total deposits	268,599		50,919		59,663		406,830		786,011
Borrowings	39,788		12		8,027		16,837		64,664

Total rate sensitive liabilities	$308,387		$50,931		$67,690		$423,667		$850,675

INTEREST SENSITIVITY GAP:
Interval	(35,891)		7,544		61,519		11,157		—
Cumulative	$(35,891)		$(28,347)		$33,172		$44,329		$44,329

Period GAP ratio	0.88	X	1.15	X	1.91	X	1.03	X
Cumulative GAP ratio	0.88		0.92		1.08		1.05
Ratio of cumulative GAP to total assets	(3.70)%		(2.92)%		3.42%		4.57%

When December 31, 2009, is compared to December 31, 2008, there has been little change in the Company’s modestly positive cumulative GAP ratio through one year. While the Company does have a negative GAP position through six months, the absolute low level of rates makes this table more difficult to analyze since there is little room for certain liabilities to reprice downward further.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	4.6%	4.1%
100 bp increase	4.0	4.6
100 bp decrease	(8.5)	(13.8)

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

Within the investment portfolio at December 31, 2009, 92% of the portfolio is classified as available for sale and 8% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are 19 securities that are temporarily impaired at December 31, 2009. The Company reviews its securities quarterly and has asserted that at December 31, 2009, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market. The Company also periodically sells 15-year fixed rate mortgage loans into the secondary market as well. For the year 2009, 70% of all residential mortgage loan production was sold into the secondary market.

The amount of loans outstanding by category as of December 31, 2009, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

	ONE YEAR OR LESS	MORE THAN ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL LOANS
	(IN THOUSANDS, EXCEPT RATIOS)
Commercial	$31,426	$46,702	$18,030	$96,158
Commercial loans secured by real estate	39,588	182,102	175,097	396,787
Real estate-mortgage	51,615	76,500	82,896	211,011
Consumer	4,782	6,738	8,099	19,619

Total	$127,411	$312,042	$284,122	$723,575

Loans with fixed-rate	$72,454	$169,050	$116,659	$358,163
Loans with floating-rate	54,957	142,992	167,463	365,412

Total	$127,411	$312,042	$284,122	$723,575

Percent composition of maturity	17.6%	43.1%	39.3%	100.0%
Fixed-rate loans as a percentage of total loans				49.5%
Floating-rate loans as a percentage of total loans				50.5%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

CONTRACTUAL OBLIGATIONS... The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	PAYMENTS DUE IN
	NOTE REFERENCE	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL
	(IN THOUSANDS)
Deposits without a stated maturity	8	$433,220	$—	$—	$—	$433,220
Certificates of deposit*	8	201,888	122,144	21,361	31,809	377,202
Borrowed funds*	10	48,463	3,317	177	695	52,652
Guaranteed junior subordinated deferrable interest debentures*	10	—	—	—	31,052	31,052
Pension obligation	13	1,500	—	—	—	1,500
Lease commitments	14	753	1,103	670	2,816	5,342

*	Includes interest based upon interest rates in effect at December 31, 2009. Future changes in market interest rates could materially affect contractual amounts to be paid.

OFF BALANCE SHEET ARRANGEMENTS... The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $99,275,000 and standby letters of credit of $11,695,000 as of December 31, 2009. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2009, the Company had $18 million in interest rate swaps outstanding.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES... The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, goodwill and core deposit intangibles, income taxes, and investment securities are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

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

Commercial and commercial mortgage loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $17.4 million, or 89%, of the total allowance for loan losses at December 31, 2009 has been allotted to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company’s goodwill relates to value inherent in the banking and wealth management businesses and the value is dependent upon the Company’s ability to provide quality, cost-effective services in the face of free competition from other market participants on a regional basis. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of the Company’s services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted and the loyalty of the Company’s deposit and customer base over a longer time frame. The quality and value of a Company’s assets is also an important factor to consider when performing goodwill impairment testing. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective value added services over sustained periods can lead to impairment of goodwill.

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. The Company’s testing in 2009 indicated that its goodwill was not impaired. However, during the third quarter of 2009, the Company did reduce the goodwill allocated to West Chester Capital Advisors (WCCA) by $547,000. This reduction resulted from a purchase price adjustment as the principals of WCCA did not fully earn a deferred contingent payment that had been accrued for at the time of acquisition.

Core deposit intangibles that have a finite life are amortized over their useful life. As of December 31, 2009, all core deposit intangibles for the Company had been fully amortized.

As of December 31, 2009, goodwill was not considered impaired; however, deteriorating economic conditions could result in impairment, which could adversely affect earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2009, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2009, all of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies, the U.S. Treasury or government sponsored agencies. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

FORWARD LOOKING STATEMENTS...

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our growing Trust Company. In accordance with our strategic plan, AmeriServ will maintain its focus as a community bank delivering banking and trust services to the best of our ability. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. We have seen where that path leads, and have marveled at how many knowledgeable people fall victim. It is our plan to continue to build AmeriServ into a potent banking force in this region and in this industry. Our focus encompasses the following:

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

•

Expense Rationalization — despite the set back in 2009 due to higher FDIC insurance and OREO expense, AmeriServ Financial remains focused on trying to rationalize expenses. This has not been a program of broad based cuts but has been targeted so AmeriServ stays strong but spends less. However, this initiative takes on new importance because it is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

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

Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as, the obligations to depositors, debtholders and to fund operating expenses. The Company uses its asset liability management policy and contingency funding plan to control and manage liquidity risk.

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

For information regarding the market risk of the Company’s financial instruments, see Interest Rate Sensitivity in the MD&A. The Company’s principal market risk exposure is to interest rates.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2009	2008
	(IN THOUSANDS)
ASSETS
Cash and due from depository institutions	$20,835	$17,945
Interest bearing deposits	1,707	1,601
Short-term investments in money market funds	3,766	15,578

Cash and cash equivalents	26,308	35,124

Investment securities:
Available for sale	131,272	126,781
Held to maturity (market value $11,996 at December 31, 2009 and $16,323 at December 31, 2008)	11,611	15,894
Loans held for sale	3,790	1,000
Loans	719,785	706,799
Less: Unearned income	671	691
Allowance for loan losses	19,685	8,910

Net loans	699,429	697,198

Premises and equipment, net	9,229	9,521
Accrued income receivable	3,589	3,735
Goodwill	12,950	13,497
Core deposit intangibles	—	108
Bank owned life insurance	33,690	32,929
Net deferred tax asset	15,925	12,651
Regulatory stock	9,739	9,739
Prepaid federal deposit insurance	4,538	—
Other assets	7,956	8,752

TOTAL ASSETS	$970,026	$966,929

LIABILITIES
Non-interest bearing deposits	$118,232	$116,372
Interest bearing deposits	667,779	578,584

Total deposits	786,011	694,956

Short-term borrowings	25,775	119,920
Advances from Federal Home Loan Bank	25,804	13,858
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085

Total borrowed funds	64,664	146,863

Other liabilities	12,097	11,858

TOTAL LIABILITIES	862,772	853,677

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; there were 21,000 shares issued and outstanding on December 31, 2009 and 2008	20,558	20,447
Common stock, par value $0.01 per share; 30,000,000 shares authorized: 26,410,528 shares issued and 21,221,909 shares outstanding on December 31, 2009; par value $2.50 per share; 26,317,450 shares issued and 21,128,831 shares outstanding on December 31, 2008	264	65,794
Treasury stock at cost, 5,188,619 shares on December 31, 2009 and 2008	(68,659)	(68,659)
Capital surplus	144,873	79,353
Retained earnings	14,591	20,533
Accumulated other comprehensive loss, net	(4,373)	(4,216)

TOTAL STOCKHOLDERS’ EQUITY	107,254	113,252

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$970,026	$966,929

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
Taxable	$41,359	$40,817	$41,345
Tax exempt	91	200	218
Deposits with banks	4	13	20
Short-term investments in money market funds	30	140	203
Federal funds sold	1	4	121
Investment securities:
Available for sale	5,340	5,770	6,433
Held to maturity	630	875	1,039

Total Interest Income	47,455	47,819	49,379

INTEREST EXPENSE
Deposits	13,109	15,680	22,811
Federal funds purchased	7	1	—
Short-term borrowings	133	1,402	972
Advances from Federal Home Loan Bank	652	499	253
Guaranteed junior subordinated deferrable interest debentures	1,120	1,120	1,120

Total Interest Expense	15,021	18,702	25,156

Net Interest Income	32,434	29,117	24,223
Provision for loan losses	15,150	2,925	300

Net Interest Income after Provision for Loan Losses	17,284	26,192	23,923

NON-INTEREST INCOME
Trust fees	5,648	6,731	6,753
Net gains on loans held for sale	651	477	307
Net realized gains (losses) on investment securities	164	(95)	—
Service charges on deposit accounts	2,769	3,069	2,579
Investment advisory fees	648	779	974
Bank owned life insurance	1,208	2,695	1,268
Other income	2,840	2,768	2,826

Total Non-Interest Income	13,928	16,424	14,707

NON-INTEREST EXPENSE
Salaries and employee benefits	20,526	19,217	19,339
Net occupancy expense	2,632	2,561	2,494
Equipment expense	1,692	1,677	2,045
Professional fees	4,032	3,582	3,197
Supplies, postage, and freight	1,117	1,252	1,211
Miscellaneous taxes and insurance	1,374	1,395	1,436
Federal deposit insurance expense	1,670	113	88
Amortization of core deposit intangibles	108	865	865
Federal Home Loan Bank prepayment penalties	—	91	—
Other expense	6,006	4,884	3,997

Total Non-Interest Expense	39,157	35,637	34,672

PRETAX INCOME (LOSS)	(7,945)	6,979	3,958
Provision for income taxes (benefit)	(3,050)	1,470	924

NET INCOME (LOSS)	(4,895)	5,509	3,034
Preferred stock dividends	1,047	35	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(5,942)	$5,474	$3,034

(continued on next page)

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$(0.28)	$0.25	$0.14
Average number of shares outstanding	21,172	21,833	22,171
Diluted:
Net income (loss)	$(0.28)	$0.25	$0.14
Average number of shares outstanding	21,174	21,975	22,173
Cash dividends declared	$0.00	$0.025	$0.00

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(4,895)	$5,509	$3,034
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	(1,093)	(3,745)	21
Income tax effect	372	1,273	(7)
Unrealized holding gains on available for sale securities arising during period	1,018	3,345	3,683
Income tax effect	(346)	(1,180)	(1,252)
Reclassification adjustment for (gains) losses on available for sale securities included in net income (loss)	(164)	95	—
Income tax effect	56	(32)	—

Other comprehensive income (loss)	(157)	(244)	2,445

Comprehensive income (loss)	$(5,052)	$5,265	$5,479

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period	$20,447	$—	$—
New shares issued	—	20,447	—
Accretion of preferred stock discount	111	—	—

Balance at end of period	20,558	20,447	—

COMMON STOCK
Balance at beginning of period	65,794	65,700	65,618
New shares issued (43,078 shares)	51	94	82
Change in par value (from $2.50 per share to $0.01 per share)	(65,582)	—	—
Restricted stock (50,000 shares)	1	—	—

Balance at end of period	264	65,794	65,700

TREASURY STOCK
Balance at beginning of period	(68,659)	(65,824)	(65,824)
Treasury stock, purchased at cost (1,097,700 shares)	—	(2,835)	—

Balance at end of period	(68,659)	(68,659)	(65,824)

CAPITAL SURPLUS
Balance at beginning of period	79,353	78,788	78,739
New common shares issued (43,078 shares)	22	5	37
Stock option expense	11	7	12
Common stock warrant issued (1,312,500 shares)	—	553	—
Change in par value (from $2.50 per share to $0.01 per share)	65,582	—	—
Accretion of preferred stock discount	(111)	—	—
Restricted stock (50,000 shares)	16	—	—

Balance at end of period	144,873	79,353	78,788

RETAINED EARNINGS
Balance at beginning of period	20,533	15,602	12,568
Net income (loss)	(4,895)	5,509	3,034
Cash dividend declared on preferred stock	(1,047)	(35)	—
Cash dividend declared on common stock of $0.025 per share	—	(543)	—

Balance at end of period	14,591	20,533	15,602

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(4,216)	(3,972)	(6,417)
Other comprehensive income (loss)	(157)	(244)	2,445

Balance at end of period	(4,373)	(4,216)	(3,972)

TOTAL STOCKHOLDERS’ EQUITY	$107,254	$113,252	$90,294

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2009	2008	2007
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)	$(4,895)	$5,509	$3,034
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	15,150	2,925	300
Depreciation and amortization expense	1,586	1,533	1,505
Amortization expense of core deposit intangibles	108	865	865
Net amortization of investment securities	231	193	387
Net realized (gains) losses on investment securities — available for sale	(164)	95	—
Net realized gains on loans held for sale	(651)	(477)	(307)
Amortization of deferred loan fees	(456)	(466)	(518)
Origination of mortgage loans held for sale	(67,775)	(36,923)	(26,720)
Sales of mortgage loans held for sale	65,636	37,460	26,325
Decrease in accrued interest receivable	146	297	133
Increase (decrease) in accrued interest payable	74	(899)	530
Earnings on bank-owned life insurance	(1,021)	(1,038)	(1,268)
Deferred income taxes	(3,274)	1,099	2,087
Net increase in other assets	(4,586)	(3,313)	(36)
Net increase in other liabilities	1,085	1,048	3,000

Net cash provided by operating activities	1,194	7,908	9,317

INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(55,171)	(68,610)	(6,768)
Purchase of investment securities — held to maturity	—	(4,464)	—
Purchase of regulatory stock	—	(8,268)	(5,824)
Proceeds from maturities of investment securities — available for sale	46,778	59,299	41,988
Proceeds from maturities of investment securities — held to maturity	4,225	7,052	2,054
Proceeds from sales of investment securities — available for sale	4,746	25,941	—
Proceeds from redemption of regulatory stock	—	5,733	3,975
Long-term loans originated	(132,551)	(152,535)	(180,558)
Principal collected on long-term loans	128,554	133,043	163,819
Loans purchased or participated	(25,343)	(56,182)	(33,762)
Loans sold or participated	12,950	3,950	4,500
Net decrease (increase) in other short-term loans	116	90	(332)
Purchases of premises and equipment	(1,294)	(2,604)	(1,667)
Proceeds from sale of premises and equipment	—	—	522
Proceeds from insurance policies	452	2,635	—
Acquisition of West Chester Capital Advisors	—	—	2,200

Net cash used in investing activities	(16,538)	(54,920)	(9,853)

FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	89,606	(16,526)	(31,316)
Net increase (decrease) in other short-term borrowings	(94,145)	47,710	23,119
Principal borrowings on advances from Federal Home Loan Bank	350,000	11,000	9,004
Principal repayments on advances from Federal Home Loan Bank	(338,055)	(7,047)	(45)
Common stock dividend paid	—	(543)	—
Preferred stock dividend paid	(951)	—	—
Proceeds from dividend reinvestment and stock purchase plan and stock options exercised	73	106	131
Purchases of treasury stock	—	(2,835)	—
Preferred stock issuance	—	21,000	—

Net cash provided by financing activities	6,528	52,865	893

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,816)	5,853	357
CASH AND CASH EQUIVALENTS AT JANUARY 1	35,124	29,271	28,914

CASH AND CASH EQUIVALENTS AT DECEMBER 31	$26,308	$35,124	$29,271

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT AND FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008 AND 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 18 banking locations in five southwestern Pennsylvania counties. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $1.4 billion that are not recognized on the Company’s balance sheet at December 31, 2009.

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

INVESTMENT SECURITIES:

Securities are classified at the time of purchase as investment securities held to maturity if it is management’s intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company’s books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method. Alternatively, securities are classified as available for sale if it is management’s intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company’s asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation/depreciation excluded from income and credited/charged to accumulated other comprehensive income/loss within stockholders’ equity on a net of tax basis. Any securities classified as trading assets are reported at fair value with unrealized aggregate appreciation/depreciation included in income on a net of tax basis. The Company does not engage in trading activity. Realized gains or losses on securities sold are computed upon the adjusted cost of the specific securities sold. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

•

The application of formula driven reserve allocations to consumer and residential mortgage loans which are based upon historical net charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company’s five-year historical average of actual loan net charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical net charge-off experience for consumer loans.

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

The Company’s policy is to individually review, as circumstances warrant, its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. The Company defines classified loans as those loans rated substandard or doubtful. The Company has also identified three pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for small business loans $250,000 or less, residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and evaluated for specific impairment if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

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

INTANGIBLE ASSETS:

Intangible Assets

Intangible assets consist of core deposit acquisition premiums. Core deposit acquisition premiums, which were developed by specific core deposit life studies, are amortized using the straight-line method over periods not exceeding 10 years. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.

Goodwill

The Company accounts for goodwill using a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company performs an annual impairment analysis of goodwill. No impairment of goodwill was recognized in any of the periods presented.

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options and warrant to purchase 1,546,109, 1,539,509, and 220,892 shares of common stock were outstanding during 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options and warrant to purchase common stock outstanding were $1.77-$6.10, $2.40-$6.10, and $4.02-$6.10 during 2009, 2008 and 2007, respectively. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

STOCK-BASED COMPENSATION:

The Company uses the modified prospective method for accounting of stock-based compensation. Under this method, awards that are granted, modified, or vested after December 15, 2005, are measured and accounted for in accordance with GAAP. The Company recognized $11,000, $7,000 and $12,000 of pretax compensation expense for the year 2009, 2008 and 2007. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for the grants: risk-free interest rates ranging from 2.76% to 4.70%; expected lives of 10 years; expected volatility ranging from 33.28% to 37.22% and expected dividend yields of 0%.

CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, federal funds sold and short-term investments in money market funds. The Company made $126,000 in income tax payments in 2009; $200,000 in 2008; and $138,000 in 2007. The Company had

non-cash transfers to other real estate owned (OREO) in the amounts of $2,900,000 in 2009; $1,319,000 in 2008; and $131,000 in 2007. The Company made total interest payments of $15,963,000 in 2009; $20,617,000 in 2008; and $25,642,000 in 2007.

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

INTEREST RATE CONTRACTS:

The Company accounts for derivative instruments and hedging activities in accordance with GAAP. The Company recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

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

RECENT ACCOUNTING STANDARDS:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009.

In April 2009, the FASB issued new guidance impacting Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On January 1, 2008, the provisions of this accounting standard became effective for the Company’s financial assets and financial liabilities and on January 1, 2009 for nonfinancial assets and nonfinancial liabilities. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures. See Notes 11-12 for the necessary disclosures.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 12 herein.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 3 herein.

On December 30, 2008, the FASB issued new authoritative accounting guidance under ASC Topic 715, Compensation — Retirement Benefits, which provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This guidance is effective fiscal year ending after December 15, 2009. The new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s financial statements for the year-ended December 31, 2009 and the required disclosures are reported in Note 14.

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 is effective for periods ending after June 15, 2009. The required disclosures are provided in Note 27.

2. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2009 and 2008, included $150,000 and $587,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3. INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	AT DECEMBER 31, 2009
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$12,342	$26	$(76)	$12,292
U.S. Agency mortgage-backed securities	116,088	3,128	(236)	118,980

Total	$128,430	$3,154	$(312)	$131,272

Investment securities held to maturity:

	AT DECEMBER 31, 2009
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Treasury	$3,009	$13	$—	$3,022
U.S. Agency mortgage-backed securities	7,602	373	—	7,975
Other securities	1,000	—	(1)	999

Total	$11,611	$386	$(1)	$11,996

Investment securities available for sale:

	AT DECEMBER 31, 2008
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$10,387	$188	$—	$10,575
U.S. Agency mortgage-backed securities	114,380	2,057	(248)	116,189
Other securities	24	—	(7)	17

Total	$124,791	$2,245	$(255)	$126,781

Investment securities held to maturity:

	AT DECEMBER 31, 2008
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Treasury	$3,082	$118	$—	$3,200
U.S. Agency mortgage-backed securities	9,562	321	—	9,883
Other securities	3,250	—	(10)	3,240

Total	$15,894	$439	$(10)	$16,323

Realized gains and losses are calculated by the specific identification method.

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2009, 99.3% of the portfolio was rated AAA as compared to 97.7% at December 31, 2008. None of the portfolio was rated below A or unrated on December 31, 2009. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders’ equity at December 31, 2009.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $103,196,000 at December 31, 2009 and $119,267,000 at December 31, 2008.

The Company realized $164,000 of gross investment gains and no investment security losses in 2009 and $42,000 of gross investment security gains and $137,000 of gross security losses for 2008 and no security gains or losses on available for sale securities in 2007. The Company realized no gross investment security gains and losses on held to maturity securities in 2009, 2008 or 2007. On a net basis, the realized gain for 2009 was $108,000, after factoring the tax expense of $56,000, the realized losses in 2008 amounted to $63,000, after factoring in tax benefit of $32,000. Proceeds from sales of investment securities available for sale were $4.7 million for 2009 and $25 million during 2008. There were no sales of investment securities for 2007.

The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values, and the weighted average yield for each type and range of maturity as of December 31, 2009. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. The Company’s consolidated investment securities portfolio had a modified duration of approximately 2.16 years. The weighted average expected maturity for available for sale securities at December 31, 2009 for U.S. Agency and U.S. Agency Mortgage-Backed was 4.89, and 3.97 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2009 for U.S. Treasury, U.S. Agency Mortgage-Backed and other securities was 0.12, 3.73 and 2.45 years.

Investment securities available for sale:

	AT DECEMBER 31, 2009
	WITHIN 1 YEAR		AFTER 1 YEAR BUT WITHIN 5 YEARS		AFTER 5 YEARS BUT WITHIN 10 YEARS		AFTER 10 YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Agency	$—	—%	$9,842	3.23%	$2,500	4.50%	$—	—%	$12,342	3.48%
U.S. Agency mortgage- backed securities	4,796	3.27	1,231	3.83	22,931	4.31	87,130	4.38	116,088	4.32

Total investment securities available for sale	$4,796	3.27%	$11,073	3.30%	$25,431	4.33%	$87,130	4.38%	$128,430	4.24%

FAIR VALUE
U.S. Agency	$—		$9,850		$2,442		$—		$12,292
U.S. Agency mortgage- backed securities	4,860		1,253		23,759		89,108		118,980

Total investment securities available for sale	$4,860		$11,103		$26,201		$89,108		$131,272

Investment securities held to maturity:

	AT DECEMBER 31, 2009
	WITHIN 1 YEAR		AFTER 1 YEAR BUT WITHIN 5 YEARS		AFTER 5 YEARS BUT WITHIN 10 YEARS		AFTER 10 YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Treasury	$3,009	3.98%	$—	—%	$—	—%	$—	—%	$3,009	3.98%
U.S. Agency mortgage -backed securities	—	—	—	—	—	—	7, 602	5.36	7,602	5.36
Other securities	—	—	1,000	1.33	—	—	—		1,000	1.33

Total investment securities held to maturity	$3,009	3.98%	$1,000	1.33%	$—	—%	$7,602	5.36%	$11,611	4.35%

FAIR VALUE
U.S. Treasury	$3,022		$—		$—		$—		$3,022
U.S. Agency mortgage -backed securities	—		—		—		7,975		7,975
Other securities	—		999		—		—		999

Total investment securities held to maturity	$3,022		$999		$—		$7,975		$11,996

The following tables present information concerning investments with unrealized losses as of December 31, 2009 (in thousands):

Investment securities available for sale:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$7,424	$(76)	$—	$—	$7,424	$(76)
U.S. Agency mortgage-backed securities	17,525	(236)	—	—	17,525	(236)

Total investment securities available for sale	$24,949	$(312)	$—	$—	$24,949	$(312)

Investment securities held to maturity:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Other securities	$—	$—	$999	$(1)	$999	$(1)

Total investment securities held to maturity	$—	$—	$999	$(1)	$999	$(1)

The following tables present information concerning investments with unrealized losses as of December 31, 2008 (in thousands):

Investment securities available for sale:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency mortgage-backed securities	$31,063	$(226)	$3,375	$(22)	$34,438	$(248)
Other securities	—	—	17	(7)	17	(7)

Total investment securities available for sale	$31,063	$(226)	$3,392	$(29)	$34,455	$(255)

Investment securities held to maturity:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Other securities	$—	$—	$3,240	$(10)	$3,240	$(10)

Total investment securities held to maturity	$—	$—	$3,240	$(10)	$3,240	$(10)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 20 positions that are considered temporarily impaired at December 31, 2009. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

4. LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2009	2008
	(IN THOUSANDS)
Commercial	$96,158	$110,197
Commercial loans secured by real estate	396,787	353,870
Real estate-mortgage	207,221	218,928
Consumer	19,619	23,804

Loans	719,785	706,799
Less: Unearned income	671	691

Loans, net of unearned income	$719,114	$706,108

Real estate construction loans comprised 6.8% and 6.2% of total loans net of unearned income at December 31, 2009 and 2008, respectively. The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct credit exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2009 and 2008, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 100 mile radius of the Johnstown market.

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In managements opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $1,183,000 and $6,121,000 at December 31, 2009 and 2008, respectively. An analysis of these related party loans follows:

	YEAR ENDED DECEMBER 31,
	2009	2008
	(IN THOUSANDS)
Balance January 1	$6,121	$4,729
New loans	1,220	2,209
Payments	(4,130)	(817)
Reduction due to director retirement	(2,028)	—

Balance December 31	$1,183	$6,121

5. ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses follows:

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS)
Balance January 1	$8,910	$7,252	$8,092
Provision for loan losses	15,150	2,925	300
Recoveries on loans previously charged-off	755	446	192
Loans charged-off	(5,130)	(1,713)	(1,332)

Balance December 31	$19,685	$8,910	$7,252

6. NON-PERFORMING ASSETS

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments, and (iii) other real estate owned (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets).

The following tables present information concerning non-performing assets:

	AT DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans
Commercial	$3,375	$1,128	$3,553
Commercial loans secured by real estate	11,716	484	225
Real estate-mortgage	1,639	1,313	875
Consumer	386	452	585

Total	17,116	3,377	5,238

Other real estate owned
Commercial loans secured by real estate	871	701	—
Real estate-mortgage	350	494	42

Total	1,221	1,195	42

Total non-performing assets	$18,337	$4,572	$5,280

Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	2.53%	0.65%	0.83%
Total restructured loans (included in non-accrual loans above)	$9,602	$1,360	$1,217

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.

The Company had non-accrual loans totaling $15,091,000 and $1,612,000 being specifically identified as impaired and a corresponding allocation reserve of $4,995,000 and $755,000 at December 31, 2009 and 2008, respectively. The average outstanding balance for loans being specifically identified as impaired was $11,248,000 for 2009 and $1,605,000 for 2008. A majority of the impaired loans are secured by sellable collateral, the estimated timing of the liquidation of the collateral and the estimated fair value of the collateral are evaluated in measuring the impairment. The interest income recognized on impaired loans during 2009, 2008 and 2007 was $75,000, $0 and $24,000, respectively.

The following table sets forth, for the periods indicated, (1) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (2) the amount of interest income actually recorded on such loans, and (3) the net reduction in interest income attributable to such loans.

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS)
Interest income due in accordance with original terms	$553	$198	$215
Interest income recorded	(75)	—	(24)

Net reduction in interest income	$478	$198	$191

7. PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2009	2008
	(IN THOUSANDS)
Land	$1,208	$1,208
Premises	21,541	20,845
Furniture and equipment	13,994	13,501
Leasehold improvements	599	599

Total at cost	37,342	36,153
Less: Accumulated depreciation and amortization	28,113	26,632

Net book value	$9,229	$9,521

The Company recorded depreciation expense of $1.6 million, $1.5 million and $1.5 million for 2009, 2008 and 2007, respectively.

8. DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2009	2008
	(IN THOUSANDS)
Demand:
Non-interest bearing	$118,232	$116,372
Interest bearing	61,292	60,900
Savings	72,557	70,682
Money market	181,139	129,692
Certificates of deposit in denominations of $100,000 or more	45,169	36,166
Other time	307,622	281,144

Total deposits	$786,011	$694,956

Interest expense on deposits consisted of the following:

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS)
Interest bearing demand	$256	$653	$1,184
Savings	530	535	549
Money market	2,437	2,417	6,040
Certificates of deposit in denominations of $100,000 or more	1,186	1,744	1,774
Other time	8,700	10,331	13,264

Total interest expense	$13,109	$15,680	$22,811

The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2009 maturing in the periods presented:

YEAR	OTHER TIME DEPOSITS	CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
	(IN THOUSANDS)
2010	$160,126	$35,999
2011	70,713	5,250
2012	34,669	1,829
2013	10,265	1,808
2014	6,465	142
2015 and after	25,384	141

Total	$307,622	$45,169

The maturities on certificates of deposit greater than $100,000 or more as of December 31, 2009, are as follows:

(IN THOUSANDS)
MATURING IN:
Three months or less	$13,140
Over three through six months	17,667
Over six through twelve months	5,192
Over twelve months	9,170

Total	$45,169

9. FEDERAL FUNDS PURCHASED AND SHORT-TERM BORROWINGS

The outstanding balances and related information for federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2009
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$25,775
Maximum indebtedness at any month end	5,968	54,649
Average balance during year	1,358	19,670
Average rate paid for the year	0.50%	0.67%
Interest rate on year end balance	—	0.62

	AT DECEMBER 31, 2008
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$119,920
Maximum indebtedness at any month end	5,685	138,855
Average balance during year	20	71,617
Average rate paid for the year	3.16%	1.96%
Interest rate on year end balance	—	0.60

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to one year in maturity. The average maturity was two days at the end of 2009 and 2008.

10.	ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Borrowings and advances from the FHLB consist of the following:

MATURING	AT DECEMBER 31, 2009
	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS)
Overnight	0.62%	$25,775
2010	1.67	22,000
2012	1.97	3,000
2016 and after	6.44	804

Total advances	1.85	25,804

Total FHLB borrowings	1.24%	$51,579

	AT DECEMBER 31, 2008
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS)
Overnight	1.96%	$119,920
2009	4.17	3,004
2010	3.36	10,000
2011 and after	6.44	854

Total advances	3.72	13,858

Total FHLB borrowings	2.14%	$133,778

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Bank’s investment in assets secured by one- to four-family residential real estate. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rate on the advances is fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage and commercial real-estate loans, with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2009, the Bank had immediately available $142 million of overnight borrowing capability at the FHLB and $46 million of unsecured federal funds lines with correspondent banks.

Guaranteed Junior Subordinated Deferrable Interest Debentures:

On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by AmeriServ Financial, Inc. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $287,000 as of December 31, 2009 and are included in other assets on the consolidated balance sheet, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. AmeriServ Financial Capital Trust I was deconsolidated in the first quarter of 2004 in accordance with GAAP. The Company used $22.5 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in 2005 and 2004. The balance as of December 31, 2009 and 2008 was $13.1 million.

11. DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS

GAAP establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by GAAP hierarchy are as follows:

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2009 and 2008, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Agency securities	$12,292	$—	$12,292	$—
U.S. Agency mortgage-backed securities	118,980	—	118,980	—
Loans held for sale	3,790	3,790	—	—
Fair value swap asset	154	—	154	—

	Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Agency securities	$10,575	$—	$10,575	$—
U.S. Agency mortgage-backed securities	116,189	—	116,189	—
Other securities	17	17	—	—
Loans held for sale	1,000	1,000	—	—
Fair value swap asset	336	—	336	—

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data which at times are discounted. At December 31, 2009, impaired loans with a carrying value of $15.1 million were reduced by specific valuation allowance totaling $5.0 million resulting in a net fair value of $10.1 million.

OREO is measured at fair value, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$10,091	$—	$10,091	$—
Other real estate owned	1,221	—	1,221	—

	Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$857	$—	$857	$—
Other real estate owned	1,195	—	1,195	—

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

Fair values have been determined by the Company using independent third party valuations that uses best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based off of GAAP measurements, and recorded book balances at December 31, 2009 and 2008, were as follows:

	2009		2008
	FAIR VALUE	RECORDED BOOK BALANCE	FAIR VALUE	RECORDED BOOK BALANCE
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$26,308	$26,308	$35,124	$35,124
Investment securities	143,268	142,883	143,104	142,675
Regulatory stock	9,739	9,739	9,739	9,739
Net loans (including loans held for sale), net of allowance for loan loss	699,770	703,219	701,066	698,198
Accrued income receivable	3,589	3,589	3,735	3,735
Bank owned life insurance	33,690	33,690	32,929	32,929
Fair value swap asset	154	154	336	336

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$433,220	$433,220	$377,646	$377,646
Deposits with stated maturities	357,275	352,791	320,201	317,310
Short-term borrowings	25,775	25,775	119,920	119,920
All other borrowings	41,272	38,889	31,472	26,943
Accrued interest payable	4,136	4,136	4,062	4,062
Fair value swap liability	154	154	336	336

The fair value of cash and cash equivalents is equal to the current carrying value.

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

The fair value of the swap asset is based on an external derivative valuation model using data inputs as of the valuation date.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

13. INCOME TAXES

The expense for income taxes is summarized below:

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS)
Current	$170	$121	$116
Deferred	(3,220)	1,349	808

Income tax (benefit) expense	$(3,050)	$1,470	$924

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2009		2008		2007
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax (benefit) expense based on federal statutory rate	$(2,701)	(34.0)%	$2,373	34.0%	$1,346	34.0%
Tax exempt income	(443)	(5.6)	(985)	(14.1)	(506)	(12.8)
Other	94	1.2	82	1.2	84	2.1

Total (benefit) expense for income taxes	$(3,050)	(38.4)%	$1,470	21.1%	$924	23.3%

December 31, 2009 and 2008, deferred taxes are included in the accompanying Consolidated Balance Sheets. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2009	2008
	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$6,692	$3,029
Unfunded commitment reserve	240	167
Premises and equipment	796	1,102
Accrued pension obligation	1,510	1,165
Net operating loss carryforwards	6,028	6,362
Alternative minimum tax credits	1,389	1,301
Other	459	396

Total tax assets	17,114	13,522

DEFERRED TAX LIABILITIES:
Investment accretion	(30)	(36)
Unrealized investment security gains	(967)	(676)
Other	(192)	(159)

Total tax liabilities	(1,189)	(871)

Net deferred tax asset	$15,925	$12,651

At December 31, 2009 and 2008, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize all net operating loss carryforwards and AMT tax credits.

The change in net deferred tax assets and liabilities consist of the following:

	YEAR ENDED DECEMBER 31,
	2009	2008
	(IN THOUSANDS)
Investment write-ups due to GAAP, charged to equity	$(291)	$(1,079)
Pension obligation of the defined benefit plan not yet recognized in income	345	1,329
Deferred benefit (provision) for income taxes	3,220	(1,349)

Net increase (decrease)	$3,274	$(1,099)

The Company has alternative minimum tax credit carryforwards of approximately $1.4 million at December 31, 2009. These credits have an indefinite carryforward period. The Company also has a $17.7 million net operating loss carryforward that will begin to expire in the year 2024.

The Company utilizes GAAP which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. GAAP also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. This treatment did not have a significant impact on the Company’s financial statements.

14. EMPLOYEE BENEFIT PLANS

PENSION PLANS:

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock valued at $348,000 and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31, 2009.

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2009	2008
	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$16,801	$16,231
Service cost	1,021	926
Interest cost	1,058	937
Actuarial (gain) loss	1,278	(78)
Benefits paid	(303)	(1,215)

Benefit obligation at end of year	19,855	16,801

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	13,202	15,929
Actual return on plan assets	1,080	(2,912)
Employer contributions	1,500	1,400
Benefits paid	(303)	(1,215)

Fair value of plan assets at end of year	15,479	13,202

Funded status of the plan — under funded	$(4,376)	$(3,599)

	YEAR ENDED DECEMBER 31,
	2009	2008
	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive income (loss) consists of:
Transition asset	$17	$17
Prior service cost	(11)	(4)
Net actuarial loss	878	3,711

Total	$884	$3,724

	YEAR ENDED DECEMBER 31,
	2009	2008
	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$17,906	$14,850

The weighted-average assumptions used to determine benefit obligations at December 31, 2009 and 2008 were as follows:

	YEAR ENDED DECEMBER 31,
	2009	2008
	(PERCENTAGES)
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	5.75%	6.25%
Salary scale	2.50	2.50

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,021	$926	$927
Interest cost	1,058	937	880
Expected return on plan assets	(1,234)	(1,232)	(1,146)
Amortization of prior year service cost	11	4	4
Amortization of transition asset	(17)	(17)	(17)
Recognized net actuarial loss due to special termination benefit	—	—	85
Recognized net actuarial loss	555	355	370

Net periodic pension cost	$1,394	$973	$1,103

The estimated net loss, prior service cost and transition asset for the defined benefit pension plan that be will amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are $568,000, $15,000, and $(17,000), respectively.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 were as follows:

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(PERCENTAGES)
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	6.25%	6.00%	6.00%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	2.50	2.50	2.50

The Company has assumed an 8% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 15 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of 50% to 60% of plan assets.

PLAN ASSETS:

The plan’s measurement date is December 31, 2009. This plan’s asset allocations at December 31, 2009 and 2008, by asset category are as follows:

	2009	2008
	(PERCENTAGES)
ASSET CATEGORY:
Cash and cash equivalents	6%	48%
Equity securities	63	17
Debt securities and short-term investments	31	35

Total	100%	100%

The major categories of assets in the Company’s Pension Plan as of year end is presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2009	2008
	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$854	$6,359
Domestic equities	1,911	880
Mutual funds/ETFs	11,245	3,154
Level 2:
Agencies	524	844
Collective investment funds	—	1,440
Corporate bonds	945	525

Total fair value of plan assets	$15,479	$13,202

Cash and cash equivalents may include uninvested cash balances along with money market mutual funds, treasury bills, or other assets normally categorized as cash equivalents. Domestic equities may include common or preferred stocks, covered options, rights or warrants, or ADRs which are traded on any U.S. equity market. Mutual funds/ETFs may include any equity, fixed income, balanced, international, or global mutual fund or exchange traded fund including any propriety fund managed by the Trust Company. Agencies may include any U.S. government agency security or asset-backed security. Collective investment funds may include equity, fixed income, or balanced collective investment funds managed by the Trust Company. Corporate bonds may include any corporate bond or note.

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The investment manager deviated from this targeted range due to the volatility experienced in the equity markets in 2008. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2009, 2.2% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

The Bank presently expects that the contribution to be made to the Plan in 2009 will be comparable with recent years of approximately $1.5 million.

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid (in thousands).

2010	$2,051
2011	2,016
2012	2,031
2013	2,327
2014	2,543
Years 2015 — 2018	11,589

401(k) PLAN:

The Bank maintains a qualified 401(k) plan that allows for participation by Bank employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts, and the Bank contributes 4% of salaries for union members who are in the plan. Contributions by the Bank charged to operations were $206,000 and $226,000 for the years ended December 31, 2009 and 2008, respectively. The fair value of plan assets includes $290,000 pertaining to the value of the Company’s common stock and Trust Preferred securities that are held by the plan at December 31, 2009.

Except for the above benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

15. LEASE COMMITMENTS

The Company’s obligation for future minimum lease payments on operating leases at December 31, 2009, is as follows:

YEAR	FUTURE MINIMUM LEASE PAYMENTS
(IN THOUSANDS)
2010	$753
2011	634
2012	460
2013	375
2014	295
2015 and thereafter	2,816

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance. Rent expense included in total non-interest expense amounted to $567,000, $514,000 and $492,000, in 2009, 2008, and 2007, respectively.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2009 the Company had various outstanding commitments to extend credit approximating $99,275,000 and standby letters of credit of $11,695,000, compared to commitments to extend credit of $112,192,000 and standby letters of credit of $13,064,000 at December 31, 2008. Standby letters of credit had terms ranging from 1 to 2 years with annual extension options available. Standby letters of credit of approximately $10.2 million were secured as of December 31, 2009 and approximately $10.1 million at December 31, 2008. The carrying amount of the liability for AmeriServ obligations related to unfunded commitments and standby letters of credit was $704,000 at December 31, 2009 and $492,000 at December 31, 2008.

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

17. PREFERRED STOCK

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or (“TARP”) was enacted. On October 14, 2008, the U.S. Treasury announced its intention to inject capital into financial institutions under the TARP Capital Purchase Program (the “CPP”). The CPP is a voluntary program designed to provide capital to healthy, well managed financial institutions in order to increase the availability of credit to businesses and individuals and help stabilize the U.S. financial system.

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

18. STOCK COMPENSATION PLANS

The Company uses the modified perspective method for accounting for stock-based compensation. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with GAAP. As a result of this adoption the Company recognized $11,000 of pretax compensation expense for the year 2009, $7,000 in 2008 and $12,000 in 2007.

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

A summary of the status of the Company’s Stock Incentive Plan at December 31, 2009, 2008, and 2007, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31,
	2009		2008		2007
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	232,009	$4.90	228,392	$5.09	247,208	$5.03
Granted	69,100	1.69	21,217	2.86	900	4.60
Exercised	—	—	—	—	(5,834)	2.71
Forfeited	(7,500)	1.77	(17,600)	4.86	(13,882)	5.02

Outstanding at end of year	293,609	4.23	232,009	4.90	228,392	5.09

Exercisable at end of year	245,469	4.69	217,564	5.04	227,381	5.09
Weighted average fair value of options granted in current year		$0.37		$1.39		$2.59

A total of 245,469 of the 293,609 options outstanding at December 31, 2009, have exercise prices between $1.68 and $6.10, with a weighted average exercise price of $4.23 and a weighted average remaining contractual life of 3.06 years. Options outstanding at December 31, 2009 reflect option ranges of: $1.68 to $3.49 totaling 42,177 options which have a weighted average exercise price of $2.26 and a weighted average remaining contractual life of 8.04 years; and $4.02 to $6.10 totaling 203,292 options which have a weighted average exercise price of $5.20 and a weighted average remaining contractual life of 2.03 years. All of these options are exercisable. The remaining 48,140 options that are not yet exercisable have exercise prices between $1.68 and $3.01, with a weighted average exercise price of $1.86 and a weighted average remaining contractual life of 9.52 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2009, 2008, and 2007.

	YEAR ENDED DECEMBER 31,
BLACK-SCHOLES ASSUMPTION RANGES	2009	2008	2007
Risk-free interest rate	2.83-3.47%	2.76-3.34%	4.52%
Expected lives in years	10	10	10
Expected volatility	33.67-34.09%	33.28%	36.84%
Expected dividend rate	0%	0%	0%

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

In the case of purchases from AmeriServ Financial, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At December 31, 2009, the Company issued 43,078 shares and had 5,388 unissued reserved shares available under the Purchase Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Purchase Plan in the market for the relevant investment date.

20. INTANGIBLE ASSETS

The Company’s Consolidated Balance Sheets show both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposits). Goodwill and other intangible assets with indefinite lives are not amortized. Instead such intangibles are evaluated for impairment at the reporting unit level at least annually. Any resulting impairment would be reflected as a non-interest expense. Of the Company’s goodwill of $13.0 million, $9.5 million is allocated to the retail banking segment and $3.5 million relates to the West Chester Capital Advisors (WCCA) acquisition which is included in the trust segment. Goodwill in both of these segments was evaluated for impairment on its annual impairment evaluation date. The result of these evaluations indicated that the Company’s goodwill had no impairment. During the third quarter of 2009, the Company did reduce the goodwill allocated to West Chester Capital Advisors by $547,000. This reduction resulted from a purchase price adjustment as the principals of WCCA did not fully earn a deferred contingent payment that had been accrued for at the time of acquisition. The Company’s only intangible asset, other than goodwill, was its core deposit intangible, which fully amortized in 2009.

A reconciliation of the Company’s intangible asset balances for 2009 and 2008 is as follows (in thousands):

	AT DECEMBER 31,
	2009	2008	2009	2008
	CORE DEPOSIT INTANGIBLES		GOODWILL
Balance January 1	$108	$973	$13,497	$13,497
Reduction from purchase price adjustment of WCCA	—	—	(547)	—
Amortization expense	(108)	(865)	—	—

Balance December 31	$—	$108	$12,950	$13,497

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

The following table summarizes the interest rate swap transactions that impacted the Company’s 2009 performance:

START DATE	MATURITY DATE	HEDGE TYPE	NOTIONAL AMOUNT	RATE RECEIVED	RATE PAID	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
12/12/08	12/24/13	FAIR VALUE	$9,000,000	5.25%	2.85%	MONTHLY	$219,190
12/12/08	12/24/13	FAIR VALUE	9,000,000	2.85	5.25	MONTHLY	(219,190)

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

Retail banking includes the deposit-gathering branch franchise, lending to both individuals and small businesses, and financial services. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Financial services include the sale of mutual funds, annuities, and insurance products. Commercial lending to businesses includes commercial loans, and commercial real-estate loans. The trust segment contains our wealth management businesses which include the Trust company and West Chester Capital Advisors, our registered investment advisory firm. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. The Wealth management businesses also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the consolidated results of operations were as follows:

	YEAR ENDED DECEMBER 31, 2009
	RETAIL BANKING	COMMERCIAL LENDING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$18,057	$11,924	$68	$2,385	$32,434
Provision for loan loss	523	14,627	—	—	15,150
Non-interest income	6,872	628	6,299	129	13,928
Non-interest expense	23,202	7,694	6,141	2,120	39,157

Income (loss) before income taxes	1,204	(9,769)	226	394	(7,945)
Income taxes (benefit)	256	(3,399)	78	15	(3,050)

Net income (loss)	$948	$(6,370)	$148	$379	$(4,895)

Total assets	$323,053	$500,552	$3,538	$142,883	$970,026

	YEAR ENDED DECEMBER 31, 2008
	RETAIL BANKING	COMMERCIAL LENDING	TRUST	INVESTMENT/ PARENT	TOTAL

	(IN THOUSANDS)
Net interest income	$17,373	$10,328	$85	$1,331	$29,117
Provision for loan loss	585	2,340	—	—	2,925
Non-interest income	8,253	865	7,511	(205)	16,424
Non-interest expense	21,610	5,849	5,694	2,484	35,637

Income (loss) before income taxes	3,431	3,004	1,902	(1,358)	6,979
Income taxes (benefit)	691	705	649	(575)	1,470

Net income (loss)	$2,740	$2,299	$1,253	$(783)	$5,509

Total assets	$350,864	$470,084	$3,306	$142,675	$966,929

	YEAR ENDED DECEMBER 31, 2007
	RETAIL BANKING	COMMERCIAL LENDING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$18,207	$9,199	$159	$(3,342)	$24,223
Provision for loan loss	60	240	—	—	300
Non-interest income	6,312	588	7,728	79	14,707
Non-interest expense	21,932	5,463	5,155	2,122	34,672

Income (loss) before income taxes	2,527	4,084	2,732	(5,385)	3,958
Income taxes (benefit)	548	892	935	(1,451)	924

Net income (loss)	$1,979	$3,192	$1,797	$(3,934)	$3,034

Total assets	$336,291	$402,222	$2,891	$163,474	$904,878

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2009 and 2008, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.71% and 8.31% for 2009 and 2008, respectively.

	AS OF DECEMBER 31, 2009
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets) Consolidated	$113,166	15.33%	$59,072	8.00%	$73,840	10.00%
AmeriServ Financial Bank	88,524	12.15	58,297	8.00	72,871	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	103,798	14.06	29,536	4.00	44,304	6.00
AmeriServ Financial Bank	79,276	10.88	29,148	4.00	43,722	6.00
Tier 1 Capital (To Average Assets) Consolidated	103,798	11.06	37,528	4.00	46,911	5.00
AmeriServ Financial Bank	79,276	8.71	36,399	4.00	45,499	5.00

	AS OF DECEMBER 31, 2008
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets) Consolidated	$120,035	15.90%	$60,377	8.00%	$75,472	10.00%
AmeriServ Financial Bank	92,333	12.56	58,813	8.00	73,517	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	110,633	14.66	30,189	4.00	45,283	6.00
AmeriServ Financial Bank	83,143	11.31	29,407	4.00	44,110	6.00
Tier 1 Capital (To Average Assets) Consolidated	110,633	12.15	36,414	4.00	45,518	5.00
AmeriServ Financial Bank	83,143	9.30	35,751	4.00	44,688	5.00

24. WEST CHESTER CAPITAL ADVISORS ACQUISITION

The Company completed the acquisition of West Chester Capital Advisors (WCCA) of West Chester, Pennsylvania on March 7, 2007. WCCA is registered investment advisor formed in 1994 and at December 31, 2009, had $100 million in assets under management. WCCA is a wholly owned subsidiary of AmeriServ Financial Bank.

Because the acquisition was a cash transaction, the Company did not issue any stock to execute the purchase. Therefore, there was no ownership dilution to AmeriServ stockholders. The purchase price paid by AmeriServ Financial Bank to the Sellers for all the capital stock of WCCA was $4,000,000. This amount consisted of: (a) $2,200,000 paid at closing in immediately available funds, and (b) a deferred payment of up to $1,800,000 to be paid as follows: (A) up to $1,000,000 payable 30 months after closing, and (B) up to $800,000 payable 48 months after closing, in each case, subject to proportionate reduction if revenues of WCCA as of those dates is less than $1,360,000. The Company did pay the Sellers $453,000 for the first deferred contingent payment. The difference from the maximum payment of $1,000,000 was $547,000, which as previously mentioned, was treated as a goodwill reduction.

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

BALANCE SHEETS

	AT DECEMBER 31,
	2009	2008

	(IN THOUSANDS)
ASSETS
Cash	$102	$106
Short-term investments in money market funds	2,915	14,202
Investment securities available for sale	16,943	8,813
Equity investment in banking subsidiary	94,225	97,434
Equity investment in non-banking subsidiaries	4,840	4,938
Guaranteed junior subordinated deferrable interest debenture issuance costs	287	302
Other assets	2,119	1,527

TOTAL ASSETS	$121,431	$127,322

LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$13,085	$13,085
Other liabilities	1,092	985

TOTAL LIABILITIES	14,177	14,070

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	107,254	113,252

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,431	$127,322

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007

	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,254	$2,254	$2,363
Dividends from banking subsidiary	—	6,000	—
Dividends from non-banking subsidiaries	460	1,250	1,580
Interest and dividend income	625	292	167

TOTAL INCOME	3,339	9,796	4,110

EXPENSE
Interest expense	1,121	1,121	1,121
Salaries and employee benefits	2,162	2,004	1,910
Other expense	1,441	1,336	1,223

TOTAL EXPENSE	4,724	4,461	4,254

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED (LOSS) EARNINGS OF SUBSIDIARIES	(1,385)	5,335	(144)
Benefit for income taxes	627	651	583
Equity in undistributed (loss) earnings of subsidiaries	(4,137)	(477)	2,595

NET INCOME	$(4,895)	$5,509	$3,034

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)	$(4,895)	$5,509	$3,034
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed loss (earnings) of subsidiaries	4,137	477	(2,595)
Other — net	(462)	160	429

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,220)	6,146	868

INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(16,099)	(9,720)	(999)
Proceeds from maturity of investment securities — available for sale	7,906	2,008	3,053
Capital contribution to banking subsidiary	(1,000)	(5,000)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(9,193)	(12,712)	2,054

FINANCING ACTIVITIES
Proceeds from issuance of common stock	73	99	131
Proceeds from issuance of preferred stock	—	21,000	—
Treasury stock, purchased at cost	—	(2,835)	—
Common stock dividends paid	—	(543)	—
Preferred stock dividends paid	(951)	—	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(878)	17,721	131

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,291)	11,155	3,053
CASH AND CASH EQUIVALENTS AT JANUARY 1	14,308	3,153	100

CASH AND CASH EQUIVALENTS AT DECEMBER 31	$3,017	$14,308	$3,153

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. At December 31, 2009, the subsidiary Bank was not permitted to upstream any additional cash dividends to the parent company. The subsidiary Bank had a combined $93,823,000 of restricted surplus and retained earnings at December 31, 2009.

26. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2009 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$11,767	$11,698	$12,055	$11,935
Interest expense	3,570	3,773	3,884	3,794

Net interest income	8,197	7,925	8,171	8,141
Provision for loan losses	3,750	6,300	3,300	1,800

Net interest income after provision for loan losses	4,447	1,625	4,871	6,341
Non-interest income	3,422	3,454	3,491	3,561
Non-interest expense	10,793	9,566	9,636	9,162

Income (loss) before income taxes	(2,924)	(4,487)	(1,274)	740
Provision (benefit) for income taxes	(1,245)	(1,677)	(335)	207

Net income (loss)	$(1,679)	$(2,810)	$(939)	$533

Basic earnings (loss) per common share	$(0.09)	$(0.15)	$(0.06)	$0.01
Diluted earnings (loss) per common share	(0.09)	(0.15)	(0.06)	0.01
Cash dividends declared per common share	0.00	0.00	0.00	0.00

	2008 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$12,355	$11,732	$11,450	$12,282
Interest expense	4,170	4,501	4,484	5,547

Net interest income	8,185	7,231	6,966	6,735
Provision for loan losses	625	775	1,375	150

Net interest income after provision for loan losses	7,560	6,456	5,591	6,585
Non-interest income	3,476	3,767	5,343	3,838
Non-interest expense	9,049	8,784	9,025	8,779

Income before income taxes	1,987	1,439	1,909	1,644
Provision for income taxes	372	290	393	415

Net income	$1,615	$1,149	$1,516	$1,229

Basic earnings per common share	$0.07	$0.05	$0.07	$0.06
Diluted earnings per common share	0.07	0.05	0.07	0.06
Cash dividends declared per common share	0.025	0.00	0.00	0.00

27. SUBSEQUENT EVENT

Management has reviewed events occurring through February 26, 2010, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmeriServ Financial, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010, expressed an unqualified opinion on the effectiveness of AmeriServ Financial, Inc. and subsidiaries internal control over financial reporting.

/s/S.R. Snodgrass, A.C.

Wexford, PA

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have audited AmeriServ Financial, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. AmeriServ Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, AmeriServ Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Audit Report of AmeriServ Financial, Inc. and our report dated February 26, 2010, expressed an unqualified opinion.

/s/S.R. Snodgrass, A.C.

Wexford, PA

February 26, 2010

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2009, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. S.R. Snodgrass A.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ GLENN L. WILSON	/s/ JEFFREY A. STOPKO
Glenn L. Wilson	Jeffrey A. Stopko
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

Johnstown, PA

February 18, 2010

STATEMENT OF MANAGEMENT RESPONSIBILITY

February 18, 2010

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

/s/ GLENN L. WILSON	/s/ JEFFREY A. STOPKO
Glenn L. Wilson	Jeffrey A. Stopko
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	(T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

Management Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2009 is included in Item 8.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this section relating to Directors of the Registrant is presented in the “Election of ASRV Directors” section of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this section is presented in the “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” the “Compensation Committee Report,” and “Compensation Paid to Executive Officers” sections of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this section is presented in the “Principal Owners” and “Security Ownership of Management” sections of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this section is presented in the “Director Independence and Transactions with Related Parties” section of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this section is presented in the “Independent Registered Accounting Firm” section of the Proxy Statement for the Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2009 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN
3.1	Amended and Restated Articles of Incorporation as amended through December 23, 2009.	Exhibit 3.1 to Form 8-K Filed on December 23, 2009

3.2	Bylaws, as amended and restated on December 17, 2009.	Exhibit 3.2 to Form 8-K Filed on December 23, 2009

3.3	Certificate of Designation of Rights of Fixed Rate Cumulative Perpetual Preferred Stock, Series D.	Exhibit 3.1 to Form 8-K Filed December 22, 2008

4.1	Warrant, dated December 19, 2008, to purchase 1,312,500 shares of common stock, par value $2.50 per share, of AmeriServ Financial, Inc.	Exhibit 4.1 to Form 8-K Filed December 22, 2008

10.1	Agreement, dated July 22, 2009, between AmeriServ Financial, Inc. and Glenn L. Wilson	Exhibit 10.1 to Form 8-K Filed July 28, 2009

21.1	Subsidiaries of the Registrant.	Below

23.1	Consent of Independent Registered Public Accounting Firm	Below

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Below

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Below

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Below

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Below

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc. (Registrant)

By:	/s/ Glenn L. Wilson
Glenn L. Wilson
President & CEO

Date: February 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2010:

/s/ Craig G. Ford	Chairman
Craig G. Ford	Director

/s/ Glenn L. Wilson	President, CEO & Director	/s/ Jeffrey A. Stopko	EVP & CFO
Glenn L. Wilson		Jeffrey A. Stopko

/s/ J. Michael Adams, Jr.	Director	/s/ Very Rev. Christian R. Oravec	Director
J. Michael Adams, Jr.		Very Rev. Christian R. Oravec

/s/ Allan R. Dennison	Director	/s/ Mark E. Pasquerilla	Director
Allan R. Dennison		Mark E. Pasquerilla

/s/ Daniel R. DeVos	Director	/s/ Howard M. Picking, III	Director
Daniel R. DeVos		Howard M. Picking, III

/s/ James C. Dewar	Director	/s/ Sara A. Sargent	Director
James C. Dewar		Sara A. Sargent

/s/ Bruce E. Duke, III	Director	/s/ Thomas C. Slater	Director
Bruce E. Duke, III		Thomas C. Slater

/s/ James M. Edwards, Sr.	Director	/s/ Nedret Vidinli	Director
James M. Edwards, Sr.		Nedret Vidinli

/s/ Kim W. Kunkle	Director	/s/ Robert L. Wise	Director
Kim W. Kunkle		Robert L. Wise

/s/ Margaret A. O’Malley	Director
Margaret A. O’Malley

AMERISERV FINANCIAL, INC.

	AMERISERV FINANCIAL BANK OFFICE LOCATIONS			REMOTE ATM BANKING LOCATIONS

*	Main Office Downtown 216 Franklin Street PO Box 520 Johnstown, PA 15907-0520 1-800-837-BANK (2265)	*	Seward Office 1 Roadway Plaza 6858 Route 711 Suite One Seward, PA 15954-9501	East Hills Drive-up, 1213 Scalp Avenue, Johnstown Main Office, 216 Franklin Street, Johnstown

†*	Westmont Office 110 Plaza Drive Johnstown, PA 15905-1211	*	Windber Office 1501 Somerset Avenue Windber, PA 15963-1745	The Galleria, Johnstown Goga’s Service Station, Cairnbrook

†*	University Heights Office 1404 Eisenhower Boulevard Johnstown, PA 15904-3218		Central City Office 104 Sunshine Avenue Central City, PA 15926-1129	AMERISERV RESIDENTIAL LENDING LOCATIONS

*	Eighth Ward Office 1059 Franklin Street Johnstown, PA 15905-4303	*	Somerset Office 108 W. Main Street Somerset, PA 15501-2035	Main Office Downtown 216 Franklin Street PO Box 520 Johnstown, PA 15907-0520

*	West End Office 163 Fairfield Avenue Johnstown, PA 15906-2347	*	Derry Office 112 South Chestnut Street Derry, PA 15627-1938	Altoona Office 87 Logan Boulevard Altoona, PA 16602-3123

*	Carrolltown Office 101 South Main Street Carrolltown, PA 15722-0507	*	South Atherton Office 734 South Atherton Street State College, PA 16801-4628	Pittsburgh Loan Center 300 Penn Center Boulevard Suite 402 Pittsburgh, PA 15235-5507

*	Northern Cambria Office 4206 Crawford Avenue Suite 1 Northern Cambria, PA 15714-1342	*	Pittsburgh Office 60 Boulevard of the Allies Suite 100 Pittsburgh, PA 15222-1232

†*	Lovell Park Office 179 Lovell Avenue Ebensburg, PA 15931-0418	*	Benner Pike Office 763 Benner Pike State College, PA 16801-7313

*	Nanty Glo Office 1383 Shoemaker Street Nanty Glo, PA 15943-1254	*= †=	24-Hour ATM Banking Available Seven Day a Week Banking Available
†*	Galleria Mall Office 500 Galleria Drive Suite 100 Johnstown, PA 15904-8911

SHAREHOLDER INFORMATION

SECURITIES MARKETS

AmeriServ Financial, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of “ASRV.” The listed market makers for the stock are:

Morgan Stanley SmithBarney 969 Eisenhower Boulevard Oak Ridge East Johnstown, PA 15904 Telephone: (814) 266-7900	Keefe Bruyette & Woods, Inc. 787 Seventh Avenue Equitable Bldg — 4th Floor New York, NY 10019 Telephone: (800) 966-1559

Sandler O’Neill & Partners, L.P. 919 Third Avenue 6th Floor New York, NY 10022 Telephone: (800) 635-6860	Knight Capital Group, Inc. 545 Washington Boulevard Jersey City, NJ 07310 Telephone: (800) 544-7508

Stifel Nicolaus 1407 Eisenhower Boulevard Johnstown, PA 15904 Telephone: (814) 269-9211	Janney Montgomery Scott, LLC 1801 Market Street, 8th Floor Philadelphia, PA 19103-1675 Telephone: (215) 665-6000

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

P O Box 43078

Providence, RI 02940-3078

Shareholder Inquiries: 1-800-730-4001

Internet Address: http://www. Computershare.com

INFORMATION

Analysts, investors, shareholders, and others seeking financial data about AmeriServ Financial, Inc. or any of its subsidiaries’ annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports — are asked to contact Jeffrey A. Stopko, Executive Vice President & Chief Financial Officer at (814) 533-5310 or by e-mail at JStopko@AmeriServFinancial.com. The Company also maintains a website (www.AmeriServFinancial.com) that makes available, free of charge, such reports and proxy statements and other current financial information, such as press releases and SEC documents, as well as the corporate governance documents under the Investor Relations tab on the Company’s website.