Form 10-K/A
period 2009-12-31
AMERISERV FINANCIAL INC /PA/
filed 2010-03-16
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

to

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

Exhibit Index is located on page 84.

EXPLANATORY NOTE

This amendment to our Form 10-K annual report for the fiscal year ended December 31, 2009 is being filed to amend Part IV to include Exhibit 99.1, TARP Certification by Chief Executive Officer, and Exhibit 99.2, TARP Certification by Chief Financial Officer, which were inadvertently omitted from the original filing, and also to include the related corrections to the Exhibit Index. All other information contained in our Form 10-K annual report remains unchanged.

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

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN
3.1	Amended and Restated Articles of Incorporation as amended through December 23, 2009.	Exhibit 3.1 to Form 8-K Filed on December 23, 2009

3.2	Bylaws, as amended and restated on December 17, 2009.	Exhibit 3.2 to Form 8-K Filed on December 23, 2009

3.3	Certificate of Designation of Rights of Fixed Rate Cumulative Perpetual Preferred Stock, Series D.	Exhibit 3.1 to Form 8-K Filed December 22, 2008

4.1	Warrant, dated December 19, 2008, to purchase 1,312,500 shares of common stock, par value $2.50 per share, of AmeriServ Financial, Inc.	Exhibit 4.1 to Form 8-K Filed December 22, 2008

10.1	Agreement, dated July 22, 2009, between AmeriServ Financial, Inc. and Glenn L. Wilson	Exhibit 10.1 to Form 8-K Filed July 28, 2009

21.1	Subsidiaries of the Registrant.	Below

23.1	Consent of Independent Registered Public Accounting Firm	Below

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Below

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Below

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Below

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Below

99.1	Chief Executive Officer Certification pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended	Below

99.2	Chief Financial Officer Certification pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended	Below

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc. (Registrant)

By:	/s/ Glenn L. Wilson
Glenn L. Wilson
President & CEO

Date: March 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2010:

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