Form 10-Q
period 2010-03-31
AMERISERV FINANCIAL INC /PA/
filed 2010-05-07
CIK 707605

                                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

X

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended                March 31, 2010

X

Transition Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transaction period from                                      to                           _

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

                    X     Yes

       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                           Yes

       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

               Class

                                        Outstanding at May 3, 2010

Common Stock, par value $0.01

             21,223,942

per share

AmeriServ Financial, Inc.

      Item 1. Financial Statements

                                                                                        AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Cash and due from depository institutions	$ 16,584	$ 20,835
Interest bearing deposits	1,711	1,707
Federal funds sold	850	-
Short-term investments in money market funds	2,105	3,766
Total cash and cash equivalents	21,250	26,308
Investment securities:
Available for sale	141,866	131,272
Held to maturity (market value $8,623 on March 31, 2010 and $11,996 on December 31, 2009)	8,207	11,611
Loans held for sale	1,319	3,790
Loans	712,226	719,785
Less: Unearned income	616	671
Allowance for loan losses	21,516	19,685
Net loans	690,094	699,429
Premises and equipment, net	9,655	9,229
Accrued income receivable	3,666	3,589
Goodwill	12,950	12,950
Bank owned life insurance	33,943	33,690
Net deferred tax asset	16,099	15,925
Regulatory stock	9,739	9,739
Prepaid federal deposit insurance	4,230	4,538
Other assets	7,799	7,956
TOTAL ASSETS	$ 960,817	$ 970,026

LIABILITIES
Non-interest bearing deposits	$ 124,559	$ 118,232
Interest bearing deposits	677,642	667,779
Total deposits	802,201	786,011

Short-term borrowings	7,505	25,775
Advances from Federal Home Loan Bank	17,791	25,804
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	38,381	64,664
Other liabilities	13,842	12,097
TOTAL LIABILITIES	854,424	862,772

SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; there were 21,000 shares issued and outstanding for the periods presented	20,678	20,558
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,412,561 shares issued and 21,223,942 outstanding on March 31, 2009; 26,410,528 shares issued and 21,221,909 outstanding on December 31, 2009	264	264
Treasury stock at cost, 5,188,619 shares on March 31, 2010 and December 31, 2009	(68,659)	(68,659)
Capital surplus	144,773	144,873
Retained earnings	13,410	14,591
Accumulated other comprehensive loss, net	(4,073)	(4,373)
TOTAL SHAREHOLDERS' EQUITY	106,393	107,254
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 960,817	$ 970,026

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    (Unaudited)

	Three months ended
	March 31,	March 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$ 10,020	$ 10,349
Interest bearing deposits	1	1
Short-term investments in money market funds	3	14
Federal funds sold	1	-
Investment securities:
Available for sale	1,322	1,398
Held to maturity	118	173
Total Interest Income	11,465	11,935

INTEREST EXPENSE
Deposits	2,927	3,255
Short-term borrowings	9	129
Advances from Federal Home Loan Bank	128	130
Guaranteed junior subordinated deferrable interest debentures	280	280
Total Interest Expense	3,344	3,794

NET INTEREST INCOME	8,121	8,141
Provision for loan losses	_3,050	1,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,071	6,341

NON-INTEREST INCOME
Trust fees	1,454	1,559
Net realized gains on investment securities	65	101
Net gains on loans held for sale	131	118
Service charges on deposit accounts	572	673
Investment advisory fees	187	137
Bank owned life insurance	254	250
Other income	637	723
Total Non-Interest Income	3,300	3,561

NON-INTEREST EXPENSE
Salaries and employee benefits	5,199	5,092
Net occupancy expense	736	722
Equipment expense	418	415
Professional fees	1,102	920
Supplies, postage and freight	284	294
Miscellaneous taxes and insurance	354	344
Federal deposit insurance expense	331	32
Amortization of core deposit intangibles	-	108
Other expense	1,340	1,235
Total Non-Interest Expense	9,764	9,162

PRETAX INCOME (LOSS)	(1,393)	740
Income tax expense (benefit)	(475)	207
NET INCOME (LOSS)	(918)	533

Preferred stock dividends	263	259
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$ (1,181)	$ 274

PER COMMON SHARE DATA:
Basic:
Net income (loss)	$ (0.06)	$ 0.01
Average number of shares outstanding	21,224	21,137
Diluted:
Net income (loss)	$ (0.06)	$ 0.01
Average number of shares outstanding	21,224	21,137
Cash dividends declared	$ 0.00	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Three months ended		Three months ended
	March 31, 2010	March 31, 2009
OPERATING ACTIVITIES
Net income (loss)	$ (918)	$ 533
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Provision for loan losses	3,050	1,800
Depreciation expense	366	403
Amortization expense of core deposit intangibles	-	108
Net amortization of investment securities	169	20
Net realized gains on investment securities available for sale	(65)	(101)
Net realized gains on loans held for sale	(131)	(118)
Amortization of deferred loan fees	(98)	(122)
Origination of mortgage loans held for sale	(9,339)	(14,051)
Sales of mortgage loans held for sale	11,941	13,098
Increase in accrued interest income receivable	(77)	(154)
Decrease in accrued interest expense payable	(1,024)	(923)
Earnings on bank owned life insurance	(254)	(250)
Deferred income taxes	(174)	665
Net decrease (increase) in other assets	148	(1,335)
Net decrease in other liabilities	(402)	(467)
Net cash provided by (used in) operating activities	3,192	(894)

INVESTING ACTIVITIES
Purchases of investment securities - available for sale	(20,165)	(6,777)
Proceeds from sales of investment securities – available for sale	1,189	3,433
Proceeds from maturities of investment securities – available for sale	11,673	6,741
Proceeds from maturities of investment securities – held to maturity	3,398	1,594
Long-term loans originated	(13,006)	(35,366)
Principal collected on long-term loans	19,873	28,916
Loans purchased or participated	(345)	(15,500)
Loans sold or participated	-	3,950
Net increase in other short-term loans	(8)	(591)
Purchases of premises and equipment	(792)	(161)
Net cash provided by (used in) investing activities	1,817	(13,761)

FINANCING ACTIVITIES
Net increase in deposit accounts	16,459	53,025
Net decrease in other short-term borrowings	(18,270)	(43,420)
Principal borrowings on advances from Federal Home Loan Bank	32,000	-
Principal repayments on advances from Federal Home Loan Bank	(40,013)	(12)
Preferred stock dividends	(263)	(163)
Proceeds from stock purchase plan	20	29
Net cash (used in) provided by financing activities	(10,067)	9,459

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,058)	(5,196)
CASH AND CASH EQUIVALENTS AT JANUARY 1	26,308	35,124
CASH AND CASH EQUIVALENTS AT MARCH 31	$ 21,250	$29,928

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 18 locations in Pennsylvania.  The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.4 billion that are not recognized on the Company’s balance sheet at March 31, 2010.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

3.

Accounting Policies

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation.  ASU 2010-04 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation or the Company has presented the necessary disclosures in the Note 16 herein.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company’s financial statements or the Company has presented the necessary disclosures in the Note 17 herein.

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options and warrants to purchase 1,675,110 common shares, at exercise prices ranging from $1.68 to $6.10, and 1,544,509 common shares, at exercise prices ranging from $2.31 to $6.10, were outstanding as of March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.  Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

		Three months ended March 31,
	2010	2009
	(In thousands, except per share data)
Numerator:
Net income (loss)	$ (918)	$ 533
Preferred stock dividends	263	259
Net Income (loss) available to common shareholders	$ (1,181)	$ 274

Denominator:
Weighted average common shares
outstanding (basic)	21,224	21,137
Effect of stock options/warrants	-	-
Weighted average common shares
outstanding (diluted)	21,224	21,137

Earnings (loss) per common share:
Basic	$(0.06)	$0.01
Diluted	(0.06)	0.01

5.

Comprehensive Income (Loss)

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and the pension obligation change for the defined benefit plan.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

		Three months ended
	March 31,
	2010	2009

Net income (loss)	$ (918)	$ 533

Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	142	117
Income tax effect	(48)	(40)
Reclassification adjustment for gains on available for sale securities included in net income (loss)	(65)	(101)
Income tax effect	22	34
Unrealized holding gains on available for sale securities arising during period	379	1,043
Income tax effect	(130)	(354)
Other comprehensive income	300	699

Comprehensive income (loss)	$ (618)	$ 1,232

6.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds.  The Company made $4,000 in income tax payments in the first three months of 2010 as compared to $43,000 for the first three months of 2009.  The Company made total interest payments of $4,368,000 in the first three months of 2010 compared to $4,717,000 in the same 2009 period.

7.

Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

March 31, 2010		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 18,942	$ 120	$ (41)	$ 19,021
U.S. Agency mortgage- backed securities	119,769	3,263	(187)	122,845
Total	$138,711	$ 3,383	$ (228)	$ 141,866

Investment securities held to maturity (HTM):

March 31, 2010		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency mortgage- backed securities	$ 7,207	$ 416	$ -	$ 7,623
Other securities	1,000	-	-	1,000
Total	$ 8,207	$ 416	$ -	$ 8,623

Investment securities available for sale (AFS):

December 31, 2009		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 12,342	$ 26	$ (76)	$ 12,292
U.S. Agency mortgage-backed securities	116,088	3,128	(236)	118,980
Total	$128,430	$ 3,154	$ (312)	$131,272

Investment securities held to maturity (HTM):

December 31, 2009		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,009	$ 13	$ -	$ 3,022
U.S. Agency mortgage-backed securities	7,602	373	-	7,975
Other securities	1,000	-	(1)	999
Total	$ 11,611	$ 386	$ (1)	$ 11,996

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At March 31, 2010 and December 31, 2009, 99.3% and 97.7% of the portfolio was rated "AAA", respectively.  None of the portfolio was rated below “A” or unrated at March 31, 2010.  At March 31, 2010, the Company’s consolidated investment securities portfolio had a modified duration of approximately 2.5 years. Total proceeds form the sale of AFS securities were $1.2 million in the first quarter of 2010.  The gross gains on investment security sales in the first three months of 2010 were $65,000.

The following tables present information concerning investments with unrealized losses as of March 31, 2010 and December 31, 2009 (in thousands):

Investment securities available for sale:

March 31, 2010	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Agency	$ 7,459	$ (41)	$ -	$ -	$ 7,459	$ (41)
U.S. Agency mortgage-
backed securities	20,409	(187)	-	-	20,409	(187)
Total	$ 27,868	$ (228)	$ -	$ -	$ 27,868	$ (228)

Investment securities available for sale:

December 31, 2009	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$ 7,424	$ (76)	$ -	$ -	$ 7,424	$ (76)
U.S. Agency mortgage-
backed securities	17,525	(236)	-	-	17,525	(236)
Total	$ 24,949	$ (312)	$ -	$ -	$ 24,949	$ (312)

Investment securities held to maturity:

December 31, 2009	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$ -	$ -	$ 999	$ (1)	$ 999	$ (1)
Total	$ -	$ -	$ 999	$ (1)	$ 999	$ (1)

The unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase.  There are 20 positions that are considered temporarily impaired at March 31, 2010.  Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Management has also concluded that based on current information they expect to continue to receive scheduled interest payments as well as the entire principal balance.  Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at March 31, 2010, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Maturity	Available for Sale		Held to Maturity
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value
0-1 year	$ 4,035	$ 4,080	$ -	$ -
1-5 years	10,942	10,969	1,000	1,000
5-10 years	29,344	30,382	-	-
Over 10 years	94,390	96,435	7,207	7,623
Total	$138,711	$141,866	$ 8,207	$ 8,623

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Commercial	$ 94,294	$ 96,158
Commercial loans secured by real estate	396,603	396,787
Real estate – mortgage	202,122	207,221
Consumer	19,207	19,619
Total loans	712,226	719,785
Less: Unearned income	616	671
Loans, net of unearned income	$ 711,610	$ 719,114

Real estate-construction loans comprised 6.2%, and 6.8% of total loans, net of unearned income, at March 31, 2010 and December 31, 2009, respectively.  The Company has no exposure to sub prime mortgage loans in either the loan or investment portfolios.

9.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended
	March 31,
	2010	2009
Balance at beginning of period	$ 19,685	$ 8,910
Charge-offs:
Commercial	(39)	(3)
Commercial loans secured by real estate	(1,193)	(37)
Real estate-mortgage	(80)	(26)
Consumer	(84)	(51)
Total charge-offs	(1,396)	(117)
Recoveries:
Commercial	104	2
Commercial loans secured by real estate	37	5
Real estate-mortgage	2	18
Consumer	34	43
Total recoveries	177	68

Net charge-offs	(1,219)	(49)
Provision for loan losses	3,050	1,800
Balance at end of period	$ 21,516	$ 10,661

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.69%	0.03%
Annualized provision for loan losses	1.72	1.02
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	3.02	1.47

10.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except ratios):

	March 31, 2010	December 31, 2009
Non-accrual loans
Commercial	$ 3,332	$ 3,375
Commercial loans secured by real estate	14,422	11,716
Real estate-mortgage	1,393	1,639
Consumer	391	386
Total	19,538	17,116

Other real estate owned
Commercial loans secured by real estate	412	871
Real estate-mortgage	369	350
Consumer	3	-
Total	784	1,221

Total non-performing assets	$20,322	$ 18,337
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	2.85%	2.53%

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

	Three months ended
	March 31,
	2010	2009
Interest income due in accordance
with original terms	$ 244	$ 49
Interest income recorded	(121)	-
Net reduction in interest income	$ 123	$ 49

11.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at March 31, 2010, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 505	0.67%

Advances	2010	15,000	1.92
	2012	4,000	1.82
	2013	5,000	2.04
	2016 and after	791	6.44
		24,791	2.07

Total FHLB borrowings		$ 25,296	2.04%

Total Federal Home Loan Bank (FHLB) borrowings and advances consisted of the following at December 31, 2009, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 25,775	0.62%

Advances	2010	22,000	1.67
	2012	3,000	1.97
	2016 and after	804	6.44
		25,804	1.85

Total FHLB borrowings		$ 51,579	1.24%

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

13.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2010, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  The Company believes that no conditions or events have occurred that would change this conclusion.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.70% at March 31, 2010.

	Actual			For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$112,597	15.52%	$ 58,040	8.00%	$ 72,550	10.00%
Bank	88,574	12.36	57,337	8.00	71,671	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	103,365	14.25	29,020	4.00	43,530	6.00
Bank	79,450	11.09	28,668	4.00	43,003	6.00

Tier 1 Capital (to Average Assets)
Consolidated	103,365	11.01	37,556	4.00	46,945	5.00
Bank	79,450	8.72	36,451	4.00	45,563	5.00

14.

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

Retail banking includes the deposit-gathering branch franchise, lending to both individuals and small businesses, and financial services.  Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans.  Financial services include the sale of mutual funds, annuities, and insurance products.  Commercial lending to businesses includes commercial loans, and commercial real-estate loans.  The trust segment contains our wealth management businesses, which include the Trust Company and West Chester Capital Advisors, our registered investment advisory firm.  Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts.  Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment.  The Wealth management businesses also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor.  The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on the guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management.  Inter-segment revenues were not material.

The contribution of the major business segments to the consolidated results of operations for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three months ended		March 31,
	March 31, 2010		2010
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 5,991	$ 153	$ 309,129
Commercial lending	3,316	(1,072)	498,072
Trust	1,658	22	3,543
Investment/Parent	456	(21)	150,073
Total	$ 11,421	$ (918)	$ 960,817

	Three months ended		March 31,
	March 31, 2009		2009
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,013	$ 377	$ 338,758
Commercial lending	2,997	(301)	493,910
Trust	1,712	144	3,541
Investment/Parent	980	313	138,853
Total	$ 11,702	$ 533	$ 975,062

15.

Commitments and Contingent Liabilities

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $94.7 million and standby letters of credit of $11.7 million as of March 31, 2010.

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

	Three months ended
	March 31,
	2010	2009
Components of net periodic benefit cost
Service cost	$ 279	$ 232
Interest cost	278	234
Expected return on plan assets	(357)	(308)
Amortization of prior year service cost	4	3
Amortization of transition asset	(4)	(4)
Recognized net actuarial loss	143	119
Net periodic pension cost	$ 343	$ 276

17.

Disclosures About Fair Value Measurements

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

The following tables present the assets reported on the balance sheet at their fair value as of March 31, 2010 and December 31, 2009, by level within the fair value hierarchy.  As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at March 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Agency securities	$ 19,021	$ -	$ 19,021	$ -
U.S. Agency mortgage-backed securities	122,845	-	122,845	-
Loans held for sale	1,319	1,319	-	-
Fair value of swap asset	252	-	252	-

		Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Agency securities	$ 12,292	$ -	$ 12,292	$ -
U.S. Agency mortgage-backed securities	118,980	-	118,980	-
Loans held for sale	3,790	3,790	-	-
Fair value of swap asset	154	-	154	-

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data which at times are discounted.  At March 31, 2010, impaired loans with a carrying value of $17.8 million were reduced by a specific valuation allowance totaling $6.1 million, resulting in a net fair value of $11.6 million.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure.  Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at March 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$ 11,646	$ -	$ 11,646	$ -
Other real estate owned	784	-	784	-

		Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$10,091	$ -	$10,091	$ -
Other real estate owned	1,221	-	1,221	-

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

Estimated fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based off of US GAAP measurements, and recorded book balances at March 31, 2010 and December 31, 2009, were as follows:

	March 31, 2010		December 31, 2009
	Estimated Fair Value	Recorded Book Balance	Estimated Fair Value	Recorded Book Balance
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$ 21,250	$ 21,250	$ 26,308	$ 26,308
Investment securities	150,489	150,073	143,268	142,883
Regulatory stock	9,739	9,739	9,739	9,739
Net loans (including loans held for sale), net of allowance for loan loss	687,856	691,413	699,770	703,219
Accrued income receivable	3,666	3,666	3,589	3,589
Bank owned life insurance	33,943	33,943	33,690	33,690
Fair value swap asset	252	252	154	154

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$ 449,322	$449,322	$ 433,220	$ 433,220
Deposits with stated maturities	356,293	352,879	357,275	352,791
Short-term borrowings	7,505	7,505	25,775	25,775
All other borrowings	32,912	30,876	41,272	38,889
Accrued interest payable	3,112	3,112	4,136	4,136
Fair value swap liability	252	252	154	154

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

…..2010 FIRST QUARTER SUMMARY OVERVIEW….. These are very confusing economic times.  Our elected officials and their appointees tell us almost daily that the Great Recession is ending and that the period of economic recovery is here.  They cite the recovery in the equity markets and the large profits recently reported by the Wall Street trading firms.  Yet here – far from Wall Street the Great Recession continues to take a toll. The unemployment rate has continued to hover around 10% for months.  Around the nation over forty community banks have failed this year adding to the 150 that failed in 2009.   The pressures of these forces can be seen in AmeriServ’s 2010 first quarter results.

AmeriServ reported a net loss of $918,000 or $0.06 per diluted common share for the first quarter of 2010.  This compares unfavorably to net income of $533,000 or $0.01 per diluted common share reported in the first quarter 2009, but represents an improvement from the net loss of $1.7 million or $0.09 per diluted common share earned in the fourth quarter of 2009.  While AmeriServ has now reported a loss in each of the last four quarters, the loss in this quarter is the lowest yet, and represents the second consecutive reduction in the level of loss.  We believe this is the result of our extreme vigilance during this period of economic distress.

In the third quarter of 2009, AmeriServ activated an Asset Quality Task Force.  This is a compact group of our most experienced credit experts.  The Task Force meets weekly to monitor commercial loans over $500,000. Experience has taught us that the way to survive in times such as these is to work closely with our borrowers to help them find an appropriate course of action, but to also build reserves sufficiently in the event that no solution can be found. If the Task Force detects signs of recession created weakness in any of these loans they will recommend an increase in the allowance for loan losses so as to protect the AmeriServ franchise.  During the first quarter 2010, their recommendations resulted in a provision for loan losses of $3.1 million.  Even though the level of non-performing loans increased by $2.4 million, the level of coverage of these non-performing loans by the allowance for loan losses continued to be above 100%.  It is our aim to pursue this strategy of using our strong capital base to strengthen the allowance for loan losses and in this way to protect the franchise and its fundamental value.

On a day to day basis AmeriServ posted a series of strong basic banking trends.  Deposits continued their 2009 growth surge, closing the quarter above $800 million for the first time.  This continuing growth permitted AmeriServ to report a loan to deposit ratio below 90% and Federal Home Loan Bank borrowings of just 2.6% of total assets.  Additionally, the net interest margin in the first quarter of 2010 improved to 3.78%, the highest level since the fourth quarter of 2008.  Similarly, non-interest expenses declined by over $1 million from the fourth quarter of 2009.  These are encouraging signs that the core community banking business has continued to function well and even grow during the recession.

AmeriServ has been fortunate to enter this recession with strong capital reinforced by the December 2008 $21 million infusion of preferred stock from the US Treasury through the Capital Purchase Program.  We believe this enables AmeriServ to protect its shareholders investment while still providing a continuing reserve of loan funding to the region.  It is our goal to continue to manage asset quality with great care because it appears that this recession will last through 2010 with a real possibility that it will still be with us in 2011.  Therefore, we will continue to strive to achieve these three goals throughout 2010:

•

Maintain an allowance for loan losses of no less than 100% of non- performing loans.  We ended the first quarter with a coverage ratio of 110%.

•

Surpass all required regulatory capital ratios as well as our own higher guidelines.  AmeriServ met this goal in the first quarter of 2010.

•

Ensure strong liquidity.  While the industry has no accepted liquidity measurements, AmeriServ management reviews all sources of liquidity with the Board ALCO Committee each quarter.

We believe that in spite of the recession AmeriServ remains a strong presence in our primary markets.  But we do look forward to the recession’s end so that we can reconstitute our growth with earnings strategy that we executed during the period 2006 through 2008.  We are continuing to build a strong team of professional managers who know how to survive in difficult times and also who will know how to build on a strong foundation in better times.

THREE MONTHS ENDED MARCH 31, 2010 VS. THREE MONTHS ENDED MARCH 31, 2009

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Net income (loss)	$ (918)	$ 533
Diluted earnings (loss) per share	(0.06)	0.01
Return on average assets (annualized)	(0.39)%	0.22%
Return on average equity (annualized)	(3.47)%	1.90%

The Company reported a first quarter 2010 net loss of $918,000 or ($0.06) per diluted common share.  This represents a decrease of $1.5 million from the first quarter 2009 net income of $533,000 or $0.01 per diluted common share.   An increased provision for loan losses and higher non-interest expense were the primary factors causing the decline in earnings between periods.  We appropriately increased our allowance for loan losses to respond to deterioration in asset quality evidenced by higher levels of nonperforming loans and classified loans as the recessionary economic environment continues to impact our commercial borrowers.  Diluted earnings per share also declined by the preferred dividend requirement on the CPP preferred stock which amounted to $263,000 and increased the amount of the net loss available to common shareholders.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the first quarter of 2010 to the first quarter of 2009 (in thousands, except percentages):

	Three months ended March 31, 2010	Three months ended March 31, 2009	Change	% Change
Interest income	$ 11,465	$ 11,935	$ (470)	(3.9)%
Interest expense	3,344	3,794	(450)	(11.9)
Net interest income	$ 8,121	$ 8,141	$ (20)	(0.2)

Net interest margin	3.78%	3.72%	0.06	N/M

N/M - not meaningful

The Company’s net interest income in the first quarter of 2010 was comparable with the prior year first quarter as it declined by only $20,000.  The Company’s first quarter 2010 net interest margin of 3.78% was six basis points better than the 2009 first quarter margin of 3.72% and three basis points better than the more recent fourth quarter 2009 net interest margin of 3.75%.  This relative stability in net interest income and margin performance is reflective of the Company’s strong liquidity position and its ability to reduce its funding costs during a period of deposit growth.  Specifically, total deposits averaged $787 million in the first quarter of 2010, an increase of $72 million or 10.1% over the first quarter 2009.  The Company believes that uncertainties in the economy have contributed to growth in money market accounts, certificates of deposit and demand deposits as consumers have looked for safety in well capitalized community banks like AmeriServ Financial.  Overall, the decline in interest expense has been comparable with the drop in interest revenue, which has been impacted by a $10 million or 1.4% decrease in total loans outstanding since December 31, 2009.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the first quarter of 2010 decreased by $470,000 or 3.9% when compared to the same 2009 quarter. This decrease was due to a 12 basis point decline in the earning asset yield to 5.36% as the drop in average earning assets was only $1.7 million between periods.  Within the earning asset base, the yield on the total loan portfolio decreased by 45 basis points to 5.36% while the yield on total investment securities dropped by 35 basis points to 3.88%.  Both of these yield declines reflect the impact of the lower interest rate environment that has now been in place for well over 12 months.  New investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing.

The Company's total interest expense for the first quarter of 2010 decreased by $450,000 or 11.9% when compared to the same 2009 quarter.  This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing deposits declined by 42 basis points to 1.77%.  Management’s decision to reduce interest rates paid on all deposit categories has not had any negative impact on deposit growth as consumers have sought the safety provided by well-capitalized community banks like AmeriServ Financial.  This decrease in funding costs was aided by a drop in interest expense associated with a $2.4 million decrease in the volume of interest bearing liabilities.  Specifically, the average balance of all FHLB borrowings declined by $70.8 million, but was partially offset by a $68.4 million increase in interest bearing deposits.  Additionally, the Company’s funding mix also benefited from a $3.7 million increase in non-interest bearing demand deposits. Overall, in the first quarter of 2010 the Company had the discipline to further reduce its use of borrowings as a funding source as wholesale borrowings averaged only 4.0% of total assets.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2010 and March 31, 2009 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended March 31 (In thousands, except percentages)

		2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$717,247	$ 10,029	5.36%	$714,253	$ 10,360	5.81%
Interest bearing deposits	1,711	1	0.21	3,158	1	0.12
Short-term investment in money market funds	4,545	3	0.25	10,112	14	0.55
Federal funds sold	2,394	1	0.10	55	-	-
Investment securities – AFS	137,845	1,322	3.84	132,483	1,398	4.22
Investment securities – HTM	10,554	118	4.47	15,982	173	4.33
Total investment securities	148,399	1,440	3.88	148,465	1,571	4.23
Total interest earning assets/interest income	874,296	11,474	5.36	876,043	11,946	5.48
Non-interest earning assets:
Cash and due from banks	15,433			15,488
Premises and equipment	9,449			9,446
Other assets	79,643			71,004
Allowance for loan losses	(20,793)			(9,144)
TOTAL ASSETS	$958,028			$962,837

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 57,365	$ 45	0.32%	$ 62,355	$ 75	0.49%
Savings	75,287	119	0.64	71,759	134	0.76
Money markets	151,162	446	1.20	141,442	581	1.67
Other time	386,343	2,317	2.43	326,221	2,465	3.06
Total interest bearing deposits	670,157	2,927	1.77	601,777	3,255	2.19
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	5,490	9	0.67	94,901	129	0.55
Advances from Federal Home Loan Bank	32,494	128	1.58	13,853	130	3.79
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	721,226	3,344	1.88	723,616	3,794	2.12
Non-interest bearing liabilities:
Demand deposits	116,954			113,298
Other liabilities	12,620			12,265
Shareholders' equity	107,228			113,658
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$958,028			$962,837
Interest rate spread			3.48			3.36
Net interest income/ Net interest margin		8,130	3.78%		8,152	3.72%
Tax-equivalent adjustment		(9)			(11)
Net Interest Income		$ 8,121			$ 8,141

…..PROVISION FOR LOAN LOSSES..... The Company appropriately strengthened its allowance for loan losses in the first quarter of 2010 in response to ongoing careful monitoring of the commercial loan and commercial real estate portfolios.  A weak economic environment caused higher levels of nonperforming loans and classified loans.  When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, non-performing, delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends.

Overall, the Company recorded a $3.1 million provision for loan losses in the first quarter of 2010 compared to a $1.8 million provision in the first quarter of 2009, or an increase of $1.3 million.  Actual credit losses realized through charge-offs, however, are running well below the provision level, but are higher than the prior year.  For the first quarter 2010, net charge-offs amounted to $1.2 million or 0.69% of total loans compared to net charge-offs of $49,000 or 0.03% of total loans for the first quarter 2009.    During the first quarter, non-performing assets increased by $2 million to $20.3 million or 2.85% of total loans at March 31, 2010.  This increase was caused by the transfer of one commercial real estate loan that is secured by newly constructed student housing into non-accrual status as the project has not yet stabilized to support the required principal payments on the loan.  In summary, the allowance for loan losses provided 110% coverage of non-performing loans and was 3.02% of total loans at March 31, 2010, compared to 115% of non-performing loans and 2.72% of total loans at December 31, 2009.

.....NON-INTEREST INCOME.....Non-interest income for the first quarter of 2010 totaled $3.3 million; a decrease of $261,000 or 7.3% from the first quarter 2009 performance.  Factors contributing to this reduced level of non-interest income in 2010 included:

*  a $105,000 decrease in trust fees as a result of reductions in the market value of assets managed due to lower values in its union specialty real estate funds in 2010.

*  a $101,000 decline in deposit service charges due to a reduced volume of overdraft fees in the first quarter of 2010.  Volumes were impacted by both winter weather related issues and a greater negative media focus on this product.

*  a $50,000 increase in investment advisory fees from West Chester Capital Advisors due to improved equity values in the first quarter of 2010.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first quarter of 2010 totaled $9.8 million and increased by $602,000 or 6.6% from the prior year’s first quarter. Factors contributing to the higher non-interest expense in 2010 included:

*  a $299,000 increase in FDIC deposit insurance expense due to higher recurring insurance premiums as a result of the need to nationally strengthen the deposit insurance fund.

*  a $182,000 increase in professional fees due primarily to increased legal fees, consulting expenses and recruitment costs in the Trust Company during the first quarter of 2010.

*   a $107,000 or 2.1% increase in salaries and employee benefits expense due to increased medical insurance costs.

.....INCOME TAX EXPENSE.....The Company recorded an income tax benefit of $475,000 in the first quarter of 2010 which reflects an estimated effective tax rate of approximately 34.1%. The income tax expense recorded in the first quarter of 2009 was $207,000 and reflected an effective tax rate of approximately 28.0%.  The Company’s deferred tax asset was $16.1 million at March 31, 2010 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

…..SEGMENT RESULTS.….Retail banking’s net income contribution was $153,000 in the first quarter compared to $377,000 for the same comparable period of 2009.  The lower 2010 net income performance is reflective of the increased FDIC insurance premiums and reduced revenue from overdraft fees and deposit service charges.  These negative items more than offset improved revenue from residential mortgage loan sales into the secondary market and stable net interest income performance.

The commercial lending segment reported for the first quarter of 2010 a net loss of $1.1 million compared to $301,000 net loss reported in the first quarter of 2009.  The greater loss in 2010 was caused by an increased provision for loan losses due to the previously discussed strengthening of the allowance for loan losses as a result of higher levels of non-performing and classified loans in 2010.

The trust segment’s net income contribution amounted to $22,000 for the first quarter of 2010 compared to $144,000 for the same 2009 period.  The major reason for the decrease between years was due to less trust revenue as a result of declines experienced in the real estate markets during the past year.  Specifically, the most significant decline has been in the value of real-estate assets in the BUILD and ERECT Funds (funds that invest union pension dollars in construction projects that utilize union labor) where the market value of assets has declined from $269 million at March 31, 2009 to $192 million at March 31, 2010.  This segment has also experienced an increase in non-interest expenses due to increased legal, consulting fees and recruitment costs.

The investment/parent segment reported a net loss of $21,000 in the first quarter of 2010 compared to net income of $313,000 in the first quarter of 2009.  The weaker performance in 2010 reflects lower non-interest revenue and higher non-interest expense. For example, the Company only realized $65,000 of investment security gains in the first quarter of 2010 compared to gains of $101,000 realized in the first quarter of 2009.

.....BALANCE SHEET.....The Company's total consolidated assets were $961 million at March 31, 2010, which was down modestly by $9.2 million or 0.9% from the $970 million level at December 31, 2009. The Company’s loans totaled $713 million at March 31, 2010, a decrease of $10.0 million or 1.4% as a result of net portfolio run-off since year-end.  The Company plans to reduce its commercial real-estate loan concentration through the funding of fewer new commercial real-estate loans in 2010. Therefore, we expect that it will be difficult to grow the overall loan portfolio this year.  Investment securities and short-term money market investments increased by $5.5 million so far in 2010 due to some net principal repayments in the loan portfolio being reinvested in the investment securities portfolio.

The Company’s deposits totaled $802 million at March 31, 2010, which was $16.2 million or 2.1% higher than December 31, 2009, due to an increase in money market deposits and certificates of deposit.  We believe that uncertainties in the economy have contributed to growth in our deposits as consumers have looked for safety in well capitalized community banks like AmeriServ Financial.  As a result of this deposit growth, we were able to reduce total FHLB borrowings by $26.3 million during the first quarter of 2010.  Total FHLB borrowings now represent only 2.6% of total assets compared to 5.3% at December 31, 2009.  The Company’s total shareholders’ equity has decreased by $861,000 since year-end 2009 mainly due to the net loss reported for the first quarter of 2010.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at March 31, 2010 of 11.01%. The Company’s tangible book value per common share at March 31, 2010 was $3.43, and its tangible common equity to tangible assets ratio was 7.70%.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2010	2009	2009
Total loan delinquency (past
due 30 to 89 days)	$ 6,210	$ 11,408	$ 3,772
Total non-accrual loans	19,538	17,116	3,829
Total non-performing assets*	20,322	18,337	5,099

Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.87%	1.58%	0.52%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	2.74	2.37	0.53
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	2.85	2.53	0.70
Non-performing assets as a percentage of total assets	2.12	1.89	0.52
Total classified loans (loans rated substandard or doubtful)	54,618	48,689	24,145

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned.

As a result of the recessionary economy, non-performing assets have trended upward over the past year and now total $20.3 million or 2.85% of total loans.  Three credits were primarily responsible for the increased level of non-performing assets: 1) In response to the Shared National Credit Examination, the Company transferred in the third quarter of 2009 a $9.1 million commercial loan relationship to a borrower in the restaurant industry to non-accrual status.  The Company restructured this loan at its maturity by entering into a forbearance agreement with the borrower to make reduced payments over a six-month period in an effort to give the borrower greater flexibility to restructure its operations to improve its cash flows during this difficult economic period.  The Company has never had any payment delinquency with this borrower.  Recently, the borrower has resumed making normal principal and interest payments in accordance with the terms of the forbearance agreement.  A $3.5 million specific reserve has been established against this credit.  2) A $3.0 million loan to a borrower in the heavy construction equipment rental business was transferred to non-accrual status.  This borrower was experiencing cash flow difficulties that caused payment delinquency.  A $1.1 million specific reserve has been established against this credit. 3) In the first quarter of 2010, the Company transferred a $5 million commercial real estate loan that is secured by newly constructed student housing into non-accrual status as the project has not yet stabilized to support the required principal payments on the loan.  The Company has established a $1.4 million specific reserve against this loan.  We are a participant in this loan with two larger banks, and our share represents 12.5% of the total loan balance.  We are currently working with the participant banks to develop a workout strategy for this credit.

The remainder of the increase in classified loans was caused by the downgrade of the rating classification of several commercial loans that are experiencing operating weakness in the recessionary economy but are still performing.  These downgrades reflected the receipt of the most current financial data we could obtain from our commercial borrowers to determine what impact the recessionary economy had on their financial performance. We continue to closely monitor the portfolio given the weakness in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio.  As of March 31, 2010, the 25 largest credits represented 32.4% of total loans outstanding. Additionally, the Company had no performing loans that were considered restructured for the periods presented.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2010	2009	2009
Allowance for loan losses	$21,516	$19,685	$10,661
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	3.02%	2.72%	1.47%
total delinquent loans
(past due 30 to 89 days)	346.47	172.55	282.64
total non-accrual loans	110.12	115.01	278.43
total non-performing assets	105.88	107.35	209.08

The allowance for loan losses provided 110% coverage of non-accrual loans at March 31, 2010 compared to 115% coverage at December 31, 2009, and 278% coverage at March 31, 2009. The decline in coverage between periods reflects the previously discussed increase in non-accrual loans experienced during the first quarter of 2010.  The allowance for loan losses to total loans ratio increased to 3.02% since year-end 2009 as the loan loss provision exceeded net charge-offs in the first three months of 2010.  The Company decided to build its allowance for loan losses over the past year due to the increase in non-performing loans, the downgrade of the rating classification of numerous performing commercial loans, and the weakness in the local and national economies.

.....LIQUIDITY.....The Bank’s liquidity position has been strong during the last several years.  Our core retail deposit base remained stable throughout the early part of this period and has recently shown nice growth, which has been adequate to fund the Bank’s operations.  Cash flow from maturities, prepayments and amortization of securities was also used to either fund loan growth or paydown borrowings.  We plan to operate our loan to deposit ratio in a range of 85% to 95%.  At March 31, 2010, the bank’s loan to deposit ratio was 88.9%.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $5.1 million from December 31, 2009, to March 31, 2010, due to $10.1 million of cash used in financing activities.  This was partially offset by $3.2 million of cash provided by operating activities and $1.8 million of cash provided by investing activities.  Within investing activities, cash used for new investment security purchases exceeded maturity and sales by $3.9 million.  Cash advanced for new loan fundings and purchases totaled $22.7 million and was $9.1 million lower than the $31.8 million of cash received from loan principal payments and sales.  Within financing activities, deposits increased by $16.5 million, which was used to help pay down short-term borrowings by $25.3 million.

The Parent Company had a total of $18.4 million of cash, short-term investments, and securities at March 31, 2010, which was down $1.6 million from the year-end 2009 total.  We have elected to retain $14 million of the total $21 million in funds received from the CPP preferred stock at the Parent Company to provide us with greater liquidity and financial flexibility.  ($7 million of the CPP funds were downstreamed to our subsidiary bank since receipt of the money to help the bank maintain compliance with our own internal capital guidelines.)  Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the Parent.  At March 31, 2010, however, the subsidiary bank was not permitted to upstream dividends to the Parent under the applicable regulatory formulas because of the loss it incurred in 2009.

.....CAPITAL RESOURCES.....The Company continues to be considered well capitalized as the asset leverage ratio was 11.01% and the risk based capital ratio was 15.52% at March 31, 2010. Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios.  At March 31, 2010, accumulated other comprehensive loss amounted to $4.1 million.  The Company’s tangible common equity to tangible assets ratio was 7.70% at March 31, 2010.  We anticipate that our strong capital ratios should be relatively stable in 2010 due to the retention of all earnings and no expected balance sheet growth, which will be offset by preferred dividend requirements.

Our decision to accept the $21 million CPP preferred stock investment in December 2008 did strengthen our capital ratios.  However as a result of this decision, for a period of three years we are no longer permitted to repurchase stock or declare and pay common dividends without the consent of the U.S. Treasury. The Company presently does not expect to repay any portion of the CPP preferred stock investment prior to 2012 given the uncertainties in the economy and the need for the subsidiary Bank to return to sustained profitability.

.....INTEREST RATE SENSITIVITY.....The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity.  The interest rate scenarios in the table compare the Company’s base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate interest rate changes of 100 and 200 basis points.  Note that we suspended the 200 basis point downward rate shock since it has little value due to the absolute current low level of interest rates.  Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s existing balance sheet that was developed under the flat interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	5.5%	4.6%
100bp increase	4.5	4.7
100bp decrease	(8.4)	(13.1)

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

.....OFF BALANCE SHEET ARRANGEMENTS…..The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $94.7 million and standby letters of credit of $11.7 million as of March 31, 2010.

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

Commercial loans and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $19.3 million, or 90%, of the total allowance for credit losses at March 31, 2010 has been allocated to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of March 31, 2010, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery.  A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations.  At March 31, 2010, all of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies, the U.S. Treasury or government sponsored agencies.  The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase.   Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance.  Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

.....FORWARD LOOKING STATEMENT.....

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company.  In accordance with our strategic plan, AmeriServ will maintain its focus as a community bank delivering banking and trust services to the best of our ability. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks.  It is our plan to continue to build AmeriServ into a potent banking force in this region and in this industry.  Our focus encompasses the following:

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

• Expense Rationalization – despite the set back in 2009 due to higher FDIC insurance and OREO expense, AmeriServ Financial remains focused on trying to rationalize expenses.  This has not been a program of broad based cuts, but has been targeted so AmeriServ stays strong but spends less. However, this initiative takes on new importance because it is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

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

Item 3.....QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee.  For a further discussion, see the Interest Rate Sensitivity section of this M.D. & A.

Item 4T.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2010, are effective.

(b) Changes in Internal Controls.  There have been no changes in AmeriServ Financial Inc.’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II     Other Information

Item 1.   Legal Proceedings

There are no material proceedings to which the Company or any of our subsidiaries is a party or by which, to the Company’s’ knowledge, we, or any of our subsidiaries, is threatened.  All legal proceedings presently pending or threatened against the Company or our subsidiaries involve routine litigation incidental to our business or that of the subsidiary involved and are not material in respect to the amount in controversy.

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

As a result of the decision by the Company to accept a preferred stock investment under the U.S. Treasury’s CPP, for a period of three years the Company is no longer permitted to repurchase stock or declare and pay dividends on common stock without the consent of the U.S. Treasury.

Item 3.   Defaults Upon Senior Securities

   None

Item 4.   (Removed and Reserved)

Item 5.   Other Information

   None

Item 6.   Exhibits

3.1

Amended and Restated Articles of Incorporation as amended through December 23,2009, (Incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2009).

3.2	Bylaws, as amended and restated on December 17, 2009, (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed December 23, 2009).

3.3

Certificate of Designation of Rights of Fixed Rate Cumulative Perpetual Preferred Stock, Series D (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.)

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

AmeriServ Financial, Inc.
Registrant

Date: May 6, 2010	/s/Glenn L. Wilson
Glenn L. Wilson
President and Chief Executive Officer

Date: May 6, 2010	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President and Chief Financial Officer

Exhibit 99.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and its subsidiaries as of March 31, 2010; the related consolidated statements of operations and the consolidated statement of cash flows for the three-month periods ended March 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements.

/s/S.R. Snodgrass, A.C.

Wexford, PA

May 7, 2010

Exhibit 15.1

May 7, 2010

AmeriServ Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, PA 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of AmeriServ Financial, Inc. for the period ended March 31, 2010, as indicated in our report dated May 7, 2010.  Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, is incorporated by reference in the following Registration Statements:

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

Sincerely,

/s/S.R. Snodgrass, A.C.

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

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

Date: May 7, 2010	/s/Glenn L. Wilson
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

Date: May 7, 2010	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Glenn L. Wilson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Glenn L. Wilson

Glenn L. Wilson

President and

Chief Executive Officer

May 7, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Executive Vice President and

Chief Financial Officer

May 7, 2010