Form 10-Q
period 2010-06-30
AMERISERV FINANCIAL INC /PA/
filed 2010-08-06
CIK 707605

                                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

X

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the period ended                June 30, 2010

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

               Class

                                        Outstanding at August 2, 2010

Common Stock, par value $0.01

             21,223,942

per share

AmeriServ Financial, Inc.

      Item 1. Financial Statements

                                                                                        AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Cash and due from depository institutions	$ 17,596	$ 20,835
Interest bearing deposits	1,713	1,707
Federal funds sold	10,160	-
Short-term investments in money market funds	4,216	3,766
Total cash and cash equivalents	33,685	26,308
Investment securities:
Available for sale	148,096	131,272
Held to maturity (market value $9,540 on June 30, 2010 and $11,996 on December 31, 2009)	8,961	11,611
Loans held for sale	5,073	3,790
Loans	689,473	719,785
Less: Unearned income	558	671
Allowance for loan losses	20,737	19,685
Net loans	668,178	699,429
Premises and equipment, net	10,422	9,229
Accrued income receivable	3,703	3,589
Goodwill	12,950	12,950
Bank owned life insurance	34,202	33,690
Net deferred tax asset	15,411	15,925
Regulatory stock	9,739	9,739
Prepaid federal deposit insurance	3,916	4,538
Other assets	7,946	7,956
TOTAL ASSETS	$ 962,282	$ 970,026

LIABILITIES
Non-interest bearing deposits	$ 128,277	$ 118,232
Interest bearing deposits	680,900	667,779
Total deposits	809,177	786,011

Short-term borrowings	-	25,775
Advances from Federal Home Loan Bank	17,777	25,804
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	30,862	64,664
Other liabilities	14,220	12,097
TOTAL LIABILITIES	854,259	862,772

SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; there were 21,000 shares issued and outstanding	20,724	20,558
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,412,561 shares issued and 21,223,942 outstanding on June 30, 2010; 26,410,528 shares issued and 21,221,909 outstanding on December 31, 2009	264	264
Treasury stock at cost, 5,188,619 shares on June 30, 2010 and December 31, 2009	(68,659)	(68,659)
Capital surplus	144,746	144,873
Retained earnings	13,624	14,591
Accumulated other comprehensive loss, net	(2,676)	(4,373)
TOTAL SHAREHOLDERS' EQUITY	108,023	107,254
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 962,282	$ 970,026

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    (Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$ 9,984	$ 10,544	$ 20,004	$ 20,893
Interest bearing deposits	-	1	1	2
Short-term investments in money market funds	4	8	7	22
Federal funds sold	1	-	2	-
Investment securities:
Available for sale	1,353	1,337	2,675	2,735
Held to maturity	108	165	226	338
Total Interest Income	11,450	12,055	22,915	23,990

INTEREST EXPENSE
Deposits	2,833	3,404	5,760	6,659
Short-term borrowings	4	71	13	200
Advances from Federal Home Loan Bank	125	129	253	259
Guaranteed junior subordinated deferrable interest debentures	280	280	560	560
Total Interest Expense	3,242	3,884	6,586	7,678

NET INTEREST INCOME	8,208	8,171	16,329	16,312
Provision for loan losses	_1,200	3,300	_4,250	5,100
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,008	4,871	12,079	11,212

NON-INTEREST INCOME
Trust fees	1,373	1,438	2,827	2,997
Net realized gains on investment securities	42	63	107	164
Net gains on loans held for sale	159	163	290	281
Service charges on deposit accounts	611	710	1,183	1,383
Investment advisory fees	167	152	354	289
Bank owned life insurance	258	254	512	504
Other income	778	711	1,415	1,434
Total Non-Interest Income	3,388	3,491	6,688	7,052

NON-INTEREST EXPENSE
Salaries and employee benefits	5,236	4,983	10,435	10,075
Net occupancy expense	639	641	1,375	1,363
Equipment expense	427	442	845	857
Professional fees	1,114	873	2,216	1,793
Supplies, postage and freight	257	268	541	562
Miscellaneous taxes and insurance	353	329	707	673
FDIC deposit insurance expense	341	691	672	723
Amortization of core deposit intangibles	-	-	-	108
Other expense	1,419	1,409	2,759	2,644
Total Non-Interest Expense	9,786	9,636	19,550	18,798

PRETAX INCOME (LOSS)	610	(1,274)	(783)	(534)
Income tax expense (benefit)	133	(335)	(342)	(128)
NET INCOME (LOSS)	477	(939)	(441)	(406)

Preferred stock dividends	262	263	525	522
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$ 215	$ (1,202)	$ (966)	$ (928)

PER COMMON SHARE DATA:
Basic:
Net income (loss)	$ 0.01	$ (0.06)	$ (0.05)	$ (0.04)
Average number of shares outstanding	21,224	21,151	21,224	21,144
Diluted:
Net income (loss)	$ 0.01	$ (0.06)	$ (0.05)	$ (0.04)
Average number of shares outstanding	21,245	21,152	21,231	21,144
Cash dividends declared	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Six Months ended		Six Months ended
	June 30, 2010	June 30, 2009
OPERATING ACTIVITIES
Net loss	$ (441)	$ (406)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Provision for loan loss	4,250	5,100
Depreciation expense	739	813
Amortization expense of core deposit intangibles	-	108
Net amortization of investment securities	135	61
Net realized gains on investment securities available for sale	(107)	(164)
Net realized gains on loans held for sale	(290)	(281)
Amortization of deferred loan fees	(224)	(257)
Origination of mortgage loans held for sale	(26,507)	(41,740)
Sales of mortgage loans held for sale	25,514	36,182
Increase in accrued interest income receivable	(114)	(321)
Decrease in accrued interest expense payable	(1,033)	(530)
Earnings on bank owned life insurance	(512)	(504)
Deferred income taxes	514	155
Stock based compensation expense	39	50
Net increase in other assets	(940)	(1,024)
Net increase in other liabilities	409	1
Net cash provided by (used in) operating activities	1,432	(2,757)

INVESTING ACTIVITIES
Purchases of investment securities - available for sale	(40,890)	(17,241)
Purchases of investment securities - held to maturity	(1,123)	-
Proceeds from sales of investment securities – available for sale	1,801	4,746
Proceeds from maturities of investment securities – available for sale	27,559	17,580
Proceeds from maturities of investment securities – held to maturity	3,769	2,251
Long-term loans originated	(36,698)	(75,628)
Principal collected on long-term loans	65,574	65,436
Loans purchased or participated	(1,345)	(20,500)
Loans sold or participated	-	3,950
Net (increase) decrease in other short-term loans	(16)	174
Purchases of premises and equipment	(1,932)	(326)
Net cash provided by (used in) investing activities	16,699	(19,558)

FINANCING ACTIVITIES
Net increase in deposit accounts	23,572	90,549
Net decrease in other short-term borrowings	(25,775)	(76,052)
Principal borrowings on advances from Federal Home Loan Bank	34,000	-
Principal repayments on advances from Federal Home Loan Bank	(42,026)	(24)
Preferred stock dividends	(525)	(426)
Net cash (used in) provided by financing activities	(10,754)	14,047

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,377	(8,268)
CASH AND CASH EQUIVALENTS AT JANUARY 1	26,308	35,124
CASH AND CASH EQUIVALENTS AT JUNE 30	$ 33,685	$26,856

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 18 locations in Pennsylvania.  The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.3 billion that are not recognized on the Company’s balance sheet at June 30, 2010.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

3.

Accounting Policies

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets.  ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and was applied on a retrospective basis.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options and warrants to purchase 1,570,209 common shares, at exercise prices ranging from $1.80 to $6.10, and 1,544,509 common shares, at exercise prices ranging from $2.31 to $6.10, were outstanding as of June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.  Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

		Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Net income (loss)	$ 477	$ (939)	$ (441)	$ (406)
Preferred stock dividends	262	263	525	522
Net Income (loss) available to common shareholders	$ 215	$ (1,202)	$ (966)	$ (928)

Denominator:
Weighted average common shares
outstanding (basic)	21,224	21,151	21,224	21,144
Effect of stock options/warrants	21	1	7	-
Weighted average common shares
outstanding (diluted)	21,245	21,152	21,231	21,144

Earnings (loss) per common share:
Basic	$0.01	$(0.06)	$(0.05)	$(0.04)
Diluted	0.01	(0.06)	(0.05)	(0.04)

5.

Comprehensive Income (Loss)

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and the pension obligation change for the defined benefit plan.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

		Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$ 477	$ (939)	$ (441)	$ (406)

Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	142	118	284	236
Income tax effect	(48)	(40)	(97)	(80)
Reclassification adjustment for gains on available for sale securities included in net income (loss)	(42)	(63)	(107)	(164)
Income tax effect	14	21	36	56
Unrealized holding gains (losses) on available for sale securities arising during period	2,016	(347)	2,395	694
Income tax effect	(685)	118	(814)	(236)
Other comprehensive income (loss)	1,397	(193)	1,697	506

Comprehensive income (loss)	$ 1,874	$(1,132)	$ 1,256	$ 100

6.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds.  The Company made $69,000 in income tax payments in the first six months of 2010 as compared to $111,000 for the first six months of 2009.  The Company made total interest payments of $7,619,000 in the first six months of 2010 compared to $8,208,000 in the same 2009 period.

7.

Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

June 30, 2010		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 19,899	$ 172	$ -	$ 20,071
U.S. Agency mortgage- backed securities	123,067	4,964	(6)	128,025
Total	$142,966	$ 5,136	$ (6)	$ 148,096

Investment securities held to maturity (HTM):

June 30, 2010		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency mortgage- backed securities	$ 7,961	$ 591	$ -	$ 8,552
Other securities	1,000	-	(12)	988
Total	$ 8,961	$ 591	$ (12)	$ 9,540

Investment securities available for sale (AFS):

December 31, 2009		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 12,342	$ 26	$ (76)	$ 12,292
U.S. Agency mortgage-backed securities	116,088	3,128	(236)	118,980
Total	$128,430	$ 3,154	$ (312)	$131,272

Investment securities held to maturity (HTM):

December 31, 2009		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,009	$ 13	$ -	$ 3,022
U.S. Agency mortgage-backed securities	7,602	373	-	7,975
Other securities	1,000	-	(1)	999
Total	$ 11,611	$ 386	$ (1)	$ 11,996

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At June 30, 2010 and December 31, 2009, 99.3% of the portfolio was rated "AAA".  None of the portfolio was rated below “A” or unrated at June 30, 2010.  At June 30, 2010, the Company’s consolidated investment securities portfolio had a modified duration of approximately 2.0 years.  Total proceeds from the sale of AFS securities were $1.8 million in the first six months of 2010.  The gross gains on investment security sales in the first six months of 2010 were $107,000.

The following tables present information concerning investments with unrealized losses as of June 30, 2010 and December 31, 2009 (in thousands):

Investment securities available for sale:

June 30, 2010	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Agency mortgage-
backed securities	$ 1,543	$ (6)	$ -	$ -	$ 1,543	$ (6)
Total	$ 1,543	$ (6)	$ -	$ -	$ 1,543	$ (6)

Investment securities held to maturity:

June 30, 2010	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$ -	$ -	$ 988	$ (12)	$ 988	$ (12)
Total	$ -	$ -	$ 988	$ (12)	$ 988	$ (12)

Investment securities available for sale:

December 31, 2009	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$ 7,424	$ (76)	$ -	$ -	$ 7,424	$ (76)
U.S. Agency mortgage-
backed securities	17,525	(236)	-	-	17,525	(236)
Total	$ 24,949	$ (312)	$ -	$ -	$ 24,949	$ (312)

Investment securities held to maturity:

December 31, 2009	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$ -	$ -	$ 999	$ (1)	$ 999	$ (1)
Total	$ -	$ -	$ 999	$ (1)	$ 999	$ (1)

The unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase.  There are 2 positions that are considered temporarily impaired at June 30, 2010.  Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Management has also concluded that based on current information they expect to continue to receive scheduled interest payments as well as the entire principal balance.  Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at June 30, 2010, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Maturity	Available for Sale		Held to Maturity
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value
0-1 year	$ 2,075	$ 2,093	$ -	$ -
1-5 years	11,898	11,996	1,000	988
5-10 years	27,815	29,106	-	-
Over 10 years	101,178	104,901	7,961	8,552
Total	$142,966	$148,096	$ 8,961	$ 9,540

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Commercial	$ 82,174	$ 96,158
Commercial loans secured by real estate	382,779	396,787
Real estate – mortgage	205,353	207,221
Consumer	19,167	19,619
Total loans	689,473	719,785
Less: Unearned income	558	671
Loans, net of unearned income	$ 688,915	$ 719,114

Real estate-construction loans comprised 5.6%, and 6.8% of total loans, net of unearned income, at June 30, 2010 and December 31, 2009, respectively.  The Company has no exposure to sub prime mortgage loans in either the loan or investment portfolios.

9.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$ 21,516	$ 10,661	$ 19,685	$ 8,910
Charge-offs:
Commercial	(166)	(638)	(205)	(641)
Commercial loans secured by real estate	(1,758)	(200)	(2,951)	(237)
Real estate-mortgage	(78)	(41)	(158)	(67)
Consumer	(50)	(69)	(134)	(120)
Total charge-offs	(2,052)	(948)	(3,448)	(1,065)
Recoveries:
Commercial	49	567	153	569
Commercial loans secured by real estate	-	-	37	5
Real estate-mortgage	3	4	5	22
Consumer	21	22	55	65
Total recoveries	73	593	250	661

Net charge-offs	(1,979)	(355)	(3,198)	(404)
Provision for loan losses	1,200	3,300	4,250	5,100
Balance at end of period	$ 20,737	$ 13,606	$ 20,737	$ 13,606

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	1.13%	0.19%	0.91%	0.11%
Annualized provision for loan losses	0.68	1.81	1.20	1.42
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	2.99	1.84	2.99`	1.84

10.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except percentages):

	June 30, 2010	December 31, 2009
Non-accrual loans
Commercial	$ 3,146	$ 3,375
Commercial loans secured by real estate	14,549	11,716
Real estate-mortgage	1,088	1,639
Consumer	401	386
Total	19,184	17,116

Other real estate owned
Commercial loans secured by real estate	405	871
Real estate-mortgage	226	350
Total	631	1,221

Total non-performing assets	$19,815	$ 18,337
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	2.85%	2.53%

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

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income due in accordance
with original terms	$ 293	$ 61	$ 537	$ 110
Interest income recorded	(121)	-	(242)	-
Net reduction in interest income	$ 172	$ 61	$ 295	$ 110

11.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at June 30, 2010, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ -	-%

Advances	2010	8,000	3.34
	2012	4,000	1.82
	2013	5,000	2.04
	2016 and after	777	6.44
		17,777	2.77

Total FHLB borrowings		$ 17,777	2.77%

Total Federal Home Loan Bank (FHLB) borrowings and advances consisted of the following at December 31, 2009, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 25,775	0.62%

Advances	2010	22,000	1.67
	2012	3,000	1.97
	2016 and after	804	6.44
		25,804	1.85

Total FHLB borrowings		$ 51,579	1.24%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of June 30, 2010, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  The Company believes that no conditions or events have occurred that would change this conclusion.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.83% at June 30, 2010.

	Actual			For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$112,401	15.90%	$ 56,565	8.00%	$ 70,706	10.00%
Bank	90,001	12.90	55,802	8.00	69,752	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	103,405	14.62	28,282	4.00	42,424	6.00
Bank	81,123	11.63	27,901	4.00	41,851	6.00

Tier 1 Capital (to Average Assets)
Consolidated	103,405	11.08	37,340	4.00	46,674	5.00
Bank	81,123	8.93	36,347	4.00	45,434	5.00

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

Retail banking includes the deposit-gathering branch franchise, lending to both individuals and small businesses, and financial services.  Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans.  Financial services include the sale of mutual funds, annuities, and insurance products.  Commercial lending to businesses includes commercial loans, and commercial real-estate loans.  The trust segment contains our wealth management businesses, which include the Trust Company and West Chester Capital Advisors, our registered investment advisory firm.  Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts.  Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment.  The Wealth management businesses also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in real estate investments and construction projects that utilize union labor.  The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on the guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management.  Inter-segment revenues were not material.

The contribution of the major business segments to the consolidated results of operations for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ended		Six months ended		June 30,
	June 30, 2010		June 30, 2010		2010
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,413	$ 341	$ 12,404	$ 494	$ 329,573
Commercial lending	3,350	266	6,666	(806)	472,181
Trust	1,560	47	3,218	69	3,471
Investment/Parent	273	(177)	729	(198)	157,057
Total	$ 11,596	$ 477	$ 23,017	$ (441)	$ 962,282

	Three months ended		Six months ended		June 30,
	June 30, 2009		June 30, 2009		2009
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,316	$ 96	$ 12,329	$ 473	$ 329,005
Commercial lending	3,063	(1,319)	6,060	(1,620)	510,270
Trust	1,607	104	3,319	248	3,505
Investment/Parent	676	180	1,656	493	136,119
Total	$ 11,662	$ (939)	$ 23,364	$ (406)	$ 978,899

15.

Commitments and Contingent Liabilities

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $96.3 million and standby letters of credit of $11.5 million as of June 30, 2010.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business.  In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

16.

Pension Benefits

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year.  The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments.  The net periodic pension cost for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$ 255	$ 232	$ 510	$ 464
Interest cost	265	234	530	468
Expected return on plan assets	(309)	(308)	(618)	(616)
Amortization of prior year service cost	4	3	8	6
Amortization of transition asset	(4)	(4)	(8)	(8)
Recognized net actuarial loss	142	119	284	238
Net periodic pension cost	$ 353	$ 276	$ 706	$ 552

17.

Disclosures About Fair Value Measurements

The following disclosures establish a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined within this hierarchy are as follows:

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

The following tables present the assets reported on the balance sheet at their fair value as of June 30, 2010 and December 31, 2009, by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at June 30, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Agency securities	$ 20,071	$ -	$ 20,071	$ -
U.S. Agency mortgage-backed securities	128,025	-	128,025	-
Loans held for sale	5,073	5,073	-	-
Fair value of swap asset	439	-	439	-

		Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Agency securities	$ 12,292	$ -	$ 12,292	$ -
U.S. Agency mortgage-backed securities	118,980	-	118,980	-
Loans held for sale	3,790	3,790	-	-
Fair value of swap asset	154	-	154	-

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data which at times are discounted.  At June 30, 2010, impaired loans with a carrying value of $17.7 million were reduced by a specific valuation allowance totaling $6.3 million resulting in a net fair value of $11.4 million.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure.  Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at June 30, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$ 11,435	$ -	$ 11,435	$ -
Other real estate owned	631	-	631	-

		Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$10,091	$ -	$10,091	$ -
Other real estate owned	1,221	-	1,221	-

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

Estimated fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based off of US GAAP measurements, and recorded book balances at June 30, 2010 and December 31, 2009, were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Estimate Fair Value	Recorded Book Balance	Estimate Fair Value	Recorded Book Balance
FINANCIAL ASSETS:
Cash and cash equivalents	$ 33,685	$ 33,685	$ 26,308	$ 26,308
Investment securities	157,635	157,057	143,268	142,883
Regulatory stock	9,739	9,739	9,739	9,739
Net loans (including loans held for sale), net of allowance for loan loss	673,932	673,251	699,770	703,219
Accrued income receivable	3,703	3,703	3,589	3,589
Bank owned life insurance	34,202	34,202	33,690	33,690
Fair value swap asset	439	439	154	154

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$ 444,707	$444,707	$ 433,220	$ 433,220
Deposits with stated maturities	368,424	364,470	357,275	352,791
Short-term borrowings	-	-	25,775	25,775
All other borrowings	34,276	30,862	41,272	38,889
Accrued interest payable	3,103	3,103	4,136	4,136
Fair value swap liability	439	439	154	154

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2010 SECOND QUARTER SUMMARY OVERVIEW….. The recession continues.  From its beginnings in the narrow field of sub-prime mortgages in 2007, it has become a global calamity which even strains the financial capabilities of sovereign nations.  We are told regularly that the worst is now behind us and that the latest legislative act or administrative regulation will set us on the right track.  But unemployment in the nation is still at 9.5%, in Pennsylvania it is 9.1% and in the primary markets served by AmeriServ it was 10.0% on May 30, 2010.  All of this is to say that here at AmeriServ we are continuing on the same course.  Our Asset Quality Task Force meets weekly to search out new signs of weakening loans.  As always, should new weaknesses appear, we will dedicate a portion of our strong capital to the task of building reserves to counterbalance these weaknesses.  In times such as these, we must exercise great care to work to help troubled customers who are experiencing difficulties while always remembering to protect the AmeriServ franchise from the type of severe losses that so many community banks are reporting.

Considering the difficulties of these times, AmeriServ reported for the second quarter 2010 net income of $477,000 or $ 0.01 per share.  This represented a substantial turnaround from the 2010 first quarter loss of $918,000 or $ 0.06 per share.   While this means that for the first six months of the year 2010, AmeriServ has now reported a net loss of $441,000 or $0.05 per share, it also means that after four consecutive quarters of losses AmeriServ has returned to profitability. We do believe that this bottom line turnaround of $1.4 million from first quarter to second quarter is an indication that our heightened vigilance is having a positive effect.  But please understand that this welcome return to profitability has not led to any celebrations or any relaxation of our vigilance.  We will spend our days attempting to build on top of this turnaround quarter.

Still, it is encouraging to note that during the second quarter 2010 non-performing assets declined by over $500,000 from March 31 and that the quarterly provision to the allowance for loan losses was smaller by $1.9 million.  This marks the third consecutive quarter during which we have been able to reduce the absolute dollar level provided to the allowance for loan losses.  One of the tangible benefits of the Asset Quality Task Force is its ability to regularly gauge the quality of the portfolio as a whole while also being able to recommend a very specific level of action on a specific loan.

The impact of the recession can be noticed in the very real decline in customers seeking loans.  During the second quarter, loans decreased by $19 million which is the second consecutive quarter of decline.  Yet deposits continued to grow.  The $7 million of deposit growth caused the Loan-to-Deposit ratio to drop to 85.8% which indicates we have strong liquidity on our balance sheet.

A few other interesting points in the quarter –

•

Total FHLB borrowings now amount to just 1.85% of total assets because deposit growth has been so strong.

•

The net interest margin reached 3.83%, the highest level of any quarter since the fourth quarter of 2008.  This has allowed us to report a consistent level of net interest income during a period in which earning assets declined.

•

As loans have declined, so investments have grown by $9 million during the second quarter.

During 2010 while the Asset Quality Task Force has continued to focus on asset quality, the rest of the Company has been taking actions to upgrade management and to fix anything that needs to be fixed.  A recession is a perfect time to rebuild and retool so that the Company will be ready to move ahead when the long awaited recovery really appears.  We also continue to carefully monitor the following key metrics which are important indicators of our overall balance sheet strength.

•

The coverage ratio of Non-Performing Loans by the Allowance for Loan Losses was 108.1% on June 30, 2010.

•

The Company’s regulatory capital ratios throughout the second quarter of 2010 are meaningfully in excess of the well capitalized requirements.

•

The Company continues to have strong liquidity on both sides of its balance sheet.

These are not easy times for any of us.  During these difficult times we have been communicating to our elected leaders to trust American toughness, to not encumber us with bureaucratic rules and, most of all, do not enact new rules that punish the innocent with or instead of the guilty.  We know that the future of AmeriServ as an employer, as an investment, as a source of strength for the region, requires hard work and careful planning.  The board of directors and management team believe that we are ready for the challenge.  Our goal is a strong future for AmeriServ in a strong and vibrant America.

THREE MONTHS ENDED JUNE 30, 2010 VS. THREE MONTHS ENDED JUNE 30, 2009

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
Net income (loss)	$ 477	$ (939)
Diluted earnings (loss) per share	0.01	(0.06)
Return on average assets (annualized)	0.20%	(0.39)%
Return on average equity (annualized)	1.79%	(3.29)%

The Company reported second quarter 2010 net income of $477,000 or $0.01 per diluted common share.  This represents an increase of $1.4 million from the second quarter 2009 net loss of $939,000 or $0.06 per diluted common share.  Stabilization in our asset quality allowed us to record a lower provision for loan losses which was an important factor causing the increase in earnings between periods.  Diluted earnings per share were impacted by the preferred dividend requirement on the CPP preferred stock which amounted to $262,000 and reduced the amount of net income available to common shareholders.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the second quarter of 2010 to the second quarter of 2009 (in thousands, except percentages):

	Three months ended June 30, 2010	Three months ended June 30, 2009	Change	% Change
Interest income	$ 11,450	$ 12,055	$ (605)	(5.0)%
Interest expense	3,242	3,884	(642)	(16.5)
Net interest income	$ 8,208	$ 8,171	$ 37	0.5

Net interest margin	3.83%	3.66%	0.17	N/M

N/M - not meaningful

The Company’s net interest income in the second quarter of 2010 was comparable with the prior year second quarter as it increased by only $37,000 or 0.5%.  The Company’s second quarter 2010 net interest margin of 3.83% was 17 basis points better than the 2009 second quarter margin of 3.66% and five basis points better than the more recent first quarter 2010 net interest margin of 3.78%.  The improved margin performance and stable level of net interest income is reflective of the Company’s strong liquidity position and its ability to reduce its funding costs during a period of deposit growth.  Specifically, total deposits averaged $802 million in the second quarter of 2010, an increase of $34 million or 4.4% over the second quarter of 2009.  The Company believes that uncertainties in the economy have contributed to growth in money market accounts, certificates of deposit and demand deposits as consumers and businesses have looked for safety in well capitalized community banks like AmeriServ Financial.  The net interest margin also benefitted from approximately $150,000 in loan prepayment penalties in 2010 as the Company has focused on reducing its commercial real estate exposure during this period of economic weakness.  Overall, total average loans outstanding have dropped by $29 million or 4.0% since December 31, 2009.  We believe that this declining loan trend will continue and it will have a negative impact on the net interest margin in the second half of 2010.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the second quarter of 2010 decreased by $605,000 or 5.0% when compared to the same 2009 quarter. This decrease was due to a six basis point decline in the earning asset yield to 5.36% and a $19.2 million or 2.2% drop in average earning assets between periods due to the previously mentioned decline in loans.  Within the earning asset base, the yield on the total loan portfolio decreased by 11 basis points to 5.61% while the yield on total investment securities dropped by 35 basis points to 3.80%. Both of these yield declines reflect the impact of the lower interest rate environment that has now been in place for well over 18 months.  New investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing.

The Company's total interest expense for the second quarter of 2010 decreased by $642,000 or 16.5% when compared to the same 2009 quarter.  This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 31 basis points to 1.82%.  Management’s decision to reduce interest rates paid on all deposit categories has not had any negative impact on deposit growth as consumers have sought the safety provided by well-capitalized community banks like AmeriServ Financial.  This decrease in funding costs was aided by a drop in interest expense associated with a $19.5 million decrease in the volume of interest bearing liabilities.  Specifically, the average balance of all FHLB borrowings declined by $45.7 million, but was partially offset by a $26.2 million increase in interest bearing deposits.  Additionally, the Company’s funding mix also benefited from a $7.8 million increase in non-interest bearing demand deposits. Overall, in the second quarter of 2010 the Company had the discipline to further reduce its use of borrowings as a funding source as wholesale borrowings averaged only 2.1% of total assets.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2010 and June 30, 2009 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended June 30 (In thousands, except percentages)

		2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$705,288	$ 9,992	5.61%	$732,568	$ 10,553	5.72%
Interest bearing deposits	1,743	-	0.02	1,715	1	0.23
Short-term investment in money market funds	3,403	4	0.42	10,579	8	0.29
Federal funds sold	2,683	1	0.11	-	-	-
Investment securities – AFS	147,761	1,353	3.75	130,256	1,337	4.11
Investment securities – HTM	9,629	108	4.55	14,607	165	4.52
Total investment securities	157,390	1,461	3.80	144,863	1,502	4.15
Total interest earning assets/interest income	870,507	11,458	5.36	889,725	12,064	5.42
Non-interest earning assets:
Cash and due from banks	14,534			14,005
Premises and equipment	9,940			9,122
Other assets	79,894			72,074
Allowance for loan losses	(22,075)			(11,101)
TOTAL ASSETS	$952,800			$973,825

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 58,361	$ 45	0.31%	$ 61,316	$ 64	0.42%
Savings	78,778	126	0.64	72,988	138	0.76
Money markets	183,850	451	0.98	171,019	704	1.65
Other time	357,938	2,211	2.48	347,422	2,498	2.88
Total interest bearing deposits	678,927	2,833	1.67	652,745	3,404	2.09
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	2,140	4	0.70	52,358	71	0.55
Advances from Federal Home Loan Bank	18,332	125	2.73	13,840	129	3.74
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	712,484	3,242	1.82	732,028	3,884	2.13
Non-interest bearing liabilities:
Demand deposits	123,064			115,248
Other liabilities	10,625			11,914
Shareholders' equity	106,627			114,635
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$952,800			$973,825
Interest rate spread			3.54			3.29
Net interest income/ Net interest margin		8,216	3.83%		8,180	3.66%
Tax-equivalent adjustment		(8)			(9)
Net Interest Income		$ 8,208			$ 8,171

…..PROVISION FOR LOAN LOSSES..... The Company appropriately strengthened its allowance for loan losses over the past year in response to ongoing careful monitoring of the commercial loan and commercial real estate portfolios.  A weak economic environment caused higher levels of nonperforming loans and classified loans.  When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, non-performing, delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends.

The Company recorded a $1.2 million provision for loan losses in the second quarter of 2010 compared to a $3.3 million provision in the second quarter of 2009, or a decrease of $2.1 million.  For the second quarter 2010, net charge-offs amounted to $2.0 million or 1.13% of total loans compared to net charge-offs of $355,000 or 0.19% of total loans for the second quarter 2009.  The higher net charge-offs in the second quarter of 2010 relate primarily to a $1.8 million charge-down of a non-performing student housing project which we currently expect to resolve through a note sale during the second half of 2010.  The original balance of this loan was $5 million.  Overall, during the second quarter, total non-performing assets declined modestly to $19.8 million or 2.85% of total loans.  In summary, the allowance for loan losses provided 108% coverage of non-performing loans at June 30, 2010 compared to 115% coverage of non-performing loans at December 31, 2009.

.....NON-INTEREST INCOME.....Non-interest income for the second quarter of 2010 totaled $3.4 million; a decrease of $103,000 or 3.0% from the second quarter 2009 performance.  Factors contributing to this reduced level of non-interest income in 2010 included:

*  a $65,000 decrease in trust fees as a result of reductions in the market value of real estate assets managed due to lower values in the union specialty real estate funds in 2010.

*  a $99,000 decline in deposit service charges due to a reduced volume of overdraft fees.  Customers have maintained higher balances in their checking accounts which has resulted in fewer overdraft fees in 2010.

.....NON-INTEREST EXPENSE.....Non-interest expense for the second quarter of 2010 totaled $9.8 million and increased by $150,000 or 1.6% from the prior year’s second quarter. Factors contributing to the higher non-interest expense in 2010 included:

*   a $253,000 or 5.1% increase in salaries and employee benefits expense due to increased medical insurance costs and higher pension expense in 2010.

*  a $241,000 increase in professional fees due primarily to increased consulting expenses and recruitment costs in the Trust company and higher legal fees and workout costs at the Bank in 2010.

*   a $350,000 decrease in FDIC deposit insurance expense due to the recognition of a special five basis point or $435,000 assessment in the second quarter of 2009 to strengthen the deposit insurance fund.

SIX MONTHS ENDED JUNE 30, 2010 VS. SIX MONTHS ENDED JUNE 30, 2009

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Net loss	$ (441)	$ (406)
Diluted loss per share	(0.05)	(0.04)
Return on average assets (annualized)	(0.09)%	(0.08)%
Return on average equity (annualized)	(0.83)%	(0.72)%

The Company reported for the first six months of 2010 a net loss of $441,000 or $0.05 per diluted common share which was comparable with the net loss of $406,000 or $0.04 per diluted common share reported for the first six months of 2009.  The benefit of a lower loan loss provision in 2010 was offset by higher non-interest expense and a reduced amount of non-interest income.  Diluted earnings per share also declined by the preferred dividend requirement on the CPP preferred stock which amounted to $525,000 and increased the amount of the net loss available to common shareholders.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first six months of 2010 to the first six months of 2009 (in thousands, except percentages):

	Six months ended June 30, 2010	Six months ended June 30, 2009	Change	% Change
Interest income	$ 22,915	$ 23,990	$ (1,075)	(4.5)%
Interest expense	6,586	7,678	(1,092)	(14.2)
Net interest income	$ 16,329	$ 16,312	$ 17	0.1

Net interest margin	3.81%	3.69%	0.12	N/M

N/M - not meaningful

The Company’s net interest income in the first half of 2010 was comparable with the same prior year period as it increased by only $17,000 or 0.1%.  Careful management of funding costs during a period when interest revenues are declining has allowed the Company to increase its net interest margin by 12 basis points to 3.81% for the first six months of 2010.  This relative stability in net interest income and improved margin performance is reflective of the Company’s strong liquidity position and its ability to reduce its funding costs during a period of deposit growth.  Specifically, total deposits averaged $795 million in the first six months of 2010, an increase of $53 million or 7.1% over the first half of 2009.  Overall, these effective balance sheet management strategies caused the cost of funds to decrease by 28 basis points while the earning asset yield dropped by a lesser amount of nine basis points.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the first six months of 2010 decreased by $1.1 million or 4.5% when compared to the same 2009 period. This decrease was due to a nine basis point decline in the earning asset yield to 5.36% coupled with a drop in average earning assets which was $10.5 million between periods.  Within the earning asset base, the yield on the total loan portfolio decreased by 16 basis points to 5.61% while the yield on total investment securities dropped by 39 basis points to 3.80%.  Both of these yield declines reflect the impact of the lower interest rate environment that has now been in place for well over 18 months.  New investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing. Also the asset mix shifted with fewer dollars invested in loans and more dollars invested in lower yielding short duration investment securities also negatively impacts the earning asset yield.  We expect this trend to continue during the second half of 2010 as we are focused on reducing our exposure to commercial real estate.  Consequently, we expect to book fewer new commercial real estate loans which will cause the loan portfolio to shrink further through normal amortization and some anticipated early loan pay-offs.

The Company's total interest expense for the first half of 2010 decreased by $1.1 million or 14.2% when compared to the same 2009 period.  This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 28 basis points to 1.85%.  Management’s decision to reduce interest rates paid on all deposit categories has not had any negative impact on deposit growth as consumers have sought the safety provided by well-capitalized community banks like AmeriServ Financial.   This decrease in funding costs was aided by a drop in interest expense associated with an $11.0 million decrease in the volume of interest bearing liabilities.  Specifically, the average balance of all FHLB borrowings declined by $58.2 million, but was partially offset by a $47.3 million increase in interest bearing deposits.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 2010 and June 30, 2009.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 23.

Six months ended June 30 (In thousands, except percentages)

		2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$711,267	$ 20,021	5.61%	$723,410	$ 20,913	5.77%
Interest bearing deposits	1,776	1	0.12	1,731	2	0.23
Short-term investment in money market funds	3,925	7	0.37	11,051	22	0.40
Federal funds sold	2,539	2	0.11	28	-	0.19
Investment securities – AFS	142,803	2,675	3.70	131,369	2,735	4.07
Investment securities – HTM	10,091	226	4.48	15,295	338	4.42
Total investment securities	152,894	2,901	3.80	146,664	3,073	4.19
Total interest earning assets/interest income	872,401	22,932	5.36	882,884	24,010	5.45
Non-interest earning assets:
Cash and due from banks	14,984			14,747
Premises and equipment	9,694			9,284
Other assets	79,769			71,539
Allowance for loan losses	(21,434)			(10,123)
TOTAL ASSETS	$955,414			$968,331

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 57,863	$ 90	0.31%	$ 61,836	$ 139	0.45%
Savings	77,032	245	0.64	72,373	272	0.76
Money markets	185,563	897	0.97	156,231	1,285	1.66
Other time	354,084	4,528	2.58	336,821	4,963	2.97
Total interest bearing deposits	674,542	5,760	1.72	627,261	6,659	2.14
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	3,815	13	0.68	73,629	200	0.54
Advances from Federal Home Loan Bank	25,413	253	1.99	13,847	259	3.76
Guaranteed junior subordinated deferrable interest debentures	13,085	560	8.57	13,085	560	8.57
Total interest bearing liabilities/interest expense	716,855	6,586	1.85	727,822	7,678	2.13
Non-interest bearing liabilities:
Demand deposits	120,009			114,273
Other liabilities	11,623			12,090
Shareholders' equity	106,927			114,146
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$955,414			$968,331
Interest rate spread			3.51			3.32
Net interest income/ Net interest margin		16,346	3.81%		16,332	3.69%
Tax-equivalent adjustment		(17)			(20)
Net Interest Income		$ 16,329			$ 16,312

…..PROVISION FOR LOAN LOSSES.....  The Company recorded a $4.3 million provision for loan losses in the first half of 2010 compared to a $5.1 million provision in the first half of 2009, or a decrease of $850,000.  Actual credit losses realized through charge-offs in 2010, however, are running below the provision level but are higher than the prior year.  For the first six months of 2010, net charge-offs amounted to $3.2 million or 0.91% of total loans compared to net charge-offs of $404,000 or 0.11% of total loans for the first half of 2009.  The higher charge-offs in 2010 primarily relate to two non-performing commercial real-estate loans, one of which was completely resolved in the first quarter and the second of which relates to a student housing project which the Company currently expects to resolve through a note sale during the second half of 2010.  The allowance for loan losses was 2.99% of total loans at June 30, 2010, compared to 2.72% of total loans at December 31, 2009.

.....NON-INTEREST INCOME.....Non-interest income for the first six months of 2010 totaled $6.7 million; a decrease of $364,000 or 5.2% from the first six months 2009 performance.  Factors contributing to this reduced level of non-interest income in 2010 included:

*  a $200,000 decline in deposit service charges due to a reduced volume of overdraft fees.  Customers have maintained higher balances in their checking accounts which has resulted in fewer overdraft fees in 2010.  Volumes were also impacted by both winter weather related issues and a greater negative media focus on this product.

*  a $170,000 decrease in trust fees as a result of reductions in the market value of certain real estate assets we manage in our specialty real estate funds in 2010.

*  a $65,000 increase in investment advisory fees due to improved equity values in the first half of 2010 when compared to 2009.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first six months of 2010 totaled $19.6 million and increased by $752,000 or 4.0% from the prior year’s first six months. Factors contributing to the higher non-interest expense in 2010 included:

*   a $360,000 or 3.6% increase in salaries and employee benefits expense due to increased medical insurance costs and higher pension expense in 2010.

*  a $423,000 increase in professional fees due primarily to increased consulting expenses and recruitment costs in the Trust company and higher legal fees and workout costs at the Bank.

*   a $115,000 increase in other expenses as a result of increased funding of the Company’s reserve for unfunded commitments in 2010.

.....INCOME TAX EXPENSE.....The Company recorded an income tax benefit of $342,000 in the first half of 2010 which reflects an estimated effective tax rate of approximately 43.7%. The income tax benefit recorded in the first half of 2009 was $128,000 and reflected an effective tax rate of approximately 24.0%.  The Company’s deferred tax asset was $15.4 million at June 30, 2010 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

…..SEGMENT RESULTS.….Retail banking’s net income contribution was $341,000 and $494,000 in the second quarter and first six months of 2010 compared to $96,000 and $473,000   for the same comparable periods of 2009.  The improved performance in 2010 is due to increased net interest income generated on the higher level of deposits and a lower provision for loan losses.  These positive items more than offset reduced revenue from overdraft fees and deposit service charges.

The commercial lending segment reported for 2010 a net income for the second quarter of $266,000 and a net loss of $806,000 for the first six months compared to net losses of $1.3 million in the second quarter and $1.6 million for the first six months of 2009.  The increased earnings in 2010 was caused primarily by a reduced provision for loan losses due to the previously discussed stabilization in asset quality.

The trust segment’s net income contribution in the second quarter amounted to $47,000 and $69,000 for the first half of 2010 compared to $104,000 and $248,000 for the same 2009 periods.  The major reason for the decrease between years was due to less trust revenue as a result of declines experienced in the real estate markets during the past year.  Specifically, the most significant decline has been in the value of real-estate assets in the Build and Erect Funds (funds that invest union pension dollars in real estate investments and construction projects that utilize union labor) where the market value of assets has declined from $221 million at June 30, 2009 to $184 million at June 30, 2010.   This segment has also experienced an increase in non-interest expenses due to increased legal, consulting fees and recruitment costs.

The investment/parent segment reported net losses of $177,000 in the second quarter and $198,000 for the first six months of 2010 compared to the net income earned of $180,000 and $493,000 realized in the same periods  of 2009.  The weaker performance in 2010 reflects lower non-interest revenue and higher non-interest expense.  For example, the Company realized $107,000 of investment security gains in the first half of 2010 compared to gains of $164,000 realized in the first half of 2009.  Also, declining yields in the investment securities portfolio have also negatively impacted this segment.

.....BALANCE SHEET.....The Company's total consolidated assets were $962 million at June 30, 2010, which was down modestly by $7.7 million or 0.8% from the $970 million level at December 31, 2009. The Company’s loans totaled $694 million at June 30, 2010, a decrease of $28.9 million or 4.0% as a result of net portfolio run-off since year-end.  We plan to further reduce our commercial real estate loan concentration through the funding of fewer new commercial real estate loans in the second half of 2010 so we expect the loan portfolio to shrink further this year.  Investment securities, fed funds sold, and short-term money market investments increased by $24.8 million so far in 2010 due to principal repayments in the loan portfolio being reinvested in the investment securities portfolio.  We also expect this trend to continue in the second half of 2010.

The Company’s deposits totaled $809 million at June 30, 2010, which was $23.2 million or 2.9% higher than December 31, 2009, due to an increase in almost all deposit categories.  We believe that uncertainties in the financial markets and the economy have contributed to growth in our deposits as consumers and businesses have looked for safety in well capitalized community banks like AmeriServ Financial.  As a result of this deposit growth, we were able to reduce total FHLB borrowings by $33.8 million during the first half of 2010.  Total FHLB borrowings now represent only 1.8% of total assets compared to 5.3% at December 31, 2009.  The Company’s total shareholders’ equity has increased by $769,000 since year-end 2009 mainly due to the increase in market value of the securities portfolio in the first half of 2010.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at June 30, 2010 of 11.08%. The Company’s tangible book value per common share at June 30, 2010 was $3.50, and its tangible common equity to tangible assets ratio was 7.83%.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2010	2009	2009
Total loan delinquency (past
due 30 to 89 days)	$ 4,244	$ 11,408	$ 6,843
Total non-accrual loans	19,184	17,116	11,832
Total non-performing assets*	19,815	18,337	14,670

Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.61%	1.58%	0.93%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	2.76	2.37	1.60
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	2.85	2.53	1.98
Non-performing assets as a percentage of total assets	2.06	1.89	1.50
Total classified loans (loans rated substandard or doubtful)	45,960	48,689	25,426

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned.

As a result of the recessionary economy, non-performing assets have trended upward over the past year and now total $19.8 million or 2.85% of total loans.  The following three credits comprise the majority of the non-performing asset balance:  1) In response to the 2009 Shared National Credit Examination, the Company transferred a $10 million commercial loan relationship to a borrower in the restaurant industry to non-accrual status.  The Company restructured this loan at its maturity by entering into a forbearance agreement with the borrower to make reduced payments over a six-month period in an effort to give the borrower greater flexibility to restructure its operations to improve its cash flows during this difficult economic period.  The Company has never had any payment delinquency with this borrower.  Recently, the borrower has resumed making normal principal and interest payments in accordance with a new loan agreement and has paid down the balance of the loan to $8.4 million.  A $3.4 million specific reserve has been established against this credit.  We currently anticipate that this loan will be removed from non-performing assets by year-end 2010.  2) A $2.8 million loan to a borrower in the heavy construction equipment rental business. This borrower was experiencing cash flow difficulties that caused payment delinquency.  We were able to obtain $120,000 in payments from the borrower during the second quarter of 2010.  A $1.1 million specific reserve has been established against this credit.   3) In the first quarter of 2010, we transferred a $5 million commercial real estate loan that is secured by newly constructed student housing into non-accrual status since the project has not yet stabilized to support the required principal payments on the loan.  We are a participant in this loan with two larger banks and our share represents 12.5% of the total loan balance.  During the second quarter we charged this loan down by $1.8 million and continue to maintain a $925,000 specific reserve allocation.  We currently expect this problem credit to be resolved through a note sale during the second half of 2010.

The remainder of the increase in classified loans was caused by the downgrade of the rating classification of several commercial loans that are experiencing operating weakness in the recessionary economy but are still performing.  However, overall loan delinquency levels have been relatively consistent and moved back below 1.0% as of June 30, 2010.   We continue to closely monitor the portfolio given the weakness in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio.  As of June 30, 2010, the 25 largest credits represented 33.5% of total loans outstanding. Additionally, the Company had no performing loans that were considered restructured for the periods presented.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2010	2009	2009
Allowance for loan losses	$20,737	$19,685	$13,606
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	2.99%	2.72%	1.84%
total delinquent loans
(past due 30 to 89 days)	488.62	172.55	198.83
total non-accrual loans	108.10	115.01	114.99
total non-performing assets	104.65	107.35	92.75

The allowance for loan losses provided 108% coverage of non-accrual loans at June 30, 2010 compared to 115% coverage at December 31, 2009, and June 30, 2009.  The allowance for loan losses to total loans ratio increased to 2.99% since year-end 2009 as the loan loss provision exceeded net charge-offs in the first half of 2010 and the size of the loan portfolio has declined.  The Company decided to build its allowance for loan losses over the past year due to the increase in non-performing loans, the downgrade of the rating classification of numerous performing commercial loans, and the weakness in the local and national economies.

.....LIQUIDITY.....The Bank’s liquidity position has been strong during the last several years.  Our core retail deposit base remained stable throughout the early part of this period and has recently shown nice growth, which has been more than adequate to fund the Bank’s operations.  Cash flow from maturities, prepayments and amortization of securities was also used to either fund loan growth or paydown borrowings.  We strive to operate our loan to deposit ratio in a range of 85% to 95%.  At June 30, 2010, the Bank’s loan to deposit ratio was 85.8%.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $7.4 million from December 31, 2009, to June 30, 2010, due to $16.7 million of cash provided by investing activities and $1.4 million of cash provided by operating activities.  This was partially offset by $10.8 million of cash used in financing activities.  Within investing activities, cash used for new investment security purchases exceeded maturities and sales by $8.9 million.  Cash advanced for new loan fundings and purchases totaled $38 million and was $27.5 million lower than the $65.6 million of cash received from loan principal payments and sales.  Within financing activities, deposits increased by $23.6 million, which was used to help pay down short-term borrowings by $25.8 million.

The Parent Company had $17.5 million of cash, short-term investments, and securities at June 30, 2010, which was down $2.4 million from the year-end 2009 total.  We have elected to retain $14 million of the total $21 million in funds received from the CPP preferred stock at the Parent Company to provide us with greater liquidity and financial flexibility.  ($7 million of the CPP funds were downstreamed to our subsidiary bank to help the Bank maintain compliance with our own internal capital guidelines.)  Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the Parent.  At June 30, 2010, however, the subsidiary bank did not have any cash available for immediate dividends to the Parent under the applicable regulatory formulas because of the loss it incurred in 2009. The Bank will not provide any dividend support to the Parent Company in 2010.  As such, the Parent Company will use its ample supply of cash and short term investments to continue to meet its trust preferred debt service requirements and preferred stock dividends which approximate $2.1 million annually.

.....CAPITAL RESOURCES.....The Company continues to be considered well capitalized as the asset leverage ratio was 11.08% and the risk based capital ratio was 15.9% at June 30, 2010. Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios.  At June 30, 2010, accumulated other comprehensive loss amounted to $2.7 million.  The Company’s tangible common equity to tangible assets ratio was 7.83% at June 30, 2010.  We anticipate that our strong capital ratios should grow modestly in the second half of 2010 due to the retention of all earnings and no expected balance sheet growth which will be partially offset by preferred dividend requirements.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity

200bp increase	7.9%	14.0%
100bp increase	6.3	11.0
100bp decrease	(11.3)	(19.6)

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

.....OFF BALANCE SHEET ARRANGEMENTS…..The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $96.3 million and standby letters of credit of $11.5 million as of June 30, 2010.

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

Commercial loans and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $18.2 million, or 88%, of the total allowance for credit losses at June 30, 2010 has been allocated to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of June 30, 2010, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery.  A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations.  At June 30, 2010, all of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies, the U.S. Treasury or government sponsored agencies.  The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase.   Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance.  Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

Item 4T.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2010, are effective.

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

Item 3.   Defaults Upon Senior Securities

   None

Item 4.   (Removed and Reserved)

Item 5.   Other Information

   None

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through December 23, 2009, exhibit 3.1 to Form 8-K filed on December 23, 2009.

3.2	Bylaws, as amended and restated on December 17, 2009, Exhibit 3.2 to the Form 8-K filed December 23, 2009.

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

AmeriServ Financial, Inc.
Registrant

Date: August 6, 2010	/s/Glenn L. Wilson
Glenn L. Wilson
President and Chief Executive Officer

Date: August 6, 2010	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President and Chief Financial Officer

Exhibit 99.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and its consolidated subsidiaries as of June 30, 2010; the related consolidated statements of operations for the three- and six-month periods ended June 30, 2010 and 2009; and the consolidated statement of cash flows for the six-month periods ended June 30, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.

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

/s/S.R. Snodgrass, A.C.

Wexford, PA

August 5, 2010

Exhibit 15.1

August 5, 2010

AmeriServ Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, PA 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of AmeriServ Financial, Inc. for the period ended June 30, 2010, as indicated in our report dated August 5, 2010.  Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is incorporated by reference in the following Registration Statements:

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

Date: August 6, 2010	/s/Glenn L. Wilson
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

Date: August 6, 2010	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Glenn L. Wilson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Glenn L. Wilson

Glenn L. Wilson

President and

Chief Executive Officer

August 6, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Executive Vice President and

Chief Financial Officer

August 6, 2010