Form 10-Q
period 2010-09-30
AMERISERV FINANCIAL INC /PA/
filed 2010-11-05
CIK 707605

                                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

X

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the period ended                September 30, 2010

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

               Class

                                        Outstanding at November 1, 2010

Common Stock, par value $0.01

             21,223,942

per share

AmeriServ Financial, Inc.

      Item 1. Financial Statements

                                                                                        AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from depository institutions	$ 15,729	$ 20,835
Interest bearing deposits	1,715	1,707
Short-term investments in money market funds	3,611	3,766
Total cash and cash equivalents	21,055	26,308
Investment securities:
Available for sale	156,869	131,272
Held to maturity (market value $8,933 on September 30, 2010 and $11,996 on December 31, 2009)	8,422	11,611
Loans held for sale	5,425	3,790
Loans	694,513	719,785
Less: Unearned income	544	671
Allowance for loan losses	20,753	19,685
Net loans	673,216	699,429
Premises and equipment, net	10,815	9,229
Accrued income receivable	3,540	3,589
Goodwill	12,950	12,950
Bank owned life insurance	34,462	33,690
Net deferred tax asset	15,259	15,925
Regulatory stock	9,739	9,739
Prepaid federal deposit insurance	3,516	4,538
Other assets	7,901	7,956
TOTAL ASSETS	$ 963,169	$ 970,026

LIABILITIES
Non-interest bearing deposits	$ 132,455	$ 118,232
Interest bearing deposits	685,695	667,779
Total deposits	818,150	786,011

Short-term borrowings	2,355	25,775
Advances from Federal Home Loan Bank	10,764	25,804
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	26,204	64,664
Other liabilities	10,424	12,097
TOTAL LIABILITIES	854,778	862,772

SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding	20,770	20,558
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,412,561 shares issued and 21,223,942 outstanding on September 30, 2010; 26,410,528 shares issued and 21,221,909 outstanding on December 31, 2009	264	264
Treasury stock at cost, 5,188,619 shares on September 30, 2010 and December 31, 2009	(68,659)	(68,659)
Capital surplus	144,716	144,873
Retained earnings	13,970	14,591
Accumulated other comprehensive loss, net	(2,670)	(4,373)
TOTAL SHAREHOLDERS' EQUITY	108,391	107,254
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 963,169	$ 970,026

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    (Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$ 9,592	$ 10,247	$ 29,596	$ 31,140
Interest bearing deposits	-	1	1	3
Short-term investments in money market funds	5	3	12	25
Federal funds sold	2	-	4	-
Investment securities:
Available for sale	1,354	1,295	4,029	4,030
Held to maturity	107	152	333	490
Total Interest Income	11,060	11,698	33,975	35,688

INTEREST EXPENSE
Deposits	2,668	3,316	8,428	9,975
Federal funds purchased	-	6	-	7
Short-term borrowings	2	39	15	238
Advances from Federal Home Loan Bank	87	132	340	391
Guaranteed junior subordinated deferrable interest debentures	280	280	840	840
Total Interest Expense	3,037	3,773	9,623	11,451

NET INTEREST INCOME	8,023	7,925	24,352	24,237
Provision for loan losses	_1,000	6,300	_5,250	11,400
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,023	1,625	19,102	12,837

NON-INTEREST INCOME
Trust fees	1,357	1,377	4,184	4,374
Net realized gains on investment securities	50	-	157	164
Net gains on loans held for sale	278	213	568	494
Service charges on deposit accounts	565	712	1,748	2,095
Investment advisory fees	171	176	525	465
Bank owned life insurance	260	258	772	762
Other income	832	718	2,247	2,152
Total Non-Interest Income	3,513	3,454	10,201	10,506

NON-INTEREST EXPENSE
Salaries and employee benefits	5,415	5,114	15,850	15,189
Net occupancy expense	620	602	1,995	1,965
Equipment expense	401	398	1,246	1,255
Professional fees	1,034	1,050	3,250	2,843
Supplies, postage and freight	227	279	768	841
Miscellaneous taxes and insurance	345	346	1,052	1,019
FDIC deposit insurance expense	430	311	1,102	1,034
Amortization of core deposit intangibles	-	-	-	108
Other expense	1,302	1,466	4,061	4,110
Total Non-Interest Expense	9,774	9,566	29,324	28,364

PRETAX INCOME (LOSS)	762	(4,487)	(21)	(5,021)
Income tax expense (benefit)	153	(1,677)	(189)	(1,805)
NET INCOME (LOSS)	609	(2,810)	168	(3,216)

Preferred stock dividends	263	263	788	785
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$ 346	$ (3,073)	$ (620)	$ (4,001)

PER COMMON SHARE DATA:
Basic:
Net income (loss)	$ 0.02	$ (0.15)	$ (0.03)	$ (0.19)
Average number of shares outstanding	21,224	21,178	21,224	21,156
Diluted:
Net income (loss)	$ 0.02	$ (0.15)	$ (0.03)	$ (0.19)
Average number of shares outstanding	21,225	21,182	21,229	21,159
Cash dividends declared	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30, 2010	September 30, 2009
OPERATING ACTIVITIES
Net income (loss)	$ 168	$ (3,216)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	5,250	11,400
Depreciation expense	1,065	1,179
Amortization expense of core deposit intangibles	-	108
Net amortization of investment securities	245	149
Net realized gains on investment securities available for sale	(157)	(164)
Net realized gains on loans held for sale	(568)	(494)
Amortization of deferred loan fees	(324)	(371)
Origination of mortgage loans held for sale	(44,090)	(55,759)
Sales of mortgage loans held for sale	43,023	53,429
Decrease in accrued interest income receivable	49	72
Decrease in accrued interest expense payable	(924)	(105)
Earnings on bank owned life insurance	(772)	(762)
Deferred income taxes	(666)	155
Stock based compensation expense	55	73
Net decrease (increase) in other assets	1,277	(3,925)
Net (decrease) increase in other liabilities	(749)	67
Net cash provided by operating activities	2,882	1,836

INVESTING ACTIVITIES
Purchases of investment securities - available for sale	(74,353)	(36,286)
Purchases of investment securities - held to maturity	(1,123)	-
Proceeds from sales of investment securities – available for sale	2,742	4,746
Proceeds from maturities of investment securities – available for sale	48,081	34,615
Proceeds from maturities of investment securities – held to maturity	4,311	2,788
Long-term loans originated	(63,146)	(95,380)
Principal collected on long-term loans	88,812	99,240
Loans purchased or participated	(3,845)	(20,500)
Loans sold or participated	-	3,950
Net decrease (increase) in other short-term loans	34	(108)
Purchases of premises and equipment	(2,651)	(646)
Net cash used in investing activities	(1,138)	(7,581)

FINANCING ACTIVITIES
Net increase in deposit accounts	32,251	83,626
Net decrease in other short-term borrowings	(23,420)	(89,290)
Principal borrowings on advances from Federal Home Loan Bank	34,000	-
Principal repayments on advances from Federal Home Loan Bank	(49,040)	(37)
Preferred stock dividends	(788)	(688)
Net cash used in financing activities	(6,997)	(6,389)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,253)	(12,134)
CASH AND CASH EQUIVALENTS AT JANUARY 1	26,308	35,124
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$ 21,055	$22,990

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 19 locations in Pennsylvania.  The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.3 billion that are not recognized on the Company’s balance sheet at September 30, 2010.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options and warrants to purchase 1,453,142 common shares, at exercise prices ranging from $1.77 to $6.10, and 1,544,509 common shares, at exercise prices ranging from $2.31 to $6.10, were outstanding as of September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.  Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

		Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Net income (loss)	$ 609	$ (2,810)	$ 168	$ (3,216)
Preferred stock dividends	263	263	788	785
Net income (loss) available to common shareholders	$ 346	$ (3,073)	$ (620)	$ (4,001)

Denominator:
Weighted average common shares
outstanding (basic)	21,224	21,178	21,224	21,156
Effect of stock options/warrants	1	4	5	3
Weighted average common shares
outstanding (diluted)	21,225	21,182	21,229	21,159

Earnings per common share:
Basic	$0.02	$(0.15)	$(0.03)	$(0.19)
Diluted	0.02	(0.15)	(0.03)	(0.19)

5.

Comprehensive Income (Loss)

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and the pension obligation change for the defined benefit plan.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

		Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$ 609	$ (2,810)	$ 168	$ (3,216)

Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	142	116	426	351
Income tax effect	(48)	(38)	(145)	(117)
Reclassification adjustment for gains on available for sale securities included in net income (loss)	(50)	-	(157)	(164)
Income tax effect	16	-	52	56
Unrealized holding gains (losses) on available for sale securities arising during period	(81)	1,209	2,314	1,904
Income tax effect	27	(411)	(787)	(648)
Other comprehensive income	6	876	1,703	1,382

Comprehensive income (loss)	$ 615	$(1,934)	$ 1,871	$ (1,834)

6.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds.  The Company made $170,000 in income tax payments in the first nine months of 2010 as compared to $123,000 for the first nine months of 2009.  The Company made total interest payments of $10,547,000 in the first nine months of 2010 compared to $11,556,000 in the same 2009 period.

7.

Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

September 30, 2010		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 16,985	$ 113	$ -	$ 17,098
U.S. Agency mortgage- backed securities	134,887	4,903	(19)	139,771
Total	$151,872	$ 5,016	$ (19)	$ 156,869

Investment securities held to maturity (HTM):

September 30, 2010		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency mortgage- backed securities	$ 7,422	$ 522	$ -	$ 7,944
Other securities	1,000	-	(11)	989
Total	$ 8,422	$ 522	$ (11)	$ 8,933

Investment securities available for sale (AFS):

December 31, 2009		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 12,342	$ 26	$ (76)	$ 12,292
U.S. Agency mortgage-backed securities	116,088	3,128	(236)	118,980
Total	$128,430	$ 3,154	$ (312)	$131,272

Investment securities held to maturity (HTM):

December 31, 2009		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,009	$ 13	$ -	$ 3,022
U.S. Agency mortgage-backed securities	7,602	373	-	7,975
Other securities	1,000	-	(1)	999
Total	$ 11,611	$ 386	$ (1)	$ 11,996

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At September 30, 2010 and December 31, 2009, 99.4% of the portfolio was rated "AAA".  None of the portfolio was rated below “A” or unrated at September 30, 2010.  At September 30, 2010, the Company’s consolidated investment securities portfolio had a modified duration of approximately 1.95 years.  Total proceeds from the sale of AFS securities were $2.7 million in the first nine months of 2010 compared to $4.7 million for the first nine months of 2009.   The gross gains on investment security sales in the first nine months of 2010 were $157,000 compared to $164,000 for the first nine months of 2009.

The following tables present information concerning investments with unrealized losses as of September 30, 2010 and December 31, 2009 (in thousands):

Investment securities available for sale:

September 30, 2010	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Agency mortgage-
backed securities	$ 7,553	$ (19)	$ -	$ -	$ 7,553	$ (19)
Total	$ 7,553	$ (19)	$ -	$ -	$ 7,553	$ (19)

Investment securities held to maturity:

September 30, 2010	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$ -	$ -	$ 989	$ (11)	$ 989	$ (11)
Total	$ -	$ -	$ 989	$ (11)	$ 989	$ (11)

Investment securities available for sale:

December 31, 2009	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$ 7,424	$ (76)	$ -	$ -	$ 7,424	$ (76)
U.S. Agency mortgage-
backed securities	17,525	(236)	-	-	17,525	(236)
Total	$ 24,949	$ (312)	$ -	$ -	$ 24,949	$ (312)

Investment securities held to maturity:

December 31, 2009	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$ -	$ -	$ 999	$ (1)	$ 999	$ (1)
Total	$ -	$ -	$ 999	$ (1)	$ 999	$ (1)

The unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase.  There are 5 positions that are considered temporarily impaired at September 30, 2010.  Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance.  Furthermore, we do not intend to sell these securities and do not believe we will be required to sell these securities before they recover in value.

Contractual maturities of securities at September 30, 2010, are shown below (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Maturity	Available for Sale		Held to Maturity
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value
0-1 year	$ 728	$ 734	$ -	$ -
1-5 years	13,485	13,584	1,000	989
5-10 years	23,231	24,413	-	-
Over 10 years	114,428	118,138	7,422	7,944
Total	$151,872	$156,869	$ 8,422	$ 8,933

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Commercial	$ 86,295	$ 96,158
Commercial loans secured by real estate	383,253	396,787
Real estate – mortgage	205,894	207,221
Consumer	19,071	19,619
Total loans	694,513	719,785
Less: Unearned income	544	671
Loans, net of unearned income	$ 693,969	$ 719,114

Real estate-construction loans comprised 5.5%, and 6.8% of total loans, net of unearned income, at September 30, 2010 and December 31, 2009, respectively.  The Company has no exposure to sub prime mortgage loans in either the loan or investment portfolios.

9.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$ 20,737	$ 13,606	$ 19,685	$ 8,910
Charge-offs:
Commercial	(277)	(92)	(482)	(733)
Commercial loans secured by real estate	(645)	(522)	(3,596)	(759)
Real estate-mortgage	(87)	(33)	(245)	(100)
Consumer	(78)	(66)	(212)	(186)
Total charge-offs	(1,087)	(713)	(4,535)	(1,778)
Recoveries:
Commercial	63	26	216	595
Commercial loans secured by real estate	1	6	38	11
Real estate-mortgage	18	3	23	25
Consumer	21	27	76	92
Total recoveries	103	62	353	723

Net charge-offs	(984)	(651)	(4,182)	(1,055)
Provision for loan losses	1,000	6,300	5,250	11,400
Balance at end of period	$ 20,753	$ 19,255	$ 20,753	$ 19,255

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.56%	0.35%	0.79%	0.19%
Annualized provision for loan losses	0.57	3.42	0.99	2.10
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	2.97	2.66	2.97`	2.66

10.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except percentages):

	September 30, 2010	December 31, 2009
Non-accrual loans
Commercial	$ 3,020	$ 3,375
Commercial loans secured by real estate	10,655	11,716
Real estate-mortgage	1,640	1,639
Consumer	400	386
Total	15,715	17,116

Other real estate owned
Commercial loans secured by real estate	448	871
Real estate-mortgage	323	350
Total	771	1,221

Total restructured loans not in non-accrual (TDR)	9,013	-
Total non-performing assets including TDR	$25,499	$ 18,337
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	3.64%	2.53%

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income due in accordance
with original terms	$ 281	$ 165	$ 818	$ 275
Interest income recorded	(112)	-	(354)	-
Net reduction in interest income	$ 169	$ 165	$ 464	$ 275

11.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at September 30, 2010, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 2,355	0.68%

Advances	2010	1,000	2.94
	2012	4,000	1.82
	2013	5,000	2.04
	2016 and after	764	6.44
		10,764	2.35

Total FHLB borrowings		$ 13,119	2.05%

Total Federal Home Loan Bank (FHLB) borrowings and advances consisted of the following at December 31, 2009, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 25,775	0.62%

Advances	2010	22,000	1.67
	2012	3,000	1.97
	2016 and after	804	6.44
		25,804	1.85

Total FHLB borrowings		$ 51,579	1.24%

The rate on Open Repo Plus advances can change daily, while the rates on the advances are fixed until the maturity of the advance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of September 30, 2010, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  The Company believes that no conditions or events have occurred that would change this conclusion.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.86% at September 30, 2010.

	Actual			For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$113,312	15.97%	$ 56,766	8.00%	$ 70,957	10.00%
Bank	91,333	13.05	56,011	8.00	70,013	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	104,284	14.70	28,383	4.00	42,574	6.00
Bank	82,422	11.77	28,005	4.00	42,008	6.00

Tier 1 Capital (to Average Assets)
Consolidated	104,284	11.07	37,673	4.00	47,091	5.00
Bank	82,422	8.98	36,700	4.00	45,875	5.00

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

The contribution of the major business segments to the consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended		Nine months ended		September 30,
	September 30, 2010		September 30, 2010		2010
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,600	$ 458	$ 19,004	$ 952	$ 317,015
Commercial lending	3,079	192	9,745	(614)	477,406
Trust	1,541	95	4,759	164	3,457
Investment/Parent	316	(136)	1,045	(334)	165,291
Total	$ 11,536	$ 609	$ 34,553	$ 168	$ 963,169

	Three months ended		Nine months ended		September 30,
	September 30, 2009		September 30, 2009		2009
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,311	$ 441	$ 18,640	$ 914	$ 313,138
Commercial lending	3,070	(3,246)	9,130	(4,866)	503,978
Trust	1,572	68	4,891	316	3,513
Investment/Parent	426	(73)	2,082	420	138,715
Total	$ 11,379	$ (2,810)	$ 34,743	$ (3,216)	$ 959,344

15.

Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $85.8 million and standby letters of credit of $12.4 million as of September 30, 2010. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business.  In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

16.

Pension Benefits

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year.  The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment.  Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments.  The net periodic pension cost for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$ 255	$ 264	$ 765	$ 728
Interest cost	265	286	795	753
Expected return on plan assets	(309)	(291)	(927)	(907)
Amortization of prior year service cost	4	2	12	8
Amortization of transition asset	(4)	(5)	(12)	(13)
Recognized net actuarial loss	142	119	426	356
Net periodic pension cost	$ 353	$ 375	$ 1,059	$ 925

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

The following tables present the assets reported on the balance sheet at their fair value as of September 30, 2010 and December 31, 2009, by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at September 30, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Agency securities	$ 17,098	$ -	$ 17,098	$ -
U.S. Agency mortgage-backed securities	139,771	-	139,771	-
Loans held for sale	5,425	5,425	-	-
Fair value of swap asset	531	-	531	-

		Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Agency securities	$ 12,292	$ -	$ 12,292	$ -
U.S. Agency mortgage-backed securities	118,980	-	118,980	-
Loans held for sale	3,790	3,790	-	-
Fair value of swap asset	154	-	154	-

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data which at times are discounted.  At September 30, 2010, impaired loans with a carrying value of $23.1 million were reduced by a specific valuation allowance totaling $6.4 million resulting in a net fair value of $16.6 million.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure.  Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at September 30, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$ 16,647	$ -	$ 16,647	$ -
Other real estate owned	771	-	771	-

		Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$10,091	$ -	$10,091	$ -
Other real estate owned	1,221	-	1,221	-

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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments.  Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances.  The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at September 30, 2010 and December 31, 2009, were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Fair Value	Recorded Book Balance	Fair Value	Recorded Book Balance
FINANCIAL ASSETS:
Cash and cash equivalents	$ 21,055	$ 21,055	$ 26,308	$ 26,308
Investment securities	165,802	165,291	143,268	142,883
Regulatory stock	9,739	9,739	9,739	9,739
Net loans (including loans held for sale), net of allowance for loan loss	679,950	678,641	699,770	703,219
Accrued income receivable	3,540	3,540	3,589	3,589
Bank owned life insurance	34,462	34,462	33,690	33,690
Fair value swap asset	531	531	154	154

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$ 460,785	$460,785	$ 433,220	$ 433,220
Deposits with stated maturities	361,994	357,365	357,275	352,791
Short-term borrowings	2,355	2,355	25,775	25,775
All other borrowings	27,727	23,849	41,272	38,889
Accrued interest payable	3,212	3,212	4,136	4,136
Fair value swap liability	531	531	154	154

The fair value of cash and cash equivalents, regulatory stock, accrued income receivable, short-term borrowings, and accrued interest payable are equal to the current carrying value.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2010 THIRD QUARTER SUMMARY OVERVIEW….. There is a continuing strain placed on the nation’s network of community banks by the recession and weak recovery.  The FDIC has now classified 829 financial institutions as troubled.  When it is recognized that about 275 financial institutions have failed already in 2009 and 2010, we all must understand that as many as 10% of the supervised financial institutions in the U.S. may well not survive this economic turmoil.

We regard these as sobering statistics and reflect on them regularly as the Board and management review the affairs of this Company.  Our concerns are further heightened for we do not believe that the hard times show signs of abating very soon.  These conditions cause us to focus constantly on the safety and soundness of AmeriServ.  We continue to note, with mounting concern, the latest data on unemployment reveals that as of September 30th it was 9.6% in the U.S., 8.9% in Pennsylvania and 10% in our region.  It has remained at this level throughout 2010 and, therefore, serves to heighten our vigilance.

On October 19th AmeriServ announced its financial results for the third quarter of 2010.  Net income was reported at $609,000 or $0.02 per share.  This performance is well above the loss of $2,810,000 in the third quarter of 2009, but perhaps more importantly, it represents an increase of $132,000 or 28% above the second quarter of 2010.  This performance means that AmeriServ, as a company, is now profitable for the year 2010 as is AmeriServ Financial Bank and AmeriServ Trust and Financial Services Company.  We were encouraged by the continuation in the quarter of a strong net interest margin which kept net interest income relatively stable.  Non-interest income was at the highest level since the second quarter of 2008.  Our retail bankers were especially pleased to see our customers continue to add to the deposits they entrust to us.  In 2010 alone our deposit totals have increased by over $32 million.

These results encourage us, but the third quarter was not without its challenges.  Our Asset Quality Task Force continues to meet weekly to identify and take quick action on any loans which show weakness.  The continuing weak economy is placing unreasonable strains on many of our conscientious but suffering borrowers.  In the third quarter it was necessary to classify an additional $5.7 million of loans as non-performing as a result of our intensive monitoring procedures.  Our relationship managers are in regular contact with these borrowers to proactively monitor their performance in this economic environment.  But it is necessary that we also take the actions needed to protect this Company. It has been our practice to build our loan loss reserves without fail as recommended by the Task Force.  As the third quarter ended, this continuing process showed that, even though non-performing loans increased, our allowance for loan losses still provided a coverage ratio of 84% of the total of non-performing loans irrespective of collateral values.  It is important to be aware that AmeriServ has been well above similar sized banks around the nation on this coverage ratio over the last two years.  Our intent is to continue to exercise the necessary level of caution as long as these conditions prevail.

We have previously mentioned that we have been using 2010 as a repositioning year throughout AmeriServ.  It is an unfortunate fact that economic activity has been less than desirable.  But we have not been inactive, for example:

•

We have completed the construction of a beautiful new AmeriServ branch bank in State College which remains a thriving banking environment

•

We have combined our Financial Services activity, which offers annuity products, with our Trust Company so that our customers have a broader array of choices available when managing their finances

•

We are well on the way to another outstanding year in the providing of residential mortgages to families in the region.  This effort has been a great success story for AmeriServ as it works to strengthen its role as a leading community bank in the region.

One might say, in a few words, that AmeriServ is seeking to actively improve itself during these difficult times while being on the alert for continuing fallout from the recession.

It is also important to note that:

•

The coverage of Non-Performing Loans by the Allowance for Loan Losses was at 83.9% on September 30, 2010, irrespective of collateral values pledged against the loans

•

The Company continues to exceed by a wide margin all regulatory authority required capital ratios

•

The Company has strong liquidity with FHLB borrowings representing just 1.4% of total assets.

Our mantra for these times is to be strong in the short term, but to plan to also be strong in the long term when the long awaited recovery begins.  We remain concerned about the myriad of changes which the Dodd-Frank legislation will require of us.  But as careful bankers we will cope with them even though we are aware that most of the new regulations are aimed at the still unfolding errors of the mega-banks.  AmeriServ will continue to focus on doing the best job possible for its customers, its employees and its investors in good times and bad.  We were pleased to record a second consecutive profitable quarter after four consecutive quarters of recession induced losses.  Our Board and management team pledges continued vigilance during this recession while also continuing to work to improve financial performance.

THREE MONTHS ENDED SEPTEMBER 30, 2010 VS. THREE MONTHS ENDED SEPTEMBER 30, 2009

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009
Net income (loss)	$ 609	$ (2,810)
Diluted earnings (loss) per share	0.02	(0.15)
Return on average assets (annualized)	0.25%	(1.15)%
Return on average equity (annualized)	2.24%	(9.83)%

The Company reported third quarter 2010 net income of $609,000 or $0.02 per diluted common share.  This represents an increase of $3.4 million from the third quarter 2009 net loss of $2.8 million or $0.15 per diluted common share.  A lower provision for loan losses was an important factor causing the increase in earnings between periods.  Proactive monitoring of our asset quality has allowed us to carefully adjust downward the provision for loan losses for four consecutive quarters while still maintaining solid loan loss reserve coverage ratios.  The third quarter of 2010 also benefitted from modest increases in net interest income and non-interest income which helped offset an increase in non-interest expense.   Diluted earnings per share were impacted by the preferred dividend requirement on the CPP preferred stock which amounted to $263,000 and reduced the amount of net income available to common shareholders.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the third quarter of 2010 to the third quarter of 2009 (in thousands, except percentages):

	Three months ended September 30, 2010	Three months ended September 30, 2009	Change	% Change
Interest income	$ 11,060	$ 11,698	$ (638)	(5.5)%
Interest expense	3,037	3,773	(736)	(19.5)
Net interest income	$ 8,023	$ 7,925	$ 98	1.2

Net interest margin	3.70%	3.57%	0.13	N/M

N/M - not meaningful

The Company’s net interest income improved modestly in the third quarter of 2010 increasing by $98,000 or 1.2%.  The Company’s third quarter 2010 net interest margin of 3.70% was also 13 basis points better than the 2009 third quarter margin of 3.57%.  This improved performance is reflective of the Company’s strong liquidity position and its ability to reduce its funding costs during a period of deposit growth.  Specifically, total deposits averaged $814 million in the third quarter of 2010, an increase of $29 million or 3.7% over the third quarter of 2009.  The Company believes that uncertainties in the economy have contributed to growth in money market accounts, certificates of deposit and demand deposits as consumers and businesses have looked for safety in well capitalized community banks like AmeriServ Financial.  Interest income has dropped as total loans outstanding have declined by $24 million or 3.3% since December 31, 2009 as we have focused on reducing our commercial real estate exposure during this period of economic weakness.  We believe that this declining loan trend will continue and it will have a negative impact on the net interest margin and net interest income in the fourth quarter of 2010.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the third quarter of 2010 decreased by $638,000 or 5.5% when compared to the same 2009 quarter. This decrease was due to an 18 basis point decline in the earning asset yield to 5.11% and a $9.4 million or 1.1% drop in average earning assets between periods due to the previously mentioned decline in loans.  Investment securities have grown over this period but not enough to absorb the overall decline in total loans.  Within the earning asset base, the yield on the total loan portfolio decreased by nine basis points to 5.44% while the yield on total investment securities dropped by 51 basis points to 3.48%. Both of these yield declines reflect the impact of the lower interest rate environment that has now been in place for over two years.  New investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing.

The Company's total interest expense for the third quarter of 2010 decreased by $736,000 or 19.5% when compared to the same 2009 quarter.  This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 38 basis points to 1.68%.  Management’s decision to reduce interest rates paid on all deposit categories has not had any negative impact on deposit growth as consumers have sought the safety provided by well-capitalized community banks like AmeriServ Financial.  This decrease in funding costs was aided by a drop in interest expense associated with a $10.7 million decrease in the volume of interest bearing liabilities.  Specifically, the average balance of all FHLB borrowings declined by $29.0 million, but was partially offset by an $18.3 million increase in interest bearing deposits.  Additionally, the Company’s funding mix also benefited from a $10.6 million increase in non-interest bearing demand deposits. Overall, in the third quarter of 2010 the Company had the discipline to further reduce its use of borrowings as a funding source as wholesale borrowings averaged only 1.5% of total assets.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2010 and September 30, 2009 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended September 30 (In thousands, except percentages)

		2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$694,432	$ 9,600	5.44%	$730,152	$ 10,256	5.53%
Interest bearing deposits	1,781	-	0.02	1,746	1	0.23
Short-term investment in money market funds	5,075	5	0.40	7,388	3	0.18
Federal funds sold	6,184	2	0.12	413	-	0.13
Investment securities – AFS	158,553	1,354	3.41	131,145	1,295	3.95
Investment securities – HTM	9,339	107	4.65	13,964	152	4.35
Total investment securities	167,892	1,461	3.48	145,109	1,447	3.99
Total interest earning assets/interest income	875,364	11,068	5.11	884,808	11,707	5.29
Non-interest earning assets:
Cash and due from banks	14,889			14,135
Premises and equipment	10,645			9,052
Other assets	80,888			73,296
Allowance for loan losses	(21,173)			(13,658)
TOTAL ASSETS	$960,613			$967,633

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 59,014	$ 30	0.20%	$ 62,479	$ 62	0.39%
Savings	79,038	79	0.40	72,864	140	0.76
Money markets	187,563	410	0.87	182,735	630	1.37
Other time	363,327	2,149	2.35	352,584	2,484	2.80
Total interest bearing deposits	688,942	2,668	1.54	670,662	3,316	1.96
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	1,258	2	0.69	29,851	45	0.60
Advances from Federal Home Loan Bank	13,434	87	2.57	13,828	132	3.77
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	716,719	3,037	1.68	727,426	3,773	2.06
Non-interest bearing liabilities:
Demand deposits	125,117			114,548
Other liabilities	10,624			12,234
Shareholders' equity	108,153			113,425
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$960,613			$967,633
Interest rate spread			3.43			3.23
Net interest income/ Net interest margin		8,031	3.70%		7,934	3.57%
Tax-equivalent adjustment		(8)			(9)
Net Interest Income		$ 8,023			$ 7,925

…..PROVISION FOR LOAN LOSSES..... The Company appropriately strengthened its allowance for loan losses over the past year in response to ongoing careful monitoring of the commercial loan and commercial real estate portfolios.  A weak economic environment caused higher levels of non-performing loans and classified loans.  When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, non-performing, delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends.

The Company recorded a $1.0 million provision for loan losses in the third quarter of 2010 compared to a $6.3 million provision in the third quarter of 2009, or a decrease of $5.3 million.  For the third quarter 2010, net charge-offs amounted to $984,000 or 0.56% of total loans compared to net charge-offs of $651,000 or 0.35% of total loans for the third quarter 2009.  The higher net charge-offs in the third quarter of 2010 relate largely to an additional  $535,000 charge-down of a non-performing student housing project which we are striving  to resolve through a note sale by the end of 2010.  Overall, during the third quarter, total non-performing assets increased by $5.7 million to $25.5 million or 3.64% of total loans as certain commercial borrowers continue to be impacted by the weak economy.  Of the total $5.7 million increase, $3.5 million relates to three commercial real estate loans that are each current on their payments but we still elected to transfer to non-performing status given our concern on the borrowers’ ultimate ability to service the debt.  In summary, the allowance for loan losses provided 84% coverage of non-performing loans at September 30, 2010 compared to 115% coverage of non-performing loans at December 31, 2009.

.....NON-INTEREST INCOME.....Non-interest income for the third quarter of 2010 totaled $3.5 million; an increase of $59,000 or 1.7% from the third quarter 2009 performance.  Factors contributing to this higher level of non-interest income in 2010 included:

*  a $65,000 increase in revenue generated on residential mortgage loan sales into the secondary market in 2010.  The Company has enjoyed another strong year in residential mortgage loan production and has elected to sell approximately 70% of this production into the secondary market in order to help manage long term interest rate risk.

*  a $114,000 increase in other income due to higher underwriting, appraisal and document preparation fees resulting from the increased residential mortgage loan production.  The Company also benefitted from higher letter of credit fees and interchange revenue.

*  a $147,000 decline in deposit service charges due to a reduced volume of overdraft fees.  Customers have maintained higher balances in their checking accounts which has resulted in fewer overdraft fees in 2010.  Additionally, the third quarter 2010 deposit service charges were impacted by regulatory changes which took effect in mid-August and were designed to limit customer overdraft fees on debit card transactions.

.....NON-INTEREST EXPENSE.....Non-interest expense for the third quarter of 2010 totaled $9.8 million and increased by $208,000 or 2.2% from the prior year’s third quarter. Factors contributing to the higher non-interest expense in 2010 included:

*   a $301,000 or 5.9% increase in salaries and employee benefits expense due to increased medical insurance costs, higher pension expense and modest merit salary increases in 2010.

*  a $119,000 increase in FDIC deposit insurance expense due to the higher assessment rate charged to strengthen the deposit insurance fund and the Company’s increased deposit base in 2010.

*   a $164,000 decrease in other expense due to lower other real estate owned costs and telephone expense in 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2010 VS. NINE MONTHS ENDED SEPTEMBER 30, 2009

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
Net income (loss)	$ 168	$ (3,216)
Diluted loss per share	(0.03)	(0.19)
Return on average assets (annualized)	0.02%	(0.44)%
Return on average equity (annualized)	0.21%	(3.77)%

The Company reported for the first nine months of 2010 net income of $168,000 or $0.03 loss per diluted common share which was a significant improvement over the net loss of $3.2 million or $0.19 per diluted common share reported for the first nine months of 2009.  The benefit of a lower loan loss provision and higher net interest income caused the earnings improvement in 2010.  These positive items were partially offset by increased non-interest expense and a reduced amount of non-interest income.  Diluted earnings per share also declined by the preferred dividend requirement on the CPP preferred stock which amounted to $788,000 and reduced the amount of net income available to common shareholders.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first nine months of 2010 to the first nine months of 2009 (in thousands, except percentages):

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Change	% Change
Interest income	$ 33,975	$ 35,688	$ (1,713)	(4.8)%
Interest expense	9,623	11,451	(1,828)	(16.0)
Net interest income	$ 24,352	$ 24,237	$ 115	0.5

Net interest margin	3.77%	3.65%	0.12	N/M

N/M - not meaningful

The Company’s net interest income in the first nine months of 2010 was modestly higher than the same prior year period as it increased by $115,000 or 0.5%.  Careful management of funding costs during a period when interest revenues are declining has allowed the Company to increase its net interest margin by 12 basis points to 3.77% for the first nine months of 2010.  This consistency in net interest income and margin performance is reflective of the Company’s strong liquidity position and its ability to reduce its funding costs during a period of deposit growth. Specifically, total deposits averaged $801 million in the first nine months of 2010, an increase of $45 million or 5.9% over the first nine months of 2009.  Overall, these effective balance sheet management strategies caused the cost of funds to decrease by 31 basis points while the earning asset yield dropped by a lesser amount of 12 basis points. The earning asset yield did benefit from approximately $150,000 in loan prepayment penalties in 2010 as we have focused on reducing our commercial real estate exposure this year.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the first nine months of 2010 decreased by $1.7 million or 4.8% when compared to the same 2009 period. This decrease was due to a 12 basis point decline in the earning asset yield to 5.28% coupled with a drop in average earning assets which was $10.1 million between periods.  Within the earning asset base, the yield on the total loan portfolio decreased by 13 basis points to 5.56% while the yield on total investment securities dropped by 44 basis points to 3.68%.  Both of these yield declines reflect the impact of the lower interest rate environment that has now been in place for over two years.  New investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing. Also the asset mix shift with fewer dollars invested in loans and more dollars invested in lower yielding short duration investment securities also negatively impacts the earning asset yield.  We expect this trend to continue during the fourth quarter of 2010 as we are focused on further reducing our exposure to commercial real estate.  Additionally, our pipelines for new commercial and industrial lending opportunities continue to be thin.  Consequently, we expect to book fewer new commercial loans which will cause the loan portfolio to shrink further through normal amortization and some anticipated early loan pay-offs.

The Company's total interest expense for the first nine months of 2010 decreased by $1.8 million or 16.0% when compared to the same 2009 period.  This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 31 basis points to 1.79%.  Management’s decision to reduce interest rates paid on all deposit categories has not had any negative impact on deposit growth as consumers have sought the safety provided by well-capitalized community banks like AmeriServ Financial.   This decrease in funding costs was aided by a drop in interest expense associated with a $10.9 million decrease in the volume of interest bearing liabilities.  Specifically, the average balance of all FHLB borrowings declined by $48.5 million, but was partially offset by a $37.6 million increase in interest bearing deposits.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended September 30, 2010 and September 30, 2009.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 23.

Nine months ended September 30 (In thousands, except percentages)

		2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$705,656	$ 29,621	5.56%	$725,657	$ 31,169	5.69%
Interest bearing deposits	1,785	1	0.09	1,762	3	0.23
Short-term investment in money market funds	4,301	12	0.39	9,804	25	0.36
Federal funds sold	3,754	4	0.09	156	-	0.14
Investment securities – AFS	148,053	4,029	3.63	131,295	4,030	4.00
Investment securities – HTM	9,841	333	4.51	14,851	490	4.40
Total investment securities	157,894	4,362	3.68	146,146	4,520	4.12
Total interest earning assets/interest income	873,390	34,000	5.28	883,525	35,717	5.40
Non-interest earning assets:
Cash and due from banks	14,952			14,543
Premises and equipment	10,011			9,207
Other assets	80,141			72,124
Allowance for loan losses	(21,347)			(11,301)
TOTAL ASSETS	$957,147			$968,098

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 58,247	$ 120	0.27%	$ 62,050	$ 201	0.43%
Savings	77,701	324	0.56	72,537	412	0.76
Money markets	186,229	1,307	0.94	165,065	1,915	1.55
Other time	357,165	6,677	2.50	342,076	7,447	2.91
Total interest bearing deposits	679,342	8,428	1.66	641,728	9,975	2.08
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	2,963	15	0.67	59,037	245	0.55
Advances from Federal Home Loan Bank	21,419	340	2.12	13,840	391	3.77
Guaranteed junior subordinated deferrable interest debentures	13,085	840	8.57	13,085	840	8.57
Total interest bearing liabilities/interest expense	716,809	9,623	1.79	727,690	11,451	2.10
Non-interest bearing liabilities:
Demand deposits	121,712			114,365
Other liabilities	11,290			12,137
Shareholders' equity	107,336			113,906
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$957,147			$968,098
Interest rate spread			3.49			3.30
Net interest income/ Net interest margin		24,377	3.77%		24,266	3.65%
Tax-equivalent adjustment		(25)			(29)
Net Interest Income		$ 24,352			$ 24,237

…..PROVISION FOR LOAN LOSSES.....  The Company recorded a $5.3 million provision for loan losses in the first nine months of 2010 compared to an $11.4 million provision in the first nine months of 2009, or a decrease of $6.2 million.  Proactive monitoring of our asset quality has allowed us to carefully adjust downward the provision for loan losses for four consecutive quarters while still maintaining solid loan loss reserve coverage ratios.  We actively identify and seek prompt resolution to problem credits in order to limit actual losses.   Actual credit losses realized through charge-offs in 2010 are running below the provision level but are higher than the prior year.  For the first nine months of 2010, net charge-offs amounted to $4.2 million or 0.79% of total loans compared to net charge-offs of $1.1 million or 0.19% of total loans for the first nine months of 2009.  The higher charge-offs in 2010 primarily relate to two non-performing commercial real-estate loans, one of which was completely resolved in the first quarter ($1.2 million charge-off) and the second of which relates to a student housing project ($2.3 million charge-off) which the Company is striving to resolve through a note sale by the end of 2010.  The allowance for loan losses was 2.97% of total loans at September 30, 2010, compared to 2.72% of total loans at December 31, 2009.

.....NON-INTEREST INCOME.....Non-interest income for the first nine months of 2010 totaled $10.2 million; a decrease of $305,000 or 2.9% from the first nine months 2009 performance.  Factors contributing to this reduced level of non-interest income in 2010 included:

*  a $347,000 decline in deposit service charges due to a reduced volume of overdraft fees.  Customers have maintained higher balances in their checking accounts which has resulted in fewer overdraft fees in 2010.  Additionally, deposit service charges were impacted by regulatory changes which took effect in mid-August 2010 and were designed to limit customer overdraft fees on debit card transactions.

*  a $190,000 decrease in trust fees as a result of reductions in the market value of certain real estate assets we manage in our specialty real estate funds in 2010.

*  a $60,000 increase in investment advisory fees due to improved equity values in the first nine months of 2010 when compared to 2009.

*  a $74,000 increase in revenue generated on residential mortgage loan sales in the secondary market as the Company has enjoyed another strong year in residential mortgage loan production within its primary Western Pennsylvania markets in 2010.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first nine months of 2010 totaled $29.3 million and increased by $960,000 or 3.4% from the prior year’s first nine months. Factors contributing to the higher non-interest expense in 2010 included:

*  a $661,000 or 4.4% increase in salaries and employee benefits expense due to increased salaries, medical insurance costs and higher pension expense in 2010.

*  a $407,000 increase in professional fees due primarily to increased consulting expenses and recruitment costs in the Trust company and higher legal fees related to loan workout strategies at the Bank.

.....INCOME TAX EXPENSE.....The Company recorded an income tax benefit of $189,000 in the first nine months of 2010.  The income tax benefit recorded in the first nine months of 2009 was $1.8 million and reflected an effective tax rate of approximately 35.9%.  The Company’s only significant source of tax free income is earnings from Bank Owned Life Insurance. The Company’s deferred tax asset was $15.3 million at September 30, 2010 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

…..SEGMENT RESULTS.….Retail banking’s net income contribution was $458,000 and $952,000 in the third quarter and first nine months of 2010 compared to $441,000 and $914,000   for the same comparable periods of 2009.  The improved performance in 2010 is due to increased net interest income generated on the higher level of deposits and a lower provision for loan losses.  These positive items more than offset reduced revenue from overdraft fees and deposit service charges.

The commercial lending segment reported for 2010 a net income for the third quarter of $192,000 and a net loss of $614,000 for the first nine months compared to net losses of $3.2 million in the third quarter and $4.9 million for the first nine months of 2009.  The increased earnings in 2010 were caused primarily by a reduced provision for loan losses due to the previously discussed proactive monitoring of our asset quality.

The trust segment’s net income contribution in the third quarter amounted to $95,000 and $164,000 for the first nine months of 2010 compared to $68,000 and $316,000 for the same 2009 periods.  The increase in net income during the quarter comparison resulted from a decline in expenses particularly within our investment advisory subsidiary.  The major reason for the decrease for the nine month period was due to less trust revenue as a result of declines experienced in the real estate markets during the past year.  This segment also experienced an increase in non-interest expenses in the first part of 2010 due to increased legal, consulting and recruitment fees.

The investment/parent segment reported net losses of $136,000 in the third quarter and $334,000 for the first nine months of 2010 compared to the net loss of $73,000 for the third quarter of 2009 and net income earned of $420,000 realized in the first nine months of 2009.  The weaker performance in 2010 reflects lower non-interest revenue and higher non-interest expense. Also, declining yields in the investment securities portfolio have also negatively impacted this segment.

.....BALANCE SHEET.....The Company's total consolidated assets were $963 million at September 30, 2010, which was down modestly by $6.9 million or 0.7% from the $970 million level at December 31, 2009. The Company’s loans totaled $699 million at September 30, 2010, a decrease of $23.5 million or 3.3% as a result of net portfolio run-off since year-end.  We plan to further reduce our commercial real estate loan concentration through the funding of fewer new commercial real estate loans in the fourth quarter of 2010 so we expect the loan portfolio to shrink further this year.  Investment securities increased by $22.4 million so far in 2010 due to principal repayments in the loan portfolio being reinvested in the investment securities portfolio.  We also expect this trend to continue in the fourth quarter of 2010.  The $1.6 million increase in premises and equipment related to the costs associated with the construction of a new branch office in the State College market.

The Company’s deposits totaled $818 million at September 30, 2010, which was $32.1 million or 4.1% higher than December 31, 2009, due to an increase in almost all deposit categories.  We believe that uncertainties in the financial markets and the economy have contributed to growth in our deposits as consumers and businesses have looked for safety in well capitalized community banks like AmeriServ Financial.  As a result of this deposit growth, we were able to reduce total FHLB borrowings by $38.5 million during the first nine months of 2010.  Total FHLB borrowings now represent only 1.4% of total assets compared to 5.3% at December 31, 2009.  The Company’s total shareholders’ equity has increased by $1.1 million since year-end 2009 mainly due to the increase in market value of the securities portfolio in 2010.  The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 15.97%, and an asset leverage ratio of 11.07% at September 30, 2010.  The Company’s tangible book value per common share at September 30, 2010 was $3.52, and its tangible common equity to tangible assets ratio was 7.86%.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2010	2009	2009
Total loan delinquency (past
due 30 to 89 days)	$ 2,260	$ 11,408	$ 3,252
Total non-accrual loans	15,715	17,116	20,464
Total non-performing assets including TDR*	25,499	18,337	23,689

Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.32%	1.58%	0.45%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	2.25	2.37	2.83
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	3.64	2.53	3.26
Non-performing assets as a percentage of total assets	2.65	1.89	2.47
Total classified loans (loans rated substandard or doubtful)	$47,484	$48,689	$43,900

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

As a result of the recessionary economy, non-performing assets have trended upward over the past year and now total $25.5 million or 3.64% of total loans.  Of the total $5.7 million increase during the third quarter of 2010, $3.5 million relates to three commercial real estate loans that are each current on their payments but we still elected to transfer to non-performing status given our concern on the borrowers’ ultimate ability to service the debt.  The three largest credits included in the non-performing asset balance are:  1) An $8.8 million commercial loan relationship to a borrower in the restaurant industry that is presently classified as a performing troubled debt restructuring.  The Company originally restructured this loan at its maturity by entering into a forbearance agreement with the borrower to make reduced payments over a six-month period in an effort to give the borrower greater flexibility to restructure its operations to improve its cash flows during this difficult economic period.  The Company has never had any payment delinquency with this borrower.  The borrower is making principal and interest payments in accordance with a new loan agreement and with the most recent Shared National Credit Examination this loan was removed from non-accrual status as of September 30, 2010.  A $3.2 million specific reserve has been established against this credit.  We currently anticipate that this loan will be removed from troubled debt restructure status by year-end 2010 along with an expected reduction in the amount of required specific reserve allocation.  2) A $2.8 million loan to a borrower in the heavy construction equipment rental business. This borrower was experiencing cash flow difficulties that caused payment delinquency.  Repossession efforts to take control of the equipment were delayed by the borrower’s bankruptcy reorganization filing during September 2010.  A $1.4 million specific reserve has been established against this credit.   3) In the first quarter of 2010, we transferred a $5 million commercial real estate loan that is secured by newly constructed student housing into non-accrual status since the project has not yet stabilized to support the required principal payments on the loan.  We are a participant in this loan with two larger banks and our share represents 12.5% of the total loan balance.  During the second quarter we charged this loan down by $1.8 million and took an additional $535,000 charge-off in the third quarter after an expected note sale failed to materialize.  We continue to maintain a $630,000 specific reserve allocation against this loan for the estimated potential collateral shortfall in the event of a foreclosure.  We are still striving to resolve this problem credit through a note sale by the end of 2010.

Classified loans are relatively consistent with the prior presented periods and include the downgrade of the rating classification of several commercial loans that are experiencing operating weakness in the recessionary economy but are still performing.  Overall loan delinquency levels have moved back below 1.0% as of September 30, 2010 and show limited credits in early stage delinquency.   We continue to closely monitor the portfolio given the weakness in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio.  As of September 30, 2010, the 25 largest credits represented 33.2% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2010	2009	2009
Allowance for loan losses	$20,753	$19,685	$19,255
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	2.97%	2.72%	2.66%
total delinquent loans
(past due 30 to 89 days)	918.27	172.55	592.10
total non-accrual loans	132.06	115.01	94.09
total non-performing assets	81.39	107.35	81.28

There has been a steady build in the allowance for loan losses over the periods presented.  This reflects the Company’s ongoing disciplined approach to monitoring asset quality and promptly identifying and establishing appropriate reserves on problem loans.  The Company decided to build its allowance for loan losses over the past year due to the increase in non-performing loans, the downgrade of the rating classification of numerous performing commercial loans, and the weakness in the local and national economies.  The allowance for loan losses to total loans ratio increased to 2.97% since year-end 2009 as the loan loss provision exceeded net charge-offs in the first nine months of 2010 and the size of the loan portfolio has declined.

.....LIQUIDITY.....The Bank’s liquidity position has been strong during the last several years.  Our core retail deposit base remained stable throughout the early part of this period and has recently shown nice growth, which has been more than adequate to fund the Bank’s operations.  Cash flow from maturities, prepayments and amortization of securities was also used to either fund loan growth or paydown borrowings.  We strive to operate our loan to deposit ratio in a range of 85% to 95%.  At September 30, 2010, the Bank’s loan to deposit ratio was 85.5%.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $5.3 million from December 31, 2009, to September 30, 2010, due to $7.0 million of cash used in financing activities and $1.1 million of cash used in investing activities.  This was partially offset by $2.9 million of cash provided by operating activities.  Within investing activities, cash used for new investment security purchases exceeded maturities and sales by $20.3 million.  Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $67 million and was $21.9 million lower than the $88.8 million of cash received from loan principal payments and sales.  Within financing activities, deposits increased by $32.3 million, which was used to pay down short-term borrowings by $23.4 million.

The Parent Company had $17.3 million of cash, short-term investments, and securities at September 30, 2010, which was down $2.6 million from the year-end 2009 total.  We have elected to retain $14 million of the total $21 million in funds received from the CPP preferred stock at the Parent Company to provide us with greater liquidity and financial flexibility.  ($7 million of the CPP funds were downstreamed to our subsidiary bank to help the Bank maintain compliance with our own internal capital guidelines.)  Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the Parent.  At September 30, 2010, however, the subsidiary bank did not have any cash available for immediate dividends to the Parent under the applicable regulatory formulas because of the loss it incurred in 2009.  The Bank will not provide any dividend support to the Parent Company in 2010.  As such, the Parent Company will use its ample supply of cash and short term investments to continue to meet its trust preferred debt service requirements and preferred stock dividends which approximate $2.1 million annually.

.....CAPITAL RESOURCES.....The Company continues to be considered well capitalized as the asset leverage ratio was 11.07% and the risk based capital ratio was 15.97% at September 30, 2010.  Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios.  At September 30, 2010, accumulated other comprehensive loss amounted to $2.7 million. The Company’s tangible common equity to tangible assets ratio was 7.86% at September 30, 2010.  We anticipate that our strong capital ratios should grow modestly in the final quarter of 2010 due to the retention of all earnings and no expected balance sheet growth which will be partially offset by preferred dividend requirements.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity

200bp increase	6.8%	16.7%
100bp increase	6.0	13.0
100bp decrease	(11.7)	(18.4)

The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at 0.25%.  The variability of net interest income is positive in the upward rate shocks as the Company has better diversified its loan portfolio with the interest rate on more loans now tied to LIBOR.  Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise.  The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

.....OFF BALANCE SHEET ARRANGEMENTS…..The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $85.8 million and standby letters of credit of $12.4 million as of September 30, 2010. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial loans and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $18.1 million, or 87%, of the total allowance for credit losses at September 30, 2010 has been allocated to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.  To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value.  The Company’s testing in 2009 indicated that its goodwill was not impaired.  However, deteriorating economic conditions could result in impairment, which would adversely affect earnings in future periods.  During the third quarter of 2009, the Company did reduce the goodwill allocated to West Chester Capital Advisors (WCCA) by $547,000.  This reduction resulted from a purchase price adjustment as the principals of WCCA did not fully earn a deferred contingent payment that had been accrued for at the time of acquisition.  There was no such reduction in 2010.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of September 30, 2010, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery.  A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations.  At September 30, 2010, all of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies, the U.S. Treasury or government sponsored agencies.  The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase.   Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance.  Furthermore, management does not intend to sell these securities and does not believe we will be required to sell these securities before they recover in value.

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

Item 3.....QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of the M.D. & A.

Item 4T.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2010, are effective.

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

AmeriServ Financial, Inc.
Registrant

Date: November 4, 2010	/s/Glenn L. Wilson
Glenn L. Wilson
President and Chief Executive Officer

Date: November 4, 2010	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President and Chief Financial Officer

Exhibit 99.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and its consolidated subsidiaries as of September 30, 2010; the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2010 and 2009; and the consolidated statement of cash flows for the nine month periods ended September 30, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.

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

/s/S.R. Snodgrass, A.C.

Wexford, Pennsylvania

November 4, 2010

Exhibit 15.1

November 4, 2010

AmeriServ Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, PA 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of AmeriServ Financial, Inc. for the period ended September 30, 2010, as indicated in our report dated November 4, 2010.  Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, is incorporated by reference in the following Registration Statements:

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

Date: November 5, 2010	/s/Glenn L. Wilson
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

Date: November 5, 2010	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Glenn L. Wilson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Glenn L. Wilson

Glenn L. Wilson

President and

Chief Executive Officer

November 5, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Executive Vice President and

Chief Financial Officer

November 5, 2010