Form 10-K
period 2010-12-31
AMERISERV FINANCIAL INC /PA/
filed 2011-03-07
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☐             Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $34,170,547 as of June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 21,207,670 shares outstanding as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the proxy statement for the annual shareholders’ meeting are incorporated by reference in Parts II and III.

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

The Company’s principal activities consist of owning and operating its three wholly owned subsidiary entities. At December 31, 2010, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $949 million, $801 million and $107 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and insurance risk management.

As a bank holding company, the Company is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. The Company is also under the jurisdiction of the Securities and Exchange Commission (SEC) for matters relating to offering and sale of its securities. The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company is listed on the NASDAQ Stock Market under the trading symbol “ASRV,” and is subject to the NASDAQ rules applicable to listed companies.

AMERISERV FINANCIAL BANKING SUBSIDIARY

AMERISERV FINANCIAL BANK

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 18 locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland Counties, Pennsylvania, AmeriServ Financial Bank conducts a general banking business. It is a full-service Bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, money orders, and traveler’s checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 22 automated bank teller machines (ATMs) through its 24-Hour Banking Network that is linked with NYCE, a regional ATM network and CIRRUS, a national ATM network. On March 7, 2007, the Bank completed the acquisition of West Chester Capital Advisors (WCCA). WCCA is a registered investment advisor and as of December 31, 2010 had $106 million in assets under management.

The Bank’s deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio. The Bank’s business is not seasonal, nor does it have any risks attendant to foreign sources. The majority of the Bank’s customer base is located within a 100 mile radius of Johnstown, Pennsylvania.

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 2010:

Headquarters	Johnstown, PA
Total Assets	$924,287
Total Investment Securities	156,251
Total Loans and Loans Held for Sale (net of unearned income)	678,181
Total Deposits	801,416
Total Net Income	2,496
Asset Leverage Ratio	9.13%
Return on Average Assets	0.27
Return on Average Equity	2.59
Total Full-time Equivalent Employees	279

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

Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as the obligations to depositors, debtholders and the funding of operating costs. The Company uses its asset liability management policy and contingency funding plan to control and manage liquidity risk.

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

Commercial

This category includes credit extensions to commercial and industrial borrowers. Business assets, including accounts receivable, inventory and/or equipment, typically secure these credits. In appropriate instances, extensions of credit in this category are subject to collateral advance formulas. Balance sheet strength and profitability are considered when analyzing these credits, with special attention given to historical, current and prospective sources of cash flow, and the ability of the customer to sustain cash flow at acceptable levels. Our policy permits flexibility in determining acceptable debt service coverage ratios, with a minimum level of 1.1 to 1 desired. Personal guarantees are frequently required; however, as the financial strength of the borrower increases, the Company’s ability to obtain personal guarantees decreases. In addition to economic risk, this category is impacted by the strength of the borrower’s management and industry risk, which are also considered during the underwriting process.

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

INVESTMENTS

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

Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair market value of the Company’s investment portfolio as of the periods indicated:

Investment securities available for sale at:

	AT DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS)
U.S. Agency	$15,956	$12,342	$10,387
U.S. Agency mortgage-backed securities	145,727	116,088	114,380
Other securities	—	—	24

Total cost basis of investment securities available for sale	$161,683	$128,430	$124,791

Total fair value of investment securities available for sale	$164,811	$131,272	$126,781

Investment securities held to maturity at:

	AT DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS)
U.S. Treasury	$—	$3,009	$3,082
U.S. Agency mortgage-backed securities	6,824	7,602	9,562
Other securities	1,000	1,000	3,250

Total cost basis of investment securities held to maturity	$7,824	$11,611	$15,894

Total fair value of investment securities held to maturity	$8,267	$11,996	$16,323

DEPOSITS AND OTHER SOURCES OF FUNDS

Deposits

The Company has a loyal core deposit base made up of traditional commercial bank products that exhibits little fluctuation, other than jumbo CDs, which demonstrate some seasonality. The Company also utilizes certain Trust Company specialty deposits related to the ERECT Fund as a funding source which serve as an alternative to wholesale borrowings and can exhibit some degree of volatility.

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:

	AT DECEMBER 31,
	2010		2009		2008
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$122,963	—%	$114,473	—%	$110,601	—%
Interest bearing	58,118	0.30	62,494	0.41	64,683	1.01
Savings	77,381	0.51	72,350	0.73	70,255	0.76
Money market	186,560	0.87	169,823	1.44	107,843	2.24
Other time	358,472	2.44	343,841	2.88	341,185	3.54

Total deposits	$803,494	1.61	$762,981	2.02	$694,567	2.69

Interest expense on deposits consisted of the following:

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS)
Interest bearing demand	$176	$256	$653
Savings	397	530	535
Money market	1,622	2,437	2,417
Certificates of deposit in denominations of $100,000 or more	834	1,186	1,744
Other time	7,916	8,700	10,331

Total interest expense	$10,945	$13,109	$15,680

Additionally, the following table provides more detailed maturity information regarding certificates of deposit issued in denominations of $100,000 or more as of December 31, 2010:

MATURING IN:

(IN THOUSANDS)
Three months or less	$12,695
Over three through six months	21,695
Over six through twelve months	5,321
Over twelve months	11,097

Total	$50,808

Borrowings

The Company, when needed, uses both overnight borrowings and term advances from the Federal Home Loan Bank of Pittsburgh for liquidity management purposes. During the past several years the Company has significantly deleveraged its balance sheet and reduced its level of borrowings through investment portfolio cash flow.

The outstanding balances and related information for federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2010
	FEDERAL FUNDS PURCHASED	OTHER SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$4,550
Maximum indebtedness at any month end	—	9,230
Average balance during year	9	3,110
Average rate paid for the year	0.51%	0.71%
Interest rate on year-end balance	—	0.62

	AT DECEMBER 31, 2009
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$25,775
Maximum indebtedness at any month end	5,968	54,649
Average balance during year	1,358	19,670
Average rate paid for the year	0.50%	0.67%
Interest rate on year-end balance	—	0.62

	AT DECEMBER 31, 2008
	FEDERAL FUNDS PURCHASED	OTHER SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$119,920
Maximum indebtedness at any month end	5,685	138,855
Average balance during year	20	71,617
Average rate paid for the year	3.16%	1.96%
Interest rate on year-end balance	—	0.60

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to one year in maturity. The average maturity was three days at the end of 2010, and two days at the end of 2009 and 2008.

Loans

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2010	2009	2008	2007	2006
	(IN THOUSANDS)
Commercial	$78,322	$96,158	$110,197	$118,936	$91,746
Commercial loans secured by real estate(1)	370,375	396,787	353,870	285,115	269,781
Real estate-mortgage(1)	203,323	207,221	218,928	214,839	209,728
Consumer	19,233	19,619	23,804	16,676	18,336

Loans	671,253	719,785	706,799	635,566	589,591
Less: Unearned income	477	671	691	471	514

Loans, net of unearned income	$670,776	$719,114	$706,108	$635,095	$589,077

(1)	For each of the periods presented beginning with December 31, 2010, real estate-construction loans constituted 3.9%, 6.8%, 6.2%, 5.5% and 4.4% of the Company’s total loans, net of unearned income, respectively.

Non-performing Assets

The following table presents information concerning non-performing assets:

	AT DECEMBER 31,
	2010	2009	2008	2007	2006
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans
Commercial	$3,679	$3,375	$1,128	$3,553	$494
Commercial loans secured by real estate	6,731	11,716	484	225	195
Real estate-mortgage	1,879	2,025	1,765	1,460	1,597

Total	12,289	17,116	3,377	5,238	2,286

Past due 90 days or more and still accruing
Consumer	—	—	—	—	3

Total	—	—	—	—	3

Other real estate owned
Commercial loans secured by real estate	436	871	701	—	—
Real estate-mortgage	302	350	494	42	3

Total	738	1,221	1,195	42	3

Total restructured loans not in non-accrual (TDR)	1,337	—	—	—	1,302

Total non-performing assets including TDR	$14,364	$18,337	$4,572	$5,280	$3,594

Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	2.12%	2.53%	0.65%	0.83%	0.61%

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

	YEAR ENDED DECEMBER 31,
	2010	2009	2008	2007	2006
	(IN THOUSANDS)
Interest income due in accordance with original terms	$1,086	$553	$198	$215	$214
Interest income recorded	(458)	(75)	—	(24)	(55)

Net reduction in interest income	$628	$478	$198	$191	$159

Secondary Market Activities

The Residential Lending department of the Company continues to originate one-to-four family mortgage loans for customers, some of which are sold to outside investors in the secondary market and some of which are retained for the Bank’s portfolio. Mortgages sold on the secondary market are sold to investors on a “flow” basis: Mortgages are priced and delivered on a “best efforts” pricing basis, with servicing released to the investor. Fannie Mae/Freddie Mac guidelines are used in underwriting all mortgages with the exception of CRA loans. Mortgages with longer terms such as 20-year, 30-year, FHA, and VA loans are usually sold. The remaining production of the department includes construction, adjustable rate mortgages, 10-year, 15-year, and bi-weekly mortgages. These loans are usually kept in the Bank’s portfolios, although during periods of low interest rates 15-year loans are typically sold into the secondary market.

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES

AMERISERV TRUST AND FINANCIAL SERVICES COMPANY

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. As one of the larger providers of trust and investment management products and services between Pittsburgh and Harrisburg, AmeriServ Trust and Financial Services Company is committed to delivering personalized, professional service to its clients. Its staff of approximately 44 professionals administer assets valued at approximately $1.4 billion that are not recognized on the Company’s balance sheet at December 31, 2010. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. The Wealth management business also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The BUILD fund is in the process of liquidation. At December 31, 2010, AmeriServ Trust and Financial Services had total assets of $3.5 million and total shareholder’s equity of $3.1 million. In 2010, the Trust Company contributed earnings to the corporation as its gross revenue amounted to $5.6 million and the net income contribution was $208,000. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

AMERISERV LIFE

AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company’s market area. Operations of AmeriServ Life are conducted in each office of the Company’s banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Pennsylvania Insurance Department, and the Federal Reserve System. At December 31, 2010, AmeriServ Life had total assets of $705,000 and total stockholders’ equity of $666,000.

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

COMPETITION

Our subsidiaries face strong competition from other commercial banks, savings banks, credit unions, savings and loan associations, and several other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions which are substantially larger and have greater financial resources than the Bank and the Trust Company. As the financial services industry continues to consolidate, the scope of potential competition affecting our subsidiaries will also increase. Brokerage houses, consumer finance companies, insurance companies, and pension trusts are important competitors for various types of financial services. In addition, personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals.

MARKET AREA & ECONOMY

Nationally, the economy is improving gradually, although it may take years to fully emerge from the negative effects of the recent economic downturn. The recovery has gathered more momentum, and will get an extra push in 2011 from a further injection of fiscal stimulus including the extension of the Bush tax cuts for the next two years, the two percentage point cut in the employee payroll tax rate for 2011, and a two-year extension of depreciation incentives for business investment. Business and consumer confidence are improving. The recent good news is suggesting 2011 GDP growth should come in near 3.2%. The Fed will continue to be accommodative. Overall, the economy is getting better, but is still not out-of-the-woods. The economy isn’t improving fast enough to make a noticeable reduction in unemployment. Risks, however, still loom, particularly from a weak housing market and spending cuts and layoffs from state and local governments.

There are many mixed factors that will affect future economic growth. Positively impacting economic conditions will be 1.) The extension of the Bush tax cuts for another 2-years and extending jobless benefits and cutting payroll taxes in 2011; 2.) The Federal Reserve’s monetary policy continuing to be accommodative as short-term rates will be near 0.0%; 3.) The lower value of the dollar in the world financial markets should increase exports while the flow of goods from overseas will slow; 4.) Consumers are simultaneously saving more and paying down debt. As a result, there should be pent-up demand stemming from the severity of the recession which could result in an increase in spending; 5.) Businesses also should have pent-up demand from a need to incorporate the latest technology to be competitive and cut costs.

Negatively impacting future economic conditions will be: 1.) Anemic employment gains while the few jobs that have been created have tended to be temporary or part time. 2.) Consumers and businesses will most likely not be willing to acquire debt; 3.) The sharp rise in prices of oil and food commodities should continue to reduce peoples buying power; as will the jump in mortgage rates, which has already significantly slowed re-financing; 4.) Capital constrained banks are not as eager to lend as they should be at this stage of a recovery; 5.) Our trading partners around the world have equally poor economies and offset the positive impact of the lower value of the dollar which will constrain exports; 6.) The actions of Washington on the budget deficit could cause people to assume future tax hikes and spending cuts which could cause consumers and businesses to be less willing to spend.

The Consumer Price Index rose 0.5% in December, leaving inflation over the past 12 months at 1.5%. Core inflation, which strips out energy and food prices, should rise a bit in 2011. The core CPI increased 0.1% in December and just 0.8% over the past 12 months. That’s the slowest pace since this data set began in 1958, and the chief reason the Federal Reserve remains unconcerned about the prospect of higher inflation. Confidence in the economic expansion remains fragile, but conditions should improve. It is expected that net job growth should be approximately 2.5 million in 2011, following an increase of 1.1 million in 2010. Still, the unemployment rate will remain high. Now at 9.0%, it’s likely to decline a bit further over the course of 2011. GDP growth will need to continue to be 3.2% or higher into 2012 to bring the rate significantly lower.

The economy in Cambria and Somerset Counties at the end of 2010 produced seasonally adjusted unemployment rates of 9.5% and 9.3%, respectively, as compared to national and state rates of 9.4% and 8.6%. Local markets have been negatively impacted by the recessionary conditions that exist in the national economy, causing the unemployment rate to increase from last year’s average of 9.3%. The increases in unemployment and the difficulties being experienced by small and medium sized businesses nationally are also being experienced locally. Johnstown, PA, where AmeriServ Financial, Inc. is headquartered, is a leader in technology and continues to have a cost of living that is lower than the national average. The local labor force fluctuated in a very narrow range comparing closely to recent year levels. As of December 31, 2010, total nonfarm jobs in the

Johnstown MSA were 800 below the December 2009 level, with losses coming from the service-providing industry while the goods producing industries have shown little change in their job levels. In the recent past, work on defense projects has contributed to economic growth in the region. However, a change in leadership due to the passing of a long time influential Congressman created cause for concern about the continued positive impact from the defense industry, although current activity in this sector remains good.

Economic conditions are stronger in the State College market, but have also been negatively impacted by the struggling national economy. The unemployment rate for the State College MSA reached 5.5% late in 2010, which represents a 0.8% improvement since last year and remains the lowest of all regions in the Commonwealth. Seasonally adjusted total nonfarm jobs for the MSA increased by 2,100 since December 2009. The Company opened a new branch office in the State College market during 2010 as this area presents the Company with a more vibrant economic market and a much different demographic. A large percentage of the population in State College falls into the 18 to 34 year old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age. Overall, opportunities in the State College market are quite different and challenging, providing a promising source of business to profitably grow the Company.

The expansion of Marcellus Shale gas drilling could provide a meaningful economic opportunity for west-central Pennsylvania. The Marcellus Shale, which underlies a vast majority of the state, is the largest unconventional natural gas reserve in the world. There is enormous economic potential for Pennsylvania to take advantage of this reserve as new drilling techniques have unlocked vast resources previously impossible to reach. Technology developed recently at Penn State now allows drilling companies to reach the gas tucked inside a shale bed as much as two miles beneath the surface. The industry will create jobs in drilling and extraction, trucking and water treatment, gas line construction and maintenance, and in producing the materials for all of these needs. The projection for jobs and economic growth generated by the industry is a point of contention between industrialists and environmentalists. The environmental risks and potential regulation on drilling are key factors that could limit the potential growth and positive impact on the state.

EMPLOYEES

The Company employed 374 people as of December 31, 2010, in full- and part-time positions. Approximately 199 non-supervisory employees of the Company are represented by the United Steelworkers, AFL-CIO-CLC, Local Union 2635-06. In 2009, the Company successfully negotiated a new four year labor contract with the United Steelworkers Local that will expire on October 15, 2013. The contract calls for annual wage increases of 1.5% in the first year, 2.0% in each of the second and third years, and 3.0% in the fourth year. The Company has not experienced a work stoppage since 1979. The Company is one of 13 union-represented banks nationwide.

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

As of December 31, 2010, the Company believes that its Bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. A bank’s capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

TEMPORARY LIQUIDITY GUARANTEE PROGRAM

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (TLGP). The TLGP was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP the FDIC will (1) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (2) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdraw (NOW) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2010. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Company elected to participate in the program that provided full FDIC deposit insurance coverage for all non-interest bearing accounts that became effective on December 31, 2010 and will last until December 31, 2012.

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

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, such as the Company, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital; however, trust preferred securities issued by a bank or thrift holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital. Trust preferred securities still will be entitled to be treated as Tier 2 capital.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and allow greater access by shareholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than

$10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Company will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments from the SEC for the reporting periods presented.

ITEM 2.	PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus twelve floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 14 other locations which are owned. Eight additional locations are leased with terms expiring from January 1, 2010 to August 31, 2030.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of January 31, 2011, the Company had 4,069 shareholders of its common stock. AmeriServ Financial, Inc.’s common stock is traded on the NASDAQ Global Market System under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

	PRICES		CASH DIVIDENDS DECLARED

	HIGH	LOW
Year ended December 31, 2010:
First Quarter	$2.13	$1.42	$0.00
Second Quarter	2.49	1.60	0.00
Third Quarter	1.89	1.40	0.00
Fourth Quarter	1.75	1.51	0.00
Year ended December 31, 2009
First Quarter	$1.99	$1.43	$0.00
Second Quarter	1.88	1.56	0.00
Third Quarter	2.09	1.54	0.00
Fourth Quarter	1.97	1.46	0.00

Information regarding restrictions on the Company’s ability to pay dividends is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.” Information required by this section is presented in the “Equity Compensation Plan Information Table” section of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2010		2009		2008		2007		2006
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$44,831		$47,455		$47,819		$49,379		$46,565
Total interest expense	12,489		15,021		18,702		25,156		22,087

Net interest income	32,342		32,434		29,117		24,223		24,478
Provision for loan losses	5,250		15,150		2,925		300		(125)

Net interest income after provision for loan losses	27,092		17,284		26,192		23,923		24,603
Total non-interest income	13,967		13,928		16,424		14,707		12,841
Total non-interest expense	39,697		39,157		35,637		34,672		34,692

Income (loss) before income taxes	1,362		(7,945)		6,979		3,958		2,752
Provision (benefit) for income taxes	80		(3,050)		1,470		924		420

Net income (loss)	$1,282		$(4,895)		$5,509		$3,034		$2,332

PER COMMON SHARE DATA:
Basic earnings (loss) per share	$0.01		$(0.29)		$0.25		$0.14		$0.11
Diluted earnings (loss) per share	0.01		(0.29)		0.25		0.14		0.11
Cash dividends declared	0.00		0.00		0.025		0.00		0.00
Book value at period end	4.07		4.09		4.39		4.07		3.82
BALANCE SHEET AND OTHER DATA:
Total assets	$948,974		$970,026		$966,929		$904,878		$895,992
Loans and loans held for sale, net of unearned income	678,181		722,904		707,108		636,155		589,435
Allowance for loan losses	19,765		19,685		8,910		7,252		8,092
Investment securities available for sale	164,811		131,272		126,781		140,582		172,223
Investment securities held to maturity	7,824		11,611		15,894		18,533		20,657
Deposits	801,216		786,011		694,956		710,439		741,755
Total borrowings	27,385		64,664		146,863		95,200		63,122
Stockholders’ equity	107,058		107,254		113,252		90,294		84,684
Full-time equivalent employees	348		345		353		351		369
SELECTED FINANCIAL RATIOS:
Return on average total equity	1.19%		(4.33)%		5.93%		3.51%		2.74%
Return on average assets	0.13		(0.51)		0.62		0.34		0.27
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	84.64		91.97		101.75		89.54		79.46
Ratio of average total equity to average assets	11.25		11.72		10.40		9.79		9.73
Common stock cash dividends as a percent of net income available to common shareholders	—		—		9.92		—		—
Interest rate spread	3.51		3.37		3.21		2.54		2.67
Net interest margin	3.79		3.72		3.64		3.06		3.12
Allowance for loan losses as a percentage of loans and loans held for sale, net of unearned income, at period end	2.91		2.72		1.26		1.14		1.37
Non-performing assets as a percentage of loans, loans held for sale and other real estate owned, at period end	2.12		2.53		0.65		0.83		0.39
Net charge-offs as a percentage of average loans and loans held for sale	0.74		0.60		0.20		0.19		0.16
Ratio of earnings to fixed charges and preferred dividends:(1)
Excluding interest on deposits	1.49	X	(1.12	)X	3.17	X	2.60	X	1.93	X
Including interest on deposits	1.10		0.53		1.37		1.16		1.12
Cumulative one year interest rate sensitivity gap ratio, at period end	1.13		1.08		1.10		0.90		0.85

(1)	The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of AmeriServ Financial, Inc. (AmeriServ) should be read in conjunction with the consolidated financial statements of AmeriServ Financial, Inc. including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

2010 SUMMARY OVERVIEW:

On January 25, 2011, AmeriServ Financial, Inc. (ASRV) released its financial results for the fourth quarter of 2010 and for the full year of 2010. Net income for the fourth quarter was reported at $1,114,000 or $0.04 per share. This represents the fifth consecutive quarter of improved financial performance for ASRV and is an 83% increase over the third quarter of 2010 and a $2,793,000 increase in absolute dollars over the fourth quarter of 2009. These fourth quarter improved results enabled AmeriServ to record net income for the full year of 2010 of $1,282,000 or $0.01 per share. This performance produced a net income improvement of $6,177,000 over 2009, as each of the last three quarters of 2010 surpassed the same quarters of 2009 by a wide margin.

This improvement cannot be attributed to a strong recovery of the national or regional economy as regional loan demand remains weak and regional unemployment remained well above 9% during the entire year. Rather, we believe that the improvement at ASRV is the result of Board and management actions recognizing that in a troubled economy it is important to introduce special monitoring activities to protect the franchise. The Asset Quality Task Force continues to meet weekly so as to recognize any weakness in specific loans. This vigilance provides an opportunity to both assist the borrower where possible and also to take the necessary steps to keep ASRV strong. The Asset Liability Management Committee also convenes regularly to measure the strength of capital and the necessary depth of liquidity. But perhaps most important of all is that those ASRV community bankers, who meet with customers regularly, continue to provide competitive banking products as well as helpful counsel. We understand that it is our responsibility to always provide our customers with a strong company, but side-by-side with friendly personal service. This has been the formula that has produced our improved performance in 2010.

A few years ago we promised that ASRV was going to return to its old fashioned community banking roots. That promise lies behind many of our activities in 2010. Specifically,

•

During 2010 ASRV provided $96 million for residential mortgages to our neighbors in this region. It was a record year for the ASRV mortgage bankers, and we and the local families they have helped salute their efforts.

•

During 2010 ASRV opened a new branch bank on busy North Atherton Street in State College, Pennsylvania. This full service bank is already welcoming many new customers who have been attracted to a well located bank eager to serve them.

•

During 2010 our Commercial Banking Division was completely reorganized so as to provide the small and medium sized businesses in our region with quick access to responsive and professional relationship managers. We want every business in our market to know that we want their business and that our professionals will go the extra mile to get it, and keep it.

•

While working to push this positive agenda ahead, ASRV has also been rebuilding internally. During 2010 ASRV conducted nationwide executive searches to find new leadership for AmeriServ’s Trust Company and the Commercial Banking Division of AmeriServ Financial Bank. We were pleased with the quality of the new executives we hired. Each of these executives has a strong record of achievement in previous assignments and is already focusing on a productive and profitable future for both of these key activities.

It is especially important that we call to your attention our continuing plan to provide resources to AmeriServ’s Trust Company in support of its new strategic direction. The size and scope of this wholly owned subsidiary provides the corporation with more customer service wealth management opportunities than many of our peers enjoy.

We do want you to know that we are quite aware of the economic challenges faced by our region and by America itself. It is this realistic view of conditions that has caused us to emphasize the need to make ASRV strong and safe. The capital levels at ASRV have been, and continue to be, well above any requirement of the Pennsylvania Department of Banking or the Federal Reserve Bank of Philadelphia. Additionally, ASRV has been careful to build and maintain a high level of liquidity during these volatile times when even the safety of the debt instruments of sovereign nations has been called into question. We have also consistently maintained a strong loan loss reserve to provide a buffer against the recession driven problems which have beset many struggling individuals and commercial enterprises. As of December 31, 2010, our allowance for loan losses was 138% of our total of non-performing assets irrespective of any collateral pledged to secure such loans.

It is when we consider the nature of the challenges of the economy that we are determined to not relax our vigilance. We believe that the steady improvement in our financial performance over the last year is proof positive that vigilance is important but must also be supported by strong capital and strong liquidity. We are also taking the time to position AmeriServ to have the talent and the energy to be a force in this region as the economy improves. Our motto has become strength for today with a deep reservoir of energy for tomorrow as we work to assist the communities we serve.

PERFORMANCE OVERVIEW … The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Net income (loss)	$1,282	$(4,895)	$5,509
Diluted earnings (loss) per share	0.01	(0.29)	0.25
Return on average assets	0.13%	(0.51)%	0.62%
Return on average equity	1.19	(4.33)	5.93

The Company reported net income of $1.3 million or $0.01 per diluted common share for 2010. This represents an increase of $6.2 million from the 2009 net loss of $4.9 million or $0.29 per diluted common share. Improvements in asset quality were a key factor causing our increased earnings in 2010. Proactive monitoring of our loan portfolio and problem credits allowed us to carefully adjust downward the provision for loan losses in each quarter of 2010 while still maintaining good loan loss reserve coverage ratios. Also, there was little change in total revenue in 2010 as both net interest income and non-interest income were comparable with the prior year. Non-interest expenses increased moderately in 2010 as they grew by 1.4%. Diluted earnings per share were again impacted by the preferred dividend requirement on the TARP-CPP preferred stock and accretion of discount on preferred stock, which amounted to $1.3 million and reduced the amount of net income available to common shareholders.

The Company reported a net loss of $4.9 million or $0.29 loss per diluted common share for 2009. This represented a decrease of $10.4 million from the 2008 net income of $5.5 million or $0.25 per diluted common share. An increased provision for loan losses, reduced non-interest income, and higher non-interest expenses were the main factors causing the decrease in net income in 2009. These negative items more than offset good growth in net interest income that resulted from solid loan and deposit growth within our retail Bank in 2009 and effective balance sheet management in a declining interest rate environment.

NET INTEREST INCOME AND MARGIN … The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table summarizes the Company’s net interest income performance for each of the past three years:

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$44,831	$47,455	$47,819
Interest expense	12,489	15,021	18,702

Net interest income	32,342	32,434	29,117
Net interest margin	3.79%	3.72%	3.64%

2010 NET INTEREST PERFORMANCE OVERVIEW … The Company’s net interest income declined modestly in 2010 by only $92,000 or 0.28% when compared to 2009. Careful management of funding costs during a period when interest revenues declined and the balance sheet contracted allowed the Company to increase its net interest margin by seven basis points to average 3.79% for the full year of 2010. This solid net interest margin performance is reflective of the Company’s strong liquidity position and its ability to reduce its funding costs during a period of deposit growth. Specifically, total deposits averaged $803 million for the full year of 2010, an increase of $41 million or 5.3% over 2009. Growth in non-interest bearing demand deposits was even greater at 7.4%. The Company believes that uncertainties in the economy have contributed to growth in money market accounts, certificates of deposit and demand deposits as consumers and businesses have looked for safety in well capitalized community banks like AmeriServ Financial. Overall, total loans and loans held for sale have declined by $45 million or 6.2% since December 31, 2009 as the Company has successfully focused on reducing its commercial real estate exposure and non-performing assets during this period of economic weakness. We expect the declining commercial real estate trend to continue during the first half of 2011. Additionally, our pipelines for new commercial and industrial lending opportunities continue to be thin. Consequently, we expect to book fewer new commercial loans, which will cause the loan portfolio to shrink further through normal amortization and some anticipated early loan pay-offs. This will put pressure on our net interest income and margin.

COMPONENT CHANGES IN NET INTEREST INCOME: 2010 VERSUS 2009 … Regarding the separate components of net interest income, the Company’s total interest income in 2010 decreased by $2.6 million when compared to 2009. This decrease was due to an 18 basis point decline in the earning asset yield to 5.26%, and a $9.9 million decrease in average earning assets due to the previously mentioned decline in loans. Investment securities have grown over this period, but not enough to absorb the overall decline in total loans. Within the earning asset base, the yield on the total loan portfolio decreased by 14 basis points to 5.58% while the yield on total investment securities dropped by 54 basis points to 3.54%. Both of these yield declines reflect the impact of the lower interest rate environment that has now been in place for over 2 years. New investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing. Also the asset mix shift with fewer dollars invested in loans and more dollars invested in lower yielding short duration investment securities also negatively impacts the earning asset yield. Overall, the decline in loans combined with deposit growth caused the Company’s loan to deposit ratio to average 87.3% in 2010 compared to 95.1% in 2009.

The Company’s total interest expense for 2010 decreased by $2.5 million, or 16.9%, when compared to 2009. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 32 basis points to 1.75%. Management’s decision to reduce interest rates paid on all deposit categories has not had any negative impact on deposit growth as consumers have sought the safety provided by well-capitalized community banks like AmeriServ Financial. This decrease in funding costs was aided by a drop in interest expense associated with an $11.1 million decrease in the volume of interest bearing liabilities. Specifically, the average balance of all FHLB borrowings declined by $43.1 million, but was partially offset by a $32 million increase in interest bearing deposits. Additionally, the Company’s funding mix also benefited from an $8.5 million increase in non-interest bearing demand deposits. Overall, in 2010 the Company had the discipline to further reduce its reliance on borrowings as a funding source as wholesale borrowings averaged only 2.3% of total assets. The Company also does not use brokered certificates of deposit as a funding source.

2009 NET INTEREST PERFORMANCE OVERVIEW … The Company’s net interest income in 2009 increased by $3.3 million, or 11.4%, from 2008 and the net interest margin rose by 8 basis points to 3.72% over the same comparative period. The increased net interest income and margin resulted from a combination of good balance sheet growth and the pricing benefits achieved from a steeper yield curve in 2009. Specifically, total loans averaged $725 million in 2009, an increase of $83 million or 13.0% over 2008. This growth caused overall loan interest revenue to increase in 2009 despite the lower interest rate environment. The Company’s strong liquidity position had been supported by total deposits that averaged $763 million in 2009, an increase of $68 million or 9.8% over 2008. The Company believed that uncertainties in the financial markets and the economy has contributed to growth in money market accounts, certificates of deposit, and demand deposits as consumers looked for safety in well capitalized community banks like AmeriServ Financial Bank. Additionally, the Company benefited from a favorable $3.7 million decline in interest expense caused by the more rapid downward repricing of both deposits and Federal Home Loan Bank borrowings due to the market decline in short-term interest rates.

COMPONENT CHANGES IN NET INTEREST INCOME: 2009 VERSUS 2008 … Regarding the separate components of net interest income, the Company’s total interest income in 2009 decreased by $364,000 when compared to 2008. This decrease was due to a 52 basis point decline in the earning asset yield to 5.44%, that was partially mitigated by a $79 million increase in average earning assets due to the previously mentioned strong loan growth. Within the earning asset base, the yield on the total loan portfolio decreased by 65 basis points to 5.72% and reflected the lower interest rate environment in 2009 as the Federal Reserve had reduced the federal funds rate by approximately 200 basis points in response to the financial market crisis that hit in the third quarter 2008. The total investment securities yield decreased by 5 basis points to 4.08% while the yield on short-term money market funds dropped by 161 basis points to 0.35%. Both of these yield drops reflected the lower interest rate environment in 2009.

The $79 million, or 9.9%, increase in the volume of average earning assets was due to an $83 million, or 13.0%, increase in average loans, partially offset by a $7 million, or 4.9%, decrease in average investment securities. This loan growth was driven by increased commercial real estate loans as a result of successful new business development efforts, particularly in the suburban Pittsburgh market. The Company found increased commercial lending opportunities in the Pittsburgh market in the second half of 2008 and first half of 2009 due to the retrenchment of several larger competitors as a result of the turmoil in the financial markets. This loan growth caused the Company’s loan to deposit ratio to average 95.1% in 2009 compared to 92.4% in 2008. The decline in investment securities was caused by the call of certain agency securities and ongoing cash flow from mortgage-backed securities. The Company had elected to utilize this cash from lower yielding investment securities to fund higher yielding loans in an effort to improve the Company’s earning asset yield and net interest margin. The Company did not expect the investment securities portfolio to shrink any further in order to maintain sufficient security balances for pledging purposes.

The Company’s total interest expense for 2009 decreased by $3.7 million, or 19.7%, when compared to 2008. This decrease in interest expense was due to a lower cost of funds as the cost of both deposits and borrowings repriced downward with the reductions in short-term interest rates. Specifically, the cost of interest bearing deposits declined by 67 basis points to 2.02%, while the cost of all FHLB borrowings dropped by 106 basis points to 1.22%. This decrease in funding costs more than offset the additional interest expense associated with a $46 million increase in the volume of interest bearing liabilities due to the previously mentioned deposit growth. Additionally, the Company’s funding mix benefited from a $3.9 million increase in non-interest bearing demand deposits. Overall, in 2009 the Company had the discipline to further reduce its reliance on borrowings as a funding source as wholesale borrowings averaged only 6.7% of total assets. The Company did not use brokered certificates of deposit as a funding source.

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

	YEAR ENDED DECEMBER 31,
	2010			2009			2008
	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$701,502	$39,129	5.58%	$725,241	$41,488	5.72%	$641,766	$41,100	6.37%
Deposits with banks	1,795	1	0.06	1,782	4	0.23	583	13	2.23
Federal funds sold	4,375	16	0.37	490	1	0.11	114	4	3.54
Short-term investment in money market funds	3,834	4	0.10	9,022	30	0.35	7,136	140	1.96
Investment securities:
Available for sale	151,691	5,281	3.48	131,804	5,340	4.05	136,344	5,770	4.03
Held to maturity	9,574	433	4.52	14,346	630	4.36	17,292	875	5.06

Total investment securities	161,265	5,714	3.54	146,150	5,970	4.08	153,636	6,645	4.13

TOTAL INTEREST EARNING ASSETS/ INTEREST INCOME	872,771	44,864	5.26	882,685	47,493	5.44	803,235	47,902	5.96

Non-interest earning assets:
Cash and due from banks	15,297			14,498			16,786
Premises and equipment	10,212			9,213			9,333
Other assets	80,206			72,574			72,249
Allowance for loan losses	(21,218)			(13,382)			(7,837)

TOTAL ASSETS	$957,268			$965,588			$893,766

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$58,118	$176	0.30%	$62,494	$256	0.41%	$64,683	$654	1.01%
Savings	77,381	397	0.51	72,350	530	0.73	70,255	535	0.76
Money market	186,560	1,622	0.87	169,823	2,437	1.44	107,843	2,417	2.24
Other time	358,472	8,750	2.44	343,841	9,886	2.88	341,185	12,074	3.54

Total interest bearing deposits	680,531	10,945	1.61	648,508	13,109	2.02	583,966	15,680	2.69

Federal funds purchased and other short-term borrowings	3,119	22	0.71	21,028	140	0.67	71,636	1,403	1.96
Advances from Federal Home Loan Bank	18,694	402	2.15	43,934	652	1.48	11,725	499	4.26
Guaranteed junior subordinated deferrable interest debentures	13,085	1,120	8.57	13,085	1,120	8.57	13,085	1,120	8.57

TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	715,429	12,489	1.75	726,555	15,021	2.07	680,412	18,702	2.75

Non-interest bearing liabilities:
Demand deposits	122,963			114,473			110,601
Other liabilities	11,188			11,428			9,816
Stockholders’ equity	107,688			113,132			92,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$957,268			$965,588			$893,766

Interest rate spread			3.51			3.37			3.21
Net interest income/net interest margin		32,375	3.79%		32,472	3.72%		29,200	3.64%
Tax-equivalent adjustment		(33)			(38)			(83)

Net interest income		$32,342			$32,434			$29,117

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

	2010 vs. 2009			2009 vs. 2008
	INCREASE (DECREASE) DUE TO CHANGE IN:			INCREASE (DECREASE) DUE TO CHANGE IN:
	AVERAGE VOLUME	RATE	TOTAL	AVERAGE VOLUME	RATE	TOTAL
	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$(1,350)	$(1,009)	$(2,359)	$1,146	$(758)	$388
Deposits with banks	—	(3)	(3)	15	(24)	(9)
Federal funds sold	3	—	3	9	(12)	(3)
Short-term investments in money market funds	(16)	2	(14)	(78)	(32)	(110)
Investment securities:
Available for sale	805	(864)	(59)	(156)	(274)	(430)
Held to maturity	(216)	19	(197)	(265)	20	(245)

Total investment securities	589	(845)	(256)	(421)	(254)	(675)

Total interest income	(774)	(1,855)	(2,629)	671	(1,080)	(409)

INTEREST PAID ON:
Interest bearing demand deposits	(17)	(63)	(80)	(410)	12	(398)
Savings deposits	40	(173)	(133)	(5)	—	(5)
Money market	270	(1,085)	(815)	526	(506)	20
Other time deposits	439	(1,575)	(1,136)	(2,158)	(30)	(2,188)
Federal funds purchased and other short-term borrowings	(127)	9	(118)	(1,916)	653	(1,263)
Advances from Federal Home Loan Bank	(1,248)	998	(250)	1,046	(893)	153

Total interest expense	(643)	(1,889)	(2,532)	(2,917)	(764)	(3,681)

Change in net interest income	$(131)	$34	$(97)	$3,588	$(316)	$3,272

LOAN QUALITY … AmeriServ Financial’s written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. The Company’s policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. The Company has also identified three pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for small business loans $250,000 or less, residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment. The following table sets forth information concerning AmeriServ’s loan delinquency and other non-performing assets.

	AT DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Total loan past due 30 to 89 days	$2,791	$11,408	$4,396
Total non-accrual loans	12,289	17,116	3,377
Total non-performing assets including TDR(1)	14,364	18,337	4,572
Loan delinquency as a percentage of total loans and loans held for sale, net of unearned income	0.41%	1.58%	0.62%
Non-accrual loans as a percentage of total loans and loans held for sale, net of unearned income	1.81	2.37	0.48
Non-performing assets as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	2.12	2.53	0.65
Non-performing assets as a percentage of total assets	1.51	1.89	0.47
Total classified loans (loans rated substandard or doubtful)	$39,627	$48,587	$13,235

(1)	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company realized asset quality improvements in 2010. These improvements are evidenced by reduced delinquency and lower levels of non-performing assets and classified loans. Specifically, there was an $11 million decrease in non-performing assets during the fourth quarter of 2010. Only $1 million of this decline in non-performing assets related to actual loan losses realized through net charge-offs. The largest item responsible for the lower level of non-performing assets in 2010 was the removal of a $9 million commercial loan relationship to a borrower in the restaurant industry from non-accrual status due to continued operating performance improvement. Classified loans also favorably dropped by $9.5 million in 2010 but still remain high by historical standards. This is due to the downgrade of the rating classification of numerous commercial loans that are experiencing operating weakness in the recessionary economy but are still performing. While we are pleased that total loan delinquency dropped back below 1.0% in 2010, we continue to closely monitor the portfolio given the recessionary economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of December 31, 2010, the 25 largest credits represented 33.2% of total loans outstanding.

ALLOWANCE AND PROVISION FOR LOAN LOSSES … As described in more detail in the Critical Accounting Policies and Estimates section of this MD&A, the Company uses a comprehensive methodology and procedural discipline to maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The allowance consists of three elements: 1) an allowance established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors, which include delinquency and non-performing loan trends, economic trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy, financial information, and documentation exceptions, and 3) a general risk reserve which provides support for variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the Company’s loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. The qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company’s management to establish allocations that accommodate each of the listed risk factors. The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended.

YEAR ENDED DECEMBER 31,
2010	2009	2008	2007	2006
(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year	$19,685	$8,910	$7,252	$8,092	$9,143
Charge-offs:
Commercial	(835)	(3,810)	(405)	(934)	(769)
Commercial loans secured by real estate	(4,221)	(840)	(811)	(12)	(2)
Real estate-mortgage	(293)	(128)	(132)	(79)	(76)
Consumer	(282)	(352)	(365)	(307)	(397)

Total charge-offs	(5,631)	(5,130)	(1,713)	(1,332)	(1,244)

Recoveries:
Commercial	226	601	299	40	115
Commercial loans secured by real estate	48	14	39	38	41
Real estate-mortgage	42	27	26	12	19
Consumer	145	113	82	102	143

Total recoveries	461	755	446	192	318

Net charge-offs	(5,170)	(4,375)	(1,267)	(1,140)	(926)
Provision for loan losses	5,250	15,150	2,925	300	(125)

Balance at end of year	$19,765	$19,685	$8,910	$7,252	$8,092

Loans and loans held for sale, net of unearned income:
Average for the year	$701,502	$725,241	$644,896	$610,685	$567,435
At December 31	678,181	722,904	707,108	636,155	589,435
As a percent of average loans and loans held for sale:
Net charge-offs	0.74%	0.60%	0.20%	0.19%	0.16%
Provision for loan losses	0.75	2.09	0.45	0.05	(0.02)
Allowance as a percent of each of the following:
Total loans and loans held for sale, net of unearned income	2.91	2.72	1.26	1.14	1.37
Total delinquent loans (past due 30 to 89 days)	708.17	172.55	202.68	203.77	270.54
Total non-accrual loans	160.83	115.01	263.84	138.45	353.98
Total non-performing assets	137.60	107.35	194.88	137.35	225.15
Allowance as a multiple of net charge-offs	3.82	x	4.50	x	7.03	x	6.36	x	8.74	x

For the year-ended December 31, 2010, the Company recorded a $5.3 million provision for loan losses compared to a $15.2 million provision for the 2009 year, or a decrease of $9.9 million. Proactive monitoring of our asset quality has allowed us to carefully adjust downward the provision for loan losses in each quarter of 2010 while still maintaining solid loan loss reserve coverage ratios. We actively identify and seek prompt resolution to problem credits in order to limit actual losses. Actual credit losses realized through charge-offs in 2010 approximated the provision levels, but are higher than 2009. For 2010, net charge-offs amounted to $5.2 million or 0.74% of total loans compared to net charge-offs of $4.4 million or 0.60% of total loans for 2009. The higher charge-offs in 2010 largely relate to two non-performing commercial real-estate loans, one of which was completely resolved in the first quarter ($1.2 million charge-off) and the second of which relates to a student housing project ($2.4 million charge-off) which the Company fully resolved through a note sale during the fourth quarter of 2010. In summary, the allowance for loan losses provided 145% coverage of non-performing loans and was 2.91% of total loans at December 31, 2010, compared to 115% of non-performing loans and 2.72% of total loans at December 31, 2009.

The Company appropriately strengthened its allowance for loan losses in 2009 in response to deterioration in asset quality. This deterioration in asset quality in 2009 was evidenced by higher levels of non-performing loans and classified loans than in 2008 and reflected the results of a comprehensive review of loans in the commercial loan and commercial real estate portfolio in the second half of 2009. Overall, the Company recorded a $15.2 million provision for loan losses in 2009, compared to a $2.9 million provision for 2008, or an increase of $12.2 million. Actual credit losses realized through charge-off, however, were well below the provision level, but higher than in 2008. For 2009, net charge-offs amounted to $4.4 million or 0.60% of total loans, compared to net charge-offs of $1.3 million or 0.20% of total loans for 2008. Of the 2009 net charge-offs, $3.3 million was realized in the fourth quarter and reflected the resolution of one of the Company’s larger non-performing loans.

The following schedule sets forth the allocation of the allowance for loan losses among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

	AT DECEMBER 31,
	2010		2009		2008		2007		2006
	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO LOANS
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$3,851	11.5%	$4,756	13.3%	$2,841	15.6%	$2,074	18.7%	$2,361	15.6%
Commercial loans secured by real estate	12,717	54.6	12,692	54.9	4,467	50.0	3,632	44.8	3,546	45.8
Real estate-mortgage	1,117	31.1	1,015	29.2	1,004	31.1	979	33.9	1,206	35.6
Consumer	206	2.8	204	2.6	246	3.3	172	2.6	218	3.0
Allocation to general risk	1,874	—	1,018	—	352	—	395	—	761	—

Total	$19,765	100.0%	$19,685	100.0%	$8,910	100.0%	$7,252	100.0%	$8,092	100.0%

Even though residential real estate-mortgage loans comprise 31.1% of the Company’s total loan portfolio, only $1,117,000 or 5.7% of the total allowance for loan losses is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company’s five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company’s historical loss experience in these categories, and other qualitative factors.

Based on the Company’s allowance for loan loss methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the allowance for loan losses was adequate at December 31, 2010 to cover losses within the Company’s loan portfolio.

NON-INTEREST INCOME … Non-interest income for 2010 totalled $14.0 million; an increase of $39,000, or 0.3%, from 2009. Factors contributing to this relatively stable level of non-interest income in 2010 included:

•

a $485,000, or 17.5% decrease in service charges on deposit accounts in 2010. Customers have maintained higher balances in their checking accounts, which have resulted in fewer overdraft fees in 2010. Additionally, regulatory changes which took effect in mid-August and are designed to limit customer overdraft fees on debit card transactions also negatively impacted deposit service charges.

•

a $307,000, or 47.2%, increase in gains realized on residential mortgage loan sales into the secondary market in 2010. As a result of another strong year of mortgage purchase and refinance activity in the Company’s primary market, there were $69 million of residential mortgage loans sold into the secondary market in 2010. Overall, the Company sold approximately 68% of its new residential mortgage loan production into the secondary market in order to help manage long term interest rate risk.

•

a $217,000, or 7.6% increase in other income resulting from the increased residential mortgage loan production due to higher underwriting, appraisal and document preparation fees. The Company also benefitted from increased letter of credit fees and interchange revenue in 2010.

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

NON-INTEREST EXPENSE … Non-interest expense for 2010 totalled $39.7 million; a $540,000, or 1.4%, increase from 2009. Factors contributing to the higher non-interest expense in 2010 included:

•

a $1.1 million, or 5.2%, increase in salaries and employee benefits expense due to higher medical insurance costs, increased pension expense, and greater incentive compensation expense reflecting increased commission payments related to the residential mortgage activity.

•

Other expense decreased by $613,000 primarily due to higher credit related costs in the prior year. Specifically, other real estate owned expense decreased by $749,000 due to the write-down and operating costs associated with an increased number of other real-estate owned properties in 2009.

•	a $331,000 or 8.2% increase in professional fees due to increased consulting expenses and recruitment costs in the Trust company and higher legal fees and loan workout costs at the Company.

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

•	a $1.3 million, or 6.8%, increase in salaries and employee benefits expense due to higher sales, related incentive compensation, normal merit increases, severance costs and greater pension expense.

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

INCOME TAX EXPENSE … The Company recorded income tax expense of $80,000 or 5.9% effective tax rate in 2010 compared to income tax benefit of $3.1 million or an effective tax rate of 38.4% in 2009. The income tax expense recorded in 2008 was $1.5 million or an effective tax rate of 21.1%. The Company was able to record a lower effective tax rate in all periods due to tax-free revenue from BOLI. BOLI is the Company’s largest source of tax-free income. The Company’s deferred tax asset was $16.1 million at December 31, 2010 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

SEGMENT RESULTS … Retail banking’s net income contribution was $1.3 million in 2010 compared to $948,000 in 2009 and $2.7 million in 2008. The increased net income in 2010 was due to increased net interest income resulting from a combination of increased deposit balances and lower deposit costs. This exceeded an increased level of non-interest expense. Non-interest income was consistent between years as increased gains on residential mortgage loan sales into the secondary market were offset by reduced deposit service charges. The lower 2009 net income performance is reflective of increases in FDIC insurance premiums, generally higher other non-interest expenses and reduced non-interest income from BOLI. These negative items more than offset increased net interest income resulting from the growth in deposits and improved revenue from residential mortgage loan sales into the secondary market.

The commercial lending segment reported net income of $497,000 in 2010 compared to a net loss of $6.4 million in 2009 and net income of $2.3 million in 2008. The increased earnings in 2010 were caused primarily by a $9.6 million reduction in the provision for loan losses due to the previously discussed improvements in asset quality. The loss in 2009, however, was caused by an increased provision for loan losses due to the strengthening of the allowance for loan losses as a result of the deterioration in asset quality experienced in 2009. The loan loss provision allocated to this segment was $12.3 million greater in 2009. Non-interest expenses also increased in 2009 due to higher other real-estate owned expenses and other loan work out related costs. These negative items more than offset an increased level of net interest income due to the commercial loan growth achieved in 2009.

The trust segment’s net income contribution was $222,000 in 2010 compared to $148,000 in 2009 and $1.3 million in 2008. The increase in net income in 2010 resulted from a decline in expenses particularly within our investment advisory subsidiary. The major reason for the decrease in 2009 was due to less wealth management revenue as a result of fewer assets under management resulting from the declines experienced in the equity and real estate markets. Specifically, the most significant decline has been in the value of real-estate assets in the

BUILD and ERECT Funds (a fund that invests union pension dollars in construction projects that utilize union labor) where the market value of assets has declined from $325 million at December 31, 2008 to $193 million at December 31, 2010. The BUILD Fund is in liquidation status. Overall, the fair market value of trust assets totaled $1.37 billion at December 31, 2010, a modest increase of $8.4 million, or 0.6%, from the December 31, 2009 total of $1.36 billion.

The investment/parent segment reported net loss of $699,000 in 2010 compared to net income of $379,000 in 2009 and a net loss of $783,000 in 2008. The weaker performance in 2010 reflects lower net interest income as declining yields in the investment securities portfolio have negatively impacted this segment. In 2009, the Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve, which caused net interest income in this segment to increase. Also, the Company realized $164,000 of investment security gains in 2009 compared to losses of $95,000 realized in 2008

For greater discussion on the future strategic direction of the Company’s key business segments, see “Management’s Discussion and Analysis—Forward Looking Statements.”

BALANCE SHEET … The Company’s total consolidated assets were $949 million at December 31, 2010, which was down by $21 million or 2.2% from the $970 million level at December 31, 2009. The Company’s loans and loan held for sale totaled $678 million at December 31, 2010, a decrease of $44.7 million or 6.2% from year-end 2009 as the Company focused on reducing its commercial real-estate loan concentration in 2010. Investment securities and short-term money market investments increased by $29.4 million in 2010 due to principal repayments in the loan portfolio being reinvested in the securities portfolio. The $1.3 million increase in premises and equipment related to the costs associated with the construction of a new branch office in the State College market.

The Company’s deposits totaled $801 million at December 31, 2010, which was $15.2 million or 1.9% higher than December 31, 2009, due to an increase in almost all deposit categories. We believe that uncertainties in the financial markets and the economy have contributed to a second consecutive year of growth in our deposits as consumers have looked for safety in well capitalized community banks like AmeriServ Financial Bank. As a result of this deposit growth and asset shrinkage, we were able to reduce FHLB borrowings by $37.3 million during 2010. Total FHLB borrowings now represent 1.5% of total assets compared to 5.3% at December 31, 2009. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 16.54% and an asset leverage ratio of 11.20% at December 31, 2010. The Company’s book value per common share was $4.07, its tangible book value per common share was $3.46, and its tangible common equity to tangible assets ratio was 7.94% at December 31, 2010.

LIQUIDITY … The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past two years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was used to either fund loan growth (2009) or paydown borrowings (2010). We strive to operate our loan to deposit ratio in a range of 85% to 95%. At December 31, 2010, the Company’s loan to deposit ratio was 84.6%. Given further expected net loan paydowns in the first half of 2011, we expect to more actively purchase mortgage backed investment securities to replace this cash flow.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $7.0 million from December 31, 2009, to December 31, 2010, due to $22.1 million of cash used in financing activities. This was partially offset by $12.4 million of cash provided by investing activities and $2.7 million of cash provided by operating activities. Within investing activities, cash advanced for new loan fundings and purchases totalled $86.9 million and was $42.8 million lower than the $129.7 million of cash received from loan principal payments and sales. Cash used for new investment security purchases exceeded maturities and sales by $29.8 million. Within financing activities, deposits increased by $16.3 million, which was used to help pay down short-term borrowings by $21.2 million.

The holding company had a total of $16.7 million of cash, short-term investments, and securities at December 31, 2010, which was down $3.2 million from the year-end 2009 total. We have elected to retain $14 million of the total $21 million in funds received from the preferred stock issued to the U.S. Treasury in connection with our participation in TARP’s Capital Purchase Program (CPP) at the holding company to provide us with greater liquidity and financial flexibility. ($7 million of the CPP funds were downstreamed to our subsidiary Bank over the past two years to help the Bank maintain compliance with our own internal capital guidelines.) Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At December 31, 2010, however, the subsidiary Bank did not have any cash available for immediate dividends to the holding company under the applicable regulatory formulas because of the loss it incurred in 2009. We presently expect that the Bank will return to dividend paying capacity sometime in the second half of 2011. As such, the holding company will continue to use its ample supply of cash and short-term investments to meet its trust preferred debt service requirements and preferred stock dividends, which approximate $2.1 million annually.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, and short-term investments in money market funds. These assets totaled $29 million at December 31, 2010 and $33 million at December 31, 2009. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary Bank is a member of the Federal Home Loan Bank, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate. At December 31, 2010, the Company had $244 million of overnight borrowing availability at the FHLB, $36 million of short-term borrowing availability at the Federal Reserve Bank and $23 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES … The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.20%, the Tier 1 capital ratio was 15.27%, and the risk based capital ratio was 16.54% at December 31, 2010. Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios. At December 31, 2010, accumulated other comprehensive loss amounted to $4.9 million. The Company’s tangible equity to assets ratio was 10.05% and its tangible common equity to assets ratio was 7.94% at December 31, 2010. We anticipate that our strong capital ratios will increase further in 2011 due to the retention of all earnings, which will be partially offset by preferred dividend requirements and limited balance sheet growth.

Our decision to accept the $21 million CPP preferred stock investment in December 2008 did strengthen our capital ratios. However as a result of this decision, for a period of three years we are no longer permitted to repurchase stock or declare and pay common dividends without the consent of the U.S. Treasury. The Company presently does not expect to repay any portion of the CPP preferred stock investment prior to 2012 given the slowness of the economic recovery and the need for the Bank to achieve sustained profitability.

INTEREST RATE SENSITIVITY … Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company’s net interest income, net income and capital. The management and measurement of interest rate risk at the Company is performed by using the following tools: 1) simulation modeling, which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling incorporates assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis, and 3) static GAP analysis, which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. The overall interest rate risk position and strategies are reviewed by senior management and the Company’s Board of Directors on an ongoing basis.

The following table presents a summary of the Company’s static GAP positions at December 31, 2010:

INTEREST SENSITIVITY PERIOD	3 MONTHS OR LESS		OVER 3 MONTHS THROUGH 6 MONTHS		OVER 6 MONTHS THROUGH 1 YEAR		OVER 1 YEAR		TOTAL
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$202,515		$52,899		$86,290		$316,712		$658,416
Investment securities	18,276		9,075		15,364		129,920		172,635
Short-term assets	5,177		—		—		—		5,177
Regulatory stock	7,233		—		—		2,125		9,358
Bank owned life insurance	—		—		34,466		—		34,466

Total rate sensitive assets	$233,201		$61,974		$136,120		$448,757		$880,052

RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing deposits	$—		$—		$—		$127,870		$127,870
NOW	4,442		—		—		54,764		59,206
Money market	150,631		—		—		22,603		173,234
Other savings	19,190		—		—		57,572		76,762
Certificates of deposit of $100,000 or more	12,796		21,695		5,321		10,996		50,808
Other time deposits	87,089		27,543		47,069		151,635		313,336

Total deposits	274,148		49,238		52,390		425,440		801,216
Borrowings	4,565		15		29		22,776		27,385

Total rate sensitive liabilities	$278,713		$49,253		$52,419		$448,216		$828,601

INTEREST SENSITIVITY GAP:
Interval	(45,512)		12,721		83,701		541		—
Cumulative	$(45,512)		$(32,791)		$50,910		$51,451		$51,451

Period GAP ratio	0.84	X	1.26	X	2.60	X	1.00	X
Cumulative GAP ratio	0.84		0.90		1.13		1.06
Ratio of cumulative GAP to total assets	(4.80)%		(3.46)%		5.36%		5.42%

When December 31, 2010, is compared to December 31, 2009, there has been limited change in the Company’s modestly positive cumulative GAP ratio through one year. While the Company does have a negative GAP position through six months, the absolute low level of rates makes this table more difficult to analyze since there is little room for certain liabilities to reprice downward further.

Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company’s asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/-7.5%, which include interest rate movements of 200 basis points. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	2.1%	2.9%
100 bp increase	2.4	3.8
100 bp decrease	(7.4)	(12.0)

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

Within the investment portfolio at December 31, 2010, 95% of the portfolio is classified as available for sale and 5% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are 27 securities that are temporarily impaired at December 31, 2010. The Company reviews its securities quarterly and has asserted that at December 31, 2010, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market. The Company also periodically sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year 2010, 68% of all residential mortgage loan production was sold into the secondary market.

The amount of loans outstanding by category as of December 31, 2010, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

	ONE YEAR OR LESS	MORE THAN ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL LOANS
	(IN THOUSANDS, EXCEPT RATIOS)
Commercial	$25,974	$42,570	$9,778	$78,322
Commercial loans secured by real estate	50,585	175,024	144,766	370,375
Real estate-mortgage	61,058	79,725	69,945	210,728
Consumer	4,383	9,345	5,505	19,233

Total	$142,000	$306,664	$229,994	$678,658

Loans with fixed-rate	$86,442	$174,361	$101,617	$362,420
Loans with floating-rate	55,558	132,303	128,377	316,238

Total	$142,000	$306,664	$229,994	$678,658

Percent composition of maturity	20.9%	45.2%	33.9%	100.0%
Fixed-rate loans as a percentage of total loans				53.4%
Floating-rate loans as a percentage of total loans				46.6%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

CONTRACTUAL OBLIGATIONS … The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	PAYMENTS DUE IN
	NOTE REFERENCE	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL
	(IN THOUSANDS)
Deposits without a stated maturity	8	$437,072	$—	$—	$—	$437,072
Certificates of deposit*	8	206,430	117,568	22,979	39,443	386,420
Borrowed funds*	10	4,641	9,673	186	589	15,089
Guaranteed junior subordinated deferrable interest debentures*	10	—	—	—	29,947	29,947
Pension obligation	14	1,500	—	—	—	1,500
Lease commitments	15	959	1,337	948	2,704	5,948

*	Includes interest based upon interest rates in effect at December 31, 2010. Future changes in market interest rates could materially affect contractual amounts to be paid.

OFF BALANCE SHEET ARRANGEMENTS … The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The

Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $84.9 million and standby letters of credit of $11.5 million as of December 31, 2010. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2010, the Company had $18 million in interest rate swaps outstanding.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES … The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, goodwill, income taxes, and investment securities are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $16.6 million, or 84%, of the total allowance for loan losses at December 31, 2010 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

The fair value of acquired assets and liabilities, including the resulting goodwill, was based either on quoted market prices or provided by other third party sources, when available. When third party information was not available, estimates were made in good faith by management primarily through the use of internal cash flow modeling techniques. The assumptions that were used in the cash flow modeling were subjective and are susceptible to significant changes. The Company routinely utilizes the services of an independent third party that is regarded within the banking industry as an expert in valuing core deposits to monitor the ongoing value and changes in the Company’s core deposit base. These core deposit valuation updates are based upon specific data provided from statistical analysis of the Company’s own deposit behavior to estimate the duration of these non-maturity deposits combined with market interest rates and other economic factors.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company’s goodwill relates to value inherent in the banking and wealth management businesses, and the value is dependent upon the Company’s ability to provide quality, cost-effective services in the face of free competition from other market participants on a regional basis. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of the Company’s services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted and the loyalty of the Company’s deposit and customer base over a longer time frame. The quality and value of a Company’s assets is also an important factor to consider when performing goodwill impairment testing. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective value added services over sustained periods can lead to impairment of goodwill.

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. The Company’s testing in 2010 indicated that its goodwill was not impaired. However, during the third quarter of 2009, the Company did reduce the goodwill allocated to West Chester Capital Advisors (WCCA) by $547,000. This reduction resulted from a purchase price adjustment as the principals of WCCA did not fully earn a deferred contingent payment that had been accrued as a liability of the Company at the time of acquisition.

Core deposit intangibles that have a finite life are amortized over their useful life. As of December 31, 2010, all core deposit intangibles for the Company had been fully amortized.

As of December 31, 2010, goodwill was not considered impaired; however, deteriorating economic conditions could result in impairment, which could adversely affect earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2010, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2010, all of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies, the U.S. Treasury or government sponsored agencies. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

FORWARD LOOKING STATEMENTS…

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

•

Expense Rationalization — AmeriServ Financial remains focused on trying to rationalize expenses. This has not been a program of broad based cuts, but has been targeted so AmeriServ stays strong but spends less. However, this initiative takes on new importance because it is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

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

Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and hedges. The Company uses its asset liability management policy and hedging policy to control and manage interest rate risk. For information regarding the effect of changing interest rates on the Company’s net interest income and market value of its investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity.”

Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as, the obligations to depositors, debtholders and to fund operating expenses. The Company uses its asset liability management policy and contingency funding plan to control and manage liquidity risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”

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

For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity.” The Company’s principal market risk exposure is to interest rates.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2010	2009
	(IN THOUSANDS)
ASSETS
Cash and due from depository institutions	$14,160	$20,835
Interest bearing deposits	1,716	1,707
Short-term investments in money market funds	3,461	3,766

Cash and cash equivalents	19,337	26,308

Investment securities:
Available for sale	164,811	131,272
Held to maturity (market value $8,267 at December 31, 2010 and $11,996 at December 31, 2009)	7,824	11,611
Loans held for sale	7,405	3,790
Loans	671,253	719,785
Less: Unearned income	477	671
Allowance for loan losses	19,765	19,685

Net loans	651,011	699,429

Premises and equipment, net	10,485	9,229
Accrued income receivable	3,210	3,589
Goodwill	12,950	12,950
Bank owned life insurance	34,466	33,690
Net deferred tax asset	16,058	15,925
Regulatory stock	9,358	9,739
Prepaid federal deposit insurance	3,073	4,538
Other assets	8,986	7,956

TOTAL ASSETS	$948,974	$970,026

LIABILITIES
Non-interest bearing deposits	$127,870	$118,232
Interest bearing deposits	673,346	667,779

Total deposits	801,216	786,011

Short-term borrowings	4,550	25,775
Advances from Federal Home Loan Bank	9,750	25,804
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085

Total borrowed funds	27,385	64,664

Other liabilities	13,315	12,097

TOTAL LIABILITIES	841,916	862,772

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; there were 21,000 shares issued and outstanding on December 31, 2010 and 2009	20,669	20,558
Common stock, par value $0.01 per share; 30,000,000 shares authorized: 26,396,289 shares issued and 21,207,670 shares outstanding on December 31, 2010; par value $2.50 per share; 26,410,528 shares issued and 21,221,909 shares outstanding on December 31, 2009	264	264
Treasury stock at cost, 5,188,619 shares on December 31, 2010 and 2009	(68,659)	(68,659)
Capital surplus	145,045	144,984
Retained earnings	14,601	14,480
Accumulated other comprehensive loss, net	(4,862)	(4,373)

TOTAL STOCKHOLDERS’ EQUITY	107,058	107,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$948,974	$970,026

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
Taxable	$39,020	$41,359	$40,817
Tax exempt	76	91	200
Interest bearing deposits with banks	1	4	13
Short-term investments in money market funds	16	30	140
Federal funds sold	4	1	4
Investment securities:
Available for sale	5,281	5,340	5,770
Held to maturity	433	630	875

Total Interest Income	44,831	47,455	47,819

INTEREST EXPENSE
Deposits	10,945	13,109	15,680
Federal funds purchased	—	7	1
Short-term borrowings	22	133	1,402
Advances from Federal Home Loan Bank	402	652	499
Guaranteed junior subordinated deferrable interest debentures	1,120	1,120	1,120

Total Interest Expense	12,489	15,021	18,702

Net Interest Income	32,342	32,434	29,117
Provision for loan losses	5,250	15,150	2,925

Net Interest Income after Provision for Loan Losses	27,092	17,284	26,192

NON-INTEREST INCOME
Trust fees	5,571	5,648	6,731
Net gains on loans held for sale	958	651	477
Net realized gains (losses) on investment securities	157	164	(95)
Service charges on deposit accounts	2,284	2,769	3,069
Investment advisory fees	713	648	779
Bank owned life insurance	1,227	1,208	2,695
Other income	3,057	2,840	2,768

Total Non-Interest Income	13,967	13,928	16,424

NON-INTEREST EXPENSE
Salaries and employee benefits	21,602	20,526	19,217
Net occupancy expense	2,691	2,632	2,561
Equipment expense	1,680	1,692	1,677
Professional fees	4,363	4,032	3,582
Supplies, postage, and freight	997	1,117	1,252
Miscellaneous taxes and insurance	1,396	1,374	1,395
Federal deposit insurance expense	1,575	1,670	113
Amortization of core deposit intangibles	—	108	865
Federal Home Loan Bank prepayment penalties	—	—	91
Other expense	5,393	6,006	4,884

Total Non-Interest Expense	39,697	39,157	35,637

PRETAX INCOME (LOSS)	1,362	(7,945)	6,979
Provision for income taxes (benefit)	80	(3,050)	1,470

NET INCOME (LOSS)	1,282	(4,895)	5,509
Preferred stock dividends and accretion of preferred stock discount	1,161	1,158	35

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$121	$(6,053)	$5,474

(continued on next page)

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$0.01	$(0.29)	$0.25
Average number of shares outstanding	21,224	21,172	21,833
Diluted:
Net income (loss)	$0.01	$(0.29)	$0.25
Average number of shares outstanding	21,226	21,174	21,975
Cash dividends declared	$0.00	$0.00	$0.025

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,282	$(4,895)	$5,509
Other comprehensive loss, before tax:
Pension obligation change for defined benefit plan	(1,031)	(1,093)	(3,745)
Income tax effect	352	372	1,273
Unrealized holding gains on available for sale securities arising during period	446	1,018	3,280
Income tax effect	(152)	(346)	(1,115)
Reclassification adjustment for (gains) losses on available for sale securities included in net income (loss)	(157)	(164)	95
Income tax effect	53	56	(32)

Other comprehensive loss	(489)	(157)	(244)

Comprehensive income (loss)	$793	$(5,052)	$5,265

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period	$20,558	$20,447	$20,447
Accretion of preferred stock discount	111	111	—

Balance at end of period	20,669	20,558	20,447

COMMON STOCK
Balance at beginning of period	264	65,794	65,700
New shares issued for dividend reinvestment plan	—	51	94
Change in par value (from $2.50 per share to $0.01 per share)	—	(65,582)	—
Restricted stock	—	1	—

Balance at end of period	264	264	65,794

TREASURY STOCK
Balance at beginning of period	(68,659)	(68,659)	(65,824)
Treasury stock, purchased at cost (1,097,700 shares)	—	—	(2,835)

Balance at end of period	(68,659)	(68,659)	(68,659)

CAPITAL SURPLUS
Balance at beginning of period	144,984	79,353	78,788
New common shares issued for dividend reinvestment plan (2,033 shares)	3	22	5
Stock option expense	18	11	7
Common stock warrant issued (1,312,500 shares)	—	—	553
Change in par value (from $2.50 per share to $0.01 per share)	—	65,582	—
Restricted stock	40	16	—

Balance at end of period	145,045	144,984	79,353

RETAINED EARNINGS
Balance at beginning of period	14,480	20,533	15,602
Net income (loss)	1,282	(4,895)	5,509
Accretion of preferred stock discount	(111)	(111)	—
Cash dividend declared on preferred stock	(1,050)	(1,047)	(35)
Cash dividend declared on common stock of $0.025 per share	—	—	(543)

Balance at end of period	14,601	14,480	20,533

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(4,373)	(4,216)	(3,972)
Other comprehensive loss	(489)	(157)	(244)

Balance at end of period	(4,862)	(4,373)	(4,216)

TOTAL STOCKHOLDERS’ EQUITY	$107,058	$107,254	$113,252

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2010	2009	2008
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)	$1,282	$(4,895)	$5,509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	5,250	15,150	2,925
Depreciation and amortization expense	1,496	1,586	1,533
Amortization expense of core deposit intangibles	—	108	865
Net amortization of investment securities	467	231	193
Net realized (gains) losses on investment securities — available for sale	(157)	(164)	95
Net realized gains on loans held for sale	(958)	(651)	(477)
Amortization of deferred loan fees	(407)	(456)	(466)
Origination of mortgage loans held for sale	(71,643)	(67,775)	(36,923)
Sales of mortgage loans held for sale	68,986	65,636	37,460
Decrease in accrued interest receivable	379	146	297
Increase (decrease) in accrued interest payable	(595)	74	(899)
Earnings on bank-owned life insurance	(1,032)	(1,021)	(1,038)
Deferred income taxes	(126)	(3,274)	1,099
Stock compensation expense	61	73	106
Decrease (increase) in prepaid Federal Deposit Insurance	1,465	(4,538)	—
Net increase in other assets	(2,532)	(2,922)	(3,479)
Net increase in other liabilities	784	1,085	1,048

Net cash provided by operating activities	2,720	(1,607)	7,848

INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(97,789)	(55,171)	(68,610)
Purchase of investment securities — held to maturity	(1,123)	—	(4,464)
Purchase of regulatory stock	—	—	(8,268)
Proceeds from maturities of investment securities — available for sale	61,483	46,778	59,299
Proceeds from maturities of investment securities — held to maturity	4,914	4,225	7,052
Proceeds from sales of investment securities — available for sale	2,742	4,746	25,941
Proceeds from redemption of regulatory stock	381	—	5,733
Long-term loans originated	(82,922)	(132,551)	(152,535)
Principal collected on long-term loans	129,655	128,554	133,043
Loans purchased or participated	(3,845)	(25,343)	(56,182)
Loans sold or participated	—	12,950	3,950
Net (increase) decrease in other short-term loans	(134)	116	90
Purchases of premises and equipment	(2,762)	(1,294)	(2,604)
Sale of equipment	10	—	—
Sale of other real estate owned	1,300	2,874	166
Proceeds from insurance policies	451	452	2,635

Net cash provided by (used in) investing activities	12,361	(13,664)	(54,754)

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	16,277	89,606	(16,526)
Net (decrease) increase in other short-term borrowings	(21,225)	(94,145)	47,710
Principal borrowings on advances from Federal Home Loan Bank	34,000	350,000	11,000
Principal repayments on advances from Federal Home Loan Bank	(50,054)	(338,055)	(7,047)
Common stock dividend paid	—	—	(543)
Preferred stock dividend paid	(1,050)	(951)	—
Purchases of treasury stock	—	—	(2,835)
Preferred stock issuance	—	—	21,000

Net cash (used in) provided by financing activities	(22,052)	6,455	52,759

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,971)	(8,816)	5,853
CASH AND CASH EQUIVALENTS AT JANUARY 1	26,308	35,124	29,271

CASH AND CASH EQUIVALENTS AT DECEMBER 31	$19,337	$26,308	$35,124

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT AND FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009 AND 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 18 banking locations in five southwestern Pennsylvania counties. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $1.4 billion that are not recognized on the Company’s Balance Sheet at December 31, 2010.

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

FEDERAL HOME LOAN BANK STOCK:

The Bank is a member of the Federal Home Loan Bank of Pittsburgh and as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding with the Federal Home Loan Bank. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted (b) Commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) The impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank and (d) The liquidity position of the Federal Home Loan Bank.

The Federal Home Loan Bank of Pittsburgh has incurred losses in the prior two years and has suspended the payment of dividends. The losses are primarily attributable to impairment of private label mortgage backed securities associated with the extreme economic conditions in place over the last two years. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein. More consideration was given to the long-term prospects for the Federal Home Loan Bank as opposed to the recent stress caused by the difficult economic conditions the world is facing. Management also considered that the Federal Home Loan Bank’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, new shares of FHLB Stock continue to exchange hands at the $100 par value and the Company received a $381,000 partial redemption of its Federal Home Loan Bank stock in the fourth quarter of 2010.

LOANS:

Interest income is recognized using methods which approximate a level yield related to principal amounts outstanding. The Company discontinues the accrual of interest income when loans become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. Payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; or the loan has been returned to accrual status. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. A non-accrual commercial loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments. Residential mortgage loans are placed on accrual status upon becoming current.

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

ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:

As a financial institution, which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

•

Review of all criticized and impaired loans with balances over $250,000 ($100,000 for loans classified as doubtful or worse) to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve allocations established for these criticized and impaired loans is based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. For impaired loans the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

•

The application of formula driven reserve allocations for all commercial and commercial real-estate loans by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the nature of the migration analysis.

•

The application of formula driven reserve allocations to consumer and residential mortgage loans which are based upon historical net charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company’s three-year historical average of actual loan net charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical net charge-off experience for consumer loans.

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

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options and warrant to purchase 1,467,142, 1,546,109, and 1,539,509 shares of common stock were outstanding during 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options and warrant to purchase common stock outstanding were $1.73-$6.10, $1.77-$6.10, and $2.40-$6.10 during 2010, 2009 and 2008, respectively. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

STOCK-BASED COMPENSATION:

The Company uses the modified prospective method for accounting of stock-based compensation. The Company recognized $18,000, $11,000 and $7,000 of pretax compensation expense for the year 2010, 2009 and 2008. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for the grants: risk-free interest rates ranging from 2.76% to 3.83%; expected lives of 10 years; expected volatility ranging from 33.28% to 35.74% and expected dividend yields of 0%.

ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company presents the components of other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). These components are comprised of the change in the pension obligation and the unrealized holding gains on available for sale securities, net of any reclassification adjustments for realized gains and losses.

The following table sets forth the components of accumulated other comprehensive loss, net of tax:

	AT DECEMBER 31,
	2010	2009
	(IN THOUSANDS)
Pension obligation for defined benefit plan	$(6,926)	$(6,249)
Unrealized holding gains on available for sale securities	2,064	1,876

Total accumulated other comprehensive loss	$(4,862)	$(4,373)

CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, federal funds sold and short-term investments in money market funds. The Company made $174,000 in income tax payments in 2010; $126,000 in 2009; and $200,000 in 2008. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $788,000 in 2010; $2,900,000 in 2009; and $1,319,000 in 2008. The Company made total interest payments of $13,084,000 in 2010; $15,963,000 in 2009; and $19,601,000 in 2008.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on the Company’s financial statements or the Company has presented the necessary disclosures in the Notes 11 &12 herein.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation or the Company has presented the necessary disclosures in the Note 21 herein.

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

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

2. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2010 and 2009, included $150,000 of reserves required to be maintained under Federal Reserve Bank regulations.

3. INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	AT DECEMBER 31, 2010
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$15,956	$57	$(69)	$15,944
U.S. Agency mortgage-backed securities	145,727	3,714	(574)	148,867

Total	$161,683	$3,771	$(643)	$164,811

Investment securities held to maturity:

	AT DECEMBER 31, 2010
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$6,824	$452	$—	$7,276
Other securities	1,000	—	(9)	991

Total	$7,824	$452	$(9)	$8,267

Investment securities available for sale:

	AT DECEMBER 31, 2009
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$12,342	$26	$(76)	$12,292
U.S. Agency mortgage-backed securities	116,088	3,128	(236)	118,980

Total	$128,430	$3,154	$(312)	$131,272

Investment securities held to maturity:

	AT DECEMBER 31, 2009
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Treasury	$3,009	$13	$—	$3,022
U.S. Agency mortgage-backed securities	7,602	373	—	7,975
Other securities	1,000	—	(1)	999

Total	$11,611	$386	$(1)	$11,996

Realized gains and losses are calculated by the specific identification method.

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2010, 99.4% of the portfolio was rated AAA as compared to 99.3% at December 31, 2009. None of the portfolio was rated below A or unrated on December 31, 2010. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders’ equity at December 31, 2010.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $86,894,000 at December 31, 2010 and $103,196,000 at December 31, 2009.

The Company realized $157,000 of gross investment gains and no investment security losses in 2010, and $164,000 of gross investment gains and no investment security losses in 2009, and $42,000 of gross investment security gains and $137,000 of gross investment security losses for 2008. The Company realized no gross investment security gains and losses on held to maturity securities in 2010, 2009 or 2008. On a net basis, the realized gain for 2010 was $104,000, after factoring the tax expense of $53,000, the realized gains in 2009 amounted to $108,000, after factoring in tax expense of $56,000 and realized losses in 2008 of $63,000 after factoring in a tax benefit of $32,000. Proceeds from sales of investment securities available for sale were $2.7 million for 2010, $4.7 million for 2009, and $25.9 million during 2008.

The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values, and the weighted average yield for each type and range of maturity as of December 31, 2010. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. The Company’s consolidated investment securities portfolio had a modified duration of approximately 3.12 years. The weighted average expected maturity for available for sale securities at December 31, 2010 for U.S. Agency and U.S. Agency Mortgage-Backed was 4.45, and 4.03 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2010 for U.S. Agency Mortgage-Backed and other securities was 3.07 and 1.48 years.

Investment securities available for sale:

	AT DECEMBER 31, 2010
	WITHIN 1 YEAR		AFTER 1 YEAR BUT WITHIN 5 YEARS		AFTER 5 YEARS BUT WITHIN 10 YEARS		AFTER 10 YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Agency	$—	—%	$12,456	2.21%	$3,500	3.10%	$—	—%	$15,956	2.40%
U.S. Agency mortgage-backed securities	429	1.53	—	—%	17,536	4.27	127,762	3.45	145,727	3.54

Total investment securities available for sale	$429	1.53%	$12,456	2.21%	$21,036	4.08%	$127,762	3.45%	$161,683	3.43%

FAIR VALUE
U.S. Agency	$—		$12,441		$3,503		$—		$15,944
U.S. Agency mortgage-backed securities	429		—		18,526		129,912		148,867

Total investment securities available for sale	$429		$12,441		$22,029		$129,912		$164,811

Investment securities held to maturity:

	AT DECEMBER 31, 2010
	WITHIN 1 YEAR		AFTER 1 YEAR BUT WITHIN 5 YEARS		AFTER 5 YEARS BUT WITHIN 10 YEARS		AFTER 10 YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Agency mortgage-backed securities	$—	—%	$—	—%	$—	—%	$6,824	5.29%	$6,824	5.29%
Other securities	—	—	1,000	1.01	—	—	—		1,000	1.01

Total investment securities held to maturity	$—	—%	$1,000	1.01%	$—	—%	$6,824	5.29%	$7,824	4.78%

FAIR VALUE
U.S. Agency mortgage-backed securities	$—		$—		$—		$7,276		$7,276
Other securities	—		991		—		—		991

Total investment securities held to maturity	$—		$991		$—		$7,276		$8,267

The following tables present information concerning investments with unrealized losses as of December 31, 2010 (in thousands):

Investment securities available for sale:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$4,204	$(69)	$—	$—	$4,204	$(69)
U.S. Agency mortgage-backed securities	38,202	(574)	—	—	38,202	(574)

Total investment securities available for sale	$42,406	$(643)	$—	$—	$42,406	$(643)

Investment securities held to maturity:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Other securities	$—	$—	$991	$(9)	$991	$(9)

Total investment securities held to maturity	$—	$—	$991	$(9)	$991	$(9)

The following tables present information concerning investments with unrealized losses as of December 31, 2009 (in thousands):

Investment securities available for sale:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$7,424	$(76)	$—	$—	$7,424	$(76)
U.S. Agency mortgage-backed securities	17,525	(236)	—	—	17,525	(236)

Total investment securities available for sale	$24,949	$(312)	$—	$—	$24,949	$(312)

Investment securities held to maturity:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Other securities	$—	$—	$999	$(1)	$999	$(1)

Total investment securities held to maturity	$—	$—	$999	$(1)	$999	$(1)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 28 positions that are considered temporarily impaired at December 31, 2010. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

4. LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2010	2009
	(IN THOUSANDS)
Commercial	$78,322	$96,158
Commercial loans secured by real estate	369,904	396,123
Real estate-mortgage	203,317	207,214
Consumer	19,233	19,619

Loans, net of unearned income	$670,776	$719,114

Loan balances at December 31, 2010 and 2009 are net of unearned income of $477,000 and $671,000, respectively.

Real estate construction loans comprised 3.9% and 6.8% of total loans net of unearned income at December 31, 2010 and 2009, respectively. The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct credit exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2010 and 2009, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 100 mile radius of the Johnstown market.

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In managements opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $1,028,000 and $1,183,000 at December 31, 2010 and 2009, respectively. An analysis of these related party loans follows:

	YEAR ENDED DECEMBER 31,
	2010	2009
	(IN THOUSANDS)
Balance January 1	$1,183	$6,121
New loans	198	1,220
Payments	(353)	(4,130)
Reduction due to director retirement	—	(2,028)

Balance December 31	$1,028	$1,183

5. ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses follows:

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS)
Balance January 1	$19,685	$8,910	$7,252
Provision for loan losses	5,250	15,150	2,925
Recoveries on loans previously charged-off	461	755	446
Loans charged-off	(5,631)	(5,130)	(1,713)

Balance December 31	$19,765	$19,685	$8,910

The following table summarizes the primary segments of the loan portfolio.

	AT DECEMBER 31, 2010
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	TOTAL
	(IN THOUSANDS)
Individually evaluated for impairment	$4,065	$8,082	$—	$—	$12,147
Collectively evaluated for impairment	74,257	361,822	203,317	19,233	658,629

Total loans	$78,322	$369,904	$203,317	$19,233	$670,776

	AT DECEMBER 31, 2010
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
	(IN THOUSANDS)
Specific reserve allocation	$1,905	$1,901	$—	$—	$—	$3,806
General reserve allocation	1,946	10,816	1,117	206	1,874	15,959

Total allowance for loan losses	$3,851	$12,717	$1,117	$206	$1,874	$19,765

	AT DECEMBER 31, 2009
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	TOTAL
	(IN THOUSANDS)
Individually evaluated for impairment	$3,082	$11,996	$—	$—	$15,078
Collectively evaluated for impairment	93,076	384,127	207,214	19,619	704,036

Total loans	$96,158	$396,123	$207,214	$19,619	$719,114

	AT DECEMBER 31, 2009
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
	(IN THOUSANDS)
Specific reserve allocation	$1,090	$3,905	$—	$—	$—	$4,995
General reserve allocation	3,666	8,787	1,015	204	1,018	14,690

Total allowance for loan losses	$4,756	$12,692	$1,015	$204	$1,018	$19,685

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The overall risk profile for the commercial loan segment is driven by non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, as the majority of the commercial portfolio is centered in these types of accounts. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans and home equity loans. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

Management evaluates for possible impairment any individual loan in the commercial segment with a loan balance in excess of $100,000 that is in nonaccrual status or classified as a Troubled Debt Restructure. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of larger relationship that is impaired, or are classified as a troubled debt restructuring agreement.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary.

	DECEMBER 31, 2010
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial	$4,041	$1,905	$24	$4,065	$4,842
Commercial loans secured by real estate	4,938	1,901	3,144	8,082	8,341

Total impaired loans	$8,979	$3,806	$3,168	$12,147	$13,183

	DECEMBER 31, 2009
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial	$2,967	$1,090	$115	$3,082	$3,795
Commercial loans secured by real estate	11,996	3,905	—	11,996	12,020

Total impaired loans	$14,963	$4,995	$115	$15,078	$15,815

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS)
Average investment in impaired loans	$18,202	$11,248	$1,605
Interest income recognized on a cash basis on impaired loans	458	75	—

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized. The first five “Pass” categories are aggregated, while the Pass 6, Special Mention, Substandard and Doubtful categories are disaggregated to separate pools. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due, or for which any portion of the loan represents a specific allocation of the allowance for loan losses are placed in Substandard or Doubtful.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced independent function which reports directly to the Board Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2010 required a minimum range-of-coverage of 60% to 70% of the commercial loan portfolio. Actual coverage was 68% of the aggregate commercial loan portfolio balance as of December 31, 2010.

In addition to loan monitoring by the account officer and Loan Review Department, the Company also requires presentation of all credits rated Pass-6 with aggregate balances greater than $1,000,000, all credits rated Special Mention or Substandard with aggregate balances greater than $250,000, and all credits rated Doubtful with aggregate balances greater than $100,000 on an individual basis to the Company’s Loan Loss Reserve Committee on a quarterly basis.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system.

	DECEMBER 31, 2010
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$61,961	$8,797	$5,793	$1,771	$78,322
Commercial loans secured by real estate	306,555	33,165	29,754	430	369,904

Total	$368,516	$41,962	$35,547	$2,201	$448,226

	DECEMBER 31, 2009
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$69,510	$8,086	$17,074	$1,488	$96,158
Commercial loans secured by real estate	324,911	43,212	28,000	—	396,123

Total	$394,421	$51,298	$45,074	$1,488	$492,281

It is the policy of the bank that the outstanding balance of any residential mortgage loan that exceeds 90-days past due as to principal and/or interest is transferred to non-accrual status and an evaluation is completed to determine the fair value of the collateral less selling costs. A charge down is recorded for any deficiency balance determined from the collateral evaluation. The remaining non-accrual balance is reported as impaired with no specific allowance. It is the policy of the bank that the outstanding balance of any consumer loan that exceeds 90-days past due as to principal and/or interest is charged off.

	DECEMBER 31, 2010
	PERFORMING	NON-PERFORMING
	(IN THOUSANDS)
Real estate-mortgage	$201,438	$1,879
Consumer	19,233	—

Total	$220,671	$1,879

	DECEMBER 31, 2009
	PERFORMING	NON-PERFORMING
	(IN THOUSANDS)
Real estate-mortgage	$205,189	$2,025
Consumer	19,619	—

Total	$224,808	$2,025

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans.

	DECEMBER 31, 2010
	CURRENT	30-59 DAYS PAST DUE	60-89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	NON- ACCRUAL	TOTAL LOANS
		(IN THOUSANDS)
Commercial	$74,643	$—	$—	$—	$—	$3,679	$78,322
Commercial loans secured by real estate	362,890	283	—	—	283	6,731	369,904
Real estate-mortgage	199,003	1,892	543	—	2,435	1,879	203,317
Consumer	19,160	29	44	—	73	—	19,233

Total	$655,696	$2,204	$587	$—	$2,791	$12,289	$670,776

	DECEMBER 31, 2009
	CURRENT	30-59 DAYS PAST DUE	60-89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	NON- ACCRUAL	TOTAL LOANS
		(IN THOUSANDS)
Commercial	$92,783	$—	$—	$—	$—	$3,375	$96,158
Commercial loans secured by real estate	375,812	8,595	—	—	8,595	11,716	396,123
Real estate-mortgage	202,479	2,056	654	—	2,710	2,025	207,214
Consumer	19,516	68	35	—	103	—	19,619

Total	$690,590	$10,719	$689	$—	$11,408	$17,116	$719,114

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualitative factors.

Management tracks the historical net charge-off activity at each risk rating grade level for the entire commercial portfolio and at the aggregate level for the consumer, residential mortgage and small business portfolios. A historical charge-off factor is calculated utilizing a rolling 12 consecutive historical quarters for the commercial portfolios. This historical charge-off factor for the consumer, residential mortgage and small business portfolios are based on a three year historical average of actual loss experience.

As described in more detail in the Summary of Significant Accounting Policies section in Note 1, the Company uses a comprehensive methodology and procedural discipline to maintain an ALL to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The allowance consists of three elements: 1) an allowance established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency and non-performing loan trends, economic trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy, financial information, and documentation exceptions, and 3) a general risk reserve which provides support for variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the Company’s loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. The qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company’s management to establish allocations which accommodate each of the listed risk factors.

“Pass” rated credits are segregated from “Criticized” credits for the application of qualitative factors.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

6. NON-PERFORMING ASSETS

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments, (iii) performing loans classified as troubled debt restructuring and (iv) other real estate owned (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets).

The following tables present information concerning non-performing assets:

	AT DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans
Commercial	$3,679	$3,375	$1,128
Commercial loans secured by real estate	6,731	11,716	484
Real estate-mortgage	1,879	2,025	1,765

Total	12,289	17,116	3,377

Other real estate owned
Commercial loans secured by real estate	436	871	701
Real estate-mortgage	302	350	494

Total	738	1,221	1,195

Total restructured loans not in non-accrual (TDR)	1,337	—	—

Total non-performing assets including TDR	$14,364	$18,337	$4,572

Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	2.12%	2.53%	0.65%

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.

The Company had non-accrual loans totaling $10,410,000 and $15,091,000 being specifically identified as impaired and a corresponding allocation reserve of $3,806,000 and $4,995,000 at December 31, 2010 and 2009, respectively. The average outstanding balance for loans being specifically identified as impaired was $18,202,000 for 2010 and $11,248,000 for 2009. A majority of the impaired loans are secured by sellable collateral; the estimated timing of the liquidation of the collateral and the estimated fair value of the collateral are evaluated in measuring the impairment. The interest income recognized on impaired loans during 2010, 2009 and 2008 was $458,000, $75,000 and $0, respectively.

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

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS)
Interest income due in accordance with original terms	$1,086	$553	$198
Interest income recorded	(458)	(75)	—

Net reduction in interest income	$628	$478	$198

7. PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2010	2009
	(IN THOUSANDS)
Land	$1,208	$1,208
Premises	22,780	21,541
Furniture and equipment	7,087	13,994
Leasehold improvements	512	599

Total at cost	31,587	37,342
Less: Accumulated depreciation and amortization	21,102	28,113

Net book value	$10,485	$9,229

The Company recorded depreciation expense of $1.5 million, $1.6 million and $1.5 million for 2010, 2009 and 2008, respectively.

8. DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2010	2009
	(IN THOUSANDS)
Demand:
Non-interest bearing	$127,870	$118,232
Interest bearing	59,206	61,292
Savings	76,762	72,557
Money market	173,234	181,139
Certificates of deposit in denominations of $100,000 or more	50,808	45,169
Other time	313,336	307,622

Total deposits	$801,216	$786,011

Interest expense on deposits consisted of the following:

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS)
Interest bearing demand	$176	$256	$653
Savings	397	530	535
Money market	1,622	2,437	2,417
Certificates of deposit in denominations of $100,000 or more	834	1,186	1,744
Other time	7,916	8,700	10,331

Total interest expense	$10,945	$13,109	$15,680

The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2010 maturing in the periods presented:

YEAR	OTHER TIME DEPOSITS	CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
	(IN THOUSANDS)
2011	$161,758	$39,711
2012	64,794	8,211
2013	33,991	2,553
2014	7,496	149
2015	12,651	184
2016 and after	32,646	—

Total	$313,336	$50,808

The maturities on certificates of deposit greater than $100,000 or more as of December 31, 2010, are as follows:

(IN THOUSANDS)
MATURING IN:
Three months or less	$12,695
Over three through six months	21,695
Over six through twelve months	5,321
Over twelve months	11,097

Total	$50,808

9. FEDERAL FUNDS PURCHASED AND SHORT-TERM BORROWINGS

The outstanding balances and related information for federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2010
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$4,550
Maximum indebtedness at any month end	—	9,230
Average balance during year	9	3,110
Average rate paid for the year	0.51%	0.71%
Interest rate on year end balance	—	0.62

	AT DECEMBER 31, 2009
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$25,775
Maximum indebtedness at any month end	5,968	54,649
Average balance during year	1,358	19,670
Average rate paid for the year	0.50%	0.67%
Interest rate on year end balance	—	0.62

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to one year in maturity. The average maturity was three days at the end of 2010 and two days at the end of 2009.

10.	ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Borrowings and advances from the FHLB consist of the following:

	AT DECEMBER 31, 2010
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS)
Overnight	0.62%	$4,550
2012	1.82	4,000
2013	2.04	5,000
2016 and after	6.44	750

Total advances	2.28	9,750

Total FHLB borrowings	1.75%	$14,300

	AT DECEMBER 31, 2009
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS)
Overnight	0.62%	$25,775
2010	1.67	22,000
2012	1.97	3,000
2016 and after	6.44	804

Total advances	1.85	25,804

Total FHLB borrowings	1.24%	$51,579

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rate on the advances is fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage and commercial real-estate loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2010, the Company had immediately available $244 million of overnight borrowing capability at the FHLB and $23 million of unsecured federal funds lines with correspondent banks.

Guaranteed Junior Subordinated Deferrable Interest Debentures:

On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by AmeriServ Financial, Inc. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $271,000 as of December 31, 2010 and are included in other assets on the consolidated balance sheet, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. The Company used $22.5 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in 2005 and 2004. The balance as of December 31, 2010 and 2009 was $13.1 million.

11. DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the balance sheet at their fair value as of December 31, 2010 and 2009, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Agency securities	$15,944	$—	$15,944	$—
U.S. Agency mortgage-backed securities	148,867	—	148,867	—
Fair value swap asset	420	—	420	—

	Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Agency securities	$12,292	$—	$12,292	$—
U.S. Agency mortgage-backed securities	118,980	—	118,980	—
Fair value swap asset	154	—	154	—

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data which at times are discounted. At December 31, 2010, impaired loans with a carrying value of $12.1 million were reduced by specific valuation allowance totaling $3.8 million resulting in a net fair value of $8.3 million.

OREO is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$8,341	$—	$8,341	$—
Other real estate owned	738	—	738	—

	Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$9,268	$—	$9,268	$—
Other real estate owned	1,221	—	1,221	—

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

Fair values have been determined by the Company using independent third party valuations that uses best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at December 31, 2010 and 2009, were as follows:

	2010		2009
	FAIR VALUE	RECORDED BOOK BALANCE	FAIR VALUE	RECORDED BOOK BALANCE
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$19,337	$19,337	$26,308	$26,308
Investment securities	173,078	172,635	143,268	142,883
Regulatory stock	9,358	9,358	9,739	9,739
Loans held for sale	7,542	7,405	3,840	3,790
Loans, net of allowance for loan loss and unearned income	651,866	651,011	695,930	699,429
Accrued income receivable	3,210	3,210	3,589	3,589
Bank owned life insurance	34,466	34,466	33,690	33,690
Fair value swap asset	420	420	154	154

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$437,072	$437,072	$433,220	$433,220
Deposits with stated maturities	369,972	364,144	357,275	352,791
Short-term borrowings	4,550	4,550	25,775	25,775
All other borrowings	25,419	22,835	41,272	38,889
Accrued interest payable	3,541	3,541	4,136	4,136
Fair value swap liability	420	420	154	154

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

13. INCOME TAXES

The expense for income taxes is summarized below:

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS)
Current	$206	$170	$121
Deferred	(126)	(3,220)	1,349

Income tax (benefit) expense	$80	$(3,050)	$1,470

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2010		2009		2008
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax (benefit) expense based on federal statutory rate	$463	34.0%	$(2,701)	(34.0)%	$2,373	34.0%
Tax exempt income	(443)	(32.5)	(443)	(5.6)	(985)	(14.1)
Other	60	4.4	94	1.2	82	1.2

Total (benefit) expense for income taxes	$80	5.9%	$(3,050)	(38.4)%	$1,470	21.1%

December 31, 2010 and 2009, deferred taxes are included in the accompanying Consolidated Balance Sheets. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2010	2009
	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$6,720	$6,692
Unfunded commitment reserve	298	240
Premises and equipment	1,193	796
Accrued pension obligation	1,867	1,510
Net operating loss carryforwards	5,444	6,028
Alternative minimum tax credits	1,352	1,389
Other	504	459

Total tax assets	17,378	17,114

DEFERRED TAX LIABILITIES:
Investment accretion	(34)	(30)
Unrealized investment security gains	(1,064)	(967)
Other	(222)	(192)

Total tax liabilities	(1,320)	(1,189)

Net deferred tax asset	$16,058	$15,925

At December 31, 2010 and 2009, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize all net operating loss carryforwards and AMT tax credits.

The change in net deferred tax assets and liabilities consist of the following:

	YEAR ENDED DECEMBER 31,
	2010	2009
	(IN THOUSANDS)
Unrealized gains or losses recognized in comprehensive income	$(98)	$(291)
Pension obligation of the defined benefit plan not yet recognized in income	357	345
Deferred benefit (provision) for income taxes	(126)	3,220

Net increase	$133	$3,274

The Company has alternative minimum tax credit carryforwards of approximately $1.4 million at December 31, 2010. These credits have an indefinite carryforward period. The Company also has a $16.0 million net operating loss carryforward that will begin to expire in the year 2025.

The Company utilizes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company’s federal and state income tax returns for taxable years through 2006 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

14. EMPLOYEE BENEFIT PLANS

PENSION PLANS:

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock valued at $329,000 and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31, 2010.

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2010	2009
	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$19,855	$16,801
Service cost	1,097	1,021
Interest cost	1,186	1,058
Actuarial loss	2,129	1,278
Benefits paid	(930)	(303)

Benefit obligation at end of year	23,337	19,855

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	15,479	13,202
Actual return on plan assets	1,700	1,080
Employer contributions	1,500	1,500
Benefits paid	(930)	(303)

Fair value of plan assets at end of year	17,749	15,479

Funded status of the plan — under funded	$(5,588)	$(4,376)

	YEAR ENDED DECEMBER 31,
	2010	2009
	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive income (loss) consists of:
Transition asset	$(42)	$(58)
Prior service cost	(51)	(36)
Net actuarial loss	10,743	9,553

Total	$10,650	$9,459

	YEAR ENDED DECEMBER 31,
	2010	2009
	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$21,678	$17,906

The weighted-average assumptions used to determine benefit obligations at December 31, 2010 and 2009 were as follows:

	YEAR ENDED DECEMBER 31,
	2010	2009
	(PERCENTAGES)
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	5.25%	5.75%
Salary scale	2.50	2.50

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,097	$1,021	$926
Interest cost	1,186	1,058	937
Expected return on plan assets	(1,467)	(1,234)	(1,232)
Amortization of prior year service cost	15	11	4
Amortization of transition asset	(17)	(17)	(17)
Recognized net actuarial loss	706	555	355

Net periodic pension cost	$1,520	$1,394	$973

The estimated net loss, prior service cost and transition asset for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are $811,000, $7,000, and ($17,000), respectively.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 were as follows:

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(PERCENTAGES)
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	5.75%	6.25%	6.00%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	2.50	2.50	2.50

The Company has assumed an 8% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 15 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 60% of plan assets.

PLAN ASSETS:

The plan’s measurement date is December 31, 2010. This plan’s asset allocations at December 31, 2010 and 2009, by asset category are as follows:

	2010	2009
	(PERCENTAGES)
ASSET CATEGORY:
Cash and cash equivalents	—%	6%
Domestic equities	9	12
Mutual funds/ETFs	78	73
Agencies	1	3
Corporate bonds	12	6

Total	100%	100%

The major categories of assets in the Company’s Pension Plan as of year end is presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2010	2009
	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$—	$854
Domestic equities	1,550	1,911
Mutual funds/ETFs	13,909	11,245
Level 2:
Agencies	252	524
Corporate bonds	2,038	945

Total fair value of plan assets	$17,749	$15,479

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

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2010, 1.9% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

The Company presently expects that the contribution to be made to the Plan in 2011 will be comparable with recent years of approximately $1.5 million.

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid (in thousands).

2011	$1,967
2012	1,941
2013	2,083
2014	2,140
2015	2,100
Years 2016 — 2020	11,098

401(k) PLAN:

The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts, and the Company contributes 4% of salaries for union members who are in the plan. Contributions by the Company charged to operations were $208,000 and $206,000 for the years ended December 31, 2010 and 2009, respectively. The fair value of plan assets includes $257,000 pertaining to the value of the Company’s common stock and Trust Preferred securities that are held by the plan at December 31, 2010.

Except for the above benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

15. LEASE COMMITMENTS

The Company’s obligation for future minimum lease payments on operating leases at December 31, 2010, is as follows:

YEAR	FUTURE MINIMUM LEASE PAYMENTS
(IN THOUSANDS)
2011	$959
2012	745
2013	592
2014	468
2015	480
2016 and thereafter	2,704

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance. Rent expense included in total non-interest expense amounted to $502,000, $567,000 and $514,000, in 2010, 2009, and 2008, respectively.

16. COMMITMENTS AND CONTINGENT LIABILITIES

The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral which secures these types of commitments is the same as for other types of secured lending such as accounts receivable, inventory, and fixed assets.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financings, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Letters of credit are issued both on an unsecured and secured basis. Collateral securing these types of transactions is similar to collateral securing the Company’s commercial loans.

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The

Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2010 the Company had various outstanding commitments to extend credit approximating $84,879,000 and standby letters of credit of $11,548,000, compared to commitments to extend credit of $99,275,000 and standby letters of credit of $11,695,000 at December 31, 2009. Standby letters of credit had terms ranging from 1 to 2 years with annual extension options available. Standby letters of credit of approximately $5.5 million were secured as of December 31, 2010 and approximately $10.2 million at December 31, 2009. The carrying amount of the liability for AmeriServ obligations related to unfunded commitments and standby letters of credit was $875,000 at December 31, 2010 and $704,000 at December 31, 2009.

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

On December 19, 2008, the Company sold to the U.S. Treasury for an aggregate purchase price of $21 million in cash 21,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D. In conjunction with the purchase of these senior preferred shares, the U.S. Treasury also received a warrant to purchase up to 1,312,500 shares of the Company’s common stock. The warrant has a term of 10 years and is exercisable at any time, in whole or in part, at an exercise price of $2.40 per share. The $21 million in proceeds was allocated to the Series D Preferred Stock and the warrant based on their relative fair values at issuance (approximately $20.4 million was allocated to the Series D Preferred Stock and approximately $600,000 to the warrant). The difference between the initial value allocated to the Series D Preferred Stock of approximately $20.4 million and the liquidation value of $21 million will be charged to retained earnings over the first five years of the contract. Cumulative dividends on Series D Preferred Stock are payable quarterly at 5% through December 19, 2013 and at a rate of 9% thereafter. As a result of the decision by the Company to accept a preferred stock investment under the U.S. Treasury’s CPP for a period of three years the Company is no longer permitted to repurchase stock or declare and pay dividends on common stock without the consent of the U.S. Treasury.

18. STOCK COMPENSATION PLANS

The Company uses the modified perspective method for accounting for stock-based compensation and recognized $18,000 of pretax compensation expense for the year 2010, $11,000 in 2009 and $7,000 in 2008.

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

A summary of the status of the Company’s Stock Incentive Plan at December 31, 2010, 2009, and 2008, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31
	2010		2009		2008
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	293,609	$4.23	232,009	$4.90	228,392	$5.09
Granted	105,041	1.78	69,100	1.69	21,217	2.86
Exercised	—	—	—	—	—	—
Forfeited	(141,363)	4.31	(7,500)	1.77	(17,600)	4.86

Outstanding at end of year	257,287	3.18	293,609	4.23	232,009	4.90

Exercisable at end of year	118,571	4.79	245,469	4.69	217,564	5.04
Weighted average fair value of options granted in current year		$0.39		$0.37		$1.39

A total of 118,571 of the 257,287 options outstanding at December 31, 2010, have exercise prices between $1.68 and $6.10, with a weighted average exercise price of $4.79 and a weighted average remaining contractual life of 4.14 years. All of these options are exercisable. The remaining 138,716 options that are not yet exercisable have exercise prices between $1.53 and $3.01, with a weighted average exercise price of $1.82 and a weighted average remaining contractual life of 9.07 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2010, 2009, and 2008.

	YEAR ENDED DECEMBER 31
BLACK-SCHOLES ASSUMPTION RANGES	2010	2009	2008
Risk-free interest rate	3.21-3.83%	2.83-3.47%	2.76-3.34%
Expected lives in years	10	10	10
Expected volatility	34.60-35.74%	33.67-34.09%	33.28%
Expected dividend rate	0%	0%	0%

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

In the case of purchases from AmeriServ Financial, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. During 2010, the Company issued 2,033 shares and at December 31, 2010 had 3,355 unissued reserved shares available under the Purchase Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Purchase Plan in the market for the relevant investment date.

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

A reconciliation of the Company’s intangible asset balances for 2010 and 2009 is as follows (in thousands):

	AT DECEMBER 31,
	2010	2009	2010	2009
	CORE DEPOSIT INTANGIBLES		GOODWILL
Balance January 1	$—	$108	$12,950	$13,497
Reduction from purchase price adjustment of WCCA	—	—	—	(547)
Amortization expense	—	(108)	—	—

Balance December 31	$—	$—	$12,950	$12,950

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

The following table summarizes the interest rate swap transactions that impacted the Company’s 2010 performance:

START DATE	MATURITY DATE	HEDGE TYPE	NOTIONAL AMOUNT	RATE RECEIVED	RATE PAID	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
12/12/08	12/24/13	FAIR VALUE	$9,000,000	5.25%	2.78%	MONTHLY	$227,582
12/12/08	12/24/13	FAIR VALUE	9,000,000	2.78	5.25	MONTHLY	(227,582)

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

The contribution of the major business segments to the consolidated results of operations were as follows:

	YEAR ENDED DECEMBER 31, 2010
	RETAIL BANKING	COMMERCIAL LENDING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$18,940	$12,252	$60	$1,090	$32,342
Provision for loan loss	268	4,982	—	—	5,250
Non-interest income	6,875	663	6,286	143	13,967
Non-interest expense	23,906	7,463	6,013	2,315	39,697

Income (loss) before income taxes	1,641	470	333	(1,082)	1,362
Income taxes (benefit)	379	(27)	111	(383)	80

Net income (loss)	$1,262	$497	$222	$(699)	$1,282

Total assets	$317,210	$455,609	$3,520	$172,635	$948,974

	YEAR ENDED DECEMBER 31, 2009
	RETAIL BANKING	COMMERCIAL LENDING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$18,057	$11,924	$68	$2,385	$32,434
Provision for loan loss	523	14,627	—	—	15,150
Non-interest income	6,872	628	6,299	129	13,928
Non-interest expense	23,202	7,694	6,141	2,120	39,157

Income (loss) before income taxes	1,204	(9,769)	226	394	(7,945)
Income taxes (benefit)	256	(3,399)	78	15	(3,050)

Net income (loss)	$948	$(6,370)	$148	$379	$(4,895)

Total assets	$323,053	$500,552	$3,538	$142,883	$970,026

	YEAR ENDED DECEMBER 31, 2008
	RETAIL BANKING	COMMERCIAL LENDING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$17,373	$10,328	$85	$1,331	$29,117
Provision for loan loss	585	2,340	—	—	2,925
Non-interest income	8,253	865	7,511	(205)	16,424
Non-interest expense	21,610	5,849	5,694	2,484	35,637

Income (loss) before income taxes	3,431	3,004	1,902	(1,358)	6,979
Income taxes (benefit)	691	705	649	(575)	1,470

Net income (loss)	$2,740	$2,299	$1,253	$(783)	$5,509

Total assets	$350,864	$470,084	$3,306	$142,675	$966,929

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2010 and 2009, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.94% and 7.71% for 2010 and 2009, respectively.

	AS OF DECEMBER 31, 2010
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets) Consolidated	$113,954	16.54%	$55,118	8.00%	$68,898	10.00%
AmeriServ Financial Bank	92,172	13.57	54,333	8.00	67,916	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	105,193	15.27	27,559	4.00	41,339	6.00
AmeriServ Financial Bank	83,533	12.30	27,166	4.00	40,749	6.00
Tier 1 Capital (To Average Assets) Consolidated	105,193	11.20	37,555	4.00	46,944	5.00
AmeriServ Financial Bank	83,533	9.13	36,588	4.00	45,735	5.00

	AS OF DECEMBER 31, 2009
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets) Consolidated	$113,166	15.33%	$59,072	8.00%	$73,840	10.00%
AmeriServ Financial Bank	88,524	12.15	58,297	8.00	72,871	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	103,798	14.06	29,536	4.00	44,304	6.00
AmeriServ Financial Bank	79,276	10.88	29,148	4.00	43,722	6.00
Tier 1 Capital (To Average Assets) Consolidated	103,798	11.06	37,528	4.00	46,911	5.00
AmeriServ Financial Bank	79,276	8.71	36,399	4.00	45,499	5.00

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

BALANCE SHEETS

	AT DECEMBER 31,
	2010	2009
	(IN THOUSANDS)
ASSETS
Cash	$100	$102
Short-term investments in money market funds	2,632	2,915
Investment securities available for sale	13,996	16,943
Equity investment in banking subsidiary	97,156	94,225
Equity investment in non-banking subsidiaries	4,801	4,840
Guaranteed junior subordinated deferrable interest debenture issuance costs	271	287
Other assets	2,779	2,119

TOTAL ASSETS	$121,735	$121,431

LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$13,085	$13,085
Other liabilities	1,592	1,092

TOTAL LIABILITIES	14,677	14,177

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	107,058	107,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,735	$121,431

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,362	$2,254	$2,254
Dividends from banking subsidiary	—	—	6,000
Dividends from non-banking subsidiaries	205	460	1,250
Interest and dividend income	499	625	292

TOTAL INCOME	3,066	3,339	9,796

EXPENSE
Interest expense	1,121	1,121	1,121
Salaries and employee benefits	2,333	2,162	2,004
Other expense	1,529	1,441	1,336

TOTAL EXPENSE	4,983	4,724	4,461

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(1,917)	(1,385)	5,335
Benefit for income taxes	722	627	651
Equity in undistributed earnings of subsidiaries	2,477	(4,137)	(477)

NET INCOME (LOSS)	$1,282	$(4,895)	$5,509

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)	$1,282	$(4,895)	$5,509
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(2,477)	4,137	477
Stock compensation expense	61	73	99
Other — net	(107)	(462)	160

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,241)	(1,147)	6,245

INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(4,044)	(16,099)	(9,720)
Proceeds from maturity of investment securities – available for sale	7,050	7,906	2,008
Capital contribution to banking subsidiary	(1,000)	(1,000)	(5,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,006	(9,193)	(12,712)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	—	—	21,000
Treasury stock, purchased at cost	—	—	(2,835)
Common stock dividends paid	—	—	(543)
Preferred stock dividends paid	(1,050)	(951)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,050)	(951)	17,622

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(285)	(11,291)	11,155
CASH AND CASH EQUIVALENTS AT JANUARY 1	3,017	14,308	3,153

CASH AND CASH EQUIVALENTS AT DECEMBER 31	$2,732	$3,017	$14,308

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. At December 31, 2010, the subsidiary Bank was not permitted to upstream any additional cash dividends to the parent company. The subsidiary Bank had a combined $97,311,000 of restricted surplus and retained earnings at December 31, 2010.

25. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2010 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$10,856	$11,060	$11,450	$11,465
Interest expense	2,866	3,037	3,242	3,344

Net interest income	7,990	8,023	8,208	8,121
Provision for loan losses	—	1,000	1,200	3,050

Net interest income after provision for loan losses	7,990	7,023	7,008	5,071
Non-interest income	3,766	3,513	3,388	3,300
Non-interest expense	10,373	9,774	9,786	9,764

Income (loss) before income taxes	1,383	762	610	(1,393)
Provision (benefit) for income taxes	269	153	133	(475)

Net income (loss)	$1,114	$609	$477	$(918)

Basic earnings (loss) per common share	$0.04	$0.02	$0.01	$(0.06)
Diluted earnings (loss) per common share	0.04	0.02	0.01	(0.06)
Cash dividends declared per common share	0.00	0.00	0.00	0.00

	2009 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$11,767	$11,698	$12,055	$11,935
Interest expense	3,570	3,773	3,884	3,794

Net interest income	8,197	7,925	8,171	8,141
Provision for loan losses	3,750	6,300	3,300	1,800

Net interest income after provision for loan losses	4,447	1,625	4,871	6,341
Non-interest income	3,422	3,454	3,491	3,561
Non-interest expense	10,793	9,566	9,636	9,162

Income (loss) before income taxes	(2,924)	(4,487)	(1,274)	740
Provision (benefit) for income taxes	(1,245)	(1,677)	(335)	207

Net income (loss)	$(1,679)	$(2,810)	$(939)	$533

Basic (loss) earnings per common share	$(0.09)	$(0.15)	$(0.06)	$0.01
Diluted (loss) earnings per common share	(0.09)	(0.15)	(0.06)	0.01
Cash dividends declared per common share	0.00	0.00	0.00	0.00

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. (the “Company”) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/S.R. Snodgrass, A.C.

Wexford, PA

March 7, 2011

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2010, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ GLENN L. WILSON	/s/ JEFFREY A. STOPKO
Glenn L. Wilson	Jeffrey A. Stopko
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

Johnstown, PA

February 17, 2011

STATEMENT OF MANAGEMENT RESPONSIBILITY

February 17, 2011

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Management Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2010 is included in Item 8.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this section is presented in the “Director Independence and Transactions with Related Parties” section of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this section is presented in the “Independent Registered Accounting Firm” section of the Proxy Statement for the Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2010 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

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
Glenn L. Wilson
President & CEO

Date: March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2011:

/s/ Craig G. Ford	Chairman
Craig G. Ford	Director

/s/ Glenn L. Wilson	President, CEO & Director	/s/ Jeffrey A. Stopko	EVP & CFO
Glenn L. Wilson		Jeffrey A. Stopko

/s/ J. Michael Adams, Jr.	Director	/s/ Very Rev. Christian R. Oravec	Director
J. Michael Adams, Jr.		Very Rev. Christian R. Oravec

/s/ Allan R. Dennison	Director	/s/ Mark E. Pasquerilla	Director
Allan R. Dennison		Mark E. Pasquerilla

/s/ Daniel R. DeVos	Director	/s/ Howard M. Picking, III	Director
Daniel R. DeVos		Howard M. Picking, III

/s/ James C. Dewar	Director	/s/ Sara A. Sargent	Director
James C. Dewar		Sara A. Sargent

/s/ Bruce E. Duke, III	Director	/s/ Thomas C. Slater	Director
Bruce E. Duke, III		Thomas C. Slater

/s/ James M. Edwards, Sr.	Director	/s/ Robert L. Wise	Director
James M. Edwards, Sr.		Robert L. Wise

/s/ Kim W. Kunkle	Director
Kim W. Kunkle

/s/ Margaret A. O’Malley	Director
Margaret A. O’Malley

AMERISERV FINANCIAL, INC.

	AMERISERV FINANCIAL BANK OFFICE LOCATIONS			REMOTE ATM BANKING LOCATIONS

*	Main Office Downtown 216 Franklin Street PO Box 520 Johnstown, PA 15907-0520 1-800-837-BANK (2265)	*	Seward Office 1 Roadway Plaza 6858 Route 711 Suite One Seward, PA 15954-9501	East Hills Drive-up, 1213 Scalp Avenue, Johnstown Main Office, 216 Franklin Street, Johnstown

†*	Westmont Office 110 Plaza Drive Johnstown, PA 15905-1211	*	Windber Office 1501 Somerset Avenue Windber, PA 15963-1745	The Galleria, Johnstown Goga’s Service Station, Cairnbrook

†*	University Heights Office 1404 Eisenhower Boulevard Johnstown, PA 15904-3218		Central City Office 104 Sunshine Avenue Central City, PA 15926-1129	AMERISERV RESIDENTIAL LENDING LOCATIONS

*	Eighth Ward Office 1059 Franklin Street Johnstown, PA 15905-4303	*	Somerset Office 108 W. Main Street Somerset, PA 15501-2035	Main Office Downtown 216 Franklin Street PO Box 520 Johnstown, PA 15907-0520

*	West End Office 163 Fairfield Avenue Johnstown, PA 15906-2347	*	Derry Office 112 South Chestnut Street Derry, PA 15627-1938	Altoona Office 87 Logan Boulevard Altoona, PA 16602-3123

*	Carrolltown Office 101 South Main Street Carrolltown, PA 15722-0507	*	South Atherton Office 734 South Atherton Street State College, PA 16801-4628	Pittsburgh Loan Center 300 Penn Center Boulevard Suite 402 Pittsburgh, PA 15235-5507

*	Northern Cambria Office 4206 Crawford Avenue Suite 1 Northern Cambria, PA 15714-1342	*	Pittsburgh Office 60 Boulevard of the Allies Suite 100 Pittsburgh, PA 15222-1232

†*	Lovell Park Office 179 Lovell Avenue Ebensburg, PA 15931-0418	*	North Atherton Office 1857 N. Atherton Street State College, PA 16803-1521

*	Nanty Glo Office 1383 Shoemaker Street Nanty Glo, PA 15943-1254	*= †=	24-Hour ATM Banking Available Seven Day a Week Banking Available
†*	Galleria Mall Office 500 Galleria Drive Suite 100 Johnstown, PA 15904-8911

SHAREHOLDER INFORMATION

SECURITIES MARKETS

AmeriServ Financial, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of “ASRV.” The listed market makers for the stock are:

Sandler O’Neill & Partners, L.P.

919 Third Avenue

6th Floor

New York, NY 10022

Telephone: (800) 635-6860

Stifel Nicolaus

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

P O Box 43078

Providence, RI 02940-3078

Shareholder Inquiries: 1-800-730-4001

Internet Address: http://www. Computershare.com

INFORMATION

Analysts, investors, shareholders, and others seeking financial data about AmeriServ Financial, Inc. or any of its subsidiaries’ annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports — are asked to contact Jeffrey A. Stopko, Executive Vice President & Chief Financial Officer at (814) 533-5310 or by e-mail at JStopko@AmeriServ.com. The Company also maintains a website (www.AmeriServ.com) that makes available, free of charge, such reports and proxy statements and other current financial information, such as press releases and SEC documents, as well as the corporate governance documents under the Investor Relations tab on the Company’s website. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.