Form 10-Q
period 2011-03-31
AMERISERV FINANCIAL INC /PA/
filed 2011-05-06
CIK 707605

                                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

X

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the period ended                March 31, 2011

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

                           Yes

       No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

               Class

                                        Outstanding at May 1, 2011

Common Stock, par value $0.01

             21,207,670

per share

AmeriServ Financial, Inc.

      Item 1. Financial Statements

                                                                                        AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from depository institutions	$ 16,659	$ 14,160
Interest bearing deposits	1,715	1,716
Federal funds sold	22,675	-
Short-term investments in money market funds	2,379	3,461
Cash and cash equivalents	43,428	19,337
Investment securities:
Available for sale	185,895	164,811
Held to maturity (fair value $9,807 on March 31, 2011 and $8,267 on December 31, 2010)	9,377	7,824
Loans held for sale	1,200	7,405
Loans	644,035	671,253
Less: Unearned income	399	477
Allowance for loan losses	18,025	19,765
Net loans	625,611	651,011
Premises and equipment, net	10,442	10,485
Accrued income receivable	3,450	3,210
Goodwill	12,613	12,950
Bank owned life insurance	34,682	34,466
Net deferred tax asset	15,539	16,058
Regulatory stock	8,997	9,358
Prepaid federal deposit insurance	2,640	3,073
Other assets	7,193	8,986
TOTAL ASSETS	$ 961,067	$ 948,974

LIABILITIES
Non-interest bearing deposits	$ 135,853	$ 127,870
Interest bearing deposits	680,675	673,346
Total deposits	816,528	801,216

Short-term borrowings	-	4,550
Advances from Federal Home Loan Bank	9,736	9,750
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	22,821	27,385
Other liabilities	13,548	13,315
TOTAL LIABILITIES	852,897	841,916

SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on March 31, 2011 and December 31, 2010.	20,696	20,669
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,396,289 shares issued and 21,207,670 outstanding on March 31, 2011; 26,396,289 shares issued and 21,207,670 outstanding on December 31, 2010	264	264
Treasury stock at cost, 5,188,619 shares on March 31, 2011 and December 31, 2010	(68,659)	(68,659)
Capital surplus	145,051	145,045
Retained earnings	15,574	14,601
Accumulated other comprehensive loss, net	(4,756)	(4,862)
TOTAL SHAREHOLDERS' EQUITY	108,170	107,058
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 961,067	$ 948,974

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    (Unaudited)

	Three months ended
	March 31,	March 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$ 9,083	$ 10,020
Interest bearing deposits	-	1
Short-term investments in money market funds	3	3
Federal funds sold	4	1
Investment securities:
Available for sale	1,411	1,322
Held to maturity	95	118
Total Interest Income	10,596	11,465

INTEREST EXPENSE
Deposits	2,294	2,927
Short-term borrowings	1	9
Advances from Federal Home Loan Bank	55	128
Guaranteed junior subordinated deferrable interest debentures	280	280
Total Interest Expense	2,630	3,344

NET INTEREST INCOME	7,966	8,121
Provision (credit) for loan losses	_(600)	3,050
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	8,566	5,071

NON-INTEREST INCOME
Trust fees	1,556	1,454
Net realized (losses) gains on investment securities	(358)	65
Net gains on loans held for sale	262	131
Service charges on deposit accounts	472	572
Investment advisory fees	198	187
Bank owned life insurance	216	254
Other income	759	637
Total Non-Interest Income	3,105	3,300

NON-INTEREST EXPENSE
Salaries and employee benefits	5,500	5,199
Net occupancy expense	757	736
Equipment expense	429	418
Professional fees	980	1,102
Supplies, postage and freight	239	284
Miscellaneous taxes and insurance	349	354
FDIC deposit insurance expense	462	331
Other expense	1,203	1,340
Total Non-Interest Expense	9,919	9,764

PRETAX INCOME (LOSS)	1,752	(1,393)
Provision for income tax expense (benefit)	489	(475)
NET INCOME (LOSS)	1,263	(918)
Preferred stock dividends
and accretion of preferred stock discount	290	291
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$ 973	$ (1,209)

PER COMMON SHARE DATA:
Basic:
Net income (loss)	$ 0.05	$ (0.06)
Average number of shares outstanding	21,208	21,224
Diluted:
Net income (loss)	$ 0.05	$ (0.06)
Average number of shares outstanding	21,230	21,224
Cash dividends declared	$ 0.00	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010
OPERATING ACTIVITIES
Net income (loss)	$ 1,263	$ (918)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision (credit) for loan losses	(600)	3,050
Depreciation expense	378	366
Net amortization of investment securities	174	169
Net realized losses (gains) on investment securities available for sale	358	(65)
Net gains on loans held for sale	(262)	(131)
Amortization of deferred loan fees	(82)	(98)
Origination of mortgage loans held for sale	(11,525)	(9,339)
Sales of mortgage loans held for sale	17,992	11,941
Increase in accrued interest income receivable	(240)	(77)
Decrease in accrued interest expense payable	(869)	(1,024)
Earnings on bank owned life insurance	(216)	(254)
Deferred income taxes	(519)	(174)
Stock based compensation expense	6	20
Decrease in prepaid Federal Deposit Insurance	433	248
Net decrease (increase) in other assets	4,808	(559)
Net increase (decrease) in other liabilities	1,102	(402)
Net cash provided by operating activities	12,201	2,753

INVESTING ACTIVITIES
Purchases of investment securities - available for sale	(49,413)	(20,165)
Purchases of investment securities - held to maturity	(1,991)	-
Proceeds from sales of investment securities – available for sale	16,518	1,189
Proceeds from maturities of investment securities – available for sale	10,771	11,673
Proceeds from maturities of investment securities – held to maturity	441	3,398
Proceeds from redemption of regulatory stock	361	-
Long-term loans originated	(16,883)	(13,014)
Principal collected on long-term loans	47,072	19,873
Loans purchased or participated	(3,845)	(345)
Sale of other real estate owned	182	459
Purchases of premises and equipment	(335)	(792)
Net cash provided by investing activities	2,878	2,276

FINANCING ACTIVITIES
Net increase in deposit accounts	13,839	16,459
Net decrease in other short-term borrowings	(4,550)	(18,270)
Principal borrowings on advances from Federal Home Loan Bank	-	32,000
Principal repayments on advances from Federal Home Loan Bank	(14)	(40,013)
Preferred stock dividends	(263)	(263)
Net cash provided by (used in) financing activities	9,012	(10,087)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,091	(5,058)
CASH AND CASH EQUIVALENTS AT JANUARY 1	19,337	26,308
CASH AND CASH EQUIVALENTS AT MARCH 31	$ 43,428	$21,250

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 18 locations in Pennsylvania.  The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.4 billion that are not recognized on the Company’s balance sheet at March 31, 2011.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

3.

Accounting Policies

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist.  The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010.  Early adoption was not permitted.  The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring.  The deferral in this Update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011.  For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options and warrants to purchase 1,478,417 common shares, at exercise prices ranging from $2.20 to $6.10, and 1,675,110 common shares, at exercise prices ranging from $1.68 to $6.10, were outstanding as of March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.  Options to purchase 22,348 common shares at exercise prices ranging from $1.53 to $2.07 were outstanding as of March 31, 2011, were included in the computation of dilutive earnings per common share. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

		Three months ended March 31,
	2011	2010
	(In thousands, except per share data)
Numerator:
Net income (loss)	$ 1,263	$ (918)
Preferred stock dividends and accretion of preferred stock dividends	290	291
Net income (loss) available to common shareholders	$ 973	$ (1,209)

Denominator:
Weighted average common shares
outstanding (basic)	21,208	21,224
Effect of stock options/warrants	22	-
Weighted average common shares
outstanding (diluted)	21,230	21,224

Earnings per common share:
Basic	$0.05	$(0.06)
Diluted	0.05	(0.06)

5.

Comprehensive Income (Loss)

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and the pension obligation change for the defined benefit plan.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

		Three months ended
	March 31,
	2011	2010

Net income (loss)	$ 1,263	$ (918)

Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	(58)	142
Income tax effect	19	(48)
Reclassification adjustment for gains (losses) on available for sale securities included in net (income) loss	358	(65)
Income tax effect	(121)	22
Unrealized holding gains (losses) on available for sale securities arising during period	(140)	379
Income tax effect	48	(130)
Other comprehensive income	106	300

Comprehensive income (loss)	$ 1,369	$ (618)

6.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds.  The Company made $5,000 in income tax payments in the first three months of 2011 as compared to $4,000 for the first three months of 2010.  The Company made total interest payments of $3,499,000 in the first three months of 2011 compared to $4,368,000 in the same 2010 period.

7.

Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

March 31, 2011		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 17,942	$ 37	$ (75)	$ 17,904
U.S. Agency mortgage- backed securities	164,965	3,515	(489)	167,991
Total	$182,907	$ 3,552	$ (564)	$ 185,895

Investment securities held to maturity (HTM):

March 31, 2011		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency mortgage- backed securities	$ 8,377	$ 438	$ -	$ 8,815
Other securities	1,000	-	(8)	992
Total	$ 9,377	$ 438	$ (8)	$ 9,807

Investment securities available for sale (AFS):

December 31, 2010		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 15,956	$ 57	$ (69)	$ 15,944
U.S. Agency mortgage-backed securities	145,727	3,714	(574)	148,867
Total	$161,683	$ 3,771	$ (643)	$164,811

Investment securities held to maturity (HTM):

December 31, 2010		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency mortgage-backed securities	$ 6,824	$ 452	$ -	$ 7,276
Other securities	1,000	-	(9)	991
Total	$ 7,824	$ 452	$ (9)	$ 8,267

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At March 31, 2011 and December 31, 2010, 99.4% of the portfolio was rated "AAA".  None of the portfolio was rated below “A” or unrated at March 31, 2011.  At March 31, 2011, the Company’s consolidated investment securities portfolio had a modified duration of approximately 3.26 years.  Total proceeds from the sale of AFS securities were $17 million in the first three months of 2011 compared to $1.2 million for the first three months of 2010.   The gross losses on investment security sales in the first three months of 2011 were $358,000 compared to $65,000 of gross investment security gains for the first three months of 2010.

The following tables present information concerning investments with unrealized losses as of March 31, 2011 and December 31, 2010 (in thousands):

Investment securities available for sale:

March 31, 2011	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$ 10,866	$ (75)	$ -	$ -	$ 10,866	$ (75)
U.S. Agency mortgage-
backed securities	53,289	(489)	-	-	53,289	(489)
Total	$ 64,155	$ (564)	$ -	$ -	$ 64,155	$ (564)

Investment securities held to maturity:

March 31, 2011	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$ -	$ -	$ 992	$ (8)	$ 992	$ (8)
Total	$ -	$ -	$ 992	$ (8)	$ 992	$ (8)

Investment securities available for sale:

December 31, 2010	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$ 4,204	$ (69)	$ -	$ -	$ 4,204	$ (69)
U.S. Agency mortgage-
backed securities	38,202	(574)	-	-	38,202	(574)
Total	$ 42,406	$ (643)	$ -	$ -	$ 42,406	$ (643)

Investment securities held to maturity:

December 31, 2010	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$ -	$ -	$ 991	$ (9)	$ 991	$ (9)
Total	$ -	$ -	$ 991	$ (9)	$ 991	$ (9)

The unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase.  There are 40 positions that are considered temporarily impaired at March 31, 2011.  Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance.  Furthermore, we do not intend to sell these securities and do not believe we will be required to sell these securities before they recover in value.

Contractual maturities of securities at March 31, 2011, are shown below (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Maturity	Available for Sale		Held to Maturity
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value
0-1 year	$ -	$ -	$ -	$ -
1-5 years	14,442	14,406	1,000	992
5-10 years	22,809	23,690	-	-
Over 10 years	145,656	147,799	8,377	8,815
Total	$182,907	$185,895	$ 9,377	$ 9,807

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Commercial	$ 75,165	$ 78,322
Commercial loans secured by real estate	347,772	369,904
Real estate – mortgage	201,979	203,317
Consumer	18,720	19,233
Loans, net of unearned income	$ 643,636	$ 670,776

Loan balances at March 31, 2011 and December 31, 2010 are net of unearned income of $399,000 and $477,000, respectively.

Real estate-construction loans comprised 4.4%, and 3.9% of total loans, net of unearned income, at March 31, 2011 and December 31, 2010, respectively.  The Company has no exposure to sub prime mortgage loans in either the loan or investment portfolios.

9.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended
	March 31,
	2011	2010
Balance at beginning of period	$ 19,765	$ 19,685
Charge-offs:
Commercial	(699)	(39)
Commercial loans secured by real estate	(638)	(1,193)
Real estate-mortgage	(11)	(80)
Consumer	(33)	(84)
Total charge-offs	(1,381)	(1,396)
Recoveries:
Commercial	160	104
Commercial loans secured by real estate	1	37
Real estate-mortgage	24	2
Consumer	56	34
Total recoveries	241	177

Net charge-offs	(1,140)	(1,219)
Provision for loan losses	(600)	3,050
Balance at end of period	$ 18,025	$ 21,516

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.70%	0.69%
Annualized provision for loan losses	(0.37)	1.72
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	2.80	3.02

The following tables summarize the rollforward of the allowance for loan loss by portfolio segment (in thousands).

	March 31, 2011
	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
Commercial	$ 3,851	$ (699)	$ 160	$ 2,375	$ 5,687
Commercial loans secured by real estate	12,717	(638)	1	(2,972)	9,108
Real estate- mortgage	1,117	(11)	24	120	1,250
Consumer	206	(33)	56	(31)	198
Allocation for general risk	1,874	-	-	(92)	1,782
Total	$ 19,765	$ (1,381)	$ 241	$ (600)	$ 18,025

The following tables summarize the primary segments of the loan portfolio (in thousands).

	At March 31, 2011
	Commercial	Commercial Loans Secured By Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$ 1,938	$ 5,454	$ —	$ —	$ 7,392
Collectively evaluated for impairment	73,227	342,318	201,979	18,720	636,244
Total loans	$ 75,165	$ 347,772	$201,979	$ 18,720	$ 643,636

At March 31, 2011
	Commercial	Commercial Loans Secured By Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$ 886	$ 1,841	$ —	$ —	$ —	$ 2,727
General reserve allocation	4,801	7,267	1,250	198	1,782	15,298
Total allowance for loan losses	$ 5,687	$ 9,108	$ 1,250	$ 198	$ 1,782	$ 18,025

	At December 31, 2010
	Commercial	Commercial Loans Secured By Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$ 4,065	$ 8,082	$ —	$ —	$ 12,147
Collectively evaluated for impairment	74,257	361,822	203,317	19,233	658,629
Total loans	$ 78,322	$ 369,904	$203,317	$ 19,233	$ 670,776

At December 31, 2010
	Commercial	Commercial Loans Secured By Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$ 1,905	$ 1,901	$ —	$ —	$ —	$ 3,806
General reserve allocation	1,946	10,816	1,117	206	1,874	15,959
Total allowance for loan losses	$ 3,851	$ 12,717	$ 1,117	$ 206	$ 1,874	$ 19,765

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance.  The overall risk profile for the commercial loan segment is driven by non-owner occupied commercial real estate (CRE) loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, as the majority of the commercial portfolio is centered in these types of accounts.  The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans and home equity loans.  The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

Management evaluates for possible impairment any individual loan in the commercial segment with a loan balance in excess of $100,000 that is in nonaccrual status or classified as a Troubled Debt Restructure (TDR). Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of larger relationship that is impaired, or are classified as a TDR agreement.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands).

March 31, 2011
	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$ 1,938	$ 886	$ -	$ 1,938	$ 2,702
Commercial loans secured by real estate	5,206	1,841	248	5,454	6,432
Total impaired loans	$ 7,144	$ 2,727	$ 248	$ 7,392	$ 9,134

December 31, 2010
	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$ 4,041	$ 1,905	$ 24	$ 4,065	$ 4,842
Commercial loans secured by real estate	4,938	1,901	3,144	8,082	8,341
Total impaired loans	$ 8,979	$ 3,806	$ 3,168	$ 12,147	$ 13,183

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

Three months ended March 31,
	2011	2010
	(In thousands)
Average investment in impaired loans	$9,782	$ 16,423
Interest income recognized on a cash basis
on impaired loans	173	121

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event.  The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis.  Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department.  The Loan Review Department is an experienced independent function which reports directly to the Board Audit Committee.  The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis.  The anticipated scope of coverage for 2011 requires a minimum range-of-coverage of 60% to 70% of the commercial loan portfolio.

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands).

	March 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$ 61,314	$ 7,335	$ 5,464	$ 1,052	$ 75,165
Commercial loans secured by real estate	295,864	29,171	22,307	430	347,772
Total	$357,178	$ 36,506	$ 27,771	$ 1,482	$ 422,937

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$ 61,961	$ 8,797	$ 5,793	$ 1,771	$ 78,322
Commercial loans secured by real estate	306,555	33,165	29,754	430	369,904
Total	$368,516	$ 41,962	$ 35,547	$ 2,201	$ 448,226

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

	March 31, 2011
	Performing	Non-performing
	(In thousands)
Real estate- mortgage	$200,226	$1,753
Consumer	18,720	—
Total	$218,946	$1,753

	December 31, 2010
	Performing	Non-performing
	(In thousands)
Real estate- mortgage	$201,438	$1,879
Consumer	19,233	—
Total	$220,671	$1,879

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	March 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due And Accruing	Total Past Due	Non- Accrual	Total Loans
Commercial	$ 73,133	$ 70	$ —	$ —	$ 70	$ 1,962	$ 75,165
Commercial loans secured by real estate	344,075	—	—	—	—	3,697	347,772
Real estate- mortgage	198,225	1,993	8	—	2,001	1,753	201,979
Consumer	18,512	171	37	—	208	—	18,720
Total	$ 633,945	$ 2,234	$ 45	$ —	$ 2,279	$ 7,412	$ 643,636

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due And Accruing	Total Past Due	Non- Accrual	Total Loans
Commercial	$ 74,643	$ —	$ —	$ —	$ —	$ 3,679	$ 78,322
Commercial loans secured by real estate	362,890	283	—	—	283	6,731	369,904
Real estate- mortgage	199,003	1,892	543	—	2,435	1,879	203,317
Consumer	19,160	29	44	—	73	—	19,233
Total	$ 655,696	$ 2,204	$ 587	$ —	$ 2,791	$ 12,289	$ 670,776

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

10.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except percentages):

	March 31 2011	December 31, 2010
Non-accrual loans
Commercial	$ 1,962	$ 3,679
Commercial loans secured by real estate	3,697	6,731
Real estate-mortgage	1,753	1,879
Total	7,412	12,289

Other real estate owned
Commercial loans secured by real estate	364	436
Real estate-mortgage	227	302
Total	591	738

Total restructured loans not in non-accrual (TDR)	1,326	1,337
Total non-performing assets including TDR	$ 9,329	$ 14,364
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	1.45%	2.12%

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

	Three months ended
	March 31,
	2011	2010
Interest income due in accordance
with original terms	$ 135	$ 244
Interest income recorded	(173)	(121)
Net (increase) reduction in interest income	$ (38)	$ 123

11.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At March 31, 2011
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ -	-%

Advances	2012	4,000	1.82
	2013	5,000	2.04
	2016 and after	736	6.43
Total advances		9,736	2.28

Total FHLB borrowings		$ 9,736	2.28%

	At December 31, 2010
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 4,550	0.62%

Advances	2012	4,000	1.82
	2013	5,000	2.04
	2016 and after	750	6.44
Total advances		9,750	2.28

Total FHLB borrowings		$ 14,300	1.75%

The rate on Open Repo Plus advances can change daily, while the rates on the advances are fixed until the maturity of the advance.

12.

Preferred Stock

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted.  On October 14, 2008, the U.S. Treasury announced its intention to inject capital into financial institutions under the TARP Capital Purchase Program (the “CPP”).  The CPP is a voluntary program designed to provide capital to healthy well managed financial institutions in order to increase the availability of credit to businesses and individuals and help stabilize the U.S. financial system.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2011, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  The Company believes that no conditions or events have occurred that would change this conclusion.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.89% at March 31, 2011 (in thousands, except ratios).

	AS OF MARCH 31, 2011
	ACTUAL	FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets) Consolidated	$ 115,499	16.90%	$ 54,683	8.00%	$ 68,353	10.00%
AmeriServ Financial Bank	94,809	14.04	54,013	8.00	67,517	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	106,828	15.63	27,341	4.00	41,012	6.00
AmeriServ Financial Bank	86,241	12.77	27,007	4.00	40,510	6.00
Tier 1 Capital (To Average Assets) Consolidated	106,828	11.40	37,485	4.00	46,856	5.00
AmeriServ Financial Bank	86,241	9.44	36,549	4.00	45,686	5.00

	AS OF DECEMBER 31, 2010
	ACTUAL	FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets) Consolidated	$ 113,954	16.54%	$ 55,118	8.00%	$ 68,898	10.00%
AmeriServ Financial Bank	92,172	13.57	54,333	8.00	67,916	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	105,193	15.27	27,559	4.00	41,339	6.00
AmeriServ Financial Bank	83,533	12.30	27,166	4.00	40,749	6.00
Tier 1 Capital (To Average Assets) Consolidated	105,193	11.20	37,555	4.00	46,944	5.00
AmeriServ Financial Bank	83,533	9.13	36,588	4.00	45,735	5.00

14.

Segment Results

The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures.  The Company's major business units include retail banking, commercial banking, trust, and investment/parent. The reported results reflect the underlying economics of the business segments.  Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services.  The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment.  The key performance measure the Company focuses on for each business segment is net income contribution.

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses.  Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans.    Commercial banking to businesses includes commercial loans, and commercial real-estate loans.  The trust segment contains our wealth management businesses, which include the Trust Company, West Chester Capital Advisors- our registered investment advisory firm and financial services.  Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts.  Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment.  Financial services include the sale of mutual funds, annuities, and insurance products.  The Wealth management businesses also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in real estate investments and construction projects that utilize union labor.  The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on the guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management.  Inter-segment revenues were not material.

The contribution of the major business segments to the consolidated results of operations for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three months ended		March 31,
	March 31, 2011		2011
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,299	$ 187	$ 331,705
Commercial banking	3,348	1,558	429,967
Trust	1,819	183	4,123
Investment/Parent	(395)	(665)	195,272
Total	$ 11,071	$ 1,263	$ 961,067

	Three months ended		March 31,
	March 31, 2010		2010
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 5,991	$ 153	$ 309,129
Commercial banking	3,316	(1,072)	498,072
Trust	1,658	22	3,543
Investment/Parent	456	(21)	150,073
Total	$ 11,421	$ (918)	$ 960,817

15.

Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $101.9 million and standby letters of credit of $11.4 million as of March 31, 2011. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business.  In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

16.

Pension Benefits

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment.  Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments.  The net periodic pension cost for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Components of net periodic benefit cost
Service cost	$ 303	$ 279
Interest cost	301	278
Expected return on plan assets	(393)	(357)
Amortization of prior year service cost	2	4
Amortization of transition asset	(4)	(4)
Recognized net actuarial loss	203	143
Net periodic pension cost	$ 412	$ 343

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

The following tables present the assets reported on the balance sheet at their fair value as of March 31, 2011 and December 31, 2010, by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at March 31, 2011 Using
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Agency securities	$ 17,904	$ -	$ 17,904	$ -
U.S. Agency mortgage-backed securities	167,991	-	167,991	-
Fair value of swap asset	357	-	357	-

		Fair Value Measurements at December 31, 2010 Using
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Agency securities	$ 15,944	$ -	$ 15,944	$ -
U.S. Agency mortgage-backed securities	148,867	-	148,867	-
Fair value of swap asset	420	-	420	-

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data which at times are discounted.  At March 31, 2011, impaired loans with a carrying value of $7.4 million were reduced by a specific valuation allowance totaling $2.7 million resulting in a net fair value of $4.7 million.

Other real estate owned (OREO) is measured at fair value based on appraisals, less cost to sell at the date of foreclosure.  Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at March 31, 2011 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$ 4,665	$ -	$ -	$ 4,665
Other real estate owned	591	-	-	591

		Fair Value Measurements at December 31, 2010 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$ 8,341	$ -	$ -	$ 8,341
Other real estate owned	738	-	-	738

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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments.  Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances.  The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at March 31, 2011 and December 31, 2010, were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Fair Value	Recorded Book Balance	Fair Value	Recorded Book Balance
FINANCIAL ASSETS:
Cash and cash equivalents	$ 43,428	$ 43,428	$ 19,337	$ 19,337
Investment securities	195,702	195,272	173,078	172,635
Regulatory stock	8,997	8,997	9,358	9,358
Loans held for sale	1,250	1,200	7,542	7,405
Net loans, net of allowance for loan loss and unearned income	625,453	625,611	651,866	651,011
Accrued income receivable	3,450	3,450	3,210	3,210
Bank owned life insurance	34,682	34,682	34,466	34,466
Fair value swap asset	357	357	420	420

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$ 463,250	$463,250	$ 437,072	$ 437,072
Deposits with stated maturities	358,237	353,278	369,972	364,144
Short-term borrowings	-	-	4,550	4,550
All other borrowings	25,240	22,821	25,419	22,835
Accrued interest payable	2,672	2,672	3,541	5,541
Fair value swap liability	357	357	420	420

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

Loans held for sale are priced individually at market rates on the day that the loan is locked for commitment with an investor.  All loans in the held for sale account conform to Fannie Mae underwriting guidelines, with the specific intent of the loan being purchased by an investor at the predetermined rate structure.  Loans in the held for sale account have specific delivery dates that must be executed to protect the pricing commitment (typically a 30, 45, or 60 day lock period).

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

The fair value of all other borrowings are based on the discounted value of contractual cash flows.  The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.

The fair values of the swaps used for interest rate risk management represents the amount the Company would have expected to receive or pay to terminate such agreements.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2011 FIRST QUARTER SUMMARY OVERVIEW….. The financial results reported by AmeriServ for the first quarter of 2011 represented another step forward in the performance of the Company. Net Income for the first quarter was reported at $1,263,000 or $0.05 per share.  This is the sixth consecutive quarter of improved financial performance for AmeriServ and is a 13% increase over the fourth quarter of 2010 and a $2,181,000 improvement in absolute dollars over the first quarter of 2010.  This improvement resulted in a return on assets of 54 basis points, the highest level since the fourth quarter of 2008.

We continue to work hard to protect the franchise, but also to improve the financial results in spite of the weak and sluggish economy.  Perhaps the most difficult decision in times like these is to decide whether this long recession is finally ending.  We note that unemployment is still 9.2% in our primary market and that the demand for new loans is weak.  It does appear that both consumers and commercial enterprises are still determined to pay down their debt and build their cash reserves.  It is our opinion, therefore; that it is still prudent for the Bank to remain quite vigilant and watchful during 2011.  Accordingly, we will stay with the formula which has produced these six consecutive quarters of improved performance.  This means that our Asset Quality Task Force will continue to meet regularly to search for any borrowers for whom the recession has caused difficulties.  Our Asset Liability Management Committee will continue to emphasize our deep liquidity position so that we can respond quickly to the surprises which are inevitable in these turbulent times.  But at the same time, we will continue to search out opportunities to grow our businesses as our balance sheet grows stronger.

Some other highlights for the first quarter of 2011 included:

•

The level of non-performing assets declined by $5.0 million to $9.3 million or 1.45% of total loans outstanding.

•

The allowance for loan losses was reduced by $1.7 million but still provided a coverage ratio of 206%, irrespective of pledged collateral.

•

Deposits grew by $15 million from the fourth quarter of 2010 to a new quarterly record of $817 million.

•

Every capital ratio remained above regulatory requirements as well as above our internal guide lines, which are even higher.

•

Wholesale borrowings are just 1% of total assets since deposit growth continues strong.

Still, there were and will continue to be challenges.  Reflecting the weak economy, the level of loans and loans held for sale outstanding declined by more than $33 million.  This is in spite of the low loan rates fostered by the easy money policy of the Board of Governors of the Federal Reserve System, which is punishing savers rather than rewarding them for their thriftiness.  Additionally, due to seasonal winter and other factors, the level of mortgage originations has slowed, but we are hopeful that springtime will revive that important part of our Retail Bank.  Operating expenses did increase by $155,000 or 1.6% from the 1st quarter 2010, primarily due to increased employee benefit costs.

During 2011, we have been continuing to implement the Tactical Plans that were announced in 2010.  It is our aim to become more efficient and to eliminate any outmoded ways.  It is only the strong, efficient and customer focused enterprises that will profit as economic conditions improve.

As the work comes to an end on the Tactical Plans, we have put into place a Strategic Planning Team.  This Team is charged with setting forth the game plan that we will pursue in the three years beginning in 2012.  The Team will receive input from everywhere in the Company and will meet and report at least twice a year to the AmeriServ Board of Directors.  The aim of the Plan will be to retain the discipline which is permitting the Company to emerge strong from the recession, but to direct that discipline toward improving customer service and offering the best in financial products to new and existing customers.

In this regard, AmeriServ has applied to participate in the U.S. Treasury Small Business Lending Fund.  This type of lending is at the center of our business plan and we intend to put every dollar we can find to work in strengthening our regional economy. Additionally, during the first quarter AmeriServ’s Trust Company submitted and received approval by its Board on a new Strategic Plan.  Already there are signs that this important subsidiary is turning the corner following the financial markets firestorm of 2008 and 2009.

We sincerely believe that we are a company resolved to improve in every way.  This effort began a few years ago with a significant restructuring of the balance sheet.  However, progress was slowed by the forces that brought recessionary pressures to almost every corner of the globe. But we do now believe that AmeriServ is weathering that storm well.  The new challenge is to focus clearly, to not fall back into past mistakes and to concentrate every day on solid, tangible improvements.  Our new organization structure is set, both major subsidiaries of the Corporation are profitable and it is clearly time to strive for meaningful financial performance improvements.

THREE MONTHS ENDED MARCH 31, 2011 VS. THREE MONTHS ENDED MARCH 31, 2010

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Net income (loss)	$ 1,263	$ (918)
Diluted earnings (loss) per share	0.05	(0.06)
Return on average assets (annualized)	0.54%	(0.39)%
Return on average equity (annualized)	4.77%	(3.47)%

The Company reported first quarter 2011 net income of $1.3 million or $0.05 per diluted common share.  This represents an increase of $2.2 million from the first quarter 2010 net loss of $918,000 or $0.06 per diluted common share.  Continued improvements in asset quality were a key factor causing our increased earnings in the first quarter of 2011.  This positive item was partially offset by a decline in net interest income attributed primarily to lower loan balances and lower non-interest income resulting from the Company’s decision to realize an investment security loss in order to position the portfolio for higher future yields.  Diluted earnings per share were impacted by the preferred dividend requirement and the accretion of the preferred stock discount on the CPP preferred stock which amounted to $290,000 and reduced the amount of net income available to common shareholders.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the first quarter of 2011 to the first quarter of 2010 (in thousands, except percentages):

	Three months ended March 31, 2011	Three months ended March 31, 2010	Change	% Change
Interest income	$ 10,596	$ 11,465	$ (869)	(7.6)%
Interest expense	2,630	3,344	(714)	(21.4)
Net interest income	$ 7,966	$ 8,121	$ (155)	(1.9)

Net interest margin	3.70%	3.78%	(0.08)	N/M

N/M - not meaningful

The Company’s net interest income in the first quarter of 2011 decreased by $155,000 or 1.9% from the prior year’s first quarter.  The Company’s first quarter 2011 net interest margin of 3.70% was eight basis points lower than the 2010 first quarter margin of 3.78% but was unchanged from the more recent fourth quarter 2010 net interest margin of 3.70%.  Reduced loan balances were the primary factor causing the drop in both net interest income and net interest margin between first quarter periods.  Specifically, total loans averaged $661 million in the first quarter of 2011 a decrease of $56 million or 7.8% from the first quarter of 2010.  The lower balances reflect the results of the Company’s focus on reducing its commercial real estate exposure and non-performing assets during this period along with weak commercial loan demand.  The Company has strengthened its excellent liquidity position by electing to reinvest these net loan paydowns in high quality investment securities and fed funds sold whose average balance has increased by $52 million over this same period.

Careful management of funding costs has allowed the Company to mitigate a significant portion of the drop in interest revenue during the past twelve months.  Specifically, quarterly interest expense has declined by $714,000 since the first quarter of 2010 due to reduced deposit costs and a lower borrowed funds position.  This reduction in deposit costs has not impacted average deposit balances which have increased by $26 million or 3.3% during this same period.  The Company is pleased that $16 million of this deposit growth has occurred in non-interest bearing demand deposit accounts whose balances have grown by 13.8% since the first quarter of 2010.  The Company believes that uncertainties in the economy have contributed to growth in deposits as consumers and businesses have looked for safety and liquidity in well capitalized community banks like AmeriServ Financial.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the first quarter of 2011 decreased by $869,000 or 7.6% when compared to the same 2010 quarter. This decrease was due to a 42 basis point decline in the earning asset yield to 4.94% and a $4.9 million or 0.6% drop in average earning assets between periods due to the previously mentioned decline in loans. Investment securities and fed funds sold have grown over this period but not enough to absorb the overall decline in total loans.  Within the earning asset base, the yield on the total loan portfolio decreased by nine basis points to 5.51% while the yield on total investment securities dropped by 68 basis points to 3.20%. New investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing. Also, this asset mix shift with fewer dollars invested in loans and more dollars invested in lower yielding short duration investment securities also negatively impacts the earning asset yield.  The Company expects the loan portfolio to continue to shrink in the second quarter of 2011, but improving commercial loan pipelines suggest that the Company may be able to reverse this declining loan trend in the second half of 2011.

The Company's total interest expense for the first quarter of 2011 decreased by $714,000 or 21.4% when compared to the same 2010 quarter.  This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 36 basis points to 1.52%.  Management’s decision to reduce interest rates paid on all deposit categories has not had any negative impact on deposit growth as consumers have sought the safety and liquidity provided by well-capitalized community banks like AmeriServ Financial.  This decrease in funding costs was aided by a drop in interest expense associated with an $18.3 million decrease in the volume of interest bearing liabilities.  Specifically, the average balance of all FHLB borrowings declined by $27.8 million, but was partially offset by a $9.6 million increase in interest bearing deposits.  Additionally, the Company’s funding mix also benefited from a $16.1 million increase in non-interest bearing demand deposits. Overall, in the first quarter of 2011 the Company was able to further reduce its use of borrowings as a funding source as wholesale borrowings averaged only 1.1% of total assets.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2011 and March 31, 2010 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended March 31 (In thousands, except percentages)

		2011			2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$661,061	$ 9,091	5.51%	$717,247	$ 10,029	5.60%
Interest bearing deposits	1,786	-	-	1,711	1	0.21
Short-term investment in money market funds	3,855	3	0.32	4,545	3	0.25
Federal funds sold	14,178	4	0.11	2,394	1	0.10
Investment securities – AFS	179,846	1,411	3.14	137,845	1,322	3.84
Investment securities – HTM	8,691	95	4.37	10,554	118	4.47
Total investment securities	188,537	1,506	3.20	148,399	1,440	3.88
Total interest earning assets/interest income	869,417	10,604	4.94	874,296	11,474	5.36
Non-interest earning assets:
Cash and due from banks	15,555			15,433
Premises and equipment	10,483			9,449
Other assets	79,615			79,643
Allowance for loan losses	(19,834)			(20,793)
TOTAL ASSETS	$955,236			$958,028

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 55,092	$ 28	0.21%	$ 57,365	$ 45	0.32%
Savings	78,545	74	0.38	75,287	119	0.64
Money markets	185,933	292	0.64	187,276	464	1.00
Other time	360,137	1,900	2.14	350,229	2,299	2.66
Total interest bearing deposits	679,707	2,294	1.37	670,157	2,927	1.77
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	424	1	0.73	5,490	9	0.67
Advances from Federal Home Loan Bank	9,743	55	2.31	32,494	128	1.58
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	702,959	2,630	1.52	721,226	3,344	1.88
Non-interest bearing liabilities:
Demand deposits	133,049			116,954
Other liabilities	11,859			12,620
Shareholders' equity	107,369			107,228
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$955,236			$958,028
Interest rate spread			3.42			3.48
Net interest income/ Net interest margin		7,974	3.70%		8,130	3.78%
Tax-equivalent adjustment		(8)			(9)
Net Interest Income		$ 7,966			$ 8,121

…..PROVISION FOR LOAN LOSSES..... The improvements in asset quality evidenced by lower levels of non-performing assets and classified loans allowed the Company to reverse a portion of the allowance for loan losses into earnings in the first quarter of 2011 while still increasing coverage ratios.  During the first quarter, total non-performing assets decreased by $5.0 million to $9.3 million or 1.45% of total loans as a result of successful resolution efforts.  Classified loans rated substandard or doubtful also dropped by $8.6 million or 21.8% during this same period.  As a result of this improvement, the Company recorded a negative provision for loan losses of $600,000 in the first quarter of 2011 compared to a $3.1 million provision in the first quarter of 2010.  Actual credit losses realized through net charge-offs in the first quarter of 2011 totaled $1.1 million or 0.70% of total loans which was comparable with the net charge-offs realized in the first quarter of 2010 which amounted to $1.2 million or 0.69% of total loans.  When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, non-performing, delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends.  In summary, the allowance for loan losses provided 206% coverage of non-performing loans and was 2.80% of total loans at March 31, 2011, compared to 145% of non-performing loans and 2.91% of total loans at December 31, 2010.

.....NON-INTEREST INCOME.....Non-interest income for the first quarter of 2011 totaled $3.1 million; a decrease of $195,000 or 5.9% from the first quarter 2010 performance.  Factors contributing to this lower level of non-interest income in 2011 included:

*  a $358,000 loss realized on the sale of $17 million of investment securities in the first quarter of 2011.  The Company took advantage of a steeper yield curve to position the investment portfolio for better future earnings by selling some of the lower yielding, longer duration securities in the portfolio and replacing them with higher yielding securities with a shorter duration.

*  a $100,000 decline in deposit service charges due to a reduced volume of overdraft fees.  Customers have maintained higher balances in their checking accounts which has resulted in fewer overdraft fees in 2011.  Additionally, deposit service charges were negatively impacted by regulatory changes which took effect in mid-2010 and were designed to limit customer overdraft fees on debit card transactions.

*    a $131,000 increase in revenue generated on residential mortgage loan sales into the secondary market in 2011.  The Company sold $18 million of loans into the secondary market in the first quarter of 2011 compared to $12 million sold in the first quarter of 2010.

*  a $113,000 increase in trust and investment advisory fees as our wealth management businesses benefitted from increased equity values in the first quarter of 2011.

  * a $122,000 increase in other income due to primarily to an $80,000 gain realized on the sale of an other real estate owned property and higher mortgage related processing fees.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first quarter of 2011 totaled $9.9 million and increased by $155,000 or 1.6% from the prior year’s first quarter. Factors contributing to the higher non-interest expense in 2011 included:

*   a $301,000 or 5.8% increase in salaries and employee benefits expense due to increased medical insurance costs, higher pension expense and greater incentive compensation expense reflecting increased commission payments related to the residential mortgage activity.

*   a $137,000 decrease in other expense due to a reduction in costs associated with the reserve for unfunded loan commitments and lower telephone expense resulting from the implementation of technology enhancements.

*   a $122,000 decrease in professional fees in the first quarter of 2011 due to reduced legal fees and lower consulting expenses in the Trust Company.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $489,000 or an effective tax rate of approximately 28% in the first quarter of 2011.  This compares to an income tax benefit of $475,000 recorded in the first quarter of 2010 due to the pretax loss in last year’s first quarter.  The Company’s only significant source of tax free income is earnings from bank owned life insurance. The Company’s deferred tax asset was $15.5 million at March 31, 2011 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

…..SEGMENT RESULTS.….Retail banking’s net income contribution was $187,000 in the first quarter of 2011 compared to $153,000 for the same comparable period of 2010.  The improved performance in 2011 is due to increased net interest income generated on the higher level of deposits and a lower provision for loan losses.  These positive items more than offset reduced revenue from overdraft fees and deposit service charges.

The commercial banking segment reported a net income contribution of $1.6 million in the first quarter of 2011 compared to a net loss of $1.1 million for the first three months of 2010.  The increased earnings in 2011 were caused primarily by a reduced provision for loan losses due to the previously discussed improvement in our asset quality.

The trust segment’s net income contribution in the first quarter of 2011 amounted to $183,000 compared to $22,000 for the same 2010 period.  The increase in net income reflected higher revenue due to an $113,000 increase in trust and investment advisory fees as our wealth management businesses benefitted from increased equity values in the first quarter of 2011.  This segment also benefitted from a decline in expenses particularly within our investment advisory subsidiary.

The investment/parent segment reported a net loss of $665,000 in the first quarter of 2011 compared to the net loss of $21,000 for the first quarter of 2010.  The weaker performance in 2011 reflects the previously mentioned $358,000 loss realized on the sale of $17 million of investment securities in the first quarter of 2011 to position the portfolio for better future earnings.  Also, declining yields in the investment securities portfolio have negatively impacted this segment.

.....BALANCE SHEET.....The Company's total consolidated assets were $961 million at March 31, 2011, which was up by $12.1 million or 1.3% from the $949 million level at December 31, 2010. The increase was due to higher investment security balances and a greater fed funds sold position as both of these line items increased by $23 million reflecting the Company’s strong liquidity position.  The Company’s loans and loans held for sale declined by $33 million or 4.9% as a result of net portfolio run-off since year-end predominantly in the commercial real estate loan category.  We expect the loan portfolio will experience net run-off in the second quarter of 2011 but at a slower pace.  We did reduce the goodwill allocated to West Chester Capital Advisors (WCCA) by $337,000 in the first quarter of 2011.  This reduction resulted from a purchase price adjustment as the principal of WCCA did not fully earn a deferred contingent payment that had been accrued as a liability of the Company at the time of acquisition.

The Company’s deposits totaled $817 million at March 31, 2011, which was $15.3 million or 1.9% higher than December 31, 2010, due to an increase in both demand deposits and money market account balances.  We believe that uncertainties in the financial markets and the economy have contributed to growth in our deposits as consumers and businesses have looked for safety and liquidity in well capitalized community banks like AmeriServ Financial.  As a result of this deposit growth, we were able to reduce total FHLB borrowings by $4.6 million during the first three months of 2011 and these borrowings now represent only 1.0% of total assets.  The Company’s total shareholders’ equity has increased by $1.1 million since year-end 2010 mainly due to the Company’s improved profitability, net of preferred stock dividend payments, in the first quarter of 2011.  The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 16.90%, and an asset leverage ratio of 11.40% at March 31, 2011.  The Company’s book value per common share was $4.12, its tangible book value per common share was $3.53, and its tangible common equity to tangible assets ratio was 7.89% at March 31, 2011.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2011	2010	2010
Total loan delinquency (past
due 30 to 89 days)	$ 2,279	$ 2,791	$ 6,210
Total non-accrual loans	7,412	12,289	19,538
Total non-performing assets including TDR*	9,329	14,364	20,322
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.35%	0.41%	0.87%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	1.15	1.81	2.74
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	1.45	2.12	2.85
Non-performing assets as a percentage of total assets	1.11	1.51	2.12
Total classified loans (loans rated substandard or doubtful)	$31,006	$39,627	$54,618

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company continued to realize asset quality improvements in the first quarter of 2011.  These improvements are evidenced by reduced delinquency and lower levels of non-performing assets and classified loans. Specifically, there was a $5 million decrease in non-performing assets during the first quarter of 2011.  Only $1.1 million of this decline in non-performing assets related to actual loan losses realized through net charge-offs.  The majority of the drop was due to successful workout efforts on problem commercial real-estate loans.  Classified loans, while declining in recent periods, are still relatively high by longer term historical standards.   This is due to the downgrade of the rating classification of several commercial loans that are experiencing operating weakness in the recessionary economy but are still performing.  We continue to closely monitor the portfolio given the uncertainty in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio.  As of March 31, 2011, the 25 largest credits represented 33% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2011	2010	2010
Allowance for loan losses	$18,025	$19,765	$21,516
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	2.80%	2.91%	3.02%
total delinquent loans
(past due 30 to 89 days)	790.92	708.17	346.47
total non-accrual loans	243.19	160.83	110.12
total non-performing assets	169.17	137.60	105.88

The Company has reduced its contribution to the allowance for loan losses over the periods presented due to the previously discussed improvement in asset quality.  As a result, the balance in the allowance for loan losses has declined but the Company has been able to either maintain or strengthen its key coverage ratios as indicated in the above table.

.....LIQUIDITY.....The Company’s liquidity position has been strong during the last several years.  Our core retail deposit base has grown over the past three years and has been more than adequate to fund the Company’s operations.  Cash flow from maturities, prepayments and amortization of securities was also used to either fund loan growth or paydown borrowings.  We strive to operate our loan to deposit ratio in a range of 85% to 95%.  At March 31, 2011, the Company’s loan to deposit ratio was 79.0% which is below our targeted range and reflects our strong liquidity position as well as weak loan demand.  Given further expected net loan paydowns in the second quarter of 2011, we expect to purchase mortgage backed investment securities to replace this excess loan cash flow.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $24.1 million from December 31, 2010, to March 31, 2011, due to $12.2 million of cash provided by operating activities, $9.0 million of cash provided by financing activities and $2.9 million of cash provided by investing activities.  Within investing activities, cash used for new investment security purchases exceeded maturities and sales by $23.3 million.  Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $20.7 million and was $26.3 million lower than the $47.1 million of cash received from loan principal payments and sales.  Within financing activities, deposits increased by $13.8 million, which was used to pay down short-term borrowings by $4.6 million.  The remainder was invested in fed funds sold.

The holding company had $15.7 million of cash, short-term investments, and securities at March 31, 2011, which was down $941,000 from the year-end 2010 total.  We have elected to retain $14 million of the total $21 million in funds received from the CPP preferred stock at the holding company to provide us with greater liquidity and financial flexibility.  $7 million of the CPP funds were downstreamed to our subsidiary bank in 2009 and 2010 to help the Bank maintain compliance with our own internal capital guidelines.  Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company.  At March 31, 2011, however, the subsidiary Bank did not have any cash available for immediate dividends to the holding company under the applicable regulatory formulas because of the loss it incurred in 2009. We presently expect that the Bank will return to dividend paying capacity in the second half of 2011. As such, the holding company will continue to use its ample supply of cash and short-term investments to meet its trust preferred debt service requirements and preferred stock dividends, which approximate $2.1 million annually.

.....CAPITAL RESOURCES.....The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized.  The asset leverage ratio was 11.40% and the risk based capital ratio was 16.90% at March 31, 2011.  The Company’s tangible common equity to tangible assets ratio was 7.89% at March 31, 2011.  We anticipate that our strong capital ratios will increase during 2011 due to the retention of all earnings, which will be partially offset by preferred dividend requirements and limited balance sheet growth.

Our decision to accept the $21 million CPP preferred stock investment in December 2008 did strengthen our capital ratios.  However as a result of this decision, for a period of three years ending December 19, 2011, we are no longer permitted to repurchase stock or declare and pay common dividends without the consent of the U.S. Treasury.  The Company presently does not expect to repay any portion of the CPP preferred stock investment prior to 2012 given the slowness of the economic recovery and the need for the Bank to achieve sustained profitability. However, if the Company is approved as a participant in the U.S. Treasury Department’s Small Business Lending Fund, we would use the $21 million in proceeds requested from this program to fully refinance our TARP-CPP preferred stock in 2011.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	4.9%	4.2%
100bp increase	3.3	4.2
100bp decrease	(7.3)	(11.9)

The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at 0.25%.  The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio, fed funds sold position, and scheduled repricing of loans now tied to LIBOR.  Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise.  The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

.....OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $101.9 million and standby letters of credit of $11.4 million as of March 31, 2011. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $14.8 million, or 82%, of the total allowance for credit losses at March 31, 2011 has been allocated to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.  To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  The Company’s goodwill relates to value inherent in the banking and wealth management business, and the value is dependent upon the Company’s ability to provide quality, cost-effective services in the face of free competition from other market participants on a regional basis.  This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of the Company’s services.  As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted and the loyalty of the Company’s deposit customer base over a longer time frame.  The quality and value of a Company’s assets is also an important factor to consider when performing goodwill impairment testing.  A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective value added services over sustained periods can lead to impairment of goodwill.

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value.  The Company’s testing in 2010 indicated that its goodwill was not impaired.  However, we did reduce the goodwill allocated to West Chester Capital Advisors (WCCA) by $337,000 in the first quarter of 2011.  This reduction resulted from a purchase price adjustment as the principal of WCCA did not fully earn a deferred contingent payment that had been accrued as a liability of the Company at the time of acquisition.

Core deposit intangibles that have a finite life are amortized over their useful life.  As of March 31, 2011, all core deposit intangibles for the Company had been fully amortized.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of March 31, 2011, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery.  A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations.  At March 31, 2011, all of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies, the U.S. Treasury or government sponsored agencies.  The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase.   Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance.  Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

• Expense Rationalization – AmeriServ Financial remains focused on trying to rationalize expenses.  This has not been a program of broad based cuts, but has been targeted so AmeriServ stays strong but spends less.  However, this initiative takes on new importance because it is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

This Form 10-Q contains various forward-looking statements and includes assumptions concerning the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results, and prospects, including statements that include the words “may,” “could,” “should,” “suggest,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions.  These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company’s control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2011, are effective.

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

Item 1A.   Risk Factors

   There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

AmeriServ Financial, Inc.
Registrant

Date: May 5, 2011	/s/Glenn L. Wilson
Glenn L. Wilson
President and Chief Executive Officer

Date: May 5, 2011	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President and Chief Financial Officer

Exhibit 99.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries as of March 31, 2011; the related consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010; and the consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010.  These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above, for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 7, 2011, we expressed an unqualified opinion on those consolidated financial statements.

/s/S.R. Snodgrass, A.C.

Wexford, Pennsylvania

May 6, 2011

Exhibit 15.1

May 6, 2011

AmeriServ Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, Pennsylvania 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of AmeriServ Financial, Inc. for the periods ended March 31, 2011 and 2010, as indicated in our report dated May 6, 2011; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, is incorporated by reference in the following Registration Statements:

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

Date: May 6, 2011	/s/Glenn L. Wilson
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

Date: May 6, 2011	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Glenn L. Wilson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Glenn L. Wilson

Glenn L. Wilson

President and

Chief Executive Officer

May 6, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Executive Vice President and

Chief Financial Officer

May 6, 2011