Form 10-Q
period 2011-06-30
AMERISERV FINANCIAL INC /PA/
filed 2011-08-12
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock, par value $0.01	21,208,421

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from depository institutions	$18,389	$14,160
Interest bearing deposits	1,721	1,716
Short-term investments in money market funds	2,617	3,461

Cash and cash equivalents	22,727	19,337
Investment securities:
Available for sale	189,661	164,811
Held to maturity (fair value $9,568 on June 30, 2011 and $8,267 on December 31, 2010)	9,109	7,824
Loans held for sale	2,486	7,405
Loans	654,734	671,253
Less: Unearned income	382	477
Allowance for loan losses	16,958	19,765

Net loans	637,394	651,011
Premises and equipment, net	10,545	10,485
Accrued income receivable	3,671	3,210
Goodwill	12,613	12,950
Bank owned life insurance	34,901	34,466
Net deferred tax asset	13,853	16,058
Federal Home Loan Bank stock	6,528	7,233
Federal Reserve Bank stock	2,125	2,125
Prepaid federal deposit insurance	2,201	3,073
Other assets	7,079	8,986

TOTAL ASSETS	$954,893	$948,974

LIABILITIES
Non-interest bearing deposits	$131,464	$127,870
Interest bearing deposits	678,618	673,346

Total deposits	810,082	801,216

Short-term borrowings	—	4,550
Advances from Federal Home Loan Bank	9,722	9,750
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085

Total borrowed funds	22,807	27,385

Other liabilities	10,594	13,315

TOTAL LIABILITIES	843,483	841,916

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on June 30, 2011 and December 31, 2010.	20,724	20,669
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,397,040 shares issued and 21,208,421 outstanding on June 30, 2011; 26,396,289 shares issued and 21,207,670 outstanding on December 31, 2010	264	264
Treasury stock at cost, 5,188,619 shares on June 30, 2011 and December 31, 2010	(68,659)	(68,659)
Capital surplus	145,056	145,045
Retained earnings	17,222	14,601
Accumulated other comprehensive loss, net	(3,197)	(4,862)

TOTAL SHAREHOLDERS’ EQUITY	111,410	107,058

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$954,893	$948,974

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

INTEREST INCOME
Interest and fees on loans	$8,804	$9,984	$17,887	$20,004
Interest bearing deposits	—	—	—	1
Short-term investments in money market funds	2	4	5	7
Federal funds sold	3	1	7	2
Investment securities:
Available for sale	1,617	1,353	3,028	2,675
Held to maturity	104	108	199	226

Total Interest Income	10,530	11,450	21,126	22,915

INTEREST EXPENSE
Deposits	2,106	2,833	4,400	5,760
Short-term borrowings	1	4	2	13
Advances from Federal Home Loan Bank	57	125	112	253
Guaranteed junior subordinated deferrable interest debentures	280	280	560	560

Total Interest Expense	2,444	3,242	5,074	6,586

NET INTEREST INCOME	8,086	8,208	16,052	16,329
Provision (credit) for loan losses	(1,175)	1,200	(1,775)	4,250

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	9,261	7,008	17,827	12,079

NON-INTEREST INCOME
Trust fees	1,617	1,373	3,173	2,827
Investment advisory fees	198	167	396	354
Net realized (losses) gains on investment securities	—	42	(358)	107
Net gains on loans held for sale	155	159	417	290
Service charges on deposit accounts	549	611	1,021	1,183
Bank owned life insurance	218	258	435	512
Other income	717	778	1,475	1,415

Total Non-Interest Income	3,454	3,388	6,559	6,688

NON-INTEREST EXPENSE
Salaries and employee benefits	5,574	5,236	11,074	10,435
Net occupancy expense	742	639	1,499	1,375
Equipment expense	411	427	840	845
Professional fees	911	1,114	1,891	2,216
Supplies, postage and freight	220	257	459	541
Miscellaneous taxes and insurance	331	353	680	707
Federal deposit insurance expense	460	341	922	672
Other expense	1,228	1,419	2,431	2,759

Total Non-Interest Expense	9,877	9,786	19,796	19,550

PRETAX INCOME (LOSS)	2,838	610	4,590	(783)
Provision for income tax expense (benefit)	900	133	1,389	(342)

NET INCOME (LOSS)	1,938	477	3,201	(441)
Preferred stock dividends and accretion of preferred stock discount	290	290	580	581

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,648	$187	$2,621	$(1,022)

PER COMMON SHARE DATA:
Basic:
Net income (loss)	$0.08	$0.01	$0.12	$(0.05)
Average number of shares outstanding	21,208	21,224	21,208	21,224
Diluted:
Net income (loss)	$0.08	$0.01	$0.12	$(0.05)
Average number of shares outstanding	21,236	21,245	21,233	21,231
Cash dividends declared	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30, 2011	June 30, 2010

OPERATING ACTIVITIES
Net income (loss)	$3,201	$(441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for loan losses	(1,775)	4,250
Depreciation expense	743	739
Net amortization of investment securities	301	135
Net realized losses (gains) on investment securities available for sale	358	(107)
Net gains on loans held for sale	(417)	(290)
Amortization of deferred loan fees	(134)	(224)
Origination of mortgage loans held for sale	(23,964)	(26,507)
Sales of mortgage loans held for sale	29,300	25,514
Increase in accrued interest income receivable	(461)	(114)
Decrease in accrued interest expense payable	(976)	(1,033)
Earnings on bank owned life insurance	(435)	(512)
Deferred income taxes	2,205	514
Stock based compensation expense	11	39
Decrease in prepaid Federal Deposit Insurance	872	622
Net decrease (increase) in other assets	3,141	(2,283)
Net (decrease) increase in other liabilities	(1,745)	409

Net cash provided by operating activities	10,225	711

INVESTING ACTIVITIES
Purchases of investment securities - available for sale	(63,412)	(40,890)
Purchases of investment securities - held to maturity	(1,991)	(1,123)
Proceeds from sales of investment securities – available for sale	16,518	1,801
Proceeds from maturities of investment securities – available for sale	22,693	27,559
Proceeds from maturities of investment securities – held to maturity	710	3,769
Proceeds from redemption of regulatory stock	705	—
Long-term loans originated	(58,217)	(36,714)
Principal collected on long-term loans	77,660	65,574
Loans purchased or participated	(3,500)	(1,345)
Sale of other real estate owned	588	721
Purchases of premises and equipment	(803)	(1,932)

Net cash (used in) provided by investing activities	(9,049)	17,420

FINANCING ACTIVITIES
Net increase in deposit accounts	7,317	23,572
Net decrease in other short-term borrowings	(4,550)	(25,775)
Principal borrowings on advances from Federal Home Loan Bank	—	34,000
Principal repayments on advances from Federal Home Loan Bank	(28)	(42,026)
Preferred stock dividends	(525)	(525)

Net cash provided by (used in) financing activities	2,214	(10,754)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,390	7,377
CASH AND CASH EQUIVALENTS AT JANUARY 1	19,337	26,308

CASH AND CASH EQUIVALENTS AT JUNE 30	$22,727	$33,685

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a state-chartered full service bank with 18 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.4 billion that are not recognized on the Company’s balance sheet at June 30, 2011. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

4.	Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options and warrants to purchase 1,478,417 common shares, at exercise prices ranging from $2.20 to $6.10, and 1,570,209 common shares, at exercise prices ranging from $1.80 to $6.10, were outstanding as of June 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Options to purchase 144,195 common shares at exercise prices ranging from $1.53 to $2.07 were outstanding as of June 30, 2011, and were included in the computation of dilutive earnings per common share. Dividends and accretion of discount on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Numerator:
Net income (loss)	$1,938	$477	$3,201	$(441)
Preferred stock dividends and accretion of preferred stock discount	290	290	580	581

Net income (loss) available to common shareholders	$1,648	$187	$2,621	$(1,022)

Denominator:
Weighted average common shares outstanding (basic)	21,208	21,224	21,208	21,224
Effect of stock options/warrants	28	21	25	7

Weighted average common shares outstanding (diluted)	21,236	21,245	21,233	21,231

Earnings (Loss) per common share:
Basic	$0.08	$0.01	$0.12	$(0.05)
Diluted	0.08	0.01	0.12	(0.05)

5.	Comprehensive Income

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and the pension obligation change for the defined benefit plan. The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income (loss)	$1,938	$477	$3,201	$(441)

Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	201	142	506	284
Income tax effect	(68)	(48)	(172)	(97)
Reclassification adjustment for (gains) losses on available for sale securities included in net (income) loss	—	(42)	358	(107)
Income tax effect	—	14	(123)	36
Unrealized holding gains on available for sale securities arising during period	2,161	2,016	1,661	2,395
Income tax effect	(735)	(685)	(565)	(814)

Other comprehensive income	1,559	1,397	1,665	1,697

Comprehensive income	$3,497	$1,874	$4,866	$1,256

6.	Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds. The Company made $19,000 in income tax payments in the first six months of 2011 as compared to $69,000 for the first six months of 2010. The Company made total interest payments of $6,050,000 in the first six months of 2011 compared to $7,619,000 in the same 2010 period.

7.	Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	June 30, 2011
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency	$13,821	$67	$(14)	$13,874
U.S. Agency mortgage- backed securities	170,693	5,153	(59)	175,787

Total	$184,514	$5,220	$(73)	$189,661

Investment securities held to maturity (HTM):

	June 30, 2011
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency mortgage- backed securities	$8,109	$465	$—	$8,574
Other securities	1,000	—	(6)	994

Total	$9,109	$465	$(6)	$9,568

Investment securities available for sale (AFS):

	December 31, 2010
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency	$15,956	$57	$(69)	$15,944
U.S. Agency mortgage-backed securities	145,727	3,714	(574)	148,867

Total	$161,683	$3,771	$(643)	$164,811

Investment securities held to maturity (HTM):

	December 31, 2010
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency mortgage-backed securities	$6,824	$452	$—	$7,276
Other securities	1,000	—	(9)	991

Total	$7,824	$452	$(9)	$8,267

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At June 30, 2011 and December 31, 2010, 99.5% of the portfolio was rated “AAA”. None of the portfolio was rated below “A” or unrated at June 30, 2011. At June 30, 2011, the Company’s consolidated investment securities portfolio had a modified duration of approximately 2.71 years. Total proceeds from the sale of AFS securities were $16.5 million in the first six months of 2011 compared to $1.8 million for the first six months of 2010. The gross losses on investment security sales in the first six months of 2011 were $358,000 compared to $107,000 of gross investment security gains for the first six months of 2010.

The following tables present information concerning investments with unrealized losses as of June 30, 2011 and December 31, 2010 (in thousands):

Investment securities available for sale:

	June 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$5,334	$(14)	$—	$—	$5,334	$(14)
U.S. Agency mortgage-backed securities	12,229	(59)	—	—	12,229	(59)

Total	$17,563	$(73)	$—	$—	$17,563	$(73)

Investment securities held to maturity:

	June 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$—	$—	$994	$(6)	$994	$(6)

Total	$—	$—	$994	$(6)	$994	$(6)

Investment securities available for sale:

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$4,204	$(69)	$—	$—	$4,204	$(69)
U.S. Agency mortgage-backed securities	38,202	(574)	—	—	38,202	(574)

Total	$42,406	$(643)	$—	$—	$42,406	$(643)

Investment securities held to maturity:

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other securities	$—	$—	$991	$(9)	$991	$(9)

Total	$—	$—	$991	$(9)	$991	$(9)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 14 positions that are considered temporarily impaired at June 30, 2011. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, we do not intend to sell these securities and do not believe we will be required to sell these securities before they recover in value.

Contractual maturities of securities at June 30, 2011, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Maturity	Available for Sale		Held to Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
0-1 year	$—	$—	$—	$—
1-5 years	12,321	12,379	1,000	994
5-10 years	19,422	20,430	—	—
10-15 years	83,581	85,496	—	—
Over 15 years	69,190	71,356	8,109	8,574

Total	$184,514	$189,661	$9,109	$9,568

8.	Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Commercial	$75,709	$78,322
Commercial loans secured by real estate	353,015	369,904
Real estate – mortgage	207,406	203,317
Consumer	18,222	19,233

Loans, net of unearned income	$654,352	$670,776

Loan balances at June 30, 2011 and December 31, 2010 are net of unearned income of $382,000 and $477,000, respectively.

Real estate-construction loans comprised 2.6%, and 3.9% of total loans, net of unearned income, at June 30, 2011 and December 31, 2010, respectively. The Company has no exposure to sub prime mortgage loans in either the loan or investment portfolios.

9.	Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$18,025	$21,516	$19,765	$19,685
Charge-offs:
Commercial	(243)	(166)	(942)	(205)
Commercial loans secured by real estate	—	(1,758)	(638)	(2,951)
Real estate-mortgage	(29)	(78)	(40)	(158)
Consumer	(77)	(50)	(110)	(134)

Total charge-offs	(349)	(2,052)	(1,730)	(3,448)

Recoveries:
Commercial	364	49	524	153
Commercial loans secured by real estate	65	—	66	37
Real estate-mortgage	2	3	26	5
Consumer	26	21	82	55

Total recoveries	457	73	698	250

Net recoveries (charge-offs)	108	(1,979)	(1,032)	(3,198)
Provision (credit) for loan losses	(1,175)	1,200	(1,775)	4,250

Balance at end of period	$16,958	$20,737	$16,958	$20,737

As a percent of average loans and loans held for sale, net of unearned income:
Annualized net (recoveries) charge-offs	(0.07)%	1.13%	0.32%	0.91%
Annualized provision (credit) for loan losses	(0.72)	0.68	(0.55)	1.20
Allowance as a percent of loans and loans held for sale, net of unearned income at period end	2.58	2.99	2.58	2.99

The following tables summarize the rollforward of the allowance for loan loss by portfolio segment (in thousands).

	Balance at December 31, 2010	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2011
Commercial	$3,851	$(942)	$524	$1,121	$4,554
Commercial loans secured by real estate	12,717	(638)	66	(2,918)	9,227
Real estate- mortgage	1,117	(40)	26	191	1,294
Consumer	206	(110)	82	15	193
Allocation for general risk	1,874	—	—	(184)	1,690

Total	$19,765	$(1,730)	$698	$(1,775)	$16,958

The following tables summarize the primary segments of the loan portfolio (in thousands).

	At June 30, 2011
	Commercial	Commercial Loans Secured By Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$24	$5,832	$—	$—	$5,856
Collectively evaluated for impairment	75,685	347,183	207,406	18,222	648,496

Total loans	$75,709	$353,015	$207,406	$18,222	$654,352

	At June 30, 2011
	Commercial	Commercial Loans Secured By Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$—	$2,014	$—	$—	$—	$2,014
General reserve allocation	4,554	7,213	1,294	193	1,690	14,944

Total allowance for loan losses	$4,554	$9,227	$1,294	$193	$1,690	$16,958

	At December 31, 2010
	Commercial	Commercial Loans Secured By Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$4,065	$8,082	$—	$—	$12,147
Collectively evaluated for impairment	74,257	361,822	203,317	19,233	658,629

Total loans	$78,322	$369,904	$203,317	$19,233	$670,776

	At December 31, 2010
	Commercial	Commercial Loans Secured By Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$1,905	$1,901	$—	$—	$—	$3,806
General reserve allocation	1,946	10,816	1,117	206	1,874	15,959

Total allowance for loan losses	$3,851	$12,717	$1,117	$206	$1,874	$19,765

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

Management evaluates for possible impairment any individual loan in the commercial segment with a loan balance in excess of $100,000 that is in nonaccrual status or classified as a Troubled Debt Restructure (TDR). Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a TDR agreement.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs for collateral dependent loans. The method is selected on a loan-by loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The need for an updated appraisal on collateral dependent loans is determined on a case by case basis. The useful life of an appraisal or evaluation will vary depending upon the circumstances of the property and the economic conditions in the marketplace. A new appraisal is not required if there is an existing appraisal which, along with other information, is sufficient to determine a reasonable value for the property and to support an appropriate and adequate allowance for loan losses. At a minimum, annual documented reevaluation of the property is completed by the bank’s Assigned Risk department to support the value of the property.

When reviewing an appraisal associated with an existing real estate transaction, the Assigned Risk department must determine if there have been material changes to the underlying assumptions in the appraisal which affect the original estimate of value. Some of the factors that could cause material changes to reported values include:

•	the passage of time;

•	the volatility of the local market;

•	the availability of financing;

•	natural disasters;

•	the inventory of competing properties;

•	new improvements to, or lack of maintenance of, the subject property or competing properties upon physical inspection by the bank;

•

changes in underlying economic and market assumptions, such as material changes in current and projected vacancy, absorption rates, capitalization rates, lease terms, rental rates, sales prices, concessions, construction overruns and delays, zoning changes, etc.; and

•	environmental contamination.

The value of the property is adjusted to appropriately reflect the above listed factors and the value is discounted to reflect the value impact of a forced or distressed sale, any outstanding senior liens, any outstanding unpaid real estate taxes, transfer taxes and closing costs that would occur with sale of the real estate. If the Assigned Risk department personnel determine that a reasonable value cannot be derived based on available information, a new appraisal is ordered. The determination of the need for a new appraisal, versus completion of a property valuation by the bank’s Assigned Risk department personnel rests with the Assigned Risk department and not the originating account officer.

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands).

	June 30, 2011
	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$—	$—	$24	$24	$731
Commercial loans secured by real estate	5,832	2,014	—	5,832	6,655

Total impaired loans	$5,832	$2,014	$24	$5,856	$7,386

	December 31, 2010
	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$4,041	$1,905	$24	$4,065	$4,842
Commercial loans secured by real estate	4,938	1,901	3,144	8,082	8,341

Total impaired loans	$8,979	$3,806	$3,168	$12,147	$13,183

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Average investment in impaired loans	$6,636	$17,725	$9,001	$16,393
Interest income recognized on a cash basis on impaired loans	—	121	173	242

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

	June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$72,372	$237	$3,100	$—	$75,709
Commercial loans secured by real estate	303,336	26,034	23,244	401	353,015

Total	$375,708	$26,271	$26,344	$401	$428,724

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$61,961	$8,797	$5,793	$1,771	$78,322
Commercial loans secured by real estate	306,555	33,165	29,754	430	369,904

Total	$368,516	$41,962	$35,547	$2,201	$448,226

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

	June 30, 2011
	Performing	Non-performing
	(In thousands)
Real estate- mortgage	$205,731	$1,675
Consumer	18,222	—

Total	$223,953	$1,675

	December 31, 2010
	Performing	Non-performing
	(In thousands)
Real estate- mortgage	$201,438	$1,879
Consumer	19,233	—

Total	$220,671	$1,879

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	June 30, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due And Accruing	Total Past Due	Non- Accrual	Total Loans
Commercial	$75,685	$—	$—	$—	$—	$24	$75,709
Commercial loans secured by real estate	347,805	—	—	—	—	5,210	353,015
Real estate- mortgage	203,893	1,631	207	—	1,838	1,675	207,406
Consumer	18,118	83	21	—	104	—	18,222

Total	$645,501	$1,714	$228	$—	$1,942	$6,909	$654,352

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due And Accruing	Total Past Due	Non- Accrual	Total Loans
Commercial	$74,643	$—	$—	$—	$—	$3,679	$78,322
Commercial loans secured by real estate	362,890	283	—	—	283	6,731	369,904
Real estate- mortgage	199,003	1,892	543	—	2,435	1,879	203,317
Consumer	19,160	29	44	—	73	—	19,233

Total	$655,696	$2,204	$587	$—	$2,791	$12,289	$670,776

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

10.	Non-performing Assets Including Trouble Debt Restructurings

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	June 30, 2011	December 31, 2010
Non-accrual loans
Commercial	$24	$3,679
Commercial loans secured by real estate	5,210	6,731
Real estate-mortgage	1,675	1,879

Total	6,909	12,289

Other real estate owned
Commercial loans secured by real estate	—	436
Real estate-mortgage	209	302

Total	209	738

Total restructured loans not in non-accrual (TDR)	315	1,337

Total non-performing assets including TDR	$7,433	$14,364

Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	1.13%	2.12%

Consistent with accounting and regulatory guidance, the bank recognizes a TDR when the bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the bank’s objective in offering a troubled debt restructure is to increase the probability of repayment of the borrower’s loan.

To be considered a TDR, both of the following criteria must be met:

•	the borrower must be experiencing financial difficulties; and

•	the bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would not otherwise be considered.

Factors that indicate a borrower is experiencing financial difficulties include, but are not limited to:

•	the borrower is currently in default on their loan(s);

•	the borrower has filed for bankruptcy;

•	the borrower has insufficient cash flows to service their loan(s); and

•	the borrower is unable to obtain refinancing from other sources at a market rate similar to rates available to a non-troubled debtor.

Factors that indicate that a concession has been granted include, but are not limited to:

•	the borrower is granted an interest rate reduction to a level below market rates for debt with similar risk; or

•

the borrower is granted a material maturity date extension, or extension of the amortization plan to provide payment relief. For purposes of this policy, a material maturity date extension will generally include any maturity date extension, or the aggregate of multiple consecutive maturity date extensions, that exceed 120 days. A restructuring that results in an insignificant delay in payment, i.e. 120 days or less, is not necessarily a TDR. Insignificant payment delays occur when the amount of the restructured payments subject to the delay is insignificant relative to the unpaid principal or collateral value, and will result in an insignificant shortfall in the originally scheduled contractual amount due, and/or the delay in timing of the restructured payment period is insignificant relative to the frequency of payments, the original maturity or the original amortization.

The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the modification. No single factor is determinative of whether a restructuring is a TDR. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean that the borrower is experiencing financial difficulty. Accordingly, determination of whether a modification is a TDR involves a large degree of judgment.

Any loan modification where the borrower’s aggregate exposure is at least $250,000 and where the loan currently maintains a criticized or classified risk rating, i.e. OLEM, Substandard or Doubtful, or where the loan will be assigned a criticized or classified rating after the modification is evaluated to determine the need for TDR classification.

The following table details the TDRs at June 30, 2011 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted

Commercial loan secured by real estate	1	$315	Extension of maturity date

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted

Commercial loan secured by real estate	3	$2,303	Extension of maturity date

The following table details the TDRs at December 31, 2010 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted

Commercial loan secured by real estate	2	$1,337	Extension of maturity date

Once a loan is classified as a TDR, this classification will remain until documented improvement in the financial position of the account supports confidence that all principal and interest will be paid according to terms. Additionally, the customer must have re-established a track record of timely payments according to the restructured contract terms for a minimum of six (6) consecutive months prior to consideration for removing the loan from TDR status. However, a loan will continue to be on non-accrual status until, consistent with our policy, the borrower has made a minimum of 12 consecutive payments in accordance with the terms of the loan.

As of June 30, 2011, both TDR loans reflected above in accrual status as of December 31, 2010 were repaid in full.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income due in accordance with original terms	$94	$293	$229	$537
Interest income recorded	—	(121)	(173)	(242)

Net reduction in interest income	$94	$172	$56	$295

11.	Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At June 30, 2011
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$—	—%

Advances	2012	4,000	1.82
	2013	5,000	2.04
	2016 and after	722	6.43

Total advances		9,722	2.27

Total FHLB borrowings		$9,722	2.27%

	At December 31, 2010
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$4,550	0.62%

Advances	2012	4,000	1.82
	2013	5,000	2.04
	2016 and after	750	6.44

Total advances		9,750	2.28

Total FHLB borrowings		$14,300	1.75%

The rate on Open Repo Plus advances can change daily, while the rates on the advances are fixed until the maturity of the advance.

12.	Preferred Stock

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

On December 19, 2008, the Company sold to the U.S. Treasury for an aggregate purchase price of $21 million in cash 21,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D. In conjunction with the purchase of these senior preferred shares, the U.S. Treasury also received a warrant to purchase up to 1,312,500 shares of the Company’s common stock. The warrant has a term of 10 years and is exercisable at any time, in whole or in part, at an exercise price of $2.40 per share. The $21 million in proceeds was allocated to the Series D Preferred Stock and the warrant based on their relative fair values at issuance (approximately $20.4 million was allocated to the Series D Preferred Stock and approximately $600,000 to the warrant). The difference between the initial value allocated to the Series D Preferred Stock of approximately $20.4 million and the liquidation value of $21 million will be charged to retained earnings over the first five years of the contract. Cumulative dividends on Series D Preferred Stock are payable quarterly at 5% through December 19, 2013 and at a rate of 9% thereafter. As a result of the decision by the Company to accept a preferred stock investment under the U.S. Treasury’s CPP, for a period of three years ending December 19, 2011, the Company is no longer permitted to repurchase common stock or declare and pay dividends on common stock without the consent of the U.S. Treasury.

13.	Regulatory Capital

The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2011, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 8.29% at June 30, 2011 (in thousands, except ratios).

	AS OF JUNE 30, 2011
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets) Consolidated	$118,047	17.04%	$55,420	8.00%	$69,275	10.00%
AmeriServ Financial Bank	99,144	14.43	54,969	8.00	68,711	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	109,276	15.77	27,710	4.00	41,565	6.00
AmeriServ Financial Bank	90,443	13.16	27,484	4.00	41,226	6.00
Tier 1 Capital (To Average Assets) Consolidated	109,276	11.60	37,689	4.00	47,112	5.00
AmeriServ Financial Bank	90,443	9.82	36,831	4.00	46,038	5.00

	AS OF DECEMBER 31, 2010
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets) Consolidated	$113,954	16.54%	$55,118	8.00%	$68,898	10.00%
AmeriServ Financial Bank	92,172	13.57	54,333	8.00	67,916	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	105,193	15.27	27,559	4.00	41,339	6.00
AmeriServ Financial Bank	83,533	12.30	27,166	4.00	40,749	6.00
Tier 1 Capital (To Average Assets) Consolidated	105,193	11.20	37,555	4.00	46,944	5.00
AmeriServ Financial Bank	83,533	9.13	36,588	4.00	45,735	5.00

14.	Segment Results

The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The Company’s major business units include retail banking, commercial banking, trust, and investment/parent. The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment. The key performance measure the Company focuses on for each business segment is net income contribution.

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

The contribution of the major business segments to the consolidated results of operations for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ended June 30, 2011		Six months ended June 30, 2011		June 30, 2011
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,438	$405	$12,737	$592	$315,310
Commercial banking	3,641	1,992	6,989	3,550	436,561
Trust	1,905	262	3,724	445	4,252
Investment/Parent	(444)	(721)	(839)	(1,386)	198,770

Total	$11,540	$1,938	$22,611	$3,201	$954,893

	Three months ended June 30, 2010		Six months ended June 30, 2010		June 30, 2010
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,413	$341	$12,404	$494	$329,573
Commercial banking	3,350	266	6,666	(806)	472,181
Trust	1,560	47	3,218	69	3,471
Investment/Parent	273	(177)	729	(198)	157,057

Total	$11,596	$477	$23,017	$(441)	$962,282

15.	Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $106.6 million and standby letters of credit of $11.5 million as of June 30, 2011. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$303	$255	$606	$510
Interest cost	301	265	602	530
Expected return on plan assets	(393)	(309)	(786)	(618)
Amortization of prior year service cost	2	4	4	8
Amortization of transition asset	(4)	(4)	(8)	(8)
Recognized net actuarial loss	203	142	406	284

Net periodic pension cost	$412	$353	$824	$706

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

The fair value of the swap asset and liability is based on an external derivative valuation model using data inputs as of the valuation date and classified Level 2.

The following tables present the assets reported on the balance sheet at their fair value as of June 30, 2011 and December 31, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liability Measured on a Recurring Basis

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2011 Using
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Agency securities	$13,874	$—	$13,874	$—
U.S. Agency mortgage-backed securities	175,787	—	175,787	—
Fair value of swap asset	409	—	409	—
Fair value of swap liability	409	—	409	—

	Fair Value Measurements at December 31, 2010 Using
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Agency securities	$15,944	$—	$15,944	$—
U.S. Agency mortgage-backed securities	148,867	—	148,867	—
Fair value of swap asset	420	—	420	—
Fair value of swap liability	420	—	420	—

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At June 30, 2011, impaired loans with a carrying value of $5.8 million were reduced by a specific valuation allowance totaling $2.0 million resulting in a net fair value of $3.8 million.

Other real estate owned (OREO) is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2011 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,842	$—	$—	$3,842
Other real estate owned	209	—	—	209

	Fair Value Measurements at December 31, 2010 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$8,341	$—	$—	$8,341
Other real estate owned	738	—	—	738

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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at June 30, 2011 and December 31, 2010, were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Fair Value	Recorded Book Balance	Fair Value	Recorded Book Balance
FINANCIAL ASSETS:
Cash and cash equivalents	$22,727	$22,727	$19,337	$19,337
Investment securities	199,229	198,770	173,078	172,635
Regulatory stock	8,653	8,653	9,358	9,358
Loans held for sale	2,541	2,486	7,542	7,405
Net loans, net of allowance for loan loss and unearned income	640,623	637,394	651,866	651,011
Accrued income receivable	3,671	3,671	3,210	3,210
Bank owned life insurance	34,901	34,901	34,466	34,466
Fair value swap asset	409	409	420	420

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$435,747	$435,747	$437,072	$437,072
Deposits with stated maturities	378,887	374,335	369,972	364,144
Short-term borrowings	—	—	4,550	4,550
All other borrowings	25,561	22,807	25,419	22,835
Accrued interest payable	2,565	2,565	3,541	3,541
Fair value swap liability	409	409	420	420

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

The fair value of all other borrowings is based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D.& A.”)

2011 SECOND QUARTER SUMMARY OVERVIEW. On July 19, 2011, AmeriServ Financial Inc. reported its financial results for the second quarter of 2011. Net income was $1,938,000 or $0.08 per share. This represented an improvement of $1.5 million or 306% over the second quarter of 2010, and an improvement of $675,000 or 53.4% over the first quarter of 2011. These financial results mark the seventh consecutive quarter of improved earnings for AmeriServ. It also means that the first six months of 2011 represent an increase of $3.6 million over the first six months of 2010. We are pleased that we can report these improvements even while our nation and our industry continue to struggle with the negative effects of a weak economy.

During the second quarter of 2011, AmeriServ’s total of non-performing assets declined by $1.9 million to the lowest point since the first quarter of 2009. Perhaps the key event in this on-going recession was the failure of Lehman Brothers on Wall Street in September 2008. The disruptions in the financial markets were extensive. Subsequently, we became aware as 2009 progressed that the recession was reaching seriously into western Pennsylvania. For that reason, in the fall of 2009, AmeriServ created the Asset Quality Task Force. This Task Force still exists, and it meets regularly to review the loan portfolio, but particularly to focus on those loans that are suffering from the weak economy. The very strong capital base of AmeriServ, augmented by U.S. Treasury funds, enabled AmeriServ to maintain very strong capital ratios, as well as, strong loan loss reserve coverage while working with the individual borrowers.

As previously mentioned, this continuing process has now reduced non-performing assets from $25.3 million in the third quarter of 2010 to the current level of $7.4 million, a decline of $17.8 million or 70.6%. During this same period the total of charged off loans was just $2 million, indicating that it has been possible for AmeriServ to help many borrowers through these difficult times without losses. Very simply, as a result of this excellent work by the Task Force, AmeriServ no longer requires such a large loan loss reserve. Accordingly, AmeriServ has been able to reduce its loan loss reserve by $1.175 million in this second quarter following up on a reduction of $600,000 during the first quarter of 2011. Even after this sizable reduction, AmeriServ still has a loan loss reserve that covers every dollar of non-performing assets by 228.16%. This has not been an easy period for banks, but we are pleased to be able to demonstrate how well the stewardship of the Board and management team has worked to protect the Company and its shareholders.

But now we also recognize that it is time to refocus the discipline that has been our strength during the recession to an improvement in all categories of financial results. It is time to focus on safe but profitable ways to leverage this strong capital base that AmeriServ enjoys.

The first step has been the establishment of a Strategic Planning Team. This Team, operating with complete Board oversight, met first in April, 2011 and is now hard at work developing the AmeriServ Strategic Plan for 2012 through 2015. This is a Company wide effort in which all divisions will participate. The essential theme is that even while being sure to protect the strong capital base, AmeriServ will explore ways to increase revenues, to expand new business development activities and to analyze every expense category to be certain that it is vital to the Company mission. Thus far the Team has agreed upon a new corporate vision statement and a hotly debated set of corporate strengths and weaknesses. The goal is to bring the proposed Plan to the Board in the fall of 2011. We are all quite aware that we cannot rely exclusively on the work of the Asset Quality Task Force for earnings growth; we know we must convince more businesses and consumers to use AmeriServ for more of their financial needs.

We do think there are some positive signs appearing. The Trust Company was severely impacted by the Wall Street firestorm, but with new leadership and a new Strategic Plan, it is already surpassing the turnaround goals it set for itself. The commercial division of AmeriServ Financial Bank has benefitted from the improvements in asset quality and now has the time to devote to business development. As a result of this disciplined focus, loans outstanding have now increased for three consecutive months for the first time since the second quarter of 2009. The retail bank also continues to strengthen its position as the leading residential mortgage origination team in the local markets, and continues to help grow our deposit base. We believe these trends are all quite positive for AmeriServ.

These are difficult times in the financial world. The world is struggling with excessive debt levels in several European countries, a continuing debate about the expensive future deficits faced by the U.S., and the impact of continuing price increases in many essential commodities and services. In such a volatile time, it is important to stay vigilant and focused. The Board and Management team promises that we will do our utmost to make AmeriServ a strong and safe investment in these difficult times and a rewarding investment in better times.

THREE MONTHS ENDED JUNE 30, 2011 VS. THREE MONTHS ENDED JUNE 30, 2010

PERFORMANCE OVERVIEW. The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	June 30, 2011	June 30, 2010
Net income	$1,938	$477
Diluted earnings per share	0.08	0.01
Return on average assets (annualized)	0.81%	0.20%
Return on average equity (annualized)	7.11%	1.79%

The Company reported second quarter 2011 net income of $1.9 million or $0.08 per diluted common share. This represents an increase $1.5 million from the second quarter 2010 net income of $477,000 or $0.01 per diluted common share. Continued improvements in asset quality and higher non-interest income were the key factors causing our increased earnings in the second quarter of 2011. These positive items were partially offset by a decline in net interest income attributed primarily to lower loan balances, modestly higher non-interest expense, and increased income tax expense. Diluted earnings per share were impacted by the preferred dividend requirement and the accretion of the preferred stock discount on the CPP preferred stock which amounted to $290,000 and reduced the amount of net income available to common shareholders.

NET INTEREST INCOME AND MARGIN. The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the second quarter of 2011 to the second quarter of 2010 (in thousands, except percentages):

	Three months ended June 30, 2011	Three months ended June 30, 2010	$ Change	% Change
Interest income	$10,530	$11,450	$(920)	(8.0)%
Interest expense	2,444	3,242	(798)	(24.6)

Net interest income	$8,086	$8,208	$(122)	(1.5)

Net interest margin	3.71%	3.83%	(0.12)	N/M

N/M - not meaningful

The Company’s net interest income in the second quarter of 2011 decreased by $122,000 or 1.5% from the prior year’s second quarter. The Company’s second quarter 2011 net interest margin of 3.71% was 12 basis points lower than the 2010 second quarter margin of 3.83%, but the net interest margin has now operated near the 3.70% level for the past four consecutive quarters. Reduced loan balances were the primary factor causing the drop in both net interest income and net interest margin between second quarter periods. Specifically, total loans averaged $651 million in the second quarter of 2011, a decrease of $54 million or 7.7% from the second quarter of 2010. The lower balances reflect the results of the Company’s focus on reducing its commercial real estate exposure and problem loans during this period along with weak commercial loan demand. The Company has strengthened its excellent liquidity position by electing to reinvest these net loan paydowns in high quality investment securities and fed funds sold whose average balance has increased by $57 million over this same period.

Careful management of funding costs has allowed the Company to mitigate a significant portion of the drop in interest revenue during the past twelve months. Specifically, quarterly interest expense has declined by $798,000 since the second quarter of 2010 due to reduced deposit costs and a lower borrowed funds position. This reduction in deposit costs has not impacted average deposit balances which have increased by $13 million or 1.6% during this same period. The Company is pleased that $9.5 million of this deposit growth has occurred in non-interest bearing demand deposit accounts whose balances have grown by 7.7% since the second quarter of 2010. The Company believes that uncertainties in the economy have contributed to growth in deposits as consumers and businesses have looked for safety and liquidity in well capitalized community banks like AmeriServ Financial.

COMPONENT CHANGES IN NET INTEREST INCOME. Regarding the separate components of net interest income, the Company’s total interest income for the second quarter of 2011 decreased by $920,000 or 8.0% when compared to the same 2010 quarter. This decrease was due to a 52 basis point decline in the earning asset yield to 4.84%. Within the earning asset base, the yield on the total loan portfolio decreased by 23 basis points to 5.38% while the yield on total investment securities dropped by 49 basis points to 3.31%. New investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing. Also, this asset mix shift with fewer dollars invested in loans and more dollars invested in lower yielding short duration investment securities also negatively impacts the earning asset yield. Improving commercial loan pipelines suggest that the Company may be able to grow the loan portfolio in the second half of 2011.

The Company’s total interest expense for the second quarter of 2011 decreased by $798,000 or 24.6% when compared to the same 2010 quarter. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 43 basis points to 1.39%. Management’s decision to reduce interest rates paid on all deposit categories has not had any negative impact on deposit growth as consumers have sought the safety and liquidity provided by well-capitalized community banks like AmeriServ Financial. This decrease in funding costs was aided by a drop in interest expense associated with a $6.4 million decrease in the volume of interest bearing liabilities. Specifically, the average balance of all FHLB borrowings declined by $9.9 million, but was partially offset by a $3.4 million increase in interest bearing deposits. Additionally, the Company’s funding mix also benefited from a $9.5 million increase in non-interest bearing demand deposits. Overall, in the second quarter of 2011 the Company was able to further reduce its use of borrowings as a funding source as wholesale borrowings averaged only 1.1% of total assets.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2011 and June 30, 2010 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended June 30 (In thousands, except percentages)

	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$651,036	$8,812	5.38%	$705,288	$9,992	5.61%
Interest bearing deposits	1,701	—	—	1,743	—	0.02
Short-term investment in money market funds	3,243	2	0.28	3,403	4	0.42
Federal funds sold	9,173	3	0.10	2,683	1	0.11
Investment securities – AFS	199,010	1,617	3.25	147,761	1,353	3.75
Investment securities – HTM	8,965	104	4.64	9,629	108	4.55

Total investment securities	207,975	1,721	3.31	157,390	1,461	3.80

Total interest earning assets/interest income	873,128	10,538	4.84	870,507	11,458	5.36
Non-interest earning assets:
Cash and due from banks	15,012			14,534
Premises and equipment	10,494			9,940
Other assets	79,008			79,894
Allowance for loan losses	(18,061)			(22,075)

TOTAL ASSETS	$959,581			$952,800

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$57,237	$31	0.21%	$58,361	$45	0.31%
Savings	81,898	63	0.31	78,778	126	0.64
Money markets	192,072	271	0.57	183,850	451	0.98
Other time	351,153	1,741	1.99	357,938	2,211	2.48

Total interest bearing deposits	682,360	2,106	1.24	678,927	2,833	1.67
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	869	1	0.64	2,140	4	0.70
Advances from Federal Home Loan Bank	9,729	57	2.29	18,332	125	2.73
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57

Total interest bearing liabilities/interest expense	706,043	2,444	1.39	712,484	3,242	1.82
Non-interest bearing liabilities:
Demand deposits	132,578			123,064
Other liabilities	11,583			10,625
Shareholders’ equity	109,377			106,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$959,581			$952,800

Interest rate spread			3.45			3.54
Net interest income/Net interest margin		8,094	3.71%		8,216	3.83%
Tax-equivalent adjustment		(8)			(8)

Net Interest Income		$8,086			$8,208

PROVISION FOR LOAN LOSSES. The improvements in asset quality evidenced by lower levels of non-performing assets and classified loans allowed the Company to reverse a portion of the allowance for loan losses into earnings in the second quarter of 2011, while still increasing coverage ratios. During the second quarter, total non-performing assets decreased by $1.9 million to $7.4 million or 1.13% of total loans as a result of successful resolution efforts, particularly on the Company’s largest troubled credit. Classified loans rated substandard or doubtful also dropped by $2.6 million or 8.3% during this same period. As a result of this improvement, the Company recorded a negative provision for loan losses of $1.2 million in the second quarter of 2011 compared to a $1.2 million provision in the second quarter of 2010. Actual credit losses realized through net charge-offs have also declined sharply in 2011 with the Company even experiencing net loan recoveries of $108,000 in the second quarter of 2011. In the second quarter of 2010, net charge-offs were significantly higher and totaled $2.0 million or 1.13% of total loans. When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, non-performing assets, loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends. In summary, the allowance for loan losses provided 235% coverage of non-performing loans at June 30, 2011, compared to 145% coverage of non-performing loans at December 31, 2010.

NON-INTEREST INCOME. Non-interest income for the second quarter of 2011 totaled $3.5 million; an increase of $66,000 or 1.9% from the second quarter 2010 performance. Factors contributing to this higher level of non-interest income in 2011 included:

•

a $275,000 increase in trust and investment advisory fees as our wealth management businesses benefited from the implementation of new fee schedules and higher equity values in the second quarter of 2011.

•

a $62,000 decline in deposit service charges due to a reduced volume of overdraft fees. Customers have maintained higher balances in their checking accounts which have resulted in fewer overdraft fees in 2011. Additionally, deposit service charges were negatively impacted by provisions of the Dodd-Frank legislation which took effect in mid-2010 and were designed to limit customer overdraft fees on debit card transactions.

•	a $61,000 decrease in other income due to reduced revenue on fixed annuity sales and fewer letter of credit fees.

NON-INTEREST EXPENSE. Non-interest expense for the second quarter of 2011 totaled $9.9 million and increased by $91,000 or 0.9% from the prior year’s second quarter. Factors contributing to the higher non-interest expense in 2011 included:

•

a $338,000 increase in salaries and employee benefits expense due to increased medical insurance costs, higher pension expense and greater incentive compensation expense reflecting increased commission payments related to the residential mortgage activity.

•	a $103,000 increase in occupancy expense due to the rental costs associated with a new State College branch location and higher utilities expense.

•	a $203,000 decrease in professional fees in the second quarter of 2011 due to reduced legal fees and lower consulting expenses in the Trust Company.

•

a $191,000 decrease in other expense due to a reduction in costs associated with the reserve for unfunded loan commitments and lower telephone expense resulting from the implementation of technology enhancements.

SIX MONTHS ENDED JUNE 30, 2011 VS. SIX MONTHS ENDED JUNE 30, 2010

PERFORMANCE OVERVIEW. The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
Net income (loss)	$3,201	$(441)
Diluted earnings (loss) per share	0.12	(0.05)
Return on average assets (annualized)	0.67%	(0.09)%
Return on average equity (annualized)	5.96%	(0.83)%

The Company reported net income of $3.2 million or $0.12 per diluted common share for the first six months of 2011. This represents an increase of $3.6 million over the net loss of $441,000 or $0.05 per diluted share reported for the same six month period in 2010. Continued improvements in asset quality were a key factor causing our increased earnings in the first six months of 2011. This positive item was partially offset by a decline in net interest income attributed primarily to lower loan balances and lower non-interest income resulting from the Company’s decision to realize an investment security loss in order to position the portfolio for higher future yields. Earnings were also negatively impacted by moderately higher non-interest expenses and increased income tax expense due to the Company’s improved profitability. Diluted earnings per share were impacted by the preferred dividend requirement and the accretion of the preferred stock discount on the CPP preferred stock which amounted to $580,000 and reduced the amount of net income available to common shareholders.

NET INTEREST INCOME AND MARGIN. The following table compares the Company’s net interest income performance for the first six months of 2011 to the first six months of 2010 (in thousands, except percentages):

	Six months ended June 30, 2011	Six months ended June 30, 2010	$ Change	% Change
Interest income	$21,126	$22,915	$(1,789)	(7.8)%
Interest expense	5,074	6,586	(1,512)	(23.0)

Net interest income	$16,052	$16,329	$(277)	(1.7)

Net interest margin	3.71%	3.81%	(0.10)	N/M

N/M - not meaningful

The Company’s net interest income in the first six months of 2011 decreased by $277,000 or 1.7% from the prior year’s first six months. The Company’s first six months 2011 net interest margin of 3.71% was 10 basis points lower than the 2010 first six months margin of 3.81%. Reduced loan balances were the primary factor causing the drop in both net interest income and net interest margin between first six month periods. Specifically, total loans averaged $656 million in the first six months of 2011, a decrease of $55 million or 7.8% from the first six months of 2010. The Company has strengthened its excellent liquidity position by electing to reinvest these net loan paydowns in high quality investment securities and fed funds sold whose average balance has increased by $54 million over this same period.

Careful management of funding costs has allowed the Company to mitigate a significant portion of the drop in interest revenue during the past twelve months. Specifically, interest expense has declined by $1.5 million since the first six months of 2010 due to reduced deposit costs and a lower borrowed funds position. This reduction in deposit costs has not impacted average deposit balances which have increased by $19 million or 2.4% during this same period.

COMPONENT CHANGES IN NET INTEREST INCOME. Regarding the separate components of net interest income, the Company’s total interest income for the first six months of 2011 decreased by $1.8 million or 7.8% when compared to the same 2010 period. This decrease was due to a 47 basis point decline in the earning asset yield to 4.89% and a modest $1.1 million drop in average earning assets between periods due to the previously mentioned decline in loans. Investment securities and fed funds sold have grown over this period but not enough to absorb the overall decline in total loans. Within the earning asset base, the yield on the total loan portfolio decreased by 17 basis points to 5.44% while the yield on total investment securities dropped by 54 basis points to 3.26%. New investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing. Also, this asset mix shift with fewer dollars invested in loans and more dollars invested in lower yielding short duration investment securities also negatively impacts the earning asset yield.

The Company’s total interest expense for the first six months of 2011 decreased by $1.5 million or 23.0% when compared to the same 2010 period. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 40 basis points to 1.45%. Management’s decision to reduce interest rates paid on all deposit categories has not had any negative impact on deposit growth as consumers have sought the safety and liquidity provided by well-capitalized community banks like AmeriServ Financial. This decrease in funding costs was aided by a drop in interest expense associated with a $12.4 million decrease in the volume of interest bearing liabilities. Specifically, the average balance of all FHLB borrowings declined by $18.8 million, but was partially offset by a $6.5 million increase in interest bearing deposits. Additionally, the Company’s funding mix also benefited from a $12.8 million increase in non-interest bearing demand deposits.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 2011 and June 30, 2010. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 29.

Six months ended June 30 (In thousands, except percentages)

	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$656,048	$17,903	5.44%	$711,267	$20,021	5.61%
Interest bearing deposits	1,616	—	—	1,776	1	0.12
Short-term investment in money market funds	3,676	5	0.30	3,925	7	0.37
Federal funds sold	11,676	7	0.13	2,539	2	0.11
Investment securities – AFS	188,978	3,028	3.20	142,803	2,675	3.70
Investment securities – HTM	9,278	199	4.29	10,091	226	4.48

Total investment securities	198,256	3,227	3.26	152,894	2,901	3.80

Total interest earning assets/interest income	871,272	21,142	4.89	872,401	22,932	5.36
Non-interest earning assets:
Cash and due from banks	15,283			14,984
Premises and equipment	10,489			9,694
Other assets	79,313			79,769
Allowance for loan losses	(18,948)			(21,434)

TOTAL ASSETS	$957,409			$955,414

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$56,164	$59	0.21%	$57,863	$90	0.31%
Savings	80,221	137	0.34	77,032	245	0.64
Money markets	189,003	563	0.60	185,563	897	0.97
Other time	355,646	3,641	2.06	354,084	4,528	2.58

Total interest bearing deposits	681,034	4,400	1.30	674,542	5,760	1.72
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	646	2	0.67	3,815	13	0.68
Advances from Federal Home Loan Bank	9,736	112	2.30	25,413	253	1.99
Guaranteed junior subordinated deferrable interest debentures	13,085	560	8.57	13,085	560	8.57

Total interest bearing liabilities/interest expense	704,501	5,074	1.45	716,855	6,586	1.85
Non-interest bearing liabilities:
Demand deposits	132,814			120,009
Other liabilities	11,721			11,623
Shareholders’ equity	108,373			106,927

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$957,409			$955,414

Interest rate spread			3.44			3.51
Net interest income/Net interest margin		16,068	3.71%		16,346	3.81%
Tax-equivalent adjustment		(16)			(17)

Net Interest Income		$16,052			$16,329

PROVISION FOR LOAN LOSSES. The improvements in asset quality evidenced by lower levels of non-performing assets and classified loans allowed the Company to reverse a portion of the allowance for loan losses into earnings in 2011 while still increasing coverage ratios. During the first six months of 2011, total non-performing assets decreased by $6.9 million or 48.3% to $7.4 million or 1.13% of total loans as a result of successful resolution efforts. Classified loans rated substandard or doubtful also dropped by $11.2 million or 28.3% during this same period. For the six month period in 2011, the negative provision has amounted to $1,775,000 compared to a $4,250,000 provision in the first six months of 2010 or a favorable shift of $6.0 million. Actual credit losses realized through net charge-offs have also declined sharply in 2011. For the first six months of 2011, net charge-offs totaled $1.0 million or 0.32% of total loans which represents a decrease from the first six months of 2010 when net charge-offs totaled $3.2 million or 0.91% of total loans. The allowance for loan losses was 2.58% of total loans at June 30, 2011, compared to 2.91% of total loans at December 31, 2010.

NON-INTEREST INCOME. Non-interest income for the first six months of 2011 totaled $6.6 million; a decrease of $129,000 or 1.9% from the first six months 2010 performance. Factors contributing to this lower level of non-interest income in 2011 included:

•

a $358,000 loss realized on the sale of $16.5 million of investment securities in the first quarter of 2011 compared to a net security gain of $107,000 in the first half of 2010. The Company took advantage of a steeper yield curve in 2011 to position the investment portfolio for better future earnings by selling some of the lower yielding, longer duration securities in the portfolio and replacing them with higher yielding securities with a shorter duration.

•

a $388,000 or 12.2% increase in trust and investment advisory fees as our wealth management businesses benefited from the implementation of new fee schedules and higher equity values in the first half of 2011.

•

a $162,000 decline in deposit service charges due to a reduced volume of overdraft fees. Customers have maintained higher balances in their checking accounts which has resulted in fewer overdraft fees in 2011. Additionally, deposit service charges were negatively impacted by provisions in the Dodd-Frank legislation which took effect in mid-2010 and were designed to limit customer overdraft fees on debit card transactions.

•

a $127,000 increase in revenue generated on residential mortgage loan sales into the secondary market in 2011. The Company sold $29.3 million of loans into the secondary market in the first six months of 2011 compared to $25.5 million sold in the first six months of 2010. Also, the Company realized better margins on the loans sold in 2011.

NON-INTEREST EXPENSE. Non-interest expense for the first six months of 2011 totaled $19.8 million and increased by $246,000 or 1.3% from the prior year’s first six months. Factors contributing to the higher non-interest expense in 2011 included:

•

a $639,000 or 6.1% increase in salaries and employee benefits expense due to increased medical insurance costs, higher pension expense and greater incentive compensation expense reflecting increased commission payments related to the residential mortgage activity.

•	a $325,000 decrease in professional fees in the first half of 2011 due to reduced legal fees, recruitment costs, and lower consulting expenses in the Trust Company.

•

a $328,000 decrease in other expense due to a reduction in costs associated with the reserve for unfunded loan commitments and lower telephone expense resulting from the implementation of technology enhancements.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $1.4 million or an effective tax rate of approximately 30% in the first half of 2011. This compares to an income tax benefit of $342,000 recorded in the first half of 2010 due to the pretax loss in last year’s first six months. The Company’s only significant source of tax free income is earnings from bank owned life insurance. The Company’s deferred tax asset was $13.9 million at June 30, 2011 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

SEGMENT RESULTS. Retail banking’s net income contributions were $405,000 and $592,000 in the second quarter and first six months of 2011 compared to $341,000 and $494,000 for the same comparable periods of 2010. The improved performance in 2011 is due to increased net interest income generated on the higher level of deposits and a lower provision for loan losses. These positive items more than offset reduced revenue from overdraft fees and deposit service charges.

The commercial banking segment reported a net income contributions of $2.0 million and $3.6 million in the second quarter and first six months of 2011 compared to net income of $266,000 for the first second quarter of 2010 and a net loss of $806,000 for the first six months of 2010. The increased earnings in 2011 were caused primarily by a reduced provision for loan losses due to the previously discussed improvement in our asset quality.

The trust segment’s net income contribution in the second quarter amounted to $262,000 and $445,000 for the first half of 2011 compared to $47,000 and $69,000 for the same 2010 periods. The increase in net income reflected higher revenue as our wealth management businesses benefitted from the implementation of new fee schedules and increased equity values in the first half of 2011. This segment also benefitted from a decline in expenses particularly within our investment advisory subsidiary.

The investment/parent segment reported net losses of $721,000 in the second quarter and $1.4 million for the first six months of 2011 compared to the net losses of $177,000 for the second quarter and $198,000 for the first six months of 2010. The weaker performance in 2011 reflects the previously mentioned $358,000 loss realized on the sale of $17 million of investment securities in the first half of 2011 to position the portfolio for better future earnings. Also, declining yields in the investment securities portfolio have negatively impacted this segment.

BALANCE SHEET. The Company’s total consolidated assets were $955 million at June 30, 2011, which was up modestly by $5.9 million or 0.6% from the $949 million level at December 31, 2010. The increase was due to higher investment security balances as this line item increased by $26 million reflecting the Company’s strong liquidity position and the reinvestment of net loan pay-offs into this category. The Company’s loans and loans held for sale declined by $22 million or 3.2% as a result of net portfolio run-off since year-end predominantly in the commercial real estate loan category. The Company’s net deferred tax asset declined by $2.2 million as the Company’s improved profitability resulted in the utilization of net operating loss carryforwards.

The Company’s deposits totaled $810 million at June 30, 2011, which was $8.8 million or 1.1% higher than December 31, 2010, due to an increase in both demand deposits and money market account balances. As a result of this deposit growth, we were able to reduce total FHLB borrowings by $4.6 million during the first six months of 2011 and these borrowings now represent only 1.0% of total assets. The Company’s total shareholders’ equity has increased by $4.4 million since year-end 2010 mainly due to the Company’s improved profitability, net of preferred stock dividend payments, in the first half of 2011. Equity also benefitted from improved value of the available for sale investment portfolio which favorably impacted other comprehensive income. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 17.04%, and an asset leverage ratio of 11.60% at June 30, 2011. The Company’s book value per common share was $4.28, its tangible book value per common share was $3.68, and its tangible common equity to tangible assets ratio was 8.29% at June 30, 2011.

LOAN QUALITY. The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2011	2010	2010
Total loan delinquency (past due 30 to 89 days)	$1,942	$2,791	$4,244
Total non-accrual loans	6,909	12,289	19,184
Total non-performing assets including TDR*	7,433	14,364	19,815
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.30%	0.41%	0.61%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	1.05	1.81	2.76
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	1.13	2.12	2.85
Non-performing assets as a percentage of total assets	0.81	1.51	2.06
Total classified loans (loans rated substandard or doubtful)	$28,419	$39,627	$45,960

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company continued to realize meaningful asset quality improvements in the first half of 2011. These improvements are evidenced by reduced delinquency and lower levels of non-performing assets and classified loans. Specifically, there was a $6.9 million decrease in non-performing assets during the first half of 2011. Only $1.0 million of this decline in non-performing assets related to actual loan losses realized through net charge-offs. The majority of the drop was due to successful workout efforts on problem commercial and commercial real-estate loans. Classified loans, while declining in recent periods, are still relatively high by longer term historical standards. This is due to the downgrade of the rating classification of several commercial loans that are experiencing operating weakness in the weak economy but are still performing. We continue to closely monitor the portfolio given the uncertainty in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2011, the 25 largest credits represented 33% of total loans outstanding.

ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2011	2010	2010
Allowance for loan losses	$16,958	$19,765	$20,737
Allowance for loan losses as a percentage of each of the following:
total loans and loans held for sale, net of unearned income	2.58%	2.91%	2.99%
total delinquent loans (past due 30 to 89 days)	873.22	708.17	488..62
total non-accrual loans	245.45	160.83	108..10
total non-performing assets	218.87	137.60	104.65

The Company has reversed a portion of the allowance for loan losses into earnings in 2011 due to the previously discussed improvement in asset quality. As a result, the balance in the allowance for loan losses has declined but the Company has been able to either maintain or strengthen its key coverage ratios as indicated in the above table.

LIQUIDITY. The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past three years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to either fund loan growth or paydown borrowings. We strive to operate our loan to deposit ratio in a range of 85% to 95%. At June 30, 2011, the Company’s loan to deposit ratio was 81.1% which is below our targeted range and reflects our strong liquidity position as well as weak loan demand. Given recent improvements in commercial loan pipelines and increased consumer loan fundings, we expect that total loans may grow modestly in the second half of 2011.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $3.4 million from December 31, 2010, to June 30, 2011, due to $10.2 million of cash provided by operating activities, $2.2 million of cash provided by financing activities and partially offset by $9.0 million of cash used by investing activities. Within investing activities, cash used for new investment security purchases exceeded maturities and sales by $24.8 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $61.7 million and was $15.9 million lower than the $77.7 million of cash received from loan principal payments and sales. Within financing activities, deposits increased by $7.3 million, which was used to pay down short-term borrowings by $4.6 million.

The holding company had $15.4 million of cash, short-term investments, and securities at June 30, 2011, which was down $1.4 million from the year-end 2010 total. We have elected to retain $14 million of the total $21 million in funds received from the CPP preferred stock at the holding company to provide us with greater liquidity and financial flexibility. $7 million of the CPP funds were downstreamed to our subsidiary bank in 2009 and 2010 to help the Bank maintain compliance with our own internal capital guidelines. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At June 30, 2011, our subsidiary Bank had $2.0 million of cash available for immediate dividends to the holding company under the applicable regulatory formulas. This is the first time that the bank had positive dividend capacity since 2008. As such, the holding company has ample liquidity to meet its trust preferred debt service requirements and preferred stock dividends, which approximate $2.1 million annually.

CAPITAL RESOURCES. The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.60% and the risk based capital ratio was 17.04% at June 30, 2011. The Company’s tangible common equity to tangible assets ratio was 8.29% at June 30, 2011. We anticipate that our strong capital ratios will increase during the second half of 2011 due to the retention of all earnings, which will be partially offset by preferred dividend requirements and limited balance sheet growth.

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

INTEREST RATE SENSITIVITY. The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The interest rate scenarios in the table compare the Company’s base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate interest rate changes of 100 and 200 basis points. Note that we suspended the 200 basis point downward rate shock since it has little value due to the absolute low level of interest rates. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s existing balance sheet that was developed under the flat interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	5.0%	7.1%
100bp increase	3.6	6.2
100bp decrease	(8.9)	(12.8)

The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at 0.25%. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and scheduled repricing of loans now tied to LIBOR. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

OFF BALANCE SHEET ARRANGEMENTS. The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $106.6 million and standby letters of credit of $11.5 million as of June 30, 2011. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, goodwill, income taxes, and investment securities are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $13.8 million, or 81%, of the total allowance for credit losses at June 30, 2011 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Core deposit intangibles that have a finite life are amortized over their useful life. As of June 30, 2011, all core deposit intangibles for the Company had been fully amortized.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of June 30, 2011, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At June 30, 2011, all of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies, the U.S. Treasury or government sponsored agencies. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

FORWARD LOOKING STATEMENT.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of the M.D.  & A.

Item 4. CONTROLS AND PROCEDURES. (a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2011, are effective.

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through December 23, 2009, exhibit 3.1 to Form 8-K filed on December 23, 2009.

3.2	Bylaws, as amended and restated on December 17, 2009, Exhibit 3.2 to the Form 8-K filed December 23, 2009.

3.3	Certificate of Designation of Rights of Fixed Rate Cumulative Perpetual Preferred Stock, Series D (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.)

15.1	Report of S.R. Snodgrass, A.C. regarding unaudited interim financial statement information.

15.2	Awareness Letter of S.R. Snodgrass, A.C.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Consolidated Financial Statements (unaudited).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: August 4, 2011	/s/ Glenn L. Wilson
Glenn L. Wilson
President and Chief Executive Officer

Date: August 4, 2011	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President and Chief Financial Officer