Form 10-Q
period 2011-09-30
AMERISERV FINANCIAL INC /PA/
filed 2011-11-10
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common Stock, par value $0.01	21,208,421

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from depository institutions	$18,245	$14,160
Interest bearing deposits	13,244	1,716
Short-term investments in money market funds	4,697	3,461

Cash and cash equivalents	36,186	19,337
Investment securities:
Available for sale	185,277	164,811
Held to maturity (fair value $11,150 on September 30, 2011 and $8,267 on December 31, 2010)	10,507	7,824
Loans held for sale	4,163	7,405
Loans	663,663	671,253
Less: Unearned income	417	477
Allowance for loan losses	16,069	19,765

Net loans	647,177	651,011
Premises and equipment, net	10,469	10,485
Accrued income receivable	3,176	3,210
Goodwill	12,613	12,950
Bank owned life insurance	35,127	34,466
Net deferred tax asset	12,390	16,058
Federal Home Loan Bank stock	6,202	7,233
Federal Reserve Bank stock	2,125	2,125
Prepaid federal deposit insurance	1,953	3,073
Other assets	6,074	8,986

TOTAL ASSETS	$973,439	$948,974

LIABILITIES
Non-interest bearing deposits	$148,080	$127,870
Interest bearing deposits	679,278	673,346

Total deposits	827,358	801,216

Short-term borrowings	0	4,550
Advances from Federal Home Loan Bank	9,707	9,750
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085

Total borrowed funds	22,792	27,385

Other liabilities	9,125	13,315

TOTAL LIABILITIES	859,275	841,916

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on September 30, 2011 and December 31, 2010.	21,000	20,669
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,397,040 shares issued and 21,208,421 outstanding on September 30, 2011; 26,396,289 shares issued and 21,207,670 outstanding on December 31, 2010	264	264
Treasury stock at cost, 5,188,619 shares on September 30, 2011 and December 31, 2010	(68,659)	(68,659)
Capital surplus	145,059	145,045
Retained earnings	18,249	14,601
Accumulated other comprehensive loss, net	(1,749)	(4,862)

TOTAL SHAREHOLDERS’ EQUITY	114,164	107,058

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$973,439	$948,974

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
INTEREST INCOME
Interest and fees on loans	$8,888	$9,592	$26,775	$29,596
Interest bearing deposits	4	0	4	1
Short-term investments in money market funds	2	5	7	12
Federal funds sold	0	2	7	4
Investment securities:
Available for sale	1,499	1,354	4,527	4,029
Held to maturity	99	107	298	333

Total Interest Income	10,492	11,060	31,618	33,975

INTEREST EXPENSE
Deposits	2,038	2,668	6,438	8,428
Short-term borrowings	1	2	3	15
Advances from Federal Home Loan Bank	55	87	167	340
Guaranteed junior subordinated deferrable interest debentures	280	280	840	840

Total Interest Expense	2,374	3,037	7,448	9,623

NET INTEREST INCOME	8,118	8,023	24,170	24,352
Provision (credit) for loan losses	(550)	1,000	(2,325)	5,250

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	8,668	7,023	26,495	19,102

NON-INTEREST INCOME
Trust fees	1,570	1,357	4,743	4,184
Investment advisory fees	172	171	568	525
Net realized (losses) gains on investment securities	0	50	(358)	157
Net gains on loans held for sale	186	278	603	568
Service charges on deposit accounts	640	565	1,661	1,748
Bank owned life insurance	227	260	661	772
Other income	729	832	2,205	2,247

Total Non-Interest Income	3,524	3,513	10,083	10,201

NON-INTEREST EXPENSE
Salaries and employee benefits	5,702	5,415	16,776	15,850
Net occupancy expense	680	620	2,179	1,995
Equipment expense	435	401	1,275	1,246
Professional fees	983	1,034	2,874	3,250
Supplies, postage and freight	203	227	662	768
Miscellaneous taxes and insurance	344	345	1,024	1,052
Federal deposit insurance expense	262	430	1,184	1,102
Other expense	1,273	1,302	3,704	4,061

Total Non-Interest Expense	9,882	9,774	29,678	29,324

PRETAX INCOME (LOSS)	2,310	762	6,900	(21)
Provision for income tax expense (benefit)	744	153	2,133	(189)

NET INCOME	1,566	609	4,767	168
Preferred stock dividends and accretion of preferred stock discount	539	291	1,119	872

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,027	$318	$3,648	$(704)

PER COMMON SHARE DATA:
Basic:
Net income (loss)	$0.05	$0.02	$0.17	$(0.03)
Average number of shares outstanding	21,208	21,224	21,208	21,224
Diluted:
Net income (loss)	$0.05	$0.02	$0.17	$(0.03)
Average number of shares outstanding	21,227	21,225	21,231	21,229
Cash dividends declared	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30, 2011	September 30, 2010
OPERATING ACTIVITIES
Net income	$4,767	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(2,325)	5,250
Depreciation expense	1,098	1,065
Net amortization of investment securities	463	245
Net realized losses (gains) on investment securities available for sale	358	(157)
Net gains on loans held for sale	(603)	(568)
Amortization of deferred loan fees	(182)	(324)
Origination of mortgage loans held for sale	(39,021)	(44,090)
Sales of mortgage loans held for sale	42,866	43,023
Decrease in accrued interest income receivable	34	49
Decrease in accrued interest expense payable	(928)	(924)
Earnings on bank owned life insurance	(661)	(772)
Deferred income taxes	3,668	(666)
Stock based compensation expense	14	55
Decrease in prepaid Federal Deposit Insurance	1,120	1,022
Net decrease (increase) in other assets	2,893	(480)
Net decrease in other liabilities	(3,265)	(749)

Net cash provided by operating activities	10,296	2,147

INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(73,542)	(74,353)
Purchases of investment securities – held to maturity	(3,991)	(1,123)
Proceeds from sales of investment securities – available for sale	16,518	2,742
Proceeds from maturities of investment securities – available for sale	39,745	48,081
Proceeds from maturities of investment securities – held to maturity	1,313	4,311
Proceeds from redemption of regulatory stock	1,031	0
Long-term loans originated	(98,583)	(63,146)
Principal collected on long-term loans	113,424	88,846
Loans purchased or participated	(8,500)	(3,845)
Sale of other real estate owned	797	735
Purchases of premises and equipment	(1,081)	(2,651)

Net cash used in investing activities	(12,869)	(403)

FINANCING ACTIVITIES
Net increase in deposit accounts	24,803	32,251
Net decrease in other short-term borrowings	(4,550)	(23,420)
Principal borrowings on advances from Federal Home Loan Bank	0	34,000
Principal repayments on advances from Federal Home Loan Bank	(43)	(49,040)
Preferred stock dividends	(788)	(788)

Net cash provided by (used in) financing activities	19,422	(6,997)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,849	(5,253)
CASH AND CASH EQUIVALENTS AT JANUARY 1	19,337	26,308

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$36,186	$21,055

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a state-chartered full service bank with 18 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.3 billion that are not recognized on the Company’s balance sheet at September 30, 2011. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has provided the necessary disclosures in Note 10.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

4.	Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options and warrants to purchase 1,478,417 common shares, at exercise prices ranging from $2.20 to $6.10, and 1,453,142 common shares, at exercise prices ranging from $1.77 to $6.10, were outstanding as of September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Options to purchase 144,195 common shares at exercise prices ranging from $1.53 to $2.07 were outstanding as of September 30, 2011, and were included in the computation of dilutive earnings per common share. Dividends and accretion of discount on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator:

Net income	$1,566	$609	$4,767	$168
Preferred stock dividends and accretion of preferred stock discount	539	291	1,119	872

Net income (loss) available to common shareholders	$1,027	$318	$3,648	$(704)

Denominator:
Weighted average common shares outstanding (basic)	21,208	21,224	21,208	21,224
Effect of stock options/warrants	19	1	23	5

Weighted average common shares outstanding (diluted)	21,227	21,225	21,231	21,229

Earnings (Loss) per common share:
Basic	$0.05	$0.02	$0.17	$(0.03)
Diluted	0.05	0.02	0.17	(0.03)

5.	Comprehensive Income

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and the pension obligation change for the defined benefit plan. The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$1,566	$609	$4,767	$168

Other comprehensive income:
Pension obligation change for defined benefit plan	201	142	707	426
Income tax effect	(69)	(48)	(240)	(145)
Reclassification adjustment for (gains) losses on available for sale securities included in net (income) loss	—	(50)	358	(157)
Income tax effect	—	16	(123)	52
Unrealized holding gains on available for sale securities arising during period	1,995	(81)	3,656	2,314
Income tax effect	(679)	27	(1,245)	(787)

Other comprehensive income	1,448	6	3,113	1,703

Comprehensive income	$3,014	$615	$7,880	$1,871

6.	Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds. The Company made $69,000 in income tax payments in the first nine months of 2011 as compared to $170,000 for the first nine months of 2010. The Company made total interest payments of $8,376,000 in the first nine months of 2011 compared to $10,547,000 in the same 2010 period.

7.	Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	September 30, 2011
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency	$8,568	$47	$(21)	$8,594
U.S. Agency mortgage- backed securities	169,567	7,122	(6)	176,683

Total	$178,135	$7,169	$(27)	$185,277

Investment securities held to maturity (HTM):

	September 30, 2011
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency mortgage- backed securities	$7,507	$654	$—	$8,161
Other securities	3,000	—	(11)	2,989

Total	$10,507	$654	$(11)	$11,150

Investment securities available for sale (AFS):

	December 31, 2010
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency	$15,956	$57	$(69)	$15,944
U.S. Agency mortgage- backed securities	145,727	3,714	(574)	148,867

Total	$161,683	$3,771	$(643)	$164,811

Investment securities held to maturity (HTM):

	December 31, 2010
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency mortgage- backed securities	$6,824	$452	$—	$7,276
Other securities	1,000	—	(9)	991

Total	$7,824	$452	$(9)	$8,267

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At September 30, 2011 and December 31, 2010, 98.4% of the portfolio was rated “AAA”. None of the portfolio was rated below “A” or unrated at September 30, 2011. At September 30, 2011, the Company’s consolidated investment securities portfolio had a modified duration of approximately 1.55 years. Total proceeds from the sale of AFS securities were $16.5 million in the first nine months of 2011 compared to $2.7 million for the first nine months of 2010. The gross losses on investment security sales in the first nine months of 2011 were $358,000 compared to $157,000 of gross investment security gains for the first nine months of 2010.

The following tables present information concerning investments with unrealized losses as of September 30, 2011 and December 31, 2010 (in thousands):

Investment securities available for sale:

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$5,047	$(21)	$—	$—	$5,047	$(21)
U.S. Agency mortgage-backed securities	721	(6)	—	—	721	(6)

Total	$5,768	$(27)	$—	$—	$5,768	$(27)

Investment securities held to maturity:

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$1,990	$(10)	$999	$(1)	$2,989	$(11)

Total	$1,990	$(10)	$999	$(1)	$2,989	$(11)

Investment securities available for sale:

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$4,204	$(69)	$—	$—	$4,204	$(69)
U.S. Agency mortgage-backed securities	38,202	(574)	—	—	38,202	(574)

Total	$42,406	$(643)	$—	$—	$42,406	$(643)

Investment securities held to maturity:

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$—	$—	$991	$(9)	$991	$(9)

Total	$—	$—	$991	$(9)	$991	$(9)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are five positions that are considered temporarily impaired at September 30, 2011. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, we do not intend to sell these securities and do not believe we will be required to sell these securities before they recover in value.

Contractual maturities of securities at September 30, 2011, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Maturity	Available for Sale		Held to Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
0-1 year	$—	$—	$1,000	$999
1-5 years	8,568	8,594	2,000	1,990
5-10 years	16,606	17,600	—	—
10-15 years	77,922	80,891	—	—
Over 15 years	75,039	78,192	7,507	8,161

Total	$178,135	$185,277	$10,507	$11,150

8.	Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Commercial	$78,626	$78,322
Commercial loans secured by real estate	356,718	369,904
Real estate – mortgage	209,430	203,317
Consumer	18,472	19,233

Loans, net of unearned income	$663,246	$670,776

Loan balances at September 30, 2011 and December 31, 2010 are net of unearned income of $417,000 and $477,000, respectively.

Real estate-construction loans comprised 2.2%, and 3.9% of total loans, net of unearned income, at September 30, 2011 and December 31, 2010, respectively. The Company has no exposure to sub prime mortgage loans in either the loan or investment portfolios.

9.	Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$16,958	$20,737	$19,765	$19,685
Charge-offs:
Commercial	—	(277)	(942)	(482)
Commercial loans secured by real estate	(646)	(645)	(1,284)	(3,596)
Real estate-mortgage	(5)	(87)	(45)	(245)
Consumer	(42)	(78)	(152)	(212)

Total charge-offs	(693)	(1,087)	(2,423)	(4,535)

Recoveries:
Commercial	292	63	816	216
Commercial loans secured by real estate	10	1	76	38
Real estate-mortgage	17	18	43	23
Consumer	35	21	117	76

Total recoveries	354	103	1,052	353

Net charge-offs	(339)	(984)	(1,371)	(4,182)
Provision (credit) for loan losses	(550)	1,000	(2,325)	5,250

Balance at end of period	$16,069	$20,753	$16,069	$20,753

As a percent of average loans and loans held for sale, net of unearned income:
Annualized net charge-offs	0.20%	0.56%	0.28%	0.79%
Annualized provision (credit) for loan losses	(0.33)	0.57	(0.47)	0.99
Allowance as a percent of loans and loans held for sale, net of unearned income at period end	2.41	2.97	2.41	2.97

The following tables summarize the rollforward of the allowance for loan loss by portfolio segment (in thousands).

	Balance at December 31, 2010	Charge- Offs	Recoveries	Provision (Credit)	Balance at September 30, 2011
Commercial	$3,851	$(942)	$816	$735	$4,460
Commercial loans secured by real estate	12,717	(1,284)	76	(3,017)	8,492
Real estate- mortgage	1,117	(45)	43	222	1,337
Consumer	206	(152)	117	25	196
Allocation for general risk	1,874	—	—	(290)	1,584

Total	$19,765	$(2,423)	$1,052	$(2,325)	$16,069

The following tables summarize the primary segments of the loan portfolio (in thousands).

	At September 30, 2011
	Commercial	Commercial Loans Secured By Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$24	$4,273	$—	$—	$4,297
Collectively evaluated for impairment	78,602	352,445	209,430	18,472	658,949

Total loans	$78,626	$356,718	$209,430	$18,472	$663,246

	At September 30, 2011
	Commercial	Commercial Loans Secured By Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$—	$1,208	$—	$—	$—	$1,208
General reserve allocation	4,460	7,284	1,337	196	1,584	14,861

Total allowance for loan losses	$4,460	$8,492	$1,337	$196	$1,584	$16,069

	At December 31, 2010
	Commercial	Commercial Loans Secured By Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$4,065	$8,082	$—	$—	$12,147
Collectively evaluated for impairment	74,257	361,822	203,317	19,233	658,629

Total loans	$78,322	$369,904	$203,317	$19,233	$670,776

	At December 31, 2010
	Commercial	Commercial Loans Secured By Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$1,905	$1,901	$—	$—	$—	$3,806
General reserve allocation	1,946	10,816	1,117	206	1,874	15,959

Total allowance for loan losses	$3,851	$12,717	$1,117	$206	$1,874	$19,765

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

	September 30, 2011
	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$—	$—	$24	$24	$731
Commercial loans secured by real estate	2,937	1,208	1,336	4,273	5,111

Total impaired loans	$2,937	$1,208	$1,360	$4,297	$5,842

	December 31, 2010
	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$4,041	$1,905	$24	$4,065	$4,842
Commercial loans secured by real estate	4,938	1,901	3,144	8,082	8,341

Total impaired loans	$8,979	$3,806	$3,168	$12,147	$13,183

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Average investment in impaired loans	$5,857	$20,417	$8,222	$19,085
Interest income recognized on a cash basis on impaired loans	—	169	173	464

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

	$000,000	$000,000	$000,000	$000,000	$000,000
	September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$75,391	$192	$3,043	$—	$78,626
Commercial loans secured by real estate	307,721	26,850	21,652	495	356,718

Total	$383,112	$27,042	$24,695	$495	$435,344

	$000,000	$000,000	$000,000	$000,000	$000,000
	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$61,961	$8,797	$5,793	$1,771	$78,322
Commercial loans secured by real estate	306,555	33,165	29,754	430	369,904

Total	$368,516	$41,962	$35,547	$2,201	$448,226

It is the policy of the bank that the outstanding balance of any residential mortgage loan that exceeds 90-days past due as to principal and/or interest is transferred to non-accrual status and an evaluation is completed to determine the fair value of the collateral less selling costs. A charge down is recorded for any deficiency balance determined from the collateral evaluation. The remaining non-accrual balance is reported as impaired with no specific allowance. It is the policy of the bank that the outstanding balance of any consumer loan that exceeds 90-days past due as to principal and/or interest is charged off. The following tables present the performing and non-performing outstanding balances of the residential and consumer portfolios (in thousands).

	September 30, 2011
	Performing	Non-performing
Real estate-mortgage	$208,091	$1,339
Consumer	18,472	—

Total	$226,563	$1,339

	December 31, 2010
	Performing	Non-performing
Real estate-mortgage	$201,438	$1,879
Consumer	19,233	—

Total	$220,671	$1,879

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	September 30, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due And Accruing	Total Past Due	Non-Accrual	Total Loans
Commercial	$78,602	$—	$—	$—	$—	$24	$78,626
Commercial loans secured by real estate	352,399	655	—	—	655	3,664	356,718
Real estate-mortgage	205,477	2,268	346	—	2,614	1,339	209,430
Consumer	18,443	—	29	—	29	—	18,472

Total	$654,921	$2,923	$375	$—	$3,298	$5,027	$663,246

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due And Accruing	Total Past Due	Non-Accrual	Total Loans
Commercial	$74,643	$—	$—	$—	$—	$3,679	$78,322
Commercial loans secured by real estate	362,890	283	—	—	283	6,731	369,904
Real estate-mortgage	199,003	1,892	543	—	2,435	1,879	203,317
Consumer	19,160	29	44	—	73	—	19,233

Total	$655,696	$2,204	$587	$—	$2,791	$12,289	$670,776

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

10.	Non-performing Assets Including Trouble Debt Restructurings

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	September 30, 2011	December 31, 2010
Non-accrual loans
Commercial	$24	$3,679
Commercial loans secured by real estate	3,664	6,731
Real estate-mortgage	1,339	1,879

Total	5,027	12,289

Other real estate owned
Commercial loans secured by real estate	—	436
Real estate-mortgage	4	302

Total	4	738

Total restructured loans not in non-accrual (TDR)	313	1,337

Total non-performing assets including TDR	$5,344	$14,364

Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.80%	2.12%

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

The following table details the TDRs that were granted during the quarter ending September 30, 2011 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted

Commercial loan secured by real estate	1	$1,130	Extension of maturity date

The following table details the TDRs that were granted during the nine month period ending at September 30, 2011 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted

Commercial loan secured by real estate	1	$313	Extension of maturity date

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted

Commercial loan secured by real estate	3	$2,129	Extension of maturity date

The following table details the TDRs at December 31, 2010 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted

Commercial loan secured by real estate	2	$1,337	Extension of maturity date

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same.

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

During the past 12 months, the Company had one restructured commercial real-estate loan in non-accrual status that defaulted from making the required payments. As a result of this, the Company sold the property at auction and recognized a charge-off of $701,000. The borrowers are making monthly payments to repay the Company for this charge-off. Additionally, we initiated foreclosure on two of the non-accrual commercial real-estate TDR’s in the third quarter of 2011 that were not performing under the restructured terms. This caused us to record a net charge-off of $640,000 on these loans. The two restructured loans as of December 31, 2010, have been repaid in-full.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income due in accordance with original terms	$84	$281	$313	$818
Interest income recorded	—	(112)	(173)	(354)

Net reduction in interest income	$84	$169	$140	$464

11.	Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At September 30, 2011
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$—	—%

Advances	2012	4,000	1.82
	2013	5,000	2.04
	2016 and after	707	6.43

Total advances		9,707	2.27

Total FHLB borrowings		$9,707	2.27%

	At December 31, 2010
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$4,550	0.62%

Advances	2012	4,000	1.82
	2013	5,000	2.04
	2016 and after	750	6.44

Total advances		9,750	2.28

Total FHLB borrowings		$14,300	1.75%

The rate on Open Repo Plus advances can change daily, while the rates on the advances are fixed until the maturity of the advance.

12.	Preferred Stock

TARP CPP:

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or TARP) was enacted. On October 14, 2008, the US Treasury announced its intention to inject capital into financial institutions under the TARP Capital Purchase Program (the CPP). The CPP is a voluntary program designed to provide capital to healthy well managed financial institutions in order to increase the availability of credit to businesses and individuals and help stabilize the US financial system.

On December 19, 2008, the Company sold to the US Treasury for an aggregate purchase price of $21 million in cash 21,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D. In conjunction with the purchase of these senior preferred shares, the US Treasury also received a warrant to purchase up to 1,312,500 shares of the Company’s common stock. The warrant has a term of 10 years and is exercisable at any time, in whole or in part, at an exercise price of $2.40 per share. The $21 million in proceeds was allocated to the Series D Preferred Stock and the warrant based on their relative fair values at issuance (approximately $20.4 million was allocated to the Series D Preferred Stock and approximately $600,000 to the warrant). The difference between the initial value allocated to the Series D Preferred Stock of approximately $20.4 million and the liquidation value of $21 million will be charged to retained earnings over the first five years of the contract. Cumulative dividends on Series D Preferred Stock were payable quarterly at 5% through December 19, 2013 and at a rate of 9% thereafter. The Company redeemed all of the shares of the Series D Preferred Stock on August 11, 2011.

SBLF:

On August 11, 2011, the Company received $21 million from the Small Business Lending Fund (SBLF). The SBLF is a voluntary program sponsored by the US Treasury that encourages small business lending by providing capital to qualified community banks at favorable rates. The initial interest rate on the SBLF funds will be 5% and may be decreased to as low as 1% if growth thresholds are met for outstanding small business loans. The Company used the SBLF proceeds to repurchase $21 million of outstanding preferred shares issued under the TARP Capital Purchase Program. On November 2, 2011, the Company repurchased from the US Treasury the stock purchase warrant associated with the TARP CPP for $825,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2011, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 8.38% at September 30, 2011 (in thousands, except ratios).

	AS OF SEPTEMBER 30, 2011
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)
Consolidated	$119,698	17.31%	$55,325	8.00%	$69,157	10.00%
AmeriServ Financial Bank	100,987	14.72	54,882	8.00	68,603	10.00
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	110,953	16.04	27,663	4.00	41,494	6.00
AmeriServ Financial Bank	92,310	13.46	27,441	4.00	41,162	6.00
Tier 1 Capital (To Average Assets)
Consolidated	110,953	11.70	37,918	4.00	47,398	5.00
AmeriServ Financial Bank	92,310	9.96	37,079	4.00	46,349	5.00

	AS OF DECEMBER 31, 2010
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)
Consolidated	$113,954	16.54%	$55,118	8.00%	$68,898	10.00%
AmeriServ Financial Bank	92,172	13.57	54,333	8.00	67,916	10.00
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	105,193	15.27	27,559	4.00	41,339	6.00
AmeriServ Financial Bank	83,533	12.30	27,166	4.00	40,749	6.00
Tier 1 Capital (To Average Assets)
Consolidated	105,193	11.20	37,555	4.00	46,944	5.00
AmeriServ Financial Bank	83,533	9.13	36,588	4.00	45,735	5.00

14.	Segment Results

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

The contribution of the major business segments to the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	$000,000	$000,000	$000,000	$000,000	$000,000
	Three months ended September 30, 2011		Nine months ended September 30, 2011		September 30, 2011
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,710	$774	$19,447	$1,366	$330,441
Commercial banking	3,665	1,443	10,654	4,993	442,925
Trust	1,817	179	5,541	624	4,289
Investment/Parent	(550)	(830)	(1,389)	(2,216)	195,784

Total	$11,642	$1,566	$34,253	$4,767	$973,439

	$000,000	$000,000	$000,000	$000,000	$000,000
	Three months ended September 30, 2010		Nine months ended September 30, 2010		September 30, 2010
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,600	$458	$19,004	$952	$313,138
Commercial banking	3,079	192	9,745	(614)	503,978
Trust	1,541	95	4,759	164	3,513
Investment/Parent	316	(136)	1,045	(334)	138,715

Total	$11,536	$609	$34,553	$168	$959,344

15.	Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $114.3 million and standby letters of credit of $11.1 million as of September 30, 2011. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$303	$255	$909	$765
Interest cost	301	265	903	795
Expected return on plan assets	(393)	(309)	(1,179)	(927)
Amortization of prior year service cost	2	4	6	12
Amortization of transition asset	(4)	(4)	(12)	(12)
Recognized net actuarial loss	203	142	609	426

Net periodic pension cost	$412	$353	$1,236	$1,059

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

Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the US Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The fair value of the swap asset and liability is based on an external derivative valuation model using data inputs as of the valuation date and classified Level 2.

The following tables present the assets reported on the balance sheet at their fair value as of September 30, 2011 and December 31, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liability Measured on a Recurring Basis

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	$000,000	$000,000	$000,000	$000,000
	Fair Value Measurements at September 30, 2011 Using
	Total	(Level 1)	(Level 2)	(Level 3)

U.S. Agency securities	$8,594	$—	$8,594	$—
U.S. Agency mortgage-backed securities	176,683	—	176,683	—
Fair value of swap asset	408	—	408	—
Fair value of swap liability	408	—	408	—

	$000,000	$000,000	$000,000	$000,000
	Fair Value Measurements at December 31, 2010 Using
	Total	(Level 1)	(Level 2)	(Level 3)

U.S. Agency securities	$15,944	$—	$15,944	$—
U.S. Agency mortgage-backed securities	148,867	—	148,867	—
Fair value of swap asset	420	—	420	—
Fair value of swap liability	420	—	420	—

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At September 30, 2011, impaired loans with a carrying value of $4.3 million were reduced by a specific valuation allowance totaling $1.2 million resulting in a net fair value of $3.1 million.

Other real estate owned (OREO) is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2011 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,089	$—	$—	$3,089
Other real estate owned	4	—	—	4

	Fair Value Measurements at December 31, 2010 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$8,341	$—	$—	$8,341
Other real estate owned	738	—	—	738

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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at September 30, 2011 and December 31, 2010, were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Fair Value	Recorded Book Balance	Fair Value	Recorded Book Balance
FINANCIAL ASSETS:
Cash and cash equivalents	$36,186	$36,186	$19,337	$19,337
Investment securities	196,427	195,784	173,078	172,635
Regulatory stock	8,327	8,327	9,358	9,358
Loans held for sale	4,240	4,163	7,542	7,405
Net loans, net of allowance for loan loss and unearned income	652,890	647,177	651,866	651,011
Accrued income receivable	3,176	3,176	3,210	3,210
Bank owned life insurance	35,127	35,127	34,466	34,466
Fair value swap asset	408	408	420	420

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$487,475	$487,475	$437,072	$437,072
Deposits with stated maturities	345,009	339,883	369,972	364,144
Short-term borrowings	—	—	4,550	4,550
All other borrowings	27,895	22,792	25,419	22,835
Accrued interest payable	2,613	2,613	3,541	3,541
Fair value swap liability	408	408	420	420

The fair value of cash and cash equivalents, regulatory stock, accrued income receivable, short-term borrowings, and accrued interest payable are equal to the current carrying value.

The fair value of investment securities is equal to the available quoted market price. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the US Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)

2011 THIRD QUARTER SUMMARY OVERVIEW Third quarter of 2011 net income was $1.6 million or $0.05 per share. This represents an improvement of $957,000 over the third quarter of 2010, as well as an achievement of a sixth consecutive profitable quarter. Through the first nine months of 2011, AmeriServ has now earned $4.6 million better than the first nine months of 2010. This places earnings per share at $0.17 as compared with a loss of $0.03 per share during the first nine months of 2010.

Perhaps the most striking improvement is that since September 2010 non-performing assets have been reduced by almost $20 million to just $5.3 million or 0.80% of total loans with only $2.4 million of actual charge-offs. AmeriServ has proven that quick and decisive action to identify potentially troubled loans and careful monitoring by our Asset Quality Task Force is an effective way to minimize income crippling losses. The pursuit of this methodology has permitted a provision reduction of $2.3 million in the allowance for loan losses during 2011 without diminishing the coverage of non-performing assets. Actually, the coverage of non-performing assets has improved from 138% on December 31, 2010 to 301% on September 30, 2011. Those funds transferred back from the allowance for loan losses have become a part of the AmeriServ Financial Bank total of retained earnings, thus further strengthening the Company during these uncertain economic times.

This strengthening has also permitted AmeriServ to concentrate more fully on the business of banking. The result is that loans outstanding increased by $11 million during the third quarter, ending the recession induced decline in loans which began in 2009. Deposit levels also resumed their growth after a decline in the second quarter of 2011. Deposit totals have now increased in five of the last seven quarters. The stronger than anticipated recovery of the Trust Company enabled AmeriServ to report the highest quarterly level of non-interest Income in 2011. A continuing emphasis on efficiency and productivity resulted in the third consecutive quarter of stable operating expenses. The positive force of these improvements can all be traced to a continuing focus on the careful execution of a plan not merely to weather this recession successfully, but to emerge from it stronger so we can be proactive when the long promised recovery period materializes.

Additionally, on August 11, 2011, AmeriServ redeemed its $21 million preferred stock issued to the US Treasury. This transaction related to the Capital Purchase Program, later referred to by the media as TARP. You may recall that following the failure of Lehman Brothers in the fall of 2008, AmeriServ entered into the US Treasury program to protect the franchise during those turbulent times. Those funds are now repaid and, on November 2, 2011, we repurchased the TARP common stock warrant which the US Treasury obtained in 2008 for $825,000. The purchase of this warrant by AmeriServ removes any possibility of the US Treasury acquiring 1.3 million common shares of AmeriServ and thereby protects our shareholders from any dilution of the value of their current holdings. At the same time, AmeriServ applied to be named, and was so designated, as a Small Business Lending Fund Bank by the US Treasury. This designation brought AmeriServ $21 million of US Treasury funding, currently at a rate of 5% per year, through a preferred share issuance. It is most important to note that should AmeriServ increase its small business loans in the near future, under the US Treasury formula, AmeriServ’s interest rate on the preferred stock could be reduced to a little as 1% per year. It could go to 9% if our commercial loans do not increase, but this is no worse than if we had not converted from the TARP Program.

So as to achieve a better rate, AmeriServ’s bankers have mounted a strong small business loan development program, supported by a robust multi-media marketing campaign. The records show AmeriServ making as many as 400 business development calls per month so as to support the US Treasury SBLF program, to help small businesses in our region, and to reduce the annual cost of the Treasury funding.

A further word about the Trust Company. New leadership has been in place in the Trust Company since March 2010. Through the first nine months of 2011, the Trust Company has more than doubled the net income reported during the first nine months of 2010. These positive results have been achieved while simultaneously enhancing procedures and systems and beginning a well-coordinated new business development program. Just ahead for the Trust Company is the integration of the skills of the West Chester Capital Advisors with the wealth management skills of the investment department of the Trust Company. This combination will stretch across all of the special investment disciplines that each unit has developed. In such turbulent economic times, it is important that the Trust Company have complete flexibility in providing clients with proven methods for protecting and growing their financial nest eggs.

During this month, the management team placed before the Board of Directors and the regulatory authorities a new Strategic Plan (Plan) for 2012-2015. The Plan continues to maintain a strong and carefully managed balance sheet while seeking to grow revenues and thereby continue to increase earnings. The Plan is structured around seven key strategic initiatives, each of which has its own set of specially designed action plans. The Strategic Planning Team has been putting this Plan together since April in planning sessions where there were no sacred cows or politically correct ground rules. The Board has recently approved the adoption of this Strategic Plan.

But a necessary word of caution – we are pleased to be able to report such progress on so many fronts. However, we also remain aware that it seems quite likely that the difficult economic times will continue, and perhaps have become even more challenging of late. We have learned that problems do not solve themselves and no bank is an island. Therefore our Asset Quality Task Force continues to meet on a regular schedule, searching for any signs of the feared double dip recession in our loan portfolio. AmeriServ also continues to maintain capital ratios well above those required by regulation and has a deep level of liquidity. As a further step, the Board is examining the wisdom of creating a Board level risk committee structured identically to that required by the regulatory authorities of the largest banks in the nation. We have seen hard times and we have watched other banks fall along the way. Therefore we will not sacrifice any of our strength, but we will maintain that strength even as we seek to improve earnings.

THREE MONTHS ENDED SEPTEMBER 30, 2011 VS. THREE MONTHS ENDED SEPTEMBER 30, 2010

PERFORMANCE OVERVIEW The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2011	September 30, 2010
Net income	$1,566	$609
Diluted earnings per share	0.05	0.02
Return on average assets (annualized)	0.64%	0.25%
Return on average equity (annualized)	5.52%	2.24%

The Company reported third quarter 2011 net income of $1.6 million or $0.05 per diluted common share. This represents an increase $957,000 from the third quarter 2010 net income of $609,000 or $0.02 per diluted common share. Continued improvement in asset quality and a higher level of revenue were the key factors causing our increased earnings in the third quarter of 2011. These positive items were partially offset by modestly higher non-interest expense and increased income tax expense. Diluted earnings per share in the third quarter of 2011 were negatively impacted by the accelerated preferred stock discount accretion related to the repayment of the TARP CPP preferred stock which amounted to $267,000 and reduced the amount of net income available to common shareholders.

NET INTEREST INCOME AND MARGIN The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the third quarter of 2011 to the third quarter of 2010 (in thousands, except percentages):

	Three months ended September 30, 2011	Three months ended September 30, 2010	$ Change	% Change
Interest income	$10,492	$11,060	$(568)	(5.1)%
Interest expense	2,374	3,037	(663)	(21.8)

Net interest income	$8,118	$8,023	$95	1.2

Net interest margin	3.68%	3.70%	(0.02)	N/M

N/M - not meaningful

The Company’s net interest income in the third quarter of 2011 increased by $95,000 or 1.2% from the prior year’s third quarter. The Company’s third quarter 2011 net interest margin of 3.68% was two basis points lower than the 2010 third quarter margin of 3.70%. The quarterly net interest margin has now operated near the 3.70% level for the past five consecutive quarters. Careful management of funding costs allowed the Company to reduce interest expense to a greater extent than the decline in interest revenue. Specifically, quarterly interest expense has declined by $663,000 since the third quarter of 2010 due to reduced deposit costs and a lower borrowed funds position. This reduction in deposit costs has not impacted average deposit balances which have increased modestly by $3.6 million during this same period. The Company is pleased that there has been $9.7 million of growth in average non-interest bearing demand deposit accounts whose balances have grown by 7.7% since the third quarter of 2010. The Company believes that continued uncertainties in the economy have contributed to growth in deposits as consumers and businesses have looked for safety and liquidity in well capitalized community banks like AmeriServ Financial.

Both net interest income and the net interest margin were negatively impacted by reduced loan balances. Specifically, total loans averaged $663 million in the third quarter of 2011, a decrease of $31 million or 4.5% from the third quarter of 2010. The lower balances reflect the results of the Company’s focus on reducing its commercial real estate exposure and problem loans during this period. However, total loan balances appear to have bottomed in the first quarter of 2011. Loans have increased by $23 million over the past two quarters reflecting the successful results of the Company’s more intensive calling efforts. The Company has strengthened its excellent liquidity position by reinvesting excess cash in high quality investment securities and short-term investments whose average balance has increased by $32 million over this same period.

COMPONENT CHANGES IN NET INTEREST INCOME Regarding the separate components of net interest income, the Company’s total interest income for the third quarter of 2011 decreased by $568,000 or 5.1% when compared to the same 2010 quarter. This decrease was due to a 34 basis point decline in the earning asset yield to 4.77%. Within the earning asset base, the yield on the total loan portfolio decreased by 16 basis points to 5.28% while the yield on total investment securities dropped by 27 basis points to 3.21%. New investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing. Also, this asset mix shift with fewer dollars invested in loans and more dollars invested in lower yielding short duration investment securities also negatively impacts the earning asset yield. Improved commercial loan pipelines suggest that the Company may be able to grow the loan portfolio in the fourth quarter of 2011.

The Company’s total interest expense for the third quarter of 2011 decreased by $663,000 or 21.8% when compared to the same 2010 quarter. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 34 basis points to 1.34%. Management’s decision to reduce interest rates paid on all deposit categories has not had any negative impact on deposit growth as consumers have sought the safety and liquidity provided by well-capitalized community banks like AmeriServ Financial. This decrease in funding costs was aided by a drop in interest expense associated with a $10.8 million decrease in the volume of interest bearing liabilities. Specifically, the average balance of all FHLB borrowings declined by $4.8 million, and was combined with a $6.0 million decrease in interest bearing deposits. The Company replaced these interest bearing liabilities with non-interest bearing demand deposits which increased by $9.7 million.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2011 and September 30, 2010 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended September 30 (In thousands, except percentages)

	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$663,230	$8,895	5.28%	$694,432	$9,600	5.44%
Interest bearing deposits	9,861	4	0.16	1,781	—	0.02
Short-term investment in money market funds	3,547	2	0.24	5,075	5	0.40
Federal funds sold	—	—	—	6,184	2	0.12
Investment securities – AFS	189,481	1,499	3.16	158,553	1,354	3.41
Investment securities – HTM	9,747	99	4.06	9,339	107	4.65

Total investment securities	199,228	1,598	3.21	167,892	1,461	3.48

Total interest earning assets/interest income	875,866	10,499	4.77	875,364	11,068	5.11
Non-interest earning assets:
Cash and due from banks	16,228			14,889
Premises and equipment	10,535			10,645
Other assets	79,342			80,888
Allowance for loan losses	(17,032)			(21,173)

TOTAL ASSETS	$964,939			$960,613

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$59,099	$35	0.24%	$59,014	$30	0.20%
Savings	83,280	64	0.30	79,038	79	0.40
Money markets	193,921	272	0.56	187,563	410	0.87
Other time	346,639	1,667	1.91	363,327	2,149	2.35

Total interest bearing deposits	682,939	2,038	1.18	688,942	2,668	1.54
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	227	1	0.64	1,258	2	0.69
Advances from Federal Home Loan Bank	9,715	55	2.29	13,434	87	2.57
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57

Total interest bearing liabilities/interest expense	705,966	2,374	1.34	716,719	3,037	1.68
Non-interest bearing liabilities:
Demand deposits	134,767			125,117
Other liabilities	11,634			10,624
Shareholders’ equity	112,572			108,153

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$964,939			$960,613

Interest rate spread			3.43			3.43
Net interest income/Net interest margin		8,125	3.68%		8,031	3.70%
Tax-equivalent adjustment		(7)			(8)

Net Interest Income		$8,118			$8,023

PROVISION FOR LOAN LOSSES The improvements in asset quality evidenced by lower levels of non-performing assets and classified loans allowed the Company to reverse a portion of the allowance for loan losses into earnings in 2011 while still increasing the coverage ratio. During the first nine months of 2011, total non-performing assets decreased by $9.0 million or 62.8% to $5.3 million or 0.80% of total loans as a result of successful resolution efforts. Classified loans rated substandard or doubtful also dropped by $13.1 million or 33.1% during this same period. As a result of this improvement, the Company recorded a negative provision for loan losses of $550,000 in the third quarter of 2011 compared to a $1.0 million provision in the third quarter of 2010. Actual credit losses realized through net charge-offs have also declined sharply in 2011. For the third quarter of 2011, net charge-offs totaled $339,000 or 0.20% of total loans which represents a decrease from the third quarter of 2010 when net charge-offs totaled $984,000 or 0.56% of total loans. When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, non-performing asset loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends. In summary, the allowance for loan losses provided 301% coverage of non-performing loans at September 30, 2011, compared to 145% of non-performing loans at December 31, 2010.

NON-INTEREST INCOME Non-interest income for the third quarter of 2011 totaled $3.5 million; a modest increase of $11,000 or 0.3% from the third quarter 2010 performance. Factors contributing to this higher level of non-interest income in 2011 included:

•	a $213,000 increase in trust fees as our wealth management and fiduciary businesses benefited from the implementation of new fee schedules in 2011.

•

a $92,000 decrease in gains realized on residential mortgage loan sales into the secondary market due to a reduced level of mortgage refinancing in the third quarter of 2011 when compared to the prior year.

•

a $103,000 decrease in other income due to reduced revenue on fixed annuity sales, fewer letter of credit fees and a $26,000 loss realized on the sale of an other real estate owned property in the third quarter of 2011.

NON-INTEREST EXPENSE Non-interest expense for the third quarter of 2011 totaled $9.9 million and increased by $108,000 or 1.1% from the prior year’s third quarter. Factors contributing to the higher non-interest expense in 2011 included:

•	a $287,000 increase in salaries and employee benefits expense due to increased medical insurance costs, higher pension expense and greater incentive compensation expense.

•	a $168,000 decrease in FDIC expense due to a change in the assessment methodology that benefitted community banks and improvements in our own key asset quality metrics.

NINE MONTHS ENDED SEPTEMBER 30, 2011 VS. NINE MONTHS ENDED SEPTEMBER 30, 2010

PERFORMANCE OVERVIEW The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Net income	$4,767	$168
Diluted earnings (loss) per share	0.17	(0.03)
Return on average assets (annualized)	0.66%	0.02%
Return on average equity (annualized)	5.81%	0.21%

The Company reported net income of $4.8 million or $0.17 per diluted common share for the first nine months of 2011. This represents an increase of $4.6 million over the net income of $168,000 or ($0.03) per diluted share reported for the same nine month period in 2010. Continued improvements in asset quality were a key factor causing our increased earnings in the first nine months of 2011. This positive item was partially offset by a decline in net interest income attributed primarily to lower loan balances and lower non-interest income resulting from the Company’s decision to realize an investment security loss in order to position the portfolio for higher future yields. Earnings were also negatively impacted by moderately higher non-interest expenses and increased income tax expense due to the Company’s improved profitability. Diluted earnings per share were impacted by the preferred dividend requirement and the accretion of the preferred stock discount on the CPP preferred stock which amounted to $1.1 million and reduced the amount of net income available to common shareholders.

NET INTEREST INCOME AND MARGIN The following table compares the Company’s net interest income performance for the first nine months of 2011 to the first nine months of 2010 (in thousands, except percentages):

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	$ Change	% Change
Interest income	$31,618	$33,975	$(2,357)	(6.9)%
Interest expense	7,448	9,623	(2,175)	(22.6)

Net interest income	$24,170	$24,352	$(182)	(0.7)

Net interest margin	3.70%	3.77%	(0.07)	N/M

N/M - not meaningful

The Company’s net interest income in the first nine months of 2011 decreased by $182,000 or 0.7% from the prior year’s first nine months. The Company’s first nine months 2011 net interest margin of 3.70% was seven basis points lower than the 2010 first nine months margin of 3.77%. Reduced loan balances were the primary factor causing the drop in both net interest income and net interest margin between the first nine month periods. Specifically, total loans averaged $658 million in the first nine months of 2011, a decrease of $47 million or 6.7% from the first nine months of 2010. The Company has strengthened its excellent liquidity position by electing to reinvest these net loan paydowns in high quality investment securities and short-term investments whose average balance has increased by $47 million over this same period.

Careful management of funding costs has allowed the Company to mitigate a significant portion of the drop in interest revenue during the past twelve months. Specifically, interest expense has declined by $2.2 million since the first nine months of 2010 due to reduced deposit costs and a lower borrowed funds position. This reduction in deposit costs has not impacted average deposit balances which have increased by $14 million or 1.8% during this same period.

COMPONENT CHANGES IN NET INTEREST INCOME Regarding the separate components of net interest income, the Company’s total interest income for the first nine months of 2011 decreased by $2.4 million or 6.9% when compared to the same 2010 period. This decrease was due to a 43 basis point decline in the earning asset yield to 4.85% and a modest $587,000 drop in average earning assets between periods due to the previously mentioned decline in loans. Investment securities and short-term investments have grown over this period but not enough to absorb the overall decline in total loans. Within the earning asset base, the yield on the total loan portfolio decreased by 17 basis points to 5.39% while the yield on total investment securities dropped by 44 basis points to 3.24%. New investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing. Also, this asset mix shift with fewer dollars invested in loans and more dollars invested in lower yielding short duration investment securities also negatively impacts the earning asset yield.

The Company’s total interest expense for the first nine months of 2011 decreased by $2.2 million or 22.6% when compared to the same 2010 period. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 38 basis points to 1.41%. Management’s decision to reduce interest rates paid on all deposit categories has not had any negative impact on deposit growth as consumers have sought the safety and liquidity provided by well-capitalized community banks like AmeriServ Financial. This decrease in funding costs was aided by a drop in interest expense associated with an $11.8 million decrease in the volume of interest bearing liabilities. Specifically, the average balance of all FHLB borrowings declined by $14.1 million, but was partially offset by a $2.3 million increase in interest bearing deposits. Additionally, the Company’s funding mix also benefited from an $11.8 million increase in non-interest bearing demand deposits. Overall, in 2011 the Company was able to further reduce its use of borrowings as a funding source as wholesale borrowings averaged only 1.0% of total assets.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended September 30, 2011 and September 30, 2010. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 31.

Nine months ended September 30 (In thousands, except percentages)

	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$658,442	$26,798	5.39%	$705,656	$29,621	5.56%
Interest bearing deposits	4,546	4	0.09	1,785	1	0.09
Short-term investment in money market funds	3,451	7	0.27	4,301	12	0.39
Federal funds sold	7,784	7	0.11	3,754	4	0.09
Investment securities – AFS	189,145	4,527	3.19	148,053	4,029	3.63
Investment securities – HTM	9,435	298	4.21	9,841	333	4.51

Total investment securities	198,580	4,825	3.24	157,894	4,362	3.68

Total interest earning assets/interest income	872,803	31,641	4.85	873,390	34,000	5.28
Non-interest earning assets:
Cash and due from banks	15,598			14,952
Premises and equipment	10,504			10,011
Other assets	79,323			80,141
Allowance for loan losses	(18,309)			(21,347)

TOTAL ASSETS	$959,919			$957,147

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$57,143	$94	0.22%	$58,247	$120	0.27%
Savings	81,241	201	0.33	77,701	324	0.56
Money markets	190,642	835	0.59	186,229	1,307	0.94
Other time	352,643	5,308	2.01	357,165	6,677	2.50

Total interest bearing deposits	681,669	6,438	1.26	679,342	8,428	1.66
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	507	3	0.67	2,963	15	0.67
Advances from Federal Home Loan Bank	9,729	167	2.30	21,419	340	2.12
Guaranteed junior subordinated deferrable interest debentures	13,085	840	8.57	13,085	840	8.57

Total interest bearing liabilities/interest expense	704,990	7,448	1.41	716,809	9,623	1.79
Non-interest bearing liabilities:
Demand deposits	133,465			121,712
Other liabilities	11,691			11,290
Shareholders’ equity	109,773			107,336

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$959,919			$957,147

Interest rate spread			3.44			3.49
Net interest income/Net interest margin		24,193	3.70%		24,377	3.77%
Tax-equivalent adjustment		(23)			(25)

Net Interest Income		$24,170			$24,352

PROVISION FOR LOAN LOSSES The improvements in asset quality evidenced by lower levels of non-performing assets and classified loans allowed the Company to reverse a portion of the allowance for loan losses into earnings in 2011 while still increasing the coverage ratio. During the first nine months of 2011, total non-performing assets decreased by $9.0 million or 62.8% to $5.3 million or 0.80% of total loans as a result of successful resolution efforts. Classified loans rated substandard or doubtful also dropped by $13.1 million or 33.1% during this same period. As a result of this improvement, for the nine month period in 2011 the negative provision has amounted to $2.3 million compared to a $5.3 million provision in the first nine months of 2010. Actual credit losses realized through net charge-offs have also declined sharply in 2011. For the first nine months of 2011, net charge-offs totaled $1.4 million or 0.28% of total loans which represents a decrease from the first nine months of 2010 when net charge-offs totaled $4.2 million or 0.79% of total loans. The allowance for loan losses was 2.41% of total loans at September 30, 2011, compared to 2.91% of total loans at December 31, 2010.

NON-INTEREST INCOME Non-interest income for the first nine months of 2011 totaled $10.1 million; a decrease of $118,000 or 1.2% from the first nine months 2010 performance. Factors contributing to this lower level of non-interest income in 2011 included:

•

a $358,000 loss realized on the sale of $16.5 million of investment securities in the first quarter of 2011 compared to a net security gain of $157,000 in the first nine months of 2010. The Company took advantage of a steeper yield curve in 2011 to position the investment portfolio for better future earnings by selling some of the lower yielding, longer duration securities in the portfolio and replacing them with higher yielding securities with a shorter duration.

•

a $602,000 or 12.8% increase in trust and investment advisory fees as our wealth management businesses benefited from the implementation of new fee schedules and higher equity values in the first half of 2011.

•	a $111,000 or 14.4% decrease in Bank Owned Life Insurance revenue due to a reduced yield on the product in the lower interest rate environment.

•

an $87,000 decline in deposit service charges due to a reduced volume of overdraft fees. Customers have maintained higher balances in their checking accounts which have resulted in fewer overdraft fees in 2011. Additionally, deposit service charges were negatively impacted by provisions in the Dodd-Frank legislation which took effect in mid-2010 and were designed to limit customer overdraft fees on debit card transactions.

NON-INTEREST EXPENSE Non-interest expense for the first nine months of 2011 totaled $29.7 million and increased by $354,000 or 1.2% from the prior year’s first nine months. Factors contributing to the higher non-interest expense in 2011 included:

•	a $926,000 or 5.8% increase in salaries and employee benefits expense due to increased medical insurance costs, higher pension expense and greater incentive compensation expense.

a $184,000 increase in occupancy expense due to the rental and occupancy costs associated with a new State College branch location and higher utilities expense.

•	a $376,000 decrease in professional fees in the first nine months of 2011 due to reduced legal fees, recruitment costs, and lower consulting expenses in the Trust Company.

•

a $357,000 decrease in other expense due to a reduction in costs associated with the reserve for unfunded loan commitments and lower telephone expense resulting from the implementation of technology enhancements.

INCOME TAX EXPENSE The Company recorded an income tax expense of $2.1 million or an effective tax rate of approximately 31% in the first nine months of 2011. This compares to an income tax benefit of $189,000 recorded in the first nine months of 2010 due to the pretax loss in last year’s first nine months. The Company’s only significant source of tax free income is earnings from bank owned life insurance. The Company’s deferred tax asset was $12.4 million at September 30, 2011 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

SEGMENT RESULTS Retail banking’s net income contributions were $774,000 and $1.4 million in the third quarter and first nine months of 2011 compared to $458,000 and $952,000 for the same comparable periods of 2010. The improved performance in 2011 is due to increased net interest income generated on the higher level of deposits and a lower provision for loan losses. These positive items more than offset reduced revenue from overdraft fees and deposit service charges.

The commercial banking segment reported net income contributions of $1.4 million and $5.0 million in the third quarter and first nine months of 2011 compared to net income of $192,000 for the first third quarter of 2010 and a net loss of $614,000 for the first nine months of 2010. The increased earnings in 2011 were caused primarily by a reduced provision for loan losses due to the previously discussed improvement in our asset quality.

The trust segment’s net income contribution in the third quarter amounted to $179,000 and $624,000 for the first nine months of 2011 compared to $95,000 and $164,000 for the same 2010 periods. The increase in net income reflected higher revenue as our wealth management businesses benefitted from the implementation of new fee schedules and increased equity values in the first half of 2011. This segment also benefitted from a decline in expenses particularly within our investment advisory subsidiary as a result of staff reductions.

The investment/parent segment reported net losses of $830,000 in the third quarter and $2.2 million for the first nine months of 2011 compared to the net losses of $136,000 for the third quarter and $334,000 for the first nine months of 2010. The weaker performance in 2011 reflects the previously mentioned $358,000 loss realized on the sale of $17 million of investment securities in the first nine months of 2011 to position the portfolio for better future earnings. Also, declining yields in the investment securities portfolio have negatively impacted this segment.

BALANCE SHEET The Company’s total consolidated assets were $973 million at September 30, 2011, which was up by $24.5 million or 2.6% from the $949 million level at December 31, 2010. The increase was due to higher investment security balances as this line item increased by $23 million reflecting the Company’s strong liquidity position and the reinvestment of net loan pay-offs into this category. The Company’s loans and loans held for sale declined by $11 million or 1.6% as a result of net portfolio run-off since year-end predominantly in the commercial real estate loan category. Cash and cash equivalents also grew by $16.8 million as funds from a buildup in demand deposits have predominantly been invested in short-term instruments. The Company’s net deferred tax asset declined by $3.7 million as the Company’s improved profitability resulted in the utilization of net operating loss carryforwards.

The Company’s deposits totaled $827 million at September 30, 2011, which was $26.1 million or 3.3% higher than December 31, 2010, due to an increase in both demand deposits and money market account balances. As a result of this deposit growth, we were able to reduce total FHLB borrowings by $4.6 million during the first nine months of 2011 and these borrowings now represent only 1.0% of total assets. The Company’s total shareholders’ equity has increased by $7.1 million since year-end 2010 mainly due to the Company’s improved profitability, net of preferred stock dividend payments, in the first nine months of 2011. Equity also benefitted from improved value of the available for sale investment portfolio which favorably impacted other comprehensive income. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 17.31%, and an asset leverage ratio of 11.70% at September 30, 2011. The Company’s book value per common share was $4.39, its tangible book value per common share was $3.80, and its tangible common equity to tangible assets ratio was 8.38% at September 30, 2011.

LOAN QUALITY The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	September 30, 2011	December 31, 2010	September 30, 2010

Total loan delinquency (past due 30 to 89 days)	$3,298	$2,791	$2,260
Total non-accrual loans	5,027	12,289	15,715
Total non-performing assets including TDR*	5,344	14,364	25,499
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.49%	0.41%	0.32%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	0.75	1.81	2.25
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.80	2.12	3.64
Non-performing assets as a percentage of total assets	0.58	1.51	2.65
Total classified loans (loans rated substandard or doubtful)	$26,529	$39,627	$47,484

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company continued to realize meaningful asset quality improvements in the first nine months of 2011. These improvements are evidenced by reduced levels of non-performing assets and classified loans and low loan delinquency levels that continue to be well below 1% of total loans. Specifically, there was a significant $20 million or 79% decrease in non-performing assets during the past 12 months. Only $2.4 million of this decline in non-performing assets related to actual loan losses realized through net charge-offs. The majority of the drop was due to successful workout efforts on problem commercial and commercial real-estate loans. Classified loans, while declining in recent periods, are still relatively high by longer term historical standards. This is due to the downgrade of the rating classification of several commercial loans that are experiencing operating weakness in the weak economy but are still performing. We continue to closely monitor the portfolio given the uncertainty in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2011, the 25 largest credits represented 33% of total loans outstanding.

ALLOWANCE FOR LOAN LOSSES The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30, 2011	December 31, 2010	September 30, 2010
Allowance for loan losses	$16,069	$19,765	$20,753
Allowance for loan losses as a percentage of each of the following:
total loans and loans held for sale, net of unearned income	2.41%	2.91%	2.97%
total delinquent loans (past due 30 to 89 days)	487.23	708.17	918.27
total non-accrual loans	319.65	160.83	132.06
total non-performing assets	300.92	137.60	81.39

The Company has reversed a portion of the allowance for loan losses into earnings in 2011 due to the previously discussed improvement in asset quality. As a result, the balance in the allowance for loan losses has declined but the Company has been able to strengthen its coverage of non-accrual loans and non-performing assets as indicated in the above table.

LIQUIDITY The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past three years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to either fund loan growth or paydown borrowings. We strive to operate our loan to deposit ratio in a range of 85% to 95%. At September 30, 2011, the Company’s loan to deposit ratio was 80.7% which is below our targeted range and reflects our strong liquidity position as well as limited loan demand in the continued weak economy. Given recent improvements in commercial loan pipelines and increased consumer loan fundings, we expect that total loans may grow in the fourth quarter of 2011.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $16.8 million from December 31, 2010, to September 30, 2011, due to $10.3 million of cash provided by operating activities and $19.4 million of cash provided by financing activities. This was partially offset by $12.9 million of cash used by investing activities. Within investing activities, cash used for new investment security purchases exceeded maturities and sales by $20.0 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $107.1 million and was $6.3 million lower than the $113.4 million of cash received from loan principal payments and sales. Within financing activities, deposits increased by $24.8 million, which was used to pay down short-term borrowings by $4.6 million and provide cash for short-term investments.

The holding company had $15.5 million of cash, short-term investments, and securities at September 30, 2011, which was down $1.2 million from the year-end 2010 total. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At September 30, 2011, our subsidiary Bank had $3.3 million of cash available for immediate dividends to the holding company under the applicable regulatory formulas. As such, the holding company has ample liquidity to meet its trust preferred debt service requirements and preferred stock dividends, which approximate $2.1 million annually.

CAPITAL RESOURCES On August 11, 2011, the Company received $21 million from the Small Business Lending Fund (SBLF). The SBLF is a voluntary program sponsored by the US Treasury that encourages small business lending by providing capital to qualified community banks at favorable rates. The initial interest rate on the SBLF funds will be 5% and may be decreased to as low as 1% if growth thresholds are met for outstanding small business loans. The Company used the SBLF proceeds to repurchase $21 million of outstanding preferred shares issued under the TARP Capital Purchase Program. We also repurchased from the US Treasury the stock purchase warrant associated with the TARP Capital Purchase Program for $825,000 on November 2, 2011.

The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.70% and the risk based capital ratio was 17.31% at September 30, 2011. The Company’s tangible common equity to tangible assets ratio was 8.38% at September 30, 2011. We anticipate that we will maintain our strong capital ratios during the fourth quarter of 2011. Capital generated from earnings will be utilized to repurchase the warrant associated with the TARP CPP program, pay the SBLF preferred dividend, and begin the initial phase of a common stock buyback program.

INTEREST RATE SENSITIVITY The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The interest rate scenarios in the table compare the Company’s base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate interest rate changes of 100 and 200 basis points. Note that we suspended the 200 basis point downward rate shock since it has little value due to the absolute low level of interest rates. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s existing balance sheet that was developed under the flat interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	8.0%	13.4%
100bp increase	5.7	10.2
100bp decrease	(6.8)	(14.5)

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

OFF BALANCE SHEET ARRANGEMENTS The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $114.3 million and standby letters of credit of $11.1 million as of September 30, 2011. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, goodwill, income taxes, and investment securities are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $13.0 million, or 81%, of the total allowance for credit losses at September 30, 2011 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Core deposit intangibles that have a finite life are amortized over their useful life. As of September 30, 2011, all core deposit intangibles for the Company had been fully amortized.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of September 30, 2011, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At September 30, 2011, all of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies, the US Treasury or government sponsored agencies. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

FORWARD LOOKING STATEMENT

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

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of the M.D. & A.

Item 4 CONTROLS AND PROCEDURES (a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2011, are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011, exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011.

3.2	Bylaws, as amended and restated on December 17, 2009, Exhibit 3.2 to the Form 8-K filed December 23, 2009.

15.1	Report of S.R. Snodgrass, A.C. regarding unaudited interim financial statement information.

15.2	Awareness Letter of S.R. Snodgrass, A.C.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Consolidated Financial Statements (unaudited).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: November 10, 2011	/s/ Glenn L. Wilson
Glenn L. Wilson
President and Chief Executive Officer

Date: November 10, 2011	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President and Chief Financial Officer