Form 10-K
period 2011-12-31
AMERISERV FINANCIAL INC /PA/
filed 2012-03-09
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☐             Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $41,356,421 as of June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 20,921,021 shares outstanding as of January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the proxy statement for the annual shareholders’ meeting are incorporated by reference in Parts II and III.

FORM 10-K INDEX

PART I

ITEM 1.	BUSINESS

GENERAL

AmeriServ Financial, Inc. (the Company) is a bank holding company organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of AmeriServ Financial Bank (the Bank) on January 5, 1983. The Company’s other wholly owned subsidiaries include AmeriServ Trust and Financial Services Company (the Trust Company), formed in October 1992, and AmeriServ Life Insurance Company (AmeriServ Life), formed in October 1987.

The Company’s principal activities consist of owning and operating its three wholly owned subsidiary entities. At December 31, 2011, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $979 million, $816 million and $112 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and risk management.

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

AMERISERV FINANCIAL BANKING SUBSIDIARY

AMERISERV FINANCIAL BANK

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 18 locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland Counties, Pennsylvania, the Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, money orders, and traveler’s checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 23 automated bank teller machines (ATMs) through its 24-Hour Banking Network that is linked with NYCE, a regional ATM network, and CIRRUS, a national ATM network. On March 7, 2007, the Bank completed the acquisition of West Chester Capital Advisors (WCCA). WCCA is a registered investment advisor and as of December 31, 2011 had $101 million in assets under management.

We believe that the Bank’s deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio. The Bank’s business is not seasonal, nor does it have any risks attendant to foreign sources. The majority of the Bank’s customer base is located within a 100 mile radius of Johnstown, Pennsylvania.

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 2011:

Headquarters	Johnstown, PA
Total Assets	$955,286
Total Investment Securities	181,902
Total Loans and Loans Held for Sale (net of unearned income)	670,847
Total Deposits	816,620
Total Net Income	7,329
Asset Leverage Ratio	9.90%
Return on Average Assets	0.78
Return on Average Equity	7.21
Total Full-time Equivalent Employees	272

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

Commercial Loans

This category includes credit extensions to commercial and industrial borrowers. Business assets, including accounts receivable, inventory and/or equipment, typically secure these credits. In appropriate instances, extensions of credit in this category are subject to collateral advance formulas. Balance sheet strength and profitability are considered when analyzing these credits, with special attention given to historical, current and prospective sources of cash flow, and the ability of the customer to sustain cash flow at acceptable levels. Our policy permits flexibility in determining acceptable debt service coverage ratios, with a minimum level of 1.1 to 1 desired. Personal guarantees are frequently required; however, as the financial strength of the borrower increases, the Bank’s ability to obtain personal guarantees decreases. In addition to economic risk, this category is impacted by the strength of the borrower’s management and industry risk, which are also considered during the underwriting process.

Commercial Loans Secured by Real Estate

This category includes various types of loans, including acquisition and construction of investment property, owner-occupied property and operating property. Maximum term, minimum cash flow coverage, leasing requirements, maximum amortization and maximum loan to value ratios are controlled by the Bank’s credit policy and follow industry guidelines and norms, and regulatory limitations. Personal guarantees are normally required during the construction phase on construction credits, and are frequently obtained on mid to smaller commercial real estate loans. In addition to economic risk, this category is subject to geographic and portfolio concentration risk, which are monitored and considered in underwriting.

Residential Real Estate — Mortgages

This category includes mortgages that are secured by residential property. Underwriting of loans within this category is pursuant to Freddie Mac/Fannie Mae underwriting guidelines, with the exception of Community Reinvestment Act (CRA) loans, which exhibit more liberal standards. The major risk in this category is that a significant downward economic trend would increase unemployment and cause payment default. The Bank does not and has never engaged in subprime residential mortgage lending.

Consumer Loans

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

Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair market value of the Company’s investment portfolio as of the periods indicated:

Investment securities available for sale at:

	AT DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS)
U.S. Agency	$10,689	$15,956	$12,342
U.S. Agency mortgage-backed securities	165,484	145,727	116,088

Total cost basis of investment securities available for sale	$176,173	$161,683	$128,430

Total fair value of investment securities available for sale	$182,923	$164,811	$131,272

Investment securities held to maturity at:

	AT DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS)
U.S. Treasury	$—	$—	$3,009
U.S. Agency mortgage-backed securities	9,280	6,824	7,602
Other securities	3,000	1,000	1,000

Total cost basis of investment securities held to maturity	$12,280	$7,824	$11,611

Total fair value of investment securities held to maturity	$12,914	$8,267	$11,996

DEPOSITS AND OTHER SOURCES OF FUNDS

Deposits

The Bank has a loyal core deposit base made up of traditional commercial bank products that exhibits little fluctuation, other than jumbo certificates of deposits (CDs), which demonstrate some seasonality. The Company also utilizes certain Trust Company specialty deposits related to the ERECT Fund as a funding source which serve as an alternative to wholesale borrowings and can exhibit some degree of volatility.

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:

	AT DECEMBER 31,
	2011		2010		2009
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$135,298	—%	$122,963	—%	$114,473	—%
Interest bearing	57,784	0.22	58,118	0.30	62,494	0.41
Savings	81,490	0.31	77,381	0.51	72,350	0.73
Money market	193,536	0.56	186,560	0.87	169,823	1.44
Other time	348,915	1.97	358,472	2.44	343,841	2.88

Total deposits	$817,023	1.02	$803,494	1.36	$762,981	1.72

Loans

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2011	2010	2009	2008	2007
	(IN THOUSANDS)
Commercial	$83,124	$78,322	$96,158	$110,197	$118,936
Commercial loans secured by real estate(1)	350,224	370,375	396,787	353,870	285,115
Real estate-mortgage(1)	212,669	203,323	207,221	218,928	214,839
Consumer	18,172	19,233	19,619	23,804	16,676

Loans	664,189	671,253	719,785	706,799	635,566
Less: Unearned income	452	477	671	691	471

Loans, net of unearned income	$663,737	$670,776	$719,114	$706,108	$635,095

(1)	For each of the periods presented beginning with December 31, 2011, real estate-construction loans constituted 1.9%, 3.9%, 6.8%, 6.2% and 5.5% of the Company’s total loans, net of unearned income, respectively.

Non-performing Assets

The following table presents information concerning non-performing assets:

	AT DECEMBER 31,
	2011	2010	2009	2008	2007
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial	$—	$3,679	$3,375	$1,128	$3,553
Commercial loans secured by real estate	3,870	6,731	11,716	484	225
Real estate-mortgage	1,205	1,879	2,025	1,765	1,460

Total	5,075	12,289	17,116	3,377	5,238

Other real estate owned:
Commercial loans secured by real estate	20	436	871	701	—
Real estate-mortgage	104	302	350	494	42

Total	124	738	1,221	1,195	42

Total restructured loans not in non-accrual (TDR)	—	1,337	—	—	—

Total non-performing assets including TDR	$5,199	$14,364	$18,337	$4,572	$5,280

Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.77%	2.12%	2.53%	0.65%	0.83%

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of (1) fair value minus estimated costs to sell, or (2) carrying cost. The Company had no loans past due 90 days or more for the periods presented.

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

	YEAR ENDED DECEMBER 31,
	2011	2010	2009	2008	2007
	(IN THOUSANDS)
Interest income due in accordance with original terms	$376	$1,086	$553	$198	$215
Interest income recorded	(167)	(458)	(75)	—	(24)

Net reduction in interest income	$209	$628	$478	$198	$191

Secondary Market Activities

The Residential Lending department of the Company continues to originate one-to-four family mortgage loans for customers, some of which are sold to outside investors in the secondary market and some of which are retained for the Bank’s portfolio. Mortgages sold on the secondary market are sold to investors on a “flow” basis; mortgages are priced and delivered on a “best efforts” pricing basis, with servicing released to the investor. Fannie Mae/Freddie Mac guidelines are used in underwriting all mortgages with the exception of a limited amount of CRA loans. Mortgages with longer terms, such as 20-year, 30-year, FHA, and VA loans, are usually sold. The remaining production of the department includes construction, adjustable rate mortgages, 10-year, 15-year, and bi-weekly mortgages. These loans are usually kept in the Bank’s portfolios, although during periods of low interest rates 15-year loans are typically sold into the secondary market.

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES

AMERISERV TRUST AND FINANCIAL SERVICES COMPANY

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. As one of the larger providers of trust and investment management products and services between Pittsburgh and Harrisburg, AmeriServ Trust and Financial Services Company is committed to delivering personalized, professional service to its clients. Its staff of approximately 51 professionals administers assets valued at approximately $1.4 billion that are not recognized on the Company’s balance sheet at December 31, 2011. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. This segment also includes financial services which include the sale of mutual funds, annuities, and insurance products. The Wealth management business also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The BUILD funds are in the process of liquidation. At December 31, 2011, the Trust Company had total assets of $3.9 million and total shareholder’s equity of $3.3 million. In 2011, the Trust Company contributed earnings to the corporation as its gross revenue amounted to $6.6 million and the net income contribution was $713,000. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

AMERISERV LIFE

AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company’s market area. Operations of AmeriServ Life are conducted in each office of the Company’s banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Pennsylvania Insurance Department, and the Board of Governors of the Federal Reserve (the Federal Reserve). At December 31, 2011, AmeriServ Life had total assets of $553,000 and total stockholders’ equity of $545,000.

MONETARY POLICIES

Commercial banks are affected by policies of various regulatory authorities including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve are: open market operations in U.S. Government securities, changes in the federal funds rate and discount rate on member bank borrowings, and changes in reserve requirements on bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rate charges on loans or interest paid for deposits. The monetary policies of the Federal Reserve have had, and will continue to have, a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

COMPETITION

Our subsidiaries face strong competition from other commercial banks, savings banks, credit unions, savings and loan associations, and other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions which are substantially larger and have greater financial resources than the Bank and the Trust Company. As the financial services industry continues to consolidate, the scope of potential competition affecting our subsidiaries will also increase. Brokerage houses, consumer finance companies, insurance companies, and pension trusts are important competitors for various types of financial services. In addition, personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals.

MARKET AREA & ECONOMY

Domestic expansion remains upbeat showing signs of stronger business and consumer confidence, lower unemployment insurance claims and higher housing starts. The unemployment rate improved between years from 9.4% in December 2010 to 8.5% in December 2011. However, the overhang of household debt and excess housing supply, coupled with fiscal contraction, we expect, should keep the domestic expansion modest in 2012. Most economists believe that the payroll tax cut and emergency unemployment insurance benefits will be extended for all of 2012 to avoid hitting the economy with an extra drag. Domestic policy uncertainty will remain very high throughout the year damaging business and consumer willingness to spend and take risks.

The Federal Reserve is in a holding pattern for now, but bias is towards additional stimulus. Consistent with its statutory dual mandate of fostering maximum employment and price stability and to support a stronger economic recovery, the Federal Reserve expects to maintain a highly accommodative stance for monetary policy. In particular, the Federal Open Market Committee (FOMC), at its January 2012 meeting decided to keep the target range for the federal funds rate at 0 to 1/4 percent and expects that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. The Federal Reserve is expected to continue their efforts to keep long term yields down and maintain the flatter yield curve resulting from Operation Twist that was executed in 2011. The flattened yield curve will continue to present margin compression issues for banks and strategic challenges to price products effectively.

While the Federal Reserve expects economic growth over coming quarters to be modest and consequently anticipates that the unemployment rate will decline only gradually, strains in global financial markets continue to pose significant downside risks to the economic outlook. The Federal Reserve also anticipates that over the coming quarters, inflation will run at levels at or below their formally adopted inflation target of 2.0%, as measured by the personal consumption expenditure index. The Federal Reserve’s forecast for GDP growth in 2012 is to range from 2.2 to 2.7%. If the recovery were to continue to be modest, the unemployment rate continues to slowly fall, and inflation remain moderate, there would be a very strong case for more expansionary policy.

The GDP forecast is a bit faster than the 1.7% pace in 2011. Consumers are finally beginning to spend after four years of saving more to restore wealth lost in the housing crash and the 2008 stock market drop. Job creation is picking up, and businesses are investing in new equipment to expand production after several years of slowly increasing production to work off spare capacity. Unfortunately, growth isn’t accelerating as it normally does in a recovery. The economy grew at an annual rate of 2.8% in the last quarter of 2011. A strong sustained recovery still is not under way, more than two years after the end of the Great Recession.

The economy in Cambria and Somerset Counties at the end of 2011 produced seasonally adjusted unemployment rates of 7.8% and 8.0%, respectively, as compared to national and state rates of 8.5% and 7.6%. Local markets continue to be negatively impacted by the slow economic conditions that exist in the national economy but are following the national trend of modest improvement. However, the continued difficulties being experienced by small and medium businesses nationally are also being experienced locally. Johnstown, PA, where AmeriServ Financial, Inc is headquartered, is a leader in technology and continues to have a cost of living that is lower than the national average. The local labor force fluctuated in a very narrow range comparing closely to recent year levels. As of December 31, 2011, total nonfarm jobs in Johnstown MSA were 700 above the December 2010 level with gains coming primarily from education and health services while all other categories demonstrated little change. The unemployment rate fluctuated between 7.4% and 9.3% during 2011. In the recent past, work on defense projects has contributed to economic growth in the region. However, a change in leadership due to the passing of a long time influential Congressman as well as congressional redistricting based upon the 2010 census continues to create cause for concern about the continued positive impact from the defense industry. Local loan demand did improve significantly in 2011 and is projected to remain good in 2012.

Economic conditions are stronger in the State College market and have demonstrated the same modest improvement experienced in the national economy. The unemployment rate for State College MSA reached 4.9%

late in 2011, which represents a 1.3% improvement over the 2010 average and remains the lowest of all regions in the Commonwealth. Seasonally adjusted total nonfarm jobs for the MSA increased by 1,000 since December 2010.

The Company will enter new markets in 2012 with the opening of loan production offices in Harrisburg in Dauphin County, Pennsylvania, Altoona in Blair County, Pennsylvania and Hagerstown in Washington County, Maryland. Harrisburg is the metropolitan center for some 400 communities. Its economy and more than 6,900 businesses are diversified with a large representation of service-related industries (especially health) and growing technological industry to accompany the dominant government field inherent to being the state’s capital. The largest employer, state government, provides stability to the economy and attracts attendant services. Excellent roads and rail transportation contribute to the city’s prominence as a center for trade, warehousing, and distribution. The unemployment rate decreased from a 2010 average of 7.8% to 6.8% late in 2011 in the Harrisburg-Carlisle MSA region. Hagerstown and Washington County, Maryland, offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It also offers an affordable cost of doing business and living located an hour from the Washington, D.C./Baltimore regions, but with much lower costs. While exhibiting a higher unemployment rate, the Hagerstown, MD-Martinsburg, WV MSA also improved from a 10.0% average in 2010 to 8.0% late in 2011.

Altoona is the business center of Blair County, Pennsylvania with a strong retail, government and manufacturing base. It serves as the headquarters for Sheetz Corporation which ranks 82nd on Forbes list of the top privately owned companies. In addition to being located adjacent to interstate 99 and a major highway system, Altoona also has easy access to rail and air transportation. It is ranked 14th in Inc. Magazine’s best small markets to do business. There are 500 acres of rail served properties available for relocation or expansion. The unemployment rate in the Altoona MSA declined from a 7.7% average in 2010 to 6.5% at the end of 2011.

In the near future, the Pennsylvania economy has the opportunity to become a leading producer of shale gas. The Marcellus Shale, which underlies a vast majority of the state, is the largest unconventional natural gas reserve in the world. There is enormous economic potential for Pennsylvania to take advantage of this reserve as new drilling techniques have unlocked vast resources previously impossible to reach. The industry will create jobs in drilling and extraction, trucking and water treatment, gas line construction and maintenance, and in producing the materials for all of these needs. The successful development of natural gas represents one of our best opportunities to reignite Pennsylvania as a center for innovation and economic growth.

EMPLOYEES

The Company employed 372 people as of December 31, 2011, in full- and part-time positions. Approximately 190 non-supervisory employees of the Company are represented by the United Steelworkers, AFL-CIO-CLC, Local Union 2635-06. In 2009, the Company successfully negotiated a new four year labor contract with the United Steelworkers Local that will expire on October 15, 2013. The contract calls for annual wage increases of 1.5% in the first year, 2.0% in each of the second and third years, and 3.0% in the fourth year. The Company has not experienced a work stoppage since 1979. The Company is one of an estimated 13 union-represented banks nationwide.

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

As of December 31, 2011, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. A bank’s capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest, among other things, that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, the Company adopted a series of procedures to further strengthen its corporate governance practices. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company’s Code of Conduct Policy and other procedures that were previously in place. In 2005, the Company implemented and has since maintained a program designed to comply with Section 404 of the Sarbanes-Oxley Act. This program included the identification of key processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the effectiveness of key controls.

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

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

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

The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Company will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations and gives state attorney generals the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what the total impact the Dodd-Frank Act will have on community banks. However, it is expected that, at a minimum, it will increase our operating and compliance costs and could increase our interest expense.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room, located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our Internet address is http://www.ameriserv.com. We make available free of charge on http://www. ameriserv.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments from the SEC for the reporting periods presented.

ITEM 2.	PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus twelve floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 14 other locations which are owned. Nine additional locations are leased with terms expiring from January 1, 2012 to August 31, 2030.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of January 31, 2012, the Company had 3,996 shareholders of record for its common stock. The Company’s common stock is traded on the NASDAQ Global Market System under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

	PRICES		CASH DIVIDENDS DECLARED
	HIGH	LOW
Year ended December 31, 2011:
First Quarter	$2.37	$1.59	$0.00
Second Quarter	2.47	1.81	0.00
Third Quarter	2.27	1.57	0.00
Fourth Quarter	2.12	1.78	0.00
Year ended December 31, 2010
First Quarter	$2.13	$1.42	$0.00
Second Quarter	2.49	1.60	0.00
Third Quarter	1.89	1.40	0.00
Fourth Quarter	1.75	1.51	0.00

Equity Compensation Plan Information

The following table summarizes the number of shares remaining for issuance under ASRV’s outstanding stock incentive plans as of December 31, 2011.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	313,612	$3.02	800,000
Equity compensation plans not approved by security holders	0	0	0

Total	313,612	$3.02	800,000

In November 2011, the Board of Directors authorized a new program to repurchase 1.1 million common shares. The following table summarizes common share repurchase activity for the quarter ended December 31, 2011.

	Total Number of Shares	Average Price Paid Per Share	Number of Shares that may yet be Purchased
November	230,100	$2.05	829,900
December	57,300	$1.95	772,600

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2011	2010		2009		2008		2007
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$41,964	$44,831		$47,455		$47,819		$49,379
Total interest expense	9,681	12,489		15,021		18,702		25,156

Net interest income	32,283	32,342		32,434		29,117		24,223
Provision (credit) for loan losses	(3,575)	5,250		15,150		2,925		300

Net interest income after provision for loan losses	35,858	27,092		17,284		26,192		23,923
Total non-interest income	13,569	13,967		13,928		16,424		14,707
Total non-interest expense	40,037	39,697		39,157		35,637		34,672

Income (loss) before income taxes	9,390	1,362		(7,945)		6,979		3,958
Provision (benefit) for income taxes	2,853	80		(3,050)		1,470		924

Net income (loss)	$6,537	$1,282		$(4,895)		$5,509		$3,034

Net income (loss) available to common shareholders	$5,152	$121		$(6,053)		$5,474		$3,034

PER COMMON SHARE DATA:
Basic earnings (loss) per share	$0.24	$0.01		$(0.29)		$0.25		$0.14
Diluted earnings (loss) per share	0.24	0.01		(0.29)		0.25		0.14
Cash dividends declared	0.00	0.00		0.00		0.025		0.00
Book value at period end	4.37	4.07		4.09		4.39		4.07
BALANCE SHEET AND OTHER DATA:
Total assets	$979,076	$948,974		$970,026		$966,929		$904,878
Loans and loans held for sale, net of unearned income	670,847	678,181		722,904		707,108		636,155
Allowance for loan losses	14,623	19,765		19,685		8,910		7,252
Investment securities available for sale	182,923	164,811		131,272		126,781		140,582
Investment securities held to maturity	12,280	7,824		11,611		15,894		18,533
Deposits	816,420	801,216		786,011		694,956		710,439
Total borrowings	34,850	27,385		64,664		146,863		95,200
Stockholders’ equity	112,352	107,058		107,254		113,252		90,294
Full-time equivalent employees	347	348		345		353		351
SELECTED FINANCIAL RATIOS:
Return on average assets	0.68	0.13		(0.51)		0.62		0.34
Return on average total equity	5.90%	1.19%		(4.33)%		5.93%		3.51%
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	82.17	84.64		91.97		101.75		89.54
Ratio of average total equity to average assets	11.49	11.25		11.72		10.40		9.79
Common stock cash dividends as a percent of net income available to common shareholders	—	—		—		9.92		—
Interest rate spread	3.47	3.51		3.37		3.21		2.54
Net interest margin	3.72	3.79		3.72		3.64		3.06
Allowance for loan losses as a percentage of loans and loans held for sale, net of unearned income, at period end	2.18	2.91		2.72		1.26		1.14
Non-performing assets as a percentage of loans, loans held for sale and other real estate owned, at period end	0.77	2.12		2.53		0.65		0.83
Net charge-offs as a percentage of average loans and loans held for sale	0.24	0.74		0.60		0.20		0.19
Ratio of earnings to fixed charges and preferred dividends:(1)
Excluding interest on deposits	4.11X	1.49	X	(1.12	)X	3.17	X	2.60	X
Including interest on deposits	1.83	1.10		0.53		1.37		1.16
Cumulative one year interest rate sensitivity gap ratio, at period end	1.29	1.13		1.08		1.10		0.90

(1)	The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of AmeriServ Financial, Inc. (AmeriServ) should be read in conjunction with the consolidated financial statements of AmeriServ Financial, Inc. including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

2011 SUMMARY OVERVIEW:

On January 24, 2012, AmeriServ reported its financial results for the fourth quarter of 2011 and the full 12 months of the year. Net income for the fourth quarter of 2011 was $1.8 million or $0.07 per diluted share. This surpassed the fourth quarter of 2010 by 59%. The performance of the Company in this quarter marked the seventh consecutive profitable quarter going back to the second quarter of 2010. When combined with the previous three quarters of 2011, AmeriServ reported net income for the year of $6.5 million or $0.24 per diluted share. This was a net income improvement of $5.3 million or more than five times the net income of the recession plagued year of 2010.

This strong recovery from the results of both 2009 and 2010 is indeed a story worth telling and then reflecting upon. It is a well-documented fact that this nation has struggled economically since the collapse of the financial markets with the failure of Lehman Brothers in late 2008. Fortunately, the AmeriServ’s Board and management at that time crafted a conservative balance sheet and a strong capital position so as to withstand the continuing collapse of the housing market and the mushrooming unemployment figures. AmeriServ also worked to develop deep sources of liquidity since no one knew how severe or long lasting the troubled times would be. Often, it is the lending activities of community banks such as AmeriServ that are most affected by recession. Therefore, in the autumn of 2009, AmeriServ formed an Asset Quality Task Force and charged it with the responsibility for searching out troubled borrowers who might not be able to honor their financial obligations. This group met weekly and recommended a series of specific strengthening actions in regard to the loan loss reserve. Since AmeriServ had developed a strong capital base, it was able to readily provide the funds for this strengthening. But there was more. AmeriServ worked with its troubled borrowers and, during 2011, was able to reduce the total of its most troubled assets by over $9 million. This welcome event caused AmeriServ to end 2011 with a loan loss reserve that provided for its remaining non-performing assets with a coverage ratio of 281%. Such a positive result during the year enabled AmeriServ to reduce its loan loss reserve by $3.6 million, thus laying a solid foundation for improved earnings.

But 2011 was not just about improved asset quality for there was similar progress in other areas. During 2011, AmeriServ repaid its obligation under the Troubled Asset Relief Program in full and repurchased a warrant to purchase 1.3 million AmeriServ shares which had been issued to the US Treasury Department. This successful negotiation means that our share value will not be diluted by the US Treasury selling those warrants in the open market. Following careful study by the Board and management of AmeriServ, in March 2011, we also applied to participate in the Small Business Lending Fund. AmeriServ was approved to participate in August of 2011 and has positioned itself as one of only a few Pennsylvania banks recognized by the US Treasury as a participating lender to small businesses in the region. The funding for this program requires that we pay 5% per year to the US Treasury, but if we can increase our small business lending sufficiently, the US Treasury has committed to reduce our rate to as little as 1% per year. Our Commercial Banking group is busy working with small businesses in the area; in fact, in 2011 AmeriServ’s banking officer’s averaged 400 calls a month on business customers and prospects to make them aware of this plan.

In another important initiative, AmeriServ remained the largest originator of residential mortgages in Cambria County. With the exception of CRA loans, these mortgages all conform to standards set by the U. S. Government entities Fannie Mae and Freddie Mac. This is both a satisfying and profitable part of our role in the community.

There was also significant progress at our AmeriServ Trust and Financial Services subsidiary in 2011. In spite of the turmoil at home and abroad in the financial markets, this company increased its net income by 242% when compared with 2010. This surge reflected the first full year of its new leadership that came on board in 2010. But we also believe the Trust Company has rebuilt its infrastructure so that it can continue to provide needed wealth management and retirement income guidance throughout the region. During such stressful economic times, the Trust Company continues to provide its customers with safety and returns in spite of the constant headlines about the struggles of Wall Street. This wholly owned subsidiary has become a substantial part of our broad array of financial services.

Now a few thoughts about the future. It has been satisfying to detail the news about AmeriServ’s performance in 2011. We are aware that over 800 U.S. banks are still classified as troubled and it is our intent to continue to maintain a conservative balance sheet with strong capital and deep liquidity. But the goal of this Board and this management team was never mere survival. We believe that in 2011 AmeriServ began to reclaim its place among the strong community banks in Pennsylvania. But we are now pursuing the goals of our new 2012-2015 Strategic Plan to grow assets and earnings without gimmicks or speculations. This means that in 2012 we must continue to invest in the Company so that it can offer the caliber of banking services our customers demand. We are moving into the new technologies of mobile banking and virtual banking. It is an exciting time and we are glad that we now have the time and the financial strength to participate in this new world of banking.

During 2011, the Standard & Poor 500 Stock Index did not gain one dollar but the price of AmeriServ’s common stock increased by 23%. We hope this is the beginning of recognition that the performance of AmeriServ in 2011 is not a mere random event. It is our duty to continue our progress so that the value of the stock and the value of the Company can continue to increase. It is our job to leverage our newfound strengths without foolish adventures, but to also understand that a status quo approach is not acceptable.

It is difficult to not be wary given the problems that do exist. The continuing European crisis is not encouraging, the enormity of the United States debt crisis is daunting, and the gradual realization that some portion of the unemployment rate is not a result of the business cycle but is the result of structural changes in our economy which reflect technology, globalization and grievous errors by some of the world’s leaders. In times such as these, this Board and this management team pledge a continuing focus on the underlying strength of this community bank. We recognize our obligations to our shareholders and our customers and our employees. It is our hope that the events which lie ahead will be favorable so that we may concentrate on growing the Company with increasing earnings, but we will always be alert for any increase in the challenges that have been so much a part of the last few years.

PERFORMANCE OVERVIEW … The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Net income (loss)	$6,537	$1,282	$(4,895)
Diluted earnings (loss) per share	0.24	0.01	(0.29)
Return on average assets	0.68%	0.13%	(0.51)%
Return on average equity	5.90	1.19	(4.33)

The Company reported net income of $6.5 million or $0.24 per diluted common share for 2011. This represents an increase of $5.3 million from the 2010 net income of $1.3 million or $0.01 per diluted common share. A significant and sustained improvement in asset quality was an important factor contributing to our financial success in 2011. Specifically, non-performing assets and classified loans again declined as a result of our successful problem credit resolution efforts allowing the Company to reverse a portion of the allowance for loan loss into earnings in 2011 while still increasing the non-performing assets coverage ratio. The Company’s net interest income performance has been relatively stable throughout 2011. It decreased for the full year of 2011 by only $59,000, or 0.2%, when compared to the entire year of 2010. Non-interest income decreased by $398,000 or 2.8% largely due to an investment security loss of $358,000 realized in the first quarter of 2011 that resulted from a portfolio repositioning strategy. Continued focus on expense control helped contain the increase in non-interest expense to $340,000 or 0.9%. Income tax expense increased sharply by $2.8 million in 2011 due to the Company’s improved profitability. Finally, diluted earnings per share were again impacted by the $1.1 million dividend requirement on preferred stock and the $267,000 accelerated preferred stock discount accretion related to the repayment of the TARP Capital Purchase Program (TARP CPP) preferred stock which reduced the amount of net income available to common shareholders.

The Company reported net income of $1.3 million or $0.01 per diluted common share for 2010. This represented an increase of $6.2 million from the 2009 net loss of $4.9 million or $0.29 per diluted common share. Improvements in asset quality were a key factor causing our increased earnings in 2010. Proactive monitoring of our loan portfolio and problem credits allowed us to carefully adjust downward the provision for loan losses in each quarter of 2010 while still maintaining good loan loss reserve coverage ratios. Also, there was little change in total revenue in 2010 as both net interest income and non-interest income were comparable with the prior year. Non-interest expenses increased moderately in 2010 as they grew by 1.4%. Diluted earnings per share were impacted by the preferred dividend requirement on the TARP CPP preferred stock and accretion of discount on preferred stock, which amounted to $1.4 million and reduced the amount of net income available to common shareholders.

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

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$41,964	$44,831	$47,455
Interest expense	9,681	12,489	15,021

Net interest income	32,283	32,342	32,434
Net interest margin	3.72%	3.79%	3.72%

2011 NET INTEREST PERFORMANCE OVERVIEW… The Company’s net interest income performance has been relatively stable throughout 2011. For the full year of 2011, it decreased by only $59,000, or 0.2%, when compared to the entire year of 2010. The Company’s 2011 net interest margin averaged 3.72%, which was seven basis points lower than the 2010 net interest margin of 3.79%. Reduced loan balances were the primary factor causing the drop in both net interest income and net interest margin in 2011. Specifically, total loans averaged $663 million for the full year 2011, a decrease of $39 million or 5.5% from the 2010 year. The lower balances reflect the results of the Company’s focus on reducing its commercial real estate exposure and problem loans, particularly during the first half of 2011. However, total loan balances appear to have bottomed in the first quarter of 2011. Loans have increased by $26 million over the past three quarters reflecting the successful results of the Company’s more intensive sales calling efforts for commercial loans and growth in home equity loans. The Company has strengthened its excellent liquidity position by reinvesting excess cash in high quality investment securities and short-term investments whose average balance increased by $42 million in 2011. Careful management of funding costs allowed the Company to mitigate a significant portion of the drop in interest revenue during the past twelve months. Specifically, interest expense for 2011 decreased by $2.8 million due to reduced deposit costs. This reduction in deposit costs has not negatively impacted deposit balances which have increased by $15 million or 1.9% since December 31, 2010. The Company is particularly pleased with the growth achieved in non-interest bearing demand deposits in 2011 whose balances on average increased by $12 million or 10.0%.

COMPONENT CHANGES IN NET INTEREST INCOME: 2011 VERSUS 2010 … Regarding the separate components of net interest income, the Company’s total interest income in 2011 decreased by $2.9 million when compared to 2010. This decrease was due to a 42 basis point decline in the earning asset yield from 5.26% to 4.84%, partially offset by additional interest income from a $2.8 million increase in average earning assets due to an increase in investment securities. Within the earning asset base, the yield on the total loan portfolio decreased by 19 basis points from 5.58% to 5.39% while the yield on total investment securities dropped by 39 basis points from 3.54% to 3.15%. Both of these yield declines reflect the impact of the lower interest rate environment that has now been in place for over 3 years. New investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing. Also the asset mix shift with fewer dollars invested in loans and more dollars invested in lower yielding short duration investment securities also negatively impacts the earning asset yield. Overall, the decline in loans combined with deposit growth caused the Company’s loan to deposit ratio to average 81.1% in 2011 compared to 87.3% in 2010. However, improved commercial loan pipelines and the opening of several new loan production offices suggest that the Company may be able to grow the loan portfolio in 2012 and increase the loan to deposit ratio. This loan growth will be needed to help maintain or grow net interest income as the Company is concerned that Federal Reserve interest rate policies will continue to flatten the yield curve and pressure net interest income and the interest margin in 2012.

The Company’s total interest expense for 2011 decreased by $2.8 million, or 22.5%, when compared to 2010. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 38 basis points to 1.37%. Management’s decision to reduce interest rates paid on all deposit categories has not had any negative impact on deposit growth as consumers have sought the safety provided by well-capitalized community banks like AmeriServ Financial. This decrease in funding costs was also aided by a drop in interest expense associated with a $9.6 million decrease in the volume of interest bearing liabilities. Specifically, the average balance of all FHLB borrowings declined by $10.8 million, but was partially offset by a $1.2 million increase in interest bearing deposits. Additionally, the Company’s funding mix also benefited from a $12.3 million increase in non-interest bearing demand deposits. Overall, in 2011 the Company was able to further reduce its reliance on borrowings as a funding source as wholesale borrowings averaged only 1.1% of total assets. The Company also does not use brokered certificates of deposit as a funding source.

2010 NET INTEREST PERFORMANCE OVERVIEW … The Company’s net interest income declined modestly in 2010 by only $92,000 or 0.28% when compared to 2009. Careful management of funding costs during a period when interest revenues declined and the balance sheet contracted allowed the Company to increase its net interest margin by seven basis points to average 3.79% for the full year of 2010. This solid net interest margin performance was reflective of the Company’s strong liquidity position and its ability to reduce its funding costs during a period of deposit growth. Specifically, total deposits averaged $803 million for the full year of 2010, an increase of $41 million or 5.3% over 2009. Growth in non-interest bearing demand deposits was even greater at 7.4%. The Company believes that uncertainties in the economy contributed to growth in money market accounts, certificates of deposit and demand deposits as consumers and businesses looked for safety in well capitalized community banks like AmeriServ Financial. Overall, total loans and loans held for sale declined by $45 million or 6.2% since December 31, 2009 as the Company successfully focused on reducing its commercial real estate exposure and non-performing assets during this period of economic weakness.

COMPONENT CHANGES IN NET INTEREST INCOME: 2010 VERSUS 2009 … Regarding the separate components of net interest income, the Company’s total interest income in 2010 decreased by $2.6 million when compared to 2009. This decrease was due to an 18 basis point decline in the earning asset yield to 5.26%, and a $9.9 million decrease in average earning assets due to the previously mentioned decline in loans. Investment securities had grown over this period, but not enough to absorb the overall decline in total loans. Within the earning asset base, the yield on the total loan portfolio decreased by 14 basis points to 5.58% while the yield on total investment securities dropped by 54 basis points to 3.54%. Both of these yield declines reflected the impact of the lower interest rate environment. New investment securities and loans that were booked typically had yields that were below the rate on the maturing instruments that they were replacing. Also the asset mix shift with fewer dollars invested in loans and more dollars invested in lower yielding short duration investment securities also negatively impacted the earning asset yield. Overall, the decline in loans combined with deposit growth caused the Company’s loan to deposit ratio to average 87.3% in 2010 compared to 95.1% in 2009.

The Company’s total interest expense for 2010 decreased by $2.5 million, or 16.9%, when compared to 2009. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 32 basis points to 1.75%. Management’s decision to reduce interest rates paid on all deposit categories did not have any negative impact on deposit growth. This decrease in funding costs was aided by a drop in interest expense associated with an $11.1 million decrease in the volume of interest bearing liabilities. Specifically, the average balance of all FHLB borrowings declined by $43.1 million, but was partially offset by a $32 million increase in interest bearing deposits. Additionally, the Company’s funding mix also benefited from an $8.5 million increase in non-interest bearing demand deposits. Overall, in 2010 the Company had the discipline to further reduce its reliance on borrowings as a funding source as wholesale borrowings averaged only 2.3% of total assets.

The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of approximately 34% is used to compute tax-equivalent yields.

	YEAR ENDED DECEMBER 31,
	2011			2010			2009
	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$662,746	$35,729	5.39%	$701,502	$39,129	5.58%	$725,241	$41,488	5.72%
Deposits with banks	6,853	9	0.13	1,795	1	0.06	1,782	4	0.23
Federal funds sold	5,838	7	0.11	4,375	16	0.37	490	1	0.11
Short-term investment in money market funds	2,224	9	0.40	3,834	4	0.10	9,022	30	0.35
Investment securities:
Available for sale	187,863	5,837	3.11	151,691	5,281	3.48	131,804	5,340	4.05
Held to maturity	10,053	403	4.01	9,574	433	4.52	14,346	630	4.36

Total investment securities	197,916	6,240	3.15	161,265	5,714	3.54	146,150	5,970	4.08

TOTAL INTEREST EARNING ASSETS/ INTEREST INCOME	875,577	41,994	4.84	872,771	44,864	5.26	882,685	47,493	5.44

Non-interest earning assets:
Cash and due from banks	15,893			15,297			14,498
Premises and equipment	10,513			10,212			9,213
Other assets	79,293			80,206			72,574
Allowance for loan losses	(17,771)			(21,218)			(13,382)

TOTAL ASSETS	$963,505			$957,268			$965,588

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$57,784	$127	0.22%	$58,118	$176	0.30%	$62,494	$256	0.41%
Savings	81,490	256	0.31	77,381	397	0.51	72,350	530	0.73
Money market	193,536	1,090	0.56	186,560	1,622	0.87	169,823	2,437	1.44
Other time	348,915	6,862	1.97	358,472	8,750	2.44	343,841	9,886	2.88
Total interest bearing deposits	681,725	8,335	1.22	680,531	10,945	1.61	648,508	13,109	2.02
Federal funds purchased and other short-term borrowings	1,216	6	0.37	3,119	22	0.71	21,028	140	0.67
Advances from Federal Home Loan Bank	9,769	220	2.26	18,694	402	2.15	43,934	652	1.48
Guaranteed junior subordinated deferrable interest debentures	13,085	1,120	8.57	13,085	1,120	8.57	13,085	1,120	8.57

TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	705,795	9,681	1.37	715,429	12,489	1.75	726,555	15,021	2.07

Non-interest bearing liabilities:
Demand deposits	135,298			122,963			114,473
Other liabilities	11,699			11,188			11,428
Stockholders’ equity	110,713			107,688			113,132

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$963,505			$957,268			$965,588

Interest rate spread			3.47			3.51			3.37
Net interest income/net interest margin		32,313	3.72%		32,375	3.79%		32,472	3.72%
Tax-equivalent adjustment		(30)			(33)			(38)

Net interest income		$32,283			$32,342			$32,434

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

	2011 vs. 2010			2010 vs. 2009
	INCREASE (DECREASE) DUE TO CHANGE IN:			INCREASE (DECREASE) DUE TO CHANGE IN:
	AVERAGE VOLUME	RATE	TOTAL	AVERAGE VOLUME	RATE	TOTAL
	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$(2,104)	$(1,296)	$(3,400)	$(1,350)	$(1,009)	$(2,359)
Deposits with banks	6	2	8	—	(3)	(3)
Federal funds sold	3	—	3	3	—	3
Short-term investments in money market funds	(15)	8	(7)	(16)	2	(14)
Investment securities:
Available for sale	1,003	(447)	556	805	(864)	(59)
Held to maturity	24	(54)	(30)	(216)	19	(197)

Total investment securities	1,027	(501)	526	589	(845)	(256)

Total interest income	(1,083)	(1,787)	(2,870)	(774)	(1,855)	(2,629)

INTEREST PAID ON:
Interest bearing demand deposits	(1)	(48)	(49)	(17)	(63)	(80)
Savings deposits	22	(163)	(141)	40	(173)	(133)
Money market	35	(567)	(532)	270	(1,085)	(815)
Other time deposits	(230)	(1,658)	(1,888)	439	(1,575)	(1,136)
Federal funds purchased and other short-term borrowings	(9)	(7)	(16)	(127)	9	(118)
Advances from Federal Home Loan Bank	(202)	20	(182)	(1,248)	998	(250)

Total interest expense	(385)	(2,423)	(2,808)	(643)	(1,889)	(2,532)

Change in net interest income	$(698)	$636	$(62)	$(131)	$34	$(97)

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

	AT DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Total loans past due 30 to 89 days	$3,319	$2,791	$11,408
Total non-accrual loans	5,075	12,289	17,116
Total non-performing assets including TDRs(1)	5,199	14,364	18,337
Loan delinquency as a percentage of total loans and loans held for sale, net of unearned income	0.49%	0.41%	1.58%
Non-accrual loans as a percentage of total loans and loans held for sale, net of unearned income	0.76	1.81	2.37
Non-performing assets as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.77	2.12	2.53
Non-performing assets as a percentage of total assets	0.53	1.51	1.89
Total classified loans (loans rated substandard or doubtful)	$18,542	$39,627	$48,587

(1)	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company realized significant asset quality improvements in both 2011 and 2010. These improvements are evidenced by lower levels of non-performing assets, classified loans and loan delinquency levels that remain well under 1% of total loans. Specifically, non-performing assets decreased by $9.2 million or 63.8% to $5.2 million or 0.77% of total loans due to effective loan work out efforts. Only $1.6 million of this decline in non-performing assets related to actual loan losses realized through net charge-offs. Classified loans also favorably dropped by $21.1 million or 53.2% due in part to the fourth quarter pay-off of a $9 million commercial loan relationship to a borrower in the restaurant industry. This relationship was the Company’s largest substandard credit. We continue to closely monitor the loan portfolio given the uncertainty in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of December 31, 2011, the 25 largest credits represented 31.1% of total loans outstanding.

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

YEAR ENDED DECEMBER 31,
2011	2010	2009	2008	2007
(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year	$19,765	$19,685	$8,910	$7,252	$8,092
Charge-offs:
Commercial	(953)	(835)	(3,810)	(405)	(934)
Commercial loans secured by real estate	(1,700)	(4,221)	(840)	(811)	(12)
Real estate-mortgage	(85)	(293)	(128)	(132)	(79)
Consumer	(203)	(282)	(352)	(365)	(307)

Total charge-offs	(2,941)	(5,631)	(5,130)	(1,713)	(1,332)

Recoveries:
Commercial	831	226	601	299	40
Commercial loans secured by real estate	331	48	14	39	38
Real estate-mortgage	53	42	27	26	12
Consumer	159	145	113	82	102

Total recoveries	1,374	461	755	446	192

Net charge-offs	(1,567)	(5,170)	(4,375)	(1,267)	(1,140)
Provision (credit) for loan losses	(3,575)	5,250	15,150	2,925	300

Balance at end of year	$14,623	$19,765	$19,685	$8,910	$7,252

Loans and loans held for sale, net of unearned income:
Average for the year	$662,746	$701,502	$725,241	$644,896	$610,685
At December 31	670,847	678,181	722,904	707,108	636,155
As a percent of average loans and loans held for sale:
Net charge-offs	0.24%	0.74%	0.60%	0.20%	0.19%
Provision (credit) for loan losses	(0.54)	0.75	2.09	0.45	0.05
Allowance as a percent of each of the following:
Total loans and loans held for sale, net of unearned income	2.18	2.91	2.72	1.26	1.14
Total delinquent loans (past due 30 to 89 days)	440.58	708.17	172.55	202.68	203.77
Total non-accrual loans	288.14	160.83	115.01	263.84	138.45
Total non-performing assets	281.27	137.60	107.35	194.88	137.35
Allowance as a multiple of net charge-offs	9.33	x	3.82	x	4.50	x	7.03	x	6.36	x

The previously discussed improvements in asset quality evidenced by lower levels of non-performing assets and classified loans allowed the Company to reverse a portion of the allowance for loan losses into earnings in 2011 while still increasing the non-performing assets coverage ratio. As a result of this asset quality improvement, the Company recorded a negative provision for loan losses of $3.6 million in 2011 compared to a $5.3 million provision in 2010. We actively identify and seek prompt resolution to problem credits in order to limit actual losses. For the full year 2011, net charge-offs totaled $1.6 million or 0.24% of total loans which represents a decrease from the entire year of 2010 when net charge-offs totaled $5.2 million or 0.74% of total loans. In summary, the allowance for loan losses provided 281% coverage of non-performing assets and was 2.18% of total loans at December 31, 2011, compared to 138% of non-performing assets and 2.91% of total loans at December 31, 2010.

For the year-ended December 31, 2010, the Company recorded a $5.3 million provision for loan losses compared to a $15.2 million provision for the 2009 year, or a decrease of $9.9 million. Proactive monitoring of our asset quality allowed us to carefully adjust downward the provision for loan losses in each quarter of 2010 while still maintaining solid loan loss reserve coverage ratios. Actual credit losses realized through charge-offs in 2010 approximated the provision levels, but were higher than 2009. For 2010, net charge-offs amounted to $5.2 million or 0.74% of total loans compared to net charge-offs of $4.4 million or 0.60% of total loans for 2009. The higher charge-offs in 2010 largely related to two non-performing commercial real-estate loans, one of which was completely resolved in the first quarter of 2010 ($1.2 million charge-off) and the second of which related to a student housing project ($2.4 million charge-off) which the Company fully resolved through a note sale during the fourth quarter of 2010.

The following schedule sets forth the allocation of the allowance for loan losses among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

	AT DECEMBER 31,
	2011		2010		2009		2008		2007
	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$2,365	12.5%	$3,851	11.5%	$4,756	13.3%	$2,841	15.6%	$2,074	18.7%
Commercial loans secured by real estate	9,400	52.8	12,717	54.6	12,692	54.9	4,467	50.0	3,632	44.8
Real estate-mortgage	1,270	32.0	1,117	31.1	1,015	29.2	1,004	31.1	979	33.9
Consumer	174	2.7	206	2.8	204	2.6	246	3.3	172	2.6
Allocation to general risk	1,414	—	1,874	—	1,018	—	352	—	395	—

Total	$14,623	100.0%	$19,765	100.0%	$19,685	100.0%	$8,910	100.0%	$7,252	100.0%

Even though residential real estate-mortgage loans comprise 32.0% of the Company’s total loan portfolio, only $1.3 million or 8.7% of the total allowance for loan losses is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company’s three-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company’s historical loss experience in these categories, and other qualitative factors.

Based on the Company’s allowance for loan loss methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the allowance for loan losses was adequate at December 31, 2011 to cover losses within the Company’s loan portfolio.

NON-INTEREST INCOME … Non-interest income for 2011 totalled $13.6 million, a decrease of $398,000, or 2.8%, from 2010. Factors contributing to this lower level of non-interest income in 2011 included:

•

a $358,000 loss realized on the sale of $17 million of investment securities in the first quarter of 2011 compared to a net security gain of $157,000 in 2010. The Company took advantage of a steeper yield curve earlier in the year to position the investment portfolio for better future earnings by selling some of the lower yielding, longer duration securities in the portfolio and replacing them with higher yielding securities with a shorter duration.

•	a $342,000, or 27.9%, decrease in revenue from bank owned life insurance as the prior year revenue was enhanced by the receipt of a death benefit. There were no claims within the BOLI program in 2011.

•	a $643,000, or 10.2%, increase in trust and investment advisory fees as our wealth management businesses benefitted from the implementation of new fee schedules in 2011.

•

a $146,000, or 15.2%, decrease in gains realized on residential mortgage loan sales into the secondary market due to a reduced level of mortgage refinancing in 2011. However, by historical standards 2011 was still a good year for residential mortgage purchase and refinance activity in the Company’s primary market area as there were $83 million of new loans originated with $60 million or 72% sold into the secondary market in order to help manage long term interest rate risk.

Non-interest income for 2010 totalled $14.0 million, an increase of $39,000, or 0.3%, from 2009. Factors contributing to this relatively stable level of non-interest income in 2010 included:

•

a $485,000, or 17.5%, decrease in service charges on deposit accounts in 2010. Customers maintained higher balances in their checking accounts, which resulted in fewer overdraft fees in 2010. Additionally, regulatory changes which took effect in mid-August 2010 and were designed to limit customer overdraft fees on debit card transactions also negatively impacted deposit service charges.

•

a $307,000, or 47.2%, increase in gains realized on residential mortgage loan sales into the secondary market in 2010. As a result of another strong year of mortgage purchase and refinance activity in the Company’s primary market, there were $69 million of residential mortgage loans sold into the secondary market in 2010.

•

a $217,000, or 7.6%, increase in other income resulting from the increased residential mortgage loan production due to higher underwriting, appraisal and document preparation fees. The Company also benefitted from increased letter of credit fees and interchange revenue in 2010.

NON-INTEREST EXPENSE … Non-interest expense for 2011 totalled $40.0 million, a $340,000, or 0.9%, increase from 2010. Factors contributing to the higher non-interest expense in 2011 included:

•

a $1.0 million, or 4.7%, increase in salaries and employee benefits expense was due to higher medical insurance costs, increased pension expense, and greater incentive compensation expense in 2011. These costs more than offset the benefit of five fewer full time equivalent employees in 2011.

•	a $488,000, or 11.2%, decrease in professional fees was due to reduced legal fees, recruitment fees, and lower consulting expenses in the Trust Company.

•

a $269,000 decrease in other expense was due to a reduction in costs associated with the reserve for unfunded loan commitments and lower telephone expense resulting from the implementation of technology enhancements.

•

a $240,000 prepayment penalty was realized on the early retirement of $5.7 million of FHLB term advances during the fourth quarter of 2011. We elected to utilize our strong liquidity to prepay all FHLB term advances with maturities greater than two years in order to reduce future interest expense.

•	a $237,000, or 15.1%, decrease in FDIC insurance expense was due to a change in the calculation methodology in 2011.

Non-interest expense for 2010 totalled $39.7 million, a $540,000, or 1.4%, increase from 2009. Factors contributing to the higher non-interest expense in 2010 included:

•

a $1.1 million, or 5.2%, increase in salaries and employee benefits expense was due to higher medical insurance costs, increased pension expense, and greater incentive compensation expense reflecting increased commission payments related to the residential mortgage activity.

•

a $613,000 decrease in other expense primarily was due to higher credit related costs in the prior year. Specifically, other real estate owned expense decreased by $749,000 due to the write-down and operating costs associated with an increased number of other real-estate owned properties in 2009.

•	a $331,000, or 8.2%, increase in professional fees was due to increased consulting expenses and recruitment costs in the Trust Company and higher legal fees and loan workout costs at the Bank.

INCOME TAX EXPENSE … The Company recorded income tax expense of $2.9 million or 30.4% effective tax rate in 2011 compared to income tax expense of $80,000 or an effective tax rate of 5.9% in 2010. The income tax benefit recorded in 2009 was $3.1 million. The Company recorded increased income tax expense in 2011 due to sharply higher pre-tax earnings and reduced tax free earnings from BOLI. BOLI is the Company’s largest source of tax-free income. The Company’s deferred tax asset was $12.7 million at December 31, 2011 and relates primarily to net operating loss carryforwards and the allowance for loan losses. The deferred tax asset declined by $3.4 million in 2011 primarily due to the utilization of net operating loss carryforwards.

SEGMENT RESULTS … Retail banking’s net income contribution was $2.1 million in 2011 compared to $1.3 million in 2010 and $948,000 in 2009. The increased net income in 2011 was due to increased net interest income resulting from a combination of increased deposit balances and lower deposit costs. Net income also benefitted from a $263,000 negative provision for loan losses and a $436,000 reduction in non-interest expense due to reduced staffing within the branch network and lower FDIC insurance expense. Non-interest income was lower between years as decreased gains on residential mortgage loan sales into the secondary market were compounded by lower BOLI income. The increased net income in 2010 was due to increased net interest income resulting from a combination of increased asset balances and lower deposit costs. This exceeded an increased level of non-interest expense. Non-interest income was consistent between years as increased gains on residential mortgage loan sales into the secondary market were offset by reduced deposit service charges.

The commercial lending segment reported net income of $6.9 million in 2011 compared to net income of $497,000 in 2010 and net loss of $6.4 million in 2009. The increased earnings in 2011 were caused primarily by an $8.3 million reduction in the provision for loan losses due to the previously discussed improvements in asset quality. Net interest income also benefited from funding charges decreasing at a faster rate than certain commercial real estate loan yields. The increased earnings in 2010 were also due to a reduced provision for loan losses resulting from asset quality improvements.

The trust segment’s net income contribution was $795,000 in 2011 compared to $222,000 in 2010 and $148,000 in 2009. The increase in net income reflected higher non-interest revenue as our wealth management businesses benefitted from the implementation of new fee schedules in 2011. Also, the rate of non-interest expense growth was limited to 1.7% in 2011. The increase in net income in 2010 resulted from a decline in expenses particularly within our investment advisory subsidiary as non-interest revenue was relatively constant between years. Overall, the fair market value of trust assets totaled $1.383 billion at December 31, 2011, a modest increase of $15.8 million, or 1.2%, from the December 31, 2010 total of $1.367 billion.

The investment/parent segment reported a net loss of $3.3 million in 2011 compared to net loss of $699,000 in 2010 and net income of $379,000 in 2009. The weaker performance in 2011 reflects the previously mentioned $358,000 loss realized on the sale of $17 million of investment securities to position the portfolio for better future earnings. Non-interest expense in 2011 also included a $240,000 prepayment penalty realized on the early retirement of $5.7 million of FHLB term advances as we elected to utilize our strong liquidity to prepay all FHLB term advances with maturities greater than two years in order to reduce future interest expense. Also, declining yields in the investment securities portfolio have negatively impacted this segment in both 2011 and 2010.

For greater discussion on the future strategic direction of the Company’s key business segments, see “Management’s Discussion and Analysis—Forward Looking Statements.”

BALANCE SHEET … The Company’s total consolidated assets of $979 million at December 31, 2011 grew by $30 million or 3.2% from the $949 million level at December 31, 2010. This increase was due to higher investment security balances as this line item increased by $22.6 million reflecting the Company’s strong liquidity position and the reinvestment of net loan pay-offs into this category. The Company’s loans and loan held for sale decreased by $7.3 million or 1.1% from year-end 2010 as the Company focused on reducing its commercial real-estate loan concentration in the first half of 2011. Cash and cash equivalents also grew by $15.4 million as funds from a buildup in demand deposits have predominantly been invested in short-term instruments.

The Company’s deposits totaled $816 million at December 31, 2011, which was $15.2 million or 1.9% higher than December 31, 2010, due to an increase in non-interest demand deposits. We believe that uncertainties in the financial markets and the economy have contributed to a third consecutive year of growth in our deposits as consumers have looked for safety in well capitalized community banks like AmeriServ Financial Bank. Total stockholders’ equity has increased by $5.3 million since year-end 2010 mainly due to the Company’s improved profitability, net of preferred stock dividend payments and common share repurchases in 2011. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 17.60% and an asset leverage ratio of 11.66% at December 31, 2011. The Company’s book value per common share was $4.37, its tangible book value per common share was $3.76, and its tangible common equity to tangible assets ratio was 8.15% at December 31, 2011.

LIQUIDITY … The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past three years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was used to either fund loan growth (2009), paydown borrowings (2010) or reinvested back into the investment securities portfolio (2011). We strive to operate our loan to deposit ratio in a range of 85% to 95%. At December 31, 2011, the Company’s loan to deposit ratio was 82.2%. We are hopeful that we can increase the loan to deposit ratio in 2011 given improved commercial loan pipelines, the opening of several new loan production offices, and our focus on small business lending given our goal of reducing the cost of the SBLF preferred stock.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $15.4 million from December 31, 2010, to December 31, 2011, due to $18.7 million of cash provided by financing activities and $10.8 million of cash provided by operations. This was partially offset by $14.1 million of cash used in investing activities. Within investing activities, cash used for new investment security purchases exceeded maturities and sales by $20.0 million. Cash advanced for new loan fundings and purchases totalled $156.8 million and was $5.5 million lower than the $162.4 million of cash received from loan principal payments and sales. Within financing activities, deposits increased by $13.7 million, which was used to help pay down FHLB term advances with maturities beyond two years by $5.8 million and provide cash for short-term investments.

The holding company had a total of $15.8 million of cash, short-term investments, and securities at December 31, 2011, which was down $929,000 from the year-end 2010 total. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At December 31, 2011, our subsidiary bank had $3.3 million of cash available for immediate dividends to the holding company under the applicable regulatory formulas. As such, the holding company has strong liquidity to meet its trust preferred debt service requirements and preferred stock dividends, which approximate $2.1 million annually.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, and short-term investments in money market funds. These assets totaled $30 million at December 31, 2011 and $29 million at December 31, 2010. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the Federal Home Loan Bank, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate. At December 31, 2011, the Company had $274 million of overnight borrowing availability at the FHLB, $38 million of short-term borrowing availability at the Federal Reserve Bank and $39 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES … On August 11, 2011, the Company received $21 million from the Small Business Lending Fund (SBLF). The SBLF is a voluntary program sponsored by the US Treasury that encourages small business lending by providing capital to qualified community banks at favorable rates. The initial interest rate on the SBLF funds will be 5% and may be decreased to as low as 1% if growth thresholds are met for outstanding small business loans. The Company used the SBLF proceeds to repurchase $21 million of outstanding preferred shares issued under TARP CPP. We also repurchased from the US Treasury the stock purchase warrant associated with the TARP CPP for $825,000 on November 2, 2011.

The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.66% and the risk based capital ratio was 17.60% at December 31, 2011. The Company’s tangible common equity to tangible assets ratio was 8.15% at December 31, 2011. We anticipate that we will maintain our strong capital ratios during the full year of 2012. Capital generated from earnings will be utilized to pay the SBLF preferred dividend and continue the common stock buyback program under which we can buyback up to 1,060,000 shares or 5% of our outstanding common stock. During the fourth quarter of 2011, we repurchased 287,000 shares of our common stock at a total cost of $582,000 or an average price of $2.03 per share.

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

The following table presents a summary of the Company’s static GAP positions at December 31, 2011:

INTEREST SENSITIVITY PERIOD	3 MONTHS OR LESS	OVER 3 MONTHS THROUGH 6 MONTHS	OVER 6 MONTHS THROUGH 1 YEAR	OVER 1 YEAR	TOTAL
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$229,164	$75,098	$83,207	$283,378	$670,847
Investment securities	26,003	12,742	31,233	125,225	195,203
Short-term assets	7,845	—	—	—	7,845
Regulatory stock	5,891	—	—	2,125	8,016
Bank owned life insurance	—	—	35,351	—	35,351

Total rate sensitive assets	$268,903	$87,840	$149,791	$410,728	$917,262

RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing deposits	$—	$—	$—	$141,982	$141,982
NOW	4,838	—	—	57,730	62,568
Money market	162,908	—	—	32,502	195,410
Other savings	20,725	—	—	62,174	82,899
Certificates of deposit of $100,000 or more	6,453	24,384	5,517	7,408	43,762
Other time deposits	73,814	26,782	44,251	144,952	289,799

Total deposits	268,738	51,166	49,768	446,748	816,420
Borrowings	16,765	2,000	3,000	13,085	34,850

Total rate sensitive liabilities	$285,503	$53,166	$52,768	$459,833	$851,270

INTEREST SENSITIVITY GAP:
Interval	(16,600)	34,674	97,023	(49,105)	—
Cumulative	$(16,600)	$18,074	$115,097	$65,992	$65,992

Period GAP ratio	0.94X	1.65X	2.84X	0.89X
Cumulative GAP ratio	0.94	1.05	1.29	1.08
Ratio of cumulative GAP to total assets	(1.70)%	1.85%	11.76%	6.74%

When December 31, 2011 is compared to December 31, 2010, there has been limited change in the Company’s modestly positive cumulative GAP ratio through one year. This reflects the expected continued strong cash flow from short duration mortgage backed securities and ongoing loan pay-offs. The absolute low level of interest rates makes this table more difficult to analyze since there is little room for certain deposit liabilities to reprice downward further.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	5.6%	22.6%
100 bp increase	4.3	15.2
100 bp decrease	(7.4)	(17.9)

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

Within the investment portfolio at December 31, 2011, 94% of the portfolio is classified as available for sale and 6% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are five securities that are temporarily impaired at December 31, 2011. The Company reviews its securities quarterly and has asserted that at December 31, 2011, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market. The Company also sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year 2011, 72% of all residential mortgage loan production was sold into the secondary market.

The amount of loans outstanding by category as of December 31, 2011, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

	ONE YEAR OR LESS	MORE THAN ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL LOANS
	(IN THOUSANDS, EXCEPT RATIOS)
Commercial	$32,606	$37,287	$13,676	$83,569
Commercial loans secured by real estate	83,630	142,436	123,712	349,778
Real estate-mortgage	93,038	79,418	47,317	219,773
Consumer	2,608	7,366	8,205	18,179

Total	$211,882	$266,507	$192,910	$671,299

Loans with fixed-rate	$138,672	$154,327	$72,525	$365,524
Loans with floating-rate	73,210	112,180	120,385	305,775

Total	$211,882	$266,507	$192,910	$671,299

Percent composition of maturity	31.6%	39.7%	28.7%	100.0%
Fixed-rate loans as a percentage of total loans				54.5%
Floating-rate loans as a percentage of total loans				45.5%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

CONTRACTUAL OBLIGATIONS … The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	PAYMENTS DUE IN
	NOTE REFERENCE	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL
	(IN THOUSANDS)
Deposits without a stated maturity	8	$482,859	$—	$—	$—	$482,859
Certificates of deposit*	8	184,807	94,623	25,958	46,212	351,600
Borrowed funds*	10	21,924	—	—	—	21,924
Guaranteed junior subordinated deferrable interest debentures	10	—	—	—	28,841	28,841
Pension obligation	14	1,500	—	—	—	1,500
Lease commitments	15	842	1,617	730	1,975	5,164

*	Includes interest based upon interest rates in effect at December 31, 2011. Future changes in market interest rates could materially affect contractual amounts to be paid.

OFF BALANCE SHEET ARRANGEMENTS … The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The

Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $124.8 million and standby letters of credit of $11.0 million as of December 31, 2011. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2011, the Company had $18 million in interest rate swaps outstanding.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $11.8 million, or 80%, of the total allowance for loan losses at December 31, 2011 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Core deposit intangibles that have a finite life are amortized over their useful life. As of December 31, 2011, all core deposit intangibles for the Company had been fully amortized.

As of December 31, 2011, goodwill was not considered impaired; however, deteriorating economic conditions could result in impairment, which could adversely affect earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2011, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2011, all of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies, the U.S. Treasury or government sponsored agencies. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

FORWARD LOOKING STATEMENTS ...

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, AmeriServ will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build AmeriServ into a potent banking force in this region and in this industry. Our focus encompasses the following:

•

Customer Service — it is the existing and prospective customer that AmeriServ must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. AmeriServ is training and motivating its staff to meet these standards.

•

Revenue Growth — It is necessary for AmeriServ to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through the opening of several loan production offices. There will be a particular focus on small business commercial lending so that we can reduce the interest rate paid on our SBLF preferred stock. An examination of the peer bank database provides ample proof that a well executed community banking business model can generate a reliable and rewarding revenue stream.

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

This Form 10-K contains various forward-looking statements and includes assumptions concerning the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results, and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions. These forward-looking statements are based upon current expectations, are subject to risk and uncertainties and are applicable only as of the dates of such statements. Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Form 10-K, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Form 10-K. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company’s control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and hedges. The Company uses its asset liability management policy and hedging policy to control and manage interest rate risk. For information regarding the effect of changing interest rates on the Company’s net interest income and market value of its investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity.”

Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as, the obligations to depositors, debtholders and to fund operating expenses. The Company uses its asset liability management policy and contingency funding plan to control and manage liquidity risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.”

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

For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.” The Company’s principal market risk exposure is to interest rates.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2011	2010
	(IN THOUSANDS)
ASSETS
Cash and due from depository institutions	$26,938	$14,160
Interest bearing deposits	1,716	1,716
Short-term investments in money market funds	6,129	3,461

Cash and cash equivalents	34,783	19,337

Investment securities:
Available for sale	182,923	164,811
Held to maturity (fair value $12,914 at December 31, 2011 and $8,267 at December 31, 2010)	12,280	7,824
Loans held for sale	7,110	7,405
Loans	664,189	671,253
Less: Unearned income	452	477
Allowance for loan losses	14,623	19,765

Net loans	649,114	651,011

Premises and equipment, net	10,674	10,485
Accrued income receivable	3,216	3,210
Goodwill	12,613	12,950
Bank owned life insurance	35,351	34,466
Net deferred tax asset	12,681	16,058
Federal Home Loan Bank stock	5,891	7,233
Federal Reserve Bank stock	2,125	2,125
Prepaid federal deposit insurance	1,814	3,073
Other assets	8,501	8,986

TOTAL ASSETS	$979,076	$948,974

LIABILITIES
Non-interest bearing deposits	$141,982	$127,870
Interest bearing deposits	674,438	673,346

Total deposits	816,420	801,216

Short-term borrowings	15,765	4,550
Advances from Federal Home Loan Bank	6,000	9,750
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085

Total borrowed funds	34,850	27,385

Other liabilities	15,454	13,315

TOTAL LIABILITIES	866,724	841,916

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; there were 21,000 shares issued and outstanding on December 31, 2011 and 2010	21,000	20,669
Common stock, par value $0.01 per share; 30,000,000 shares authorized: 26,397,040 shares issued and 20,921,021 shares outstanding on December 31, 2011; 26,396,289 shares issued and 21,207,670 shares outstanding on December 31, 2010	264	264
Treasury stock at cost, 5,476,019 shares on December 31, 2011 and 5,188,619 shares on December 31, 2010	(69,241)	(68,659)
Capital surplus	145,061	145,045
Retained earnings	18,928	14,601
Accumulated other comprehensive loss, net	(3,660)	(4,862)

TOTAL STOCKHOLDERS’ EQUITY	112,352	107,058

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$979,076	$948,974

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
Taxable	$35,630	$39,020	$41,359
Tax exempt	69	76	91
Interest bearing deposits	9	1	4
Short-term investments in money market funds	9	16	30
Federal funds sold	7	4	1
Investment securities:
Available for sale	5,837	5,281	5,340
Held to maturity	403	433	630

Total Interest Income	41,964	44,831	47,455

INTEREST EXPENSE
Deposits	8,335	10,945	13,109
Federal funds purchased	0	0	7
Short-term borrowings	6	22	133
Advances from Federal Home Loan Bank	220	402	652
Guaranteed junior subordinated deferrable interest debentures	1,120	1,120	1,120

Total Interest Expense	9,681	12,489	15,021

Net Interest Income	32,283	32,342	32,434
Provision (credit) for loan losses	(3,575)	5,250	15,150

Net Interest Income after Provision (Credit) for Loan Losses	35,858	27,092	17,284

NON-INTEREST INCOME
Trust fees	6,173	5,571	5,648
Investment advisory fees	754	713	648
Net gains on loans held for sale	812	958	651
Net realized gains (losses) on investment securities	(358)	157	164
Service charges on deposit accounts	2,241	2,284	2,769
Bank owned life insurance	885	1,227	1,208
Other income	3,062	3,057	2,840

Total Non-Interest Income	13,569	13,967	13,928

NON-INTEREST EXPENSE
Salaries and employee benefits	22,616	21,602	20,526
Net occupancy expense	2,900	2,691	2,632
Equipment expense	1,686	1,680	1,692
Professional fees	3,875	4,363	4,032
Supplies, postage, and freight	886	997	1,117
Miscellaneous taxes and insurance	1,372	1,396	1,374
Federal deposit insurance expense	1,338	1,575	1,670
Amortization of core deposit intangibles	0	0	108
Federal Home Loan Bank prepayment penalties	240	0	0
Other expense	5,124	5,393	6,006

Total Non-Interest Expense	40,037	39,697	39,157

PRETAX INCOME (LOSS)	9,390	1,362	(7,945)
Provision for income taxes (benefit)	2,853	80	(3,050)

NET INCOME (LOSS)	6,537	1,282	(4,895)
Preferred stock dividends and accretion of preferred stock discount	1,385	1,161	1,158

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$5,152	$121	$(6,053)

(continued on next page)

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$0.24	$0.01	$(0.29)
Average number of shares outstanding	21,184	21,224	21,172
Diluted:
Net income (loss)	$0.24	$0.01	$(0.29)
Average number of shares outstanding	21,205	21,226	21,174
Cash dividends declared	$0.00	$0.00	$0.00

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$6,537	$1,282	$(4,895)
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	(1,803)	(1,031)	(1,093)
Income tax effect	613	352	372
Unrealized holding gains on available for sale securities arising during period	3,266	446	1,018
Income tax effect	(1,110)	(152)	(346)
Reclassification adjustment for losses (gains) on available for sale securities included in net income (loss)	358	(157)	(164)
Income tax effect	(122)	53	56

Other comprehensive income (loss)	1,202	(489)	(157)

Comprehensive income (loss)	$7,739	$793	$(5,052)

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period	$20,669	$20,558	$20,447
Accretion of preferred stock discount	331	111	111

Balance at end of period	21,000	20,669	20,558

COMMON STOCK
Balance at beginning of period	264	264	65,794
New shares issued for dividend reinvestment plan	0	0	51
Change in par value (from $2.50 per share to $0.01 per share)	0	0	(65,582)
Restricted stock	0	0	1

Balance at end of period	264	264	264

TREASURY STOCK
Balance at beginning of period	(68,659)	(68,659)	(68,659)
Treasury stock, purchased at cost (287,400 shares)	(582)	0	0

Balance at end of period	(69,241)	(68,659)	(68,659)

CAPITAL SURPLUS
Balance at beginning of period	145,045	144,984	79,353
New common shares issued for dividend reinvestment plan	1	3	22
Stock option expense	15	18	11
Change in par value (from $2.50 per share to $0.01 per share)	0	0	65,582
Restricted stock	0	40	16

Balance at end of period	145,061	145,045	144,984

RETAINED EARNINGS
Balance at beginning of period	14,601	14,480	20,533
Net income (loss)	6,537	1,282	(4,895)
Warrant repurchase (1,312,500 shares)	(825)	0	0
Accretion of preferred stock discount	(331)	(111)	(111)
Cash dividend declared on preferred stock	(1,054)	(1,050)	(1,047)

Balance at end of period	18,928	14,601	14,480

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(4,862)	(4,373)	(4,216)
Other comprehensive income (loss)	1,202	(489)	(157)

Balance at end of period	(3,660)	(4,862)	(4,373)

TOTAL STOCKHOLDERS’ EQUITY	$112,352	$107,058	$107,254

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2011	2010	2009
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)	$6,537	$1,282	$(4,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	(3,575)	5,250	15,150
Depreciation and amortization expense	1,477	1,496	1,586
Amortization expense of core deposit intangibles	0	0	108
Net amortization of investment securities	736	467	231
Net realized losses (gains) on investment securities — available for sale	358	(157)	(164)
Net gains on loans held for sale	(812)	(958)	(651)
Amortization of deferred loan fees	(231)	(407)	(456)
Origination of mortgage loans held for sale	(58,640)	(71,643)	(67,775)
Sales of mortgage loans held for sale	59,747	68,986	65,636
Decrease (increase) in accrued interest receivable	(6)	379	146
Increase (decrease) in accrued interest payable	(1,018)	(595)	74
Earnings on bank-owned life insurance	(885)	(1,032)	(1,021)
Deferred income taxes	2,758	(126)	(3,274)
Stock compensation expense	15	61	73
Decrease (increase) in prepaid Federal Deposit Insurance	1,259	1,465	(4,538)
Net increase in other assets	(87)	(2,522)	(2,922)
Net increase in other liabilities	3,161	784	1,085

Net cash provided by (used in) operating activities	10,794	2,730	(1,607)

INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(85,352)	(97,789)	(55,171)
Purchase of investment securities — held to maturity	(6,576)	(1,123)	0
Proceeds from maturities of investment securities — available for sale	53,240	61,483	46,778
Proceeds from maturities of investment securities — held to maturity	2,125	4,914	4,225
Proceeds from sales of investment securities — available for sale	16,518	2,742	4,746
Proceeds from redemption of regulatory stock	1,342	381	0
Long-term loans originated	(147,864)	(82,922)	(132,551)
Principal collected on long-term loans	161,356	129,655	128,554
Loans purchased or participated	(8,500)	(3,845)	(25,343)
Loans sold or participated	1,000	0	12,950
Net (increase) decrease in other short-term loans	(443)	(134)	116
Purchases of premises and equipment	(1,666)	(2,762)	(1,294)
Sale of other real estate owned	743	1,300	2,874
Proceeds from insurance policies	0	451	452

Net cash (used in) provided by investing activities	(14,074)	12,351	(13,664)

FINANCING ACTIVITIES
Net increase in deposit balances	13,722	16,277	89,606
Net increase (decrease) in other short-term borrowings	11,215	(21,225)	(94,145)
Principal borrowings on advances from Federal Home Loan Bank	2,000	34,000	350,000
Principal repayments on advances from Federal Home Loan Bank	(5,750)	(50,054)	(338,055)
Preferred stock dividend paid	(1,054)	(1,050)	(951)
Warrant repurchase	(825)	0	0
Purchase of treasury stock	(582)	0	0

Net cash provided by (used in) financing activities	18,726	(22,052)	6,455

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,446	(6,971)	(8,816)
CASH AND CASH EQUIVALENTS AT JANUARY 1	19,337	26,308	35,124

CASH AND CASH EQUIVALENTS AT DECEMBER 31	$34,783	$19,337	$26,308

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 18 banking locations in five southwestern Pennsylvania counties. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $1.4 billion that are not recognized on the Company’s Balance Sheet at December 31, 2011.

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

Intercompany accounts and transactions have been eliminated in preparing the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles, or GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from these estimates and the differences may be material to the Consolidated Financial Statements. The Company’s most significant estimates are the allowance for loan losses, goodwill, deferred taxes and unrealized gain/loss on investment securities.

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

FEDERAL HOME LOAN BANK STOCK:

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) Commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) The impact of legislative and regulatory changes on the customer base of FHLB and (d) The liquidity position of the FHLB.

The FHLB had incurred losses in 2009 and for parts of 2010 due primarily to other-than-temporary impairment credit losses on its private-label mortgage-backed securities portfolio. These securities were the most effected by the extreme economic conditions in place during the previous several years. As a result, the FHLB had suspended the payment of dividends and limited the amount of excess capital stock repurchases. The FHLB has reported net income for both the fourth quarter and the year ended December 31, 2011 and has declared a $.10 percent annualized dividend to its shareholders effective February 23, 2012. While the FHLB has not committed to regular dividend payments or future limited repurchases of excess capital stock, it will continue to monitor the overall financial performance of the FHLB in order to determine the status of limited repurchases of excess capital stock or dividends in the future. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein. More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the weak economic conditions the world is facing. Management also considered that the FHLB’s maintains regulatory capital ratios in excess of all regulatory capital requirements, liquidity appears adequate, new shares of FHLB stock continue to change hands at the $100 par value, and the resumption of dividends. The Company received a $1,342,000 partial redemption of its FHLB stock in 2011.

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

PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation is charged to operations over the estimated useful lives of the premises and equipment using the straight-line method with a half-year convention. Useful lives of up to 30 years for buildings and up to 10 years for equipment are utilized. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives of the improvements, whichever is shorter. Maintenance, repairs, and minor alterations are charged to current operations as expenditures are incurred.

ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:

As a financial institution, which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

•

Review of all criticized, classified and impaired loans with aggregate balances over $250,000 ($100,000 for loans classified as doubtful or worse) to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve allocations established for these criticized, classified and impaired loans is based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. For impaired loans the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

•

The application of formula driven reserve allocations for all commercial and commercial real-estate loans by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the nature of the migration analysis.

•

The application of formula driven reserve allocations to consumer and residential mortgage loans which are based upon historical net charge-off experience for those loan types. The residential mortgage loan and consumer loan allocations are based upon the Company’s three-year historical average of actual loan net charge-offs experienced in each of those categories.

•

The application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, levels of non-accrual and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.

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

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT:

The allowance for unfunded loan commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers and the terms and expiration dates of the unfunded credit facilities. Net adjustments to the allowance for unfunded loan commitments and letters of credit are provided for in the unfunded commitment reserve expense line item within other expense in the consolidated statement of income and a separate reserve is recorded within the other liabilities section of the Consolidated Balance Sheets in other liabilities.

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

Goodwill

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

Core Deposit Premiums

Core deposit acquisition premiums, which were developed by specific core deposit life studies, are amortized using the straight-line method over periods not exceeding 10 years. The Company presently has no core deposit premium on its balance sheet. The recoverability of the carrying value of any intangible asset is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options and warrant to purchase 185,917, 1,467,142, and 1,546,109 shares of common stock were outstanding during 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options and warrant to purchase common stock outstanding were $2.07-$6.10, $1.73-$6.10, and $1.77-$6.10 during 2011, 2010 and 2009, respectively. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share. It is also noted that the warrant to purchase 1,312,500 shares was repurchased by the Company on November 2, 2011.

STOCK-BASED COMPENSATION:

The Company uses the modified prospective method for accounting of stock-based compensation. The Company recognized $15,000, $18,000 and $11,000 of pretax compensation expense for the year 2011, 2010 and 2009. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for the grants: risk-free interest rates ranging from 2.19% to 3.83%; expected lives of 10 years; expected volatility ranging from 33.67% to 35.74% and expected dividend yields of 0%.

ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company presents the components of other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). These components are comprised of the change in the pension obligation and the unrealized holding gains (losses) on available for sale securities, net of any reclassification adjustments for realized gains and losses.

The following table sets forth the components of accumulated other comprehensive loss, net of tax:

	AT DECEMBER 31,
	2011	2010
	(IN THOUSANDS)
Pension obligation for defined benefit plan	$(8,116)	$(6,926)
Unrealized holding gains on available for sale securities	4,456	2,064

Total accumulated other comprehensive loss	$(3,660)	$(4,862)

CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, federal funds sold and short-term investments in money market funds. The Company made $97,000 in income tax payments in 2011; $174,000 in 2010; and $126,000 in 2009. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $169,000 in 2011; $788,000 in 2010; and $2,900,000 in 2009. The Company made total interest payments of $10,565,000 in 2011; $13,084,000 in 2010; and $15,963,000 in 2009.

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

RECENT ACCOUNTING STANDARDS:

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has provided the necessary disclosures in Note 6.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This ASU is not expected to have a significant impact on the Company’s financial statements.

2. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2011 and 2010, included $150,000 of reserves required to be maintained under Federal Reserve Bank regulations.

3. INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	AT DECEMBER 31, 2011
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$10,689	$48	$(28)	$10,709
U.S. Agency mortgage-backed securities	165,484	6,737	(7)	172,214

Total	$176,173	$6,785	$(35)	$182,923

Investment securities held to maturity:

	AT DECEMBER 31, 2011
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$9,280	$643	$—	$9,923
Other securities	3,000	—	(9)	2,991

Total	$12,280	$643	$(9)	$12,914

Investment securities available for sale:

	AT DECEMBER 31, 2010
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$15,956	$57	$(69)	$15,944
U.S. Agency mortgage-backed securities	145,727	3,714	(574)	148,867

Total	$161,683	$3,771	$(643)	$164,811

Investment securities held to maturity:

	AT DECEMBER 31, 2010
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$6,824	$452	$—	$7,276
Other securities	1,000	—	(9)	991

Total	$7,824	$452	$(9)	$8,267

Realized gains and losses are calculated by the specific identification method.

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2011, 98.4% of the portfolio was rated AAA as compared to

99.4% at December 31, 2010. None of the portfolio was rated below A or unrated on December 31, 2011. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders’ equity at December 31, 2011.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $83,235,000 at December 31, 2011 and $86,894,000 at December 31, 2010.

The Company realized $358,000 of gross investment losses and no investment security gains in 2011, and $157,000 of gross investment gains and no investment security losses in 2010, and $164,000 of gross investment gains and no investment security losses in 2009. On a net basis, the realized loss for 2011 was $236,000, after factoring the tax benefit of $122,000, and the realized gain for 2010 was $104,000, after factoring the tax expense of $53,000, and the realized gains in 2009 amounted to $108,000, after factoring in tax expense of $56,000. Proceeds from sales of investment securities available for sale were $16.5 million for 2011, $2.7 million for 2010, and $4.7 million during 2009.

The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values, and the weighted average yield for each type and range of maturity as of December 31, 2011. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. The Company’s consolidated investment securities portfolio had a modified duration of approximately 1.76 years. The weighted average expected maturity for available for sale securities at December 31, 2011 for U.S. Agency and U.S. Agency Mortgage-Backed was 3.57, and 3.72 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2011 for U.S. Agency Mortgage-Backed and other securities were 5.00 and 1.64 years.

Investment securities available for sale:

	AT DECEMBER 31, 2011
	U. S. AGENCY		U.S. AGENCY MORTGAGE- BACKED SECURITIES		TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$—	—%	$—	—%
After 1 year but within 5 years	10,689	1.87	—	—	10,689	1.87
After 5 years but within 10 years	—	—	15,403	3.95	15,403	3.95
After 10 years but within 15 years	—	—	76,272	2.96	76,272	2.96
Over 15 years	—	—	73,809	3.27	73,809	3.27

Total	$10,689	1.87	$165,484	3.19	$176,173	3.11

FAIR VALUE
Within 1 year	$—		$—		$—
After 1 year but within 5 years	10,709		—		10,709
After 5 years but within 10 years	—		16,313		16,313
After 10 years but within 15 years	—		79,085		79,085
Over 15 years	—		76,816		76,816

Total	$10,709		$172,214		$182,923

Investment securities held to maturity:

	AT DECEMBER 31, 2011
	U.S. AGENCY MORTGAGE- BACKED SECURITIES		OTHER		TOTAL INVESTMENT SECURITIES HELD TO MATURITY
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$1,000	0.64%	$1,000	0.64%
After 1 year but within 5 years	—	—	2,000	1.46	2,000	1.46
After 5 years but within 10 years	—	—	—	—	—	—
After 10 years but within 15 years	—	—	—	—	—	—
Over 15 years	9,280	4.45	—	—	9,280	4.45

Total	$9,280	4.45	$3,000	1.19	$12,280	3.69

FAIR VALUE
Within 1 year	$—		$1,000		$1,000
After 1 year but within 5 years	—		1,991		1,991
After 5 years but within 10 years	—		—		—
After 10 years but within 15 years	—		—		—
Over 15 years	9,923		—		9,923

Total	$9,923		$2,991		$12,914

The following tables present information concerning investments with unrealized losses as of December 31, 2011 (in thousands):

Investment securities available for sale:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$3,161	$(28)	$—	$—	$3,161	$(28)
U.S. Agency mortgage-backed securities	613	(7)	—	—	613	(7)

Total investment securities available for sale	$3,774	$(35)	$—	$—	$3,774	$(35)

Investment securities held to maturity:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Other securities	$1,991	$(9)	$—	$—	$1,991	$(9)

Total investment securities held to maturity	$1,991	$(9)	$—	$—	$1,991	$(9)

The following tables present information concerning investments with unrealized losses as of December 31, 2010 (in thousands):

Investment securities available for sale:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$4,204	$(69)	$—	$—	$4,204	$(69)
U.S. Agency mortgage-backed securities	38,202	(574)	—	—	38,202	(574)

Total investment securities available for sale	$42,406	$(643)	$—	$—	$42,406	$(643)

Investment securities held to maturity:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Other securities	$—	$—	$991	$(9)	$991	$(9)

Total investment securities held to maturity	$—	$—	$991	$(9)	$991	$(9)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are five positions that are considered temporarily impaired at December 31, 2011. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

4. LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2011	2010
	(IN THOUSANDS)
Commercial	$83,124	$78,322
Commercial loans secured by real estate	349,778	369,904
Real estate-mortgage	212,663	203,317
Consumer	18,172	19,233

Loans, net of unearned income	$663,737	$670,776

Loan balances at December 31, 2011 and 2010 are net of unearned income of $452,000 and $477,000, respectively. Real estate construction loans comprised 1.9% and 3.9% of total loans net of unearned income at December 31, 2011 and 2010, respectively. The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct credit exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2011 and 2010, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 100 mile radius of the Johnstown market.

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $612,000 and $1,028,000 at December 31, 2011 and 2010, respectively. An analysis of these related party loans follows:

	YEAR ENDED DECEMBER 31,
	2011	2010
	(IN THOUSANDS)
Balance January 1	$1,028	$1,183
New loans	584	198
Payments	(1,000)	(353)

Balance December 31	$612	$1,028

5. ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses follows:

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS)
Balance January 1	$19,765	$19,685	$8,910
Provision (credit) for loan losses	(3,575)	5,250	15,150
Recoveries on loans previously charged-off	1,374	461	755
Loans charged-off	(2,941)	(5,631)	(5,130)

Balance December 31	$14,623	$19,765	$19,685

The following table summarizes the rollforward of the allowance for loan losses by portfolio segment (in thousands).

	BALANCE AT DECEMBER 31, 2010	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2011
Commercial	$3,851	$(953)	$831	$(1,364)	$2,365
Commercial loans secured by real estate	12,717	(1,700)	331	(1,948)	9,400
Real estate- mortgage	1,117	(85)	53	185	1,270
Consumer	206	(203)	159	12	174
Allocation for general risk	1,874	—	—	(460)	1,414

Total	$19,765	$(2,941)	$1,374	$(3,575)	$14,623

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2011
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	TOTAL
	(IN THOUSANDS)
Individually evaluated for impairment	$—	$3,870	$—	$—	$3,870
Collectively evaluated for impairment	83,124	345,908	212,663	18,172	659,867

Total loans	$83,124	$349,778	$212,663	$18,172	$663,737

	AT DECEMBER 31, 2011
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
	(IN THOUSANDS)
Specific reserve allocation	$—	$968	$—	$—	$—	$968
General reserve allocation	2,365	8,432	1,270	174	1,414	13,655

Total allowance for loan losses	$2,365	$9,400	$1,270	$174	$1,414	$14,623

	AT DECEMBER 31, 2010
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	TOTAL
	(IN THOUSANDS)
Individually evaluated for impairment	$4,065	$8,082	$—	$—	$12,147
Collectively evaluated for impairment	74,257	361,822	203,317	19,233	658,629

Total loans	$78,322	$369,904	$203,317	$19,233	$670,776

	AT DECEMBER 31, 2010
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
	(IN THOUSANDS)
Specific reserve allocation	$1,905	$1,901	$—	$—	$—	$3,806
General reserve allocation	1,946	10,816	1,117	206	1,874	15,959

Total allowance for loan losses	$3,851	$12,717	$1,117	$206	$1,874	$19,765

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The loan categories used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio. The overall risk profile for the commercial loan segment is driven by non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, as the majority of the commercial portfolio is centered in these types of accounts. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans and home equity loans. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

Management evaluates for possible impairment any individual loan in the commercial segment with a loan balance in excess of $100,000 that is in nonaccrual status or classified as a Troubled Debt Restructure (TDR). Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a TDR.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs for collateral dependant loans. The method is selected on a loan-by loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

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

When reviewing an appraisal associated with an existing collateral real estate dependant transaction, the Assigned Risk department must determine if there have been material changes to the underlying assumptions in the appraisal which affect the original estimate of value. Some of the factors that could cause material changes to reported values include:

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

	DECEMBER 31, 2011
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECOREDED INVESTMENT	RELATED ALLOWANCE	RECOREDED INVESTMENT	RECOREDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial loans secured by real estate	$2,836	$968	$1,034	$3,870	$4,844

Total impaired loans	$2,836	$968	$1,034	$3,870	$4,844

	DECEMBER 31, 2010
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECOREDED INVESTMENT	RELATED ALLOWANCE	RECOREDED INVESTMENT	RECOREDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial	$4,041	$1,905	$24	$4,065	$4,842
Commercial loans secured by real estate	4,938	1,901	3,144	8,082	8,341

Total impaired loans	$8,979	$3,806	$3,168	$12,147	$13,183

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS)
Average impaired balance:
Commercial	$503	$3,591	$4,374
Commercial loans secured by real estate	4,479	14,611	6,874

Average investment in impaired loans	$4,982	$18,202	$11,248

Interest income recognized:
Commercial	$17	$90	$29
Commercial loans secured by real estate	150	368	46

Interest income recognized on a cash basis on impaired loans	$167	$458	$75

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced independent function which reports directly to the Board Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2011 required a minimum range-of-coverage of 60% to 70% of the commercial loan portfolio. Actual coverage was 57% of the aggregate commercial loan portfolio balance as of December 31, 2011 falling short of the required minimum level of coverage for 2011. During the first week of January 2012 the remaining loans were reviewed and coverage reached 60%.

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

	December 31, 2011
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$80,175	$2,186	$763	$—	$83,124
Commercial loans secured by real estate	305,066	28,138	16,244	330	349,778

Total	$385,241	$30,324	$17,007	$330	$432,902

	December 31, 2010
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$61,961	$8,797	$5,793	$1,771	$78,322
Commercial loans secured by real estate	306,555	33,165	29,754	430	369,904

Total	$368,516	$41,962	$35,547	$2,201	$448,226

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

	December 31, 2011
	PERFORMING	NON-PERFORMING
	(IN THOUSANDS)
Real estate- mortgage	$211,458	$1,205
Consumer	18,172	—

Total	$229,630	$1,205

	December 31, 2010
	PERFORMING	NON-PERFORMING
	(IN THOUSANDS)
Real estate- mortgage	$201,438	$1,879
Consumer	19,233	—

Total	$220,671	$1,879

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans.

	December 31, 2011
	CURRENT	30-59 DAYS PAST DUE	60-89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
		(IN THOUSANDS)
Commercial	$83,124	$—	$—	$—	$—	$83,124	$—
Commercial loans secured by real estate	347,671	650	—	1,457	2,107	349,778	—
Real estate- mortgage	209,060	2,133	629	841	3,603	212,663	—
Consumer	18,115	57	—	—	57	18,172	—

Total	$657,970	$2,840	$629	$2,298	$5,767	$663,737	$—

	December 31, 2010
	CURRENT	30-59 DAYS PAST DUE	60-89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
		(IN THOUSANDS)
Commercial	$74,667	$—	$—	$3,655	$3,655	$78,322	$—
Commercial loans secured by real estate	366,520	283	—	3,101	3,384	369,904	—
Real estate- mortgage	199,760	1,983	643	931	3,557	203,317	—
Consumer	19,160	29	44	—	73	19,233	—

Total	$660,107	$2,295	$687	$7,687	$10,669	$670,776	$—

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

As described in more detail in the Summary of Significant Accounting Policies section in Note 1, the Company uses a comprehensive methodology and procedural discipline to maintain an ALL to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The allowance consists of three elements: 1) an allowance established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency, non-performing and TDR loans, loan trends, economic trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy, financial information, and documentation exceptions, and 3) a general risk reserve which provides support for variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the Company’s loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. The qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company’s management to establish allocations which accommodate each of the listed risk factors.

“Pass” rated credits are segregated from “Criticized” and “Classified” credits for the application of qualitative factors.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

6. NON-PERFORMING ASSETS INCLUDING TROUBLED DEBT RESTRUCTURINGS

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments, (iii) performing loans classified as troubled debt restructuring and (iv) other real estate owned (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets).

The following tables present information concerning non-performing assets:

	AT DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial	$—	$3,679	$3,375
Commercial loans secured by real estate	3,870	6,731	11,716
Real estate-mortgage	1,205	1,879	2,025

Total	5,075	12,289	17,116

Other real estate owned:
Commercial loans secured by real estate	20	436	871
Real estate-mortgage	104	302	350

Total	124	738	1,221

Total restructured loans not in non-accrual (TDR)	—	1,337	—

Total non-performing assets including TDR	$5,199	$14,364	$18,337

Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.77%	2.12%	2.53%

The Company had no loans past due 90 days or more for the periods presented which were accruing interest.

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

The following table details the TDRs at December 31, 2011 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	5	$2,870	Extension of maturity date

The following table details the TDRs at December 31, 2010 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$1,337	Extension of maturity date

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same.

Once a loan is classified as a TDR, this classification will remain until documented improvement in the financial position of the account supports confidence that all principal and interest will be paid according to terms. Additionally, the customer must have re-established a track record of timely payments according to the restructured contract terms for a minimum of six (6) consecutive months prior to consideration for removing the loan from TDR status. However, a loan will continue to be on non-accrual status until, consistent with our policy, the borrower has made a minimum of six consecutive payments in accordance with the terms of the loan.

During the past 12 months, the Company had one restructured commercial real-estate loan in non-accrual status that defaulted from making the required payments. As a result of this, the Company sold the property at auction and recognized a charge-off of $701,000. The borrowers are making monthly payments to repay the Company for this charge-off. Additionally, we initiated foreclosure on three of the non-accrual commercial real-estate TDR’s in the second half of 2011 that were not performing under the restructured terms. One of the loans was subsequently repaid in full, and we recorded a net charge-off of $776,000 on the other two loans. The two restructured loans as of December 31, 2010, have been repaid in full.

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

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS)
Interest income due in accordance with original terms	$376	$1,086	$553
Interest income recorded	(167)	(458)	(75)

Net reduction in interest income	$209	$628	$478

7. PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2011	2010
	(IN THOUSANDS)
Land	$1,208	$1,208
Premises	23,534	22,780
Furniture and equipment	6,941	7,087
Leasehold improvements	516	512

Total at cost	32,199	31,587
Less: Accumulated depreciation and amortization	21,525	21,102

Net book value	$10,674	$10,485

The Company recorded depreciation expense of $1.5 million, $1.5 million and $1.6 million for 2011, 2010 and 2009, respectively.

8. DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2011	2010
	(IN THOUSANDS)
Demand:
Non-interest bearing	$141,982	$127,870
Interest bearing	62,568	59,206
Savings	82,899	76,762
Money market	195,410	173,234
Certificates of deposit in denominations of $100,000 or more	43,762	50,808
Other time	289,799	313,336

Total deposits	$816,420	$801,216

Interest expense on deposits consisted of the following:

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS)
Interest bearing demand	$153	$176	$256
Savings	256	397	530
Money market	1,063	1,622	2,437
Certificates of deposit in denominations of $100,000 or more	637	834	1,186
Other time	6,226	7,916	8,700

Total interest expense	$8,335	$10,945	$13,109

The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2011 maturing in the periods presented:

YEAR:	OTHER TIME DEPOSITS	CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
	(IN THOUSANDS)
2012	$144,945	$36,353
2013	59,942	5,781
2014	22,734	828
2015	13,698	400
2016	9,112	400
2017 and after	39,368	—

Total	$289,799	$43,762

The maturities on certificates of deposit greater than $100,000 or more as of December 31, 2011, are as follows:

(IN THOUSANDS)
MATURING IN:
Three months or less	$6,453
Over three through six months	24,383
Over six through twelve months	5,517
Over twelve months	7,409

Total	$43,762

9. FEDERAL FUNDS PURCHASED AND SHORT-TERM BORROWINGS

The outstanding balances and related information for federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2011
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$15,765
Maximum indebtedness at any month end	—	15,765
Average balance during year	49	1,167
Average rate paid for the year	0.32%	0.51%
Interest rate on year end balance	—	0.34

	AT DECEMBER 31, 2010
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$4,550
Maximum indebtedness at any month end	—	9,230
Average balance during year	9	3,110
Average rate paid for the year	0.51%	0.71%
Interest rate on year end balance	—	0.62

	AT DECEMBER 31, 2009
	FEDERAL FUNDS PURCHASED	OTHER SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$25,775
Maximum indebtedness at any month end	5,968	54,649
Average balance during year	1,358	19,670
Average rate paid for the year	0.50%	0.67%
Interest rate on year-end balance	—	0.62

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to one year in maturity. The average maturity was three days at the end of both 2011 and 2010, and two days at the end of 2009.

10.	ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Borrowings and advances from the FHLB consist of the following:

	AT DECEMBER 31, 2011
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS)
Overnight	0.34%	$15,765
2012	1.30	6,000

Total advances	1.30	6,000

Total FHLB borrowings	0.60%	$21,765

	AT DECEMBER 31, 2010
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS)
Overnight	0.62%	$4,550
2012	1.82	4,000
2013	2.04	5,000
2016 and after	6.44	750

Total advances	2.28	9,750

Total FHLB borrowings	1.75%	$14,300

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rate on the advances is fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage and commercial real-estate loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2011, the Company had immediately available $274 million of overnight borrowing capability at the FHLB and $77 million of unsecured federal funds lines with correspondent banks.

Guaranteed Junior Subordinated Deferrable Interest Debentures:

On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by AmeriServ Financial, Inc. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $255,000 as of December 31, 2011 and are included in other assets on the Consolidated Balance Sheets, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. The Company used $22.5 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in 2005 and 2004. The balance as of December 31, 2011 and 2010 was $13.1 million.

11. DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS

The following disclosures establish a hierarchal framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined within this hierarchy are as follows:

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2011 and 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liability Measured on a Recurring Basis

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2011 USING
	TOTAL	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets:
U.S. Agency securities	$10,709	$—	$10,709	$—
U.S. Agency mortgage- backed securities	172,214	—	172,214	—
Fair value of swap asset	346	—	346	—
Fair value of swap liability	346	—	346	—

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2010 USING
	TOTAL	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets:
U.S. Agency securities	$15,944	$—	$15,944	$—
U.S. Agency mortgage- backed securities	148,867	—	148,867	—
Fair value of swap asset	420	—	420	—
Fair value of swap liability	420	—	420	—

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At December 31, 2011, impaired loans with a carrying value of $3.9 million were reduced by specific valuation allowance totaling $968,000 resulting in a net fair value of $2.9 million. At December 31, 2010, impaired loans with a carrying value of $12.1 million were reduced by specific valuation allowance totaling $3.8 million resulting in a net fair value of $8.3 million.

OREO is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2011 USING
	TOTAL	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIGICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIVICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets:
Impaired loans	$2,902	$—	$—	$2,902
Other real estate owned	124	—	—	124

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2010 USING
	TOTAL	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIGICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIVICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets:
Impaired loans	$8,341	$—	$—	$8,341
Other real estate owned	738	—	—	738

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

Fair values have been determined by the Company using independent third party valuations that uses best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at December 31, 2011 and 2010, were as follows:

	2011		2010
	FAIR VALUE	CARRYING VALUE	FAIR VALUE	CARRYING VALUE
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$34,783	$34,783	$19,337	$19,337
Investment securities	195,837	195,203	173,078	172,635
Regulatory stock	8,016	8,016	9,358	9,358
Loans held for sale	7,195	7,110	7,542	7,405
Loans, net of allowance for loan loss and unearned income	655,357	649,114	651,866	651,011
Accrued income receivable	3,216	3,216	3,210	3,210
Bank owned life insurance	35,351	35,351	34,466	34,466
Fair value swap asset	346	346	420	420
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$482,859	$482,859	$437,072	$437,072
Deposits with stated maturities	338,683	333,561	369,972	364,144
Short-term borrowings	15,765	15,765	4,550	4,550
All other borrowings	23,606	19,085	25,419	22,835
Accrued interest payable	2,523	2,523	3,541	3,541
Fair value swap liability	346	346	420	420

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

13. INCOME TAXES

The expense for income taxes is summarized below:

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS)
Current	$95	$206	$170
Deferred	2,758	(126)	(3,220)

Income tax expense (benefit)	$2,853	$80	$(3,050)

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2011		2010		2009
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense (benefit) based on federal statutory rate	$3,193	34.0%	$463	34.0%	$(2,701)	(34.0)%
Tax exempt income	(325)	(3.5)	(443)	(32.5)	(443)	(5.6)
Other	(15)	(0.1)	60	4.4	94	1.2

Total expense (benefit) for income taxes	$2,853	30.4%	$80	5.9%	$(3,050)	(38.4)%

At December 31, 2011 and 2010, deferred taxes are included in the accompanying Consolidated Balance Sheets. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2011	2010
	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$4,972	$6,720
Unfunded commitment reserve	259	298
Premises and equipment	1,468	1,193
Accrued pension obligation	2,357	1,867
Net operating loss carryforwards	4,300	5,444
Alternative minimum tax credits	1,485	1,352
Other	419	504

Total tax assets	15,260	17,378

DEFERRED TAX LIABILITIES:
Investment accretion	(34)	(34)
Unrealized investment security gains	(2,295)	(1,064)
Other	(250)	(222)

Total tax liabilities	(2,579)	(1,320)

Net deferred tax asset	$12,681	$16,058

At December 31, 2011 and 2010, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize all net operating loss carryforwards and AMT tax credits.

The change in net deferred tax assets and liabilities consist of the following:

	YEAR ENDED DECEMBER 31,
	2011	2010
	(IN THOUSANDS)
Unrealized gains recognized in comprehensive income	$(1,231)	$(98)
Pension obligation of the defined benefit plan not yet recognized in income	612	357
Deferred provision for income taxes	(2,758)	(126)

Net (decrease) increase	$(3,377)	$133

The Company has alternative minimum tax credit carryforwards of approximately $1.5 million at December 31, 2011. These credits have an indefinite carryforward period. The Company also has a $12.6 million net operating loss carryforward that will begin to expire in the year 2025.

The Company utilizes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company has no tax liability for uncertain tax positions. The Company’s federal and state income tax returns for taxable years through 2007 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

14. EMPLOYEE BENEFIT PLANS

PENSION PLANS:

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock valued at $406,000 and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31, 2011.

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2011	2010
	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$23,337	$19,855
Service cost	1,335	1,097
Interest cost	1,198	1,186
Actuarial loss	1,385	2,129
Benefits paid	(1,546)	(930)

Benefit obligation at end of year	25,709	23,337

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	17,749	15,479
Actual return on plan assets	(123)	1,700
Employer contributions	2,100	1,500
Benefits paid	(1,546)	(930)

Fair value of plan assets at end of year	18,180	17,749

Funded status of the plan — under funded	$(7,529)	$(5,588)

	YEAR ENDED DECEMBER 31,
	2011	2010
	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Transition asset	$(25)	$(42)
Prior service cost	(58)	(51)
Net actuarial loss	13,033	10,743

Total	$12,950	$10,650

	YEAR ENDED DECEMBER 31,
	2011	2010
	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$23,016	$21,678

The weighted-average assumptions used to determine benefit obligations at December 31, 2011 and 2010 were as follows:

	YEAR ENDED DECEMBER 31,
	2011	2010
	(PERCENTAGES)
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	4.75%	5.25%
Salary scale	2.50	2.50

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,335	$1,097	$1,021
Interest cost	1,198	1,186	1,058
Expected return on plan assets	(1,582)	(1,467)	(1,234)
Amortization of prior year service cost	7	15	11
Amortization of transition asset	(17)	(17)	(17)
Recognized net actuarial loss	800	706	555

Net periodic pension cost	$1,741	$1,520	$1,394

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS)
Net loss	$3,090	$1,895	$1,433
Recognized loss	(800)	(705)	(555)
Recognized prior service cost	(7)	(15)	(11)
Recognized net initial asset	17	17	17

Total recognized in other comprehensive income (loss) before tax effect	$2,300	$1,192	$884

Total recognized in net benefit cost and other comprehensive income (loss) before tax effect	$4,041	$1,712	$2,278

The estimated net loss, prior service cost and transition asset for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are $1,048,000, $(19,000), and ($17,000), respectively.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 were as follows:

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(PERCENTAGES)
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	5.25%	5.75%	6.25%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	2.50	2.50	2.50

The Company has assumed an 8% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 15 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 60% of plan assets.

PLAN ASSETS:

The plan’s measurement date is December 31, 2011. This plan’s asset allocations at December 31, 2011 and 2010, by asset category are as follows:

	2011	2010
	(PERCENTAGES)
ASSET CATEGORY:
Cash and cash equivalents	—%	—%
Domestic equities	19	9
Mutual funds/ETFs	71	78
Agencies	—	1
Corporate bonds	10	12

Total	100%	100%

The major categories of assets in the Company’s Pension Plan as of year end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2011	2010
	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$—	$—
Domestic equities	3,402	1,550
Mutual funds/ETFs	12,918	13,909
Level 2:
Agencies	—	252
Corporate bonds	1,860	2,038

Total fair value of plan assets	$18,180	$17,749

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

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2011, 2.2% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

The Company presently expects that the contribution to be made to the Plan in 2012 will be approximately $1.5 million.

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid.

YEAR:	ESTIMATED FUTURE BENEFIT PAYMENTS
(IN THOUSANDS)
2012	$2,061
2013	2,169
2014	2,245
2015	2,209
2016	2,497
Years 2017 — 2021	12,879

401(k) PLAN:

The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 2% of contribution up to a maximum of 1%. The Company also contributes 4% of salaries for union members who are in the plan. Contributions by the Company charged to operations were $229,000 and $208,000 for the years ended December 31, 2011 and 2010, respectively. The fair value of plan assets includes $457,000 pertaining to the value of the Company’s common stock and Trust Preferred securities that are held by the plan at December 31, 2011.

Except for the above benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

15. LEASE COMMITMENTS

The Company’s obligation for future minimum lease payments on operating leases at December 31, 2011, is as follows:

YEAR:	FUTURE MINIMUM LEASE PAYMENTS
(IN THOUSANDS)
2012	$842
2013	648
2014	489
2015	480
2016	423
2017 and thereafter	2,282

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance. Rent expense included in total non-interest expense amounted to $665,000, $502,000 and $567,000, in 2011, 2010, and 2009, respectively.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2011 the Company had various outstanding commitments to extend credit approximating $124,820,000 and standby letters of credit of $10,991,000, compared to commitments to extend credit of $84,879,000 and standby letters of credit of $11,548,000 at December 31, 2010. Standby letters of credit had terms ranging from 1 to 2 years with annual extension options available. Standby letters of credit of approximately $5.0 million were secured as of December 31, 2011 and approximately $5.5 million at December 31, 2010. The carrying amount of the liability for AmeriServ obligations related to unfunded commitments and standby letters of credit was $759,000 at December 31, 2011 and $875,000 at December 31, 2010.

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

17. PREFERRED STOCK

SBLF:

On August 11, 2011, pursuant to the Small Business Lending Fund (SBLF), the Company issued and sold to the US Treasury 21,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E Preferred Stock) for the aggregate proceeds of $21 million. The SBLF is a voluntary program sponsored by the US Treasury that encourages small business lending by providing capital to qualified community banks at favorable rates. The initial interest rate on the Series E Preferred Stock has been initially set at 5% per annum and may be decreased to as low as 1% per annum if growth thresholds are met for qualified outstanding small business loans. The Company used the proceeds from the Series E Preferred Stock issued to the US Treasury to repurchase all 21,000 shares of its outstanding preferred shares previously issued to the US Treasury under the TARP Capital Purchase Program.

The Series E Preferred Stock has an aggregate liquidation preference of approximately $21 million and qualifies as Tier 1 Capital for regulatory purposes. The terms of the Series E Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, may fluctuate while the Series E Preferred Stock is outstanding based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank from its average level of QSBL at each of the four quarter ends leading up to June 30, 2010 (the “Baseline”) as follows:

DIVIDEND PERIOD ANNUALIZED		ANNUALIZED
BEGINNING	ENDING	DIVIDEND RATE
August 11, 2011	December 31, 2011	5.0%
January 1, 2012	December 31, 2013	1.0% to 5.0%
January 1, 2014	February 7, 2016	1.0% to 7.0%(1)
February 8, 2016	Redemption	9.0%(2)

(1)	Between January 1, 2014 and February 7, 2016, the dividend rate will be fixed at a rate in such range based upon the level of percentage change in QSBL between September 30, 2013 and the Baseline.
(2)	Beginning on February 8, 2016, the dividend rate will be fixed at nine percent (9%) per annum.

In addition to the applicable dividend rates described above, beginning on January 1, 2014 and on all dividend payment dates thereafter ending on April 1, 2016, if we fail to increase our level of QSBL compared to the Baseline, we will be required to pay a quarterly lending incentive fee of 0.5% of the liquidation value.

As long as shares of Series E Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) during any quarter in which we fail to declare and pay dividends on the Series E Preferred Stock and for the next three quarters following such failure. In addition, under the terms of the Series E Preferred Stock, we may only declare and pay dividends on our common stock (or repurchase shares of our common stock), if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least ninety percent (90%) of Tier 1 capital as of June 30, 2011, excluding any charge-offs and redemptions of the Series E Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning January 1, 2014, based upon the extent by which, if at all, the QSBL at September 30, 2013 has increased over the Baseline.

We may redeem the Series E Preferred Stock at any time at our option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends, subject to the approval of our federal banking regulator.

TARP CPP:

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or TARP) was enacted. On October 14, 2008, the US Treasury announced its intention to inject capital into financial institutions under the TARP Capital Purchase Program (the CPP). The CPP was a voluntary program designed to provide capital to healthy well managed financial institutions in order to increase the availability of credit to businesses and individuals and help stabilize the US financial system.

On December 19, 2008, the Company sold to the US Treasury for an aggregate purchase price of $21 million in cash 21,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D. In conjunction with the purchase of these senior preferred shares, the US Treasury also received a warrant to purchase up to 1,312,500 shares of the Company’s common stock. The warrant had a term of 10 years and was exercisable at any time, in whole or in part, at an exercise price of $2.40 per share. The $21 million in proceeds was allocated to the Series D Preferred Stock and the warrant based on their relative fair values at issuance (approximately $20.4 million was allocated to the Series D Preferred Stock and approximately $600,000 to the warrant). The difference between the initial value allocated to the Series D Preferred Stock of approximately $20.4 million and the liquidation value of $21 million was charged to retained earnings over the first five years of the contract. Cumulative dividends on Series D Preferred Stock were payable quarterly at 5% through December 19, 2013 and at a rate of 9% thereafter. The Company redeemed all of the shares of the Series D Preferred Stock on August 11, 2011 and repurchased the warrant from the US Treasury for $825,000 during 2011. As such, the Company has formally concluded its participation in the TARP CPP program.

18. STOCK COMPENSATION PLANS

The Company uses the modified perspective method for accounting for stock-based compensation and recognized $15,000 of pretax compensation expense for the year 2011, $18,000 in 2010 and $11,000 in 2009.

During 2011, the Company’s Board of Directors adopted, and its shareholders approved, the AmeriServ Financial, Inc. 2011 Stock Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 800,000 shares of common stock. This Plan replaced the expired 2001 Stock Option Plan. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company and its affiliates, as selected by the compensation committee of the Board of Directors. The option price at which a stock option granted during 2011 may be exercised was not less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, options vest over a three year period and become exercisable in equal installments over the vesting period. At times, options with a one year vesting period may also be issued.

A summary of the status of the Company’s Stock Incentive Plan at December 31, 2011, 2010, and 2009, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31
	2011		2010		2009
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	257,287	$3.18	293,609	$4.23	232,009	$4.90
Granted	58,575	2.25	105,041	1.78	69,100	1.69
Exercised	(750)	1.70	—	—	—	—
Forfeited	(1,500)	1.70	(141,363)	4.31	(7,500)	1.77

Outstanding at end of year	313,612	3.02	257,287	3.18	293,609	4.23

Exercisable at end of year	179,874	3.81	118,571	4.79	245,469	4.69
Weighted average fair value of options granted in current year		$0.51		$0.39		$0.37

A total of 179,874 of the 313,612 options outstanding at December 31, 2011, have exercise prices between $1.53 and $6.10, with a weighted average exercise price of $3.81 and a weighted average remaining contractual life of 4.78 years. All of these options are exercisable. The remaining 133,738 options that are not yet exercisable have exercise prices between $1.53 and $2.28, with a weighted average exercise price of $1.96 and a weighted average remaining contractual life of 8.61 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2011, 2010, and 2009.

	YEAR ENDED DECEMBER 31
BLACK-SCHOLES ASSUMPTION RANGES	2011	2010	2009
Risk-free interest rate	2.19-3.62%	3.21-3.83%	2.83-3.47%
Expected lives in years	10	10	10
Expected volatility	35.03-35.25%	34.60-35.74%	33.67-34.09%
Expected dividend rate	0%	0%	0%

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

In the case of purchases from AmeriServ Financial, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. During 2011, the Company issued no shares and at December 31, 2011 had 3,355 unissued reserved shares available under the Purchase Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Purchase Plan in the market for the relevant investment date.

20. INTANGIBLE ASSETS

The Company’s Consolidated Balance Sheets show both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill or core deposits). Goodwill has an indefinite live and is not amortized. Instead such intangible is evaluated for impairment at the reporting unit level at least annually. Any resulting impairment would be reflected as a non-interest expense. Of the Company’s goodwill of $12.6 million, $9.5 million is allocated to the retail banking segment and $3.1 million relates to the West Chester Capital Advisors (WCCA) acquisition which is included in the trust segment. Goodwill in both of these segments was evaluated for impairment on its annual impairment evaluation date. During the first quarter of 2011, the Company did reduce the goodwill allocated to West Chester Capital Advisors by $337,000. This reduction resulted from a purchase price adjustment as the principal of WCCA did not fully earn a deferred contingent payment that had been accrued for at the time of acquisition. The Company’s only intangible asset, other than goodwill, was its core deposit intangible, which fully amortized in 2009.

A reconciliation of the Company’s intangible goodwill balances for 2011 and 2010 is as follows (in thousands):

	AT DECEMBER 31,
	2011	2010
Balance January 1	$12,950	$12,950
Reduction from purchase price adjustment of WCCA	337	—

Balance December 31	$12,613	$12,950

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

The following table summarizes the interest rate swap transactions that impacted the Company’s 2011 performance:

START DATE	MATURITY DATE	HEDGE TYPE	NOTIONAL AMOUNT	RATE RECEIVED	RATE PAID	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
12/12/08	12/24/13	FAIR VALUE	$9,000,000	5.25%	2.73%	MONTHLY	$230,000
12/12/08	12/24/13	FAIR VALUE	9,000,000	2.73	5.25	MONTHLY	(230,000)

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

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial banking to businesses includes commercial loans, and commercial real-estate loans. The trust segment contains our wealth management businesses which include the Trust Company, West

Chester Capital Advisors, our registered investment advisory firm and financial services. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial services include the sale of mutual funds, annuities, and insurance products. The Wealth management businesses also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the Consolidated Results of Operations were as follows:

	YEAR ENDED DECEMBER 31, 2011
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,100	$13,860	$41	$(1,718)	$32,283
Provision (credit) for loan loss	(263)	(3,312)	—	—	(3,575)
Non-interest income	6,055	597	7,282	(365)	13,569
Non-interest expense	23,470	7,833	6,118	2,616	40,037

Income (loss) before income taxes	2,948	9,936	1,205	(4,699)	9,390
Income tax expense (benefit)	880	2,995	410	(1,432)	2,853

Net income (loss)	$2,068	$6,941	$795	$(3,267)	$6,537

Total assets	$337,869	$442,087	$3,917	$195,203	$979,076

	YEAR ENDED DECEMBER 31, 2010
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$18,940	$12,252	$60	$1,090	$32,342
Provision for loan loss	268	4,982	—	—	5,250
Non-interest income	6,875	663	6,286	143	13,967
Non-interest expense	23,906	7,463	6,013	2,315	39,697

Income (loss) before income taxes	1,641	470	333	(1,082)	1,362
Income tax expense (benefit)	379	(27)	111	(383)	80

Net income (loss)	$1,262	$497	$222	$(699)	$1,282

Total assets	$317,210	$455,609	$3,520	$172,635	$948,974

	YEAR ENDED DECEMBER 31, 2009
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$18,057	$11,924	$68	$2,385	$32,434
Provision for loan loss	523	14,627	—	—	15,150
Non-interest income	6,872	628	6,299	129	13,928
Non-interest expense	23,202	7,694	6,141	2,120	39,157

Income (loss) before income taxes	1,204	(9,769)	226	394	(7,945)
Income tax expense (benefit)	256	(3,399)	78	15	(3,050)

Net income (loss)	$948	$(6,370)	$148	$379	$(4,895)

Total assets	$323,053	$500,552	$3,538	$142,883	$970,026

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2011 and 2010, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 8.15% and 7.85% for 2011 and 2010, respectively.

	AS OF DECEMBER 31, 2011
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets) Consolidated	$120,315	17.60%	$54,702	8.00%	$68,377	10.00%
AmeriServ Financial Bank	101,406	14.96	54,231	8.00	67,789	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	111,683	16.33	27,351	4.00	41,026	6.00
AmeriServ Financial Bank	92,847	13.70	27,116	4.00	40,673	6.00
Tier 1 Capital (To Average Assets) Consolidated	111,683	11.66	38,317	4.00	47,896	5.00
AmeriServ Financial Bank	92,847	9.90	37,498	4.00	46,872	5.00

	AS OF DECEMBER 31, 2010
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets) Consolidated	$113,954	16.54%	$55,118	8.00%	$68,898	10.00%
AmeriServ Financial Bank	92,172	13.57	54,333	8.00	67,916	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	105,193	15.27	27,559	4.00	41,339	6.00
AmeriServ Financial Bank	83,533	12.30	27,166	4.00	40,749	6.00
Tier 1 Capital (To Average Assets) Consolidated	105,193	11.20	37,555	4.00	46,944	5.00
AmeriServ Financial Bank	83,533	9.13	36,588	4.00	45,735	5.00

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

BALANCE SHEETS

	AT DECEMBER 31,
	2011	2010
	(IN THOUSANDS)
ASSETS
Cash	$100	$100
Short-term investments in money market funds	4,430	2,632
Investment securities available for sale	11,269	13,996
Equity investment in banking subsidiary	103,010	97,156
Equity investment in non-banking subsidiaries	4,888	4,801
Guaranteed junior subordinated deferrable interest debenture issuance costs	256	271
Other assets	2,604	2,779

TOTAL ASSETS	$126,557	$121,735

LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$13,085	$13,085
Other liabilities	1,120	1,592

TOTAL LIABILITIES	14,205	14,677

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	112,352	107,058

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,557	$121,735

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,329	$2,362	$2,254
Dividends from banking subsidiary	2,500	—	—
Dividends from non-banking subsidiaries	620	205	460
Interest and dividend income	415	499	625

TOTAL INCOME	5,864	3,066	3,339

EXPENSE
Interest expense	1,121	1,121	1,121
Salaries and employee benefits	2,394	2,333	2,162
Other expense	1,477	1,529	1,441

TOTAL EXPENSE	4,992	4,983	4,724

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	872	(1,917)	(1,385)
Benefit for income taxes	764	722	627
Equity in undistributed earnings of subsidiaries	4,901	2,477	(4,137)

NET INCOME (LOSS)	$6,537	$1,282	$(4,895)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)	$6,537	$1,282	$(4,895)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(4,901)	(2,477)	4,137
Stock compensation expense	15	61	73
Other — net	(285)	(107)	(462)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,366	(1,241)	(1,147)

INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(3,049)	(4,044)	(16,099)
Proceeds from maturity of investment securities – available for sale	5,942	7,050	7,906
Capital contribution to banking subsidiary	—	(1,000)	(1,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,893	2,006	(9,193)

FINANCING ACTIVITIES
Purchase of treasury stock	(582)	—	—
Warrant repurchase	(825)	—	—
Preferred stock dividends paid	(1,054)	(1,050)	(951)

NET CASH USED IN FINANCING ACTIVITIES	(2,461)	(1,050)	(951)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,798	(285)	(11,291)
CASH AND CASH EQUIVALENTS AT JANUARY 1	2,732	3,017	14,308

CASH AND CASH EQUIVALENTS AT DECEMBER 31	$4,530	$2,732	$3,017

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. At December 31, 2011, our subsidiary Bank had $3.3 million of cash available for immediate dividends to the holding company under the applicable regulatory formulas. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. The subsidiary Bank had a combined $107,647,000 of restricted surplus and retained earnings at December 31, 2011.

25. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2011 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$10,346	$10,492	$10,530	$10,596
Interest expense	2,233	2,374	2,444	2,630

Net interest income	8,113	8,118	8,086	7,966
Provision (credit) for loan losses	(1,250)	(550)	(1,175)	(600)

Net interest income after provision for loan losses	9,363	8,668	9,261	8,566
Non-interest income	3,486	3,524	3,454	3,105
Non-interest expense	10,359	9,882	9,877	9,919

Income before income taxes	2,490	2,310	2,838	1,752
Provision for income taxes	720	744	900	489

Net income	$1,770	$1,566	$1,938	$1,263

Basic earnings per common share	$0.07	$0.05	$0.08	$0.05
Diluted earnings per common share	0.07	0.05	0.08	0.05
Cash dividends declared per common share	0.00	0.00	0.00	0.00

	2010 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$10,856	$11,060	$11,450	$11,465
Interest expense	2,866	3,037	3,242	3,344

Net interest income	7,990	8,023	8,208	8,121
Provision for loan losses	—	1,000	1,200	3,050

Net interest income after provision for loan losses	7,990	7,023	7,008	5,071
Non-interest income	3,766	3,513	3,388	3,300
Non-interest expense	10,373	9,774	9,786	9,764

Income (loss) before income taxes	1,383	762	610	(1,393)
Provision (benefit) for income taxes	269	153	133	(475)

Net income (loss)	$1,114	$609	$477	$(918)

Basic earnings (loss) per common share	$0.04	$0.02	$0.01	$(0.06)
Diluted earnings (loss) per common share	0.04	0.02	0.01	(0.06)
Cash dividends declared per common share	0.00	0.00	0.00	0.00

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

AmeriServ Financial, Inc.

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. (the “Company”) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ SR Snodgrass, A.C.

Wexford, Pennsylvania

March 9, 2012

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2011, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ GLENN L. WILSON	/s/ JEFFREY A. STOPKO
Glenn L. Wilson	Jeffrey A. Stopko
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

Johnstown, PA

February 16, 2012

STATEMENT OF MANAGEMENT RESPONSIBILITY

February 16, 2012

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Management Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2011 is included in Item 8.

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

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2011 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011.	Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011.

3.2	Bylaws, as amended and restated on December 17, 2009.	Exhibit 3.2 to Form 8-K Filed on December 23, 2009

10.1	Agreement, dated July 22, 2009, between AmeriServ Financial, Inc. and Glenn L. Wilson.	Exhibit 10.1 to Form 8-K Filed July 28, 2009

10.2	Securities Purchase Agreement, dated August 11, 2011, between AmeriServ Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock.	Exhibit 10.1 to Form 8-K filed on August 12, 2011

10.3	Repurchase Letter Agreement dated August 11, 2011, between AmeriServ Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock.	Exhibit 10.2 to Form 8-K filed on August 12, 2011

10.4	Letter Agreement, dated November 2, 2011, between AmeriServ Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase of the Warrant.	Exhibit 10.1 to Form 8-K filed on November 2, 2011

10.5	AmeriServ Financial Inc. 2011 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 21, 2011

21.1	Subsidiaries of the Registrant.	Below

23.1	Consent of Independent Registered Public Accounting Firm	Below

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Below

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Below

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Below

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Below

99.1	Chief Executive Officer Certification pursuant to 31 C.F.R. § 30.15	Below

99.2	Chief Financial Officer Certification pursuant to 31 C.F.R. § 30.15	Below

101	The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.	Below

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

By:	/s/ Glenn L. Wilson
Glenn L. Wilson
President & CEO

Date: February 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2012:

/s/ Craig G. Ford	Chairman
Craig G. Ford	Director

/s/ Glenn L. Wilson	President, CEO & Director	/s/ Jeffrey A. Stopko	EVP & CFO
Glenn L. Wilson		Jeffrey A. Stopko

/s/ J. Michael Adams, Jr.	Director	/s/ Very Rev. Christian R. Oravec	Director
J. Michael Adams, Jr.		Very Rev. Christian R. Oravec

/s/ Allan R. Dennison	Director	/s/ Mark E. Pasquerilla	Director
Allan R. Dennison		Mark E. Pasquerilla

/s/ Daniel R. DeVos	Director	/s/ Howard M. Picking, III	Director
Daniel R. DeVos		Howard M. Picking, III

/s/ James C. Dewar	Director	/s/ Sara A. Sargent	Director
James C. Dewar		Sara A. Sargent

/s/ Bruce E. Duke, III	Director	/s/ Thomas C. Slater	Director
Bruce E. Duke, III		Thomas C. Slater

/s/ James M. Edwards, Sr.	Director	/s/ Robert L. Wise	Director
James M. Edwards, Sr.		Robert L. Wise

/s/ Kim W. Kunkle	Director
Kim W. Kunkle

/s/ Margaret A. O’Malley	Director
Margaret A. O’Malley

AMERISERV FINANCIAL, INC.

	AMERISERV FINANCIAL BANK OFFICE LOCATIONS			REMOTE ATM BANKING LOCATIONS

*	Main Office Downtown 216 Franklin Street PO Box 520 Johnstown, PA 15907-0520 1-800-837-BANK (2265)	*	Seward Office 1 Roadway Plaza 6858 Route 711 Suite One Seward, PA 15954-9501	East Hills Drive-up, 1213 Scalp Avenue, Johnstown Main Office, 216 Franklin Street, Johnstown

†*	Westmont Office 110 Plaza Drive Johnstown, PA 15905-1211	*	Windber Office 1501 Somerset Avenue Windber, PA 15963-1745	The Galleria, Johnstown Cambria County War Memorial Arena, 326 Napoleon Street, Johnstown

†*	University Heights Office 1404 Eisenhower Boulevard Johnstown, PA 15904-3218	*	Central City Office 104 Sunshine Avenue Central City, PA 15926-1129	AMERISERV LOAN PRODUCTION LOCATIONS

*	Eighth Ward Office 1059 Franklin Street Johnstown, PA 15905-4303	*	Somerset Office 108 W. Main Street Somerset, PA 15501-2035	Main Office Downtown 216 Franklin Street PO Box 520 Johnstown, PA 15907-0520

*	West End Office 163 Fairfield Avenue Johnstown, PA 15906-2347	*	Derry Office 112 South Chestnut Street Derry, PA 15627-1938	Altoona Office 3415 Pleasant Valley Boulevard Pleasant Valley Shopping Center Altoona, PA 16602-4321

*	Carrolltown Office 101 South Main Street Carrolltown, PA 15722-0507	*	South Atherton Office 734 South Atherton Street State College, PA 16801-4628	Harrisburg Office 2080 Linglestown Road Suite 107 Harrisburg, PA 17110-9693

*	Northern Cambria Office 4206 Crawford Avenue Suite 1 Northern Cambria, PA 15714-1342	*	Pittsburgh Office 60 Boulevard of the Allies Suite 100 Pittsburgh, PA 15222-1232	Hagerstown Office 1829 Howell Road Suite 3 Hagerstown, MD 21740-6606

†*	Lovell Park Office 179 Lovell Avenue Ebensburg, PA 15931-1864	*	North Atherton Office 1857 N. Atherton Street State College, PA 16803-1521	Pittsburgh Loan Center 300 Penn Center Boulevard Suite 402 Pittsburgh, PA 15235-5507

*	Nanty Glo Office 1383 Shoemaker Street Nanty Glo, PA 15943-1254	*= †=	24-Hour ATM Banking Available Seven Day a Week Banking Available
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