Form 10-Q
period 2012-03-31
AMERISERV FINANCIAL INC /PA/
filed 2012-05-09
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common Stock, par value $0.01	19,420,521

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from depository institutions	$18,604	$26,938
Interest bearing deposits	2,709	1,716
Short-term investments in money market funds	4,689	6,129

Cash and cash equivalents	26,002	34,783
Investment securities:
Available for sale	178,262	182,923
Held to maturity (fair value $12,425 on March 31, 2012 and $12,914 on December 31, 2011)	11,827	12,280
Loans held for sale	2,953	7,110
Loans	668,863	664,189
Less: Unearned income	488	452
Allowance for loan losses	13,778	14,623

Net loans	654,597	649,114
Premises and equipment, net	10,821	10,674
Accrued interest income receivable	3,146	3,216
Goodwill	12,613	12,613
Bank owned life insurance	35,566	35,351
Net deferred tax asset	12,182	12,681
Federal Home Loan Bank stock	5,597	5,891
Federal Reserve Bank stock	2,125	2,125
Prepaid federal deposit insurance	1,714	1,814
Other assets	9,996	8,501

TOTAL ASSETS	$967,401	$979,076

LIABILITIES
Non-interest bearing deposits	$149,124	$141,982
Interest bearing deposits	670,981	674,438

Total deposits	820,105	816,420

Short-term borrowings	1,390	15,765
Advances from Federal Home Loan Bank	5,000	6,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085

Total borrowed funds	19,475	34,850

Other liabilities	15,551	15,454

TOTAL LIABILITIES	855,131	866,724

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on March 31, 2012 and December 31, 2011.	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,397,040 shares issued and 20,465,521 outstanding on March 31, 2012; 26,397,040 shares issued and 20,921,021 outstanding on December 31, 2011	264	264
Treasury stock at cost, 5,931,519 shares on March 31, 2012 and 5,476,019 shares on December 31, 2011	(70,326)	(69,241)
Capital surplus	145,067	145,061
Retained earnings	20,231	18,928
Accumulated other comprehensive loss, net	(3,966)	(3,660)

TOTAL SHAREHOLDERS’ EQUITY	112,270	112,352

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$967,401	$979,076

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
INTEREST INCOME
Interest and fees on loans	$8,729	$9,083
Interest bearing deposits	1	—
Short-term investments in money market funds	3	3
Federal funds sold	—	4
Investment securities:
Available for sale	1,279	1,411
Held to maturity	112	95

Total Interest Income	10,124	10,596

INTEREST EXPENSE
Deposits	1,762	2,294
Short-term borrowings	4	1
Advances from Federal Home Loan Bank	20	55
Guaranteed junior subordinated deferrable interest debentures	280	280

Total Interest Expense	2,066	2,630

NET INTEREST INCOME	8,058	7,966
Provision (credit) for loan losses	(625)	(600)

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	8,683	8,566

NON-INTEREST INCOME
Trust fees	1,697	1,556
Investment advisory fees	193	198
Net realized losses on investment securities	—	(358)
Net gains on loans held for sale	276	262
Service charges on deposit accounts	535	472
Bank owned life insurance	215	216
Other income	758	759

Total Non-Interest Income	3,674	3,105

NON-INTEREST EXPENSE
Salaries and employee benefits	5,986	5,500
Net occupancy expense	729	757
Equipment expense	451	429
Professional fees	923	980
Supplies, postage and freight	233	239
Miscellaneous taxes and insurance	355	349
Federal deposit insurance expense	129	462
Other expense	1,308	1,203

Total Non-Interest Expense	10,114	9,919

PRETAX INCOME	2,243	1,752
Provision for income tax expense	678	489

NET INCOME	1,565	1,263
Preferred stock dividends and accretion of preferred stock discount	263	290

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,302	$973

PER COMMON SHARE DATA:
Basic:
Net income	$0.06	$0.05
Average number of shares outstanding	20,679	21,208
Diluted:
Net income	$0.06	$0.05
Average number of shares outstanding	20,722	21,230
Cash dividends declared	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
COMPREHENSIVE INCOME
Net income	$1,565	$1,263

Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	(400)	(58)
Income tax effect	136	19
Unrealized holding losses on available for sale securities arising during period	(62)	(140)
Income tax effect	20	48
Reclassification adjustment for losses on available for sale securities included in net income	—	358
Income tax effect	—	(121)

Other comprehensive income (loss)	(306)	106

Comprehensive income	$1,259	$1,369

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES
Net income	$1,565	$1,263
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(625)	(600)
Depreciation expense	375	378
Net amortization of investment securities	262	174
Net realized losses on investment securities available for sale	—	358
Net gains on loans held for sale	(276)	(262)
Amortization of deferred loan fees	(45)	(82)
Origination of mortgage loans held for sale	(17,168)	(11,525)
Sales of mortgage loans held for sale	21,601	17,992
Decrease (increase) in accrued interest income receivable	70	(240)
Decrease in accrued interest expense payable	(325)	(869)
Earnings on bank owned life insurance	(215)	(216)
Deferred income taxes	521	(519)
Stock based compensation expense	6	6
Decrease in prepaid Federal Deposit Insurance	100	433
Net (increase) decrease in other assets	(1,372)	4,808
Net increase in other liabilities	22	1,102

Net cash provided by operating activities	4,496	12,201

INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(11,517)	(49,413)
Purchases of investment securities – held to maturity	—	(1,991)
Proceeds from sales of investment securities – available for sale	—	16,518
Proceeds from maturities of investment securities – available for sale	15,852	10,771
Proceeds from maturities of investment securities – held to maturity	453	441
Proceeds from redemption of regulatory stock	294	361
Long-term loans originated	(37,246)	(16,883)
Principal collected on long-term loans	36,401	47,072
Loans purchased or participated	(4,000)	(3,845)
Sale of other real estate owned	—	182
Purchases of premises and equipment	(521)	(335)

Net cash (used in) provided by investing activities	(284)	2,878

FINANCING ACTIVITIES
Net increase in deposit balances	3,730	13,839
Net decrease in other short-term borrowings	(14,375)	(4,550)
Principal repayments on advances from Federal Home Loan Bank	(1,000)	(14)
Purchases of treasury stock	(1,085)	—
Preferred stock dividends	(263)	(263)

Net cash (used in) provided by financing activities	(12,993)	9,012

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,781)	24,091
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,783	19,337

CASH AND CASH EQUIVALENTS AT MARCH 31	$26,002	$43,428

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a state-chartered full service bank with 18 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.5 billion that are not recognized on the Company’s balance sheet at March 31, 2012. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

3.	Accounting Policies

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Additional disclosures have been provided in Note 16.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has elected to provide the separate statement disclosure.

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

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options and warrants to purchase 261,583 common shares, at exercise prices ranging from $2.57 to $6.10, and 1,478,417 common shares, at exercise prices ranging from $2.20 to $6.10, were outstanding as of March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends and accretion of discount on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended March 31,
	2012	2011
	(In thousands, except per share data)
Numerator:
Net income	$1,565	$1,263
Preferred stock dividends and accretion of preferred stock discount	263	290

Net income available to common shareholders	$1,302	$973

Denominator:
Weighted average common shares outstanding (basic)	20,679	21,208
Effect of stock options/warrants	43	22

Weighted average common shares outstanding (diluted)	20,722	21,230

Earnings per common share:
Basic	$0.06	$0.05
Diluted	0.06	0.05

5.	Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds. The Company made $23,000 in income tax payments in the first three months of 2012 as compared to $5,000 for the first three months of 2011. The Company made total interest payments of $2,391,000 in the first three months of 2012 compared to $3,499,000 in the same 2011 period. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $35,000 and $34,000 in the first quarters of 2012 and 2011, respectively.

6.	Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	March 31, 2012
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency	$7,182	$46	$(39)	$7,189
U.S. Agency mortgage- backed securities	161,402	6,758	(46)	168,114
Corporate bonds	2,990	—	(31)	2,959

Total	$171,574	$6,804	$(116)	$178,262

Investment securities held to maturity (HTM):

	March 31, 2012
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency mortgage- backed securities	$8,827	$606	$—	$9,433
Other securities	3,000	—	(8)	2,992

Total	$11,827	$606	$(8)	$12,425

Investment securities available for sale (AFS):

	December 31, 2011
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency	$10,689	$48	$(28)	$10,709
U.S. Agency mortgage- backed securities	165,484	6,737	(7)	172,214

Total	$176,173	$6,785	$(35)	$182,923

Investment securities held to maturity (HTM):

	December 31, 2011
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency mortgage- backed securities	$9,280	$643	$—	$9,923
Other securities	3,000	—	(9)	2,991

Total	$12,280	$643	$(9)	$12,914

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At March 31, 2012, 97.3% of the portfolio was rated “AAA” as compared to 98.4% at December 31, 2011. None of the portfolio was rated below “A” or unrated at March 31, 2012. The Company has no exposure to subprime mortgage loans in the investment portfolio. At March 31, 2012, the Company’s consolidated investment securities portfolio had a modified duration of approximately 2.03 years. Total proceeds from the sale of AFS securities were $16.5 million in the first three months of 2011. The Company had no such sales in the first quarter of 2012. The Company had no gross gains or losses on investment security sales in the first three months of 2012 compared to $358,000 of gross investment security losses for the first three months of 2011.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $81,530,000 at December 31, 2012 and $83,235,000 at December 31, 2011.

The following tables present information concerning investments with unrealized losses as of March 31, 2012 and December 31, 2011 (in thousands):

Investment securities available for sale:

	March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency	$—	$—	$3,020	$(39)	$3,020	$(39)
U.S. Agency mortgage-backed securities	7,228	(42)	544	(4)	7,772	(46)
Corporate bonds	2,959	(31)	—	—	2,959	(31)

Total	$10,187	$(73)	$3,564	$(43)	$13,751	$(116)

Investment securities held to maturity:

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
	March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other securities	$1,992	$(7)	$1,000	$(1)	$2,992	$(8)

Total	$1,992	$(7)	$1,000	$(1)	$2,992	$(8)

Investment securities available for sale:

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency	$3,161	$(28)	$—	$—	$3,161	$(28)
U.S. Agency mortgage-backed securities	613	(7)	—	—	613	(7)

Total	$3,774	$(35)	$—	$—	$3,774	$(35)

Investment securities held to maturity:

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other securities	$1,991	$(9)	$—	$—	$1,991	$(9)

Total	$1,991	$(9)	$—	$—	$1,991	$(9)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are ten positions that are considered temporarily impaired at March 31, 2012, an increase of five from December 31, 2011. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at March 31, 2012, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Investment securities available for sale:

	March 31, 2012
Cost Basis	U.S. Agency	U.S. Agency Mortgage- Backed Securities	Corporate Bonds	Total Investment Securities Available For Sale

Within 1 year	$—	$—	$—	$—
After 1 year but within 5 years	7,182	—	2,990	10,172
After 5 years but within 10 years	—	14,061	—	14,061
After 10 years but within15 years	—	72,951	—	72,951
Over 15 years	—	74,390	—	74,390

Total	$7,182	$161,402	$2,990	$171,574

	March 31, 2012
Fair Value	U.S. Agency	U.S. Agency Mortgage- Backed Securities	Corporate Bonds	Total Investment Securities Available For Sale

Within 1 year	$—	$—	$—	$—
After 1 year but within 5 years	7,189	—	2,959	10,148
After 5 years but within 10 years	—	14,956	—	14,956
After 10 years but within 15 years	—	75,867	—	75,867
Over 15 years	—	77,291	—	77,291

Total	$7,189	$168,114	$2,959	$178,262

Investment securities held to maturity:

	March 31, 2012
Cost Basis	U.S. Agency Mortgage- Backed Securities	Other Securities	Total Investment Securities Held To Maturity

Within 1 year	$—	$1,000	$1,000
After 1 year but within 5 years	—	2,000	2,000
After 5 years but within 10 years	—	—	—
After 10 years but within 15 years	—	—	—
Over 15 years	8,827	—	8,827

Total	$8,827	$3,000	$11,827

	March 31, 2012
Fair Value	U.S. Agency Mortgage- Backed Securities	Other Securities	Total Investment Securities Held To Maturity

Within 1 year	$—	$1,000	$1,000
After 1 year but within 5 years	—	1,992	1,992
After 5 years but within 10 years	—	—	—
After 10 years but within 15 years	—	—	—
Over 15 years	9,433	—	9,433

Total	$9,433	$2,992	$12,425

7.	Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Commercial	$89,984	$83,124
Commercial loans secured by real estate	348,342	349,778
Real estate – mortgage	212,717	212,663
Consumer	17,332	18,172

Loans, net of unearned income	$668,375	$663,737

Loan balances at March 31, 2012 and December 31, 2011 are net of unearned income of $488,000 and $452,000, respectively. Real estate-construction loans comprised 2.2%, and 1.9% of total loans, net of unearned income, at March 31, 2012 and December 31, 2011, respectively. The Company has no exposure to subprime mortgage loans in the loan portfolio.

8.	Allowance for Loan Losses

The following table summarizes the rollforward of the allowance for loan losses by portfolio segment (in thousands).

	Balance at December 31, 2011	Charge- Offs	Recoveries	Provision (Credit)	Balance at March 31, 2012
Commercial	$2,365	$(99)	$22	$195	$2,483
Commercial loans secured by real estate	9,400	(141)	30	(734)	8,555
Real estate- mortgage	1,270	(40)	24	(4)	1,250
Consumer	174	(27)	11	8	166
Allocation for general risk	1,414	—	—	(90)	1,324

Total	$14,623	$(307)	$87	$(625)	$13,778

	Balance at December 31, 2010	Charge- Offs	Recoveries	Provision (Credit)	Balance at March 31, 2011
Commercial	$3,851	$(699)	$160	$2,375	$5,687
Commercial loans secured by real estate	12,717	(638)	1	(2,972)	9,108
Real estate- mortgage	1,117	(11)	24	120	1,250
Consumer	206	(33)	56	(31)	198
Allocation for general risk	1,874	—	—	(92)	1,782

Total	$19,765	$(1,381)	$241	$(600)	$18,025

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At March 31, 2012
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$51	$3,595	$—	$—	$3,646
Collectively evaluated for impairment	89,933	344,747	212,717	17,332	664,729

Total loans	$89,984	$348,342	$212,717	$17,332	$668,375

	At March 31, 2012
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$2	$953	$—	$—	$—	$955
General reserve allocation	2,481	7,602	1,250	166	1,324	12,823

Total allowance for loan losses	$2,483	$8,555	$1,250	$166	$1,324	$13,778

	At December 31, 2011
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$—	$3,870	$—	$—	$3,870
Collectively evaluated for impairment	83,124	345,908	212,663	18,172	659,867

Total loans	$83,124	$349,778	$212,663	$18,172	$663,737

	At December 31, 2011
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$—	$968	$—	$—	$—	$968
General reserve allocation	2,365	8,432	1,270	174	1,414	13,655

Total allowance for loan losses	$2,365	$9,400	$1,270	$174	$1,414	$14,623

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

•

changes in underlying economic and market assumptions, such as material changes in current and projected vacancy, absorption rates, capitalization rates, lease terms, rental rates, sales prices, concessions, construction overruns and delays, zoning changes, etc.; and/or

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

	March 31, 2012
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans	$51	$2	$—	$51	$51
Commercial loans secured by real estate	2,603	953	992	3,595	4,605

Total impaired loans	$2,654	$955	$992	$3,646	$4,656

	December 31, 2011
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$2,836	$968	$1,034	$3,870	$4,844

Total impaired loans	$2,836	$968	$1,034	$3,870	$4,844

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended March 31,
	2012	2011
Commercial	$26	$2,344
Commercial loans secured by real estate	3,732	6,821

Average investment in impaired loans	$3,758	$9,165

Interest income recognized:
Commercial	$—	$20
Commercial loans secured by real estate	—	153

Interest income recognized on a cash basis on impaired loans	$—	$173

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced independent function which reports directly to the Board Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2012 requires review of a minimum 55% of the commercial loan portfolio.

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

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$87,691	$1,955	$338	$—	$89,984
Commercial loans secured by real estate	312,770	17,262	17,980	330	348,342

Total	$400,461	$19,217	$18,318	$330	$438,326

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$80,175	$2,186	$763	$—	$83,124
Commercial loans secured by real estate	305,066	28,138	16,244	330	349,778

Total	$385,241	$30,324	$17,007	$330	$432,902

It is generally the policy of the Bank that the outstanding balance of any residential mortgage loan that exceeds 90-days past due as to principal and/or interest is transferred to non-accrual status and an evaluation is completed to determine the fair value of the collateral less selling costs, unless the balance is minor. A charge down is recorded for any deficiency balance determined from the collateral evaluation. The remaining non-accrual balance is reported as impaired with no specific allowance. It is the policy of the Bank that the outstanding balance of any consumer loan that exceeds 90-days past due as to principal and/or interest is charged off. The following tables present the performing and non-performing outstanding balances of the residential and consumer portfolios (in thousands).

	March 31, 2012
	Performing	Non-Performing
Real estate- mortgage	$211,714	$1,003
Consumer	17,332	—

Total	$229,046	$1,003

	December 31, 2011
	Performing	Non-Performing
Real estate- mortgage	$211,458	$1,205
Consumer	18,172	—

Total	$229,630	$1,205

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	March 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$89,922	$62	$—	$—	$62	$89,984	$—
Commercial loans secured by real estate	346,389	501	—	1,452	1,953	348,342	—
Real estate- mortgage	210,746	1,410	473	88	1,971	212,717	12
Consumer	17,255	29	48	—	77	17,332	—

Total	$664,312	$2,002	$521	$1,540	$4,063	$668,375	$12

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$83,124	$—	$—	$—	$—	$83,124	$—
Commercial loans secured by real estate	347,671	650	—	1,457	2,107	349,778	—
Real estate- mortgage	209,060	2,133	629	841	3,603	212,663	—
Consumer	18,115	57	—	—	57	18,172	—

Total	$657,970	$2,840	$629	$2,298	$5,767	$663,737	$—

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

9.	Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	March 31, 2012	December 31, 2011
Non-accrual loans
Commercial	$—	$—
Commercial loans secured by real estate	3,507	3,870
Real estate-mortgage	1,003	1,205

Total	4,510	5,075

Past due 90 days and still accruing
Real estate-mortgage	12	—

Total	12	—

Other real estate owned
Commercial loans secured by real estate	24	20
Real estate-mortgage	115	104

Total	139	124

TDR’s not in non-accrual	140	—

Total non-performing assets including TDR	$4,801	$5,199

Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.72%	0.77%

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

The following table details the TDRs at March 31, 2012 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$140	Extension of maturity date

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	4	$2,527	Extension of maturity date

The following table details the TDRs at December 31, 2011 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	5	$2,870	Extension of maturity date

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

During the first quarter of 2012, the Company had one restructured commercial real-estate loan, that was transferred during the past 12 months into non-accrual status, that subsequently defaulted, and was sold to an independent party for $275,000. The Company charged down the loan by $32,000 to facilitate the sale.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at fair value minus estimated costs to sell.

The following table sets forth, for the periods indicated, (1) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (2) the amount of interest income actually recorded on such loans, and (3) the net reduction in interest income attributable to such loans (in thousands).

	Three months ended March 31,
	2012	2011
Interest income due in accordance with original terms	$84	$135
Interest income recorded	—	(173)

Net reduction (increase) in interest income	$84	$(38)

10.	Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At March 31, 2012
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$1,390	0.25%

Advances	2012	5,000	1.29

Total advances		5,000	1.29

Total FHLB borrowings		$6,390	1.06%

	At December 31, 2011
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$15,765	0.34%

Advances	2012	6,000	1.30

Total advances		6,000	1.30

Total FHLB borrowings		$21,765	0.60%

The rate on Open Repo Plus advances can change daily, while the rates on the advances are fixed until the maturity of the advance.

11.	Preferred Stock

SBLF:

On August 11, 2011, pursuant to the Small Business Lending Fund (SBLF), the Company issued and sold to the US Treasury 21,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E Preferred Stock) for the aggregate proceeds of $21 million. The SBLF is a voluntary program sponsored by the US Treasury that encourages small business lending by providing capital to qualified community banks at favorable rates. The interest rate on the Series E Preferred Stock has been initially set at 5% per annum and may be decreased to as low as 1% per annum if growth thresholds are met for qualified outstanding small business loans. The Company used the proceeds from the Series E Preferred Stock issued to the US Treasury to repurchase all 21,000 shares of its outstanding preferred shares previously issued to the US Treasury under the TARP Capital Purchase Program.

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

Dividend Period Annualized		Annualized
Beginning	Ending	Dividend Rate
August 11, 2011	December 31, 2011	5.0%
January 1, 2012	December 31, 2013	1.0% to 5.0%
January 1, 2014	February 7, 2016	1.0% to 7.0	%(1)
February 8, 2016	Redemption	9.0	%(2)

(1)	Between January 1, 2014 and February 7, 2016, the dividend rate will be fixed at a rate in such range based upon the level of percentage change in QSBL between September 30, 2013 and the Baseline.
(2)	Beginning on February 8, 2016, the dividend rate will be fixed at nine percent (9%) per annum.

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

12.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2012, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 8.24% at March 31, 2012 (in thousands, except ratios).

	At March 31, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$121,345	17.22%	$56,359	8.00%	$70,449	10.00%
AmeriServ Financial Bank	101,993	14.60	55,887	8.00	69,859	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	112,468	15.96	28,180	4.00	42,269	6.00
AmeriServ Financial Bank	93,189	13.34	27,944	4.00	41,916	6.00
Tier 1 Capital (To Average Assets) Consolidated	112,468	11.83	38,015	4.00	47,518	5.00
AmeriServ Financial Bank	93,189	10.03	37,158	4.00	46,447	5.00

	At December 31, 2011
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Amount	Ratio	Amount
Total Capital (To Risk Weighted Assets) Consolidated	$120,315	17.60%	$54,702	8.00%	$68,377	10.00%
AmeriServ Financial Bank	101,406	14.96	54,231	8.00	67,789	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	111,683	16.33	27,351	4.00	41,026	6.00
AmeriServ Financial Bank	92,847	13.70	27,116	4.00	40,673	6.00
Tier 1 Capital (To Average Assets) Consolidated	111,683	11.66	38,317	4.00	47,896	5.00
AmeriServ Financial Bank	92,847	9.90	37,498	4.00	46,872	5.00

13.	Segment Results

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

The contribution of the major business segments to the Consolidated Results of Operations for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three months ended March 31, 2012		March 31, 2012
	Total revenue	Net income (loss)	Total assets
Retail banking	$6,703	$841	$325,790
Commercial banking	3,594	1,246	447,279
Trust	1,977	252	4,243
Investment/Parent	(542)	(774)	190,089

Total	$11,732	$1,565	$967,401

	Three months ended March 31, 2011		March 31, 2011
	Total revenue	Net income (loss)	Total assets
Retail banking	$6,299	$187	$331,705
Commercial banking	3,348	1,558	429,967
Trust	1,819	183	4,123
Investment/Parent	(395)	(665)	195,272

Total	$11,071	$1,263	$961,067

14.	Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $137.2 million and standby letters of credit of $10.2 million as of March 31, 2012. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three months ended March 31,
	2012	2011
Components of net periodic benefit cost
Service cost	$373	$303
Interest cost	299	301
Expected return on plan assets	(406)	(393)
Amortization of prior year service cost	(5)	2
Amortization of transition asset	(4)	(4)
Recognized net actuarial loss	262	203

Net periodic pension cost	$519	$412

16.	Disclosures About Fair Value Measurements

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of March 31, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liability Measured on a Recurring Basis

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2012 Using
	Total	(Level 1)	(Level 2)	(Level 3)

U.S. Agency securities	$7,189	$—	$7,189	$—
U.S. Agency mortgage-backed securities	168,114	—	168,114	—
Other securities	2,959	—	2,959	—
Fair value of swap asset	317	—	317	—
Fair value of swap liability	317	—	317	—

	Fair Value Measurements at December 31, 2011 Using
	Total	(Level 1)	(Level 2)	(Level 3)

U.S. Agency securities	$10,709	$—	$10,709	$—
U.S. Agency mortgage-backed securities	172,214	—	172,214	—
Fair value of swap asset	346	—	346	—
Fair value of swap liability	346	—	346	—

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At March 31, 2012, impaired loans with a carrying value of $3.6 million were reduced by a specific valuation allowance totaling $955,000 resulting in a net fair value of $2.7 million. At December 31, 2011, impaired loans with a carrying value of $3.9 million were reduced by a specific valuation allowance totaling $968,000 resulting in a net fair value of $2.9 million.

Other real estate owned (OREO) is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2012 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,692	$—	$—	$2,692
Other real estate owned	139	—	—	139

	Fair Value Measurements at December 31, 2011 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,902	$—	$—	$2,902
Other real estate owned	124	—	—	124

March 31, 2012	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
Impaired loans	$2,692	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses(2)	0% to -35% 0% to -15%
Other real estate owned	139	Appraisal of collateral (1), (3)		0% to -20%

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at March 31, 2012 and December 31, 2011, were as follows (in thousands):

	March 31, 2012
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$26,002	$26,002	$26,002	$—	$—
Investment securities	190,089	190,687	—	187,695	2,992
Regulatory stock	7,722	7,722	7,722	—	—
Loans held for sale	2,953	3,013	3,013	—	—
Loans, net of allowance for loan loss and unearned income	654,597	662,010	—	—	662,010
Accrued income receivable	3,146	3,146	3,146	—	—
Bank owned life insurance	35,566	35,566	35,566	—	—
Fair value swap asset	317	317	—	317	—

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$495,555	$495,555	$495,555	$—	$—
Deposits with stated maturities	324,550	329,835	—	—	329,835
Short-term borrowings	1,390	1,390	1,390	—	—
All other borrowings	18,085	22,114	—	—	22,114
Accrued interest payable	2,198	2,198	2,198	—	—
Fair value swap liability	317	317	—	317	—

	December 31, 2011
	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$34,783	$34,783
Investment securities	195,203	195,837
Regulatory stock	8,016	8,016
Loans held for sale	7,110	7,195
Loans, net of allowance for loan loss and unearned income	649,114	655,357
Accrued income receivable	3,216	3,216
Bank owned life insurance	35,351	35,351
Fair value swap asset	346	346

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$482,859	$482,859
Deposits with stated maturities	333,561	338,683
Short-term borrowings	15,765	15,765
All other borrowings	19,085	23,606
Accrued interest payable	2,523	2,523
Fair value swap liability	346	346

The fair value of cash and cash equivalents, regulatory stock, accrued income receivable, short-term borrowings, and accrued interest payable are equal to the current carrying value.

The fair value of investment securities is equal to the available quoted market price for similar securities. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the US Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The level 3 security is valued by discounted cash flows using the US Treasury rate for the remaining term of the security.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D.& A.”)

…..2012 FIRST QUARTER SUMMARY OVERVIEW….. Net Income for the first quarter of 2012 was $1,565,000 or $0.06 per diluted share. This represents an increase of $302,000 or 23.9% from the first quarter 2011 net income of $1,263,000 or $0.05 per diluted common share. There was a greater percentage increase in earnings per share due to the success of the Company’s common stock repurchase program as the Company’s increased 2012 earnings are being spread over a smaller number of average shares outstanding. This performance marks the eighth consecutive quarter of positive earnings. It was a quarter marked by a series of positive events; for example —

•	In spite of the weak national economy, Loans Outstanding increased at quarter end for the fourth consecutive quarter

•	Deposit totals closed the quarter at the second highest quarter ending level ever recorded by the Company

•	Non-Interest Income was at the highest level in five quarters

•	Non-Performing Assets were at the lowest level since the 4th quarter of 2008.

We are pleased to recount these positives for we believe it is a tribute to planning, execution and discipline. This quarter was the first quarter of activity in support of the 2012-2015 Strategic Plan. This meant an even stronger emphasis on customer service and prospect calling. Over the last six months, AmeriServ has opened three new Loan Production Offices in Altoona and Harrisburg, PA, and Hagerstown, MD. These new offices will add to the growing loan totals, but also increase the geographical diversity of the overall portfolio. These offices are modeled after the very successful Loan Production Office which has been in Monroeville, PA for several years. Management has committed to maintain the same high credit standards in these offices that has marked the improvement in AmeriServ’s asset quality since the depths of the recession.

AmeriServ Trust and Financial Services continued its turnaround during the quarter. Its net income surpassed the first quarter of 2011 by 38%. This gain was occasioned by an 8.7% gain in revenues while holding expense growth to just 3.6%. It is important to note that the integration of the Trust Company Investment Division with West Chester Capital Advisors continued as planned during the quarter. This step forward will bring an ever broader array of investment discipline choices to every client.

All of this progress is possible because the same discipline which enabled AmeriServ to emerge from the recession strong is now transitioning to a focus on growth with earnings. However, this growth will not be sought in risky financial initiatives, but in fundamentally sound community banking products and services. AmeriServ is first of all focused intensely on its primary markets in the Laurel Highlands. But it is also quite active in the fast growing State College market and in the increasingly strong Pittsburgh market place. The additional Loan Production Offices will build on top of this solid foundation and expand our footprint for loans.

The Board and management recognized when it applied to be designated as a Small Business Lending Fund (SBLF) participant that it would be accepting a daunting challenge to increase these loans in this weak economy. But since being so designated, AmeriServ has grown that special category of loans by $11 million above the baseline. This is aiding small businesses in the region and fulfilling a commitment to the U.S. Treasury. It is just this kind of commitment and this kind of performance that makes community banks such a precious resource to the broader economy of this nation. We respect and understand the role of the mega banks, but we believe that the nation’s community banks are the mortar between the bricks that is so essential for a strong United States.

We are aware that our national economy has been less dynamic than we all wish. The beginning of the Great Recession in 2008 is now four long and hard years ago. We recognize that unemployment is still a serious and stubborn challenge. We watch with concern the budgetary deficit issues our elected officials must face at some point. We see the sovereign nations of Europe struggling to keep their currency union viable. The reaction of this Board and this management team to these challenges is to re-emphasize our commitment to safe and sane banking. AmeriServ will maintain a conservative balance sheet. AmeriServ will maintain strong capital and deep liquidity. AmeriServ will adhere to time tested loan underwriting standards and maintain a low risk securities portfolio while AmeriServ Trust Company will manage its clients’ wealth with respect for their need for diversification and a professionally trained watchful eye. It is our belief that this is the way to build a strong company for our customers, career opportunities for our employees and a rewarding investment for our shareholders.

THREE MONTHS ENDED MARCH 31, 2012 VS. THREE MONTHS ENDED MARCH 31, 2011

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended March 31, 2012	Three months ended March 31, 2011
Net income	$1,565	$1,263
Diluted earnings per share	0.06	0.05
Return on average assets (annualized)	0.65%	0.54%
Return on average equity (annualized)	5.60%	4.77%

The Company continued its positive earnings momentum in the first quarter of 2012 by reporting net income of $1,565,000 or $0.06 per diluted common share. This represents an increase of $302,000, or 23.9%, from the first quarter 2011 net income of $1,263,000 or $0.05 per diluted common share. The growth in net income was driven by increased non-interest revenue and stable net interest margin performance. Also, sustained improvements in asset quality again allowed the company to record a credit provision for loan losses in the first quarter of 2012. These positive items were partially offset by modestly higher non-interest expense and increased income tax expense. Diluted earnings per share in the first quarter of 2012 were negatively impacted by the preferred stock dividend related to the US Treasury SBLF program which amounted to $263,000 and reduced the amount of net income available to common shareholders.

.....NET INTEREST INCOME AND MARGIN..... The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the first quarter of 2012 to the first quarter of 2011 (in thousands, except percentages):

	Three months ended March 31, 2012	Three months ended March 31, 2011	$ Change	% Change
Interest income	$10,124	$10,596	$(472)	(4.5)%
Interest expense	2,066	2,630	(564)	(21.4)

Net interest income	$8,058	$7,966	$92	1.2

Net interest margin	3.70%	3.70%	—	N/M

N/M — not meaningful

The Company’s net interest income in the first quarter of 2012 increased by $92,000, or 1.2%, when compared to the first quarter of 2011. The first quarter 2012 net interest margin of 3.70% was consistent with last year’s first quarter. The increased net interest income and overall stable net interest margin performance reflects the benefits of a lower cost of funds and moderate loan growth. Specifically, total loans outstanding have increased for four consecutive quarters and now are $26.5 million or 4.1% higher than they were at March 31, 2011. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with a particular emphasis on generating commercial loans and owner occupied commercial real estate loans which qualify as SBLF loans. Despite this growth in loans, total interest revenue dropped by $472,000 between years and reflects the lower interest rate environment and flatter yield curve.

However, careful management of funding costs allowed the Company to reduce interest expense to a greater extent than the decline in interest revenue. Specifically, interest expense in the first quarter of 2012 declined by $564,000 from the same prior year quarter due to the Company’s proactive efforts to reduce deposit and borrowing costs. This reduction in deposit costs has not impacted average total deposit balances which have remained stable decreasing modestly by $790,000 during this same period. The Company is pleased that there has been $9.1 million of growth in average non-interest bearing demand deposit accounts whose balances have grown by 6.8% since the first quarter of 2011.

.....COMPONENT CHANGES IN NET INTEREST INCOME..… Regarding the separate components of net interest income, the Company’s total interest income for the first quarter of 2012 decreased by $472,000 or 4.5% when compared to the same 2011 quarter. This decrease was due to a 28 basis point decline in the earning asset yield to 4.66%. Within the earning asset base, the yield on the total loan portfolio decreased by 30 basis points to 5.21% while the yield on total investment securities dropped by 34 basis points to 2.86%. In the current interest rate environment, new investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing. The Company has generated increased new commercial loan originations that qualify for inclusion in SBLF program over the past three quarters. However, continued strong pay-offs of larger investment commercial real-estate loans has limited the net growth in the total loan portfolio. Improved commercial loan pipelines, which reflect the three new Loan Production Offices, suggest that the Company should be able to grow the loan portfolio throughout 2012.

The Company’s total interest expense for the first quarter of 2012 decreased by $564,000 or 21.4% when compared to the same 2011 quarter. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 33 basis points to 1.19%. This decrease in funding costs was aided by a drop in interest expense associated with a $7.3 million decrease in the volume of interest bearing liabilities. Specifically, the average balance of interest bearing deposits declined by $9.8 million, and was partially offset by a $2.6 million increase in all FHLB borrowings. The Company also replaced some of these interest bearing liabilities with non-interest bearing demand deposits which increased by $9.1 million.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2012 and March 31, 2011 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended March 31 (In thousands, except percentages)

	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$666,575	$8,734	5.21%	$661,061	$9,091	5.51%
Interest bearing deposits	4,027	1	0.11	1,786	—	—
Short-term investment in money market funds	5,168	3	0.33	3,855	3	0.32
Federal funds sold	—	—	—	14,178	4	0.11
Investment securities – AFS	181,905	1,279	2.81	179,846	1,411	3.14
Investment securities – HTM	12,671	112	3.54	8,691	95	4.37

Total investment securities	194,576	1,391	2.86	188,537	1,506	3.20

Total interest earning assets/interest income	870,346	10,129	4.66	869,417	10,604	4.94
Non-interest earning assets:
Cash and due from banks	17,163			15,555
Premises and equipment	10,826			10,483
Other assets	82,302			79,615
Allowance for loan losses	(14,486)			(19,834)

TOTAL ASSETS	$966,151			$955,236

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$56,346	$28	0.20%	$55,092	$28	0.21%
Savings	83,678	52	0.25	78,545	74	0.38
Money markets	202,156	238	0.47	185,933	292	0.64
Other time	327,680	1,444	1.77	360,137	1,900	2.14

Total interest bearing deposits	669,860	1,762	1.06	679,707	2,294	1.37
Short-term borrowings:
Other short-term borrowings	4,233	4	0.35	424	1	0.73
Advances from Federal Home Loan Bank	8,493	20	0.99	9,743	55	2.31
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57

Total interest bearing liabilities/interest expense	695,671	2,066	1.19	702,959	2,630	1.52
Non-interest bearing liabilities:
Demand deposits	142,106			133,049
Other liabilities	16,067			11,859
Shareholders’ equity	112,307			107,369

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$966,151			$955,236

Interest rate spread			3.47			3.42
Net interest income/ Net interest margin		8,063	3.70%		7,974	3.70%
Tax-equivalent adjustment		(5)			(8)

Net Interest Income		$8,058			$7,966

…..PROVISION FOR LOAN LOSSES..... Sustained improvements in asset quality evidenced by lower levels of non-performing assets and criticized loans allowed the Company to reverse a portion of the allowance for loan losses into earnings in the first quarter of 2012 while still maintaining especially strong coverage ratios. During the first quarter of 2012, total non-performing assets declined to $4.8 million or 0.72% of total loans as a result of successful ongoing resolution efforts. Criticized loans also dropped by $10 million or 20.4% during this same period.

As a result of this improvement, the Company again recorded a negative provision for loan losses of $625,000 in the first quarter of 2012 compared to a similar credit provision of $600,000 in the first quarter of 2011. Actual credit losses realized through net charge-offs also declined sharply in the first quarter of 2012. Net charge-offs in the first quarter of 2012 totaled only $220,000, or 0.13% of total loans, compared to net charge-offs of $1.1 million, or 0.70% of total loans, in the first quarter of 2011. When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, non-performing asset, loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends. In summary, the allowance for loan losses provided 296% coverage of non-performing loans, and was 2.05% of total loans, at March 31, 2012, compared to 288% of non-performing loans, and 2.18% of total loans, at December 31, 2011.

.....NON-INTEREST INCOME..... Non-interest income for the first quarter of 2012 totaled $3.7 million and increased $569,000 or 18.3% from the first quarter 2011 performance. Factors contributing to this higher level of non-interest income in 2012 included:

•

in the first quarter of 2011, the Company realized a $358,000 investment security loss on a portfolio repositioning strategy where we sold $17 million of lower yielding, longer duration securities in the portfolio and replaced them with higher yielding securities with a shorter duration. There were no investment security gains or losses in the first quarter of 2012.

•

a $136,000 or 7.8% increase in trust and investment advisory fees as our wealth management and fiduciary businesses benefited from the implementation of new fee schedules and improved asset values in 2012.

•

while net gains on loans held for sale only increased by $14,000 between periods, the overall gain of $276,000 generated on residential mortgage loan sold into the secondary market in the first quarter of 2012 represented a strong quarter by historical standards.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first quarter of 2012 totaled $10.1 million and increased by $195,000 or 2.0% from the prior year’s first quarter. Factors contributing to the higher non-interest expense in 2012 included:

•

a $486,000 increase in salaries and employee benefits expense due to higher salaries expense, incentive compensation and pension expense in the first quarter of 2012. The 2012 personnel expenses also reflect the staffing costs associated with new loan production offices in Altoona and Harrisburg, PA, for the full quarter and Hagerstown, Maryland for part of the quarter.

•

a $333,000 decrease in FDIC expense due to a change in the calculation methodology which took effect in the second half of 2011 and the Company’s improved risk profile which is evidenced by better asset quality and increased profitability.

•	a $105,000 increase in other expense due to an increase in the reserve for unfunded loan commitments as a result of increased commercial loan origination activity in the first quarter of 2012.

.....INCOME TAX EXPENSE..... The Company recorded an income tax expense of $678,000 or an effective tax rate of approximately 30.2% in the first quarter of 2012. This compares to an income tax expense of $489,000 or an effective tax rate of approximately 27.9% recorded in the first three months of 2011. The higher income tax expense and effective rate in 2012 reflects the Company’s increased pre-tax earnings combined with a relatively consistent level of tax free earnings from bank owned life insurance. The Company’s deferred tax asset was $12.2 million at March 31, 2012 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

…..SEGMENT RESULTS….. Retail banking’s net income contribution was $841,000 in the first quarter of 2012 compared to $187,000 for the same comparable period of 2011. The improved performance in 2012 is due to increased non-interest revenue, reduced non-interest expense, and stable net interest margin performance. The improved non-interest revenue reflects a strong quarter of mortgage banking related revenues and increased overdraft fees and deposit service charges. The decline in non-interest expense was due to a $333,000 decrease in FDIC deposit insurance expense.

The commercial banking segment reported net income contributions of $1.3 million in the first quarter of 2012 compared to $1.6 million for the first quarter of 2011. The decrease in earnings between periods was largely due to higher personnel expense and the costs associated with opening three new loan production offices. This segment continued to benefit the most from the sustained improvement in asset quality and the credit provision for loan losses.

The trust segment’s net income contribution in the first quarter amounted to $252,000 for the first three months of 2012 compared to $183,000 for the same 2011 period. The increase in net income reflected higher revenue as our wealth management businesses benefitted from the implementation of new fee schedules and increased asset values in the first quarter of 2012.

The investment/parent segment reported a net loss of $774,000 in the first quarter of 2012 compared to the net loss of $665,000 for the first quarter of 2011. Declining yields in the investment securities portfolio and the flatter yield curve have negatively impacted this segment.

.....BALANCE SHEET..... The Company’s total consolidated assets were $967 million at March 31, 2012, which was down by $11.7 million or 1.2% from the $979 million level at December 31, 2011. Cash and cash equivalents decreased by $8.8 million as funds from a buildup in demand deposits have predominantly been used to repay debt. Investment security balances decreased by $5 million reflecting the Company’s intention to generate liquidity to grow the loan portfolio. The Company’s loans and loans held for sale remained stable at $671 million despite portfolio run-off since year-end predominantly in the commercial real estate loan category.

The Company’s deposits totaled $820 million at March 31, 2012, which was $3.7 million or 0.5% higher than December 31, 2011, due to an increase in both demand deposits and money market account balances. As a result of this deposit growth and lower cash balances, we were able to reduce total FHLB borrowings by $15.4 million during the first three months of 2012 and these borrowings now represent less than 1% of total assets. The Company’s total shareholders’ equity was relatively unchanged since year-end 2011 as we utilized our net income to repurchase common stock and make preferred stock dividend payments. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 17.22%, and an asset leverage ratio of 11.83% at March 31, 2012. The Company’s book value per common share was $4.46, its tangible book value per common share was $3.84, and its tangible common equity to tangible assets ratio was 8.24% at March 31, 2012.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	March 31, 2012	December 31, 2011	March 31, 2011

Total accruing loan delinquency (past due 30 to 89 days)	$2,490	$3,319	$2,279
Total non-accrual loans	4,510	5,075	7,412
Total non-performing assets including TDR*	4,801	5,199	9,329
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.37%	0.49%	0.35%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	0.67	0.76	1.15
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.72	0.77	1.45
Non-performing assets as a percentage of total assets	0.51	0.53	1.11
As a percent of average loans and loans held for sale, net of unearned income:
Annualized net charge-offs	0.13	0.24	0.70
Annualized provision (credit) for loan losses	(0.38)	(0.54)	(0.37)
Total classified loans (loans rated substandard or doubtful)	$19,664	$18,542	$31,006

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company sustained meaningful asset quality improvements in the first quarter of 2012. These improvements are evidenced by reduced levels of non-performing assets, classified loans and low loan delinquency levels that continue to be well below 1% of total loans. We continue to closely monitor the loan portfolio given the uncertainty in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2012, the 25 largest credits represented 28% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES..... The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31, 2012	December 31, 2011	March 31, 2011
Allowance for loan losses	$13,778	$14,623	$18,025
Allowance for loan losses as a percentage of each of the following:
total loans and loans held for sale, net of unearned income	2.05%	2.18%	2.80%
total accruing delinquent loans (past due 30 to 89 days)	553.33	440.58	790.92
total non-accrual loans	305.50	288.14	243.19
total non-performing assets	278.85	281.27	169.17

The Company has reversed a portion of the allowance for loan losses into earnings in both 2011 and 2012 due to the previously discussed sustained improvement in asset quality. As a result, the balance in the allowance for loan losses has declined but the Company has been able to strengthen its coverage of non-accrual loans and non-performing assets as indicated in the above table.

.....LIQUIDITY..... The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past three years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to either fund loan growth, paydown borrowings, or reinvested back into the securities portfolio. We strive to operate our loan to deposit ratio in a range of 85% to 95%. At March 31, 2012, the Company’s loan to deposit ratio was 81.9%. We are optimistic that we can increase the loan to deposit ratio in 2012 given improved loan pipelines, the opening of three new loan production offices, and our focus on small business lending given our goal of reducing the cost of the SBLF preferred stock.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $8.8 million from December 31, 2011, to March 31, 2012, due to $13 million of cash used by financing activities which was partially offset by $4.5 million of cash provided by operating activities. There was hardly any net change in cash from investing activities. Within investing activities, cash provided from investment security maturities exceed cash used for new investment security purchases by $4.8 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $41.2 million and was $4.8 million higher than the $36.4 million of cash received from loan principal payments. Within financing activities, $15.4 million of cash was used to paydown borrowings and $1.1 million was used to repurchase common stock. This more than offset $3.7 million of cash provided by increased deposit balances. At March 31, 2012, the Company had immediately available $149 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $15.9 million of cash, short-term investments, and securities at March 31, 2012, which was up by $560,000 from the year-end 2011 total. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At March 31, 2012, our subsidiary Bank had $7.0 million of cash available for immediate dividends to the holding company under the applicable regulatory formulas. As such, the holding company has strong liquidity to meet its trust preferred debt service requirements and preferred stock dividends, which approximate $2.1 million annually.

.....CAPITAL RESOURCES…. The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.83% and the risk based capital ratio was 17.22% at March 31, 2012. The Company’s tangible common equity to tangible assets ratio was 8.24% at March 31, 2012. We anticipate that we will maintain our strong capital ratios throughout 2012. Capital generated from earnings will be utilized to pay the SBLF preferred dividend and continue the common stock buyback program. During the first quarter of 2012, we repurchased 455,500 shares of our common stock at a total cost of $1,085,000 or an average price of $2.38 per share.

The Company also announced on April 19, 2012 that it Board of Directors approved an increase in the size of its previously announced common stock repurchase program. The Company can now repurchase an additional 5% or approximately 1,007,000 shares of its outstanding common stock. The shares may be purchased in open market, negotiated, or block transactions and the program may be suspended or discontinued at any time. As part of this expanded common stock buyback program, on April 20, 2012 we repurchased 1,045,000 shares of our common stock at $2.47 per share for $2,581,000 in the aggregate from an institutional shareholder. We expect that this transaction will have an accretive impact on both book value and tangible book value per share.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	5.4%	21.2%
100bp increase	4.0	13.7
100bp decrease	(6.3)	(16.3)

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

.....OFF BALANCE SHEET ARRANGEMENTS….. The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $137.2 million and standby letters of credit of $10.2 million as of March 31, 2012. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Account — Allowance for Loan Losses

Balance Sheet Reference — Allowance for Loan Losses

Income Statement Reference — Provision for Loan Losses

Description

The allowance for loan losses is calculated with the objective of maintaining reserve levels believed by management to be sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. However, this quarterly evaluation is inherently subjective as it requires material estimates, including, among others, likelihood of customer default, loss given default, exposure at default, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience. This process also considers economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management’s judgment concerning those trends.

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $11.0 million, or 80%, of the total allowance for credit losses at March 31, 2012 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. As of March 31, 2012, goodwill was not considered impaired; however, deteriorating economic conditions could result in impairment, which could adversely affect earnings in future periods.

Core deposit intangibles that have a finite life are amortized over their useful life. As of March 31, 2012, all core deposit intangibles for the Company had been fully amortized.

Account — Income Taxes

Balance Sheet Reference — Deferred Tax Asset and Current Taxes Payable

Income Statement Reference — Provision for Income Taxes

Description

The provision for income taxes is the sum of income taxes both currently payable and deferred. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities as measured by the enacted tax rates that management estimates will be in effect when the differences reverse. This income tax review is completed on a quarterly basis.

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of March 31, 2012, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

Account — Investment Securities

Balance Sheet Reference — Investment Securities

Income Statement Reference — Net realized gains (losses) on investment securities

Description

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At March 31, 2012, the vast majority of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies, the US Treasury or government sponsored agencies. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

Item 3.....QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..... The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of the M.D. & A.

Item 4.....CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2012, are effective.

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

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock purchases during the first quarter of 2012. All shares are repurchased under Board of Directors authorization. In November 2011, the Board authorized a new program to repurchase 1.1 million shares. There is no prescribed termination date for this program.

Period	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may be purchased under the plans or programs

January 2012	134,200	$2.29	638,400
February 2012	308,500	2.41	329,900
March 2012	12,800	2.71	317,100

Total	455,500	$2.38

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011, exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011.

3.2	Bylaws, as amended and restated on December 17, 2009, Exhibit 3.2 to the Form 8-K filed December 23, 2009.

15.1	Report of S.R. Snodgrass, A.C. regarding unaudited interim financial statement information.

15.2	Awareness Letter of S.R. Snodgrass, A.C.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Consolidated Financial Statements (unaudited).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: May 9, 2012	/s/ Glenn L. Wilson
Glenn L. Wilson
President and Chief Executive Officer

Date: May 9, 2012	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President and Chief Financial Officer