Form 10-Q
period 2012-06-30
AMERISERV FINANCIAL INC /PA/
filed 2012-08-09
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Stock, par value $0.01	19,284,521

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from depository institutions	$19,817	$26,938
Interest bearing deposits	10,310	1,716
Short-term investments in money market funds	3,848	6,129

Total cash and cash equivalents	33,975	34,783
Investment securities:
Available for sale	176,896	182,923
Held to maturity (fair value $15,457 on June 30, 2012 and $12,914 on December 31, 2011)	14,895	12,280
Loans held for sale	6,009	7,110
Loans	685,323	664,189
Less: Unearned income	517	452
Allowance for loan losses	13,317	14,623

Net loans	671,489	649,114
Premises and equipment, net	10,885	10,674
Accrued interest income receivable	3,159	3,216
Goodwill	12,613	12,613
Bank owned life insurance	35,779	35,351
Net deferred tax asset	11,364	12,681
Federal Home Loan Bank stock	5,317	5,891
Federal Reserve Bank stock	2,125	2,125
Prepaid federal deposit insurance	1,614	1,814
Other assets	10,982	8,501

TOTAL ASSETS	$997,102	$979,076

LIABILITIES
Non-interest bearing deposits	$155,797	$141,982
Interest bearing deposits	698,220	674,438

Total deposits	854,017	816,420

Short-term borrowings	—	15,765
Advances from Federal Home Loan Bank	3,000	6,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085

Total borrowed funds	16,085	34,850

Other liabilities	16,190	15,454

TOTAL LIABILITIES	886,292	866,724

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on June 30, 2012 and December 31, 2011.	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,398,540 shares issued and 19,284,521 outstanding on June 30, 2012; 26,397,040 shares issued and 20,921,021 outstanding on December 31, 2011	264	264
Treasury stock at cost, 7,114,019 shares on June 30, 2012 and 5,476,019 shares on December 31, 2011	(73,302)	(69,241)
Capital surplus	145,070	145,061
Retained earnings	21,400	18,928
Accumulated other comprehensive loss, net	(3,622)	(3,660)

TOTAL SHAREHOLDERS’ EQUITY	110,810	112,352

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$997,102	$979,076

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
INTEREST INCOME
Interest and fees on loans	$8,552	$8,804	$17,281	$17,887
Interest bearing deposits	5	—	6	—
Short-term investments in money market funds	7	2	10	5
Federal funds sold	—	3	—	7
Investment securities:
Available for sale	1,210	1,617	2,489	3,028
Held to maturity	111	104	223	199

Total Interest Income	9,885	10,530	20,009	21,126

INTEREST EXPENSE
Deposits	1,668	2,106	3,430	4,400
Short-term borrowings	—	1	4	2
Advances from Federal Home Loan Bank	16	57	36	112
Guaranteed junior subordinated deferrable interest debentures	280	280	560	560

Total Interest Expense	1,964	2,444	4,030	5,074

NET INTEREST INCOME	7,921	8,086	15,979	16,052
Provision (credit) for loan losses	(500)	(1,175)	(1,125)	(1,775)

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	8,421	9,261	17,104	17,827

NON-INTEREST INCOME
Trust fees	1,628	1,617	3,325	3,173
Investment advisory fees	177	198	370	396
Net realized gains (losses) on investment securities	12	—	12	(358)
Net gains on sale of loans	251	155	527	417
Service charges on deposit accounts	517	549	1,052	1,021
Bank owned life insurance	212	218	427	435
Other income	936	717	1,694	1,475

Total Non-Interest Income	3,733	3,454	7,407	6,559

NON-INTEREST EXPENSE
Salaries and employee benefits	5,976	5,574	11,962	11,074
Net occupancy expense	702	742	1,431	1,499
Equipment expense	473	411	924	840
Professional fees	937	911	1,860	1,891
Supplies, postage and freight	200	220	433	459
Miscellaneous taxes and insurance	355	331	710	680
Federal deposit insurance expense	114	460	243	922
Other expense	1,310	1,228	2,618	2,431

Total Non-Interest Expense	10,067	9,877	20,181	19,796

PRETAX INCOME	2,087	2,838	4,330	4,590
Provision for income tax expense	655	900	1,333	1,389

NET INCOME	1,432	1,938	2,997	3,201
Preferred stock dividends and accretion of preferred stock discount	262	290	525	580

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,170	$1,648	$2,472	$2,621

PER COMMON SHARE DATA:
Basic:
Net income	$0.06	$0.08	$0.12	$0.12
Average number of shares outstanding	19,584	21,208	20,132	21,208
Diluted:
Net income	$0.06	$0.08	$0.12	$0.12
Average number of shares outstanding	19,652	21,236	20,186	21,233
Cash dividends declared	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
COMPREHENSIVE INCOME
Net income	$1,432	$1,938	$2,997	$3,201

Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	254	201	(148)	506
Income tax effect	(86)	(68)	50	(172)
Unrealized holding gains on available for sale securities arising during period	281	2,161	218	1,661
Income tax effect	(97)	(735)	(74)	(565)
Reclassification adjustment for losses (gains) on available for sale securities included in net income	(12)	—	(12)	358
Income tax effect	4	—	4	(123)

Other comprehensive income	344	1,559	38	1,665

Comprehensive income	$1,776	$3,497	$3,035	$4,866

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES
Net income	$2,997	$3,201
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(1,125)	(1,775)
Depreciation expense	766	743
Net amortization of investment securities	533	301
Net realized (gains) losses on investment securities available for sale	(12)	358
Net gains on sale of loans	(527)	(417)
Amortization of deferred loan fees	(86)	(134)
Origination of mortgage loans held for sale	(39,517)	(23,964)
Sales of mortgage loans held for sale	41,145	29,300
Decrease (increase) in accrued interest income receivable	57	(461)
Decrease in accrued interest expense payable	(492)	(976)
Earnings on bank owned life insurance	(427)	(435)
Deferred income taxes	1,247	2,205
Stock based compensation expense	9	11
Decrease in prepaid Federal Deposit Insurance	200	872
Net (increase) decrease in other assets	(1,698)	3,141
Net increase (decrease) in other liabilities	1,077	(1,745)

Net cash provided by operating activities	4,147	10,225

INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(27,237)	(63,412)
Purchases of investment securities – held to maturity	(3,583)	(1,991)
Proceeds from sales of investment securities – available for sale	4,221	16,518
Proceeds from maturities of investment securities – available for sale	28,730	22,693
Proceeds from maturities of investment securities – held to maturity	964	710
Proceeds from redemption of regulatory stock	574	705
Long-term loans originated	(124,086)	(58,217)
Principal collected on long-term loans	103,653	77,660
Loans purchased or participated	(10,000)	(3,500)
Loans sold or participated	8,500	—
Sale of other real estate owned	24	588
Purchases of premises and equipment	(977)	(803)

Net cash used in investing activities	(19,217)	(9,049)

FINANCING ACTIVITIES
Net increase in deposit balances	37,613	7,317
Net decrease in other short-term borrowings	(15,765)	(4,550)
Principal repayments on advances from Federal Home Loan Bank	(3,000)	(28)
Purchases of treasury stock	(4,061)	—
Preferred stock dividends	(525)	(525)

Net cash provided by financing activities	14,262	2,214

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(808)	3,390
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,783	19,337

CASH AND CASH EQUIVALENTS AT JUNE 30	$33,975	$22,727

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service Bank with 18 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.4 billion that are not recognized on the Company’s balance sheet at June 30, 2012. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options and warrants to purchase 244,083 common shares, at exercise prices ranging from $2.75 to $6.10, and 1,478,417 common shares, at exercise prices ranging from $2.20 to $6.10, were outstanding as of June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends and accretion of discount on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net income	$1,432	$1,938	$2,997	$3,201
Preferred stock dividends and accretion of preferred stock discount	262	290	525	580

Net income available to common shareholders	$1,170	$1,648	$2,472	$2,621

Denominator:
Weighted average common shares outstanding (basic)	19,584	21,208	20,132	21,208
Effect of stock options/warrants	68	28	54	25

Weighted average common shares outstanding (diluted)	19,652	21,236	20,186	21,233

Earnings per common share:
Basic	$0.06	$0.08	$0.12	$0.12
Diluted	0.06	0.08	0.12	0.12

5.	Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds. The Company made $35,000 in income tax payments in the first six months of 2012 as compared to $19,000 for the first six months of 2011. The Company made total interest payments of $4,522,000 in the first six months of 2012 compared to $6,050,000 in the same 2011 period. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $770,000 and $58,000 in the first six months of 2012 and 2011, respectively.

6.	Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	June 30, 2012
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency	$7,248	$70	$(1)	$7,317
U.S. Agency mortgage- backed securities	156,701	6,960	(26)	163,635
Corporate bonds	5,991	—	(47)	5,944

Total	$169,940	$7,030	$(74)	$176,896

Investment securities held to maturity (HTM):

	June 30, 2012
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency mortgage- backed securities	$10,895	$638	$—	$11,533
Other securities	4,000	—	(76)	3,924

Total	$14,895	$638	$(76)	$15,457

Investment securities available for sale (AFS):

	December 31, 2011
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency	$10,689	$48	$(28)	$10,709
U.S. Agency mortgage- backed securities	165,484	6,737	(7)	172,214

Total	$176,173	$6,785	$(35)	$182,923

Investment securities held to maturity (HTM):

	December 31, 2011
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency mortgage- backed securities	$9,280	$643	$—	$9,923
Other securities	3,000	—	(9)	2,991

Total	$12,280	$643	$(9)	$12,914

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At June 30, 2012, 94.6% of the portfolio was rated “AAA” as compared to 98.4% at December 31, 2011. 1.1% of the portfolio was either rated below “A” or unrated at June 30, 2012. The Company has no exposure to subprime mortgage loans in the investment portfolio. At June 30, 2012, the Company’s consolidated investment securities portfolio had a modified duration of approximately 1.47 years. Total proceeds from the sale of AFS securities were $4.2 million for the second quarter and first six months of 2012. The Company had $59,000 of gross investment security gains and $47,000 of gross investment security losses in the second quarter and first six months of 2012 compared to no gross investment security gains or losses in the second quarter of 2011 and $358,000 of gross investment security losses for the first six months of 2011.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $95,922,000 at June 30, 2012 and $83,235,000 at December 31, 2011.

The following tables present information concerning investments with unrealized losses as of June 30, 2012 and December 31, 2011 (in thousands):

Investment securities available for sale:

	June 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency	$1,248	$(1)	$—	$—	$1,248	$(1)
U.S. Agency mortgage-backed securities	10,066	(21)	469	(5)	10,535	(26)
Corporate bonds	5,944	(47)	—	—	5,944	(47)

Total	$17,258	$(69)	$469	$(5)	$17,727	$(74)

Investment securities held to maturity:

	June 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other securities	$2,924	$(76)	$—	$—	$2,924	$(76)

Total	$2,924	$(76)	$—	$—	$2,924	$(76)

Investment securities available for sale:

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency	$3,161	$(28)	$—	$—	$3,161	$(28)
U.S. Agency mortgage-backed securities	613	(7)	—	—	613	(7)

Total	$3,774	$(35)	$—	$—	$3,774	$(35)

Investment securities held to maturity:

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other securities	$1,991	$(9)	$—	$—	$1,991	$(9)

Total	$1,991	$(9)	$—	$—	$1,991	$(9)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 15 positions that are considered temporarily impaired at June 30, 2012. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at June 30, 2012, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Investment securities available for sale:

	June 30, 2012
Cost Basis	U. S. Agency	U.S. Agency Mortgage- Backed Securities	Corporate Bonds	Total Investment Securities Available For Sale
After 1 year but within 5 years	$7,248	$—	$5,991	$13,239
After 5 years but within 10 years	—	14,006	—	14,006
After 10 years but within 15 years	—	73,138	—	73,138
Over 15 years	—	69,557	—	69,557

Total	$7,248	$156,701	$5,991	$169,940

	June 30, 2012
Fair Value	U.S. Agency	U.S. Agency Mortgage- Backed Securities	Corporate Bonds	Total Investment Securities Available For Sale
After 1 year but within 5 years	$7,317	$—	$5,944	$13,261
After 5 years but within 10 years	—	14,881	—	14,881
After 10 years but within 15 years	—	76,219	—	76,219
Over 15 years	—	72,535	—	72,535

Total	$7,317	$163,635	$5,944	$176,896

Investment securities held to maturity:

	June 30, 2012
Cost Basis	U.S. Agency Mortgage- Backed Securities	Other Securities	Total Investment Securities Held To Maturity

Within 1 year	$—	$1,000	$1,000
After 1 year but within 5 years	—	3,000	3,000
Over 15 years	10,895	—	10,895

Total	$10,895	$4,000	$14,895

	June 30, 2012
Fair Value	U.S. Agency Mortgage- Backed Securities	Other Securities	Total Investment Securities Held To Maturity

Within 1 year	$—	$1,000	$1,000
After 1 year but within 5 years	—	2,924	2,924
Over 15 years	11,533	—	11,533

Total	$11,533	$3,924	$15,457

7.	Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Commercial	$95,444	$83,124
Commercial loans secured by real estate	357,810	349,778
Real estate – mortgage	214,110	212,663
Consumer	17,442	18,172

Loans, net of unearned income	$684,806	$663,737

Loan balances at June 30, 2012 and December 31, 2011 are net of unearned income of $517,000 and $452,000, respectively. Real estate-construction loans comprised 2.2%, and 1.9% of total loans, net of unearned income, at June 30, 2012 and December 31, 2011, respectively. The Company has no exposure to subprime mortgage loans in the loan portfolio.

8.	Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three month periods ending June 30, 2012 and 2011 (in thousands).

	Balance at March 31, 2012	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2012
Commercial	$2,483	$—	$90	$(221)	$2,352
Commercial loans secured by real estate	8,555	(31)	170	(316)	8,378
Real estate- mortgage	1,250	(99)	5	50	1,206
Consumer	166	(107)	11	85	155
Allocation for general risk	1,324	—	—	(98)	1,226

Total	$13,778	$(237)	$276	$(500)	$13,317

	Balance at March 31, 2011	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2011
Commercial	$5,687	$(243)	$364	$(1,254)	$4,554
Commercial loans secured by real estate	9,108	—	65	54	9,227
Real estate- mortgage	1,250	(29)	2	71	1,294
Consumer	198	(77)	26	46	193
Allocation for general risk	1,782	—	—	(92)	1,690

Total	$18,025	$(349)	$457	$(1,175)	$16,958

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the six month periods ending June 30, 2012 and 2011(in thousands).

	Balance at December 31, 2011	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2012
Commercial	$2,365	$(99)	$112	$(26)	$2,352
Commercial loans secured by real estate	9,400	(172)	200	(1,050)	8,378
Real estate- mortgage	1,270	(139)	29	46	1,206
Consumer	174	(134)	22	93	155
Allocation for general risk	1,414	—	—	(188)	1,226

Total	$14,623	$(544)	$363	$(1,125)	$13,317

	Balance at December 31, 2010	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2011
Commercial	$3,851	$(942)	$524	$1,121	$4,554
Commercial loans secured by real estate	12,717	(638)	66	(2,918)	9,227
Real estate- mortgage	1,117	(40)	26	191	1,294
Consumer	206	(110)	82	15	193
Allocation for general risk	1,874	—	—	(184)	1,690

Total	$19,765	$(1,730)	$698	$(1,775)	$16,958

The credit provision for loan losses reflects the Company’s sustained asset quality improvements. The provision also benefited from lower historical loss factors and a decrease in certain qualitative factors to recognize the Company’s improved asset quality.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At June 30, 2012
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$—	$3,053	$—	$—	$3,053
Collectively evaluated for impairment	95,444	354,757	214,110	17,442	681,753

Total loans	$95,444	$357,810	$214,110	$17,442	$684,806

	At June 30, 2012
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$—	$891	$—	$—	$—	$891
General reserve allocation	2,352	7,487	1,206	155	1,226	12,426

Total allowance for loan losses	$2,352	$8,378	$1,206	$155	$1,226	$13,317

	At December 31, 2011
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$—	$3,870	$—	$—	$3,870
Collectively evaluated for impairment	83,124	345,908	212,663	18,172	659,867

Total loans	$83,124	$349,778	$212,663	$18,172	$663,737

	At December 31, 2011
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$—	$968	$—	$—	$—	$968
General reserve allocation	2,365	8,432	1,270	174	1,414	13,655

Total allowance for loan losses	$2,365	$9,400	$1,270	$174	$1,414	$14,623

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

The need for an updated appraisal on collateral dependent loans is determined on a case by case basis. The useful life of an appraisal or evaluation will vary depending upon the circumstances of the property and the economic conditions in the marketplace. A new appraisal is not required if there is an existing appraisal which, along with other information, is sufficient to determine a reasonable value for the property and to support an appropriate and adequate allowance for loan losses. At a minimum, annual documented reevaluation of the property is completed by the Bank’s internal Assigned Risk Department to support the value of the property.

When reviewing an appraisal associated with an existing collateral real estate dependent transaction, the Bank’s internal Assigned Risk Department must determine if there have been material changes to the underlying assumptions in the appraisal which affect the original estimate of value. Some of the factors that could cause material changes to reported values include:

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

	June 30, 2012
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$2,553	$891	$500	$3,053	$3,260

Total impaired loans	$2,553	$891	$500	$3,053	$3,260

	December 31, 2011
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$2,836	$968	$1,034	$3,870	$4,844

Total impaired loans	$2,836	$968	$1,034	$3,870	$4,844

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Average loan balance:
Commercial	$—	$1,424	$17	$2,344
Commercial loans secured by real estate	3,350	4,435	3,506	6,821

Average investment in impaired loans	$3,350	$5,859	$3,523	$9,165

Interest income recognized:
Commercial	$—	$—	$—	$20
Commercial loans secured by real estate	—	—	—	153

Interest income recognized on a cash basis on impaired loans	$—	$—	$—	$173

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

	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$95,088	$67	$289	$—	$95,444
Commercial loans secured by real estate	316,310	21,701	19,446	353	357,810

Total	$411,398	$21,768	$19,735	$353	$453,254

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$80,175	$2,186	$763	$—	$83,124
Commercial loans secured by real estate	305,066	28,138	16,244	330	349,778

Total	$385,241	$30,324	$17,007	$330	$432,902

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

	June 30, 2012
	Performing	Non-Performing
Real estate- mortgage	$212,437	$1,673
Consumer	17,442	—

Total	$229,879	$1,673

	December 31, 2011
	Performing	Non-Performing
Real estate- mortgage	$211,458	$1,205
Consumer	18,172	—

Total	$229,630	$1,205

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	June 30, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$95,058	$386	$—	$—	$386	$95,444	$—
Commercial loans secured by real estate	356,850	—	—	960	960	357,810	—
Real estate- mortgage	211,325	2,502	223	60	2,785	214,110	—
Consumer	17,398	38	6	—	44	17,442	—

Total	$680,631	$2,926	$229	$1,020	$4,175	$684,806	$—

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$83,124	$—	$—	$—	$—	$83,124	$—
Commercial loans secured by real estate	347,671	650	—	1,457	2,107	349,778	—
Real estate- mortgage	209,060	2,133	629	841	3,603	212,663	—
Consumer	18,115	57	—	—	57	18,172	—

Total	$657,970	$2,840	$629	$2,298	$5,767	$663,737	$—

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

9.	Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	June 30, 2012	December 31, 2011
Non-accrual loans
Commercial	$—	$—
Commercial loans secured by real estate	2,466	3,870
Real estate-mortgage	1,673	1,205

Total	4,139	5,075

Past due 90 days and still accruing
Real estate-mortgage	—	—

Total	—	—

Other real estate owned
Commercial loans secured by real estate	697	20
Real estate-mortgage	153	104

Total	850	124

TDR’s not in non-accrual	88	—

Total non-performing assets including TDR	$5,077	$5,199

Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.74%	0.78%

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

Any loan modification where the borrower’s aggregate exposure is at least $250,000 and where the loan currently maintains a criticized or classified risk rating, i.e. Special Mention, Substandard or Doubtful, or where the loan will be assigned a criticized or classified rating after the modification is evaluated to determine the need for TDR classification.

The following table details the TDRs at June 30, 2012 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	1	$88	Extension of maturity date

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$1,504	Extension of maturity date

The following table details the TDRs at December 31, 2011 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	5	$2,870	Extension of maturity date

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same.

Once a loan is classified as a TDR, this classification will remain until documented improvement in the financial position of the account supports confidence that all principal and interest will be paid according to terms. Additionally, the customer must have re-established a track record of timely payments according to the restructured contract terms for a minimum of six consecutive months prior to consideration for removing the loan from TDR status. However, a loan will continue to be on non-accrual status until, consistent with our policy, the borrower has made a minimum of six consecutive payments in accordance with the terms of the loan.

During the first six months of 2012, the Company had one restructured commercial real-estate loan, that was transferred during the past 12 months into non-accrual status, that subsequently defaulted, and was sold to an independent party for $275,000. The Company charged down the loan by $32,000 to facilitate the sale. A second TDR loan with a balance of $398,000 was also sold to an independent party in the second quarter of 2012. Overall, the Company realized a net-charge-off of $305,000 on this problem credit when compared to its original balance of $703,000. The Company also took ownership of another TDR commercial real-estate property with a balance of approximately $600,000 (after a previous $386,000 charge-down in 2011) and moved the property into other real estate owned in the second quarter of 2012.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income due in accordance with original terms	$55	$94	$118	$229
Interest income recorded	—	—	—	(173)

Net reduction in interest income	$55	$94	$118	$56

10.	Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At June 30, 2012
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$—	—%

Advances	2012	3,000	1.97

Total advances		3,000	1.97

Total FHLB borrowings		$3,000	1.97%

	At December 31, 2011
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$15,765	0.34%

Advances	2012	6,000	1.30

Total advances		6,000	1.30

Total FHLB borrowings		$21,765	0.60%

The rate on Open Repo Plus advances can change daily, while the rates on the advances are fixed until the maturity of the advance.

11.	Preferred Stock

SBLF:

On August 11, 2011, pursuant to the Small Business Lending Fund (SBLF), the Company issued and sold to the US Treasury 21,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E Preferred Stock) for the aggregate proceeds of $21 million. The SBLF is a voluntary program sponsored by the US Treasury that encourages small business lending by providing capital to qualified community banks at favorable rates. The interest rate on the Series E Preferred Stock had been initially set at 5% per annum and may be decreased to as low as 1% per annum if growth thresholds are met for qualified outstanding small business loans. The Company used the proceeds from the Series E Preferred Stock issued to the US Treasury to repurchase all 21,000 shares of its outstanding preferred shares previously issued to the US Treasury under the TARP Capital Purchase Program.

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

Dividend Period Annualized
Beginning	Ending	Annualized Dividend Rate
August 11, 2011	December 31, 2011	5.0%
January 1, 2012	December 31, 2013	1.0% to 5.0%
January 1, 2014	February 7, 2016	1.0% to 7.0	%(1)
February 8, 2016	Redemption	9.0	%(2)

(1)	Between January 1, 2014 and February 7, 2016, the dividend rate will be fixed at a rate in such range based upon the level of percentage change in QSBL between September 30, 2013 and the Baseline.
(2)	Beginning on February 8, 2016, the dividend rate will be fixed at nine percent (9%) per annum.

In addition to the applicable dividend rates described above, beginning on January 1, 2014 and on all dividend payment dates thereafter ending on April 1, 2016, if we fail to increase our level of QSBL compared to the Baseline, we will be required to pay a quarterly lending incentive fee of 0.5% of the liquidation value. As of June 30, 2012, the Company had increased its QSBL to a level that permits the dividend rate to drop to 1% beginning October 1, 2012.

As long as shares of Series E Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) during any quarter in which we fail to declare and pay dividends on the Series E Preferred Stock and for the three successive quarters following such failure. In addition, under the terms of the Series E Preferred Stock, we may only declare and pay dividends on our common stock (or repurchase shares of our common stock), if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least ninety percent (90%) of Tier 1 capital as of June 30, 2011, excluding any charge-offs and redemptions of the Series E Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning January 1, 2014, based upon the extent by which, if at all, the QSBL at September 30, 2013 has increased over the Baseline.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2012, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.84% at June 30, 2012 (in thousands, except ratios).

	At June 30, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets)
Consolidated	$120,616	16.41%	$58,813	8.00%	$73,516	10.00%
AmeriServ Financial Bank	102,812	14.09	58,378	8.00	72,973	10.00
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	111,366	15.15	29,406	4.00	44,109	6.00
AmeriServ Financial Bank	93,629	12.83	29,189	4.00	43,784	6.00
Tier 1 Capital (To Average Assets)
Consolidated	111,366	11.60	38,400	4.00	48,000	5.00
AmeriServ Financial Bank	93,629	9.96	37,596	4.00	46,996	5.00

	At December 31, 2011
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Amount	Ratio	Amount
Total Capital (To Risk Weighted Assets)
Consolidated	$120,315	17.60%	$54,702	8.00%	$68,377	10.00%
AmeriServ Financial Bank	101,406	14.96	54,231	8.00	67,789	10.00
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	111,683	16.33	27,351	4.00	41,026	6.00
AmeriServ Financial Bank	92,847	13.70	27,116	4.00	40,673	6.00
Tier 1 Capital (To Average Assets)
Consolidated	111,683	11.66	38,317	4.00	47,896	5.00
AmeriServ Financial Bank	92,847	9.90	37,498	4.00	46,872	5.00

13.	Segment Results

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

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial banking to businesses includes commercial loans, and commercial real-estate loans. The trust segment contains our wealth management businesses which includes the Trust Company, West Chester Capital Advisors, our registered investment advisory firm and financial services. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial services include the sale of mutual funds, annuities, and insurance products. The wealth management businesses also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the Consolidated Results of Operations for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three months ended June 30, 2012		Six months ended June 30, 2012		June 30, 2012
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,697	$786	$13,400	$1,627	$336,726
Commercial banking	3,650	1,301	7,244	2,547	464,209
Trust	1,975	246	3,952	498	4,376
Investment/Parent	(668)	(901)	(1,210)	(1,675)	191,791

Total	$11,654	$1,432	$23,386	$2,997	$997,102

	Three months ended June 30, 2011		Six months ended June 30, 2011		June 30, 2011
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,438	$405	$12,737	$592	$315,310
Commercial banking	3,641	1,992	6,989	3,550	436,561
Trust	1,905	262	3,724	445	4,252
Investment/Parent	(444)	(721)	(839)	(1,386)	198,770

Total	$11,540	$1,938	$22,611	$3,201	$954,893

14.	Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $144.0 million and standby letters of credit of $11.0 million as of June 30, 2012. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$373	$303	$746	$606
Interest cost	299	301	598	602
Expected return on plan assets	(406)	(393)	(812)	(786)
Amortization of prior year service cost	(5)	2	(10)	4
Amortization of transition asset	(4)	(4)	(8)	(8)
Recognized net actuarial loss	262	203	524	406

Net periodic pension cost	$519	$412	$1,038	$824

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of June 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liability Measured on a Recurring Basis

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2012 Using
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Agency securities	$7,317	$—	$7,317	$—
U.S. Agency mortgage-backed securities	163,635	—	163,635	—
Corporate bonds	5,944	—	5,944	—
Fair value of swap asset	266	—	266	—
Fair value of swap liability	266	—	266	—

	Fair Value Measurements at December 31, 2011 Using
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Agency securities	$10,709	$—	$10,709	$—
U.S. Agency mortgage-backed securities	172,214	—	172,214	—
Fair value of swap asset	346	—	346	—
Fair value of swap liability	346	—	346	—

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At June 30, 2012, impaired loans with a carrying value of $3.1 million were reduced by a specific valuation allowance totaling $891,000 resulting in a net fair value of $2.2 million. At December 31, 2011, impaired loans with a carrying value of $3.9 million were reduced by a specific valuation allowance totaling $968,000 resulting in a net fair value of $2.9 million.

Other real estate owned (OREO) is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2012 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,162	$—	$—	$2,162
Other real estate owned	850	—	—	850

	Fair Value Measurements at December 31, 2011 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,902	$—	$—	$2,902
Other real estate owned	124	—	—	124

June 30, 2012	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
Impaired loans	$2,162	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses(2)	1% to -35% 1% to -15%
Other real estate owned	850	Appraisal of collateral (1), (3)		1% to -20%

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at June 30, 2012 and December 31, 2011, were as follows (in thousands):

	June 30, 2012
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$33,975	$33,975	$33,975	$—	$—
Investment securities	191,791	192,353	—	188,429	3,924
Regulatory stock	7,442	7,442	7,442	—	—
Loans held for sale	6,009	6,099	6,099	—	—
Loans, net of allowance for loan loss and unearned income	671,489	680,394	—	—	680,394
Accrued income receivable	3,159	3,159	3,159	—	—
Bank owned life insurance	35,779	35,779	35,779	—	—
Fair value swap asset	266	266	—	266	—

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$517,930	$517,930	$517,930	$—	$—
Deposits with stated maturities	336,087	341,718	—	—	341,718
All other borrowings	16,085	21,035	—	—	21,035
Accrued interest payable	2,031	2,031	2,031	—	—
Fair value swap liability	266	266	—	266	—

	December 31, 2011
	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$34,783	$34,783
Investment securities	195,203	195,837
Regulatory stock	8,016	8,016
Loans held for sale	7,110	7,195
Loans, net of allowance for loan loss and unearned income	649,114	655,357
Accrued income receivable	3,216	3,216
Bank owned life insurance	35,351	35,351
Fair value swap asset	346	346

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$482,859	$482,859
Deposits with stated maturities	333,561	338,683
Short-term borrowings	15,765	15,765
All other borrowings	19,085	23,606
Accrued interest payable	2,523	2,523
Fair value swap liability	346	346

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D.& A.”)

….2012 SECOND QUARTER SUMMARY OVERVIEW…. AmeriServ Financial, Inc. reported net income of $1,432,000 or $0.06 per diluted common share for the second quarter of 2012. This level of net income reflected a reduction of $506,000 or $0.02 per diluted common share from the second quarter of 2011. This decline was the result of a lower negative provision from AmeriServ’s still strong loan loss reserve. But on an operational basis, it was another good quarter. The key elements of our business lines continue to be positive as we execute our 2012-2015 Strategic Plan.

During the second quarter we repurchased 1,183,000 common shares at a price of just $2.52, contributing to an increase in the tangible book value of every remaining share from $3.84 to $4.00. When combined with the previous share repurchases in 2011 and the first quarter of 2012, the gain in the tangible book value of every remaining common share has increased by 32 cents or 8.7% since June 30, 2011. We believe this program, along with the improved performance of the Company, are the primary reasons for the 44.6% increase in the market price of AmeriServ’s common shares over the past 12 months.

In spite of the continuation of a lackluster economy, the Company increased its net loans for the fifth consecutive quarter. The $19.5 million increase in the second quarter of 2012 is reminiscent of the pre-recessionary years of 2007 and 2008. This loan growth in such a lackluster economy is a real tribute to the hard working AmeriServ Commercial Relationship Officers. These gains result from their relentless business development efforts throughout the entire region served by AmeriServ, including from our new loan production offices.

Concurrent with this net loan growth, the deposit base of the Company has also grown. The Company recorded a record level of deposits on the last day of the second quarter with a gain of $37 million since January 1, 2012. These gains, which began in 2011, could reflect a continued “flight to quality” caused by the gloomy economic forecasts of the media. We are very pleased that AmeriServ is viewed as a safe repository for funds by our customers.

It has been our pledge to pursue a careful containment of risk during these volatile times. As evidence of this, at the end of the second quarter –

•	AmeriServ capital well exceeded every regulatory guideline

•	AmeriServ liquidity was so deep during the quarter that it has become a frequent seller of overnight funds in the open market

•	AmeriServ asset quality remained strong and was buttressed by loan loss reserve coverage of 315% of non-performing loans, irrespective of the value of pledged collateral.

We are especially pleased with our residential mortgage lending team. Thus far in 2012, AmeriServ has originated $52 million of residential mortgage loans to families throughout the region. This represents a 52.6% increase over the origination volumes in the first 6 months of 2011. As dictated by our policies, the majority of these new mortgages conform to governmental standards and are sold immediately into the governmental secondary market.

The AmeriServ Trust and Financial Services Company concluded the second quarter of 2012 more than 25% ahead of the first 6 months of 2011 in reported net income. This reflects a growth of Trust revenues of over 7% while expenses grew by 4%. This subsidiary continues to post a dramatic recovery from the financial crisis which has done such harm to so many investors.

It is a fact that the road ahead is not without challenges. Unemployment in the region is still too high, and growth in the economy too hard to find. We worry about the disturbing headlines concerning the missteps of the “Too Big to Fail” megabanks. These tales have become a continuing challenge for the regulatory agencies both in the U.S. and abroad. There is also the worrisome issue of the debt crisis in Europe, and the confusion surrounding this nation’s fiscal policy. We do express our concern on these issues to our regulators, but we realize that it is our responsibility to always remember that the safety of this franchise is our responsibility and no one else’s.

It is sometimes interesting to look back at the recent history of AmeriServ. It was necessary in 2004 and 2005 to restructure a balance sheet which contained too much risk for a company the size of AmeriServ. But now, since 2006, AmeriServ has reported positive earnings in 5 of the last 6 years. In 2009, we experienced a serious loss, but this was the price of building the necessary balance sheet strength while the depth of the recession threatened the entire financial services industry. However, as of the close of the second quarter 2012, it is apparent that AmeriServ is more than just a survivor. The challenge now is to continue to improve revenue and earnings while always carefully managing risk. We all recognize that banking is a risk business, but it is our responsibility to receive payment for bearing the risks which we are willing to accept and to refuse to accept risks that we believe could harm the franchise.

Previously, we commented about the U.S. Treasury designating AmeriServ as a participant in its Small Business Lending Fund. The Treasury provided $21 million in capital to AmeriServ in return for issuance of an equal amount of preferred stock at an annual interest rate of just 5%. However, the Treasury also promised that if AmeriServ increased its loans to small businesses the Treasury would reduce that 5% interest rate as a reward. We are pleased to announce that based on our small business loan growth since the program began in August 2011, AmeriServ is scheduled to receive the maximum interest rate reduction of 4% effective in the 4th quarter of 2012. We intend to work hard to continue to grow these small business loans and keep the dividend on this $21 million of Treasury Funds at the SBLF program minimum of 1%.

While the road ahead is not clear, we believe that AmeriServ has not just weathered the storm but is poised to continue its improvement. It does appear that the turnaround is over and AmeriServ is now ready to be measured against similar sized community banks in the industry. AmeriServ is not perfect, but we believe our company grows stronger every day.

THREE MONTHS ENDED JUNE 30, 2012 VS. THREE MONTHS ENDED JUNE 30, 2011

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended June 30, 2012	Three months ended June 30, 2011
Net income	$1,432	$1,938
Diluted earnings per share	0.06	0.08
Return on average assets (annualized)	0.59%	0.81%
Return on average equity (annualized)	5.19%	7.11%

The Company reported its ninth consecutive profitable quarter in the second quarter of 2012 by reporting net income of $1,432,000 or $0.06 per diluted common share. This represents a decrease of $506,000, or $0.02 per diluted common share from the second quarter 2011. The improvements in asset quality continued to result in a credit provision for loan losses in the second quarter of 2012, but at a lesser level than in the second quarter of 2011. Second quarter 2012 net income was also negatively impacted by reduced net interest income and a modest increase in non-interest expense. These negative items were partially offset by higher non-interest income and reduced income tax expense.

Diluted earnings per share in the second quarter of 2012 were negatively impacted by the preferred stock dividend related to the US Treasury SBLF program which amounted to $262,000 and reduced the amount of net income available to common shareholders. However, during the second quarter of 2012, the Company did experience strong loan growth in loan categories that qualify for the SBLF. As a result of this loan growth, the dividend rate that AmeriServ currently pays on the SBLF preferred stock will drop from 5% to 1%—the lowest rate available under the SBLF program. This lower preferred dividend rate will increase quarterly net income available to common shareholders by $210,000 beginning in the fourth quarter of 2012.

.....NET INTEREST INCOME AND MARGIN.....The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the second quarter of 2012 to the second quarter of 2011 (in thousands, except percentages):

	Three months ended June 30, 2012	Three months ended June 30, 2011	$ Change	% Change
Interest income	$9,885	$10,530	$(645)	(6.1)%
Interest expense	1,964	2,444	(480)	(19.6)

Net interest income	$7,921	$8,086	$(165)	(2.0)

Net interest margin	3.59%	3.71%	(0.12)	N/M

N/M—not meaningful

The Company’s net interest income in the second quarter of 2012 decreased by $165,000, or 2.0%, when compared to the second quarter of 2011. The second quarter 2012 net interest margin of 3.59% was 12 basis point lower than the 3.71% margin for last year’s second quarter. The decreased net interest income and net interest margin in 2012 reflects the challenges of a flatter yield curve which has caused interest revenue to decrease to greater extent than interest expense. Also, the second quarter 2012 net interest margin was negatively impacted by a build-up in short-term liquidity as the Company positioned its balance sheet for strong loan fundings that occurred late in the quarter. Specifically, total loans outstanding have increased for five consecutive quarters and now are $34.0 million, or 5.2%, higher than they were at June 30, 2011. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied commercial real estate loans which qualify as SBLF loans, particularly through its new loan production offices. Strong commercial loan pipelines suggest that the Company should be able to continue to grow the loan portfolio during the second half of 2012.

Despite this growth in loans, total interest revenue dropped by $645,000 between years and reflects the lower interest rate environment and flatter yield curve. Interest revenue has also been negatively impacted by increased premium amortization on mortgage backed securities due to faster mortgage prepayment speeds. However, careful management of funding costs has allowed the Company to mitigate a significant portion of this drop in interest revenue during the past year. Specifically, interest expense in the second quarter of 2012 declined by $480,000 from the same prior year quarter due to the Company’s proactive efforts to reduce deposit and borrowing costs. Even with this reduction in deposit costs, the Company still experienced solid growth in deposits which increased by $44 million or 5.4% over the past 12 months.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2012 and June 30, 2011 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended June 30 (In thousands, except percentages)

	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$669,307	$8,558	5.08%	$651,036	$8,812	5.38%
Interest bearing deposits	7,359	5	0.27	1,701	—	0.01
Short-term investment in money market funds	13,775	7	0.20	3,243	2	0.28
Federal funds sold	—	—	—	9,173	3	0.10
Investment securities – AFS	176,258	1,210	2.75	199,010	1,617	3.25
Investment securities – HTM	13,676	111	3.25	8,965	104	4.64

Total investment securities	189,934	1,321	2.78	207,975	1,721	3.31

Total interest earning assets/interest income	880,375	9,891	4.49	873,128	10,538	4.84
Non-interest earning assets:
Cash and due from banks	16,072			15,012
Premises and equipment	10,928			10,494
Other assets	81,557			79,008
Allowance for loan losses	(13,839)			(18,061)

TOTAL ASSETS	$975,093			$959,581

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$59,441	$28	0.19%	$57,237	$31	0.21%
Savings	85,406	50	0.24	81,898	63	0.31
Money markets	206,443	225	0.44	192,072	271	0.57
Other time	334,128	1,365	1.64	351,153	1,741	1.99

Total interest bearing deposits	685,418	1,668	0.98	682,360	2,106	1.24
Short-term borrowings:
Other short-term borrowings	440	—	0.25	869	1	0.64
Advances from Federal Home Loan Bank	4,140	16	1.59	9,729	57	2.29
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57

Total interest bearing liabilities/interest expense	703,083	1,964	1.12	706,043	2,444	1.39
Non-interest bearing liabilities:
Demand deposits	145,738			132,578
Other liabilities	15,375			11,583
Shareholders’ equity	110,897			109,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$975,093			$959,581

Interest rate spread			3.37			3.45
Net interest income/ Net interest margin		7,927	3.59%		8,094	3.71%
Tax-equivalent adjustment		(6)			(8)

Net Interest Income		$7,921			$8,086

….PROVISION FOR LOAN LOSSES..... Sustained improvements in asset quality evidenced by low levels of non-performing assets, net charge-offs, and classified loans allowed the Company to again reverse a portion of the allowance for loan losses into earnings in the second quarter of 2012 while still maintaining strong coverage ratios. At June 30, 2012, non-performing assets totaled $5.1 million or 0.74% of total loans. This represents the fourth consecutive quarter where non-performing assets have been near the $5 million level. Criticized and classified loans also dropped by $12 million or 21.3% during the past twelve months. Actual credit losses realized through net charge-offs have also remained low in 2012 with the Company even experiencing net loan recoveries of $39,000 in the second quarter of 2012 which was comparable with the net recoveries of $108,000 collected in the 2011 second quarter. As a result of this sustained asset quality improvement, the Company recorded a negative provision for loan losses of $500,000 in the second quarter of 2012 compared to a credit provision of $1,175,000 in the second quarter of 2011. When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, non-performing asset, loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends. In summary, the allowance for loan losses provided 315% coverage of non-performing loans at June 30, 2012, compared to 288% coverage of non-performing loans at December 31, 2011.

.....NON-INTEREST INCOME..... Non-interest income for the second quarter of 2012 totaled $3.7 million and increased $279,000, or 8.1%, from the second quarter 2011 performance. Factors contributing to this higher level of non-interest income in 2012 included:

•

a $96,000 increase in gains realized on residential mortgage loan sales into the secondary market due to increased mortgage loan production in the second quarter of 2012. The lower long term interest rate environment, resulting from the Federal Reserve’s Operation Twist policies, has contributed to increased mortgage purchase and refinance activity in 2012.

•

a $219,000 increase in other income again reflecting higher revenue from residential mortgage banking activities such as underwriting and documentation preparation fees. Also, an $83,000 increase in revenue from financial services (annuity and mutual funds sales) was another item contributing to the higher level of other income in the second quarter of 2012.

.....NON-INTEREST EXPENSE..... Non-interest expense for the second quarter of 2012 totaled $10.1 million and increased by $190,000, or 1.9%, from the prior year’s second quarter. Factors contributing to the higher non-interest expense in 2012 included:

•

a $402,000 increase in salaries and employee benefits expense due to higher salaries expense, incentive compensation and pension expense in the second quarter of 2012. The 2012 personnel expenses also reflect the staffing costs associated with new loan production offices in Altoona and Harrisburg, Pennsylvania, and Hagerstown, Maryland.

•

a $346,000 decrease in FDIC deposit insurance expense due to a change in the calculation methodology which took effect in the second half of 2011 and the Company’s improved risk profile which is evidenced by better asset quality and increased profitability.

•	an $82,000 increase in other expense due to an increase in the reserve for unfunded loan commitments as a result of increased commercial loan origination activity in the second quarter of 2012.

SIX MONTHS ENDED JUNE 30, 2012 VS. SIX MONTHS ENDED JUNE 30, 2011

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Six months ended June 30, 2012	Six months ended June 30, 2011
Net income	$2,997	$3,201
Diluted earnings per share	0.12	0.12
Return on average assets (annualized)	0.62%	0.67%
Return on average equity (annualized)	5.40%	5.96%

For the six month period ended June 30, 2012, the Company reported net income of $2,997,000 or $0.12 per diluted common share. Net income for the 2012 six month period was down by $204,000 or 6.4% while diluted earnings per share did not change due to the success of the Company’s common stock repurchase program. The improvements in asset quality continued to result in a credit provision for loan losses in the first half of 2012, but at a lesser level than in the first half of 2011. The Company’s 2012 net income was also negatively impacted by a modest reduction in net interest income and a controlled 1.9% increase in non-interest expense. These negative items were partially offset by sharply higher non-interest income and reduced income tax expense in the first half of 2012.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company’s net interest income performance for the first half of 2012 to the first half of 2011 (in thousands, except percentages):

	Six months ended June 30, 2012	Six months ended June 30, 2011	$ Change	% Change
Interest income	$20,009	$21,126	$(1,117)	(5.3)%
Interest expense	4,030	5,074	(1,044)	(20.6)

Net interest income	$15,979	$16,052	$(73)	(0.5)

Net interest margin	3.64%	3.71%	(0.07)	N/M

N/M—not meaningful

The Company’s net interest income in the first six months of 2012 decreased modestly by $73,000 or 0.5%, when compared to the first six months of 2011. The first half 2012 net interest margin of 3.64% was down seven basis points when compared to the 3.71% net interest margin for last year’s first six months. The decreased net interest income and net interest margin in 2012 reflects the challenges of a lower interest rate environment and flatter yield curve which has caused interest revenue to decrease to greater extent than interest expense. The Company expects this net interest margin pressure to persist in the second half of 2012.

.....COMPONENT CHANGES IN NET INTEREST INCOME.… Regarding the separate components of net interest income, the Company’s total interest income for the first six months of 2012 decreased by $1.1 million or 5.3% when compared to the same 2011 period. This decrease was due to a 32 basis point decline in the earning asset yield to 4.57%. Within the earning asset base, the yield on the total loan portfolio decreased by 29 basis points to 5.15% while the yield on total investment securities dropped by 44 basis points to 2.82%. In the current interest rate environment, new investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing. Despite a $12 million or 1.8% increase in total average loans, total loan interest revenue dropped by $606,000 between years and reflects the impact of this lower interest rate environment. Investment securities interest revenue has also been negatively impacted by increased premium amortization on mortgage backed securities due to faster mortgage prepayment speeds.

The Company’s total interest expense for the first six months of 2012 decreased by $1.0 million or 20.6% when compared to the same 2011 period. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 29 basis points to 1.16%. Management’s decision to further reduce interest rates paid on all deposit categories has not had a negative impact on deposit growth as consumers and businesses have sought the safety and liquidity provided by well capitalized banks like AmeriServ Financial. This decrease in funding costs was aided by a drop in interest expense associated with a $5.1 million decrease in the volume of interest bearing liabilities. Specifically, the average balance of interest bearing deposits declined by $3.4 million, and was complemented by a $1.7 million decrease in all FHLB borrowings (wholesale borrowings averaged only 0.9% of total assets in 2012). The Company also favorably replaced these interest bearing liabilities with non-interest bearing demand deposits which increased by $11.1 million on average for the first six months of 2012.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 2012 and June 30, 2011. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 33.

Six months ended June 30 (In thousands, except percentages)

	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$667,941	$17,292	5.15%	$656,048	$17,903	5.44%
Interest bearing deposits	10,691	6	0.17	1,616	—	0.01
Short-term investment in money market funds	4,473	10	0.44	3,676	5	0.30
Federal funds sold	—	—	—	11,676	7	0.13
Investment securities – AFS	179,081	2,489	2.78	188,978	3,028	3.20
Investment securities – HTM	13,174	223	3.39	9,278	199	4.29

Total investment securities	192,255	2,712	2.82	198,256	3,227	3.26

Total interest earning assets/interest income	875,360	20,020	4.57	871,272	21,142	4.89
Non-interest earning assets:
Cash and due from banks	16,618			15,283
Premises and equipment	10,877			10,489
Other assets	81,929			79,313
Allowance for loan losses	(14,162)			(18,948)

TOTAL ASSETS	$970,622			$957,409

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$57,894	$56	0.20%	$56,164	$59	0.21%
Savings	84,541	102	0.24	80,221	137	0.34
Money markets	204,300	463	0.45	189,003	563	0.60
Other time	330,904	2,809	1.70	355,646	3,641	2.06

Total interest bearing deposits	677,639	3,430	1.02	681,034	4,400	1.30
Short-term borrowings:
Other short-term borrowings	2,337	4	0.24	646	2	0.67
Advances from Federal Home Loan Bank	6,316	36	1.15	9,736	112	2.30
Guaranteed junior subordinated deferrable interest debentures	13,085	560	8.57	13,085	560	8.57

Total interest bearing liabilities/interest expense	699,377	4,030	1.16	704,501	5,074	1.45
Non-interest bearing liabilities:
Demand deposits	143,922			132,814
Other liabilities	15,721			11,721
Shareholders’ equity	111,602			108,373

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$970,622			$957,409

Interest rate spread			3.41			3.44
Net interest income/ Net interest margin		15,990	3.64%		16,068	3.71%
Tax-equivalent adjustment		(11)			(16)

Net Interest Income		$15,979			$16,052

….PROVISION FOR LOAN LOSSES..... Sustained improvements in asset quality evidenced by low levels of non-performing assets, net charge-offs, and classified loans allowed the Company to again reverse a portion of the allowance for loan losses into earnings in the first half of 2012 while still maintaining strong coverage ratios. For example, actual credit losses realized through net charge-offs in 2012 totaled only $181,000 or 0.05% of total average loans which represents a decrease from the first six months of 2011 when net charge-offs totaled $1.0 million or 0.32% of total average loans. As a result of this sustained asset quality improvement, the Company recorded a credit provision for loan losses of $1,125,000 in the first half of 2012 compared to a $1,775,000 credit provision in the first six months of 2011. Overall, there has been $650,000 less earnings benefit from negative loan loss provisions in 2012. The allowance for loan losses was 1.94% of total loans at June 30, 2012, compared to 2.20% of total loans at December 31, 2011.

.....NON-INTEREST INCOME..... Non-interest income for the first six months of 2012 totaled $7.4 million and increased $848,000, or 12.9%, from the first six months 2011 performance. Factors contributing to this higher level of non-interest income in 2012 included:

•

in the first quarter of 2011, the Company realized a $358,000 investment security loss on a portfolio repositioning strategy where we sold $17 million of lower yielding, longer duration securities in the portfolio and replaced them with higher yielding securities with a shorter duration. There was a modest $12,000 investment security gain in the first half of 2012.

•	a $152,000 or 4.8% increase in trust fees as our wealth management and fiduciary businesses benefited from the implementation of new fee schedules and improved asset values in 2012.

•

a $110,000 increase in gains realized on residential mortgage loan sales into the secondary market due to increased mortgage loan production in the first half of 2012. Specifically, the Company sold $41.1 million of residential mortgage loans into the secondary market in the first six months of 2012 compared to $29.3 million in the first half of 2011. Furthermore, higher fees related to residential mortgage banking activities was a key factor responsible for the $219,000 increase in other income in the first six months of 2012.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first six months of 2012 totaled $20.2 million and increased by $385,000, or 1.9%, from the prior year’s first six months. Factors contributing to the higher non-interest expense in 2012 included:

•

an $888,000 increase in salaries and employee benefits expense due to higher salaries expense, incentive compensation and pension expense in the first half of 2012. The 2012 personnel expenses also reflect the staffing costs associated with new loan production offices in Altoona and Harrisburg, Pennsylvania, and Hagerstown, Maryland.

•	a $679,000 decrease in FDIC expense due to a change in the calculation methodology which took effect in the second half of 2011 and the Company’s improved risk profile in 2012.

•	a $187,000 increase in other expense due to an increase in the reserve for unfunded loan commitments as a result of increased commercial loan origination activity in the first six months of 2012.

.....INCOME TAX EXPENSE..... The Company recorded an income tax expense of $1.3 million or an effective tax rate of approximately 30.8% in the first six months of 2012. This compares to an income tax expense of $1.4 million or an effective tax rate of approximately 30.3% recorded in the first six months of 2011. The comparable income tax expense and effective rate in 2012 reflects a similar level of pre-tax earnings combined with a relatively consistent level of tax free earnings from bank owned life insurance. The Company’s deferred tax asset was $11.4 million at June 30, 2012 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

…..SEGMENT RESULTS….. Retail banking’s net income contribution was $786,000 in the second quarter of 2012 and $1.6 million for the first six months of 2012 compared to $405,000 and $592,000 for the same comparable periods of 2011. The improved performance in 2012 is due to increased non-interest revenue, reduced non-interest expense, and stable net interest margin performance. The improved non-interest revenue reflects increased residential mortgage banking related revenues in 2012. The decline in non-interest expense was due to the previously discussed $346,000 and $679,000 decrease in FDIC deposit insurance expense for the second quarter and first six months of 2012.

The commercial banking segment reported net income contributions of $1.3 million in the second quarter and $2.5 million for the first six months of 2012 compared to $2.0 million and $3.6 million for the same 2011 periods. Sustained improvements in asset quality continued to result in a credit provision for loan losses in 2012 but at a lesser level than 2011. Overall, there has been $721,000 less earnings benefit from negative loan loss provisions in this segment in 2012. Non-interest expense in this segment was also negatively impacted by higher personnel expense and the costs associated with opening three new loan production offices.

The trust segment’s net income contribution in the second quarter amounted to $246,000 and $498,000 for the first six months of 2012 compared to $262,000 and $445,000 for the same 2011 periods. The increase in net income for the six month period reflected higher revenue as our wealth management businesses benefitted from the implementation of new fee schedules and increased asset values in the first half of 2012.

The investment/parent segment reported a net loss of $901,000 in the second quarter and $1.7 million for the first six months of 2012 compared to the net loss of $721,000 for the second quarter and $1.4 million for the first six months of 2011. Declining yields in the investment securities portfolio and the flatter yield curve have negatively impacted this segment.

…...BALANCE SHEET….. The Company’s total consolidated assets were $997 million at June 30, 2012, which increased by $18.0 million, or 1.8%, from the $979 million level at December 31, 2011. Investment security balances decreased by $3.4 million reflecting the Company’s intention to generate liquidity to grow the loan portfolio. The Company’s loans and loans held for sale grew by $20.0 million and now total $691 million. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied commercial real estate loans which qualify as SBLF loans, particularly through its new loan production offices.

The Company’s deposits totaled $854 million at June 30, 2012, which was $37.6 million or 4.6% higher than December 31, 2011, due to an increase in both demand deposits and money market account balances. As a result of this deposit growth, we were able to fund the previously mentioned loan growth and also reduce total FHLB borrowings by $18.8 million during the first six months of 2012. These borrowings now represent less than 1% of total assets. The Company’s total shareholders’ equity was down $1.5 million since year-end 2011 as we fully utilized our net income and excess capital to repurchase common stock and make preferred stock dividend payments. During the first half of 2012, the Company repurchased 1,638,000 shares or 7.8% of its common stock at an average price of $2.48 for a total cost of $4.1 million. Even after this large common stock repurchase, the Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 16.41%, and an asset leverage ratio of 11.60% at June 30, 2012. The Company’s book value per common share was $4.66, its tangible book value per common share was $4.00, and its tangible common equity to tangible assets ratio was 7.84% at June 30, 2012.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	June 30, 2012	December 31, 2011	June 30, 2011

Total accruing loan delinquency (past due 30 to 89 days)	$3,057	$3,319	$1,942
Total non-accrual loans	4,139	5,075	6,909
Total non-performing assets including TDR*	5,077	5,199	7,433
Loan delinquency, as a percentage of total loans, net of unearned income	0.45%	0.50%	0.30%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.60	0.76	1.06
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.74	0.78	1.14
Non-performing assets as a percentage of total assets	0.51	0.53	0.81
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.05	0.24	0.32
Annualized provision (credit) for loan losses	(0.34)	(0.54)	(0.54)
Total classified loans (loans rated substandard or doubtful)	$21,262	$18,542	$28,419

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company sustained meaningful asset quality improvements in the first six months of 2012. These improvements are evidenced by reduced levels of non-accrual loans, non-performing assets, and low loan delinquency levels that continue to be well below 1% of total loans. We continue to closely monitor the loan portfolio given the uncertainty in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2012, the 25 largest credits represented 28.8% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.... The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30, 2012	December 31, 2011	June 30, 2011
Allowance for loan losses	$13,317	$14,623	$16,958
Allowance for loan losses as a percentage of each of the following:
total loans, net of unearned income	1.94%	2.20%	2.59%
total accruing delinquent loans (past due 30 to 89 days)	435.62	440.58	873.22
total non-accrual loans	321.74	288.14	245.45
total non-performing assets	262.30	281.27	228.14

The Company has reversed a portion of the allowance for loan losses into earnings in both 2011 and 2012 due to the previously discussed sustained improvement in asset quality. As a result, the balance in the allowance for loan losses has declined but the Company has been able to strengthen its coverage of non-accrual loans and non-performing assets as indicated in the above table.

.....LIQUIDITY..... The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past three years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to either fund loan growth, paydown borrowings, or reinvested back into the securities portfolio. We strive to operate our loan to deposit ratio in a range of 85% to 95%. At June 30, 2012, the Company’s loan to deposit ratio was 80.9%. We are optimistic that we can increase the loan to deposit ratio in the second half of 2012 given improved commercial loan pipelines, the opening of three new loan production offices, and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $808,000 from December 31, 2011, to June 30, 2012, due to $19.2 million of cash used by investing activities which was partially offset by $14.3 million of cash provided by financing activities and $4.1 million of cash provided by operating activities. Within investing activities, cash provided from investment security maturities and sales exceeded cash used for new investment security purchases by $3.1 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $134.1 million and was $21.9 million higher than the $112.2 million of cash received from loan principal payments and participations. Within financing activities, deposit growth provided $37.6 million of cash. This was partially offset by $18.8 million of cash used to paydown borrowings and $4.1 million of cash used to repurchase common stock. At June 30, 2012, the Company had immediately available $306 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $14.7 million of cash, short-term investments, and securities at June 30, 2012, which was down by $1.2 million from the year-end 2011 total. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At June 30, 2012, our subsidiary Bank had $6.6 million of cash available for immediate dividends to the holding company under the applicable regulatory formulas. As such, the holding company has strong liquidity to meet its trust preferred debt service requirements and preferred stock dividends, which should approximate $1.5 million over the next twelve months.

.....CAPITAL RESOURCES..... The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.60% and the risk based capital ratio was 16.41% at June 30, 2012. The Company’s tangible common equity to tangible assets ratio was 7.84% at June 30, 2012. Since the common stock buyback program began in the fourth quarter of 2011, we repurchased 1,925,000 shares or 9.1% of our common stock at a total cost of $4,643,000 or an average price of $2.41 per share. There are 142,000 shares remaining to buyback under the existing common stock repurchase program authorization. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2012. Capital generated from earnings will be utilized to pay the SBLF preferred dividend and complete the common stock buyback program.

....INTEREST RATE SENSITIVITY..... The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The interest rate scenarios in the table compare the Company’s base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate interest rate changes of 100 and 200 basis points. Note that we suspended the 200 basis point downward rate shock since it has little value due to the absolute low level of interest rates. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s existing balance sheet that was developed under the flat interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	6.2%	27.8%
100bp increase	4.6	17.3
100bp decrease	(4.1)	(9.8)

The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at 0.25%. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and scheduled repricing of loans tied to LIBOR. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

.....OFF BALANCE SHEET ARRANGEMENTS..... The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $144.0 million and standby letters of credit of $11.0 million as of June 30, 2012. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $10.7 million, or 81%, of the total allowance for credit losses at June 30, 2012 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. As of June 30, 2012, goodwill was not considered impaired; however, deteriorating economic conditions could result in impairment, which could adversely affect earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of June 30, 2012, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

Account — Investment Securities

Balance Sheet Reference — Investment Securities

Income Statement Reference — Net realized gains (losses) on investment securities

Description

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At June 30, 2012, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

Item 4......CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2012, are effective.

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

Following are the Company’s monthly common stock purchases during the second quarter of 2012. All shares are repurchased under Board of Directors authorization. In April 2012, the Board authorized an increase in the size of the program to repurchase a total of 2,067,000 shares. There is no prescribed termination date for this program.

Period	Total number of shares purchased as part of publicly announced plan	Average price paid per share	Aggregate total number of shares purchased as part of publicly announced plan	Maximum number of additional shares that may be purchased under the authorized plan

April 2012	1,045,000	$2.47	1,787,900	279,100
May 2012	131,700	2.88	1,919,600	147,400
June 2012	5,800	2.71	1,925,400	141,600

Total	1,182,500	$2.52

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011, exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011.

3.2	Bylaws, as amended and restated on December 17, 2009, Exhibit 3.2 to the Form 8-K filed December 23, 2009.

15.1	Report of S.R. Snodgrass, A.C. regarding unaudited interim financial statement information.

15.2	Awareness Letter of S.R. Snodgrass, A.C.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Consolidated Financial Statements (unaudited).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: August 9, 2012	/s/ Glenn L. Wilson
Glenn L. Wilson
President and Chief Executive Officer

Date: August 9, 2012	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President and Chief Financial Officer