Form 10-Q
period 2012-09-30
AMERISERV FINANCIAL INC /PA/
filed 2012-11-09
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common Stock, par value $0.01	19,255,221

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from depository institutions	$19,462	$26,938
Interest bearing deposits	10,355	1,716
Short-term investments in money market funds	3,855	6,129

Total cash and cash equivalents	33,672	34,783
Investment securities:
Available for sale	167,109	182,923
Held to maturity (fair value $14,868 on September 30, 2012 and $12,914 on December 31, 2011)	14,210	12,280
Loans held for sale	6,641	7,110
Loans	700,625	664,189
Less: Unearned income	642	452
Allowance for loan losses	12,829	14,623

Net loans	687,154	649,114
Premises and equipment, net	11,187	10,674
Accrued interest income receivable	3,403	3,216
Goodwill	12,613	12,613
Bank owned life insurance	35,996	35,351
Net deferred tax asset	10,592	12,681
Federal Home Loan Bank stock	4,808	5,891
Federal Reserve Bank stock	2,125	2,125
Prepaid federal deposit insurance	1,524	1,814
Other assets	11,247	8,501

TOTAL ASSETS	$1,002,281	$979,076

LIABILITIES
Non-interest bearing deposits	$157,441	$141,982
Interest bearing deposits	692,684	674,438

Total deposits	850,125	816,420

Short-term borrowings	—	15,765
Advances from Federal Home Loan Bank	12,000	6,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085

Total borrowed funds	25,085	34,850

Other liabilities	14,760	15,454

TOTAL LIABILITIES	889,970	866,724

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on September 30, 2012 and December 31, 2011	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,398,540 shares issued and 19,255,221 outstanding on September 30, 2012; 26,397,040 shares issued and 20,921,021 outstanding on December 31, 2011	264	264
Treasury stock at cost, 7,143,319 shares on September 30, 2012 and 5,476,019 shares on December 31, 2011	(73,388)	(69,241)
Capital surplus	145,091	145,061
Retained earnings	22,457	18,928
Accumulated other comprehensive loss, net	(3,113)	(3,660)

TOTAL SHAREHOLDERS’ EQUITY	112,311	112,352

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,002,281	$979,076

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
INTEREST INCOME
Interest and fees on loans	$8,807	$8,888	$26,088	$26,775
Interest bearing deposits	2	4	8	4
Short-term investments in money market funds	4	2	14	7
Federal funds sold	—	—	—	7
Investment securities:
Available for sale	1,108	1,499	3,597	4,527
Held to maturity	109	99	332	298

Total Interest Income	10,030	10,492	30,039	31,618

INTEREST EXPENSE
Deposits	1,587	2,038	5,017	6,438
Short-term borrowings	2	1	6	3
Advances from Federal Home Loan Bank	19	55	55	167
Guaranteed junior subordinated deferrable interest debentures	280	280	840	840

Total Interest Expense	1,888	2,374	5,918	7,448

NET INTEREST INCOME	8,142	8,118	24,121	24,170
Provision (credit) for loan losses	(200)	(550)	(1,325)	(2,325)

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	8,342	8,668	25,446	26,495

NON-INTEREST INCOME
Trust fees	1,533	1,570	4,858	4,743
Investment advisory fees	182	172	552	568
Net realized gains (losses) on investment securities	—	—	12	(358)
Net gains on sale of loans	262	186	789	603
Service charges on deposit accounts	567	640	1,619	1,661
Bank owned life insurance	217	227	644	661
Other income	888	729	2,582	2,205

Total Non-Interest Income	3,649	3,524	11,056	10,083

NON-INTEREST EXPENSE
Salaries and employee benefits	6,132	5,702	18,094	16,776
Net occupancy expense	698	680	2,129	2,179
Equipment expense	395	435	1,319	1,275
Professional fees	977	983	2,837	2,874
Supplies, postage and freight	191	203	624	662
Miscellaneous taxes and insurance	363	344	1,073	1,024
Federal deposit insurance expense	104	262	347	1,184
Other expense	1,227	1,273	3,845	3,704

Total Non-Interest Expense	10,087	9,882	30,268	29,678

PRETAX INCOME	1,904	2,310	6,234	6,900
Provision for income tax expense	597	744	1,930	2,133

NET INCOME	1,307	1,566	4,304	4,767
Preferred stock dividends and accretion of preferred stock discount	251	539	776	1,119

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,056	$1,027	$3,528	$3,648

PER COMMON SHARE DATA:
Basic:
Net income	$0.05	$0.05	$0.18	$0.17
Average number of shares outstanding	19,275	21,208	19,844	21,208
Diluted:
Net income	$0.05	$0.05	$0.18	$0.17
Average number of shares outstanding	19,351	21,227	19,904	21,231
Cash dividends declared	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
COMPREHENSIVE INCOME
Net income	$1,307	$1,566	$4,304	$4,767

Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	253	201	117	707
Income tax effect	(85)	(69)	(40)	(240)
Unrealized holding gains on available for sale securities arising during period	518	1,995	724	3,656
Income tax effect	(176)	(679)	(246)	(1,245)
Reclassification adjustment for losses (gains) on available for sale securities included in net income	—	—	(12)	358
Income tax effect	—	—	4	(123)

Other comprehensive income	510	1,448	547	3,113

Comprehensive income	$1,817	$3,014	$4,851	$7,880

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
OPERATING ACTIVITIES
Net income	$4,304	$4,767
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(1,325)	(2,325)
Depreciation expense	1,116	1,098
Net amortization of investment securities	847	463
Net realized (gains) losses on investment securities available for sale	(12)	358
Net gains on sale of loans	(789)	(603)
Amortization of deferred loan fees	(134)	(182)
Origination of mortgage loans held for sale	(58,359)	(39,021)
Sales of mortgage loans held for sale	59,617	42,866
Decrease (increase) in accrued interest income receivable	(187)	34
Decrease in accrued interest expense payable	(388)	(928)
Earnings on bank owned life insurance	(644)	(661)
Deferred income taxes	1,843	3,668
Stock based compensation expense	30	14
Decrease in prepaid Federal Deposit Insurance	290	1,120
Net (increase) decrease in other assets	(2,054)	2,893
Net decrease in other liabilities	(202)	(3,265)

Net cash provided by operating activities	3,953	10,296

INVESTING ACTIVITIES
Purchases of investment securities - available for sale	(32,199)	(73,542)
Purchases of investment securities - held to maturity	(4,578)	(3,991)
Proceeds from sales of investment securities – available for sale	4,221	16,518
Proceeds from maturities of investment securities – available for sale	43,694	39,745
Proceeds from maturities of investment securities – held to maturity	2,635	1,313
Proceeds from redemption of regulatory stock	1,083	1,031
Long-term loans originated	(148,238)	(98,583)
Principal collected on long-term loans	116,812	113,424
Loans purchased or participated	(14,492)	(8,500)
Loans sold or participated	8,500	—
Sale of other real estate owned	110	797
Purchases of premises and equipment	(1,629)	(1,081)

Net cash used in investing activities	(24,081)	(12,869)

FINANCING ACTIVITIES
Net increase in deposit balances	33,705	24,803
Net decrease in other short-term borrowings	(15,765)	(4,550)
Principal borrowings on advances from Federal Home Loan Bank	17,000	—
Principal repayments on advances from Federal Home Loan Bank	(11,000)	(43)
Purchases of treasury stock	(4,147)	—
Preferred stock dividends	(776)	(788)

Net cash provided by financing activities	19,017	19,422

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,111)	16,849
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,783	19,337

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$33,672	$36,186

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service Bank with 18 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.5 billion that are not recognized on the Company’s balance sheet at September 30, 2012. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. Early application by public entities was not permitted. Additional disclosures have been provided in Note 16.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in this Update should be applied retrospectively. The Company has elected to provide the separate statement disclosure.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This ASU did not have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This ASU did not have a significant impact on the Company’s financial statements.

4.	Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options and warrants to purchase 182,351 common shares, at exercise prices ranging from $2.75 to $5.75, and 1,478,417 common shares, at exercise prices ranging from $2.20 to $6.10, were outstanding as of September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends and accretion of discount on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net income	$1,307	$1,566	$4,304	$4,767
Preferred stock dividends and accretion of preferred stock discount	251	539	776	1,119

Net income available to common shareholders	$1,056	$1,027	$3,528	$3,648

Denominator:
Weighted average common shares outstanding (basic)	19,275	21,208	19,844	21,208
Effect of stock options/warrants	76	19	60	23

Weighted average common shares outstanding (diluted)	19,351	21,227	19,904	21,231

Earnings per common share:
Basic	$0.05	$0.05	$0.18	$0.17
Diluted	0.05	0.05	0.18	0.17

5.	Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds. The Company made $122,000 in income tax payments in the first nine months of 2012 as compared to $69,000 for the first nine months of 2011. The Company made total interest payments of $6,306,000 in the first nine months of 2012 compared to $8,376,000 in the same 2011 period. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $836,000 and $58,000 in the first nine months of 2012 and 2011, respectively.

6.	Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	September 30, 2012
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
US Agency	$6,848	$80	$—	$6,928
US Agency mortgage- backed securities	145,796	7,460	(8)	153,248
Corporate bonds	6,991	12	(70)	6,933

Total	$159,635	$7,552	$(78)	$167,109

Investment securities held to maturity (HTM):

	September 30, 2012
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

US Agency mortgage- backed securities	$10,215	$738	$—	$10,953
Corporate bonds and other securities	3,995	—	(80)	3,915

Total	$14,210	$738	$(80)	$14,868

Investment securities available for sale (AFS):

	December 31, 2011
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$10,689	$48	$(28)	$10,709
US Agency mortgage- backed securities	165,484	6,737	(7)	172,214

Total	$176,173	$6,785	$(35)	$182,923

Investment securities held to maturity (HTM):

	December 31, 2011
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage- backed securities	$9,280	$643	$—	$9,923
Other securities	3,000	—	(9)	2,991

Total	$12,280	$643	$(9)	$12,914

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At September 30, 2012, 93.7% of the portfolio was rated “AAA” as compared to 98.4% at December 31, 2011. 1.2% of the portfolio was either rated below “A” or unrated at September 30, 2012. The Company has no exposure to subprime mortgage loans in the investment portfolio. At September 30, 2012, the Company’s consolidated investment securities portfolio had a modified duration of approximately 1.46 years. There were no sales of AFS securities in the third quarter of 2012. Total proceeds from the sale of AFS securities were $4.2 million for the first nine months of 2012. The Company had no gross investment security gains or gross investment security losses in the third quarter and $59,000 of gross investment security gains and $47,000 of gross investment security losses in the first nine months of 2012 compared to no gross investment security gains or losses in the third quarter of 2011 and $358,000 of gross investment security losses for the first nine months of 2011.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $89,663,000 at September 30, 2012 and $83,235,000 at December 31, 2011.

The following tables present information concerning investments with unrealized losses as of September 30, 2012 and December 31, 2011 (in thousands):

Investment securities available for sale:

	September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency mortgage- backed securities	$1,024	$(4)	$400	$(4)	$1,424	$(8)
Corporate bonds	5,929	(70)	—	—	5,929	(70)

Total	$6,953	$(74)	$400	$(4)	$7,353	$(78)

Investment securities held to maturity:

	September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and other securities	$1,942	$(54)	$1,973	$(26)	$3,915	$(80)

Total	$1,942	$(54)	$1,973	$(26)	$3,915	$(80)

Investment securities available for sale:

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$3,161	$(28)	$—	$—	$3,161	$(28)
US Agency mortgage- backed securities	613	(7)	—	—	613	(7)

Total	$3,774	$(35)	$—	$—	$3,774	$(35)

Investment securities held to maturity:

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other securities	$1,991	$(9)	$—	$—	$1,991	$(9)

Total	$1,991	$(9)	$—	$—	$1,991	$(9)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 11 positions that are considered temporarily impaired at September 30, 2012. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at September 30, 2012, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Investment securities available for sale:

	September 30, 2012
Cost Basis	US Agency	US Agency Mortgage- Backed Securities	Corporate Bonds	Total Investment Securities Available For Sale
After 1 year but within 5 years	$6,848	$—	$6,991	$13,839
After 5 years but within 10 years	—	15,661	—	15,661
After 10 years but within15 years	—	65,666	—	65,666
Over 15 years	—	64,469	—	64,469

Total	$6,848	$145,796	$6,991	$159,635

	September 30, 2012
Fair Value	US Agency	US Agency Mortgage- Backed Securities	Corporate Bonds	Total Investment Securities Available For Sale
After 1 year but within 5 years	$6,928	$—	$6,933	$13,861
After 5 years but within 10 years	—	16,562	—	16,562
After 10 years but within15 years	—	69,047	—	69,047
Over 15 years	—	67,639	—	67,639

Total	$6,928	$153,248	$6,933	$167,109

Investment securities held to maturity:

	September 30, 2012
Cost Basis	US Agency Mortgage- Backed Securities	Corporate Bonds and Other Securities	Total Investment Securities Held To Maturity
Within 1 year	$—	$2,000	$2,000
After 1 year but within 5 years	—	1,000	1,000
Over 15 years	10,215	995	11,210

Total	$10,215	$3,995	$14,210

	September 30, 2012
Fair Value	US Agency Mortgage- Backed Securities	Corporate Bonds and Other Securities	Total Investment Securities Held To Maturity
Within 1 year	$—	$1,974	$1,974
After 1 year but within 5 years	—	961	961
Over 15 years	10,953	980	11,933

Total	$10,953	$3,915	$14,868

7.	Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Commercial	$107,982	$83,124
Commercial loans secured by real estate	359,275	349,778
Real estate – mortgage	215,869	212,663
Consumer	16,857	18,172

Loans, net of unearned income	$699,983	$663,737

Loan balances at September 30, 2012 and December 31, 2011 are net of unearned income of $642,000 and $452,000, respectively. Real estate-construction loans comprised 2.4%, and 1.9% of total loans, net of unearned income, at September 30, 2012 and December 31, 2011, respectively. The Company has no exposure to subprime mortgage loans in the loan portfolio.

8.	Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three month periods ending September 30, 2012 and 2011 (in thousands).

	Balance at June 30, 2012	Charge- Offs	Recoveries	Provision (Credit)	Balance at September 30, 2012
Commercial	$2,352	$(246)	$14	$277	$2,397
Commercial loans secured by real estate	8,378	—	8	(515)	7,871
Real estate- mortgage	1,206	(51)	9	57	1,221
Consumer	155	(36)	14	17	150
Allocation for general risk	1,226	—	—	(36)	1,190

Total	$13,317	$(333)	$45	$(200)	$12,829

	Balance at June 30, 2011	Charge- Offs	Recoveries	Provision (Credit)	Balance at September 30, 2011
Commercial	$4,554	$—	$292	$(386)	$4,460
Commercial loans secured by real estate	9,227	(646)	10	(99)	8,492
Real estate- mortgage	1,294	(5)	17	31	1,337
Consumer	193	(42)	35	10	196
Allocation for general risk	1,690	—	—	(106)	1,584

Total	$16,958	$(693)	$354	$(550)	$16,069

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the nine month periods ending September 30, 2012 and 2011(in thousands).

	Balance at December 31, 2011	Charge- Offs	Recoveries	Provision (Credit)	Balance at September 30, 2012
Commercial	$2,365	$(345)	$126	$251	$2,397
Commercial loans secured by real estate	9,400	(172)	208	(1,565)	7,871
Real estate- mortgage	1,270	(190)	38	103	1,221
Consumer	174	(170)	36	110	150
Allocation for general risk	1,414	—	—	(224)	1,190

Total	$14,623	$(877)	$408	$(1,325)	$12,829

	Balance at December 31, 2010	Charge- Offs	Recoveries	Provision (Credit)	Balance at September 30, 2011
Commercial	$3,851	$(942)	$816	$735	$4,460
Commercial loans secured by real estate	12,717	(1,284)	76	(3,017)	8,492
Real estate- mortgage	1,117	(45)	43	222	1,337
Consumer	206	(152)	117	25	196
Allocation for general risk	1,874	—	—	(290)	1,584

Total	$19,765	$(2,423)	$1,052	$(2,325)	$16,069

The credit provision for loan losses reflects the Company’s sustained asset quality improvements. The provision also benefited from lower historical loss factors and a decrease in certain qualitative factors to recognize the Company’s improved asset quality.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At September 30, 2012
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$—	$3,576	$—	$—	$3,576
Collectively evaluated for impairment	107,982	355,699	215,869	16,857	696,407

Total loans	$107,982	$359,275	$215,869	$16,857	$699,983

	At September 30, 2012
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$—	$987	$—	$—	$—	$987
General reserve allocation	2,397	6,884	1,221	150	1,190	11,842

Total allowance for loan losses	$2,397	$7,871	$1,221	$150	$1,190	$12,829

	At December 31, 2011
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$—	$3,870	$—	$—	$3,870
Collectively evaluated for impairment	83,124	345,908	212,663	18,172	659,867

Total loans	$83,124	$349,778	$212,663	$18,172	$663,737

	At December 31, 2011
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$—	$968	$—	$—	$—	$968
General reserve allocation	2,365	8,432	1,270	174	1,414	13,655

Total allowance for loan losses	$2,365	$9,400	$1,270	$174	$1,414	$14,623

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

	September 30, 2012
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$3,076	$987	$500	$3,576	$3,764

Total impaired loans	$3,076	$987	$500	$3,576	$3,764

	December 31, 2011
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$2,836	$968	$1,034	$3,870	$4,844

Total impaired loans	$2,836	$968	$1,034	$3,870	$4,844

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Average loan balance:
Commercial	$—	$24	$17	$1,571
Commercial loans secured by real estate	3,576	4,313	3,680	5,985

Average investment in impaired loans	$3,576	$4,337	$3,697	$7,556

Interest income recognized:
Commercial	$—	$—	$—	$20
Commercial loans secured by real estate	—	—	—	153

Interest income recognized on a cash basis on impaired loans	$—	$—	$—	$173

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

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$107,502	$37	$443	$—	$107,982
Commercial loans secured by real estate	318,252	21,040	19,630	353	359,275

Total	$425,754	$21,077	$20,073	$353	$467,257

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$80,175	$2,186	$763	$—	$83,124
Commercial loans secured by real estate	305,066	28,138	16,244	330	349,778

Total	$385,241	$30,324	$17,007	$330	$432,902

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

	September 30, 2012
	Performing	Non-Performing
Real estate- mortgage	$213,825	$2,044
Consumer	16,857	—

Total	$230,682	$2,044

	December 31, 2011
	Performing	Non-Performing
Real estate- mortgage	$211,458	$1,205
Consumer	18,172	—

Total	$229,630	$1,205

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	September 30, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$107,757	$225	$—	$—	$225	$107,982	$—
Commercial loans secured by real estate	357,736	579	—	960	1,539	359,275	—
Real estate- mortgage	213,402	1,779	606	82	2,467	215,869	—
Consumer	16,832	11	14	—	25	16,857	—

Total	$695,727	$2,594	$620	$1,042	$4,256	$699,983	$—

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$83,124	$—	$—	$—	$—	$83,124	$—
Commercial loans secured by real estate	347,671	650	—	1,457	2,107	349,778	—
Real estate- mortgage	209,060	2,133	629	841	3,603	212,663	—
Consumer	18,115	57	—	—	57	18,172	—

Total	$657,970	$2,840	$629	$2,298	$5,767	$663,737	$—

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

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are complemented by consideration of other qualitative factors.

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALLL.

9.	Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	September 30, 2012	December 31, 2011
Non-accrual loans
Commercial	$—	$—
Commercial loans secured by real estate	2,411	3,870
Real estate-mortgage	2,044	1,205

Total	4,455	5,075

Other real estate owned
Commercial loans secured by real estate	697	20
Real estate-mortgage	133	104

Total	830	124

TDR’s not in non-accrual	87	—

Total non-performing assets including TDR	$5,372	$5,199

Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.77%	0.78%

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

The following table details the TDRs at September 30, 2012 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	1	$87	Extension of maturity date

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	4	$2,990	Extension of maturity date

The following table details the TDRs at December 31, 2011 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	5	$2,870	Extension of maturity date

The following table details the TDRs at September 30, 2011 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	1	$313	Extension of maturity date

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	3	$2,129	Extension of maturity date

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same.

Once a loan is classified as a TDR, this classification will remain until documented improvement in the financial position of the borrower supports confidence that all principal and interest will be paid according to terms. Additionally, the customer must have re-established a track record of timely payments according to the restructured contract terms for a minimum of six consecutive months prior to consideration for removing the loan from non-accrual TDR status. However, a loan will continue to be on non-accrual status until, consistent with our policy, the borrower has made a minimum of six consecutive payments in accordance with the terms of the loan.

The following table presents the recorded investment in loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the reporting periods preceding July 1, 2012, July 1, 2011, January 1, 2012 and January 1, 2011, respectively, in the table below and subsequently defaulted during these reporting periods (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Recorded investment of defaults
Commercial loan secured by real estate	$724	$1,010	$1,312	$390

Total	$724	$1,010	$1,312	$390

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income due in accordance with original terms	$51	$84	$169	$313
Interest income recorded	—	—	—	(173)

Net reduction in interest income	$51	$84	$169	$140

10.	Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At September 30, 2012
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$—	—%

Advances	2012	3,000	1.97
	2015	3,000	0.53
	2016	3,000	0.74
	2017	3,000	0.93

Total advances		12,000	1.04

Total FHLB borrowings		$12,000	1.04%

	At December 31, 2011
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$15,765	0.34%

Advances	2012	6,000	1.30

Total advances		6,000	1.30

Total FHLB borrowings		$21,765	0.60%

The rate on Open Repo Plus advances can change daily, while the rates on the advances are fixed until the maturity of the advance.

11.	Preferred Stock

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

In addition to the applicable dividend rates described above, beginning on January 1, 2014 and on all dividend payment dates thereafter ending on April 1, 2016, if we fail to increase our level of QSBL compared to the Baseline, we will be required to pay a quarterly lending incentive fee of 0.5% of the liquidation value. As of September 30, 2012, the Company had increased its QSBL to a level that permits the dividend rate to drop to 1% beginning October 1, 2012 and continuing at least through the first quarter of 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2012, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.95% at September 30, 2012 (in thousands, except ratios).

	At September 30, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$121,541	16.26%	$59,784	8.00%	$74,730	10.00%
AmeriServ Financial Bank	102,421	13.82	59,306	8.00	74,132	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	112,148	15.01	29,892	4.00	44,838	6.00
AmeriServ Financial Bank	93,102	12.56	29,653	4.00	44,479	6.00
Tier 1 Capital (To Average Assets) Consolidated	112,148	11.45	39,189	4.00	48,987	5.00
AmeriServ Financial Bank	93,102	9.70	38,378	4.00	47,973	5.00

	At December 31, 2011
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$120,315	17.60%	$54,702	8.00%	$68,377	10.00%
AmeriServ Financial Bank	101,406	14.96	54,231	8.00	67,789	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	111,683	16.33	27,351	4.00	41,026	6.00
AmeriServ Financial Bank	92,847	13.70	27,116	4.00	40,673	6.00
Tier 1 Capital (To Average Assets) Consolidated	111,683	11.66	38,317	4.00	47,896	5.00
AmeriServ Financial Bank	92,847	9.90	37,498	4.00	46,872	5.00

13.	Segment Results

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

The contribution of the major business segments to the Consolidated Results of Operations for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30, 2012		Nine months ended September 30, 2012		September 30, 2012
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,883	$837	$20,283	$2,464	$338,267
Commercial banking	3,900	1,291	11,144	3,838	478,467
Trust	1,865	210	5,817	708	4,228
Investment/Parent	(857)	(1,031)	(2,067)	(2,706)	181,319

Total	$11,791	$1,307	$35,177	$4,304	$1,002,281

	Three months ended September 30, 2011		Nine months ended September 30, 2011		September 30, 2011
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,710	$774	$19,447	$1,366	$330,441
Commercial banking	3,665	1,443	10,654	4,993	442,925
Trust	1,817	179	5,541	624	4,289
Investment/Parent	(550)	(830)	(1,389)	(2,216)	195,784

Total	$11,642	$1,566	$34,253	$4,767	$973,439

14.	Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $137.0 million and standby letters of credit of $11.0 million as of September 30, 2012. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$373	$303	$1,119	$909
Interest cost	299	301	897	903
Expected return on plan assets	(406)	(393)	(1,218)	(1,179)
Amortization of prior year service cost	(5)	2	(15)	6
Amortization of transition asset	(4)	(4)	(12)	(12)
Recognized net actuarial loss	262	203	786	609

Net periodic pension cost	$519	$412	$1,557	$1,236

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of September 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liability Measured on a Recurring Basis

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2012 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$6,928	$—	$6,928	$—
US Agency mortgage-backed securities	153,248	—	153,248	—
Corporate bonds	6,933	—	6,933	—
Fair value of swap asset	220	—	220	—
Fair value of swap liability	220	—	220	—

	Fair Value Measurements at December 31, 2011 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$10,709	$—	$10,709	$—
US Agency mortgage-backed securities	172,214	—	172,214	—
Fair value of swap asset	346	—	346	—
Fair value of swap liability	346	—	346	—

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At September 30, 2012, impaired loans with a carrying value of $3.6 million were reduced by a specific valuation allowance totaling $987,000 resulting in a net fair value of $2.6 million. At December 31, 2011, impaired loans with a carrying value of $3.9 million were reduced by a specific valuation allowance totaling $968,000 resulting in a net fair value of $2.9 million.

Other real estate owned (OREO) is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2012 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,589	$—	$—	$2,589
Other real estate owned	830	—	—	830

	Fair Value Measurements at December 31, 2011 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,902	$—	$—	$2,902
Other real estate owned	124	—	—	124

	Quantitative Information About Level 3 Fair Value Measurements
September 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
Impaired loans	$2,589	Appraisal of collateral(1)	Appraisal adjustments(2)	1% to -35%
			Liquidation expenses(2)	1% to -15%
Other real estate owned	830	Appraisal of collateral (1), (3)		1% to -20%

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at September 30, 2012 and December 31, 2011, were as follows (in thousands):

	September 30, 2012
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$33,672	$33,672	$33,672	$—	$—
Investment securities	181,319	181,977	—	179,042	2,935
Regulatory stock	6,993	6,993	6,993	—	—
Loans held for sale	6,641	6,737	6,737	—	—
Loans, net of allowance for loan loss and unearned income	687,154	694,997	—	—	694,997
Accrued income receivable	3,403	3,403	3,403	—	—
Bank owned life insurance	35,996	35,996	35,996	—	—
Fair value swap asset	220	220	—	220	—

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$523,119	$523,119	$523,119	$—	$—
Deposits with stated maturities	327,006	332,449	—	—	332,449
All other borrowings	25,085	29,692	—	—	29,692
Accrued interest payable	2,135	2,135	2,135	—	—
Fair value swap liability	220	220	—	220	—

	December 31, 2011
	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$34,783	$34,783
Investment securities	195,203	195,837
Regulatory stock	8,016	8,016
Loans held for sale	7,110	7,195
Loans, net of allowance for loan loss and unearned income	649,114	655,357
Accrued income receivable	3,216	3,216
Bank owned life insurance	35,351	35,351
Fair value swap asset	346	346

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$482,859	$482,859
Deposits with stated maturities	333,561	338,683
Short-term borrowings	15,765	15,765
All other borrowings	19,085	23,606
Accrued interest payable	2,523	2,523
Fair value swap liability	346	346

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D.& A.”)

…..2012 THIRD QUARTER SUMMARY OVERVIEW….. AmeriServ Financial, Inc. reported net income available to common shareholders of $1,056,000 or $0.05 per share for the third quarter of 2012. These earnings reflect stability with the $0.05 per share reported during the third quarter of 2011. There was a lower negative provision from AmeriServ’s strong loan loss reserve in the third quarter of 2012. As the asset quality of AmeriServ’s loan portfolio improves, a smaller loan loss reserve is acceptable to management and the Board of Directors. This good news about loan quality was accompanied by other positive events in the AmeriServ third quarter.

The Company continues to increase its loans even during this period of weakness in the economy. Net loans increased by $16 million in the third quarter, for a sixth consecutive positive quarter, and are now $62 million over the recession created low point which occurred in the first quarter of 2011. These gains reflect the hard work of AmeriServ’s Commercial Relationship Officers. During the last year this group of professionals has averaged 414 calls per month on commercial clients throughout the area. AmeriServ is out calling on business loan customers every day and this strong loan growth is the result.

As previously mentioned, in August 2011, the US Treasury had approved AmeriServ as a Small Business Lending Fund participant. Treasury provided AmeriServ with an additional $21 million of capital in exchange for an issuance of 5% Series E Preferred Stock to encourage small business lending. But the Treasury also made a promise to AmeriServ. The premise behind the Small Business Lending Fund was that if AmeriServ increased its loans to small businesses by at least $21 million the Treasury would reduce the dividend rate on the Treasury held Series E Preferred Stock from 5% to 1%. AmeriServ reached that goal in the second quarter of 2012 and maintained it through the third quarter of 2012; therefore, beginning on October 1, 2012, the reduced dividend rate of 1% became effective for the fourth quarter and will be maintained to the extent this growth in small business lending is maintained over our baseline measure. This will reduce the dividend payment from approximately $250,000 in a quarter to $52,000 in a quarter, as long as AmeriServ meets the Treasury goals for the Company. This innovative program is helping small businesses receive loans while it is also helping AmeriServ increase its earnings per share.

Concurrently, AmeriServ deposits remain strong totaling now $49 million higher than at the recession period low of the fourth quarter of 2010. We are pleased that both businesses and consumers appreciate the strength of AmeriServ and choose to entrust their monies to us. A continuing high spot in the third quarter of 2012 is AmeriServ’s mortgage origination team. Thus far, during 2012, AmeriServ has originated $81 million of residential mortgages to families throughout the region. This record represents a 46% increase over the first nine months of 2011, which was in itself a very strong year. It is a real pleasure for us to help our neighbors in this way. The majority of these new mortgages are sold immediately to the U.S. government sponsored mortgage secondary market.

Not to be outdone by the AmeriServ Financial Bank, the AmeriServ Trust and Financial Services Company finished the third quarter with a net income contribution 18.1% ahead of the same period of 2011. This Company has been remade almost from top to bottom by the new leadership which came to AmeriServ in March 2010. The Trust Company operates six different business lines, each bringing fiduciary and wealth management services to individuals and companies. Management has reviewed and strengthened its infrastructure with the latest in technologies so as to offer flexibility to clients who trust their retirement savings or their bequests to the next generation to AmeriServ. We believe that this Trust Company has a bright future as it begins to stress the premier products of its several business lines in their particular markets.

AmeriServ is also moving rapidly in the new world of mobile banking. A new generation is asking banks to step out from old ways into the new technology. Therefore AmeriServ has a designated team designing and implementing banking for a virtual environment. This advance must be managed with care so as to protect every customer’s privacy and to ensure the complete safety of a customer’s funds. Still, it is this type of innovation that keeps the AmeriServ banking system dynamic. It is our aim to provide the best of the new technology in a way that pleases existing customers and attracts new customers.

It is obvious that these are challenging times. The economy of the nation and the region is better than some, but not as good as others. Therefore it is necessary to be on the alert for signs of economic troubles. The global economy has many challenges, the U.S. fiscal situation faces a year-end deadline on deficit reduction and Europe’s troubles fill the news daily. In such times, AmeriServ’s Board of Directors and management will continue to maintain a conservative balance sheet highlighted by strong capital, deep liquidity, good asset quality and careful expense management. But we will not sit idle; we will continue to stress customer service, new products and good old fashioned common sense. We believe strongly in community banking. It is our purpose to support our communities with fairly priced loans, with easy to use banking services and with rewarding wealth management counsel. We will not venture into financial gimmickry or into risky endeavors beyond our abilities. The basics of the Company are strong and the common stock price has increased by 52% in 2012 after gaining 23% in 2011. It is our intent to stay the course to continue to reward shareholders. The stock repurchase program contributed to an 8.8% growth in tangible book value per share since the end of 2011. These are the positive signs that reflect financial strength and increased investor confidence.

THREE MONTHS ENDED SEPTEMBER 30, 2012 VS. THREE MONTHS ENDED SEPTEMBER 30, 2011

…..PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2012	September 30, 2011
Net income	$1,307	$1,566
Net income available to common shareholders	1,056	1,027
Diluted earnings per share	0.05	0.05
Return on average assets (annualized)	0.52%	0.64%
Return on average equity (annualized)	4.66%	5.52%

The Company reported its 10th consecutive profitable quarter in the third quarter of 2012 by reporting net income of $1,307,000. This represents a decrease of $259,000 from the third quarter 2011. Third quarter 2012 net income available to common shareholders was $1,056,000 or $0.05 per diluted common share which was consistent with the financial results reported for the third quarter of 2011. The improvements in asset quality continued to result in a credit provision for loan losses in the third quarter of 2012, but at a lesser level than in the third quarter of 2011. Third quarter 2012 net income was also positively impacted by modestly higher net interest income, increased non-interest income and reduced income tax expense. These positive items were partially offset by higher non-interest expense.

Diluted earnings per share in the third quarter of 2012 were negatively impacted by the preferred stock dividend related to the US Treasury SBLF program which amounted to $251,000 and reduced the amount of net income available to common shareholders. This amount, however, was less than the preferred stock dividend and accelerated preferred stock discount accretion related to the former TARP CPP preferred stock that totaled $539,000 in the third quarter of 2011. As previously mentioned, the Company has been successful in growing commercial loans in categories that qualify for the SBLF. As such, the dividend rate that AmeriServ currently pays on the SBLF preferred stock will drop from 5% to 1% - the lowest rate available under the SBLF program. This lower preferred dividend rate will increase quarterly net income available to common shareholders by approximately $200,000 beginning in the fourth quarter of 2012 and continuing at a minimum through the first quarter of 2013.

…..NET INTEREST INCOME AND MARGIN….. The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the third quarter of 2012 to the third quarter of 2011 (in thousands, except percentages):

	Three months ended September 30, 2012	Three months ended September 30, 2011	$ Change	% Change
Interest income	$10,030	$10,492	$(462)	(4.4)%
Interest expense	1,888	2,374	(486)	(20.5)

Net interest income	$8,142	$8,118	$24	0.3

Net interest margin	3.59%	3.68%	(0.09)	N/M

N/M - not meaningful

The Company’s net interest income in the third quarter of 2012 increased modestly by $24,000, or 0.3%, when compared to the third quarter of 2011. The third quarter 2012 net interest margin of 3.59% was nine basis point lower than the 3.68% margin for last year’s third quarter. The decreased net interest margin reflects the challenges of a flatter yield curve which has pressured interest revenue in 2012. The Company has been able to overcome this net interest margin pressure and keep net interest income relatively constant by reducing its cost of funds and growing its earning assets, particularly loans. Specifically, total loans outstanding have increased for six consecutive quarters and now are $39.2 million, or 5.9%, higher than they were at September 30, 2011. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied commercial real estate loans which qualify as SBLF loans, particularly through its new loan production offices. Strong commercial loan pipelines suggest that the Company should be able to continue to grow the loan portfolio during the fourth quarter of 2012.

Despite this growth in loans, total interest revenue dropped by $462,000 between years and reflects the lower interest rate environment and flatter yield curve. Interest revenue has also been negatively impacted by increased premium amortization on mortgage backed securities due to faster mortgage prepayment speeds. However, careful management of funding costs has allowed the Company to mitigate this drop in interest revenue during the past year. Specifically, interest expense in the third quarter of 2012 declined by $486,000 from the same prior year quarter due to the Company’s proactive efforts to reduce deposit and borrowing costs. Even with this reduction in deposit costs, the Company still experienced solid growth in deposits which increased by $22.8 million or 2.8% over the past 12 months.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2012 and September 30, 2011 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended September 30 (In thousands, except percentages)

	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$701,104	$8,814	4.95%	$663,230	$8,895	5.28%
Interest bearing deposits	5,265	2	0.17	9,861	4	0.16
Short-term investment in money market funds	4,717	4	0.25	3,547	2	0.24
Federal funds sold	—	—	—	—	—	—
Investment securities – AFS	173,094	1,108	2.56	189,481	1,499	3.16
Investment securities – HTM	14,380	109	3.03	9,747	99	4.06

Total investment securities	187,474	1,217	2.60	199,228	1,598	3.21

Total interest earning assets/interest income	898,560	10,037	4.43	875,866	10,499	4.77
Non-interest earning assets:
Cash and due from banks	17,090			16,228
Premises and equipment	11,019			10,535
Other assets	81,526			79,342
Allowance for loan losses	(13,167)			(17,032)

TOTAL ASSETS	$995,028			$964,939

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$63,321	$30	0.19%	$59,099	$35	0.24%
Savings	86,373	42	0.19	83,280	64	0.30
Money markets	216,644	220	0.40	193,921	272	0.56
Other time	328,410	1,295	1.57	346,639	1,667	1.91

Total interest bearing deposits	694,748	1,587	0.91	682,939	2,038	1.18
Short-term borrowings:
Other short-term borrowings	3,808	2	0.25	227	1	0.64
Advances from Federal Home Loan Bank	4,417	19	1.65	9,715	55	2.29

Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57

Total interest bearing liabilities/interest expense	716,058	1,888	1.05	705,966	2,374	1.34
Non-interest bearing liabilities:
Demand deposits	150,844			134,767
Other liabilities	16,467			11,634
Shareholders’ equity	111,659			112,572

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$995,028			$964,939

Interest rate spread			3.38			3.43
Net interest income/ Net interest margin		8,149	3.58%		8,125	3.68%
Tax-equivalent adjustment		(7)			(7)

Net Interest Income		$8,142			$8,118

…..PROVISION FOR LOAN LOSSES..... Sustained improvements in asset quality evidenced by low levels of non-performing assets, net charge-offs, and classified loans allowed the Company to again reverse a portion of the allowance for loan losses into earnings in the third quarter of 2012 while still maintaining strong coverage ratios. At September 30, 2012, non-performing assets totaled $5.4 million or 0.77% of total loans. This represents the fifth consecutive quarter where non-performing assets have been near the $5 million level. Criticized and classified loans also dropped by $11 million or 20.7% during the past 12 months. Actual credit losses realized through net charge-offs have also declined in 2012. For the third quarter of 2012, net charge-offs totaled $288,000 or 0.16% of total loans which represents a decrease from the third quarter of 2011 when net charge-offs totaled $339,000 or 0.20% of total loans. As a result of this sustained asset quality improvement, the Company recorded a negative provision for loan losses of $200,000 in the third quarter of 2012 compared to a negative provision of $550,000 in the third quarter of 2011. When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, non-performing asset, loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends. In summary, the allowance for loan losses provided 282% coverage of non-performing loans at September 30, 2012, compared to 288% of non-performing loans at December 31, 2011.

.....NON-INTEREST INCOME..... Non-interest income for the third quarter of 2012 totaled $3.6 million and increased $125,000, or 3.5%, from the third quarter 2011 performance. Factors contributing to this higher level of non-interest income in 2012 included:

*

a $76,000 increase in gains realized on residential mortgage loan sales into the secondary market due to increased mortgage loan production in the third quarter of 2012. The lower long term interest rate environment, resulting from the Federal Reserve’s interest rate policies, has contributed to increased mortgage purchase and refinance activity in 2012.

*

a $159,000 increase in other income again reflecting higher revenue from residential mortgage banking activities such as underwriting and documentation preparation fees. Also, a $79,000 increase in revenue from financial services (annuity and mutual funds sales) was another item contributing to the higher level of other income in the third quarter of 2012.

*	a $73,000 decrease in deposit service charges due to fewer customer overdraft fees reflecting regulatory changes in this area.

.....NON-INTEREST EXPENSE..... Non-interest expense for the third quarter of 2012 totaled $10.1 million and increased by $205,000, or 2.1%, from the prior year’s third quarter. Factors contributing to the higher non-interest expense in 2012 included:

*

a $430,000 increase in salaries and employee benefits expense due to higher salaries expense, incentive compensation and pension expense in the third quarter of 2012. The 2012 personnel expenses also reflect the staffing costs associated with new loan production offices in Altoona and Harrisburg, Pennsylvania, and Hagerstown, Maryland.

*

a $158,000 decrease in FDIC deposit insurance expense due to a change in the calculation methodology which took effect in the second half of 2011 and the Company’s improved risk profile resulting primarily from better asset quality.

NINE MONTHS ENDED SEPTEMBER 30, 2012 VS. NINE MONTHS ENDED SEPTEMBER 30, 2011

…..PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Net income	$4,304	$4,767
Net income available to common shareholders	3,528	3,648
Diluted earnings per share	0.18	0.17
Return on average assets (annualized)	0.59%	0.66%
Return on average equity (annualized)	5.15%	5.81%

For the nine month period ended September 30, 2012, the Company reported net income of $4,304,000 and net income available to common shareholders of $3,528,000 or $0.18 per diluted common share. While net income available to common shareholders was down by $120,000 or 3.3%, diluted earnings per share increased by $0.01 or 5.9% due to the success of the Company’s common stock repurchase program. Specifically, during the first nine months of 2012, the Company repurchased 1,667,000 shares or 8.0% of its outstanding common stock at an average price of $2.49 in conjunction with the terms of its previously announced common stock repurchase program. The improvements in asset quality continued to result in a credit provision for loan losses in the first nine months of 2012, but at a lesser level than in the first nine months of 2011. The Company’s 2012 net income was also negatively impacted by a modest reduction in net interest income and a controlled 2.0% increase in non-interest expense. These negative items were partially offset by sharply higher non-interest income and reduced income tax expense in the first nine months of 2012.

.....NET INTEREST INCOME AND MARGIN.....The following table compares the Company’s net interest income performance for the first nine months of 2012 to the first nine months of 2011 (in thousands, except percentages):

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	$ Change	% Change
Interest income	$30,039	$31,618	$(1,579)	(5.0)%
Interest expense	5,918	7,448	(1,530)	(20.5)

Net interest income	$24,121	$24,170	$(49)	(0.2)

Net interest margin	3.63%	3.70%	(0.07)	N/M

N/M - not meaningful

The Company’s net interest income in the first nine months of 2012 decreased modestly by $49,000 or 0.2%, when compared to the first nine months of 2011. The first nine months 2012 net interest margin of 3.63% was down seven basis points when compared to the 3.70% net interest margin for last year’s first nine months. The decreased net interest income and net interest margin in 2012 reflects the challenges of a lower interest rate environment and flatter yield curve which has caused interest revenue to decrease to a greater extent than interest expense. The Company currently expects this net interest margin pressure to persist in the fourth quarter of 2012 and into 2013 given the Federal Reserve announcement of the Quantitative Easing 3 Program. Additionally, in September 2012, the Federal Reserve announced that it anticipates that exceptionally low interest rates will be maintained at least through mid-2015.

…..COMPONENT CHANGES IN NET INTEREST INCOME..… Regarding the separate components of net interest income, the Company’s total interest income for the first nine months of 2012 decreased by $1.6 million or 5.0% when compared to the same 2011 period. This decrease was due to a 32 basis point decline in the earning asset yield to 4.53%. Within the earning asset base, the yield on the total loan portfolio decreased by 31 basis points to 5.08% while the yield on total investment securities dropped by 49 basis points to 2.75%. In the current interest rate environment, new investment securities and loans that are being booked typically have yields that are below the rate on the maturing instruments that they are replacing. Despite a $21 million or 3.1% increase in total average loans, total loan interest revenue dropped by $692,000 between years and reflects the impact of this lower interest rate environment. Investment securities interest revenue has also been negatively impacted by increased premium amortization on mortgage backed securities of $336,000 due to faster mortgage prepayment speeds.

The Company’s total interest expense for the first nine months of 2012 decreased by $1.5 million or 20.5% when compared to the same 2011 period. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 29 basis points to 1.12%. Management’s decision to further reduce interest rates paid on all deposit categories has not had a negative impact on deposit growth as consumers and businesses have sought the safety and liquidity provided by well capitalized banks like AmeriServ Financial. Even with this reduction in deposit costs, the Company still experienced solid growth in deposits which increased by $22.8 million or 2.8% over the past 12 months. The Company continues to maintain strong liquidity as evidenced by a loan to deposit ratio of 83.1% at September 30, 2012.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended September 30, 2012 and September 30, 2011. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 33.

Nine months ended September 30 (In thousands, except percentages)

	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$678,995	$26,106	5.08%	$658,442	$26,798	5.39%
Interest bearing deposits	8,870	8	0.20	4,546	4	0.09
Short-term investment in money market funds	4,567	14	0.40	3,451	7	0.27
Federal funds sold	—	—	—	7,784	7	0.11
Investment securities – AFS	177,087	3,597	2.71	189,145	4,527	3.19
Investment securities – HTM	13,575	332	3.26	9,435	298	4.21

Total investment securities	190,662	3,929	2.75	198,580	4,825	3.24

Total interest earning assets/interest income	883,094	30,057	4.53	872,803	31,641	4.85

Non-interest earning assets:
Cash and due from banks	16,775			15,598
Premises and equipment	10,925			10,504
Other assets	81,793			79,323
Allowance for loan losses	(13,830)			(18,309)

TOTAL ASSETS	$978,757			$959,919

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$59,703	$86	0.19%	$57,143	$94	0.22%
Savings	85,152	144	0.23	81,241	201	0.33
Money markets	208,414	683	0.44	190,642	835	0.59
Other time	330,073	4,104	1.66	352,643	5,308	2.01

Total interest bearing deposits	683,342	5,017	0.98	681,669	6,438	1.26
Short-term borrowings:
Other short-term borrowings	2,827	6	0.30	507	3	0.67
Advances from Federal Home Loan Bank	5,683	55	1.30	9,729	167	2.30
Guaranteed junior subordinated deferrable interest debentures	13,085	840	8.57	13,085	840	8.57

Total interest bearing liabilities/interest expense	704,937	5,918	1.12	704,990	7,448	1.41
Non-interest bearing liabilities:
Demand deposits	146,229			133,465
Other liabilities	15,970			11,691
Shareholders’ equity	111,621			109,773

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$978,757			$959,919

Interest rate spread			3.41			3.44
Net interest income/ Net interest margin		24,139	3.63%		24,193	3.70%
Tax-equivalent adjustment		(18)			(23)

Net Interest Income		$24,121			$24,170

….PROVISION FOR LOAN LOSSES…..Sustained improvements in asset quality evidenced by low levels of non-performing assets, net charge-offs, and classified loans allowed the Company to again reverse a portion of the allowance for loan losses into earnings in the first nine months of 2012 while still maintaining strong coverage ratios. For example, actual credit losses realized through net charge-offs in 2012 totaled $470,000 or 0.09% of total loans which represents a decrease from the first nine months of 2011 when net charge-offs totaled $1.4 million or 0.28% of total loans. As a result of this sustained asset quality improvement, the Company recorded a negative provision for loan losses of $1,325,000 in the first nine months of 2012 compared to a $2,325,000 credit provision in the first nine months of 2011. Overall, there has been $1.0 million less earnings benefit from negative loan loss provisions in 2012. The allowance for loan losses was 1.83% of total loans, at September 30, 2012, compared to 2.20% of total loans, at December 31, 2011.

…..NON-INTEREST INCOME…..Non-interest income for the first nine months of 2012 totaled $11.1 million and increased $973,000, or 9.6%, from the first nine months 2011 performance. Factors contributing to this higher level of non-interest income in 2012 included:

*

in the first quarter of 2011, the Company realized a $358,000 investment security loss on a portfolio repositioning strategy where we sold $17 million of lower yielding, longer duration securities in the portfolio and replaced them with higher yielding securities with a shorter duration. There was a modest $12,000 investment security gain in the first nine months of 2012.

*	a $115,000 or 2.4% increase in trust fees as our wealth management and fiduciary businesses benefited from the implementation of new fee schedules and improved asset values in 2012.

*

a $186,000 increase in gains realized on residential mortgage loan sales into the secondary market due to increased mortgage loan production in the first nine months of 2012. Specifically, the Company sold $59.6 million of residential mortgage loans into the secondary market in the first nine months of 2012 compared to $42.9 million in the first nine months of 2011. Furthermore, higher fees related to residential mortgage banking activities was a key factor responsible for the $377,000 increase in other income in the first nine months of 2012.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first nine months of 2012 totaled $30.3 million and increased by $590,000, or 2.0%, from the prior year’s first nine months. Factors contributing to the higher non-interest expense in 2012 included:

*

a $1.3 million increase in salaries and employee benefits expense due to higher salaries expense, incentive compensation and pension expense in the first nine months of 2012. The 2012 personnel expenses also reflect the staffing costs associated with new loan production offices in Altoona and Harrisburg, Pennsylvania, and Hagerstown, Maryland. The Company has averaged five additional full time equivalent employees in 2012.

*	an $837,000 decrease in FDIC insurance expense due to a change in the calculation methodology which took effect in the second half of 2011 and the Company’s improved risk profile in 2012.

*

a $141,000 increase in other expense due to an increase in the reserve for unfunded loan commitments as a result of increased commercial loan origination activity in the first nine months of 2012 and higher business development related expenses.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $1.9 million or an effective tax rate of approximately 31.0% in the first nine months of 2012. This is consistent with the income tax expense of $2.1 million or an effective tax rate of approximately 30.9% recorded in the first nine months of 2011. The Company’s largest source of tax free earnings is from bank owned life insurance. The Company’s deferred tax asset was $10.6 million at September 30, 2012 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

….SEGMENT RESULTS….Retail banking’s net income contribution was $837,000 in the third quarter of 2012 and $2.5 million for the first nine months of 2012 compared to $774,000 and $1.4 million for the same comparable periods of 2011. The improved performance in 2012 is due to increased non-interest revenue, reduced non-interest expense, and stable net interest margin performance. The improved non-interest revenue reflects increased residential mortgage banking related revenues in 2012. The decline in non-interest expense was due to the previously discussed $158,000 and $837,000 decrease in FDIC deposit insurance expense for the third quarter and first nine months of 2012.

The commercial banking segment reported net income contributions of $1.3 million in the third quarter and $3.8 million for the first nine months of 2012 compared to $1.4 million and $5.0 million for the same 2011 periods. Sustained improvements in asset quality continued to result in a credit provision for loan losses in 2012 but at a lesser level than 2011. Overall, there has been $1.0 million less earnings benefit from negative loan loss provisions in this segment in 2012. Non-interest expense in this segment was also negatively impacted by higher personnel expense and the costs associated with opening three new loan production offices.

The trust segment’s net income contribution in the third quarter amounted to $210,000 and $708,000 for the first nine months of 2012 compared to $179,000 and $624,000 for the same 2011 periods. The increase in net income for both the third quarter and nine month period reflected higher revenue as our wealth management businesses benefitted from the implementation of new fee schedules and increased asset values in 2012. Additionally, revenue generated from the financial services division (annuity and mutual funds sales) has nearly doubled increasing by $185,000 in 2012 due to successful new business development efforts.

The investment/parent segment reported a net loss of $1.0 million in the third quarter and $2.7 million for the first nine months of 2012 compared to the net loss of $830,000 for the third quarter and $2.2 million for the first nine months of 2011. Declining yields in the investment securities portfolio and the flatter yield curve have negatively impacted this segment the most.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.0 billion at September 30, 2012, which increased by $23.2 million, or 2.4%, from the $979 million level at December 31, 2011. Investment security balances decreased by $13.9 million reflecting the Company’s intention to generate liquidity to grow the loan portfolio. The Company’s loans and loans held for sale grew by $35.8 million or 5.3% and now total $707 million. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied commercial real estate loans which qualify as SBLF loans, particularly through its new loan production offices.

The Company’s deposits totaled $850 million at September 30, 2012, which was $33.7 million or 4.1% higher than December 31, 2011, due to an increase in both demand deposits and money market account balances. As a result of this deposit growth, we were able to fund the previously mentioned loan growth and also reduce total FHLB borrowings by $9.8 million during the first nine months of 2012. These borrowings now represent less than 1.2% of total assets. The Company’s total shareholders’ equity was basically unchanged since year-end 2011 as we fully utilized our net income and excess capital to repurchase common stock and make preferred stock dividend payments. During the first nine months of 2012, the Company repurchased

1,667,000 shares or 8.0% of its common stock at an average price of $2.49 for a total cost of $4.1 million. Even after this large common stock repurchase, the Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 16.26%, and an asset leverage ratio of 11.45% at September 30, 2012. The Company’s book value per common share was $4.74, its tangible book value per common share was $4.09, and its tangible common equity to tangible assets ratio was 7.95% at September 30, 2012.

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	September 30, 2012	December 31, 2011	September 30, 2011
Total accruing loan delinquency (past due 30 to 89 days)	$2,398	$3,319	$3,298
Total non-accrual loans	4,455	5,075	5,027
Total non-performing assets including TDR*	5,372	5,199	5,344
Loan delinquency, as a percentage of total loans, net of unearned income	0.34%	0.50%	0.49%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.64	0.76	0.76
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.77	0.78	0.81
Non-performing assets as a percentage of total assets	0.54	0.53	0.55
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.09	0.24	0.28
Annualized provision (credit) for loan losses	(0.26)	(0.54)	(0.47)
Total classified loans (loans rated substandard or doubtful)	$21,391	$18,542	$26,529

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company sustained meaningful asset quality improvements in the first nine months of 2012. These improvements are evidenced by reduced levels of non-accrual loans, stable non-performing assets, and low loan delinquency levels that continue to be well below 1% of total loans. We continue to closely monitor the loan portfolio given the uncertainty in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2012, the 25 largest credits represented 28.1% of total loans outstanding.

…..ALLOWANCE FOR LOAN LOSSES…..The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30, 2012	December 31, 2011	September 30, 2011
Allowance for loan losses	$12,829	$14,623	$16,069
Allowance for loan losses as a percentage of each of the following:
total loans, net of unearned income	1.83%	2.20%	2.42%
total accruing delinquent loans (past due 30 to 89 days)	534.99	440.58	487.23
total non-accrual loans	287.97	288.14	319.65
total non-performing assets	238.86	281.27	300.92

The Company has reversed a portion of the allowance for loan losses into earnings in both 2011 and 2012 due to the previously discussed sustained improvement in asset quality. As a result, the balance in the allowance for loan losses has declined but the Company has been able to still maintain strong coverage of non-accrual loans and non-performing assets as indicated in the above table.

…..LIQUIDITY…..The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past three years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to either fund loan growth, paydown borrowings, or reinvested back into the securities portfolio. We strive to operate our loan to deposit ratio in a range of 85% to 95%. At September 30, 2012, the Company’s loan to deposit ratio was 83.1%. We are optimistic that we can increase the loan to deposit ratio in the future given improved commercial loan pipelines, the opening of three new loan production offices, and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $1.1 million from December 31, 2011, to September 30, 2012, due to $24.1 million of cash used by investing activities which was partially offset by $19.0 million of cash provided by financing activities and $4.0 million of cash provided by operating activities. Within investing activities, cash provided from investment security maturities and sales exceeded cash used for new investment security purchases by $13.8 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $162.7 million and was $37.4 million higher than the $125.3 million of cash received from loan principal payments and participations. Within financing activities, deposit growth provided $33.7 million of cash. This was partially offset by $9.8 million of net cash used to paydown borrowings and $4.1 million of cash used to repurchase common stock. At September 30, 2012, the Company had immediately available $318 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $15.8 million of cash, short-term investments, and securities at September 30, 2012, which was comparable with the year-end 2011 total. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At September 30, 2012, our subsidiary Bank had $6.1 million of cash available for immediate dividends to the holding company under the applicable regulatory formulas. As such, the holding company has strong liquidity to meet its trust preferred debt service requirements and preferred stock dividends, which should approximate $1.5 million over the next twelve months.

…..CAPITAL RESOURCES…..The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.45% and the risk based capital ratio was 16.26% at September 30, 2012. The Company’s tangible common equity to tangible assets ratio was 7.95% at September 30, 2012. Since the common stock buyback program began in the fourth quarter of 2011, we repurchased 1,955,000 shares or 9.2% of our common stock at a total cost of $4,729,000 or an average price of $2.42 per share. There are 112,000 shares remaining to buyback under the existing common stock repurchase program authorization. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2012 and into 2013. Capital generated from earnings will be utilized to pay the SBLF preferred dividend, complete the common stock buyback program and support anticipated balance sheet growth.

…..INTEREST RATE SENSITIVITY…..The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The interest rate scenarios in the table compare the Company’s base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate interest rate changes of 100 and 200 basis points. Note that we suspended the 200 basis point downward rate shock since it has little value due to the absolute low level of interest rates. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s existing balance sheet that was developed under the flat interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	5.3%	28.5%
100bp increase	3.9	17.3
100bp decrease	(3.5)	(9.8)

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

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $137.0 million and standby letters of credit of $11.0 million as of September 30, 2012. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

…..CRITICAL ACCOUNTING POLICIES AND ESTIMATES…..The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, goodwill, income taxes, and investment securities are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $10.3 million, or 80%, of the total allowance for credit losses at September 30, 2012 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. As of September 30, 2012, goodwill was not considered impaired; however, deteriorating economic conditions could result in impairment, which could adversely affect earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of September 30, 2012, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

Account — Investment Securities

Balance Sheet Reference — Investment Securities

Income Statement Reference — Net realized gains (losses) on investment securities

Description

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At September 30, 2012, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

.….FORWARD LOOKING STATEMENT.….

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

Item 3…..QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.….The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of the M.D. & A.

Item 4.….CONTROLS AND PROCEDURES.….(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2012, are effective.

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

Following are the Company’s monthly common stock purchases during the third quarter of 2012. All shares are repurchased under Board of Directors authorization. In April 2012, the Board authorized an increase in the size of the program to repurchase a total of 2,067,000 shares. There is no prescribed termination date for this program.

Period	Total number of shares purchased as part of publicly announced plan	Average price paid per share	Aggregate total number of shares purchased as part of publicly announced plan	Maximum number of additional shares that may be purchased under the authorized plan
July 2012	—	$—	1,925,400	141,600
August 2012	14,400	2.92	1,939,800	127,200
September 2012	14,900	2.94	1,954,700	112,300

Total	29,300	$2.93

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011, exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011.

3.2	Bylaws, as amended and restated on December 17, 2009, Exhibit 3.2 to the Form 8-K filed December 23, 2009.

15.1	Report of S.R. Snodgrass, A.C. regarding unaudited interim financial statement information.

15.2	Awareness Letter of S.R. Snodgrass, A.C.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Consolidated Financial Statements (unaudited).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: November 9, 2012	/s/ Glenn L. Wilson
Glenn L. Wilson
President and Chief Executive Officer

Date: November 9, 2012	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President and Chief Financial Officer