Form 10-K
period 2012-12-31
AMERISERV FINANCIAL INC /PA/
filed 2013-03-08
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NUMBER 0-11204

AMERISERV FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1424278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MAIN & FRANKLIN STREETS, P.O. BOX 430, JOHNSTOWN, PENNSYLVANIA	15907-0430
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (814) 533-5300

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, Par Value $0.01 Per Share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $54,382,349 as of June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 19,168,188 shares outstanding as of January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the proxy statement for the annual shareholders’ meeting are incorporated by reference in Parts II and III.

FORM 10-K INDEX

i

PART I

ITEM 1. BUSINESS
GENERAL

AmeriServ Financial, Inc. (the Company) is a bank holding company organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of AmeriServ Financial Bank (the Bank) in January 1983. The Company’s other wholly owned subsidiaries include AmeriServ Trust and Financial Services Company (the Trust Company), formed in October 1992, and AmeriServ Life Insurance Company (AmeriServ Life), formed in October 1987.

The Company’s principal activities consist of owning and operating its three wholly owned subsidiary entities. At December 31, 2012, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $1.0 billion, $836 million, and $110 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and risk management.

As a bank holding company, the Company is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. The Company is also under the jurisdiction of the Securities and Exchange Commission (SEC) for matters relating to registered offerings and sales of its securities under the Securities Act of 1933, as amended, and the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended. The Company’s common stock is listed on the NASDAQ Stock Market under the trading symbol “ASRV,” and the Company is subject to the NASDAQ rules applicable to listed companies.

AMERISERV FINANCIAL BANKING SUBSIDIARY
AMERISERV FINANCIAL BANK

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 18 locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland counties, Pennsylvania, the Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, checking accounts, money market accounts, secured and unsecured consumer loans, mortgage loans, safe deposit boxes, holiday club accounts, money orders, and traveler’s checks; and (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as commercial real estate-mortgage loans, short and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 20 automated bank teller machines (ATMs) through its 24-Hour Banking Network that is linked with NYCE, a regional ATM network, and CIRRUS, a national ATM network. West Chester Capital Advisors (WCCA), a registered investment advisor, is also a subsidiary of the Bank.

We believe that the Bank’s deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. The Bank’s business is not seasonal, nor does it have any risks attendant to foreign sources. The majority of the Bank’s customer base is located within a 150 mile radius of Johnstown, Pennsylvania.

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 2012:

Headquarters	Johnstown, PA
Total Assets	$975,223
Total Investment Securities	152,456
Total Loans and Loans Held for Sale (net of unearned income)	731,741
Total Deposits	835,934
Total Net Income	5,804
Asset Leverage Ratio	9.55%
Return on Average Assets	0.60
Return on Average Equity	5.66
Total Full-time Equivalent Employees	278
RISK MANAGEMENT OVERVIEW:

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, which includes credit, interest rate and market, liquidity, operational, legal/compliance, and strategic risk. The Company controls and monitors these risks with policies, procedures, and various levels of managerial and Board oversight. The Company has both a Management Enterprise Risk Committee and in 2012 also formed a Board Enterprise Risk Committee to help manage and monitor the Company’s risk position.

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. The Company’s primary credit risk occurs in the loan portfolio. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses to control and manage credit risk. The Company’s investment policy and hedging policy limit the amount of credit risk that may be assumed in the investment portfolio and through hedging activities. The following summarizes and describes the Company’s various loan categories and the underwriting standards applied to each:

Commercial Loans

This category includes credit extensions to commercial and industrial borrowers. Business assets, including accounts receivable, inventory and/or equipment, typically secure these credits. In appropriate instances, extensions of credit in this category are subject to collateral advance formulas. Balance sheet strength and profitability are considered when analyzing these credits, with special attention given to historical, current and prospective sources of cash flow, and the ability of the customer to sustain cash flow at acceptable levels. Our policy permits flexibility in determining acceptable debt service coverage ratios, with a minimum level of 1.1 to 1 desired. Personal guarantees are frequently required; however, as the financial strength of the borrower increases, the Bank’s ability to obtain personal guarantees decreases. In addition to economic risk, this category is impacted by the strength of the borrower’s management, industry risk and portfolio concentration risk which are also monitored and considered during the underwriting process.

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

The investment portfolio is primarily made up of AAA rated agency mortgage-backed securities and short maturity agency securities. During 2012, the Company did add high quality corporate securities to the portfolio. The purpose of this type of portfolio is to generate adequate cash flow to fund potential loan growth, as the market allows. Management strives to maintain a relatively short duration in the portfolio. All holdings must meet standards documented in the AmeriServ Financial Investment Policy.

Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair market value of the Company’s investment portfolio as of the periods indicated:

Investment securities available for sale at:

	AT DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS)
U.S. Agency	$5,848	$10,689	$15,956
Corporate bonds	7,992	—	—
U.S. Agency mortgage-backed securities	131,425	165,484	145,727
Total cost basis of investment securities available for sale	$145,265	$176,173	$161,683
Total fair value of investment securities available for sale	$151,538	$182,923	$164,811

Investment securities held to maturity at:

	AT DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS)
Taxable municipal	$410	$—	$—
U.S. Agency mortgage-backed securities	9,318	9,280	6,824
Corporate bonds and other securities	3,995	3,000	1,000
Total cost basis of investment securities held to maturity	$13,723	$12,280	$7,824
Total fair value of investment securities held to maturity	$14,266	$12,914	$8,267
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

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:

	AT DECEMBER 31,
	2012		2011		2010
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$147,887	—%	$135,298	—%	$122,963	—%
Interest bearing	60,810	0.19	57,784	0.22	58,118	0.30
Savings	85,112	0.21	81,490	0.31	77,381	0.51
Money market	211,744	0.42	193,536	0.56	186,560	0.87
Other time	327,557	1.62	348,915	1.97	358,472	2.44
Total deposits	$833,110	0.78	$817,023	1.02	$803,494	1.36
Loans

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2012	2011	2010	2009	2008
	(IN THOUSANDS)
Commercial	$102,864	$83,124	$78,322	$96,158	$110,197
Commercial loans secured by real estate(1)	383,934	350,224	370,375	396,787	353,870
Real estate-mortgage(1)	217,584	212,669	203,323	207,221	218,928
Consumer	17,420	18,172	19,233	19,619	23,804
Total loans	721,802	664,189	671,253	719,785	706,799
Less: Unearned income	637	452	477	671	691
Total loans, net of unearned income	$721,165	$663,737	$670,776	$719,114	$706,108

(1)	For each of the periods presented beginning with December 31, 2012, real estate-construction loans constituted 2.0%, 1.9%, 3.9%, 6.8% and 6.2% of the Company’s total loans, net of unearned income, respectively.

Non-performing Assets

The following table presents information concerning non-performing assets:

	AT DECEMBER 31,
	2012	2011	2010	2009	2008
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial	$—	$—	$3,679	$3,375	$1,128
Commercial loans secured by real estate	4,623	3,870	6,731	11,716	484
Real estate-mortgage	1,191	1,205	1,879	2,025	1,765
Total	5,814	5,075	12,289	17,116	3,377
Other real estate owned:
Commercial loans secured by real estate	1,101	20	436	871	701
Real estate-mortgage	127	104	302	350	494
Total	1,228	124	738	1,221	1,195
Total restructured loans not in non-accrual (TDR)	182	—	1,337	—	—
Total non-performing assets including TDR	$7,224	$5,199	$14,364	$18,337	$4,572
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	1.00%	0.78%	2.14%	2.55%	0.65%

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. OREO is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. The Company had no loans past due 90 days or more, still accruing, for the periods presented.

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

	YEAR ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
	(IN THOUSANDS)
Interest income due in accordance with original terms	$231	$376	$1,086	$553	$198
Interest income recorded	—	(167)	(458)	(75)	—
Net reduction in interest income	$231	$209	$628	$478	$198
Secondary Market Activities

The Residential Lending department of the Company continues to originate one-to-four family mortgage loans for customers, the majority of which are sold to outside investors in the secondary market and some of which are retained for the Bank’s portfolio. Mortgages sold on the secondary market are sold to investors on a “flow” basis; mortgages are priced and delivered on a “best efforts” pricing basis, with servicing released to the investor. Fannie Mae/Freddie Mac guidelines are used in underwriting all mortgages with the exception of a limited amount of CRA loans. Mortgages with longer terms, such as 20-year, 30-year, FHA, and VA loans, are usually sold. The remaining production of the department includes construction, adjustable rate mortgages, 10-year, 15-year, and bi-weekly mortgages. These loans are usually kept in the Bank’s portfolios, although during periods of low interest rates 15-year loans are typically sold into the secondary market as they have been over the last several years.

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES
AMERISERV TRUST AND FINANCIAL SERVICES COMPANY

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. As one of the larger providers of trust and investment management products and services between Pittsburgh and Harrisburg, AmeriServ Trust and Financial Services Company is committed to delivering personalized, professional service to its clients. Its staff of approximately 47 professionals administers assets valued at approximately $1.5 billion that are not recognized on the Company’s balance sheet at December 31, 2012. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. This segment also includes financial services which include the sale of mutual funds, annuities, and insurance products. The wealth management business also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The BUILD funds are in the process of liquidation. At December 31, 2012, the Trust Company had total assets of $4.0 million and total stockholder’s equity of $3.5 million. In 2012, the Trust Company contributed earnings to the corporation as its gross revenue amounted to $7.1 million and the net income contribution was $843,000. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

AMERISERV LIFE

AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company’s market area. Operations of AmeriServ Life are conducted in each office of the Company’s banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Pennsylvania Insurance Department, and the Board of Governors of the Federal Reserve System (the Federal Reserve). At December 31, 2012, AmeriServ Life had total assets of $411,000.

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

MARKET AREA & ECONOMY

Much of the uncertainty about the economic climate, plus tax and federal spending policies that plagued employers in 2012 continues in 2013. A March 2013 deadline for automatic spending cuts totaling about $1.2 trillion as well as the unresolved debt ceiling debate will result in continued caution by businesses pondering investment. A payroll tax hike included in the fiscal cliff deal will take up to one percentage point from GDP this year. This combined with federal spending cuts will likely result in GDP growth of about 2%, roughly the same pace as last year. Modest growth is expected in the second half of the year with consumer confidence, already the highest in five years, likely to continue to improve as home prices and employment rise.

Job growth is anticipated to hold steady in 2013. Job gains in the private sector are being spread widely, including the health care, manufacturing and construction industries. Moreover, growth in housing, exports and business spending are all positives for jobs. The unemployment rate, currently at 7.8% nationally, is expected to improve modestly to approximately 7.5% by the end of 2013. Current and anticipated job growth, however, is too low to give the economy much-needed impetus. Until the current pace of job creation picks up considerably, there will be no reduction in the number of long-term unemployed. Odds are that growth will pick up in the second half of the year. Two major obstacles will cause companies to remain cautious this year and may derail improvement: a Washington showdown over the federal debt ceiling and uncertainty over whether automatic spending cuts will be allowed to take effect.

Most interest rates, but short-term rates in particular, are expected to change little over 2013. The Federal Reserve indicated it will stand pat on it’s near-zero federal funds rate. The Fed Open Market Committee announced for the first time ever the exact conditions under which it will hold interest rates low. As long as unemployment remains above 6.5% and inflation remains less than 0.5% above the committee’s long-run goal of 2% the fed funds rate will remain at its current near-zero levels. There is likely to be some increase in long-term rates, though not a lot, as the economy posts more growth in the second half of 2013. That will focus more attention on the potential for rising inflation, nudging long-term rates up a bit. With GDP likely to increase only around 2% for the year, a surge isn’t likely.

Inflation is poised to tick a bit higher than expected this year. The Consumer Price Index is anticipated to increase about 2.3% for the 12 months through December. That’s up from about 1.7% for 2012. The main culprits are food and gasoline. Core inflation, which does not include prices of food and energy, isn’t likely to increase much.

Housing is expected to improve in 2013. With builder optimism growing, mortgage rates near all-time lows and rising prices lifting more homes above water, housing should add about half a percentage point to GDP next year. Historically low mortgage rates will help. With the Federal Reserve continuing to buy mortgage-backed securities and pledging to hold rates down for a prolonged period, there’s little reason to expect much of an increase through 2013.

The economy in Cambria and Somerset counties, Pennsylvania at the end of 2012 produced seasonally adjusted unemployment rates of 8.9% and 9.7%, respectively, as compared to national and state rates of 7.8% and 7.9%. Local markets continue to be negatively impacted by the slow economic conditions that exist in the national economy. December 2012 marks five years after the start of the Great Recession. Since that time, total nonfarm jobs in Johnstown MSA have fallen by 2600, split evenly between government and the private sector. Johnstown, PA, where AmeriServ Financial, Inc is headquartered continues to have a cost of living that is lower than the national average. As of November 30, 2012, total nonfarm jobs in Johnstown MSA were 1,000 above the November 2011 level with gains coming primarily from education and health services while all other categories demonstrated little change. The unemployment rate fluctuated between 7.6% and 9.3% during 2012. In the recent past, work on defense projects has contributed to economic growth in the region. However, a change in leadership due to the loss of a local Congressman due to congressional redistricting creates cause for concern about the continued positive impact from the defense industry.

Economic conditions are stronger in the State College market and have demonstrated the same modest improvement experienced in the national economy. The unemployment rate for State College MSA reached 5.0% late in 2012, which represents a 0.7% improvement over the 2011 average and remains the lowest of all regions in the Commonwealth. Seasonally adjusted total nonfarm jobs for the MSA increased by 2,900 since December 2011. A large percentage of the population in State College falls into the 18 to 34 year old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age. Overall, opportunities in the State College market are quite different and challenging, providing a promising source of business to profitably grow the Company.

The Company entered new markets in 2012 with the opening of loan production offices in Harrisburg in Dauphin county, Pennsylvania and Altoona in Blair county, Pennsylvania. The Company also moved outside of Pennsylvania and opened a third loan production office in Hagerstown, Maryland. Harrisburg is the metropolitan center for some 400 communities. Its economy and more than 6,900 businesses are diversified with a large representation of service-related industries (especially health) and growing technological industry to accompany the dominant government field inherent to being the state’s capital. The largest employer, state government, provides stability to the economy and attracts attendant services. Excellent roads and rail transportation contribute to the city’s prominence as a center for trade, warehousing, and distribution. The unemployment rate decreased from a 2011 average of 7.2% to 7.1% late in 2012 in the Harrisburg-Carlisle MSA region.

Hagerstown and Washington county, Maryland, offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It has a ready workforce of over 400,000 with strengths in manufacturing and technology. It also offers an affordable cost of doing business and living located an hour from the Washington, D.C./Baltimore regions, but with much lower costs. There is also plenty of facilities and land slated for development of available industrial/commercial space. Hagerstown has become a choice location for manufacturers, financial services, and distribution companies. While exhibiting a higher unemployment rate, the Hagerstown, MD-Martinsburg, WV area also improved from a 9.0% average in 2011 to a 7.9% average in 2012.

Altoona is the business center of Blair county, Pennsylvania with a strong retail, government and manufacturing base. The top field of employment in Altoona and the metro area is healthcare. Altoona is the linchpin of the Tri-City Region. Its location along I-99 draws from a large trade area over a wide geographic area that extends to State College and Johnstown. It serves as the headquarters for Sheetz Corporation which ranks on Forbes list of the top privately owned companies. In addition to being located adjacent to interstate 99 and a major highway system, Altoona also has easy access to rail and air transportation. It is also ranked high in Inc. Magazine’s best small markets to do business. The unemployment rate in the Altoona MSA decreased from a 7.6% average in 2010 to a 7.0% average in 2011 and was at 6.6% at the end of 2012.

In the near future, the Pennsylvania economy has the opportunity to continue to benefit from the production of shale gas. The Marcellus Shale, which underlies a vast majority of the state, is the largest unconventional natural gas reserve in the world. There is enormous economic potential for Pennsylvania to take advantage of this reserve as new drilling techniques have unlocked vast resources previously impossible to reach. The industry will create jobs in drilling and extraction, trucking and water treatment, gas line construction and maintenance, and in producing the materials for all of these needs. The successful development of natural gas represents one of our best opportunities to reignite Pennsylvania as a center for innovation and economic growth.

EMPLOYEES

The Company employed 374 people as of December 31, 2012, in full- and part-time positions. Approximately 188 non-supervisory employees of the Company are represented by the United Steelworkers, AFL-CIO-CLC, Local Union 2635-06. In 2009, the Company successfully negotiated a new four year labor contract with the United Steelworkers Local that will expire on October 15, 2013. The contract calls for annual wage increases of 1.5% in the first year, 2.0% in each of the second and third years, and 3.0% in the fourth year. The Company has not experienced a work stoppage since 1979. The Company is one of an estimated 10 union-represented banks nationwide.

INDUSTRY REGULATION

The banking and trust industry, and the operation of bank holding companies, is highly regulated by federal and state law, and by numerous regulations adopted by the federal banking agencies and state banking agencies. Bank regulation affects all aspects of conducting business as a bank, including such major items as minimum capital requirements, limits on types and amounts of investments, loans and other assets, as well as borrowings and other liabilities, and numerous restrictions or requirements on the loan terms and other products made available to customers, particularly consumers. Federal deposit insurance (from the FDIC) is required for all banks in the United States, and maintaining FDIC insurance requires observation of the various rules of the FDIC, as well as payment of deposit premiums. New branches, or acquisitions or mergers, are required to be pre-approved by the responsible agency, which in the case of the Company and the Bank is the Federal Reserve and the Pennsylvania Department of Banking. The Bank provides detailed financial information to its regulators, including a quarterly call report that is filed pursuant to detailed prescribed instructions to ensure that all U.S. banks report the same way. The U.S. banking laws and regulations are frequently updated and amended, especially in response to crises in the financial industry, such as the global financial crisis of 2008, which resulted in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010, a massive statute over 1,000 pages in length affecting many facets of the financial industry.

While it is impractical to discuss all laws and regulations that regularly affect the business of the Company and its subsidiaries, set forth below is an overview of some of the major provisions and statutes that apply.

CAPITAL REQUIREMENTS

One of the most significant regulatory requirements for banking institutions is minimal capital, imposed as a ratio of capital to assets. The Federal Deposit Insurance Act, as amended, identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. The FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to utilize brokered deposits and on other aspects of its operations. Generally, a bank is prohibited from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank must develop a capital restoration plan, and its parent holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan.

As of December 31, 2012, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. As discussed below, however, the capital requirements for all banks are being increased under the Dodd-Frank Act. As required by that Act, the banking agencies have proposed new capital regulations, but have not yet issued final rules. The Company believes that new capital requirements, significantly increasing the amount of capital required over today’s requirements, will be imposed over the next couple of years. A bank’s capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 is not a banking law, but contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest, among other things, that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, the Company adopted a series of procedures to further strengthen its corporate governance practices. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company’s Code of Conduct Policy and other procedures that were previously in place. In 2005, the Company implemented and has since maintained a program designed to comply with Section 404 of the Sarbanes-Oxley Act. This program included the identification of key processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the effectiveness of key controls.

PRIVACY PROVISIONS

Federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about customers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions affects how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Company believes it is in compliance with the various provisions.

USA PATRIOT ACT

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

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law significantly changed the previous bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations. The due date for many of such regulations is still in the future; consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

Many provisions of the Dodd-Frank Act are already in effect. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to prior law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.

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

It is difficult to predict at this time what the total impact the Dodd-Frank Act will have on community banks. However, it is expected that, at a minimum, it will increase our capital requirements, our operating and compliance costs, and could increase our interest expense.

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

Our Internet address is http://www.ameriserv.com. We make available free of charge on http://www.ameriserv.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments from the SEC for the reporting periods presented.

ITEM 2. PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus twelve floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 14 other locations which are owned. Nine additional locations are leased with terms expiring from January 1, 2013 to August 31, 2030.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of January 31, 2013, the Company had 3,906 shareholders of record for its common stock. The Company’s common stock is traded on the NASDAQ Global Market System under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

	PRICES		CASH DIVIDENDS DECLARED
	HIGH	LOW
Year ended December 31, 2012:
First Quarter	$2.80	$1.85	$0.00
Second Quarter	3.07	2.55	0.00
Third Quarter	2.99	2.70	0.00
Fourth Quarter	3.05	2.76	0.00
Year ended December 31, 2011
First Quarter	$2.37	$1.59	$0.00
Second Quarter	2.47	1.81	0.00
Third Quarter	2.27	1.57	0.00
Fourth Quarter	2.12	1.78	0.00
Equity Compensation Plan Information

The following table summarizes the number of shares remaining for issuance under ASRV’s outstanding stock incentive plans as of December 31, 2012.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	398,371	$2.43	632,491
Equity compensation plans not approved by security holders	0	0	0
Total	398,371	$2.43	632,491

In November 2011, the Board of Directors authorized a new program to repurchase 1.1 million common shares. The following table summarizes common share repurchase activity for the quarter ended December 31, 2012. This repurchase program is now considered complete.

	Total Number of Shares	Average Price Paid Per Share	Number of Shares that may yet be Purchased
October	5,600	$3.03	106,700
November	84,900	$2.99	0

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$39,917	$41,964	$44,831	$47,455	$47,819
Total interest expense	7,714	9,681	12,489	15,021	18,702
Net interest income	32,203	32,283	32,342	32,434	29,117
Provision (credit) for loan losses	(775)	(3,575)	5,250	15,150	2,925
Net interest income after provision (credit) for loan losses	32,978	35,858	27,092	17,284	26,192
Total non-interest income	14,943	13,569	13,967	13,928	16,424
Total non-interest expense	40,641	40,037	39,697	39,157	35,637
Income (loss) before income taxes	7,280	9,390	1,362	(7,945)	6,979
Provision (benefit) for income taxes	2,241	2,853	80	(3,050)	1,470
Net income (loss)	$5,039	$6,537	$1,282	$(4,895)	$5,509
Net income (loss) available to common shareholders	$4,211	$5,152	$121	$(6,053)	$5,474
PER COMMON SHARE DATA:
Basic earnings (loss) per share	$0.21	$0.24	$0.01	$(0.29)	$0.25
Diluted earnings (loss) per share	0.21	0.24	0.01	(0.29)	0.25
Cash dividends declared	0.00	0.00	0.00	0.00	0.025
Book value at period end	4.67	4.37	4.07	4.09	4.39
BALANCE SHEET AND OTHER DATA:
Total assets	$1,000,991	$979,076	$948,974	$970,026	$966,929
Loans and loans held for sale, net of unearned income	731,741	670,847	678,181	722,904	707,108
Allowance for loan losses	12,571	14,623	19,765	19,685	8,910
Investment securities available for sale	151,538	182,923	164,811	131,272	126,781
Investment securities held to maturity	13,723	12,280	7,824	11,611	15,894
Deposits	835,734	816,420	801,216	786,011	694,956
Total borrowed funds	41,745	34,850	27,385	64,664	146,863
Stockholders’ equity	110,468	112,352	107,058	107,254	113,252
Full-time equivalent employees	350	347	348	345	353
SELECTED FINANCIAL RATIOS:
Return on average assets	0.51%	0.68%	0.13%	(0.51)%	0.62%
Return on average total equity	4.51	5.90	1.19	(4.33)	5.93
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	87.56	82.17	84.64	91.97	101.75
Ratio of average total equity to average assets	11.36	11.49	11.25	11.72	10.40
Common stock cash dividends as a percent of net income available to common shareholders	—	—	—	—	9.92
Interest rate spread	3.43	3.47	3.51	3.37	3.21
Net interest margin	3.65	3.72	3.79	3.72	3.64
Allowance for loan losses as a percentage of loans, net of unearned income, at period end	1.74	2.20	2.95	2.74	1.26
Non-performing assets as a percentage of loans and other real estate owned, at period end	1.00	0.78	2.14	2.55	0.65
Net charge-offs as a percentage of average loans and loans held for sale	0.19	0.24	0.74	0.60	0.20
Ratio of earnings to fixed charges and preferred dividends:(1)
Excluding interest on deposits	3.80X	4.11X	1.49X	(1.12)X	3.17X
Including interest on deposits	1.80	1.83	1.10	0.53	1.37
Cumulative one year interest rate sensitivity gap ratio, at period end	1.30	1.29	1.13	1.08	1.10

(1)	The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

2012 SUMMARY OVERVIEW:

On January 22, 2013, AmeriServ reported its 2012 fourth quarter and full year financial results. Regarding the fourth quarter 2012, net income available to common shareholders was $683,000 or $0.04 per diluted share. This represents a decline from $1,505,000 or $0.07 per diluted share reported for the fourth quarter 2011. The quarter itself was quite positive in the basic “blocking and tackling” common to today’s community banking. For example, lending is now the strongest it has been since 2009, with a growth in net loans of $25.1 million during the fourth quarter. Non-interest income reached a recent high, as the Trust Company and residential mortgage originations continued their growth. Operating expenses increased by $254,000 over the fourth quarter of 2011. This was a result of the necessary expenses needed to develop the new Loan Production Offices in Altoona and Harrisburg, PA and Hagerstown, MD. However, there was another dynamic at work which relates to our decision to make a provision to the allowance for losses during the fourth quarter of 2012.

We believe it is broadly apparent that the national economy continues to struggle. And, the length of this struggle is having an impact on AmeriServ’s markets. Small businesses, often family-owned, form a significant segment of AmeriServ’s borrowers. These are excellent people, our friends and neighbors, and the source of countless jobs throughout the region. But the length of this economic weakness is taking its toll. Unemployment rates continue to rise, and newspaper headlines are discouraging. We believe that the $1.9 million increase in non-performing assets in the fourth quarter was an indication of this economic pressure. Therefore, the Board and management chose to make the first positive contribution to the allowance for loan losses since the third quarter of 2010. We have learned over the years to carefully react to such trends. AmeriServ has maintained strong asset quality by recognizing weakened borrowers early so we can help them meet their obligations. This was our strategy during the Great Recession of 2008 and 2009. Therefore, this action simply recognizes the realities of the struggling economy, and is the necessary insurance policy needed to protect the franchise and the investment of our shareholders. A bit of research will substantiate that AmeriServ is well reserved for difficult times, and has a long history of helping borrowers help themselves.

For the full year 2012, AmeriServ produced net income available to common shareholders of $4,211,000 or $0.21 per diluted share. The result was $942,000 or $0.03 per share less than 2011.

Once again this performance was aided by strong results in several business lines. Net loans increased by $61 million. Deposits increased by $19 million. Non interest income increased by $1.37 million, and non-interest expenses were held to a 1.51% increase over 2011. However, the ultimate bottom line was impacted by fewer reductions in the allowance for loan losses during the first three quarters of 2012, and the decision to further strengthen that reserve by adding $550,000 in the fourth quarter due to an increase in non-performing loans.

We were especially pleased by a few specific areas of strong performance:

•	The Trust Company increased its bottom line by 18.3% over 2011. Mortgage originations surpassed 2011 by closing $117 million in new mortgages, an increase of 41% over the prior year. The Commercial Lending Division averaged more than 400 calls per month. These calls resulted in more loans to small businesses, and thus, the US Treasury rewarded us with a 4% reduction in the cost of Treasury Preferred Stock provided by the Small Business Loan Fund. This savings totals about $200,000 per quarter.

In normal times, this story of strong loans and deposits, higher levels of non-interest income and careful expense management should be the right recipe for earnings growth. But there is a well-recognized limiting factor at work.

We are aware that following the Lehman Brothers bankruptcy in September 2008, financial markets were in a free fall. Understandingly, at that time, the Federal Reserve adopted a low interest rate policy in an attempt to keep credit markets functioning. But now, here in 2013, we begin the fifth year of this low interest rate program. This period of “easy money” has reduced the interest payments on the Federal debt. But this low interest rate policy punishes savers, pension funds, and community banks. Rates on loans are at the lowest level since the 1930s and World War II. This means community bank revenue has shrunk precipitously during this period. But here is the essential paradox. Unfortunately the four plus years of “easy money” has not reduced unemployment or increased economic activity as expected.

The AmeriServ Board and its management team constantly monitor these trends. We’ve learned that weakening economic conditions require action. During 2008 and 2009, AmeriServ created “Fortress Johnstown” with strong capital, deep liquidity, and realistic loan loss reserves. These actions resulted in a quick recovery in 2010 and 2011. Therefore, we have again taken the necessary actions to continue AmeriServ’s position as a strong and disciplined community bank. We believe this is the correct course and we are pleased to maintain the balance sheet strength needed to take swift action.

We are very aware that this is a challenging time for investors. The financial sector has been severely criticized for unwise practices and programs. But AmeriServ’s Board and management pledged that this company would return to its community banking roots and not participate in financial gimmicks and fads. The result has been three consecutive profitable years since the Great Recession. On December 31, 2010, AmeriServ common stock closed at $1.58; on December 31, 2011, it closed at $1.95, a gain of 23%; and, on December 31, 2012, our stock closed at $3.01, an additional gain of 54%. In just 24 months our stock price has increased by 91%. These gains, along with the $5 million buyback of common shares from the fourth quarter of 2011 through the end of 2012, has been part of a continuing program to reward the people and companies who are our valued investors.

The United States is involved in a long-term effort to reduce the level of debt at the individual level, the company level and the government level. It is essential for the long term health of our nation. But it has and will continue to produce challenges we all must face. AmeriServ will tackle these times with a continued strong capital base, deep liquidity, and careful expense management. We believe this will create a sound and rewarding investment for our shareholders, a good employer for our staff, and a source of economic strength for our communities.

PERFORMANCE OVERVIEW... The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Net income	$5,039	$6,537	$1,282
Net income available to common shareholders	4,211	5,152	121
Diluted earnings per share	0.21	0.24	0.01
Return on average assets	0.51%	0.68%	0.13%
Return on average equity	4.51	5.90	1.19

The Company reported net income available to common shareholders of $4.2 million or $0.21 per diluted common share for 2012. This represented a 12.5% decline in earnings per share from 2011 where net income available to common shareholders totalled $5.2 million or $0.24 per diluted share. The largest factor causing the reduction in net income available to common shareholders was the provision for loan losses. The Company recorded a negative provision of $775,000 but this was at a lesser level than the $3,575,000 negative provision for 2011. The Company’s net interest income performance has been relatively stable throughout 2012. It decreased for the full year of 2012 by only $80,000, or 0.2%, when compared to the entire year of 2011. The Company’s strong growth in non-interest income has been a financial performance highlight in 2012. Non-interest income increased by $1.4 million or 10.1% largely due to increased revenue from residential mortgage banking activities and our Trust Company’s wealth management businesses. Continued focus on expense control helped contain the increase in non-interest expense to $604,000 or 1.5%.

Finally, diluted earnings per share were impacted by the $828,000 dividend requirement on the US Treasury SBLF preferred stock which reduced the amount of net income available to common shareholders. This amount, however, was less than the preferred stock dividend and accelerated preferred stock discount accretion related to the former TARP CPP preferred stock that totalled $1,385,000 in 2011. The Company has been successful in growing commercial loans in categories that qualify for the SBLF. As such, the dividend rate that AmeriServ pays on the SBLF preferred stock dropped in the fourth quarter of 2012 from 5% to 1%-the lowest rate available under the SBLF program. This 1% rate, which is now locked in for the first half of 2013, saves the Company approximately $200,000 on a quarterly basis.

The Company reported net income of $6.5 million or $0.24 per diluted common share for 2011. This represents an increase of $5.3 million from the 2010 net income of $1.3 million or $0.01 per diluted common share. A significant and sustained improvement in asset quality was an important factor contributing to our financial success in 2011. Specifically, non-performing assets and classified loans again declined as a result of our successful problem credit resolution efforts allowing the Company to reverse a portion of the allowance for loan loss into earnings in 2011 while still increasing the non-performing assets coverage ratio. The Company’s net interest income performance was relatively stable throughout 2011. It decreased for the full year of 2011 by only $59,000, or 0.2%, when compared to the entire year of 2010. Non-interest income decreased by $398,000 or 2.8% largely due to an investment security loss of $358,000 realized in the first quarter of 2011 that resulted from a portfolio repositioning strategy. Continued focus on expense control helped contain the increase in non-interest expense to $340,000 or 0.9%. Income tax expense increased sharply by $2.8 million in 2011 due to the Company’s improved profitability. Finally, diluted earnings per share were again impacted by the $1.1 million dividend requirement on preferred stock and the $267,000 accelerated preferred stock discount accretion related to the repayment of the TARP CPP preferred stock which reduced the amount of net income available to common shareholders.

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

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$39,917	$41,964	$44,831
Interest expense	7,714	9,681	12,489
Net interest income	32,203	32,283	32,342
Net interest margin	3.65%	3.72%	3.79%

2012 NET INTEREST PERFORMANCE OVERVIEW... The Company’s net interest income performance has again been relatively stable throughout 2012 decreasing by only $80,000, or 0.2%, when compared to 2011. The Company’s 2012 net interest margin of 3.65% was seven basis points lower than the net interest margin of 3.72% for 2011. The decreased net interest margin reflects the challenges of a flatter yield curve which has pressured interest revenue in 2012 and demonstrates the impact of the Federal Reserve low interest rate policies. The Company has been able to overcome this net interest margin pressure and keep net interest income relatively constant by reducing its cost of funds and growing its earning assets, particularly loans. Specifically, total loans outstanding have increased for seven consecutive quarters and now are $61 million or 9.1% higher than they were at December 31, 2011. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied commercial real estate loans which qualify as SBLF loans, particularly through its new loan production offices. Despite this growth in loans, total interest revenue dropped by $2,047,000 between years and reflects the lower interest rate environment and flatter yield curve. Interest revenue has also been negatively impacted by increased premium amortization on mortgage backed securities due to faster mortgage prepayment speeds. However, careful management of funding costs has allowed the Company to mitigate a significant portion of this drop in interest revenue during the past year. Specifically, total interest expense for 2012 declined by $1,967,000 from 2011 due to the Company’s proactive efforts to reduce deposit and borrowing costs. Even with this reduction in deposit costs, the Company still experienced solid growth in deposits which increased by $19 million or 2.4% over the past year. Overall, the Company expects that this net interest margin pressure will continue in 2013 given the Federal Reserve’s announced plans to continue the Quantitative Easing 3 Program and their pledge to keep short term interest rates exceptionally low into 2015.

COMPONENT CHANGES IN NET INTEREST INCOME: 2012 VERSUS 2011... Regarding the separate components of net interest income, the Company’s total interest income in 2012 decreased by $2.0 million when compared to 2011. This decrease was due to a 32 basis point decline in the earning asset yield from 4.84% to 4.52%, partially offset by additional interest income from a $12.5 million increase in average earning assets due to an increase in average loans. Within the earning asset base, the yield on the total loan portfolio decreased by 33 basis points from 5.39% to 5.06%, while the yield on total investment securities dropped by 43 basis points from 3.15% to 2.72%. In the current interest rate environment, new investment securities and loans typically have yields that are below the rate on the maturing instruments that they are replacing. Investment securities interest revenue has also been negatively impacted by increased premium amortization on mortgage backed securities of $334,000 due to faster mortgage prepayment speeds. Despite a $26 million or 3.9% increase in total average loans, total loan interest revenue dropped by $887,000 between years and reflects the impact of this lower interest rate environment. Overall, the increase in loans caused the Company’s loan to deposit ratio to average 82.7% in 2012 compared to 81.1% in 2011. Good commercial loan pipelines suggest that the Company should be able to again grow the loan portfolio in 2013 and further increase the loan to deposit ratio.

The Company’s total interest expense for 2012 decreased by $2.0 million, or 20.3%, when compared to 2011. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 28 basis points to 1.09%. Management’s decision to further reduce interest rates paid on all deposit categories has not had a negative impact on deposit growth as consumers and businesses have sought the safety and liquidity provided by well-capitalized community banks like AmeriServ Financial. This decrease in funding costs occurred in spite of a $3.5 million increase in the volume of interest bearing liabilities. Additionally, the Company’s funding mix also benefited from a $12.6 million increase in non-interest bearing demand deposits. Overall, in 2012 the Company was able to fund its net asset growth with core deposits as wholesale borrowings averaged only 1.1% of total assets. The Company also does not use brokered certificates of deposit as a funding source.

2011 NET INTEREST PERFORMANCE OVERVIEW... The Company’s net interest income performance was relatively stable in 2011. For the full year of 2011, it decreased by only $59,000, or 0.2%, when compared to the entire year of 2010. The Company’s 2011 net interest margin averaged 3.72%, which was seven basis points lower than the 2010 net interest margin of 3.79%. Reduced loan balances were the primary factor causing the drop in both net interest income and net interest margin in 2011. Specifically, total loans averaged $663 million for the full year 2011, a decrease of $39 million or 5.5% from the 2010 year. The lower balances reflect the results of the Company’s focus on reducing its commercial real estate exposure and problem loans, particularly during the first half of 2011. However, total loan balances bottomed out in the first quarter of 2011 and increased by $26 million during the remainder of 2011 due to the Company’s more intensive sales calling efforts for commercial loans and growth in home equity loans. The Company strengthened its excellent liquidity position by reinvesting excess cash in high quality investment securities and short-term investments whose average balance increased by $42 million in 2011. Careful management of funding costs allowed the Company to mitigate a significant portion of the drop in interest revenue during 2011. Specifically, interest expense for 2011 decreased by $2.8 million due to reduced deposit costs. This reduction in deposit costs did not negatively impact deposit balances which increased by $15 million or 1.9% since December 31, 2010. The Company is particularly pleased with the growth achieved in non-interest bearing demand deposits in 2011 whose balances on average increased by $12 million or 10.0%.

COMPONENT CHANGES IN NET INTEREST INCOME: 2011 VERSUS 2010... Regarding the separate components of net interest income, the Company’s total interest income in 2011 decreased by $2.9 million when compared to 2010. This decrease was due to a 42 basis point decline in the earning asset yield from 5.26% to 4.84%, partially offset by additional interest income from a $2.8 million increase in average earning assets due to an increase in investment securities. Within the earning asset base, the yield on the total loan portfolio decreased by 19 basis points from 5.58% to 5.39% while the yield on total investment securities dropped by 39 basis points from 3.54% to 3.15%. Both of these yield declines reflect the impact of the lower interest rate environment that has been in place for over 3 years. Also the asset mix shift with fewer dollars invested in loans and more dollars invested in lower yielding short duration investment securities also negatively impacts the earning asset yield. Overall, the decline in loans combined with deposit growth caused the Company’s loan to deposit ratio to average 81.1% in 2011 compared to 87.3% in 2010.

The Company’s total interest expense for 2011 decreased by $2.8 million, or 22.5%, when compared to 2010. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 38 basis points to 1.37%. Management’s decision to reduce interest rates paid on all deposit categories has not had any negative impact on deposit growth. This decrease in funding costs was also aided by a drop in interest expense associated with a $9.6 million decrease in the volume of interest bearing liabilities. Specifically, the average balance of all FHLB borrowings declined by $10.8 million, but was partially offset by a $1.2 million increase in interest bearing deposits. Additionally, the Company’s funding mix also benefited from a $12.3 million increase in non-interest bearing demand deposits. Overall, in 2011 the Company was able to further reduce its reliance on borrowings as a funding source as wholesale borrowings averaged only 1.1% of total assets.

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

	YEAR ENDED DECEMBER 31,
	2012			2011			2010
	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$688,736	$34,842	5.06%	$662,746	$35,729	5.39%	$701,502	$39,129	5.58%
Deposits with banks	9,634	10	0.18	6,853	9	0.13	1,795	1	0.06
Federal funds sold	—	—	—	5,838	7	0.11	4,375	16	0.37
Short-term investment in money market funds	2,889	18	0.61	2,224	9	0.40	3,834	4	0.10
Investment securities:
Available for sale	172,947	4,634	2.68	187,863	5,837	3.11	151,691	5,281	3.48
Held to maturity	13,828	440	3.18	10,053	403	4.01	9,574	433	4.52
Total investment securities	186,775	5,074	2.72	197,916	6,240	3.15	161,265	5,714	3.54
TOTAL INTEREST EARNING ASSETS/ INTEREST INCOME	888,034	39,944	4.52	875,577	41,994	4.84	872,771	44,864	5.26
Non-interest earning assets:
Cash and due from banks	17,136			15,893			15,297
Premises and equipment	11,055			10,513			10,212
Other assets	81,796			79,293			80,206
Allowance for loan losses	(13,500)			(17,771)			(21,218)
TOTAL ASSETS	$984,521			$963,505			$957,268
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$60,810	$116	0.19%	$57,784	$127	0.22%	$58,118	$176	0.30%
Savings	85,112	181	0.21	81,490	256	0.31	77,381	397	0.51
Money market	211,744	895	0.42	193,536	1,090	0.56	186,560	1,622	0.87
Other time	327,557	5,310	1.62	348,915	6,862	1.97	358,472	8,750	2.44
Total interest bearing deposits	685,223	6,502	0.95	681,725	8,335	1.22	680,531	10,945	1.61
Federal funds purchased and other short-term borrowings	5,342	11	0.21	1,216	6	0.37	3,119	22	0.71
Advances from Federal Home Loan Bank	5,661	81	1.44	9,769	220	2.26	18,694	402	2.15
Guaranteed junior subordinated deferrable interest debentures	13,085	1,120	8.57	13,085	1,120	8.57	13,085	1,120	8.57
TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	709,311	7,714	1.09	705,795	9,681	1.37	715,429	12,489	1.75
Non-interest bearing liabilities:
Demand deposits	147,887			135,298			122,963
Other liabilities	15,517			11,699			11,188
Stockholders’ equity	111,806			110,713			107,688
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$984,521			$963,505			$957,268
Interest rate spread			3.43			3.47			3.51
Net interest income/net interest margin		32,230	3.65%		32,313	3.72%		32,375	3.79%
Tax-equivalent adjustment		(27)			(30)			(33)
Net interest income		$32,203			$32,283			$32,342

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

	2012 vs. 2011			2011 vs. 2010
	INCREASE (DECREASE) DUE TO CHANGE IN:			INCREASE (DECREASE) DUE TO CHANGE IN:
	AVERAGE VOLUME	RATE	TOTAL	AVERAGE VOLUME	RATE	TOTAL
	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$1,580	$(2,467)	$(887)	$(2,104)	$(1,296)	$(3,400)
Deposits with banks	1	—	1	6	2	8
Federal funds sold	(4)	(3)	(7)	3	—	3
Short-term investments in money market funds	3	6	9	(15)	8	(7)
Investment securities:
Available for sale	(439)	(764)	(1,203)	1,003	(447)	556
Held to maturity	82	(45)	37	24	(54)	(30)
Total investment securities	(357)	(809)	(1,166)	1,027	(501)	526
Total interest income	1,223	(3,273)	(2,050)	(1,083)	(1,787)	(2,870)
INTEREST PAID ON:
Interest bearing demand deposits	7	(18)	(11)	(1)	(48)	(49)
Savings deposits	12	(87)	(75)	22	(163)	(141)
Money market	118	(313)	(195)	35	(567)	(532)
Other time deposits	(398)	(1,154)	(1,552)	(230)	(1,658)	(1,888)
Federal funds purchased and other short-term borrowings	5	—	5	(9)	(7)	(16)
Advances from Federal Home Loan Bank	(75)	(64)	(139)	(202)	20	(182)
Total interest expense	(331)	(1,636)	(1,967)	(385)	(2,423)	(2,808)
Change in net interest income	$1,554	$(1,637)	$(83)	$(698)	$636	$(62)

LOAN QUALITY... AmeriServ Financial’s written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. The Company’s policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. The Company has also identified three pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for small business relationships with aggregate balances of $250,000 or less, residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment. The following table sets forth information concerning AmeriServ’s loan delinquency and other non-performing assets.

	AT DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Total loans past due 30 to 89 days	$3,456	$3,319	$2,791
Total non-accrual loans	5,814	5,075	12,289
Total non-performing assets including TDRs(1)	7,224	5,199	14,364
Loan delinquency as a percentage of total loans, net of unearned income	0.48%	0.50%	0.42%
Non-accrual loans as a percentage of total loans, net of unearned income	0.81	0.76	1.83
Non-performing assets as a percentage of total loans, net of unearned income, and other real estate owned	1.00	0.78	2.14
Non-performing assets as a percentage of total assets	0.72	0.53	1.51
Total classified loans (loans rated substandard or doubtful)	$22,717	$18,542	$39,627

(1)	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company realized significant asset quality improvements in 2011. The Company sustained these asset quality improvements throughout the first nine months of 2012 but did experience a $1.9 million increase in non-performing assets during the fourth quarter. This increase largely relates to one problem commercial real estate loan which had been on our watch list and reflects the Company’s consistent practice of quickly identifying and managing problem credits in order to minimize losses during the workout process. Even with this uptick, non-performing assets are still at a very manageable level of 1.0% of total loans at December 31, 2012. Additionally, loan delinquency levels have been relatively consistent at a low level over the past 3 years averaging approximately 0.50% of total loans. We continue to closely monitor the loan portfolio given the uncertainty in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of December 31, 2012, the 25 largest credits represented 28.0% of total loans outstanding.

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

	YEAR ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year	$14,623	$19,765	$19,685	$8,910	$7,252
Charge-offs:
Commercial	(345)	(953)	(835)	(3,810)	(405)
Commercial loans secured by real estate	(796)	(1,700)	(4,221)	(840)	(811)
Real estate-mortgage	(420)	(85)	(293)	(128)	(132)
Consumer	(200)	(203)	(282)	(352)	(365)
Total charge-offs	(1,761)	(2,941)	(5,631)	(5,130)	(1,713)
Recoveries:
Commercial	138	831	226	601	299
Commercial loans secured by real estate	245	331	48	14	39
Real estate-mortgage	54	53	42	27	26
Consumer	47	159	145	113	82
Total recoveries	484	1,374	461	755	446
Net charge-offs	(1,277)	(1,567)	(5,170)	(4,375)	(1,267)
Provision (credit) for loan losses	(775)	(3,575)	5,250	15,150	2,925
Balance at end of year	$12,571	$14,623	$19,765	$19,685	$8,910
Loans and loans held for sale, net of unearned income:
Average for the year	$688,736	$662,746	$701,502	$725,241	$644,896
At December 31	731,741	670,847	678,181	722,904	707,108
As a percent of average loans:
Net charge-offs	0.19%	0.24%	0.74%	0.60%	0.20%
Provision (credit) for loan losses	(0.11)	(0.54)	0.75	2.09	0.46
Allowance as a percent of each of the following:
Total loans, net of unearned income	1.74	2.20	2.95	2.74	1.26
Total delinquent loans (past due 30 to 89 days)	363.74	440.58	708.17	172.55	202.68
Total non-accrual loans	216.22	288.14	160.83	115.01	263.84
Total non-performing assets	174.02	281.27	137.60	107.35	194.88
Allowance as a multiple of net charge-offs	9.84x	9.33x	3.82x	4.50x	7.03x

As a result of the Company’s continued good asset quality, we were again able to record a negative provision for loan losses during 2012; but at a lesser level than 2011. Specifically, the Company recorded a negative provision for loan losses of $775,000 in 2012 compared to a credit provision of $3.6 million in 2011. Overall, there has been $2.8 million less earnings benefit from negative loan loss provisions in 2012. We also actively identify and seek prompt resolution to problem credits in order to limit actual losses. For 2012, net charge-offs totaled $1.3 million or 0.19% of total loans which represents a decrease from 2011 when net charge-offs totaled $1.6 million or 0.24% of total loans. In summary, the allowance for loan losses provided 216% coverage of non-performing loans and was 1.74% of total loans at December 31, 2012, compared to

288% of non-performing loans and 2.20% of total loans at December 31, 2011. Additionally, the Company currently does not anticipate that it will record any negative loan loss provisions in 2013 since it returned to a more typical positive provision to the allowance for loan losses during the fourth quarter of 2012.

Significant improvements in asset quality evidenced by lower levels of non-performing assets, classified loans and net-charge-offs allowed the Company to reverse a portion of the allowance for loan losses into earnings in 2011 while still increasing the non-performing assets coverage ratio. As a result of this asset quality improvement, the Company recorded a negative provision for loan losses of $3.6 million in 2011 compared to a $5.3 million provision in 2010. For 2011, net charge-offs totaled $1.6 million or 0.24% of total loans which represented a decrease from 2010 when net charge-offs totaled $5.2 million or 0.74% of total loans.

The following schedule sets forth the allocation of the allowance for loan losses among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

	AT DECEMBER 31,
	2012		2011		2010		2009		2008
	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$2,596	14.3%	$2,365	12.5%	$3,851	11.5%	$4,756	13.3%	$2,841	15.6%
Commercial loans secured by real estate	7,796	53.2	9,400	52.8	12,717	54.6	12,692	54.9	4,467	50.0
Real estate-mortgage	1,269	30.2	1,270	32.0	1,117	31.1	1,015	29.2	1,004	31.1
Consumer	150	2.3	174	2.7	206	2.8	204	2.6	246	3.3
Allocation to general risk	760	—	1,414	—	1,874	—	1,018	—	352	—
Total	$12,571	100.0%	$14,623	100.0%	$19,765	100.0%	$19,685	100.0%	$8,910	100.0%

Even though residential real estate-mortgage loans comprise 30.2% of the Company’s total loan portfolio, only $1.3 million or 10.1% of the total allowance for loan losses is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company’s three-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company’s historical loss experience in these categories, and other qualitative factors.

Based on the Company’s allowance for loan loss methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the allowance for loan losses is adequate at December 31, 2012 to cover losses within the Company’s loan portfolio.

NON-INTEREST INCOME... Non-interest income for 2012 totalled $14.9 million, an increase of $1.4 million, or 10.1%, from 2011. Factors contributing to this higher level of non-interest income in 2012 included:

-	a $354,000, or 5.7%, increase in trust fees as our wealth management businesses benefitted from the implementation of new fee schedules and improved asset values under management in 2012.
-	a $320,000, or 39.4%, increase in gains realized on residential mortgage loan sales into the secondary market due to a record level of mortgage loan production in 2012. The lower long term interest rate environment, resulting from the Federal Reserve’s interest rate policies, has contributed to increased mortgage purchase and refinance activity in 2012. Specifically, the Company sold $74 million of residential mortgage loans into the secondary market in 2012 compared to $60 million in 2011.

-	a $411,000, or 13.4%, increase in other income again reflecting higher revenue from residential mortgage banking activities such as underwriting and documentation preparation fees. Also, a $162,000 increase in revenue from financial services (annuity and mutual funds sales) was another item contributing to the higher level of other income in 2012.
-	a modest $12,000 investment security gain in 2012 compared to a $358,000 investment security loss in 2011 that resulted from a portfolio repositioning strategy.

Non-interest income for 2011 totalled $13.6 million, a decrease of $398,000, or 2.8%, from 2010. Factors contributing to this lower level of non-interest income in 2011 included:

-	a $358,000 loss realized on the sale of $17 million of investment securities in the first quarter of 2011 compared to a net security gain of $157,000 in 2010. The Company took advantage of a steeper yield curve earlier in the year to position the investment portfolio for better future earnings by selling some of the lower yielding, longer duration securities in the portfolio and replacing them with higher yielding securities with a shorter duration.
-	a $342,000, or 27.9%, decrease in revenue from bank owned life insurance as the prior year revenue was enhanced by the receipt of a death benefit. There were no claims within the BOLI program in 2011.
-	a $643,000, or 10.2%, increase in trust and investment advisory fees as our wealth management businesses benefitted from the implementation of new fee schedules in 2011.
-	a $146,000, or 15.2%, decrease in gains realized on residential mortgage loan sales into the secondary market due to a reduced level of mortgage refinancing in 2011. However, by historical standards 2011 was still a good year for residential mortgage purchase and refinance activity in the Company’s primary market area as there were $83 million of new loans originated with $60 million or 72% sold into the secondary market in order to help manage long term interest rate risk.

NON-INTEREST EXPENSE... Non-interest expense for 2012 totalled $40.6 million, a $604,000, or 1.5%, increase from 2011. Factors contributing to the higher non-interest expense in 2012 included:

-	a $1.8 million, or 8.0%, increase in salaries and employee benefits expense due to higher salaries expense, incentive compensation, and pension expense in 2012. The 2012 personnel expenses also reflect the staffing costs associated with new loan production offices in Altoona and Harrisburg, Pennsylvania, and Hagerstown, Maryland. Note that pension costs related to the Company’s defined benefit pension plan increased by $429,000 or 24.6% in 2012 due to the impact that the low interest rate environment is having on the discount rate used to calculate the plan liabilities. This increasing pension cost was a key factor causing the Company to implement a soft freeze of its defined benefit pension plan for non-union employees beginning January 1, 2013. This will help the Company gradually reduce its pension costs in future years.
-	an $897,000, or 67.0%, decrease in FDIC insurance expense due to a change in the calculation methodology which took effect in the second half of 2011 and the Company’s improved risk profile.
-	The Company incurred a $240,000 prepayment penalty on the early retirement of $5.7 million of FHLB term advances in the fourth quarter of 2011. There was no such prepayment charge in 2012.

Non-interest expense for 2011 totalled $40.0 million, a $340,000, or 0.9%, increase from 2010. Factors contributing to the higher non-interest expense in 2011 included:

-	a $1.0 million, or 4.7%, increase in salaries and employee benefits expense was due to higher medical insurance costs, increased pension expense, and greater incentive compensation expense in 2011. These costs more than offset the benefit of five fewer full time equivalent employees in 2011.
-	a $488,000, or 11.2%, decrease in professional fees was due to reduced legal fees, recruitment fees, and lower consulting expenses in the Trust Company.

-	a $269,000 decrease in other expense was due to a reduction in costs associated with the reserve for unfunded loan commitments and lower telephone expense resulting from the implementation of technology enhancements.
-	a $240,000 prepayment penalty was realized on the early retirement of $5.7 million of FHLB term advances during the fourth quarter of 2011. We elected to utilize our strong liquidity to prepay all FHLB term advances with maturities greater than two years in order to reduce future interest expense.
-	a $237,000, or 15.1%, decrease in FDIC insurance expense was due to a change in the calculation methodology in 2011.

INCOME TAX EXPENSE... The Company recorded income tax expense of $2.2 million for 2012 which was lower than the 2011 tax expense of $2.9 million due to reduced pre-tax earnings in 2012. The 2012 effective tax rate of 30.8% was comparable with the 2011 effective tax rate of 30.4%. The income tax expense recorded in 2010 was only $80,000 due to the sharply lower pre-tax earnings that year. BOLI is the Company’s largest source of tax-free earnings. The Company’s deferred tax asset was $11.5 million at December 31, 2012 and relates primarily to net operating loss carryforwards and the allowance for loan losses. The deferred tax asset declined by $1.2 million in 2012 primarily due to the utilization of net operating loss carryforwards.

SEGMENT RESULTS... Retail banking’s net income contribution was $3.2 million in 2012 compared to $2.1 million in 2011 and $1.3 million in 2010. The improved performance in 2012 is due to increased non-interest income and net interest income, along with reduced non-interest expense. The improved non-interest income reflects increased residential mortgage banking related revenues resulting from the record mortgage production year in 2012. Net interest income grew due to the growth in deposits along with a lower interest cost for deposits. The favorable decline in non-interest expense is largely due to the previously discussed $897,000 decrease in FDIC deposit insurance expense in 2012. The increased net income in 2011 was due to increased net interest income resulting from a combination of increased deposit balances and lower deposit costs. Net income also benefitted from a $263,000 negative provision for loan losses and a $436,000 reduction in non-interest expense due to reduced staffing within the branch network and lower FDIC insurance expense. Non-interest income was lower between years as decreased gains on residential mortgage loan sales into the secondary market were compounded by lower BOLI income.

The commercial banking segment reported net income of $4.7 million in 2012 compared to net income of $6.9 million in 2011 and $497,000 in 2010. Sustained improvements in asset quality continued to result in a credit provision for loan losses in 2012 but at a lesser level than 2011. Overall, there has been $2.7 million less earnings benefit from negative loan loss provisions in this segment in 2012. Non-interest expense in this segment was also negatively impacted by higher personnel expense and the costs associated with opening three new loan production offices. These negative factors were partially offset by a $639,000 increase in net interest income due to growth in commercial loans in 2012. The increased earnings in 2011 were caused primarily by an $8.3 million reduction in the provision for loan losses due to the previously discussed improvements in asset quality. Net interest income also benefited from funding charges decreasing at a faster rate than certain commercial real estate loan yields.

The trust segment’s net income contribution was $945,000 in 2012 compared to $795,000 in 2011 and $222,000 in 2010. The increase in net income was caused by a $502,000 increase in revenue as our wealth management businesses benefitted from the implementation of new fee schedules and higher asset values (both bond and equity) in 2012. Additionally, revenue generated from the financial services division (annuity and mutual fund sales) increased by $162,000 due to successful new business development efforts. These revenue increases more than offset a $269,000 increase in non-interest expense due primarily to higher personnel costs. The increase in net income in 2011 reflected higher non-interest revenue as our wealth management businesses benefitted from the implementation of new fee schedules. Also, the rate of non-interest expense growth was limited to 1.7% in 2011. Overall, the fair market value of trust assets totaled $1.512 billion at December 31, 2012, an increase of $129.6 million, or 9.4%, from the December 31, 2011 total of $1.383 billion.

The investment/parent segment reported a net loss of $3.7 million in 2012 compared to net loss of $3.3 million in 2011 and $699,000 in 2010. Declining yields in the investment securities portfolio and the flatter yield curve have negatively impacted this segment the most in 2012. Also, this segment was also negatively affected by the decline in the size of the securities portfolio during 2012. The weaker performance in 2011 reflects the previously mentioned $358,000 loss realized on the sale of $17 million of investment securities to position the portfolio for better future earnings. Non-interest expense in 2011 also included a $240,000 prepayment penalty realized on the early retirement of $5.7 million of FHLB term advances.

For greater discussion on the future strategic direction of the Company’s key business segments, see “Management’s Discussion and Analysis-Forward Looking Statements.”

BALANCE SHEET... The Company’s total consolidated assets of $1.0 billion at December 31, 2012 grew by $22 million or 2.2% from the $979 million level at December 31, 2011. Investment security balances decreased by $30 million demonstrating the Company’s ability to generate liquidity to grow the loan portfolio. The Company’s loan portfolio grew by $57.4 million or 8.7% and now totals $721 million. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied commercial real estate loans which qualify as SBLF loans, particularly through its new loan production offices. Cash and cash equivalents declined by $8.0 million as these funds were also used to fund loan demand.

The Company’s deposits totaled $836 million at December 31, 2012, which was $19.3 million or 2.4% higher than December 31, 2011, due to an increase in both non-interest demand deposits and money market account balances. We believe that uncertainties in the financial markets and the economy have contributed to a fourth consecutive year of growth in our deposits as consumers have looked for safety in well capitalized community banks like AmeriServ Financial Bank. FHLB advances increased by $7 million as the Company elected to match fund some of the previously mentioned loan growth. Total FHLB borrowings, however, only represent 2.8% of total assets. Total stockholders’ equity has decreased by $1.9 million since year-end 2011 mainly due to the success of the Company’s common stock repurchase program and an increase in accumulated other comprehensive loss due to a negative adjustment related to the Company’s defined benefit pension plan. During 2012, the Company repurchased 1,758,000 shares or 8.4% of its outstanding common stock at an average price of $2.51. This was a key factor contributing to a 6.6% growth in tangible book value per share to $4.01 since the end of 2011. Even after this large common stock repurchase, the Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 15.92% and an asset leverage ratio of 11.44% at December 31, 2012. The Company’s book value per common share was $4.67 and its tangible common equity to tangible assets ratio was 7.78% at December 31, 2012.

LIQUIDITY... The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past three years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was used to either fund loan growth (2012), paydown borrowings (2010) or reinvested back into the investment securities portfolio (2011). We strive to operate our loan to deposit ratio in a range of 85% to 95%. At December 31, 2012, the Company’s loan to deposit ratio was 86.3%. We are hopeful that we can further increase the loan to deposit ratio in 2013 given good commercial loan pipelines, the opening of three new loan production offices in 2012, and our focus on small business lending given our goal of maintaining the lowest rate possible on the SBLF preferred stock.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $8.0 million from December 31, 2011, to December 31, 2012, due to $32.2 million of cash used by investing activities. This was partially offset by $21.0 million of cash provided by financing activities and $3.2 million of cash provided by operating activities. Within investing activities, cash provided from maturities and sales of investment securities exceeded purchases by $30.1 million. Cash advanced for new loan fundings and purchases totalled $250.5 million and was $59.7 million higher than the $190.7 million of cash received from loan principal payments and sales. Within financing activities, deposits increased by $19.3 million, which was used to help fund the overall loan growth experienced in 2012.

The holding company had a total of $16.7 million of cash, short-term investments, and securities at December 31, 2012, which was up $900,000 from the year-end 2011 total. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At December 31, 2012, our subsidiary bank had $5.1 million of cash available for immediate dividends to the holding company under the applicable regulatory formulas. As such, the holding company has strong liquidity to meet its trust preferred debt service requirements and preferred stock dividends, which should approximate $1.3 million over the next twelve months.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, and short-term investments in money market funds. These assets totaled $30 million at both December 31, 2012 and 2011, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the Federal Home Loan Bank, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate. At December 31, 2012, the Company had $307 million of overnight borrowing availability at the FHLB, $42 million of short-term borrowing availability at the Federal Reserve Bank and $39 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES... The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.44% and the risk based capital ratio was 15.92% at December 31, 2012. The Company’s tangible common equity to tangible assets ratio was 7.78% at December 31, 2012. Since the common stock repurchase program began in the fourth quarter of 2011, we repurchased 2,045,000 shares or 9.6% of our common stock at a total cost of $5.0 million or an average price of $2.44 per share. The previously announced board approved common stock repurchase program is now completed. We anticipate that we will maintain our strong capital ratios throughout 2013. Capital generated from earnings will be utilized to pay the SBLF preferred dividend and support anticipated balance sheet growth.

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

The following table presents a summary of the Company’s static GAP positions at December 31, 2012:

INTEREST SENSITIVITY PERIOD	3 MONTHS OR LESS	OVER 3 MONTHS THROUGH 6 MONTHS	OVER 6 MONTHS THROUGH 1 YEAR	OVER 1 YEAR	TOTAL
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$214,815	$73,043	$111,385	$332,498	$731,741
Investment securities	22,861	14,913	26,917	100,570	165,261
Short-term assets	9,012	—	—	—	9,012
Regulatory stock	4,179	—	—	2,125	6,304
Bank owned life insurance	—	—	36,214	—	36,214
Total rate sensitive assets	$250,867	$87,956	$174,516	$435,193	$948,532
RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing deposits	$—	$—	$—	$156,223	$156,223
NOW	4,487	—	—	57,287	61,774
Money market	175,712	—	—	40,158	215,870
Other savings	21,528	—	—	64,607	86,135
Certificates of deposit of $100,000 or more	4,235	15,867	7,839	7,398	35,339
Other time deposits	71,285	38,613	41,100	129,395	280,393
Total deposits	277,247	54,480	48,939	455,068	835,734
Borrowings	15,660	—	—	26,085	41,745
Total rate sensitive liabilities	$292,907	$54,480	$48,939	$481,153	$877,479
INTEREST SENSITIVITY GAP:
Interval	(42,040)	33,476	125,577	(45,960)	—
Cumulative	$(42,040)	$(8,564)	$117,013	$71,053	$71,053
Period GAP ratio	0.86X	1.61X	3.57X	0.90X
Cumulative GAP ratio	0.86	0.98	1.30	1.08
Ratio of cumulative GAP to total assets	(4.20)%	(0.86)%	11.69%	7.10%

When December 31, 2012 is compared to December 31, 2011, there has been limited change in the Company’s modestly positive cumulative GAP ratio through one year. This reflects the expected continued strong cash flow from short duration mortgage backed securities and ongoing loan pay-offs. The absolute low level of interest rates makes this table more difficult to analyze since there is little room for certain deposit liabilities to reprice downward further.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	3.8%	31.4%
100 bp increase	2.9	18.8
100 bp decrease	(3.5)	(12.1)

The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at 0.25%. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and scheduled repricing of certain loans now tied to LIBOR or prime. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

Within the investment portfolio at December 31, 2012, 92% of the portfolio is classified as available for sale and 8% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are 13 securities that are temporarily impaired at December 31, 2012. The Company reviews its securities quarterly and has asserted that at December 31, 2012, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market (excluding construction and any jumbo loans). The Company also sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year 2012, 65% of all residential mortgage loan production was sold into the secondary market.

The amount of loans outstanding by category as of December 31, 2012, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

	ONE YEAR OR LESS	MORE THAN ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL LOANS
	(IN THOUSANDS, EXCEPT RATIOS)
Commercial	$20,683	$60,016	$22,123	$102,822
Commercial loans secured by real estate	25,418	154,957	202,964	383,339
Real estate-mortgage	69,528	76,294	82,338	228,160
Consumer	6,717	7,289	3,414	17,420
Total	$122,346	$298,556	$310,839	$731,741
Loans with fixed-rate	$81,854	$179,767	$140,956	$402,577
Loans with floating-rate	40,492	118,789	169,883	329,164
Total	$122,346	$298,556	$310,839	$731,741
Percent composition of maturity	16.7%	40.8%	42.5%	100.0%
Fixed-rate loans as a percentage of total loans				55.0%
Floating-rate loans as a percentage of total loans				45.0%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

CONTRACTUAL OBLIGATIONS... The following table presents, as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	PAYMENTS DUE IN
	NOTE REFERENCE	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL
	(IN THOUSANDS)
Deposits without a stated maturity	8	$520,002	$—	$—	$—	$520,002
Certificates of deposit*	8	181,838	74,807	22,210	50,851	329,706
Borrowed funds*	10	15,713	—	13,105	—	28,818
Guaranteed junior subordinated deferrable interest debentures*	10	—	—	—	27,735	27,735
Pension obligation	14	2,500	—	—	—	2,500
Lease commitments	15	760	1,120	881	1,975	4,736

*	Includes interest based upon interest rates in effect at December 31, 2012. Future changes in market interest rates could materially affect contractual amounts to be paid.

OFF BALANCE SHEET ARRANGEMENTS... The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $132.8 million and standby letters of credit of $11.4 million as of December 31, 2012. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2012, the Company had $18 million in interest rate swaps outstanding.

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

INCOME STATEMENT REFERENCE — Provision (Credit) for Loan Losses

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $10.4 million, or 83%, of the total allowance for loan losses at December 31, 2012 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

ACCOUNT — Goodwill

BALANCE SHEET REFERENCE — Goodwill

INCOME STATEMENT REFERENCE — Goodwill impairment

DESCRIPTION

The Company considers our accounting policies related to goodwill to be critical because the assumptions or judgment used in determining the fair value of assets and liabilities acquired in past acquisitions are subjective and complex. As a result, changes in these assumptions or judgment could have a significant impact on our financial condition or results of operations.

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

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. As of December 31, 2012, goodwill was not considered impaired; however, deteriorating economic conditions could result in impairment, which could adversely affect earnings in future periods.

ACCOUNT — Income Taxes

BALANCE SHEET REFERENCE — Net Deferred Tax Asset

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2012, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2012, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

FORWARD LOOKING STATEMENTS...

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, AmeriServ will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build AmeriServ into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — it is the existing and prospective customer that AmeriServ must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. AmeriServ is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.
•	Revenue Growth — It is necessary for AmeriServ to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through the opening of several loan production offices. There will be a particular focus on small business commercial lending so that we can maintain the interest rate paid on our SBLF preferred stock at its lowest possible level. An examination of the peer bank database provides ample proof that a well executed community banking business model can generate a reliable and rewarding revenue stream.
•	Expense Rationalization — AmeriServ Financial remains focused on trying to rationalize expenses. This has not been a program of broad based cuts, but has been targeted so AmeriServ stays strong but spends less. However, this initiative takes on new importance because it is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2012	2011
	(IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions	$17,808	$26,938
Interest bearing deposits	1,730	1,716
Short-term investments in money market funds	7,282	6,129
Cash and cash equivalents	26,820	34,783
Investment securities:
Available for sale	151,538	182,923
Held to maturity (fair value $14,266 at December 31, 2012 and $12,914 at December 31, 2011)	13,723	12,280
Loans held for sale	10,576	7,110
Loans	721,802	664,189
Less: Unearned income	637	452
Allowance for loan losses	12,571	14,623
Net loans	708,594	649,114
Premises and equipment, net	11,798	10,674
Accrued interest income receivable	2,960	3,216
Goodwill	12,613	12,613
Bank owned life insurance	36,214	35,351
Net deferred tax asset	11,467	12,681
Federal Home Loan Bank stock	4,179	5,891
Federal Reserve Bank stock	2,125	2,125
Prepaid federal deposit insurance	1,444	1,814
Other assets	6,940	8,501
TOTAL ASSETS	$1,000,991	$979,076
LIABILITIES
Non-interest bearing deposits	$156,223	$141,982
Interest bearing deposits	679,511	674,438
Total deposits	835,734	816,420
Short-term borrowings	15,660	15,765
Advances from Federal Home Loan Bank	13,000	6,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	41,745	34,850
Other liabilities	13,044	15,454
TOTAL LIABILITIES	890,523	866,724
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; there were 21,000 shares issued and outstanding on December 31, 2012 and 2011	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized: 26,398,540 shares issued and 19,164,721 shares outstanding on December 31, 2012; 26,397,040 shares issued and 20,921,021 shares outstanding on December 31, 2011	264	264
Treasury stock at cost, 7,233,819 shares on December 31, 2012 and 5,476,019 shares on December 31, 2011	(73,658)	(69,241)
Capital surplus	145,102	145,061
Retained earnings	23,139	18,928
Accumulated other comprehensive loss, net	(5,379)	(3,660)
TOTAL STOCKHOLDERS’ EQUITY	110,468	112,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,000,991	$979,076

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
Taxable	$34,752	$35,630	$39,020
Tax exempt	63	69	76
Interest bearing deposits	10	9	1
Short-term investments in money market funds	18	9	16
Federal funds sold	—	7	4
Investment securities:
Available for sale	4,634	5,837	5,281
Held to maturity	440	403	433
Total Interest Income	39,917	41,964	44,831
INTEREST EXPENSE
Deposits	6,502	8,335	10,945
Short-term borrowings	11	6	22
Advances from Federal Home Loan Bank	81	220	402
Guaranteed junior subordinated deferrable interest debentures	1,120	1,120	1,120
Total Interest Expense	7,714	9,681	12,489
Net Interest Income	32,203	32,283	32,342
Provision (credit) for loan losses	(775)	(3,575)	5,250
Net Interest Income after Provision (Credit) for Loan Losses	32,978	35,858	27,092
NON-INTEREST INCOME
Trust fees	6,527	6,173	5,571
Investment advisory fees	741	754	713
Net gains on loans held for sale	1,132	812	958
Net realized gains (losses) on investment securities	12	(358)	157
Service charges on deposit accounts	2,195	2,241	2,284
Bank owned life insurance	863	885	1,227
Other income	3,473	3,062	3,057
Total Non-Interest Income	14,943	13,569	13,967
NON-INTEREST EXPENSE
Salaries and employee benefits	24,424	22,616	21,602
Net occupancy expense	2,800	2,900	2,691
Equipment expense	1,764	1,686	1,680
Professional fees	3,870	3,875	4,363
Supplies, postage, and freight	830	886	997
Miscellaneous taxes and insurance	1,439	1,372	1,396
Federal deposit insurance expense	441	1,338	1,575
Federal Home Loan Bank prepayment penalties	—	240	—
Other expense	5,073	5,124	5,393
Total Non-Interest Expense	40,641	40,037	39,697

See accompanying notes to consolidated financial statements.

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
PRETAX INCOME	7,280	9,390	1,362
Provision for income taxes	2,241	2,853	80
NET INCOME	5,039	6,537	1,282
Preferred stock dividends and accretion of preferred stock discount	828	1,385	1,161
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,211	$5,152	$121
PER COMMON SHARE DATA:
Basic:
Net income	$0.21	$0.24	$0.01
Average number of shares outstanding	19,685	21,184	21,224
Diluted:
Net income	$0.21	$0.24	$0.01
Average number of shares outstanding	19,747	21,205	21,226
Cash dividends declared	$0.00	$0.00	$0.00

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS)
COMPREHENSIVE INCOME
Net income	$5,039	$6,537	$1,282
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	(2,128)	(1,802)	(1,031)
Income tax effect	725	612	352
Unrealized holding gains (losses) on available for sale securities arising during period	(466)	3,266	446
Income tax effect	158	(1,110)	(152)
Reclassification adjustment for losses (gains) on available for sale securities included in net income	(12)	358	(157)
Income tax effect	4	(122)	53
Other comprehensive income (loss)	(1,719)	1,202	(489)
Comprehensive income	$3,320	$7,739	$793

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period	$21,000	$20,669	$20,558
Accretion of preferred stock discount	—	331	111
Balance at end of period	21,000	21,000	20,669
COMMON STOCK
Balance at beginning of period	264	264	264
Balance at end of period	264	264	264
TREASURY STOCK
Balance at beginning of period	(69,241)	(68,659)	(68,659)
Treasury stock, purchased at cost (1,757,800 and 287,400 shares, respectively)	(4,417)	(582)	—
Balance at end of period	(73,658)	(69,241)	(68,659)
CAPITAL SURPLUS
Balance at beginning of period	145,061	145,045	144,984
New common shares issued for exercise of stock options	3	1	3
Stock option expense	38	15	18
Restricted stock	—	—	40
Balance at end of period	145,102	145,061	145,045
RETAINED EARNINGS
Balance at beginning of period	18,928	14,601	14,480
Net income	5,039	6,537	1,282
Warrant repurchase (1,312,500 shares)	—	(825)	—
Accretion of preferred stock discount	—	(331)	(111)
Cash dividend declared on preferred stock	(828)	(1,054)	(1,050)
Balance at end of period	23,139	18,928	14,601
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(3,660)	(4,862)	(4,373)
Other comprehensive income (loss)	(1,719)	1,202	(489)
Balance at end of period	(5,379)	(3,660)	(4,862)
TOTAL STOCKHOLDERS’ EQUITY	$110,468	$112,352	$107,058

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2012	2011	2010
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$5,039	$6,537	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(775)	(3,575)	5,250
Depreciation and amortization expense	1,523	1,477	1,496
Net amortization of investment securities	1,124	736	467
Net realized (gains) losses on investment securities – available for sale	(12)	358	(157)
Net gains on loans held for sale	(1,132)	(812)	(958)
Amortization of deferred loan fees	(240)	(231)	(407)
Origination of mortgage loans held for sale	(76,688)	(58,640)	(71,643)
Sales of mortgage loans held for sale	74,354	59,747	68,986
Decrease (increase) in accrued interest receivable	256	(6)	379
Decrease in accrued interest payable	(440)	(1,018)	(595)
Earnings on bank-owned life insurance	(863)	(885)	(1,032)
Deferred income taxes	2,101	2,758	(126)
Stock compensation expense	41	15	61
Decrease in prepaid Federal Deposit Insurance	370	1,259	1,465
Other, net	(1,446)	3,074	(1,738)
Net cash provided by operating activities	3,212	10,794	2,730
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(34,199)	(85,352)	(97,789)
Purchase of investment securities – held to maturity	(4,987)	(6,576)	(1,123)
Proceeds from maturities of investment securities – available for sale	59,800	53,243	61,483
Proceeds from maturities of investment securities – held to maturity	3,518	2,125	4,914
Proceeds from sales of investment securities – available for sale	4,221	16,518	2,742
Proceeds from redemption of regulatory stock	1,712	1,342	381
Long-term loans originated	(232,685)	(147,864)	(82,922)
Principal collected on long-term loans	182,245	161,356	129,655
Loans purchased or participated	(17,492)	(8,500)	(3,845)
Loans sold or participated	8,500	1,000	—
Net increase in other short-term loans	(300)	(443)	(134)
Purchases of premises and equipment	(2,647)	(1,666)	(2,762)
Proceeds from sale of other real estate owned	160	743	1,300
Proceeds from insurance policies	—	—	451
Net cash (used in) provided by investing activities	(32,154)	(14,074)	12,351
FINANCING ACTIVITIES
Net increase in deposit balances	19,329	13,722	16,277
Net (decrease) increase in other short-term borrowings	(105)	11,215	(21,225)
Principal borrowings on advances from Federal Home Loan Bank	21,000	2,000	34,000
Principal repayments on advances from Federal Home Loan Bank	(14,000)	(5,750)	(50,054)
Preferred stock dividend paid	(828)	(1,054)	(1,050)
Warrant repurchase	—	(825)	—
Purchase of treasury stock	(4,417)	(582)	—
Net cash provided by (used in) financing activities	20,979	18,726	(22,052)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,963)	15,446	(6,971)
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,783	19,337	26,308
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$26,820	$34,783	$19,337

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 18 banking locations in five southwestern Pennsylvania counties. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $1.5 billion that are not recognized on the Company’s Balance Sheet at December 31, 2012.

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

Intercompany accounts and transactions have been eliminated in preparing the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles, or GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from these estimates and the differences may be material to the Consolidated Financial Statements. The Company’s most significant estimates are the allowance for loan losses, goodwill, income taxes and on investment securities.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

LOANS:

Interest income is recognized using the level yield method related to principal amounts outstanding. The Company discontinues the accrual of interest income when loans become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. Payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; or the loan has been returned to accrual status. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. A non-accrual commercial loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments. Residential mortgage loans are placed on accrual status upon becoming current.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:

As a financial institution, which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

-	Review of all criticized, classified and impaired loans with aggregate balances over $250,000 ($100,000 for loans classified as doubtful or worse) to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve allocations established for these criticized, classified and impaired loans is based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. For impaired loans the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.
-	The application of formula driven reserve allocations for all commercial and commercial real-estate loans by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the nature of the migration analysis.
-	The application of formula driven reserve allocations to consumer and residential mortgage loans which are based upon historical net charge-off experience for those loan types. The residential mortgage loan and consumer loan allocations are based upon the Company’s three-year historical average of actual loan net charge-offs experienced in each of those categories.
-	The application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, levels of non-accrual and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.
-	Management recognizes that there may be events or economic factors that have occurred affecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at reserves for a specific loan or portfolio segment. Therefore, the Company believes that there is estimation risk associated with the use of specific and formula driven allowances.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company has also identified three pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for small business relationships with aggregate balances of $250,000 or less, residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and evaluated for specific impairment if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT:

The allowance for unfunded loan commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers and the terms and expiration dates of the unfunded credit facilities. Net adjustments to the allowance for unfunded loan commitments and letters of credit are provided for in the unfunded commitment reserve expense line item within other expense in the Consolidated Statements of Operations and a separate reserve is recorded within the other liabilities section of the Consolidated Balance Sheets in other liabilities.

TRUST FEES:

Trust fees are recorded on the cash basis which approximates the accrual basis for such income.

BANK-OWNED LIFE INSURANCE:

The Company has purchased life insurance policies on certain employees. These policies are recorded on the Consolidated Balance Sheets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in bank owned life insurance within non-interest income.

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

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options and warrant to purchase 49,842, 185,917, and 1,467,142 shares of common stock were outstanding during 2012, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options and warrant to purchase common stock outstanding were $2.80 – $5.75, $2.07 – $6.10, and $1.73 – $6.10 during 2012, 2011 and 2010, respectively. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

	Twelve months ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Numerator:
Net income	$5,039	$6,537	$1,282
Preferred stock dividends and accretion of preferred stock discount	828	1,385	1,161
Net income available to common shareholders	$4,211	$5,152	$121
Denominator:
Weighted average common shares outstanding (basic)	19,685	21,184	21,224
Effect of stock options/warrants	62	21	2
Weighted average common shares outstanding (diluted)	19,747	21,205	21,226
Earnings per common share:
Basic	$0.21	$0.24	$0.01
Diluted	0.21	0.24	0.01
STOCK-BASED COMPENSATION:

The Company uses the modified prospective method for accounting of stock-based compensation. The Company recognized $38,000, $15,000 and $18,000 of pretax compensation expense for the year 2012, 2011 and 2010. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for the grants: risk-free interest rates ranging from 1.66% to 3.83%; expected lives of 10 years; expected volatility ranging from 33.26% to 35.77% and expected dividend yields of 0%.

ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company presents the components of other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income. These components are comprised of the change in the defined benefit pension obligation and the unrealized holding gains (losses) on available for sale securities, net of any reclassification adjustments for realized gains and losses.

The following table sets forth the components of accumulated other comprehensive loss, net of tax:

	AT DECEMBER 31,
	2012	2011
	(IN THOUSANDS)
Pension obligation for defined benefit plan	$(9,520)	$(8,116)
Unrealized holding gains on available for sale securities	4,141	4,456
Total accumulated other comprehensive loss	$(5,379)	$(3,660)
CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in money market funds. The Company made $142,000 in income tax payments in 2012; $97,000 in 2011; and $174,000 in 2010. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $1,266,000 in 2012; $169,000 in 2011; and $788,000 in 2010. The Company made total interest payments of $8,154,000 in 2012; $10,699,000 in 2011; and $13,084,000 in 2010.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

RECENT ACCOUNTING STANDARDS:

In July, 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). This ASU did not have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact that these disclosures will have on its financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

2.  CASH AND DUE FROM DEPOSITORY INSTITUTIONS

Included in “Cash and due from depository institutions” are required federal reserves of $0 and $150,000 at December 31, 2012 and 2011, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and a depository amount held with the Federal Reserve Bank.

3.  INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	AT DECEMBER 31, 2012
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$5,848	$70	$(7)	$5,911
Corporate bonds	7,992	3	(103)	7,892
U.S. Agency mortgage-backed securities	131,425	6,320	(10)	137,735
Total	$145,265	$6,393	$(120)	$151,538

Investment securities held to maturity:

	AT DECEMBER 31, 2012
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$9,318	$578	$—	$9,896
Taxable municipal	410	6	—	416
Corporate bonds and other securities	3,995	14	(55)	3,954
Total	$13,723	$598	$(55)	$14,266

Investment securities available for sale:

	AT DECEMBER 31, 2011
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$10,689	$48	$(28)	$10,709
U.S. Agency mortgage-backed securities	165,484	6,737	(7)	172,214
Total	$176,173	$6,785	$(35)	$182,923

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

3.  INVESTMENT SECURITIES  – (continued)

Investment securities held to maturity:

	AT DECEMBER 31, 2011
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$9,280	$643	$—	$9,923
Other securities	3,000	—	(9)	2,991
Total	$12,280	$643	$(9)	$12,914

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2012, 92.2% of the portfolio was rated AAA as compared to 98.4% at December 31, 2011. 1.3% of the portfolio was rated below A or unrated on December 31, 2012. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders’ equity at December 31, 2012.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $94,206,000 at December 31, 2012 and $83,235,000 at December 31, 2011.

The Company realized $12,000 of gross investment security gains and no investment security losses in 2012, and $358,000 of gross investment losses and no investment security gains in 2011, and $157,000 of gross investment gains and no investment security losses in 2010. On a net basis, the realized gain for 2012 was $8,000 after factoring in tax expense of $4,000, the realized loss for 2011 was $236,000, after factoring the tax benefit of $122,000, and the realized gain for 2010 was $104,000, after factoring the tax expense of $53,000. Proceeds from sales of investment securities available for sale were $4.2 million for 2012, $16.5 million for 2011, and $2.7 million during 2010.

The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values, and the weighted average yield for each type and range of maturity as of December 31, 2012. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. The Company’s consolidated investment securities portfolio had a modified duration of approximately 1.73 years. The weighted average expected maturity for available for sale securities at December 31, 2012 for U.S. Agency, U.S. Agency Mortgage-Backed and Corporate bond securities was 4.29, 2.81 and 3.92 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2012 for U.S. Agency Mortgage-Backed and Corporate bonds and other securities were 3.10 and 4.88 years.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

3.  INVESTMENT SECURITIES  – (continued)

Investment securities available for sale:

	AT DECEMBER 31, 2012
	U. S. AGENCY		U.S. AGENCY MORTGAGE- BACKED SECURITIES		CORPORATE BONDS		TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$—	—%	$—	—%	$—	—%
After 1 year but within 5 years	4,848	1.42	—	—	7,992	3.55	12,840	2.73
After 5 years but within 10 years	1,000	1.43	14,347	3.30	—	—	15,347	3.18
After 10 years but within 15 years	—	—	58,603	2.90	—	—	58,603	2.90
Over 15 years	—	—	58,475	2.89	—	—	58,475	2.89
Total	$5,848	1.42	$131,425	2.94	$7,992	3.55	$145,265	2.91
FAIR VALUE
Within 1 year	$—		$—		$—		$—
After 1 year but within 5 years	4,918		—		7,892		12,810
After 5 years but within 10 years	993		15,134		—		16,127
After 10 years but within 15 years	—		61,404		—		61,404
Over 15 years	—		61,197		—		61,197
Total	$5,911		$137,735		$7,892		$151,538

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

3.  INVESTMENT SECURITIES  – (continued)

Investment securities held to maturity:

	AT DECEMBER 31, 2012
	U.S. AGENCY MORTGAGE-BACKED SECURITIES		CORPORATE BONDS AND OTHER		TOTAL INVESTMENT SECURITIES HELD TO MATURITY
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$2,000	1.46%	$2,000	1.46%
After 1 year but within 5 years	—	—	1,000	1.44	1,000	1.44
After 5 years but within 10 years	—	—	—	—	—	—
After 10 years but within 15 years	—	—	410	2.92	410	2.92
Over 15 years	9,318	3.65	995	4.04	10,313	3.69
Total	$9,318	3.65	$4,405	2.17	$13,723	3.18
FAIR VALUE
Within 1 year	$—		$1,981		$1,981
After 1 year but within 5 years	—		965		965
After 5 years but within 10 years	—		—		—
After 10 years but within 15 years	—		416		416
Over 15 years	9,896		1,008		10,904
Total	$9,896		$4,370		$14,266

The following tables present information concerning investments with unrealized losses as of December 31, 2012 (in thousands):

Investment securities available for sale:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$993	$(7)	$—	$—	$993	$(7)
U.S. Agency mortgage-backed securities	1,140	(8)	349	(2)	1,489	(10)
Corporate bonds	6,898	(103)	—	—	6,898	(103)
Total	$9,031	$(118)	$349	$(2)	$9,380	$(120)

Investment securities held to maturity:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Corporate bonds and other securities	$965	$(35)	$1,981	$(20)	$2,946	$(55)
Total	$965	$(35)	$1,981	$(20)	$2,946	$(55)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

3.  INVESTMENT SECURITIES  – (continued)

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

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 13 positions that are considered temporarily impaired at December 31, 2012. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

4.  LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2012	2011
	(IN THOUSANDS)
Commercial	$102,822	$83,124
Commercial loans secured by real estate	383,339	349,778
Real estate-mortgage	217,584	212,663
Consumer	17,420	18,172
Loans, net of unearned income	$721,165	$663,737

Loan balances at December 31, 2012 and 2011 are net of unearned income of $637,000 and $452,000, respectively. Real estate construction loans comprised 2.0% and 1.9% of total loans net of unearned income at December 31, 2012 and 2011, respectively. The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct loan exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2012 and 2011, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 150 mile radius of the Johnstown market.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

4.  LOANS  – (continued)

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $1.0 million and $612,000 at December 31, 2012 and 2011, respectively.

5.  ALLOWANCE FOR LOAN LOSSES

The following table summarizes the rollforward of the allowance for loan losses by portfolio segment (in thousands).

	BALANCE AT DECEMBER 31, 2011	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2012
Commercial	$2,365	$(345)	$138	$438	$2,596
Commercial loans secured by real estate	9,400	(796)	245	(1,053)	7,796
Real estate- mortgage	1,270	(420)	54	365	1,269
Consumer	174	(200)	47	129	150
Allocation for general risk	1,414	—	—	(654)	760
Total	$14,623	$(1,761)	$484	$(775)	$12,571

	BALANCE AT DECEMBER 31, 2010	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2011
Commercial	$3,851	$(953)	$831	$(1,364)	$2,365
Commercial loans secured by real estate	12,717	(1,700)	331	(1,948)	9,400
Real estate- mortgage	1,117	(85)	53	185	1,270
Consumer	206	(203)	159	12	174
Allocation for general risk	1,874	—	—	(460)	1,414
Total	$19,765	$(2,941)	$1,374	$(3,575)	$14,623

An analysis of the changes in the allowance for loan losses follows:

YEAR ENDED DECEMBER 31, 2010
(IN THOUSANDS)
Balance January 1	$19,685
Provision (credit) for loan losses	5,250
Recoveries on loans previously charged-off	461
Loans charged-off	(5,631)
Balance December 31	$19,765

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2012
	(IN THOUSANDS)
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	TOTAL
Individually evaluated for impairment	$—	$4,793	$—	$13	$4,806
Collectively evaluated for impairment	102,822	378,546	217,584	17,407	716,359
Total loans	$102,822	$383,339	$217,584	$17,420	$721,165

	AT DECEMBER 31, 2012
	(IN THOUSANDS)
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
Specific reserve allocation	$—	$1,586	$—	$—	$—	$1,586
General reserve allocation	2,596	6,210	1,269	150	760	10,985
Total allowance for loan losses	$2,596	$7,796	$1,269	$150	$760	$12,571

	AT DECEMBER 31, 2011
	(IN THOUSANDS)
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	TOTAL
Individually evaluated for impairment	$—	$3,870	$—	$—	$3,870
Collectively evaluated for impairment	83,124	345,908	212,663	18,172	659,867
Total loans	$83,124	$349,778	$212,663	$18,172	$663,737

	AT DECEMBER 31, 2011
	(IN THOUSANDS)
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
Specific reserve allocation	$—	$968	$—	$—	$—	$968
General reserve allocation	2,365	8,432	1,270	174	1,414	13,655
Total allowance for loan losses	$2,365	$9,400	$1,270	$174	$1,414	$14,623

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The loan segments used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio and therefore, no further disaggregation into classes is necessary. The overall risk profile for the commercial loan segment is driven by non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, as a meaningful portion of the commercial portfolio is centered in these types of accounts. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans and home equity loans. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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
DECEMBER 31, 2012, 2011 AND 2010

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

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

	DECEMBER 31, 2012
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECOREDED INVESTMENT	RELATED ALLOWANCE	RECOREDED INVESTMENT	RECOREDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial loans secured by real estate	$4,239	$1,586	$554	$4,793	$4,850
Consumer	—	—	13	13	13
Total impaired loans	$4,239	$1,586	$567	$4,806	$4,863

	DECEMBER 31, 2011
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECOREDED INVESTMENT	RELATED ALLOWANCE	RECOREDED INVESTMENT	RECOREDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial loans secured by real estate	$2,836	$968	$1,034	$3,870	$4,844
Total impaired loans	$2,836	$968	$1,034	$3,870	$4,844

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS)
Average impaired balance:
Commercial	$13	$503	$3,591
Commercial loans secured by real estate	3,754	4,479	14,611
Consumer	3	—	—
Average investment in impaired loans	$3,770	$4,982	$18,202
Interest income recognized:
Commercial	$—	$17	$90
Commercial loans secured by real estate	—	150	368
Interest income recognized on a cash basis on impaired loans	$—	$167	$458

Management uses a ten point internal risk rating system to monitor the credit quality of the commercial and commercial real estate portfolios. The first six categories are considered not criticized. The first five “Pass” categories are aggregated, while the Pass 6, Special Mention, Substandard and Doubtful categories are disaggregated to separate pools. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due, or for which any portion of the loan represents a specific allocation of the allowance for loan losses are placed in Substandard or Doubtful.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system.

	December 31, 2012
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$99,886	$28	$2,908	$—	$102,822
Commercial loans secured by real estate	343,885	20,836	17,010	1,608	383,339
Total	$443,771	$20,864	$19,918	$1,608	$486,161

	December 31, 2011
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$80,175	$2,186	$763	$—	$83,124
Commercial loans secured by real estate	305,066	28,138	16,244	330	349,778
Total	$385,241	$30,324	$17,007	$330	$432,902

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

	December 31, 2012
	PERFORMING	NON- PERFORMING
	(IN THOUSANDS)
Real estate-mortgage	$216,393	$1,191
Consumer	17,407	13
Total	$233,800	$1,204

	December 31, 2011
	PERFORMING	NON- PERFORMING
	(IN THOUSANDS)
Real estate-mortgage	$211,458	$1,205
Consumer	18,172	—
Total	$229,630	$1,205

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

	December 31, 2012
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
	(IN THOUSANDS)
Commercial	$102,775	$—	$47	$—	$47	$102,822	$—
Commercial loans secured by real estate	379,834	—	2,545	960	3,505	383,339	—
Real estate-mortgage	213,300	3,240	303	741	4,284	217,584	—
Consumer	17,371	16	33	—	49	17,420	—
Total	$713,280	$3,256	$2,928	$1,701	$7,885	$721,165	$—

	December 31, 2011
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
	(IN THOUSANDS)
Commercial	$83,124	$—	$—	$—	$—	$83,124	$—
Commercial loans secured by real estate	347,671	650	—	1,457	2,107	349,778	—
Real estate-mortgage	209,060	2,133	629	841	3,603	212,663	—
Consumer	18,115	57	—	—	57	18,172	—
Total	$657,970	$2,840	$629	$2,298	$5,767	$663,737	$—

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

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

The following tables present information concerning non-performing assets:

	AT DECEMBER 31,
	2012	2011
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial	$—	$—
Commercial loans secured by real estate	4,623	3,870
Real estate-mortgage	1,191	1,205
Total	5,814	5,075
Other real estate owned:
Commercial loans secured by real estate	1,101	20
Real estate-mortgage	127	104
Total	1,228	124
Total restructured loans not in non-accrual (TDR)	182	—
Total non-performing assets including TDR	$7,224	$5,199
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	1.00%	0.78%

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

6.  NON-PERFORMING ASSETS INCLUDING TROUBLED DEBT
RESTRUCTURINGS  – (continued)

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

The following table details the TDRs at December 31, 2012 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	4	$3,772	Extension of maturity date

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$169	Extension of maturity date
Consumer	1	13	Extension of maturity date

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

6.  NON-PERFORMING ASSETS INCLUDING TROUBLED DEBT
RESTRUCTURINGS  – (continued)

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

Once a loan is classified as a TDR, this classification will remain until documented improvement in the financial position of the borrower supports confidence that all principal and interest will be paid according to terms. Additionally, the customer must have re-established a track record of timely payments according to the restructured contract terms for a minimum of six consecutive months prior to consideration for removing the loan from non-accrual TDR status. However, a loan will continue to be on non-accrual status until, consistent with our policy, the borrower has made an additional six consecutive payments in accordance with the terms of the loan.

The following table presents the recorded investment in loans that were classified as TDR’s and defaulted during these reporting periods (in thousands).

	Twelve months ended December 31,
	2012	2011	2010
Recorded investment of defaults
Commercial loan secured by real estate	$595	$1,312	$390
Total	$595	$1,312	$390

All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed. All TDR’s which defaulted in the above table had a related allowance adequate to reserve for anticipated losses.

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

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS)
Interest income due in accordance with original terms	$231	$376	$1,086
Interest income recorded	—	(167)	(458)
Net reduction in interest income	$231	$209	$628

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

7.  PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2012	2011
	(IN THOUSANDS)
Land	$1,208	$1,208
Premises	24,430	23,534
Furniture and equipment	7,572	6,941
Leasehold improvements	690	516
Total at cost	33,900	32,199
Less: Accumulated depreciation and amortization	22,102	21,525
Net book value	$11,798	$10,674

The Company recorded depreciation expense of $1.5 million for each of the years 2012, 2011 and 2010, respectively.

8.  DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2012	2011
	(IN THOUSANDS)
Demand:
Non-interest bearing	$156,223	$141,982
Interest bearing	61,774	62,568
Savings	86,135	82,899
Money market	215,870	195,410
Certificates of deposit in denominations of $100,000 or more	35,339	43,762
Other time	280,393	289,799
Total deposits	$835,734	$816,420

Interest expense on deposits consisted of the following:

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS)
Interest bearing demand	$116	$153	$176
Savings	181	256	397
Money market	895	1,063	1,622
Certificates of deposit in denominations of $100,000 or more	435	637	834
Other time	4,875	6,226	7,916
Total interest expense	$6,502	$8,335	$10,945

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

8.  DEPOSITS  – (continued)

The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2012 maturing in the periods presented:

YEAR:	OTHER TIME DEPOSITS	CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
	(IN THOUSANDS)
2013	$150,998	$27,941
2014	35,120	6,203
2015	29,222	795
2016	10,021	400
2017	10,125	—
2018 and after	44,907	—
Total	$280,393	$35,339

The maturities on certificates of deposit greater than $100,000 or more as of December 31, 2012, are as follows:

MATURING IN:	(IN THOUSANDS)
Three months or less	$4,235
Over three through six months	15,867
Over six through twelve months	7,839
Over twelve months	7,398
Total	$35,339

9.  SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2012
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$15,660
Maximum indebtedness at any month end	—	19,755
Average balance during year	117	5,225
Average rate paid for the year	0.34%	0.20%
Interest rate on year end balance	—	0.25

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

9.  SHORT-TERM BORROWINGS  – (continued)

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

These borrowing transactions can range from overnight to one year in maturity. The average maturity was one day at the end of 2012 and three days at the end of both 2011 and 2010.

10.  ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR
SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Borrowings and advances from the FHLB consist of the following:

	AT DECEMBER 31, 2012
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS)
Overnight	0.25%	$15,660
2015	0.52	4,000
2016	0.74	5,000
2017	0.92	4,000
Total advances	0.73	13,000
Total FHLB borrowings	0.47%	$28,660

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

10.  ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR
SUBORDINATED DEFERRABLE INTEREST DEBENTURES  – (continued)

	AT DECEMBER 31, 2011
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS)
Overnight	0.34%	$15,765
2012	1.30	6,000
Total advances	1.30	6,000
Total FHLB borrowings	0.60%	$21,765

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rate on the advances is fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage and commercial real-estate loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2012, the Company had immediately available $307 million of overnight borrowing capability at the FHLB and $81 million of unsecured federal funds lines with correspondent banks.

Guaranteed Junior Subordinated Deferrable Interest Debentures:

On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by AmeriServ Financial, Inc. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $240,000 as of December 31, 2012 and are included in other assets on the Consolidated Balance Sheets, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. The Company used $22.5 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in 2005 and 2004. The balance as of December 31, 2012 and 2011 was $13.1 million.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

11.  DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS  – (continued)

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2012 and 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liability Measured on a Recurring Basis

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2012 USING
	TOTAL	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets:
U.S. Agency securities	$5,911	$—	$5,911	$—
U.S. Agency mortgage-backed securities	137,735	—	137,735	—
Corporate bonds	7,892	—	7,892	—
Fair value of swap asset	164	—	164	—
Fair value of swap liability	164	—	164	—

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2011 USING
	TOTAL	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets:
U.S. Agency securities	$10,709	$—	$10,709	$—
U.S. Agency mortgage-backed securities	172,214	—	172,214	—
Fair value of swap asset	346	—	346	—
Fair value of swap liability	346	—	346	—

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At December 31, 2012, impaired loans with a carrying value of $4.8 million were reduced by specific valuation allowance totaling $1.6 million resulting in a net fair value of $3.2 million. At December 31, 2011, impaired loans with a carrying value of $3.9 million were reduced by specific valuation allowance totaling $968,000 resulting in a net fair value of $2.9 million.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

11.  DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS  – (continued)

OREO is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2012 USING
	TOTAL	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets:
Impaired loans	$3,220	$—	$—	$3,220
Other real estate owned	1,228	—	—	1,228

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2011 USING
	TOTAL	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets:
Impaired loans	$2,902	$—	$—	$2,902
Other real estate owned	124	—	—	124

December 31, 2012

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
Impaired loans	$3,220	Appraisal of collateral(1)	Appraisal adjustments(2)	1% to -35%
			Liquidation expenses(2)	1% to -15%
Other real estate owned	1,228	Appraisal of collateral(1),(3)		1% to -20%

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

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

Fair values have been determined by the Company using independent third party valuations that uses best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash and cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded carrying values. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded carrying values at December 31, 2012 and 2011, were as follows:

	2012
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$26,820	$26,820	$26,820	$—	$—
Investment securities – AFS	151,538	151,538	—	151,538	—
Investment securities – HTM	13,723	14,266	—	11,321	2,945
Regulatory stock	6,304	6,304	6,304	—	—
Loans held for sale	10,576	10,722	10,722	—	—
Loans, net of allowance for loan loss and unearned income	708,594	716,756	—	—	716,756
Accrued income receivable	2,960	2,960	2,960	—	—
Bank owned life insurance	36,214	36,214	36,214	—	—
Fair value swap asset	164	164	—	164	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$520,002	$520,002	$520,002	$—	$—
Deposits with stated maturities	315,732	320,930	—	—	320,930
Short-term borrowings	15,660	15,660	15,660	—	—
All other borrowings	26,085	30,442	—	—	30,442
Accrued interest payable	2,083	2,083	2,083	—	—
Fair value swap liability	164	164	—	164	—

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

12.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS  – (continued)

	2011
	FAIR VALUE	CARRYING VALUE
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$34,783	$34,783
Investment securities – AFS	182,923	182,923
Investment securities – HTM	12,914	12,280
Regulatory stock	8,016	8,016
Loans held for sale	7,195	7,110
Loans, net of allowance for loan loss and unearned income	655,357	649,114
Accrued income receivable	3,216	3,216
Bank owned life insurance	35,351	35,351
Fair value swap asset	346	346
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$482,859	$482,859
Deposits with stated maturities	338,683	333,561
Short-term borrowings	15,765	15,765
All other borrowings	23,606	19,085
Accrued interest payable	2,523	2,523
Fair value swap liability	346	346

The fair value of cash and cash equivalents, regulatory stock, accrued income receivable, short-term borrowings, and accrued interest payable are equal to the current carrying value.

The fair value of investment securities is equal to the available quoted market price for similar securities. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the US Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Level 3 securities are valued by discounted cash flows using the US Treasury rate for the remaining term of the securities.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

12.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS  – (continued)

The fair value of total borrowed funds is based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.

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

13.  INCOME TAXES

The expense for income taxes is summarized below:

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS)
Current	$140	$95	$206
Deferred	2,101	2,758	(126)
Income tax expense	$2,241	$2,853	$80

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2012		2011		2010
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense based on federal statutory rate	$2,475	34.0%	$3,193	34.0%	$463	34.0%
Tax exempt income	(315)	(4.3)	(325)	(3.5)	(443)	(32.5)
Other	81	1.1	(15)	(0.1)	60	4.4
Total expense for income taxes	$2,241	30.8%	$2,853	30.4%	$80	5.9%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

13.  INCOME TAXES  – (continued)

The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2012	2011
	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$4,274	$4,972
Unfunded commitment reserve	221	259
Premises and equipment	1,626	1,468
Accrued pension obligation	2,916	2,357
Net operating loss carryforwards	2,883	4,300
Alternative minimum tax credits	1,635	1,485
Other	368	419
Total tax assets	13,923	15,260
DEFERRED TAX LIABILITIES:
Investment accretion	(28)	(34)
Unrealized investment security gains	(2,133)	(2,295)
Other	(295)	(250)
Total tax liabilities	(2,456)	(2,579)
Net deferred tax asset	$11,467	$12,681

At December 31, 2012 and 2011, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize all net operating loss carryforwards and AMT tax credits.

The change in net deferred tax assets and liabilities consist of the following:

	YEAR ENDED DECEMBER 31,
	2012	2011
	(IN THOUSANDS)
Unrealized gains recognized in comprehensive income	$162	$(1,231)
Pension obligation of the defined benefit plan not yet recognized in income	725	612
Deferred provision for income taxes	(2,101)	(2,758)
Net decrease	$(1,214)	$(3,377)

The Company has alternative minimum tax credit carryforwards of approximately $1.6 million at December 31, 2012. These credits have an indefinite carryforward period. The Company also has an $8.5 million net operating loss carryforward that will begin to expire in the year 2025.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

13.  INCOME TAXES  – (continued)

Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company has no tax liability for uncertain tax positions. The Company’s federal and state income tax returns for taxable years through 2008 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

14.  EMPLOYEE BENEFIT PLANS

PENSION PLANS:

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Effective January 1, 2013, the Company implemented a soft freeze of its defined benefit pension plan for non-union employees. A soft freeze means that all existing employees as of December 31, 2012 will remain in the defined benefit pension plan but any new non-union employees hired after January 1, 2013 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401K program. The Company executed this change to help reduce its rising pension costs in future years. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock valued at $626,000 and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31, 2012.

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2012	2011
	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$25,709	$23,337
Service cost	1,593	1,335
Interest cost	1,234	1,198
Actuarial loss	2,882	1,385
Benefits paid	(1,574)	(1,546)
Benefit obligation at end of year	29,844	25,709
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	18,180	17,749
Actual return on plan assets	2,162	(123)
Employer contributions	2,600	2,100
Benefits paid	(1,574)	(1,546)
Fair value of plan assets at end of year	21,368	18,180
Funded status of the plan – under funded	$(8,476)	$(7,529)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

14.  EMPLOYEE BENEFIT PLANS  – (continued)

	YEAR ENDED DECEMBER 31,
	2012	2011
	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Transition asset	$(8)	$(25)
Prior service cost	(38)	(58)
Net actuarial loss	14,315	13,033
Total	$14,269	$12,950

	YEAR ENDED DECEMBER 31,
	2012	2011
	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$26,662	$23,016

The weighted-average assumptions used to determine benefit obligations at December 31, 2012 and 2011 were as follows:

	YEAR ENDED DECEMBER 31,
	2012	2011
	(PERCENTAGES)
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	4.00%	4.75%
Salary scale	2.50	2.50

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,593	$1,335	$1,097
Interest cost	1,234	1,198	1,186
Expected return on plan assets	(1,656)	(1,582)	(1,467)
Amortization of prior year service cost	(19)	7	15
Amortization of transition asset	(17)	(17)	(17)
Recognized net actuarial loss	1,094	800	706
Net periodic pension cost	$2,229	$1,741	$1,520

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

14.  EMPLOYEE BENEFIT PLANS  – (continued)

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS)
Net loss	$2,376	$3,090	$1,895
Recognized loss	(1,094)	(800)	(705)
Recognized prior service cost	19	(7)	(15)
Recognized net initial asset	17	17	17
Total recognized in other comprehensive income (loss) before tax effect	$1,318	$2,300	$1,192
Total recognized in net benefit cost and other comprehensive income (loss) before tax effect	$3,547	$4,041	$2,712

The estimated net loss, prior service cost and transition asset for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $1,363,000, $(20,000), and ($8,000), respectively.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(PERCENTAGES)
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	4.75%	5.25%	5.75%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	2.50	2.50	2.50

The Company has assumed an 8% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 15 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 60% of plan assets.

PLAN ASSETS:

The plan’s measurement date is December 31, 2012. This plan’s asset allocations at December 31, 2012 and 2011, by asset category are as follows:

	2012	2011
	(PERCENTAGES)
ASSET CATEGORY:
Cash and cash equivalents	—%	—%
Domestic equities	22	19
Mutual funds/ETFs	63	71
International equities	2	—
Corporate bonds	13	10
Total	100%	100%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

14.  EMPLOYEE BENEFIT PLANS  – (continued)

The major categories of assets in the Company’s Pension Plan as of year end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2012	2011
	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$—	$—
Domestic equities	4,731	3,402
International equities	336	—
Mutual funds/ETFs	13,566	12,918
Level 2:
Corporate bonds	2,735	1,860
Total fair value of plan assets	$21,368	$18,180

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

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2012, 2.9% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

The Company presently expects that the contribution to be made to the Plan in 2013 will be approximately $2.5 million.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

14.  EMPLOYEE BENEFIT PLANS  – (continued)

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid.

YEAR:	ESTIMATED FUTURE BENEFIT PAYMENTS
(IN THOUSANDS)
2013	$2,243
2014	2,338
2015	2,142
2016	2,555
2017	2,709
Years 2018 – 2022	13,347
401(k) PLAN:

The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 2% of contribution up to a maximum of 1%. The Company also contributes 4% of salaries for union members who are in the plan. Contributions by the Company charged to operations were $277,000 and $229,000 for the years ended December 31, 2012 and 2011, respectively. The fair value of plan assets includes $914,000 pertaining to the value of the Company’s common stock and Trust Preferred securities that are held by the plan at December 31, 2012.

Except for the above benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

15.  LEASE COMMITMENTS

The Company’s obligation for future minimum lease payments on operating leases at December 31, 2012, is as follows:

YEAR:	FUTURE MINIMUM LEASE PAYMENTS
(IN THOUSANDS)
2013	$760
2014	564
2015	556
2016	498
2017	383
2018 and thereafter	1,975

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance. Rent expense included in total non-interest expense amounted to $785,000, $665,000 and $502,000, in 2012, 2011, and 2010, respectively.

16.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

16.  COMMITMENTS AND CONTINGENT LIABILITIES  – (continued)

agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral which secures these types of commitments is the same as for other types of secured lending such as accounts receivable, inventory, and fixed assets.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2012, the Company had various outstanding commitments to extend credit approximating $132,804,000 and standby letters of credit of $11,365,000, compared to commitments to extend credit of $124,820,000 and standby letters of credit of $10,991,000 at December 31, 2011. Standby letters of credit had terms ranging from 1 to 2 years with annual extension options available. Standby letters of credit of approximately $4.2 million were secured as of December 31, 2012 and approximately $5.0 million at December 31, 2011. The carrying amount of the liability for AmeriServ obligations related to unfunded commitments and standby letters of credit was $648,000 at December 31, 2012 and $759,000 at December 31, 2011.

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

The Series E Preferred Stock has an aggregate liquidation preference of approximately $21 million and qualifies as Tier 1 Capital for regulatory purposes. The terms of the Series E Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, may fluctuate while the Series E Preferred Stock is outstanding based upon changes in the

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

17.  PREFERRED STOCK  – (continued)

level of “qualified small business lending” (“QSBL”) by the Bank from its average level of QSBL at each of the four quarter ends leading up to June 30, 2010 (the “Baseline”) as follows:

DIVIDEND PERIOD ANNUALIZED		ANNUALIZED DIVIDEND RATE
BEGINNING	ENDING
August 11, 2011	December 31, 2011	5.0%
January 1, 2012	December 31, 2013	1.0% to 5.0%
January 1, 2014	February 7, 2016	1.0% to 7.0%(1)
February 8, 2016	Redemption	9.0%(2)

(1)	Between January 1, 2014 and February 7, 2016, the dividend rate will be fixed at a rate in such range based upon the level of percentage change in QSBL between September 30, 2013 and the Baseline.
(2)	Beginning on February 8, 2016, the dividend rate will be fixed at nine percent (9%) per annum.

In addition to the applicable dividend rates described above, beginning on January 1, 2014 and on all dividend payment dates thereafter ending on April 1, 2016, if we fail to increase our level of QSBL compared to the Baseline, we will be required to pay a quarterly lending incentive fee of 0.5% of the liquidation value. As of December 31, 2012, the Company had increased its QSBL to a level that reduced the dividend rate to 1%. This 1% rate will continue at least through the second quarter of 2013.

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

On December 19, 2008, the Company sold to the US Treasury for an aggregate purchase price of $21 million in cash 21,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D. In conjunction with the purchase of these senior preferred shares, the US Treasury also received a warrant to purchase up to 1,312,500 shares of the Company’s common stock. The warrant had a term of 10 years and was exercisable at any time, in whole or in part, at an exercise price of $2.40 per share. The $21 million in proceeds was allocated to the Series D Preferred Stock and the warrant based on their relative fair values at issuance (approximately $20.4 million was allocated to the Series D Preferred Stock and approximately $600,000 to the warrant). The difference between the initial value allocated to the Series D Preferred Stock of

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

17.  PREFERRED STOCK  – (continued)

approximately $20.4 million and the liquidation value of $21 million was charged to retained earnings over the first five years of the contract. Cumulative dividends on Series D Preferred Stock were payable quarterly at 5% through December 19, 2013 and at a rate of 9% thereafter. The Company redeemed all of the shares of the Series D Preferred Stock on August 11, 2011 and repurchased the warrant from the US Treasury for $825,000 during 2011. As such, the Company has formally concluded its participation in the TARP CPP program.

18.  STOCK COMPENSATION PLANS

The Company uses the modified perspective method for accounting for stock-based compensation and recognized $38,000 of pretax compensation expense for the year 2012, $15,000 in 2011 and $18,000 in 2010.

During 2011, the Company’s Board of Directors adopted, and its shareholders approved, the AmeriServ Financial, Inc. 2011 Stock Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 800,000 shares of common stock. This Plan replaced the expired 2001 Stock Option Plan. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company and its affiliates, as selected by the compensation committee of the Board of Directors. The option price at which a stock option granted during 2012 may be exercised was not less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, options vest over a three year period and become exercisable in equal installments over the vesting period. At times, options with a one year vesting period may also be issued.

A summary of the status of the Company’s Stock Incentive Plan at December 31, 2012, 2011, and 2010, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31
	2012		2011		2010
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	313,612	$3.02	257,287	$3.18	293,609	$4.23
Granted	164,241	2.73	58,575	2.25	105,041	1.78
Exercised	(1,500)	1.70	(750)	1.70	—	—
Forfeited	(77,982)	5.47	(1,500)	1.70	(141,363)	4.31
Outstanding at end of year	398,371	2.43	313,612	3.02	257,287	3.18
Exercisable at end of year	167,624	2.29	179,874	3.81	118,571	4.79
Weighted average fair value of options granted in current year		$0.80		$0.51		$0.39

A total of 167,624 of the 398,371 options outstanding at December 31, 2012, are exercisable and have exercise prices between $1.53 and $5.75, with a weighted average exercise price of $2.29 and a weighted average remaining contractual life of 6.34 years. All of these options are exercisable. The remaining 230,747 options that are not yet exercisable have exercise prices between $1.53 and $2.80, with a weighted average exercise price of $2.50 and a weighted average remaining contractual life of 8.82 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2012, 2011, and 2010.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

18.  STOCK COMPENSATION PLANS  – (continued)

	YEAR ENDED DECEMBER 31
BLACK-SCHOLES ASSUMPTION RANGES	2012	2011	2010
Risk-free interest rate	1.66 – 2.28%	2.19 – 3.62%	3.21 – 3.83%
Expected lives in years	10	10	10
Expected volatility	33.26 – 35.77%	35.03 – 35.25%	34.60 – 35.74%
Expected dividend rate	0%	0%	0%

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

In the case of purchases from AmeriServ Financial, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. During 2012, the Company issued no shares and at December 31, 2012 had 3,355 unissued reserved shares available under the Purchase Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Purchase Plan in the market for the relevant investment date.

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

A reconciliation of the Company’s intangible goodwill balances for 2012 and 2011 is as follows (in thousands):

	AT DECEMBER 31,
	2012	2011
Balance January 1	$12,613	$12,950
Reduction from purchase price adjustment of WCCA	—	337
Balance December 31	$12,613	$12,613

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

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

The following table summarizes the interest rate swap transactions that impacted the Company’s 2012 performance:

START DATE	MATURITY DATE	HEDGE TYPE	NOTIONAL AMOUNT	RATE RECEIVED	RATE PAID	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
12/12/08	09/24/13	FAIR VALUE	$9,000,000	5.25%	2.73%	MONTHLY	$227,088
12/12/08	09/24/13	FAIR VALUE	9,000,000	2.73	5.25	MONTHLY	(227,088)
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

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial banking to businesses includes commercial loans, and commercial real-estate loans. The trust segment contains our wealth management businesses which include the Trust Company, West Chester Capital Advisors, our registered investment advisory firm and financial services. Wealth management

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

22.  SEGMENT RESULTS  – (continued)

includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial services include the sale of mutual funds, annuities, and insurance products. The Wealth management businesses also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the Consolidated Results of Operations were as follows:

	YEAR ENDED DECEMBER 31, 2012
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,585	$14,499	$35	$(2,916)	$32,203
Provision (credit) for loan loss	(160)	(615)	—	—	(775)
Non-interest income	6,565	585	7,784	9	14,943
Non-interest expense	22,802	8,970	6,387	2,482	40,641
Income (loss) before income taxes	4,508	6,729	1,432	(5,389)	7,280
Income tax expense (benefit)	1,358	2,044	487	(1,648)	2,241
Net income (loss)	$3,150	$4,685	$945	$(3,741)	$5,039
Total assets	$336,241	$497,331	$4,429	$162,990	$1,000,991

	YEAR ENDED DECEMBER 31, 2011
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,100	$13,860	$41	$(1,718)	$32,283
Provision (credit) for loan loss	(263)	(3,312)	—	—	(3,575)
Non-interest income	6,055	597	7,282	(365)	13,569
Non-interest expense	23,470	7,833	6,118	2,616	40,037
Income (loss) before income taxes	2,948	9,936	1,205	(4,699)	9,390
Income tax expense (benefit)	880	2,995	410	(1,432)	2,853
Net income (loss)	$2,068	$6,941	$795	$(3,267)	$6,537
Total assets	$337,869	$442,087	$3,917	$195,203	$979,076

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

22.  SEGMENT RESULTS  – (continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2012 and 2011, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.78% and 8.15% for 2012 and 2011, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

23.  REGULATORY CAPITAL  – (continued)

	AS OF DECEMBER 31, 2012
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)
Consolidated	$122,583	15.92%	$61,588	8.00%	$76,985	10.00%
AmeriServ Financial Bank	101,786	13.34	61,060	8.00	76,325	10.00
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	112,916	14.67	30,794	4.00	46,191	6.00
AmeriServ Financial Bank	92,200	12.08	30,530	4.00	45,795	6.00
Tier 1 Capital (To Average Assets)
Consolidated	112,916	11.44	39,474	4.00	49,343	5.00
AmeriServ Financial Bank	92,200	9.55	38,616	4.00	48,269	5.00

	AS OF DECEMBER 31, 2011
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)
Consolidated	$120,315	17.60%	$54,702	8.00%	$68,377	10.00%
AmeriServ Financial Bank	101,406	14.96	54,231	8.00	67,789	10.00
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	111,683	16.33	27,351	4.00	41,026	6.00
AmeriServ Financial Bank	92,847	13.70	27,116	4.00	40,673	6.00
Tier 1 Capital (To Average Assets)
Consolidated	111,683	11.66	38,317	4.00	47,896	5.00
AmeriServ Financial Bank	92,847	9.90	37,498	4.00	46,872	5.00

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

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

BALANCE SHEETS

	AT DECEMBER 31,
	2012	2011
	(IN THOUSANDS)
ASSETS
Cash	$100	$100
Short-term investments in money market funds	6,085	4,430
Investment securities available for sale	10,534	11,269
Equity investment in banking subsidiary	99,121	103,010
Equity investment in non-banking subsidiaries	5,017	4,888
Guaranteed junior subordinated deferrable interest debenture issuance costs	240	256
Other assets	2,713	2,604
TOTAL ASSETS	$123,810	$126,557
LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$13,085	$13,085
Other liabilities	257	1,120
TOTAL LIABILITIES	13,342	14,205
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	110,468	112,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,810	$126,557

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

24.  PARENT COMPANY FINANCIAL INFORMATION  – (continued)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,355	$2,329	$2,362
Dividends from banking subsidiary	8,000	2,500	—
Dividends from non-banking subsidiaries	710	620	205
Interest and dividend income	306	415	499
TOTAL INCOME	11,371	5,864	3,066
EXPENSE
Interest expense	1,121	1,121	1,121
Salaries and employee benefits	2,368	2,394	2,333
Other expense	1,582	1,477	1,529
TOTAL EXPENSE	5,071	4,992	4,983
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	6,300	872	(1,917)
Benefit for income taxes	819	764	722
Equity in undistributed earnings of subsidiaries	(2,080)	4,901	2,477
NET INCOME	$5,039	$6,537	$1,282
COMPREHENSIVE INCOME	$3,320	$7,739	$793

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

24.  PARENT COMPANY FINANCIAL INFORMATION  – (continued)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$5,039	$6,537	$1,282
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	2,080	(4,901)	(2,477)
Stock compensation expense	38	15	61
Other – net	(989)	(285)	(107)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,168	1,366	(1,241)
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(2,077)	(3,049)	(4,044)
Proceeds from maturity of investment securities – available for sale	2,809	5,942	7,050
Capital contribution to banking subsidiary	—	—	(1,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	732	2,893	2,006
FINANCING ACTIVITIES
Purchase of treasury stock	(4,417)	(582)	—
Warrant repurchase	—	(825)	—
Preferred stock dividends paid	(828)	(1,054)	(1,050)
NET CASH USED IN FINANCING ACTIVITIES	(5,245)	(2,461)	(1,050)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,655	1,798	(285)
CASH AND CASH EQUIVALENTS AT JANUARY 1	4,530	2,732	3,017
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$6,185	$4,530	$2,732

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. At December 31, 2012, our subsidiary Bank had $5.1 million of cash available for immediate dividends to the holding company under the applicable regulatory formulas. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. The subsidiary Bank had a combined $107,300,000 of restricted surplus and retained earnings at December 31, 2012.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

25.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2012 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$9,878	$10,030	$9,885	$10,124
Interest expense	1,796	1,888	1,964	2,066
Net interest income	8,082	8,142	7,921	8,058
Provision (credit) for loan losses	550	(200)	(500)	(625)
Net interest income after provision (credit) for loan losses	7,532	8,342	8,421	8,683
Non-interest income	3,887	3,649	3,733	3,674
Non-interest expense	10,373	10,087	10,067	10,114
Income before income taxes	1,046	1,904	2,087	2,243
Provision for income taxes	311	597	655	678
Net income	$735	$1,307	$1,432	$1,565
Basic earnings per common share	$0.04	$0.05	$0.06	$0.06
Diluted earnings per common share	0.04	0.05	0.06	0.06
Cash dividends declared per common share	0.00	0.00	0.00	0.00

	2011 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$10,346	$10,492	$10,530	$10,596
Interest expense	2,233	2,374	2,444	2,630
Net interest income	8,113	8,118	8,086	7,966
Provision (credit) for loan losses	(1,250)	(550)	(1,175)	(600)
Net interest income after provision (credit) for loan losses	9,363	8,668	9,261	8,566
Non-interest income	3,486	3,524	3,454	3,105
Non-interest expense	10,359	9,882	9,877	9,919
Income before income taxes	2,490	2,310	2,838	1,752
Provision for income taxes	720	744	900	489
Net income	$1,770	$1,566	$1,938	$1,263
Basic earnings per common share	$0.07	$0.05	$0.08	$0.05
Diluted earnings per common share	0.07	0.05	0.08	0.05
Cash dividends declared per common share	0.00	0.00	0.00	0.00

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AmeriServ Financial, Inc.

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ SR SNODGRASS, A.C.
Wexford, Pennsylvania
March 8, 2013

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2012, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ GLENN L. WILSON Glenn L. Wilson President & Chief Executive Officer	/s/ JEFFREY A. STOPKO Jeffrey A. Stopko Executive Vice President & Chief Financial Officer

Johnstown, PA
February 21, 2013

STATEMENT OF MANAGEMENT RESPONSIBILITY

February 21, 2013

To the Stockholders and
Board of Directors of
AmeriServ Financial, Inc.

Management of AmeriServ Financial, Inc. and its subsidiaries have prepared the consolidated financial statements and other information in the Annual Report and Form 10-K in accordance with United States generally accepted accounting principles and are responsible for its accuracy.

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

/s/ GLENN L. WILSON Glenn L. Wilson President & Chief Executive Officer	/s/ JEFFREY A. STOPKO Jeffrey A. Stopko Executive Vice President & Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Management Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2012 is included in Item 8.

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2012 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN
3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011.	Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011.
3.2	Bylaws, as amended and restated on December 17, 2009.	Exhibit 3.2 to Form 8-K Filed on December 23, 2009
10.1	Agreement, dated July 22, 2009, between AmeriServ Financial, Inc. and Glenn L. Wilson.	Exhibit 10.1 to Form 8-K Filed July 28, 2009
10.2	Securities Purchase Agreement, dated August 11, 2011, between AmeriServ Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock.	Exhibit 10.1 to Form 8-K filed on August 12, 2011
10.3	Repurchase Letter Agreement dated August 11, 2011, between AmeriServ Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock.	Exhibit 10.2 to Form 8-K filed on August 12, 2011
10.4	Letter Agreement, dated November 2, 2011, between AmeriServ Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase of the Warrant.	Exhibit 10.1 to Form 8-K filed on November 2, 2011
10.5	AmeriServ Financial Inc. 2011 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 21, 2011
21.1	Subsidiaries of the Registrant.	Below
23.1	Consent of Independent Registered Public Accounting Firm	Below
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Below
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Below
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Below
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Below
101	The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.	Below

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

By:	/s/ Glenn L. Wilson Glenn L. Wilson President & CEO

Date: February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2013:

/s/ Craig G. Ford Craig G. Ford	Chairman Director
/s/ Glenn L. Wilson Glenn L. Wilson	President, CEO & Director	/s/ Jeffrey A. Stopko Jeffrey A. Stopko	EVP & CFO
/s/ J. Michael Adams, Jr. J. Michael Adams, Jr.	Director	/s/ Very Rev. Christian R. Oravec Very Rev. Christian R. Oravec	Director
/s/ Allan R. Dennison Allan R. Dennison	Director	/s/ Mark E. Pasquerilla Mark E. Pasquerilla	Director
/s/ Daniel R. DeVos Daniel R. DeVos	Director	/s/ Howard M. Picking, III Howard M. Picking, III	Director
/s/ James C. Dewar James C. Dewar	Director	/s/ Sara A. Sargent Sara A. Sargent	Director
/s/ Bruce E. Duke, III Bruce E. Duke, III	Director	/s/ Thomas C. Slater Thomas C. Slater	Director
/s/ James M. Edwards, Sr. James M. Edwards, Sr.	Director	/s/ Robert L. Wise Robert L. Wise	Director
/s/ Kim W. Kunkle Kim W. Kunkle	Director
/s/ Margaret A. O’Malley Margaret A. O’Malley	Director

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL
BANK OFFICE LOCATIONS

*	Main Office Downtown 216 Franklin Street PO Box 520 Johnstown, PA 15907-0520 1-800-837-BANK (2265)
†*	Westmont Office 110 Plaza Drive Johnstown, PA 15905-1211
†*	University Heights Office 1404 Eisenhower Boulevard Johnstown, PA 15904-3218
*	Eighth Ward Office 1059 Franklin Street Johnstown, PA 15905-4303
*	West End Office 163 Fairfield Avenue Johnstown, PA 15906-2347
*	Carrolltown Office 101 South Main Street Carrolltown, PA 15722-0507
*	Northern Cambria Office 4206 Crawford Avenue Suite 1 Northern Cambria, PA 15714-1342
†*	Lovell Park Office 179 Lovell Avenue Ebensburg, PA 15931-1864
*	Nanty Glo Office 1383 Shoemaker Street Nanty Glo, PA 15943-1254

Galleria Mall Office
500 Galleria Drive Suite 100 Johnstown, PA 15904-8911

*	Seward Office 1 Roadway Plaza 6858 Route 711 Suite One Seward, PA 15954-9501
*	Windber Office 1501 Somerset Avenue Windber, PA 15963-1745
*	Central City Office 104 Sunshine Avenue Central City, PA 15926-1129
*	Somerset Office 108 W. Main Street Somerset, PA 15501-2035
*	Derry Office 112 South Chestnut Street Derry, PA 15627-1938
*	South Atherton Office 734 South Atherton Street State College, PA 16801-4628

Pittsburgh Office
60 Boulevard of the Allies
Suite 100
Pittsburgh, PA 15222-1232

*	North Atherton Office 1857 N. Atherton Street State College, PA 16803-1521
*=	24-Hour ATM Banking Available
†=	Seven Day a Week Banking Available

REMOTE ATM
BANKING LOCATIONS

East Hills Drive-up,
1213 Scalp Avenue, Johnstown
Main Office, 216 Franklin Street,
Johnstown
The Galleria, Johnstown

AMERISERV LOAN
PRODUCTION LOCATIONS

Main Office Downtown
216 Franklin Street
PO Box 520
Johnstown, PA 15907-0520

Altoona Office
3415 Pleasant Valley Boulevard
Pleasant Valley Shopping Center
Altoona, PA 16602-4321

Harrisburg Office
2080 Linglestown Road
Suite 107
Harrisburg, PA 17110-9693

Hagerstown Office
1829 Howell Road
Suite 3
Hagerstown, MD 21740-6606

Pittsburgh Loan Center
300 Penn Center Boulevard
Suite 402
Pittsburgh, PA 15235-5507

SHAREHOLDER INFORMATION

SECURITIES MARKETS

AmeriServ Financial, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of “ASRV.” The listed market makers for the stock are:

Sandler O’Neill & Partners, L.P. 1251 Avenue of the Americas 6th Floor New York, NY 10020 Telephone: (800) 635-6860	Knight Capital Group, Inc. 545 Washington Boulevard Jersey City, NJ 07310 Telephone: (800) 544-7508
Stifel Nicolaus 1407 Eisenhower Boulevard Johnstown, PA 15904 Telephone: (814) 269-9211	Janney Montgomery Scott, LLC 1717 Arch Street, 19th Floor Philadelphia, PA 19103-2740 Telephone: (215) 665-6000
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