Form 10-Q
period 2013-03-31
AMERISERV FINANCIAL INC /PA/
filed 2013-05-10
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Stock, par value $0.01	19,168,188

AmeriServ Financial, Inc.

i

Item 1. Financial Statements

AmeriServ Financial, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from depository institutions	$15,561	$17,808
Interest bearing deposits	17,406	1,730
Short-term investments in money market funds	6,589	7,282
Total cash and cash equivalents	39,556	26,820
Investment securities:
Available for sale	146,489	151,538
Held to maturity (fair value $16,847 on March 31, 2013 and $14,266 on December 31, 2012)	16,377	13,723
Loans held for sale	3,941	10,576
Loans	714,513	721,802
Less: Unearned income	602	637
Allowance for loan losses	10,960	12,571
Net loans	702,951	708,594
Premises and equipment, net	12,558	11,798
Accrued interest income receivable	3,305	2,960
Goodwill	12,613	12,613
Bank owned life insurance	36,415	36,214
Net deferred tax asset	11,089	11,467
Federal Home Loan Bank stock	3,565	4,179
Federal Reserve Bank stock	2,125	2,125
Prepaid federal deposit insurance	1,324	1,444
Other assets	7,410	6,940
TOTAL ASSETS	$999,718	$1,000,991
LIABILITIES
Non-interest bearing deposits	$165,028	$156,223
Interest bearing deposits	682,161	679,511
Total deposits	847,189	835,734
Short-term borrowings	—	15,660
Advances from Federal Home Loan Bank	16,000	13,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	29,085	41,745
Other liabilities	11,999	13,044
TOTAL LIABILITIES	888,273	890,523
SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on March 31, 2013 and December 31, 2012	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,402,007 shares issued and 19,168,188 outstanding on March 31, 2013; 26,398,540 shares issued and 19,164,721 outstanding on December 31, 2012	264	264
Treasury stock at cost, 7,233,819 shares on March 31, 2013 and December 31, 2012	(73,658)	(73,658)
Capital surplus	145,119	145,102
Retained earnings	24,143	23,139
Accumulated other comprehensive loss, net	(5,423)	(5,379)
TOTAL SHAREHOLDERS' EQUITY	111,445	110,468
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$999,718	$1,000,991

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2013	2012
INTEREST INCOME
Interest and fees on loans	$8,628	$8,729
Interest bearing deposits	1	1
Short-term investments in money market funds	2	3
Investment securities:
Available for sale	956	1,279
Held to maturity	115	112
Total Interest Income	9,702	10,124
INTEREST EXPENSE
Deposits	1,350	1,762
Short-term borrowings	5	4
Advances from Federal Home Loan Bank	25	20
Guaranteed junior subordinated deferrable interest debentures	280	280
Total Interest Expense	1,660	2,066
NET INTEREST INCOME	8,042	8,058
Provision (credit) for loan losses	(250)	(625)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	8,292	8,683
NON-INTEREST INCOME
Trust fees	1,667	1,697
Investment advisory fees	214	193
Net realized gains on investment securities	71	—
Net gains on sale of loans	386	276
Service charges on deposit accounts	511	535
Bank owned life insurance	201	215
Other income	766	758
Total Non-Interest Income	3,816	3,674
NON-INTEREST EXPENSE
Salaries and employee benefits	6,331	5,986
Net occupancy expense	773	729
Equipment expense	455	451
Professional fees	1,035	923
Supplies, postage and freight	211	233
Miscellaneous taxes and insurance	376	355
Federal deposit insurance expense	134	129
Other expense	1,307	1,308
Total Non-Interest Expense	10,622	10,114
PRETAX INCOME	1,486	2,243
Provision for income tax expense	430	678
NET INCOME	1,056	1,565
Preferred stock dividends	52	263
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,004	$1,302
PER COMMON SHARE DATA:
Basic:
Net income	$0.05	$0.06
Average number of shares outstanding	19,168	20,679
Diluted:
Net income	$0.05	$0.06
Average number of shares outstanding	19,257	20,722
Cash dividends declared	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
COMPREHENSIVE INCOME
Net income	$1,056	$1,565
Other comprehensive loss, before tax:
Pension obligation change for defined benefit plan	489	(400)
Income tax effect	(166)	136
Unrealized holding losses on available for sale securities arising during period	(484)	(62)
Income tax effect	164	20
Reclassification adjustment for gains on available for sale securities included in net income	(71)	—
Income tax effect	24	—
Other comprehensive loss	(44)	(306)
Comprehensive income	$1,012	$1,259

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$1,056	$1,565
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(250)	(625)
Depreciation expense	386	375
Net amortization of investment securities	226	262
Net realized gains on investment securities available for sale	(71)	—
Net gains on loans held for sale	(386)	(276)
Amortization of deferred loan fees	(82)	(45)
Origination of mortgage loans held for sale	(16,288)	(17,168)
Sales of mortgage loans held for sale	23,309	21,601
Decrease (increase) in accrued interest income receivable	(345)	70
Decrease in accrued interest payable	(338)	(325)
Earnings on bank owned life insurance	(201)	(215)
Deferred income taxes	401	521
Stock based compensation expense	17	6
Decrease in prepaid Federal Deposit Insurance	120	100
Other, net	(736)	(1,350)
Net cash provided by operating activities	6,818	4,496
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(10,170)	(11,517)
Purchases of investment securities – held to maturity	(3,423)	—
Proceeds from sales of investment securities – available for sale	1,218	—
Proceeds from maturities of investment securities – available for sale	13,305	15,852
Proceeds from maturities of investment securities – held to maturity	755	453
Proceeds from redemption of regulatory stock	614	294
Long-term loans originated	(34,833)	(37,246)
Principal collected on long-term loans	42,737	36,401
Loans purchased or participated	(3,000)	(4,000)
Loans sold or participated	1,000	—
Proceeds from sale of other real estate owned	113	—
Purchases of premises and equipment	(1,146)	(521)
Net cash provided by (used in) investing activities	7,170	(284)
FINANCING ACTIVITIES
Net increase in deposit balances	11,460	3,730
Net decrease in other short-term borrowings	(15,660)	(14,375)
Principal borrowings on advances from Federal Home Loan Bank	9,000	—
Principal repayments on advances from Federal Home Loan Bank	(6,000)	(1,000)
Purchases of treasury stock	—	(1,085)
Preferred stock dividends	(52)	(263)
Net cash used in financing activities	(1,252)	(12,993)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,736	(8,781)
CASH AND CASH EQUIVALENTS AT JANUARY 1	26,820	34,783
CASH AND CASH EQUIVALENTS AT MARCH 31	$39,556	$26,002

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 18 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.6 billion that are not reported on the Company’s balance sheet at March 31, 2013. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, and marketing. Significant intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

2. Basis of Preparation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments consisting of normal recurring entries considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full-year.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

3. Accounting Policies

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). This ASU did not have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company’s disclosures reflecting the impact on its financial statements are presented in Note 12.

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings Per Common Share  – (continued)

equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options and warrants to purchase 103,570 common shares, at exercise prices ranging from $3.23 to $5.75, and 261,583 common shares, at exercise prices ranging from $2.57 to $6.10, were outstanding as of March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended March 31,
	2013	2012
	(In thousands, except per share data)
Numerator:
Net income	$1,056	$1,565
Preferred stock dividends	52	263
Net income available to common shareholders	$1,004	$1,302
Denominator:
Weighted average common shares outstanding (basic)	19,168	20,679
Effect of stock options	89	43
Weighted average common shares outstanding (diluted)	19,257	20,722
Earnings per common share:
Basic	$0.05	$0.06
Diluted	0.05	0.06

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds. The Company made $27,000 in income tax payments in the first three months of 2013 as compared to $23,000 for the first three months of 2012. The Company made total interest payments of $1,998,000 in the first three months of 2013 compared to $2,391,000 in the same 2012 period. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $71,000 and $35,000 in the first three months of 2013 and 2012, respectively.

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	March 31, 2013
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$6,850	$61	$(8)	$6,903
US Agency mortgage-backed securities	124,928	5,703	(18)	130,613
Corporate bonds	8,993	52	(72)	8,973
Total	$140,771	$5,816	$(98)	$146,489

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Investment securities held to maturity (HTM):

	March 31, 2013
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$11,370	$498	$(24)	$11,844
Taxable municipal	1,012	5	—	1,017
Corporate bonds and other securities	3,995	—	(9)	3,986
Total	$16,377	$503	$(33)	$16,847

Investment securities available for sale (AFS):

	December 31, 2012
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$5,848	$70	$(7)	$5,911
US Agency mortgage-backed securities	131,425	6,320	(10)	137,735
Corporate bonds	7,992	3	(103)	7,892
Total	$145,265	$6,393	$(120)	$151,538

Investment securities held to maturity (HTM):

	December 31, 2012
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$9,318	$578	$—	$9,896
Taxable municipal	410	6	—	416
Corporate bonds and other securities	3,995	14	(55)	3,954
Total	$13,723	$598	$(55)	$14,266

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of “A.” At March 31, 2013, 91.1% of the portfolio was rated “AAA” as compared to 92.2% at December 31, 2012. 1.3% of the portfolio was either rated below “A” or unrated at March 31, 2013. The Company has no exposure to subprime mortgage loans in the investment portfolio. At March 31, 2013, the Company’s consolidated investment securities portfolio had a modified duration of approximately 2.15 years. Total proceeds from the sale of AFS securities were $1.2 million for the first three months of 2013. The Company had $71,000 of gross investment security gains in the first quarter of 2013. There were no sales of AFS securities in the first quarter of 2012.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $89,123,000 at March 31, 2013 and $94,206,000 at December 31, 2012.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

The following tables present information concerning investments with unrealized losses as of March 31, 2013 and December 31, 2012 (in thousands):

Investment securities available for sale:

	March 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$992	$(8)	$—	$—	$992	$(8)
US Agency mortgage-backed securities	7,254	(18)	—	—	7,254	(18)
Corporate bonds	4,941	(52)	980	(20)	5,921	(72)
Total	$13,187	$(78)	$980	$(20)	$14,167	$(98)

Investment securities held to maturity:

	March 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency mortgage-backed securities	$2,789	$(24)	$—	$—	$2,789	$(24)
Corporate bonds and other securities	1,987	(8)	1,999	(1)	3,986	(9)
Total	$4,776	$(32)	$1,999	$(1)	$6,775	$(33)

Investment securities available for sale:

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$993	$(7)	$—	$—	$993	$(7)
US Agency mortgage-backed securities	1,140	(8)	349	(2)	1,489	(10)
Corporate bonds	6,898	(103)	—	—	6,898	(103)
Total	$9,031	$(118)	$349	$(2)	$9,380	$(120)

Investment securities held to maturity:

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and other securities	$965	$(35)	$1,981	$(20)	$2,946	$(55)
Total	$965	$(35)	$1,981	$(20)	$2,946	$(55)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 18 positions that are considered temporarily impaired at March 31, 2013.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

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

Contractual maturities of securities at March 31, 2013 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Investment securities available for sale:

	March 31, 2013
Cost Basis	US Agency	US Agency Mortgage-Backed Securities	Corporate Bonds	Total Investment Securities Available For Sale
After 1 year but within 5 years	$5,850	$—	$7,993	$13,843
After 5 years but within 10 years	1,000	13,661	1,000	15,661
After 10 years but within 15 years	—	56,008	—	56,008
Over 15 years	—	55,259	—	55,259
Total	$6,850	$124,928	$8,993	$140,771

	March 31, 2013
Fair Value	US Agency	US Agency Mortgage-Backed Securities	Corporate Bonds	Total Investment Securities Available For Sale
After 1 year but within 5 years	$5,911	$—	$7,970	$13,881
After 5 years but within 10 years	992	14,424	1,003	16,419
After 10 years but within 15 years	—	58,367	—	58,367
Over 15 years	—	57,822	—	57,822
Total	$6,903	$130,613	$8,973	$146,489

Investment securities held to maturity:

	March 31, 2013
Cost Basis	US Agency Mortgage-Backed Securities	Corporate Bonds and Other Securities	Total Investment Securities Held To Maturity
Within 1 year	$—	$2,000	$2,000
After 1 year but within 5 years	—	1,000	1,000
After 5 years but within 10 years	761	—	761
After 10 years but within 15 years	—	1,012	1,012
Over 15 years	10,609	995	11,604
Total	$11,370	$5,007	$16,377

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

	March 31, 2013
Fair Value	US Agency Mortgage-Backed Securities	Corporate Bonds and Other Securities	Total Investment Securities Held To Maturity
Within 1 year	$—	$1,999	$1,999
After 1 year but within 5 years	—	995	995
After 5 years but within 10 years	751	—	751
After 10 years but within 15 years	—	1,017	1,017
Over 15 years	11,093	992	12,085
Total	$11,844	$5,003	$16,847

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Commercial	$98,966	$102,822
Commercial loans secured by real estate	376,161	383,339
Real estate – mortgage	221,716	217,584
Consumer	17,068	17,420
Loans, net of unearned income	$713,911	$721,165

Loan balances at March 31, 2013 and December 31, 2012 are net of unearned income of $602,000 and $637,000, respectively. Real estate-construction loans comprised 2.5%, and 2.0% of total loans, net of unearned income, at March 31, 2013 and December 31, 2012, respectively. The Company has no exposure to subprime mortgage loans in the loan portfolio.

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three month periods ending March 31, 2013 and 2012 (in thousands).

	Balance at December 31, 2012	Charge-Offs	Recoveries	Provision (Credit)	Balance at March 31, 2013
Commercial	$2,596	$—	$11	$60	$2,667
Commercial loans secured by real estate	7,796	(1,480)	108	(435)	5,989
Real estate – mortgage	1,269	(29)	55	(28)	1,267
Consumer	150	(38)	12	23	147
Allocation for general risk	760	—	—	130	890
Total	$12,571	$(1,547)	$186	$(250)	$10,960

	Balance at December 31, 2011	Charge-Offs	Recoveries	Provision (Credit)	Balance at March 31, 2012
Commercial	$2,365	$(99)	$22	$195	$2,483
Commercial loans secured by real estate	9,400	(141)	30	(734)	8,555
Real estate – mortgage	1,270	(40)	24	(4)	1,250
Consumer	174	(27)	11	8	166
Allocation for general risk	1,414	—	—	(90)	1,324
Total	$14,623	$(307)	$87	$(625)	$13,778

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

As a result of successful ongoing problem credit resolution efforts, the Company achieved further asset quality improvements in the first quarter of 2013. These improvements are evidenced by reduced levels of non-accrual loans, non-performing assets, classified assets and low loan delinquency levels that continue to be well below 1% of total loans. The higher charge-off in the commercial loans secured by real estate relate primarily to one loan for which a specific reserve had been previously established. The largest portion of the credit provision occurred in commercial loans secured by real-estate as this is the category that experienced the most meaningful improvement in asset quality.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At March 31, 2013
	Commercial	Commercial Loans Secured by Real Estate	Real Estate - Mortgage	Consumer	Total
Individually evaluated for impairment	$—	$2,327	$—	$12	$2,339
Collectively evaluated for impairment	98,966	373,834	221,716	17,056	711,572
Total loans	$98,966	$376,161	$221,716	$17,068	$713,911

	At March 31, 2013
	Commercial	Commercial Loans Secured by Real Estate	Real Estate - Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$—	$477	$—	$—	$—	$477
General reserve allocation	2,667	5,512	1,267	147	890	10,483
Total allowance for loan losses	$2,667	$5,989	$1,267	$147	$890	$10,960

	At December 31, 2012
	Commercial	Commercial Loans Secured by Real Estate	Real Estate - Mortgage	Consumer	Total
Individually evaluated for impairment	$—	$4,793	$—	$13	$4,806
Collectively evaluated for impairment	102,822	378,546	217,584	17,407	716,359
Total loans	$102,822	$383,339	$217,584	$17,420	$721,165

	At December 31, 2012
	Commercial	Commercial Loans Secured by Real Estate	Real Estate - Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$—	$1,586	$—	$—	$—	$1,586
General reserve allocation	2,596	6,210	1,269	150	760	10,985
Total allowance for loan losses	$2,596	$7,796	$1,269	$150	$760	$12,571

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The loan segments used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio and therefore, no further disaggregation into classes is necessary. The overall risk profile for the commercial loan segment is impacted by non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, as a meaningful portion of the commercial portfolio is centered in these types of accounts. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans and home equity loans. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

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

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs for collateral dependent loans. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The need for an updated appraisal on collateral dependent loans is determined on a case-by-case basis. The useful life of an appraisal or evaluation will vary depending upon the circumstances of the property and the economic conditions in the marketplace. A new appraisal is not required if there is an existing appraisal which, along with other information, is sufficient to determine a reasonable value for the property and to support an appropriate and adequate allowance for loan losses. At a minimum, annual documented reevaluation of the property is completed by the Bank’s internal Assigned Risk Department to support the value of the property.

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

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

	March 31, 2013
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$1,773	$477	$554	$2,327	$2,392
Consumer	—	—	12	12	12
Total impaired loans	$1,773	$477	$566	$2,339	$2,404

	December 31, 2012
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$4,239	$1,586	$554	$4,793	$4,850
Consumer	—	—	13	13	13
Total impaired loans	$4,239	$1,586	$567	$4,806	$4,863

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended March 31,
	2013	2012
Average loan balance:
Commercial	$—	$26
Commercial loans secured by real estate	3,572	3,732
Consumer	12	—
Average investment in impaired loans	$3,584	$3,758
Interest income recognized:
Commercial	$—	$—
Commercial loans secured by real estate	—	—
Consumer	—	—
Interest income recognized on a cash basis on impaired loans	$—	$—

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced independent function which reports directly to the Board Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2013 requires review of a minimum 55% of the commercial loan portfolio.

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

The following table presents the classes of the commercial loan portfolios summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands).

	March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$92,320	$3,667	$2,979	$—	$98,966
Commercial loans secured by real estate	341,549	23,829	10,295	488	376,161
Total	$433,869	$27,496	$13,274	$488	$475,127

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$99,886	$28	$2,908	$—	$102,822
Commercial loans secured by real estate	343,885	20,836	17,010	1,608	383,339
Total	$443,771	$20,864	$19,918	$1,608	$486,161

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

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

	March 31, 2013
	Performing	Non-Performing
Real estate – mortgage	$220,872	$844
Consumer	17,056	12
Total	$237,928	$856

	December 31, 2012
	Performing	Non-Performing
Real estate – mortgage	$216,393	$1,191
Consumer	17,407	13
Total	$233,800	$1,204

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	March 31, 2013
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$98,961	$5	$—	$—	$5	$98,966	$—
Commercial loans secured by real estate	374,354	743	—	1,064	1,807	376,161	—
Real estate – mortgage	218,447	1,649	994	626	3,269	221,716	—
Consumer	17,022	18	28	—	46	17,068	—
Total	$708,784	$2,415	$1,022	$1,690	$5,127	$713,911	$—

	December 31, 2012
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$102,775	$—	$47	$—	$47	$102,822	$—
Commercial loans secured by real estate	379,834	—	2,545	960	3,505	383,339	—
Real estate – mortgage	213,300	3,240	303	741	4,284	217,584	—
Consumer	17,371	16	33	—	49	17,420	—
Total	$713,280	$3,256	$2,928	$1,701	$7,885	$721,165	$—

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

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

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	March 31, 2013	December 31, 2012
Non-accrual loans
Commercial	$—	$—
Commercial loans secured by real estate	2,158	4,623
Real estate – mortgage	844	1,191
Total	3,002	5,814
Other real estate owned
Commercial	25	—
Commercial loans secured by real estate	1,101	1,101
Real estate – mortgage	79	127
Total	1,205	1,228
TDR’s not in non-accrual	180	182
Total non-performing assets including TDR	$4,387	$7,224
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.61%	1.00%

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)  – (continued)

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)  – (continued)

The following table details the loans modified as TDRs during the three month period ended March 31, 2013 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$168	Extension of maturity date
Consumer	1	12	Extension of maturity date

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$1,314	Extension of maturity date

The following table details the loans modified as TDRs during the three month period ended March 31, 2012 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$140	Extension of maturity date

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	4	$2,527	Extension of maturity date

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

The following table presents the recorded investment in loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the reporting periods preceding January 1, 2013 and January 1, 2012, respectively, in the table below and subsequently defaulted during these reporting periods (in thousands).

	Three months ended March 31,
	2013	2012
Recorded investment of defaults
Commercial loan secured by real estate	$1,320	$32
Total	$1,320	$32

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)  – (continued)

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

	Three months ended March 31,
	2013	2012
Interest income due in accordance with original terms	$63	$84
Interest income recorded	—	—
Net reduction in interest income	$63	$84

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At March 31, 2013
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$—	—%
Advances	2015	4,000	0.52
	2016	6,000	0.71
	2017	5,000	0.91
	2018	1,000	1.13
Total advances		16,000	0.75
Total FHLB borrowings		$16,000	0.75%

	At December 31, 2012
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$15,660	0.25%
Advances	2015	4,000	0.52
	2016	5,000	0.74
	2017	4,000	0.92
Total advances		13,000	0.73
Total FHLB borrowings		$28,660	0.47%

The rate on Open Repo Plus advances can change daily, while the rates on the advances are fixed until the maturity of the advance.

11. Preferred Stock

SBLF:

On August 11, 2011, pursuant to the Small Business Lending Fund (SBLF), the Company issued and sold to the US Treasury 21,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E Preferred Stock) for the aggregate proceeds of $21 million. The SBLF is a voluntary program sponsored by the US Treasury that encourages small business lending by providing capital to qualified community banks at favorable rates. The initial interest rate on the Series E Preferred Stock had been initially set at 5% per annum and may be decreased to as low as 1% per annum if growth thresholds were met for qualified outstanding small business loans. The Company used the proceeds from the Series E Preferred Stock issued to the

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Preferred Stock  – (continued)

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

In addition to the applicable dividend rates described above, beginning on January 1, 2014 and on all dividend payment dates thereafter ending on April 1, 2016, if we fail to increase our level of QSBL compared to the Baseline, we will be required to pay a quarterly lending incentive fee of 0.5% of the liquidation value. As of March 31, 2013, the Company had increased its QSBL to a level that reduced the dividend rate to 1%. This 1% rate will continue at least through the third quarter of 2013.

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2013 (in thousands):

	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total
Balance at January 1, 2013	$4,141	$(9,520)	$(5,379)
Other comprehensive income (loss) before reclassifications	(320)	103	(217)
Amounts reclassified from accumulated other comprehensive loss	(47)	220	173
Net current period other comprehensive loss	(367)	323	(44)
Balance at March 31, 2013	$3,774	$(9,197)	$(5,423)

(1)	Amounts in parentheses indicate debits.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2013 (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss(1)	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities
	$(71)	Net realized gains on investment securities AFS
	(71)	Total before tax
	24	Provision for income tax expense
	$(47)	Net of tax
Amortization of defined benefit items(2)
Estimated net loss	$341	Salaries and employee benefits
Prior service cost	(5)	Salaries and employee benefits
Transition asset	(2)	Salaries and employee benefits
	334	Total before tax
	(114)	Provision for income tax expense
	$220	Net of tax
Total reclassifications for the period	$173	Net of tax

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

13. Regulatory Capital

The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital  – (continued)

amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2013, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.88% at March 31, 2013 (in thousands, except ratios).

	At March 31, 2013
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$123,873	16.11%	$61,510	8.00%	$76,887	10.00%
AmeriServ Financial Bank	101,589	13.34	60,924	8.00	76,155	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	114,237	14.86	30,755	4.00	46,132	6.00
AmeriServ Financial Bank	92,044	12.09	30,462	4.00	45,693	6.00
Tier 1 Capital (To Average Assets) Consolidated	114,237	11.58	39,475	4.00	49,343	5.00
AmeriServ Financial Bank	92,044	9.55	38,557	4.00	48,197	5.00

	At December 31, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$122,583	15.92%	$61,588	8.00%	$76,985	10.00%
AmeriServ Financial Bank	101,786	13.34	61,060	8.00	76,325	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	112,916	14.67	30,794	4.00	46,191	6.00
AmeriServ Financial Bank	92,200	12.08	30,530	4.00	45,795	6.00
Tier 1 Capital (To Average Assets) Consolidated	112,916	11.44	39,474	4.00	49,343	5.00
AmeriServ Financial Bank	92,200	9.55	38,616	4.00	48,269	5.00

14. Segment Results

The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The Company’s major business units include retail banking, commercial lending, trust, and investment/parent. The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. The businesses are

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Results  – (continued)

match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment. The key performance measure the Company focuses on for each business segment is net income contribution.

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

The contribution of the major business segments to the Consolidated Results of Operations for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three months ended March 31, 2013		March 31, 2013
	Total revenue	Net income (loss)	Total assets
Retail banking	$6,749	$823	$345,853
Commercial banking	3,887	1,045	488,817
Trust	1,985	176	4,336
Investment/Parent	(763)	(988)	160,712
Total	$11,858	$1,056	$999,718

	Three months ended March 31, 2012		March 31, 2012
	Total revenue	Net income (loss)	Total assets
Retail banking	$6,703	$841	$325,790
Commercial banking	3,594	1,246	447,279
Trust	1,977	252	4,243
Investment/Parent	(542)	(774)	190,089
Total	$11,732	$1,565	$967,401

15. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $141.6 million and standby letters of credit of $11.5 million as of March 31, 2013. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingent Liabilities  – (continued)

claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

16. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. Effective January 1, 2013, the Company amended the defined benefit pension plan to provide that employees hired on or after that date are not eligible to participate. Instead such employees are eligible to participate in a qualified 401(k) retirement plan. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Components of net periodic benefit cost
Service cost	$453	$373
Interest cost	291	299
Expected return on plan assets	(440)	(406)
Amortization of prior year service cost	(5)	(5)
Amortization of transition asset	(2)	(4)
Recognized net actuarial loss	341	262
Net periodic pension cost	$638	$519

The higher pension expense in 2013 reflects the negative impact that the low interest rate environment is having on the discount rate used to calculate the plan liabilities. This increasing pension cost was a key factor causing the Company to implement a soft freeze of its defined benefit pension plan to provide that non-union employees hired on or after January 1, 2013 are not eligible to participate. Instead, such employees are eligible to participate in a qualified 401(k) plan.

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures About Fair Value Measurements  – (continued)

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of March 31, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liability Measured on a Recurring Basis

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2013 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$6,903	$—	$6,903	$—
US Agency mortgage-backed securities	130,613	—	130,613	—
Corporate bonds	8,973	—	8,973	—
Fair value of swap asset	108	—	108	—
Fair value of swap liability	108	—	108	—

	Fair Value Measurements at December 31, 2012 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$5,911	$—	$5,911	$—
US Agency mortgage-backed securities	137,735	—	137,735	—
Corporate bonds	7,892	—	7,892	—
Fair value of swap asset	164	—	164	—
Fair value of swap liability	164	—	164	—

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At March 31, 2013, impaired loans with a carrying value of $2.3 million were reduced by a specific valuation allowance totaling $477,000 resulting in a net fair value of $1.9 million. At December 31, 2012, impaired loans with a carrying value of $4.8 million were reduced by a specific valuation allowance totaling $1.6 million resulting in a net fair value of $3.2 million.

Other real estate owned (OREO) is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures About Fair Value Measurements  – (continued)

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2013 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,862	$—	$—	$1,862
Other real estate owned	1,205	—	—	1,205

	Fair Value Measurements at December 31, 2012 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,220	$—	$—	$3,220
Other real estate owned	1,228	—	—	1,228

	Quantitative Information About Level 3 Fair Value Measurements
March 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
Impaired loans	$1,862	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses(2)	1% to 35% 1% to 15%
Other real estate owned	1,205	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses(2)	1% to 35% 1% to 20%

	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
Impaired loans	$3,220	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses(2)	1% to 35% 1% to 15%
Other real estate owned	1,228	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses(2)	1% to 35% 1% to 20%

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures About Fair Value Measurements  – (continued)

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at March 31, 2013 and December 31, 2012, were as follows (in thousands):

	March 31, 2013
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$39,556	$39,556	$39,556	$—	$—
Investment securities – AFS	146,489	146,489	—	146,489	—
Investment securities – HTM	16,377	16,847	—	13,853	2,994
Regulatory stock	5,690	5,690	5,690	—	—
Loans held for sale	3,941	4,031	4,031	—	—
Loans, net of allowance for loan loss and unearned income	702,951	710,806	—	—	710,806
Accrued income receivable	3,305	3,305	3,305	—	—
Bank owned life insurance	36,415	36,415	36,415	—	—
Fair value swap asset	108	108	—	108	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$534,741	$534,741	$534,741	$—	$—
Deposits with stated maturities	312,448	317,640	—	—	317,640
All other borrowings	29,085	33,137	—	—	33,137
Accrued interest payable	1,745	1,745	1,745	—	—
Fair value swap liability	108	108	—	108	—

	December 31, 2012
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$26,820	$26,820	$26,820	$—	$—
Investment securities – AFS	151,538	151,538	—	151,538	—
Investment securities – HTM	13,723	14,266	—	11,321	2,945
Regulatory stock	6,304	6,304	6,304	—	—
Loans held for sale	10,576	10,722	10,722	—	—
Loans, net of allowance for loan loss and unearned income	708,594	716,756	—	—	716,756
Accrued income receivable	2,960	2,960	2,960	—	—
Bank owned life insurance	36,214	36,214	36,214	—	—
Fair value swap asset	164	164	—	164	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$520,002	$520,002	$520,002	$—	$—
Deposits with stated maturities	315,732	320,930	—	—	320,930
Short-term borrowings	15,660	15,660	15,660	—	—
All other borrowings	26,085	30,442	—	—	30,442
Accrued interest payable	2,083	2,083	2,083	—	—
Fair value swap liability	164	164	—	164	—

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures About Fair Value Measurements  – (continued)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D.&A.”)

2013 FIRST QUARTER SUMMARY OVERVIEW.  On April 16, 2013, AmeriServ reported its financial results for the first quarter of 2013. Net income available to common shareholders was $1,004,000 or $0.05 per share. This represented a 47% increase over the fourth quarter of 2012 due to a number of positive factors. Deposits grew by $12 million, to the third highest quarterly total on record. Net interest income was essentially stable with the fourth quarter of 2012 and the net interest margin was actually four basis points higher than the 2012 fourth quarter. Mortgage originations continued strong following the 2012 record year. Operating expenses increased by 2.4% chiefly because of incentive payments to our lending staff.

However, the very positive news of the first quarter was the improved level of the asset quality of the loan portfolio. Non-performing assets declined by $2.8 million and now represent just 0.61% of total loans. This enables AmeriServ to report a loan loss reserve coverage of non-performing loans ratio of 344%, well above current industry norms. Considering that total loans had increased by $47 million since the first quarter of 2012, this is indicative of AmeriServ’s continuing focus on quality borrowers. Our lenders have been averaging over 400 calls per month on small and medium sized business throughout our communities.

The focus of our energetic calling strategy also continues to support our participation as a US Treasury designated Small Business Fund Lender. AmeriServ is now $44 million or 39.8% above its beginning point in the Treasury Fund. The Treasury Department has recognized this outstanding performance by reducing the annual dividend rate on the Treasury owned Preferred Stock from 5% to 1%. Assuming the Company maintains this level, this savings translates into a $200,000 per quarter increase in net income available for common shareholders.

As a regional community bank, AmeriServ recognizes its responsibilities to each of our communities. This is one reason why we are so pleased with our success in the mortgage origination field. AmeriServ has become a leading originator in its local markets. Additionally, we are recruiting mortgage originating personnel in our four Loan Production Offices so as to make our service available over a broader geography. One of the most rewarding parts of community banking is putting our friends and neighbors in houses they can make into homes.

The growing AmeriServ Trust and Financial Services Company also marked a new accommodation to aid clients. The investment nerve center of our West Chester Capital Advisors subsidiary moved to newly remodeled space on the 12th floor of AmeriServ’s headquarters. The area has been designed to welcome clients and prospective clients into a state of the art investment area. Our investment personnel are always prepared to provide individual counseling. They recognize that in such volatile economic times we all can use professional help in planning for the future.

This update would not be complete without a comment on our positioning in this rather volatile economy. AmeriServ maintains a capital base well beyond the standards required by the regulators. Additionally, AmeriServ always plans for a deep pool of liquid funds so the impact of unpleasant surprises can be mitigated. Then, of course, it is also necessary for a community bank to maintain high credit standards and to maintain close contact with our borrowing customers. As noted previously, our lenders have worked diligently to find quality borrowers, and they are always available for financial counsel and advice.

It does appear to us that investors are finally beginning to recognize the positive performance of AmeriServ. There was a 54% increase in the AmeriServ common stock price in 2012. This has continued into 2013 with an additional increase of 4.0% by March 31, 2013. Additionally, at the Annual Shareholders meeting on April 23, 2013, AmeriServ announced the reinstatement of a common stock quarterly cash dividend. A cash dividend of $0.01 per share on May 20, 2013 will be paid to shareholders of record as of May 6, 2013. Few actions have given us more pleasure than this announcement which shows how AmeriServ grows stronger every day.

We wait hopefully for this economic weakness to end. Our customers have tightened their belts and responded appropriately to the troubled economy. Unemployment continues at a cruelly high level as some employers continue to downsize. In such times, AmeriServ will continue to maintain a strong community bank without any of the fancy tricks that have caused trouble for so many banks and bankers. We promise to work hard every day to maintain public confidence in our company. This is a message that begins with our Board and is communicated by our management to every AmeriServ banker. It is still possible to operate a community bank which rewards its shareholders, offers a good career for its management and staff and is a source of economic strength for our communities.

THREE MONTHS ENDED MARCH 31, 2013 VS. THREE MONTHS ENDED MARCH 31, 2012

PERFORMANCE OVERVIEW.  The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended March 31, 2013	Three months ended March 31, 2012
Net income	$1,056	$1,565
Net income available to common shareholders	1,004	1,302
Diluted earnings per share	0.05	0.06
Return on average assets (annualized)	0.43%	0.65%
Return on average equity (annualized)	3.86%	5.60%

The Company reported first quarter 2013 net income of $1,056,000 and net income available to common shareholders of $1,004,000 or $0.05 per diluted common share. While net income decreased by 32.5% when compared to the first quarter of 2012, earnings per share declined by a lesser amount of 16.7% due to a lower dividend paid on the SBLF preferred stock and fewer common shares outstanding due to success of the Company’s recently completed common stock repurchase program. The Company has been successful in growing commercial loans in categories that qualify for the SBLF. As such, the dividend rate that AmeriServ currently pays on the SBLF preferred stock dropped from 5% to 1% — the lowest rate available under the SBLF program. This 1% dividend rate is expected to continue throughout 2013 which saves the Company $200,000 in preferred dividends on a quarterly basis. Overall, improvements in asset quality continued to result in a credit provision for loan losses in the first quarter of 2013 but at a lesser level than in the first quarter of 2012. The Company’s 2013 first quarter net income was also negatively impacted by a higher level of non-interest expense and a slight decline in net interest income. These negative items were partially offset by higher non-interest income and reduced income tax expense in the first quarter of 2013.

NET INTEREST INCOME AND MARGIN.  The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company's earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company's net interest income performance for the first quarter of 2013 to the first quarter of 2012 (in thousands, except percentages):

	Three months ended March 31, 2013	Three months ended March 31, 2012	$ Change	% Change
Interest income	$9,702	$10,124	$(422)	(4.2)%
Interest expense	1,660	2,066	(406)	(19.7)
Net interest income	$8,042	$8,058	$(16)	(0.2)
Net interest margin	3.59%	3.70%	(0.11)	N/M

N/M — not meaningful

The Company’s net interest income in the first quarter of 2013 has been relatively stable as it decreased by only $16,000 or 0.2% when compared to the first quarter of 2012. The Company’s first quarter 2013 net interest margin of 3.59% was 11 basis points lower than the net interest margin of 3.70% for the first quarter of 2012. The lower net interest margin reflects the challenges of a flatter yield curve which has pressured interest revenue and demonstrates the impact of Federal Reserve low interest rate policies. The Company has been able to counteract some of this net interest margin pressure and keep net interest income relatively constant by reducing its cost of funds and growing its earning assets, particularly loans. Specifically, total loans have averaged $728 million in the first quarter of 2013, which is $61 million or 9.1% higher than the

$667 million average in the first quarter of 2012. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied commercial real estate loans which qualify as Small Business Lending Fund (SBLF) loans, particularly through its loan production offices.

Despite this solid growth in loans, total interest revenue dropped by $422,000 between years and reflects the lower interest rate environment. Interest revenue has also been negatively impacted by premium amortization on mortgage backed securities due to accelerated mortgage prepayment speeds and lower overall total investment security balances. However, careful management of funding costs has allowed the Company to mitigate a significant portion of this drop in interest revenue during the past year. Specifically, total interest expense for the first quarter of 2013 declined by $406,000 from the first quarter of 2012 due to the Company’s proactive efforts to reduce deposit costs. Even with this reduction in deposit costs, the Company still experienced solid growth in deposits which increased by $27 million or 3.3% over the past year. The Company continues to maintain strong liquidity as evidenced by a loan to deposit ratio of 84.7% at March 31, 2013.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2013 and March 31, 2012 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended March 31 (In thousands, except percentages)

	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$727,505	$8,635	4.75%	$666,575	$8,734	5.21%
Interest bearing deposits	8,339	1	0.07	4,027	1	0.11
Short-term investment in money market funds	3,209	2	0.25	5,168	3	0.33
Investment securities – AFS	147,588	956	2.59	181,905	1,279	2.81
Investment securities – HTM	16,048	115	2.87	12,671	112	3.54
Total investment securities	163,636	1,071	2.62	194,576	1,391	2.86
Total interest earning assets/interest income	902,689	9,709	4.33	870,346	10,129	4.66
Non-interest earning assets:
Cash and due from banks	17,220			17,163
Premises and equipment	12,151			10,826
Other assets	81,999			82,302
Allowance for loan losses	(12,548)			(14,486)
TOTAL ASSETS	$1,001,511			$966,151

	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$62,978	$27	0.17%	$56,346	$28	0.20%
Savings	87,195	34	0.16	83,678	52	0.25
Money markets	213,203	187	0.36	202,156	238	0.47
Other time	314,019	1,102	1.42	327,680	1,444	1.77
Total interest bearing deposits	677,395	1,350	0.81	669,860	1,762	1.06
Short-term borrowings:
Other short-term borrowings	7,864	5	0.26	4,233	4	0.35
Advances from Federal Home Loan Bank	15,548	25	0.64	8,493	20	0.99
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	713,892	1,660	0.94	695,671	2,066	1.19
Non-interest bearing liabilities:
Demand deposits	158,251			142,106
Other liabilities	18,409			16,067
Shareholders' equity	110,959			112,307
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,001,511			$966,151
Interest rate spread			3.39			3.47
Net interest income/Net interest margin		8,049	3.59%		8,063	3.70%
Tax-equivalent adjustment		(7)			(5)
Net Interest Income		$8,042			$8,058

PROVISION FOR LOAN LOSSES.  Improvements in asset quality evidenced by lower levels of non-performing assets and classified loans allowed the Company to again reverse a portion of the allowance for loan losses into earnings in the first quarter of 2013 while still maintaining especially strong coverage ratios. During the first quarter of 2013, total non-performing assets declined to $4.4 million or 0.61% of total loans as a result of successful ongoing resolution efforts. Classified loans (loans rated substandard or doubtful) also dropped by $8 million or 35.7% during this same period due to the improving financial condition of certain borrowers and, to a lesser extent, charge-offs of loans that were previously classified. As a result of these improvements, the Company recorded a negative provision for loan losses of $250,000 in the first quarter of 2013 compared to a negative provision of $625,000 in the first quarter of 2012. Consequently, there has been $375,000 less earnings benefit from a negative loan loss provision in 2013. Net charge-offs in the first quarter of 2013 totaled $1.4 million or 0.76% of total loans, compared to net charge-offs of $220,000 or 0.13% of total loans in the first quarter of 2012. The higher net charge-offs in the first quarter of 2013 reflect the resolution of a $2 million problem commercial real estate loan for which the Company had previously established reserves for in 2012. When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, non-performing assets, loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends. In summary, the allowance for loan losses provided 344% coverage of non-performing loans, and was 1.54% of total loans, at March 31, 2013, compared to 210% of non-performing loans, and 1.74% of total loans, at December 31, 2012.

NON-INTEREST INCOME.  Non-interest income for the first quarter of 2013 totaled $3.8 million and increased $142,000, or 3.9%, from the first quarter 2012 performance. Factors contributing to this higher level of non-interest income in 2013 included:

*	a $110,000 increase in gains realized on residential mortgage loan sales into the secondary market due to increased mortgage loan production in the first quarter of 2013. The lower long term interest rate environment, resulting from the Federal Reserve’s interest rate policies, has contributed to increased mortgage purchase and refinance activity in 2013.
*	a $71,000 increase in investment security gains in the first quarter of 2013 due to the sale of several smaller balance mortgage backed securities that were experiencing rapid prepayment speeds. There were no investments security sales in the first quarter of 2012.

NON-INTEREST EXPENSE.  Non-interest expense for the first quarter of 2013 totaled $10.6 million and increased by $508,000, or 5.0%, from the prior year’s first quarter. Factors contributing to the higher non-interest expense in 2013 included:

*	a $345,000 increase in salaries and employee benefits expense due to higher salaries expense, incentive compensation and pension expense in the first quarter of 2013. The higher incentive compensation relates to incentives earned on the increased levels of both residential mortgage and commercial loan production. The higher pension expense relates to the Company’s defined benefit pension plan and reflects the negative impact that the low interest rate environment is having on the discount rate used to calculate the plan liabilities. This increasing pension cost was a key factor causing the Company to implement a soft freeze of its defined benefit pension plan to provide that non-union employees hired on or after January 1, 2013 are not eligible to participate. Instead, such employees are eligible to participate in a qualified 401(k) retirement plan.
*	a $112,000 increase in professional fees expense due largely to higher legal costs and moderate increases in several other professional fee categories.

INCOME TAX EXPENSE.  The Company recorded an income tax expense of $430,000 or an effective tax rate of 28.9% for the first quarter of 2013 compared to an income tax expense of $678,000 or an effective tax rate of 30.2% for the first quarter of 2012. The lower income tax expense and effective rate in 2013 reflects the Company’s reduced pre-tax earnings combined with a relatively consistent level of tax free earnings from bank owned life insurance. The Company’s deferred tax asset was $11.1 million at March 31, 2013 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

SEGMENT RESULTS.  Retail banking’s net income contribution was $823,000 in the first quarter of 2013 which was comparable with the $841,000 net income contribution for the first quarter of 2012. The relatively consistent performance in 2013 reflects continued growth in non-interest income due to strong residential mortgage banking revenues. This non-interest revenue growth was offset by slightly lower net interest income and modestly higher non-interest expense due in part to greater occupancy costs reflecting the more difficult winter weather conditions in 2013.

The commercial banking segment reported net income contributions of $1.0 million in the first quarter of 2013 compared to $1.2 million for the same 2012 period. Sustained improvements in asset quality continued to result in a credit provision for loan losses in 2013 but at a lesser level than 2012. Overall, there has been $340,000 less earnings benefit from negative loan loss provisions in this segment in 2013. This segment did benefit from higher net interest income due to increased loan balances in 2013. But this was partially offset by greater non-interest expense due largely to higher personnel expense and the costs associated with all three new loan production offices being operational for the full quarter in 2013 when compared to only part of the quarter in 2012.

The trust segment’s net income contribution amounted to $176,000 for the first quarter of 2013 compared to $252,000 for the same 2012 period. The reduced net income contribution in 2013 is due to higher non-interest expense as total revenue has been relatively consistent between periods. The higher non-interest expense reflects increased personnel costs and legal fees.

The investment/parent segment reported a net loss of $988,000 in the first quarter of 2013 compared to the net loss of $774,000 for the first three months of 2012. A reduced level of investment securities and declining yields in the investment securities portfolio due to the continued low interest rate environment have impacted this segment the most.

BALANCE SHEET.  The Company's total consolidated assets were $1.0 billion at March 31, 2013, which was substantially unchanged from December 31, 2012. However, the Company did experience an increase in short-term liquidity during the first quarter of 2013 as evidenced by the $13 million increase in cash and cash equivalents. This was due largely to a $14 million decline in loans and loans held for sale as the Company did experience some pay-offs of some larger commercial loans in the first quarter. The decrease in loans held for sale reflects a very active quarter of sales of newly originated fixed rate mortgage loans into the secondary market.

The Company’s deposits totaled $847 million at March 31, 2013, which was $11.5 million or 1.4% higher than December 31, 2012, due to an increase in both demand deposits and low cost interest bearing business NOW account balances. As a result of this deposit growth, we were able to reduce total FHLB borrowings by $12.7 million during the first three months of 2013. These borrowings now represent less than 1.6% of total assets. The Company’s total shareholders’ equity increased by $1 million and now totals $111 million. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 16.11%, and an asset leverage ratio of 11.58% at March 31, 2013. The Company’s book value per common share was $4.72, its tangible book value per common share was $4.06, and its tangible common equity to tangible assets ratio was 7.88% at March 31, 2013.

LOAN QUALITY.  The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	March 31, 2013	December 31, 2012	March 31, 2012
Total accruing loan delinquency (past due 30 to 89 days)	$3,251	$3,456	$2,490
Total non-accrual loans	3,002	5,814	4,510
Total non-performing assets including TDR*	4,387	7,224	4,801
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.46%	0.48%	0.37%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.42	0.81	0.67
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.61	1.00	0.72
Non-performing assets as a percentage of total assets	0.44	0.72	0.51
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.76	0.19	0.13
Annualized provision (credit) for loan losses	(0.14)	(0.11)	(0.38)
Total classified loans (loans rated substandard or doubtful)	$14,606	$22,717	$19,664

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company achieved further asset quality improvements in the first quarter of 2013. These improvements are evidenced by reduced levels of non-accrual loans, non-performing assets, classified assets and low loan delinquency levels that continue to be well below 1% of total loans. We continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2013, the 25 largest credits represented 28.9% of total loans outstanding.

ALLOWANCE FOR LOAN LOSSES.  The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31, 2013	December 31, 2012	March 31, 2012
Allowance for loan losses	$10,960	$12,571	$13,778
Allowance for loan losses as a percentage of each of the following:
total loans, net of unearned income	1.54%	1.74%	2.05%
total accruing delinquent loans (past due 30 to 89 days)	337.13	363.74	553.33
total non-accrual loans	365.09	216.22	305.50
total non-performing assets	249.83	174.02	278.85

The Company has reversed a portion of the allowance for loan losses into earnings in both 2013 and 2012 due to the previously discussed sustained improvement in asset quality. As a result of this reversal and higher net charge-off levels in the first quarter of 2013, the balance in the allowance for loan losses has declined but the Company has been able to still maintain strong coverage of non-accrual loans and non-performing assets as indicated in the above table.

LIQUIDITY.  The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past three years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to either fund loan growth, paydown borrowings, or reinvested back into the securities portfolio. We strive to operate our loan to deposit ratio in a range of 85% to 95%. At March 31, 2013, the Company’s loan to deposit ratio was 84.3%. We are optimistic that we can increase the loan to deposit ratio in the future given improved commercial loan pipelines, the further development of three new loan production offices, and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $12.7 million from December 31, 2012, to March 31, 2013, due to $7.2 million of cash provided by investing activities and $6.8 million of cash provided by operating activities. This was partially offset by $1.3 million of cash used by financing activities. Within investing activities, cash provided from investment security maturities and sales exceeded cash used for new investment security purchases by $1.7 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $37.8 million and was $5.9 million lower than the $43.7 million of cash received from loan principal payments and participations. Within financing activities, deposit growth provided $11.5 million of cash. This was offset by $12.7 million of net cash used to paydown borrowings. At March 31, 2013, the Company had immediately available $337 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $17.3 million of cash, short-term investments, and securities at March 31, 2013, which represented an increase of approximately $1 million since year-end 2012. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At March 31, 2013, our subsidiary Bank had $2.5 million of cash available for immediate dividends to the holding company under the applicable regulatory formulas. As such, the holding company has strong liquidity to meet its trust preferred debt service requirements and preferred stock dividends, which should approximate $1.2 million over the next twelve months. Additionally, the Company has ample cash to provide for its recently announced $0.01 per share quarterly common stock cash dividend which will require $192,000 of cash on a quarterly basis.

CAPITAL RESOURCES.  The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.58% and the risk based capital ratio was 16.11% at March 31, 2013. The Company’s tangible common equity to tangible assets ratio was 7.88% at March 31, 2013. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2013. Capital generated from earnings will be utilized to pay the SBLF preferred dividend and recently announced common stock cash dividend and will also support anticipated balance sheet growth.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	4.7%	30.2%
100bp increase	3.3	18.2
100bp decrease	(3.8)	(12.9)

The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at 0.25%. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and scheduled repricing of loans tied to LIBOR or prime. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

OFF BALANCE SHEET ARRANGEMENTS.  The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $141.6 million and standby letters of credit of $11.5 million as of March 31, 2013. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $8.7 million, or 79%, of the total allowance for loan losses at March 31, 2013 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. As of March 31, 2013, goodwill was not considered impaired; however, deteriorating economic conditions could result in impairment, which could adversely affect earnings in future periods.

ACCOUNT — Income Taxes
BALANCE SHEET REFERENCE — Net deferred tax asset
INCOME STATEMENT REFERENCE — Provision for income tax expense
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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of March 31, 2013, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At March 31, 2013, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

FORWARD LOOKING STATEMENT.

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, AmeriServ will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build AmeriServ into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — it is the existing and prospective customer that AmeriServ must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. AmeriServ is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.
•	Revenue Growth — It is necessary for AmeriServ to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through the opening of several loan production offices. There will be a particular focus on small business commercial lending so that we can maintain the interest rate paid on our SBLF preferred stock at its lowest possible level. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.
•	Expense Rationalization — AmeriServ Financial remains focused on trying to rationalize expenses. This has not been a program of broad based cuts, but has been targeted so AmeriServ stays strong but spends less. However, this initiative takes on new importance because it is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

This Form 10-Q contains various forward-looking statements and includes assumptions concerning the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results, and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions. These forward-looking statements are based upon current expectations, are subject to risk and uncertainties and are applicable only as of the dates of such statements. Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Form 10-Q. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company’s control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.  The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of the M.D.&A.

Item 4. CONTROLS AND PROCEDURES.  (a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2013, are effective.

(b) Changes in Internal Controls. There have been no changes in AmeriServ Financial Inc.’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011, exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011.
3.2	Bylaws, as amended and restated on December 17, 2009, Exhibit 3.2 to the Form 8-K filed December 23, 2009.
15.1	Report of S.R. Snodgrass, A.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, A.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Consolidated Financial Statements (unaudited).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc. Registrant
Date: May 10, 2013	/s/ Glenn L. Wilson Glenn L. Wilson President and Chief Executive Officer
Date: May 10, 2013	/s/ Jeffrey A. Stopko Jeffrey A. Stopko Executive Vice President and Chief Financial Officer