Form 10-Q
period 2013-06-30
AMERISERV FINANCIAL INC /PA/
filed 2013-08-09
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2013
Common Stock, par value $0.01	18,784,188

AmeriServ Financial, Inc.
INDEX

i

Item 1. Financial Statements

AMERISERV FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from depository institutions	$16,364	$17,808
Interest bearing deposits	2,965	1,730
Short-term investments in money market funds	6,326	7,282
Total cash and cash equivalents	25,655	26,820
Investment securities:
Available for sale	149,656	151,538
Held to maturity (fair value $18,479 on June 30, 2013 and $14,266 on December 31, 2012)	18,628	13,723
Loans held for sale	6,625	10,576
Loans	745,516	721,802
Less: Unearned income	619	637
Allowance for loan losses	11,145	12,571
Net loans	733,752	708,594
Premises and equipment, net	12,844	11,798
Accrued interest income receivable	3,242	2,960
Goodwill	12,613	12,613
Bank owned life insurance	36,260	36,214
Net deferred tax asset	11,606	11,467
Federal Home Loan Bank stock	4,866	4,179
Federal Reserve Bank stock	2,125	2,125
Prepaid federal deposit insurance	—	1,444
Other assets	7,212	6,940
TOTAL ASSETS	$1,025,084	$1,000,991
LIABILITIES
Non-interest bearing deposits	$159,287	$156,223
Interest bearing deposits	680,985	679,511
Total deposits	840,272	835,734
Short-term borrowings	34,292	15,660
Advances from Federal Home Loan Bank	16,000	13,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	63,377	41,745
Other liabilities	12,153	13,044
TOTAL LIABILITIES	915,802	890,523
SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on June 30, 2013 and December 31, 2012	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,402,007 shares issued and 18,784,188 outstanding on June 30, 2013; 26,398,540 shares issued and 19,164,721 outstanding on December 31, 2012	264	264
Treasury stock at cost, 7,617,819 and 7,233,819 shares on June 30, 2013 and December 31, 2012, respectively	(74,829)	(73,658)
Capital surplus	145,139	145,102
Retained earnings	24,971	23,139
Accumulated other comprehensive loss, net	(7,263)	(5,379)
TOTAL SHAREHOLDERS' EQUITY	109,282	110,468
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,025,084	$1,000,991

See accompanying notes to unaudited consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$8,590	$8,552	$17,218	$17,281
Interest bearing deposits	3	5	4	6
Short-term investments in money market funds	4	7	6	10
Investment securities:
Available for sale	907	1,210	1,863	2,489
Held to maturity	123	111	238	223
Total Interest Income	9,627	9,885	19,329	20,009
INTEREST EXPENSE
Deposits	1,288	1,668	2,638	3,430
Short-term borrowings	8	—	13	4
Advances from Federal Home Loan Bank	30	16	55	36
Guaranteed junior subordinated deferrable interest debentures	280	280	560	560
Total Interest Expense	1,606	1,964	3,266	4,030
NET INTEREST INCOME	8,021	7,921	16,063	15,979
Provision (credit) for loan losses	150	(500)	(100)	(1,125)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	7,871	8,421	16,163	17,104
NON-INTEREST INCOME
Trust fees	1,779	1,628	3,446	3,325
Investment advisory fees	220	177	434	370
Net realized gains on investment securities	—	12	71	12
Net gains on sale of loans	241	251	627	527
Service charges on deposit accounts	538	517	1,049	1,052
Bank owned life insurance	388	212	589	427
Other income	909	936	1,675	1,694
Total Non-Interest Income	4,075	3,733	7,891	7,407
NON-INTEREST EXPENSE
Salaries and employee benefits	6,176	5,976	12,507	11,962
Net occupancy expense	751	702	1,524	1,431
Equipment expense	455	473	910	924
Professional fees	1,150	937	2,185	1,860
Supplies, postage and freight	211	200	422	433
Miscellaneous taxes and insurance	365	355	741	710
Federal deposit insurance expense	151	114	285	243
Other expense	1,183	1,310	2,490	2,618
Total Non-Interest Expense	10,442	10,067	21,064	20,181
PRETAX INCOME	1,504	2,087	2,990	4,330
Provision for income tax expense	434	655	864	1,333
NET INCOME	1,070	1,432	2,126	2,997
Preferred stock dividends	52	262	104	525
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,018	$1,170	$2,022	$2,472
PER COMMON SHARE DATA:
Basic:
Net income	$0.05	$0.06	$0.11	$0.12
Average number of shares outstanding	19,039	19,584	19,103	20,132
Diluted:
Net income	$0.05	$0.06	$0.11	$0.12
Average number of shares outstanding	19,128	19,652	19,192	20,186
Cash dividends declared	$0.01	$0.00	$0.01	$0.00

See accompanying notes to unaudited consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
COMPREHENSIVE INCOME (LOSS)
Net income	$1,070	$1,432	$2,126	$2,997
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	334	254	823	(148)
Income tax effect	(114)	(86)	(280)	50
Unrealized holding gains (losses) on available for sale securities arising during period	(3,122)	281	(3,604)	218
Income tax effect	1,062	(97)	1,224	(74)
Reclassification adjustment for gains on available for sale securities included in net income	—	(12)	(71)	(12)
Income tax effect	—	4	24	4
Other comprehensive income (loss)	(1,840)	344	(1,884)	38
Comprehensive income (loss)	$(770)	$1,776	$242	$3,035

See accompanying notes to unaudited consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$2,126	$2,997
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(100)	(1,125)
Depreciation expense	782	766
Net amortization of investment securities	449	533
Net realized gains on investment securities available for sale	(71)	(12)
Net gains on loans held for sale	(627)	(527)
Amortization of deferred loan fees	(159)	(86)
Origination of mortgage loans held for sale	(33,789)	(39,517)
Sales of mortgage loans held for sale	38,367	41,145
Decrease (increase) in accrued interest income receivable	(282)	57
Decrease in accrued interest payable	(526)	(492)
Earnings on bank owned life insurance	(402)	(427)
Deferred income taxes	831	1,247
Stock based compensation expense	37	9
Decrease in prepaid Federal Deposit Insurance	1,444	200
Other, net	683	(621)
Net cash provided by operating activities	8,763	4,147
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(30,907)	(27,237)
Purchases of investment securities – held to maturity	(6,432)	(3,583)
Proceeds from sales of investment securities – available for sale	1,218	4,221
Proceeds from maturities of investment securities – available for sale	27,547	28,730
Proceeds from maturities of investment securities – held to maturity	1,496	964
Purchases of regulatory stock	(2,316)	—
Proceeds from redemption of regulatory stock	1,629	574
Long-term loans originated	(96,463)	(124,086)
Principal collected on long-term loans	77,971	103,653
Loans purchased or participated	(8,000)	(10,000)
Loans sold or participated	1,000	8,500
Proceeds from sale of other real estate owned	173	24
Proceeds from life insurance policy	356	—
Purchases of premises and equipment	(1,826)	(977)
Net cash used in investing activities	(34,554)	(19,217)
FINANCING ACTIVITIES
Net increase in deposit balances	4,459	37,613
Net increase (decrease) in other short-term borrowings	18,632	(15,765)
Principal borrowings on advances from Federal Home Loan Bank	9,000	—
Principal repayments on advances from Federal Home Loan Bank	(6,000)	(3,000)
Purchases of treasury stock	(1,171)	(4,061)
Common stock dividends	(190)	—
Preferred stock dividends	(104)	(525)
Net cash provided by financing activities	24,626	14,262
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,165)	(808)
CASH AND CASH EQUIVALENTS AT JANUARY 1	26,820	34,783
CASH AND CASH EQUIVALENTS AT JUNE 30	$25,655	$33,975

See accompanying notes to unaudited consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 18 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.6 billion that are not reported on the Company’s balance sheet at June 30, 2013. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

3. Accounting Policies

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company’s disclosures reflecting the impact on its financial statements are presented in Note 12.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss,

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Accounting Policies  – (continued)

or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options and warrants to purchase 101,070 common shares, at exercise prices ranging from $3.23 to $5.75, and 244,083 common shares, at exercise prices ranging from $2.75 to $6.10, were outstanding as of June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Net income	$1,070	$1,432	$2,126	$2,997
Preferred stock dividends	52	262	104	525
Net income available to common shareholders	$1,018	$1,170	$2,022	$2,472
Denominator:
Weighted average common shares outstanding (basic)	19,039	19,584	19,103	20,132
Effect of stock options	89	68	89	54
Weighted average common shares outstanding (diluted)	19,128	19,652	19,192	20,186
Earnings per common share:
Basic	$0.05	$0.06	$0.11	$0.12
Diluted	0.05	0.06	0.11	0.12

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds. The Company made $34,000 in income tax payments in the first six months of 2013 as compared to $35,000 for the first six months of 2012. The Company made total interest payments of $3,792,000 in the first six months of 2013 compared to $4,522,000 in the same 2012 period. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $593,000 and $770,000 in the first six months of 2013 and 2012, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	June 30, 2013
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$8,049	$39	$(164)	$7,924
US Agency mortgage-backed securities	127,018	3,881	(928)	129,971
Corporate bonds	11,991	30	(260)	11,761
Total	$147,058	$3,950	$(1,352)	$149,656

Investment securities held to maturity (HTM):

	June 30, 2013
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$13,621	$325	$(330)	$13,616
Taxable municipal	1,012	—	(61)	951
Corporate bonds and other securities	3,995	—	(83)	3,912
Total	$18,628	$325	$(474)	$18,479

Investment securities available for sale (AFS):

	December 31, 2012
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$5,848	$70	$(7)	$5,911
US Agency mortgage-backed securities	131,425	6,320	(10)	137,735
Corporate bonds	7,992	3	(103)	7,892
Total	$145,265	$6,393	$(120)	$151,538

Investment securities held to maturity (HTM):

	December 31, 2012
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$9,318	$578	$—	$9,896
Taxable municipal	410	6	—	416
Corporate bonds and other securities	3,995	14	(55)	3,954
Total	$13,723	$598	$(55)	$14,266

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of “A.” At June 30, 2013, 89.7% of the portfolio was rated “AAA” as compared to 92.2% at December 31, 2012. 1.2% of the portfolio was either rated below “A” or unrated at June 30, 2013. The Company has no exposure to subprime mortgage loans in the investment portfolio. At June 30, 2013, the Company’s consolidated investment securities portfolio had a modified duration of approximately 2.89 years.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Total proceeds from the sale of AFS securities for the first six months of 2013 were $1.2 million resulting in $71,000 of gross investment security gains. There were no sales of investment securities in the three months ended June 30, 2013. Total proceeds from the sale of AFS securities for the first six months of 2012 were $4.2 million resulting in $59,000 of gross investment security gains and $47,000 of gross investment security losses. All of the investment security sales activity for 2012 occurred in the second quarter.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $95,910,000 at June 30, 2013 and $94,206,000 at December 31, 2012.

The following tables present information concerning investments with unrealized losses as of June 30, 2013 and December 31, 2012 (in thousands):

Investment securities available for sale:

	June 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$5,885	$(164)	$—	$—	$5,885	$(164)
US Agency mortgage-backed securities	35,465	(928)	—	—	35,465	(928)
Corporate bonds	6,796	(195)	2,935	(65)	9,731	(260)
Total	$48,146	$(1,287)	$2,935	$(65)	$51,081	$(1,352)

Investment securities held to maturity:

	June 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency mortgage-backed securities	$7,594	$(330)	$—	$—	$7,594	$(330)
Taxable municipal	951	(61)	—	—	951	(61)
Corporate bonds and other securities	919	(76)	2,993	(7)	3,912	(83)
Total	$9,464	$(467)	$2,993	$(7)	$12,457	$(474)

Investment securities available for sale:

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$993	$(7)	$—	$—	$993	$(7)
US Agency mortgage-backed securities	1,140	(8)	349	(2)	1,489	(10)
Corporate bonds	6,898	(103)	—	—	6,898	(103)
Total	$9,031	$(118)	$349	$(2)	$9,380	$(120)

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

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 53 positions that are considered temporarily impaired at June 30, 2013. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at June 30, 2013 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Investment securities available for sale:

	June 30, 2013
Cost Basis	US Agency	US Agency Mortgage-Backed Securities	Corporate Bonds	Total Investment Securities Available For Sale
After 1 year but within 5 years	$7,049	$1,159	$7,993	$16,201
After 5 years but within 10 years	1,000	14,051	3,998	19,049
After 10 years but within 15 years	—	60,386	—	60,386
Over 15 years	—	51,422	—	51,422
Total	$8,049	$127,018	$11,991	$147,058

	June 30, 2013
Fair Value	US Agency	US Agency Mortgage-Backed Securities	Corporate Bonds	Total Investment Securities Available For Sale
After 1 year but within 5 years	$6,970	$1,235	$7,900	$16,105
After 5 years but within 10 years	954	14,501	3,861	19,316
After 10 years but within 15 years	—	61,233	—	61,233
Over 15 years	—	53,002	—	53,002
Total	$7,924	$129,971	$11,761	$149,656

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Investment securities held to maturity:

	June 30, 2013
Cost Basis	US Agency Mortgage-Backed Securities	Corporate Bonds and Other Securities	Total Investment Securities Held To Maturity
Within 1 year	$—	$2,000	$2,000
After 1 year but within 5 years	—	1,000	1,000
After 5 years but within 10 years	1,777	—	1,777
After 10 years but within 15 years	—	1,012	1,012
Over 15 years	11,844	995	12,839
Total	$13,621	$5,007	$18,628

	June 30, 2013
Fair Value	US Agency Mortgage-Backed Securities	Corporate Bonds and Other Securities	Total Investment Securities Held To Maturity
Within 1 year	$—	$2,000	$2,000
After 1 year but within 5 years	—	993	993
After 5 years but within 10 years	1,662	—	1,662
After 10 years but within 15 years	—	950	950
Over 15 years	11,954	920	12,874
Total	$13,616	$4,863	$18,479

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Commercial	$116,153	$102,822
Commercial loans secured by real estate	390,044	383,339
Real estate – mortgage	221,736	217,584
Consumer	16,964	17,420
Loans, net of unearned income	$744,897	$721,165

Loan balances at June 30, 2013 and December 31, 2012 are net of unearned income of $619,000 and $637,000, respectively. Real estate-construction loans comprised 2.6%, and 2.0% of total loans, net of unearned income, at June 30, 2013 and December 31, 2012, respectively. The Company has no exposure to subprime mortgage loans in the loan portfolio.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and six month periods ending June 30, 2013 and 2012 (in thousands).

	Balance at March 31, 2013	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2013
Commercial	$2,667	$—	$20	$93	$2,780
Commercial loans secured by real estate	5,989	—	34	(40)	5,983
Real estate-mortgage	1,267	(18)	12	18	1,279
Consumer	147	(41)	28	12	146
Allocation for general risk	890	—	—	67	957
Total	$10,960	$(59)	$94	$150	$11,145

	Balance at March 31, 2012	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2012
Commercial	$2,483	$—	$90	$(221)	$2,352
Commercial loans secured by real estate	8,555	(31)	170	(316)	8,378
Real estate-mortgage	1,250	(99)	5	50	1,206
Consumer	166	(107)	11	85	155
Allocation for general risk	1,324	—	—	(98)	1,226
Total	$13,778	$(237)	$276	$(500)	$13,317

	Balance at December 31, 2012	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2013
Commercial	$2,596	$—	$31	$153	$2,780
Commercial loans secured by real estate	7,796	(1,480)	142	(475)	5,983
Real estate-mortgage	1,269	(47)	67	(10)	1,279
Consumer	150	(79)	40	35	146
Allocation for general risk	760	—	—	197	957
Total	$12,571	$(1,606)	$280	$(100)	$11,145

	Balance at December 31, 2011	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2012
Commercial	$2,365	$(99)	$112	$(26)	$2,352
Commercial loans secured by real estate	9,400	(172)	200	(1,050)	8,378
Real estate-mortgage	1,270	(139)	29	46	1,206
Consumer	174	(134)	22	93	155
Allocation for general risk	1,414	—	—	(188)	1,226
Total	$14,623	$(544)	$363	$(1,125)	$13,317

As a result of successful ongoing problem credit resolution efforts, the Company achieved further asset quality improvements in the first six months of 2013. These improvements are evidenced by reduced levels of non-accrual loans, non-performing assets, classified assets and low loan delinquency levels that continue to be well below 1% of total loans. The higher charge-off in the commercial loans secured by real estate relate primarily to one loan for which a specific reserve had been previously established. The largest portion of the credit provision occurred in commercial loans secured by real-estate as this is the category that experienced the most meaningful improvement in asset quality.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At June 30, 2013
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$—	$2,238	$—	$12	$2,250
Collectively evaluated for impairment	116,153	387,806	221,736	16,952	742,647
Total loans	$116,153	$390,044	$221,736	$16,964	$744,897

	At June 30, 2013
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$—	$747	$—	$—	$—	$747
General reserve allocation	2,780	5,236	1,279	146	957	10,398
Total allowance for loan losses	$2,780	$5,983	$1,279	$146	$957	$11,145

	At December 31, 2012
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$—	$4,793	$—	$13	$4,806
Collectively evaluated for impairment	102,822	378,546	217,584	17,407	716,359
Total loans	$102,822	$383,339	$217,584	$17,420	$721,165

	At December 31, 2012
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$—	$1,586	$—	$—	$—	$1,586
General reserve allocation	2,596	6,210	1,269	150	760	10,985
Total allowance for loan losses	$2,596	$7,796	$1,269	$150	$760	$12,571

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The loan segments used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio and therefore, no further disaggregation into classes is necessary. The overall risk profile for the commercial loan segment is impacted by non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, as a meaningful but declining portion of the commercial portfolio is centered in these types of accounts. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans and home equity loans. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

	June 30, 2013
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$2,187	$747	$51	$2,238	$2,320
Consumer	—	—	12	12	12
Total impaired loans	$2,187	$747	$63	$2,250	$2,332

	December 31, 2012
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$4,239	$1,586	$554	$4,793	$4,850
Consumer	—	—	13	13	13
Total impaired loans	$4,239	$1,586	$567	$4,806	$4,863

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Average loan balance:
Commercial	$—	$—	$—	$17
Commercial loans secured by real estate	2,294	3,350	3,131	3,506
Consumer	12	—	12	—
Average investment in impaired loans	$2,306	$3,350	$3,143	$3,523
Interest income recognized:
Commercial	$—	$—	$—	$—
Commercial loans secured by real estate	—	—	—	—
Consumer	—	—	—	—
Interest income recognized on a cash basis on impaired loans	$—	$—	$—	$—

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized. The first five “Pass” categories are aggregated, while the Pass-6, Special Mention, Substandard and Doubtful categories are disaggregated to separate pools.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2013 requires review of a minimum 55% of the commercial loan portfolio.

In addition to loan monitoring by the account officer and Loan Review Department, the Company also requires presentation of all credits rated Pass-6 with aggregate balances greater than $1,000,000, all credits rated Special Mention or Substandard with aggregate balances greater than $250,000, and all credits rated Doubtful with aggregate balances greater than $100,000 on an individual basis to the Company’s Loan Loss Reserve Committee on a quarterly basis. Additionally, the Asset Quality Task Force which is a group comprised of senior level personnel meets bi-weekly to monitor the status of problem loans.

The following table presents the classes of the commercial loan portfolios summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands).

	June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$105,664	$7,681	$2,808	$—	$116,153
Commercial loans secured by real estate	353,891	24,971	10,704	478	390,044
Total	$459,555	$32,652	$13,512	$478	$506,197

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$99,886	$28	$2,908	$—	$102,822
Commercial loans secured by real estate	343,885	20,836	17,010	1,608	383,339
Total	$443,771	$20,864	$19,918	$1,608	$486,161

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

	June 30, 2013
	Performing	Non-Performing
Real estate-mortgage	$220,599	$1,137
Consumer	16,952	12
Total	$237,551	$1,149

	December 31, 2012
	Performing	Non-Performing
Real estate-mortgage	$216,393	$1,191
Consumer	17,407	13
Total	$233,800	$1,204

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	June 30, 2013
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$116,153	$—	$—	$—	$—	$116,153	$—
Commercial loans secured by real estate	389,038	—	447	559	1,006	390,044	—
Real estate-mortgage	218,769	1,654	414	899	2,967	221,736	—
Consumer	16,921	43	—	—	43	16,964	—
Total	$708,784	$1,697	$861	$1,458	$4,016	$744,897	$—

	December 31, 2012
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$102,775	$—	$47	$—	$47	$102,822	$—
Commercial loans secured by real estate	379,834	—	2,545	960	3,505	383,339	—
Real estate-mortgage	213,300	3,240	303	741	4,284	217,584	—
Consumer	17,371	16	33	—	49	17,420	—
Total	$713,280	$3,256	$2,928	$1,701	$7,885	$721,165	$—

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

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	June 30, 2013	December 31, 2012
Non-accrual loans
Commercial loans secured by real estate	$2,073	$4,623
Real estate-mortgage	1,137	1,191
Total	3,210	5,814
Other real estate owned
Commercial loans secured by real estate	1,101	1,101
Real estate-mortgage	540	127
Total	1,641	1,228
TDR’s not in non-accrual	177	182
Total non-performing assets including TDR	$5,028	$7,224
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.67%	1.00%

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

The Company had no loans modified as TDR’s for the three or six month periods ended on June 30, 2013.

The following table details the loans modified as TDRs during both the three and six month periods ended June 30, 2012 (dollars in thousands).

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

Once a loan is classified as a TDR, this classification will remain until documented improvement in the financial position of the borrower supports confidence that all principal and interest will be paid according to terms. Additionally, the customer must have re-established a track record of timely payments according to the restructured contract terms for a minimum of six consecutive months prior to consideration for removing the loan from non-accrual TDR status. However, a loan will continue to be on non-accrual status until, consistent with our policy, the borrower has made a minimum of six consecutive monthly payments in accordance with the terms of the loan.

The following table presents the recorded investment in loans that were modified as TDR’s during each 12-month period prior to the current reporting periods, which begin January 1, 2013 and 2012 (six month periods) and April 1, 2013 and 2012 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Recorded investment of defaults
Commercial loan secured by real estate	$2,104	$32	$656	$32
Total	$2,104	$32	$656	$32

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income due in accordance with original terms	$39	$55	$102	$118
Interest income recorded	—	—	—	—
Net reduction in interest income	$39	$55	$102	$118

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At June 30, 2013
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$34,292	0.25%
Advances	2015	4,000	0.52
	2016	6,000	0.71
	2017	5,000	0.91
	2018	1,000	1.13
Total advances		16,000	0.75
Total FHLB borrowings		$50,292	0.41%

	At December 31, 2012
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$15,660	0.25%
Advances	2015	4,000	0.52
	2016	5,000	0.74
	2017	4,000	0.92
Total advances		13,000	0.73
Total FHLB borrowings		$28,660	0.47%

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

DIVIDEND PERIOD ANNUALIZED		ANNUALIZED DIVIDEND RATE
BEGINNING	ENDING
August 11, 2011	December 31, 2011	5.0%
January 1, 2012	December 31, 2013	1.0% to 5.0%
January 1, 2014	February 7, 2016	1.0% to 7.0%(1)

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Preferred Stock  – (continued)

DIVIDEND PERIOD ANNUALIZED		ANNUALIZED DIVIDEND RATE
BEGINNING	ENDING
February 8, 2016	Redemption	9.0%(2)

(1)	Between January 1, 2014 and February 7, 2016, the dividend rate will be fixed at a rate in such range based upon the level of percentage change in QSBL between September 30, 2013 and the Baseline.
(2)	Beginning on February 8, 2016, the dividend rate will be fixed at nine percent (9%) per annum.

In addition to the applicable dividend rates described above, beginning on January 1, 2014 and on all dividend payment dates thereafter ending on April 1, 2016, if we fail to increase our level of QSBL compared to the Baseline, we will be required to pay a quarterly lending incentive fee of 0.5% of the liquidation value. As of June 30, 2013, the Company had increased its QSBL to a level that reduced the dividend rate to 1%. This 1% rate will continue at least through the fourth quarter of 2013.

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

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2013 (in thousands):

Three months ended June 30, 2013	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total
Balance at April 1, 2013	$3,774	$(9,197)	$(5,423)
Other comprehensive loss before reclassifications	(2,060)	—	(2,060)
Amounts reclassified from accumulated other comprehensive loss	—	220	220
Net current period other comprehensive income (loss)	(2,060)	220	(1,840)
Balance at June 30, 2013	$1,714	$(8,977)	$(7,263)

(1)	Amounts in parentheses indicate debits.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss  – (continued)

Six months ended June 30, 2013	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total
Balance at January 1, 2013	$4,141	$(9,520)	$(5,379)
Other comprehensive income (loss) before reclassifications	(2,380)	103	(2,277)
Amounts reclassified from accumulated other comprehensive loss	(47)	440	393
Net current period other comprehensive income (loss)	(2,427)	543	(1,884)
Balance at June 30, 2013	$1,714	$(8,977)	$(7,263)

(1)	Amounts in parentheses indicate debits.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2013 (in thousands):

Three months ended June 30, 2013 Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss(1)	Affected line item in the statement of operations
Amortization of defined benefit items(2)
Estimated net loss	$341	Salaries and employee benefits
Prior service cost	(5)	Salaries and employee benefits
Transition asset	(2)	Salaries and employee benefits
	334	Total before tax
	(114)	Provision for income tax expense
	$220	Net of tax
Total reclassifications for the period	$220	Net of tax

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

Six months ended June 30, 2013 Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss(1)	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities
	$(71)	Net realized gains on investment securities AFS
	(71)	Total before tax
	24	Provision for income tax expense
	$(47)	Net of tax
Amortization of defined benefit items(2)
Estimated net loss	$682	Salaries and employee benefits
Prior service cost	(10)	Salaries and employee benefits
Transition asset	(4)	Salaries and employee benefits
	668	Total before tax
	(228)	Provision for income tax expense
	$440	Net of tax
Total reclassifications for the period	$393	Net of tax

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2013, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.47% at June 30, 2013 (in thousands, except ratios).

	At June 30, 2013
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$124,472	15.48%	$64,310	8.00%	$80,387	10.00%
AmeriServ Financial Bank	101,767	12.78	63,680	8.00	79,600	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	114,401	14.23	32,155	4.00	48,232	6.00
AmeriServ Financial Bank	91,794	11.53	31,840	4.00	47,760	6.00
Tier 1 Capital (To Average Assets) Consolidated	114,401	11.52	39,717	4.00	49,646	5.00
AmeriServ Financial Bank	91,794	9.49	38,705	4.00	48,381	5.00

	At December 31, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$122,583	15.92%	$61,588	8.00%	$76,985	10.00%
AmeriServ Financial Bank	101,786	13.34	61,060	8.00	76,325	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	112,916	14.67	30,794	4.00	46,191	6.00
AmeriServ Financial Bank	92,200	12.08	30,530	4.00	45,795	6.00
Tier 1 Capital (To Average Assets) Consolidated	112,916	11.44	39,474	4.00	49,343	5.00
AmeriServ Financial Bank	92,200	9.55	38,616	4.00	48,269	5.00

On July 2, 2013, the Board of Governors of the Federal Reserve System approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act, which will require institutions to, among other things, have more capital and a higher quality

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital  – (continued)

of capital by increasing the minimum regulatory capital ratios, and requiring capital buffers. The new rules become effective for the Company on January 1, 2015, with an implementation period that stretches to 2019.

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

The contribution of the major business segments to the Consolidated Results of Operations for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three months ended June 30, 2013		Six months ended June 30, 2013		June 30, 2013
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,761	$787	$13,510	$1,610	$334,239
Commercial banking	3,981	1,008	7,868	2,053	520,104
Trust	2,183	330	4,168	506	4,520
Investment/Parent	(829)	(1,055)	(1,592)	(2,043)	166,221
Total	$12,096	$1,070	$23,954	$2,126	$1,025,084

	Three months ended June 30, 2012		Six months ended June 30, 2012		June 30, 2012
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,697	$786	$13,400	$1,627	$336,726
Commercial banking	3,650	1,301	7,244	2,547	464,209
Trust	1,975	246	3,952	498	4,376
Investment/Parent	(668)	(901)	(1,210)	(1,675)	191,791
Total	$11,654	$1,432	$23,386	$2,997	$997,102

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $141.5 million and standby letters of credit of $13.3 million as of June 30, 2013. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

16. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. Effective January 1, 2013, the Company amended the defined benefit pension plan to provide that employees hired on or after that date are not eligible to participate. Instead such employees are eligible to participate in a qualified 401(k) retirement plan. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$453	$373	$906	$746
Interest cost	291	299	582	598
Expected return on plan assets	(440)	(406)	(880)	(812)
Amortization of prior year service cost	(5)	(5)	(10)	(10)
Amortization of transition asset	(2)	(4)	(4)	(8)
Recognized net actuarial loss	341	262	682	524
Net periodic pension cost	$638	$519	$1,276	$1,038

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

Assets and Liability Measured on a Recurring Basis

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of June 30, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2013 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$7,924	$—	$7,924	$—
US Agency mortgage-backed securities	129,971	—	129,971	—
Corporate bonds	11,761	—	11,761	—
Fair value of swap asset	53	—	53	—
Fair value of swap liability	53	—	53	—

	Fair Value Measurements at December 31, 2012 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$5,911	$—	$5,911	$—
US Agency mortgage-backed securities	137,735	—	137,735	—
Corporate bonds	7,892	—	7,892	—
Fair value of swap asset	164	—	164	—
Fair value of swap liability	164	—	164	—

Assets Measured on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At June 30, 2013, impaired loans with a carrying value of $2.3 million were reduced by a specific valuation allowance totaling

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures About Fair Value Measurements  – (continued)

$747,000 resulting in a net fair value of $1.5 million. At December 31, 2012, impaired loans with a carrying value of $4.8 million were reduced by a specific valuation allowance totaling $1.6 million resulting in a net fair value of $3.2 million.

Other real estate owned (OREO) is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management. Income and expenses associated with managing OREO and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2013 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,503	$—	$—	$1,503
Other real estate owned	1,641	—	—	1,641

	Fair Value Measurements at December 31, 2012 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,220	$—	$—	$3,220
Other real estate owned	1,228	—	—	1,228

	Quantitative Information About Level 3 Fair Value Measurements
June 30, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
Impaired loans	$1,503	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses(2)	0% to 35% 1% to 15%
Other real estate owned	1,641	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses(2)	0% to 35% 1% to 20%

	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
Impaired loans	$3,220	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses(2)	0% to 35% 1% to 15%
Other real estate owned	1,228	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses(2)	0% to 35% 1% to 20%

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures About Fair Value Measurements  – (continued)

The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at June 30, 2013 and December 31, 2012, were as follows (in thousands):

	June 30, 2013
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$25,655	$25,655	$25,655	$—	$—
Investment securities – AFS	149,656	149,656	—	149,656	—
Investment securities – HTM	18,628	18,479	—	15,486	2,993
Regulatory stock	6,991	6,991	6,991	—	—
Loans held for sale	6,625	6,752	6,752	—	—
Loans, net of allowance for loan loss and unearned income	733,752	735,903	—	—	735,903
Accrued income receivable	3,242	3,242	3,242	—	—
Bank owned life insurance	36,260	36,260	36,260	—	—
Fair value swap asset	53	53	—	53	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$533,969	$533,969	$533,969	$—	$—
Deposits with stated maturities	306,303	312,783	—	—	312,783
Short-term borrowings	34,292	34,292	34,292	—	—
All other borrowings	29,085	32,311	—	—	32,311
Accrued interest payable	1,557	1,557	1,557	—	—
Fair value swap liability	53	53	—	53	—

	December 31, 2012
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$26,820	$26,820	$26,820	$—	$—
Investment securities – AFS	151,538	151,538	—	151,538	—
Investment securities – HTM	13,723	14,266	—	11,321	2,945
Regulatory stock	6,304	6,304	6,304	—	—
Loans held for sale	10,576	10,722	10,722	—	—
Loans, net of allowance for loan loss and unearned income	708,594	716,756	—	—	716,756
Accrued income receivable	2,960	2,960	2,960	—	—
Bank owned life insurance	36,214	36,214	36,214	—	—
Fair value swap asset	164	164	—	164	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$520,002	$520,002	$520,002	$—	$—
Deposits with stated maturities	315,732	320,930	—	—	320,930
Short-term borrowings	15,660	15,660	15,660	—	—
All other borrowings	26,085	30,442	—	—	30,442
Accrued interest payable	2,083	2,083	2,083	—	—
Fair value swap liability	164	164	—	164	—

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D.& A.”)

2013 SECOND QUARTER SUMMARY OVERVIEW

For the second quarter of 2013, the Company had $1,018,000 net income available to common shareholders, or $0.05 per share. This performance equaled the per share earnings of the first quarter of 2013, but fell $0.01 below the per share earnings of the second quarter of 2012. Both of these quarters’ earnings were aided by negative provisions from the loan loss reserve, while in this most recent quarter AmeriServ made a positive contribution of $150,000 to the allowance for loan losses.

It is well known that most community financial institutions such as AmeriServ generate the bulk of their operating revenue by the lending of money. In this second quarter of 2013, almost 63% of AmeriServ’s total revenue came from this lending of money to businesses and consumers as AmeriServ emphasized loan growth. But we have learned in times of economic weakness such as the U.S. has experienced since 2008, it is important for a community bank to maintain strong loan loss reserves to protect the franchise. AmeriServ’s typical small business borrowers are often quite successful, but a weak economy such as exists today may cause them financial stress. Therefore a strong loan loss reserve is wise. As of June 30, 2013, AmeriServ’s allowance for loan losses provided a coverage ratio of non-performing loans of 329%, well above banking industry norms. This is a franchise strength.

Through the first six months of 2013, AmeriServ earned net income available to common shareholders of $2,022,000 or $0.11 cents per share. This compares with $2,472,000 or $0.12 per share in the first six months of 2012. We were pleased that due to the continuing extensive prospecting by our lending staff loans outstanding, at quarter end, was above any previous quarter since the AmeriServ name was adopted in the year 2000. This strong loan growth also enabled AmeriServ to continue to obtain capital from the US Treasury at 1%, the lowest rate permitted under the Small Business Lending Fund.

The Federal Reserve is continuing the Zero Interest Rate program that it began in 2009. This program punishes pension funds, thrifty savers and community banks. Therefore, in such times, AmeriServ turns to its fee generating units to generate strong revenue flows. During the second quarter and the first six months of 2013 the mortgage origination function provided a strong continuing stream of fee revenues. Additionally, we are pleased that AmeriServ has been selected as the favored mortgage originations bank by the Pennsylvania State Education Association for its 190,000 members throughout the state. We believe this is an excellent opportunity for AmeriServ to exhibit its abilities over a much broader area than our core markets provide and at the same time to grow fees.

AmeriServ Trust & Financial Services Company also continues to provide strong fee flow. Its retirement services division and financial services division are both reaching a high level of fee generation. The Trust Company recorded a very profitable second quarter and for the first six months of 2013 is already even with its outstanding performance for the first six months of 2012.

Another gratifying event of the second quarter was the decision of the Board of Directors to initiate a quarterly cash dividend. The payment of $0.01 per share was delivered to shareholders in May. This action recognizes the importance of a reliable cash dividend to many of our shareholders. Note that on July 18, 2013, the Board of Directors again declared a $0.01 per share quarterly common stock cash dividend that will be paid August 19, 2013, to shareholders of record on August 5, 2013. The month of May also saw AmeriServ execute another stock repurchase program. This reduction of the number of outstanding AmeriServ shares by 2% is quite positive to the book value of every share.

The media emphasis of late has been on the easy money program of the Federal Reserve. Apparently some investors have adopted investment strategies for which easy money is the essential ingredient. Just the mention of the Fed bringing that program to an end has sent some market indexes tumbling. Rest assured AmeriServ continues to plot a course based on a conservative balance sheet, strong capital, deep liquidity and careful calculations of its very necessary loan loss reserves. We believe that this is the way to build a strong franchise and to keep it strong. Now that AmeriServ has become a dividend payer again we believe that this core strength will enable us to continue to pursue the tried and true ways to generate earnings rather than falling into the foolish trap of trying to play the markets.

THREE MONTHS ENDED JUNE 30, 2013 VS. THREE MONTHS ENDED JUNE 30, 2012

PERFORMANCE OVERVIEW

The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended June 30, 2013	Three months ended June 30, 2012
Net income	$1,070	$1,432
Net income available to common shareholders	1,018	1,170
Diluted earnings per share	0.05	0.06
Return on average assets (annualized)	0.43%	0.59%
Return on average equity (annualized)	3.86%	5.19%

The Company reported second quarter 2013 net income of $1,070,000 and net income available to common shareholders of $1,018,000 or $0.05 per diluted common share. While net income decreased by 25.3% when compared to the second quarter of 2012, earnings per share declined by a lesser amount of 16.7% due to a lower dividend paid on the SBLF preferred stock and fewer common shares outstanding due to success of the Company’s recently completed common stock repurchase program. The Company has been successful in growing commercial loans in categories that qualify for the SBLF. As such, the Company continues to pay the lowest preferred dividend rate of 1% available under the SBLF program. This 1% dividend rate is expected to continue throughout 2013 which saves the Company approximately $200,000 in preferred dividends on a quarterly basis. The Company’s 2013 second quarter net income was also negatively impacted by an increased provision for loan losses and a higher level of non-interest expense. These negative items were partially offset by increased revenue in both net interest income and non-interest income and reduced income tax expense in the second quarter of 2013.

NET INTEREST INCOME AND MARGIN

The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company's earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company's net interest income performance for the second quarter of 2013 to the second quarter of 2012 (in thousands, except percentages):

	Three months ended June 30, 2013	Three months ended June 30, 2012	$ Change	% Change
Interest income	$9,627	$9,885	$(258)	(2.6)%
Interest expense	1,606	1,964	(358)	(18.2)
Net interest income	$8,021	$7,921	$100	1.3
Net interest margin	3.50%	3.59%	(0.09)	N/M

N/M — not meaningful

The Company’s net interest income in the second quarter of 2013 increased by $100,000 or 1.3% when compared to the second quarter of 2012. The Company’s second quarter 2013 net interest margin of 3.50% was nine basis points lower than the net interest margin of 3.59% for the second quarter of 2012. The lower net interest margin demonstrates the impact of Federal Reserve low interest rate policies which have pressured interest revenue. The Company has been able to mitigate this net interest margin pressure and modestly increase net interest income by reducing its cost of funds and growing its earning assets, particularly loans. Specifically, total loans have averaged $728 million in the second quarter of 2013, which is $59 million or 8.8% higher than the $669 million average in the second quarter of 2012. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied commercial real estate loans which qualify as SBLF loans, particularly through its loan production offices.

Despite this solid growth in loans, total interest revenue dropped by $258,000 between years and reflects the lower interest rate environment. Interest revenue has also been negatively impacted by premium amortization on mortgage backed securities due to accelerated mortgage prepayment speeds and lower overall total investment security balances. However, careful management of funding costs has allowed the Company to mitigate this drop in interest revenue during the past year. Specifically, total interest expense for the second quarter of 2013 declined by $358,000 from the second quarter of 2012 due to the Company’s proactive efforts to reduce deposit costs. The Company continues to have ample liquidity as evidenced by a loan to deposit ratio of 88.6% at June 30, 2013.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2013 and June 30, 2012 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended June 30 (In thousands, except percentages)

	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$728,189	$8,596	4.69%	$669,307	$8,558	5.08%
Interest bearing deposits	9,511	3	0.13	7,359	5	0.27
Short-term investment in money market funds	5,702	4	0.40	13,775	7	0.20
Investment securities – AFS	151,609	907	2.39	176,258	1,210	2.75
Investment securities – HTM	17,873	123	2.75	13,676	111	3.25
Total investment securities	169,482	1,030	2.43	189,934	1,321	2.78
Total interest earning assets/interest income	912,884	9,633	4.21	880,375	9,891	4.49
Non-interest earning assets:
Cash and due from banks	16,470			16,072
Premises and equipment	12,799			10,928
Other assets	75,924			81,557
Allowance for loan losses	(10,989)			(13,839)
TOTAL ASSETS	$1,007,088			$975,093
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$74,721	$35	0.19%	$59,441	$28	0.19%
Savings	88,919	35	0.16	85,406	50	0.25
Money markets	208,050	180	0.36	206,443	225	0.44
Other time	309,318	1,038	1.35	334,128	1,365	1.64
Total interest bearing deposits	681,008	1,288	0.76	685,418	1,668	0.98
Short-term borrowings:
Other short-term borrowings	12,067	8	0.27	440	—	0.25

	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Advances from Federal Home Loan Bank	16,000	30	0.76	4,140	16	1.59
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	722,160	1,606	0.89	703,083	1,964	1.12
Non-interest bearing liabilities:
Demand deposits	160,773			145,738
Other liabilities	12,860			15,375
Shareholders' equity	111,295			110,897
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,007,088			$975,093
Interest rate spread			3.32			3.37
Net interest income/Net interest margin		8,027	3.50%		7,927	3.59%
Tax-equivalent adjustment		(6)			(6)
Net Interest Income		$8,021			$7,921

PROVISION FOR LOAN LOSSES

The Company recorded a $150,000 provision for loan losses in the second quarter of 2013 compared to a $500,000 negative provision recorded in the second quarter of 2012. Overall, sustained improvements in asset quality evidenced by low levels of non-performing assets and classified loans has allowed the Company to record a modest loan loss provision in the second quarter of 2013 while still maintaining strong coverage ratios. At June 30, 2013, non-performing assets totaled $5.0 million or 0.67% of total loans which is down by $2.2 million from December 31, 2012, but is comparable with the level they have operated at in five of the last six quarters. The Company also experienced modest net loan recoveries in both the second quarter of 2013 and 2012. When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, non-performing assets, loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends. In summary, the allowance for loan losses provided 329% coverage of non-performing loans at June 30, 2013, compared to 210% of non-performing loans at December 31, 2012.

NON-INTEREST INCOME

The Company’s growth in non-interest revenue has been a financial performance highlight in 2013. Non-interest income for the second quarter of 2013 totaled $4.1 million and increased $342,000, or 9.2%, from the second quarter 2012 performance. Factors contributing to this higher level of non-interest income for the quarter included:

•	a $194,000 or 10.7% increase in trust and investment advisory fees due to increased assets under management which reflects both successful new business development activities and market appreciation of existing assets.
•	a $176,000 increase in bank owned life insurance due to the receipt of a death claim payment.

NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 2013 totaled $10.4 million and increased by $375,000, or 3.7%, from the prior year’s second quarter. Factors contributing to the higher non-interest expense in the quarter included:

•	a $200,000 increase in salaries and employee benefits expense due to higher salaries expense and pension expense in the second quarter of 2013. The higher salaries expense reflects merit increases for non-union employees and contractual increases for union employees. The higher pension expense relates to the Company’s defined benefit pension plan and reflects the negative impact that the low interest rate environment is having on the discount rate used to calculate the plan liabilities. This increasing pension cost was a key factor causing the Company to implement a soft freeze of its defined benefit pension plan to provide that non-union employees hired on or after January 1, 2013 are not eligible to participate. Instead, such employees are eligible to participate in a qualified 401(k) retirement plan.
•	a $213,000 increase in professional fees expense due largely to higher legal costs, recruitment fees and increases in several other professional fee categories.

SIX MONTHS ENDED JUNE 30, 2013 VS. SIX MONTHS ENDED JUNE 30, 2012

PERFORMANCE OVERVIEW

The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Six months ended June 30, 2013	Six months ended June 30, 2012
Net income	$2,126	$2,997
Net income available to common shareholders	2,022	2,472
Diluted earnings per share	0.11	0.12
Return on average assets (annualized)	0.43%	0.62%
Return on average equity (annualized)	3.86%	5.40%

The Company reported first six months of 2013 net income of $2,126,000 and net income available to common shareholders of $2,022,000 or $0.11 per diluted common share. While net income available to common shareholders decreased by 18.2% when compared to the first six months of 2012, earnings per share declined by a lesser amount of 8.3% due to a lower dividend paid on the SBLF preferred stock and fewer common shares outstanding due to success of the Company’s common stock repurchase program. The lower SBLF rate has saved the Company $421,000 in preferred stock dividend payments so far in 2013 which has favorably impacted net income available to common shareholders. Overall, sustained improvements in asset quality continued to result in a negative provision for loan losses in the first six months of 2013 but at a lesser level than in the first six months of 2012. The Company’s 2013 first six months net income was also negatively impacted by a higher level of non-interest expense. These two negative items were partially offset by higher net interest income, non-interest income and reduced income tax expense in the first six months of 2013.

NET INTEREST INCOME AND MARGIN

The following table compares the Company's net interest income performance for the first six months of 2013 to the first six months of 2012 (in thousands, except percentages):

	Six months ended June 30, 2013	Six months ended June 30, 2012	$ Change	% Change
Interest income	$19,329	$20,009	$(680)	(3.4)%
Interest expense	3,266	4,030	(764)	(19.0)
Net interest income	$16,063	$15,979	$84	0.5
Net interest margin	3.54%	3.64%	(0.10)	N/M

N/M — not meaningful

The Company’s net interest income in the first six months of 2013 has been relatively stable as it increased by only $84,000 or 0.5% when compared to the first six months of 2012. The Company’s first six month 2013 net interest margin of 3.54% was 10 basis points lower than the net interest margin of 3.64% for the first six months of 2012. The lower net interest margin demonstrates the impact of Federal Reserve low interest rate policies which have pressured interest revenue. The Company has been able to mitigate this net interest margin pressure and keep net interest income relatively constant by reducing its cost of funds and growing its earning assets, particularly loans. Specifically, total loans have averaged $728 million in the first six months of 2013, which is $60 million or 9.0% higher than the $668 million average in the first six months of 2012.

COMPONENT CHANGES IN NET INTEREST INCOME

Regarding the separate components of net interest income, the Company's total interest income for the first six months of 2013 decreased by $680,000 or 3.4% when compared to the same 2012 period. This decrease was due to a 30 basis point decline in the earning asset yield to 4.27%. Within the earning asset base, the yield on the total loan portfolio decreased by 43 basis points to 4.72% while the yield on total investment securities dropped by 30 basis points to 2.52%. During the low interest rate environment experienced over the past year, new investment securities and loans that were booked typically had yields that were below the rate on the maturing instruments that they replaced. Despite a $60 million or 9.0% increase in total average loans, total loan interest revenue still dropped by $61,000 between years and reflects the impact of this lower interest rate environment. Investment securities interest revenue also declined by $611,000 during this same period due to a $26 million decrease in the average investment securities portfolio as the Company has utilized cash flow from securities to help fund the previously mentioned loan growth. Additionally, premium amortization on mortgage backed securities continued to remain at high levels due to fast mortgage prepayment speeds.

The Company's total interest expense for the first six months of 2013 decreased by $764,000 or 19.0% when compared to the same 2012 period. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 24 basis points to 0.92%. Management’s decision to further reduce interest rates paid on all deposit categories has not had a negative impact on deposit growth and reflects the loyalty of the bank’s core deposit base. Specifically, total deposits have averaged $839 million in the first half of 2013 which is $17 million or 2.1% higher than the $822 million average in the first half of 2012. The Company has also utilized term advances from the FHLB to help fund its earning asset growth and manage interest rate risk over the past year. The average balance of FHLB term advances has increased by $9 million while the average cost of these advances has declined by 46 basis points to 0.69%.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 2013 and June 30, 2012. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 35.

Six months ended June 30
(In thousands, except percentages)

	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$727,846	$17,231	4.72%	$667,941	$17,292	5.15%
Interest bearing deposits	8,324	4	0.11	10,691	6	0.17
Short-term investment in money market funds	5,057	6	0.23	4,473	10	0.44
Investment securities – AFS	149,598	1,863	2.49	179,081	2,489	2.78
Investment securities – HTM	16,961	238	2.81	13,174	223	3.39
Total investment securities	166,559	2,101	2.52	192,255	2,712	2.82
Total interest earning assets/interest income	907,786	19,342	4.27	875,360	20,020	4.57
Non-interest earning assets:
Cash and due from banks	16,845			16,618
Premises and equipment	12,475			10,877
Other assets	78,961			81,929
Allowance for loan losses	(11,768)			(14,162)
TOTAL ASSETS	$1,004,299			$970,622
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$68,850	$62	0.18%	$57,894	$56	0.20%
Savings	88,058	69	0.16	84,541	102	0.24
Money markets	210,626	367	0.35	204,300	463	0.45
Other time	311,667	2,140	1.38	330,904	2,809	1.70
Total interest bearing deposits	679,201	2,638	0.78	677,639	3,430	1.02
Short-term borrowings:
Other short-term borrowings	9,966	13	0.25	2,337	4	0.24
Advances from Federal Home Loan Bank	15,774	55	0.69	6,316	36	1.15
Guaranteed junior subordinated deferrable interest debentures	13,085	560	8.57	13,085	560	8.57
Total interest bearing liabilities/interest expense	718,026	3,266	0.92	699,377	4,030	1.16
Non-interest bearing liabilities:
Demand deposits	159,512			143,922
Other liabilities	15,634			15,721
Shareholders' equity	111,127			111,602
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,004,299			$970,622
Interest rate spread			3.35			3.41
Net interest income/Net interest margin		16,076	3.54%		15,990	3.64%
Tax-equivalent adjustment		(13)			(11)
Net Interest Income		$16,063			$15,979

PROVISION FOR LOAN LOSSES

For the six month period in 2013, the Company recorded a negative loan loss provision of $100,000 compared to a $1,125,000 negative provision in the first six months of 2012. There has been $1,025,000 less earnings benefit from negative loan loss provisions in 2013. Overall, sustained improvements in asset quality evidenced by low levels of non-performing assets and classified loans has allowed the Company to continue to benefit from negative or modest loan loss provisions in 2013 while still maintaining strong coverage ratios. For the first six months of 2013, net charge-offs totaled $1.3 million or 0.37% of total loans which represents an increase from the first six months of 2012 when net charge-offs totaled $181,000 or 0.05% of total loans. The higher net charge-offs in 2013 reflect the resolution of a $2 million problem commercial real estate loan for which the Company had previously established reserves in 2012. The allowance for loan losses was 1.48% of total loans at June 30, 2013, compared to 1.74% of total loans at December 31, 2012.

NON-INTEREST INCOME

Non-interest income for the first six months of 2013 totaled $7.9 million and increased $484,000, or 6.5%, from the first six months 2012 performance. Factors contributing to this higher level of non-interest income in 2013 included:

•	a $185,000 or 5.0% increase in trust and investment advisory fees due to increased assets under management which reflects both successful new business development activities and market appreciation of existing assets.
•	a $100,000 increase in gains realized on residential mortgage loan sales into the secondary market due to increased mortgage loan production in the first six months of 2013. The higher residential mortgage loan production reflected both increased refinance and purchase activity in 2013.
•	a $162,000 increase in bank owned life insurance due to the receipt of a death claim payment.

NON-INTEREST EXPENSE

Non-interest expense for the first six months of 2013 totaled $21.1 million and increased by $883,000, or 4.4%, from the prior year’s first six months. Factors contributing to the higher non-interest expense in 2013 included:

•	a $545,000 increase in salaries and employee benefits expense due to higher salaries expense, incentive compensation and pension expense in the first six months of 2013. The higher incentive compensation relates to incentives earned on the increased levels of both residential mortgage and commercial loan production. The higher pension expense relates to the Company’s defined benefit pension plan and reflects the negative impact that the low interest rate environment is having on the discount rate used to calculate the plan liabilities.
•	a $325,000 increase in professional fees expense due largely to higher legal costs, recruitment fees and increases in several other professional fee categories.

INCOME TAX EXPENSE

The Company recorded an income tax expense of $864,000 or an effective tax rate of 28.9% for the first six months of 2013 compared to an income tax expense of $1.3 million or an effective tax rate of 30.8% for the first six months of 2012. The lower income tax expense and effective rate in 2013 reflects the Company’s reduced pre-tax earnings combined with an increased level of tax free earnings from bank owned life insurance. The Company’s deferred tax asset was $11.6 million at June 30, 2013 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

SEGMENT RESULTS

Retail banking’s net income contribution was $787,000 in the second quarter and $1.6 million for the first six months of 2013 which was comparable with the $786,000 and $1.6 million net income contributions for the same 2012 periods. The relatively consistent performance in 2013 reflects continued growth in non-interest income due to strong residential mortgage banking revenues. This non-interest revenue growth was offset by slightly lower net interest income, modestly higher non-interest expense and less benefit from a negative loan loss provision in 2013.

The commercial banking segment reported net income contributions of $1.0 million in the second quarter and $2.1 million for the first six months of 2013 compared to $1.3 million and $2.5 million for the same 2012 periods. Sustained improvements in asset quality continued to result in a credit provision for loan losses in 2013 but at a lesser level than 2012. Overall, there has been $893,000 less earnings benefit from negative loan loss provisions in this segment in 2013. This segment did benefit from higher net interest income due to increased loan balances in 2013. But this was partially offset by greater non-interest expense due largely to the costs associated with all three new loan production offices being operational for the entire six months in 2013.

The trust segment’s net income contributions amounted to $330,000 for the second quarter and $506,000 for the first six months of 2013 compared to $246,000 and $498,000 for the same 2012 periods. The higher net income contribution in 2013 is due to greater revenue from increased assets under management which reflects both successful new business development activities and market appreciation of existing assets. This more than offset higher non-interest expense from increased personnel costs and legal fees.

The investment/parent segment reported net losses of $1.1 million in the second quarter and $2.0 million for the first six months of 2013 compared to net losses of $901,000 and $1.7 million for the same 2012 periods. A reduced level of investment securities and declining yields in the investment securities portfolio due to the continued low interest rate environment have had a negative impact on this segment.

BALANCE SHEET

The Company's total consolidated assets were $1.025 billion at June 30, 2013, which was up by $24 million or 2.4% from December 31, 2012. This asset growth was due entirely to a $24 million or 3.3% increase in total loans during the first half of 2013. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied commercial real estate loans which qualify as SBLF loans, particularly through its loan production offices.

The Company funded the previously mentioned asset growth with a combination of both increased deposits ($5 million) and FHLB short-term borrowings and advances ($22 million). The FHLB term advances with maturities between 3 and 5 years now total $16 million as the Company’s has utilized these advances to help manage interest rate risk in a rising rate environment. The Company’s total shareholders’ equity decreased by $1.2 million over the first six months of 2013 due to the Company’s common stock repurchase program and an increase in accumulated other comprehensive loss. The recent increase in intermediate to long term interest rates has caused the value in the AFS investment securities portfolio to decline by a net $2.4 million during the first half of 2013 which is reflected in accumulated other comprehensive loss. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 15.48%, and an asset leverage ratio of 11.52% at June 30, 2013. The Company’s book value per common share was $4.70, its tangible book value per common share was $4.03, and its tangible common equity to tangible assets ratio was 7.47% at June 30, 2013.

On July 2, 2013, the Board of Governors of the Federal Reserve System approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act, which will require institutions to, among other things, have more capital and a higher quality of capital by increasing the minimum regulatory capital ratios, and requiring capital buffers. The new rules become effective for the Company on January 1, 2015, with an implementation period that stretches to 2019. The Company is continuing to review the impact of the rules and currently expects that its capital position will be more than adequate to meet the revised regulatory capital requirements.

LOAN QUALITY

The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	June 30, 2013	December 31, 2012	June 30, 2012
Total accruing loan delinquency (past due 30 to 89 days)	$2,049	$3,456	$3,057
Total non-accrual loans	3,210	5,814	4,139
Total non-performing assets including TDR*	5,028	7,224	5,077
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.28%	0.48%	0.45%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.43	0.81	0.60
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.67	1.00	0.74
Non-performing assets as a percentage of total assets	0.49	0.72	0.51
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.37	0.19	0.05
Annualized provision (credit) for loan losses	(0.03)	(0.11)	(0.34)
Total classified loans (loans rated substandard or doubtful)	$15,127	$22,717	$21,262

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company achieved further asset quality improvements in the first half of 2013. These improvements are evidenced by reduced levels of non-accrual loans, non-performing assets, classified assets and low loan delinquency levels that continue to be well below 1% of total loans. We continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2013, the 25 largest credits represented 30.1% of total loans outstanding.

ALLOWANCE FOR LOAN LOSSES

The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30, 2013	December 31, 2012	June 30, 2012
Allowance for loan losses	$11,145	$12,571	$13,317
Allowance for loan losses as a percentage of each of the following:
total loans, net of unearned income	1.50%	1.74%	1.94%
total accruing delinquent loans (past due 30 to 89 days)	543.92	363.74	435.62
total non-accrual loans	347.20	216.22	321.74
total non-performing assets	221.70	174.02	262.30

The Company has reversed a portion of the allowance for loan losses into earnings in both 2013 and 2012 due to the previously discussed sustained improvement in asset quality. As a result of this reversal and higher net charge-off levels in the first six months of 2013, the balance in the allowance for loan losses has declined but the Company has been able to still maintain strong coverage of non-accrual loans and non-performing assets as indicated in the above table.

LIQUIDITY

The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past three years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to either fund loan growth, paydown borrowings, or reinvested back into the securities portfolio. We strive to operate our loan to deposit ratio in a range of 85% to 95%. At June 30, 2013, the Company’s loan to deposit ratio was 89.4%. We are optimistic that we can increase the loan to deposit ratio in the future given improved commercial loan pipelines, the further development of three new loan production offices, and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $1.2 million from December 31, 2012, to June 30, 2013, due to $34.6 million of cash used in investing activities. This was partially offset by $24.6 million of cash provided by financing activities and $8.8 million of cash provided by operating activities. Within investing activities, cash provided from investment security maturities and sales was lower than cash used for new investment security purchases by $7.8 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $104.5 million and was $25.5 million higher than the $79.0 million of cash received from loan principal payments and participations. Within financing activities, deposit growth provided $4.5 million of cash. Total FHLB borrowings increased as advances, both short-term and long-term, exceeded paydowns by $21.6 million and was utilized to fund the earning asset growth. At June 30, 2013, the Company had immediately available $302 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $17.2 million of cash, short-term investments, and securities at June 30, 2013, which represented an increase of approximately $453,000 since year-end 2012. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At June 30, 2013, our subsidiary Bank had $2.2 million of cash available for immediate dividends to the holding company under the applicable regulatory formulas. As such, the holding company has strong liquidity to meet its trust preferred debt service requirements and preferred stock dividends, which should approximate $1.2 million over the next twelve months. Additionally, the Company has ample cash to provide for its $0.01 per share quarterly common stock cash dividend which will require $188,000 of cash on a quarterly basis.

CAPITAL RESOURCES

The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.52% and the risk based capital ratio was 15.48% at June 30, 2013. The Company’s tangible common equity to tangible assets ratio was 7.47% at June 30, 2013. These ratios reflect the completion of $1.2 million common stock buyback program where we repurchased 2% of our outstanding common shares during the second quarter of 2013. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2013. Capital generated from earnings will be utilized to pay the SBLF preferred dividend, common stock cash dividend and will also support anticipated balance sheet growth.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	0.9%	14.7%
100bp increase	1.1	8.9
100bp decrease	(4.7)	(16.4)

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

OFF BALANCE SHEET ARRANGEMENTS

The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $141.5 million and standby letters of credit of $13.3 million as of June 30, 2013. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $8.8 million, or 79%, of the total allowance for loan losses at June 30, 2013 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. As of June 30, 2013, goodwill was not considered impaired; however, deteriorating economic conditions could result in impairment, which could adversely affect earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of June 30, 2013, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At June 30, 2013, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2013, are effective.

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

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock purchases during the second quarter of 2013. All shares are repurchased under Board of Directors authorization. The Company completed the most recent 2% common stock repurchase program in the second quarter of 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 – 30, 2013	—	—	—	384,000
May 1 – 31, 2013	331,800	$3.04	331,800	52,200
June 1 – 30, 2013	52,200	3.12	384,000	—
Total	384,000	$3.05

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011, exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011.
3.2	Bylaws, as amended and restated on May 16, 2013, Exhibit 3.2 to the Form 8-K filed May 22, 2013.
15.1	Report of S.R. Snodgrass, A.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, A.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Consolidated Financial Statements (unaudited).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.

Registrant

Date: August 9, 2013	/s/Glenn L. Wilson Glenn L. Wilson President and Chief Executive Officer
Date: August 9, 2013	/s/Jeffrey A. Stopko Jeffrey A. Stopko Executive Vice President and Chief Financial Officer