Form 10-Q
period 2013-09-30
AMERISERV FINANCIAL INC /PA/
filed 2013-11-13
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common Stock, par value $0.01	18,784,188

AmeriServ Financial, Inc.
INDEX

i

Item 1. Financial Statements

AMERISERV FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from depository institutions	$20,056	$17,808
Interest bearing deposits	2,968	1,730
Short-term investments in money market funds	5,678	7,282
Total cash and cash equivalents	28,702	26,820
Investment securities:
Available for sale	149,065	151,538
Held to maturity (fair value $17,926 on September 30, 2013 and $14,266 on December 31, 2012)	18,045	13,723
Loans held for sale	2,834	10,576
Loans	761,459	721,802
Less: Unearned income	612	637
Allowance for loan losses	11,183	12,571
Net loans	749,664	708,594
Premises and equipment, net	13,265	11,798
Accrued interest income receivable	3,300	2,960
Goodwill	12,613	12,613
Bank owned life insurance	36,463	36,214
Net deferred tax asset	11,073	11,467
Federal Home Loan Bank stock	4,514	4,179
Federal Reserve Bank stock	2,125	2,125
Prepaid federal deposit insurance	—	1,444
Other assets	6,481	6,940
TOTAL ASSETS	$1,038,144	$1,000,991
LIABILITIES
Non-interest bearing deposits	$158,516	$156,223
Interest bearing deposits	693,695	679,511
Total deposits	852,211	835,734
Short-term borrowings	31,096	15,660
Advances from Federal Home Loan Bank	21,000	13,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	65,181	41,745
Other liabilities	10,382	13,044
TOTAL LIABILITIES	927,774	890,523
SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on September 30, 2013 and December 31, 2012	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,402,007 shares issued and 18,784,188 outstanding on September 30, 2013; 26,398,540 shares issued and 19,164,721 outstanding on December 31, 2012	264	264
Treasury stock at cost, 7,617,819 and 7,233,819 shares on September 30, 2013 and December 31, 2012, respectively	(74,829)	(73,658)
Capital surplus	145,170	145,102
Retained earnings	25,955	23,139
Accumulated other comprehensive loss, net	(7,190)	(5,379)
TOTAL SHAREHOLDERS' EQUITY	110,370	110,468
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,038,144	$1,000,991

See accompanying notes to unaudited consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$8,765	$8,807	$25,983	$26,088
Interest bearing deposits	1	2	5	8
Short-term investments in money market funds	1	4	7	14
Investment securities:
Available for sale	911	1,108	2,774	3,597
Held to maturity	133	109	371	332
Total Interest Income	9,811	10,030	29,140	30,039
INTEREST EXPENSE
Deposits	1,274	1,587	3,912	5,017
Short-term borrowings	12	2	25	6
Advances from Federal Home Loan Bank	45	19	100	55
Guaranteed junior subordinated deferrable interest debentures	280	280	840	840
Total Interest Expense	1,611	1,888	4,877	5,918
NET INTEREST INCOME	8,200	8,142	24,263	24,121
Provision (credit) for loan losses	—	(200)	(100)	(1,325)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	8,200	8,342	24,363	25,446
NON-INTEREST INCOME
Trust fees	1,668	1,533	5,114	4,858
Investment advisory fees	225	182	659	552
Net realized gains on investment securities	66	—	137	12
Net gains on sale of loans	285	262	912	789
Service charges on deposit accounts	560	567	1,609	1,619
Bank owned life insurance	204	217	793	644
Other income	978	888	2,653	2,582
Total Non-Interest Income	3,986	3,649	11,877	11,056
NON-INTEREST EXPENSE
Salaries and employee benefits	6,251	6,132	18,758	18,094
Net occupancy expense	694	698	2,218	2,129
Equipment expense	429	395	1,339	1,319
Professional fees	1,034	977	3,219	2,837
Supplies, postage and freight	197	191	619	624
Miscellaneous taxes and insurance	360	363	1,101	1,073
Federal deposit insurance expense	152	104	437	347
Other expense	1,296	1,227	3,786	3,845
Total Non-Interest Expense	10,413	10,087	31,477	30,268
PRETAX INCOME	1,773	1,904	4,763	6,234
Provision for income tax expense	547	597	1,411	1,930
NET INCOME	1,226	1,307	3,352	4,304
Preferred stock dividends	53	251	157	776
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,173	$1,056	$3,195	$3,528
PER COMMON SHARE DATA:
Basic:
Net income	$0.06	$0.05	$0.17	$0.18
Average number of shares outstanding	18,784	19,275	18,995	19,844
Diluted:
Net income	$0.06	$0.05	$0.17	$0.18
Average number of shares outstanding	18,878	19,351	19,086	19,904
Cash dividends declared	$0.01	$0.00	$0.02	$0.00

See accompanying notes to unaudited consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
COMPREHENSIVE INCOME
Net income	$1,226	$1,307	$3,352	$4,304
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	—	253	823	117
Income tax effect	—	(85)	(280)	(40)
Unrealized holding gains (losses) on available for sale securities arising during period	176	518	(3,429)	724
Income tax effect	(60)	(176)	1,165	(246)
Reclassification adjustment for gains on available for sale securities included in net income	(66)	—	(137)	(12)
Income tax effect	23	—	47	4
Other comprehensive income (loss)	73	510	(1,811)	547
Comprehensive income	$1,299	$1,817	$1,541	$4,851

See accompanying notes to unaudited consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$3,352	$4,304
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(100)	(1,325)
Depreciation expense	1,178	1,116
Net amortization of investment securities	629	847
Net realized gains on investment securities available for sale	(137)	(12)
Net gains on loans held for sale	(912)	(789)
Amortization of deferred loan fees	(228)	(134)
Origination of mortgage loans held for sale	(49,686)	(58,359)
Sales of mortgage loans held for sale	58,340	59,617
Increase in accrued interest income receivable	(340)	(187)
Decrease in accrued interest payable	(414)	(388)
Earnings on bank owned life insurance	(605)	(644)
Deferred income taxes	1,327	1,843
Stock based compensation expense	68	30
Decrease in prepaid Federal Deposit Insurance	1,444	290
Other, net	(1,337)	(2,256)
Net cash provided by operating activities	12,579	3,953
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(41,176)	(32,199)
Purchases of investment securities – held to maturity	(8,432)	(4,578)
Proceeds from sales of investment securities – available for sale	2,298	4,221
Proceeds from maturities of investment securities – available for sale	37,335	43,694
Proceeds from maturities of investment securities – held to maturity	4,067	2,635
Purchases of regulatory stock	(4,180)	—
Proceeds from redemption of regulatory stock	3,844	1,083
Long-term loans originated	(144,733)	(148,238)
Principal collected on long-term loans	111,399	116,812
Loans purchased or participated	(9,000)	(14,492)
Loans sold or participated	1,000	8,500
Proceeds from sale of other real estate owned	1,027	110
Proceeds from life insurance policy	356	—
Purchases of premises and equipment	(2,643)	(1,629)
Net cash used in investing activities	(48,838)	(24,081)
FINANCING ACTIVITIES
Net increase in deposit balances	16,412	33,705
Net increase (decrease) in other short-term borrowings	15,436	(15,765)
Principal borrowings on advances from Federal Home Loan Bank	14,000	17,000
Principal repayments on advances from Federal Home Loan Bank	(6,000)	(11,000)
Purchases of treasury stock	(1,171)	(4,147)
Common stock dividends	(379)	—
Preferred stock dividends	(157)	(776)
Net cash provided by financing activities	38,141	19,017
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,882	(1,111)
CASH AND CASH EQUIVALENTS AT JANUARY 1	26,820	34,783
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$28,702	$33,672

See accompanying notes to unaudited consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 18 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.6 billion that are not reported on the Company’s balance sheet at September 30, 2013. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 101,070 common shares, at exercise prices ranging from $3.23 to $5.75, and 182,351 common shares, at exercise prices ranging from $2.75 to $5.75, were outstanding as of September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Net income	$1,226	$1,307	$3,352	$4,304
Preferred stock dividends	53	251	157	776
Net income available to common shareholders	$1,173	$1,056	$3,195	$3,528
Denominator:
Weighted average common shares outstanding (basic)	18,784	19,275	18,995	19,844
Effect of stock options	94	76	91	60
Weighted average common shares outstanding (diluted)	18,878	19,351	19,086	19,904
Earnings per common share:
Basic	$0.06	$0.05	$0.17	$0.18
Diluted	0.06	0.05	0.17	0.18

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds. The Company made $86,000 in income tax payments in the first nine months of 2013 as compared to $122,000 for the first nine months of 2012. The Company made total interest payments of $5,291,000 in the first nine months of 2013 compared to $6,306,000 in the same 2012 period. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $593,000 and $836,000 in the first nine months of 2013 and 2012, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	September 30, 2013
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$9,073	$46	$(151)	$8,968
US Agency mortgage-backed securities	125,294	3,933	(892)	128,335
Corporate bonds	11,991	26	(255)	11,762
Total	$146,358	$4,005	$(1,298)	$149,065

Investment securities held to maturity (HTM):

	September 30, 2013
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$13,038	$348	$(338)	$13,048
Taxable municipal	1,012	—	(78)	934
Corporate bonds and other securities	3,995	—	(51)	3,944
Total	$18,045	$348	$(467)	$17,926

Investment securities available for sale (AFS):

	December 31, 2012
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$5,848	$70	$(7)	$5,911
US Agency mortgage-backed securities	131,425	6,320	(10)	137,735
Corporate bonds	7,992	3	(103)	7,892
Total	$145,265	$6,393	$(120)	$151,538

Investment securities held to maturity (HTM):

	December 31, 2012
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$9,318	$578	$—	$9,896
Taxable municipal	410	6	—	416
Corporate bonds and other securities	3,995	14	(55)	3,954
Total	$13,723	$598	$(55)	$14,266

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of “A.” At September 30, 2013, 89.7% of the portfolio was rated “AAA” as compared to 92.2% at December 31, 2012. 1.2% of the portfolio was either rated below “A” or unrated at September 30, 2013. The Company has no exposure to subprime mortgage loans in the investment portfolio. At September 30, 2013, the Company’s consolidated investment securities portfolio had an effective duration of approximately 3.30 years.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Total proceeds from the sale of AFS securities for the first nine months of 2013 were $2.3 million resulting in $137,000 of gross investment security gains. Sales of investment securities in the three months ended September 30, 2013 were $1.1 million resulting in $66,000 of gross investment security gains. Total proceeds from the sale of AFS securities for the first nine months of 2012 were $4.2 million resulting in $59,000 of gross investment security gains and $47,000 of gross investment security losses. All of the investment security sales activity for 2012 occurred in the second quarter.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $112,085,000 at September 30, 2013 and $94,206,000 at December 31, 2012.

The following tables present information concerning investments with unrealized losses as of September 30, 2013 and December 31, 2012 (in thousands):

Investment securities available for sale:

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$5,948	$(151)	$—	$—	$5,948	$(151)
US Agency mortgage-backed securities	33,058	(880)	702	(12)	33,760	(892)
Corporate bonds	6,788	(203)	2,948	(52)	9,736	(255)
Total	$45,794	$(1,234)	$3,650	$(64)	$49,444	$(1,298)

Investment securities held to maturity:

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency mortgage-backed securities	$7,443	$(338)	$—	$—	$7,443	$(338)
Taxable municipal	934	(78)	—	—	934	(78)
Corporate bonds and other securities	2,950	(45)	994	(6)	3,944	(51)
Total	$11,327	$(461)	$994	$(6)	$12,321	$(467)

Investment securities available for sale:

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$993	$(7)	$—	$—	$993	$(7)
US Agency mortgage-backed securities	1,140	(8)	349	(2)	1,489	(10)
Corporate bonds	6,898	(103)	—	—	6,898	(103)
Total	$9,031	$(118)	$349	$(2)	$9,380	$(120)

Investment securities held to maturity:

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and other securities	$965	$(35)	$1,981	$(20)	$2,946	$(55)
Total	$965	$(35)	$1,981	$(20)	$2,946	$(55)

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 54 positions that are considered temporarily impaired at September 30, 2013. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at September 30, 2013 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Investment securities available for sale:

	September 30, 2013
Cost Basis	US Agency	US Agency Mortgage-Backed Securities	Corporate Bonds	Total Investment Securities Available For Sale
After 1 year but within 5 years	$8,073	$1,740	$7,994	$17,807
After 5 years but within 10 years	1,000	12,841	3,997	17,838
After 10 years but within 15 years	—	62,453	—	62,453
Over 15 years	—	48,260	—	48,260
Total	$9,073	$125,294	$11,991	$146,358

	September 30, 2013
Fair Value	US Agency	US Agency Mortgage-Backed Securities	Corporate Bonds	Total Investment Securities Available For Sale
After 1 year but within 5 years	$8,013	$1,853	$7,921	$17,787
After 5 years but within 10 years	955	13,230	3,841	18,026
After 10 years but within 15 years	—	63,577	—	63,577
Over 15 years	—	49,675	—	49,675
Total	$8,968	$128,335	$11,762	$149,065

Investment securities held to maturity:

	September 30, 2013
Cost Basis	US Agency Mortgage-Backed Securities	Corporate Bonds and Other Securities	Total Investment Securities Held To Maturity
Within 1 year	$—	$—	$—
After 1 year but within 5 years	—	3,000	3,000
After 5 years but within 10 years	1,769	—	1,769
After 10 years but within 15 years	—	1,012	1,012
Over 15 years	11,269	995	12,264
Total	$13,038	$5,007	$18,045

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

	September 30, 2013
Fair Value	US Agency Mortgage-Backed Securities	Corporate Bonds and Other Securities	Total Investment Securities Held To Maturity
Within 1 year	$—	$—	$—
After 1 year but within 5 years	—	2,969	2,969
After 5 years but within 10 years	1,642	—	1,642
After 10 years but within 15 years	—	934	934
Over 15 years	11,406	975	12,381
Total	$13,048	$4,878	$17,926

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Commercial	$115,912	$102,822
Commercial loans secured by real estate	396,740	383,339
Real estate-mortgage	231,910	217,584
Consumer	16,285	17,420
Loans, net of unearned income	$760,847	$721,165

Loan balances at September 30, 2013 and December 31, 2012 are net of unearned income of $612,000 and $637,000, respectively. Real estate-construction loans comprised 2.3%, and 2.0% of total loans, net of unearned income, at September 30, 2013 and December 31, 2012, respectively. The Company has no exposure to subprime mortgage loans in the loan portfolio.

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and nine month periods ending September 30, 2013 and 2012 (in thousands).

	Three months ended September 30,
	Balance at June 30, 2013	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2013
Commercial	$2,780	$—	$17	$891	$3,688
Commercial loans secured by real estate	5,983	—	39	(993)	5,029
Real estate-mortgage	1,279	(49)	31	62	1,323
Consumer	146	(8)	8	(6)	140
Allocation for general risk	957	—	—	46	1,003
Total	$11,145	$(57)	$95	$—	$11,183

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	Three months ended September 30,
	Balance at June 30, 2012	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2012
Commercial	$2,352	$(246)	$14	$277	$2,397
Commercial loans secured by real estate	8,378	—	8	(515)	7,871
Real estate-mortgage	1,206	(51)	9	57	1,221
Consumer	155	(36)	14	17	150
Allocation for general risk	1,226	—	—	(36)	1,190
Total	$13,317	$(333)	$45	$(200)	$12,829

	Nine months ended September 30,
	Balance at December 31, 2012	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2013
Commercial	$2,596	$—	$48	$1,044	$3,688
Commercial loans secured by real estate	7,796	(1,480)	181	(1,468)	5,029
Real estate-mortgage	1,269	(96)	98	52	1,323
Consumer	150	(87)	48	29	140
Allocation for general risk	760	—	—	243	1,003
Total	$12,571	$(1,663)	$375	$(100)	$11,183

	Nine months ended September 30,
	Balance at December 31, 2011	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2012
Commercial	$2,365	$(345)	$126	$251	$2,397
Commercial loans secured by real estate	9,400	(172)	208	(1,565)	7,871
Real estate-mortgage	1,270	(190)	38	103	1,221
Consumer	174	(170)	36	110	150
Allocation for general risk	1,414	—	—	(224)	1,190
Total	$14,623	$(877)	$408	$(1,325)	$12,829

As a result of successful ongoing problem credit resolution efforts, the Company achieved further asset quality improvements in the first nine months of 2013. These improvements are evidenced by reduced levels of non-accrual loans, non-performing assets, classified assets and low loan delinquency levels that continue to be well below 1% of total loans. The higher charge-off in the commercial loans secured by real estate relate primarily to one loan for which a specific reserve had been previously established. The largest portion of the credit provision occurred in commercial loans secured by real-estate as this is the category that experienced the most meaningful improvement in asset quality which resulted in a reduction of the related qualitative factor. The $1 million provision for commercial loans was largely related to the downgrade to a substandard rating for a larger commercial credit.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At September 30, 2013
Loans:	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$50	$2,205	$—	$63	$2,318
Collectively evaluated for impairment	115,862	394,535	231,910	16,222	758,529
Total loans	$115,912	$396,740	$231,910	$16,285	$760,847

Allowance for loan losses:	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$50	$755	$—	$—	$—	$805
General reserve allocation	3,638	4,274	1,323	140	1,003	10,378
Total allowance for loan losses	$3,688	$5,029	$1,323	$140	$1,003	$11,183

	At December 31, 2012
Loans:	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$—	$4,793	$—	$13	$4,806
Collectively evaluated for impairment	102,822	378,546	217,584	17,407	716,359
Total loans	$102,822	$383,339	$217,584	$17,420	$721,165

Allowance for loan losses:	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$—	$1,586	$—	$—	$—	$1,586
General reserve allocation	2,596	6,210	1,269	150	760	10,985
Total allowance for loan losses	$2,596	$7,796	$1,269	$150	$760	$12,571

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

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

Management evaluates for possible impairment any individual loan in the commercial or commercial real estate segment with a loan balance in excess of $100,000 that is in nonaccrual status or classified as a Troubled Debt Restructure (TDR). Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a TDR.

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

	September 30, 2013
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$50	$50	$—	$50	$50
Commercial loans secured by real estate	2,156	755	49	2,205	2,304
Consumer	—	—	63	63	63
Total impaired loans	$2,206	$805	$112	$2,318	$2,417

	December 31, 2012
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$4,239	$1,586	$554	$4,793	$4,850
Consumer	—	—	13	13	13
Total impaired loans	$4,239	$1,586	$567	$4,806	$4,863

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Average loan balance:
Commercial	$50	$—	$6	$17
Commercial loans secured by real estate	2,170	3,576	2,904	3,680
Consumer	63	—	18	—
Average investment in impaired loans	$2,283	$3,576	$2,928	$3,697
Interest income recognized:
Commercial	$—	$—	$—	$—
Commercial loans secured by real estate	3	1	7	2
Consumer	—	—	1	—
Interest income recognized on a cash basis on impaired loans	$3	$1	$8	$2

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

Management uses a nine point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized. The first five “Pass” categories are aggregated, while the Pass-6, Special Mention, Substandard and Doubtful categories are disaggregated to separate pools. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due, or for which any portion of the loan represents a specific allocation of the allowance for loan losses are placed in Substandard or Doubtful.

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

In addition to loan monitoring by the account officer and Loan Review Department, the Company also requires presentation of all credits rated Pass-6 with aggregate balances greater than $1,000,000, all credits rated Special Mention or Substandard with aggregate balances greater than $250,000, and all credits rated Doubtful with aggregate balances greater than $100,000 on an individual basis to the Company’s Loan Loss Reserve Committee on a quarterly basis. Additionally, the Asset Quality Task Force, which is a group comprised of senior level personnel, meets bi-weekly to monitor the status of problem loans.

The following table presents the classes of the commercial loan portfolios summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands).

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$104,296	$8,904	$2,712	$—	$115,912
Commercial loans secured by real estate	368,504	14,769	12,999	468	396,740
Total	$472,800	$23,673	$15,711	$468	$515,652

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$99,886	$28	$2,908	$—	$102,822
Commercial loans secured by real estate	343,885	20,836	17,010	1,608	383,339
Total	$443,771	$20,864	$19,918	$1,608	$486,161

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

	September 30, 2013
	Performing	Non-Performing
Real estate-mortgage	$230,692	$1,218
Consumer	16,222	63
Total	$246,914	$1,281

	December 31, 2012
	Performing	Non-Performing
Real estate-mortgage	$216,393	$1,191
Consumer	17,407	13
Total	$233,800	$1,204

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	September 30, 2013
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$115,912	$—	$—	$—	$—	$115,912	$—
Commercial loans secured by real estate	394,050	936	68	1,686	2,690	396,740	686
Real estate-mortgage	228,118	2,248	554	990	3,792	231,910	—
Consumer	16,209	57	19	—	76	16,285	—
Total	$754,289	$3,241	$641	$2,676	$6,558	$760,847	$686

	December 31, 2012
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$102,775	$—	$47	$—	$47	$102,822	$—
Commercial loans secured by real estate	379,834	—	2,545	960	3,505	383,339	—
Real estate-mortgage	213,300	3,240	303	741	4,284	217,584	—
Consumer	17,371	16	33	—	49	17,420	—
Total	$713,280	$3,256	$2,928	$1,701	$7,885	$721,165	$—

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

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	September 30, 2013	December 31, 2012
Non-accrual loans
Commercial loans secured by real estate	$2,041	$4,623
Real estate-mortgage	1,218	1,191
Total	3,259	5,814
90 days past due still accruing
Commercial loans secured by real estate	686	—
Total	686	—
Other real estate owned
Commercial loans secured by real estate	344	1,101
Real estate-mortgage	522	127
Total	866	1,228
TDR’s not in non-accrual	226	182
Total non-performing assets including TDR	$5,037	$7,224
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.66%	1.00%

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

The following table details the loans modified as TDRs during both the three and nine month periods ended September 30, 2013 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Consumer	1	$51	Extension of maturity date

The following table details the loans modified as TDRs during both the three and nine month periods ended September 30, 2012 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	1	$87	Extension of maturity date

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	4	$2,990	Extension of maturity date

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

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)  – (continued)

The following table presents the recorded investment in loans that were modified as TDR’s during each 12-month period prior to the current reporting periods, which begin January 1, 2013 and 2012 (nine month periods) and July 1, 2013 and 2012 (three month periods), respectively, and that subsequently defaulted during the current reporting periods (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Recorded investment of defaults
Commercial loan secured by real estate	$—	$724	$1,320	$1,312
Total	$—	$724	$1,320	$1,312

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income due in accordance with original terms	$37	$51	$139	$169
Interest income recorded	—	—	—	—
Net reduction in interest income	$37	$51	$139	$169

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At September 30, 2013
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$31,096	0.25%
Advances	2015	4,000	0.52
	2016	8,000	0.77
	2017	7,000	1.07
	2018	2,000	1.47
Total advances		21,000	0.89
Total FHLB borrowings		$52,096	0.51%

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Federal Home Loan Bank Borrowings  – (continued)

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

The Series E Preferred Stock has an aggregate liquidation preference of approximately $21 million and qualifies as Tier 1 Capital for regulatory purposes. The terms of the Series E Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, may fluctuate while the Series E Preferred Stock is outstanding based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank from its average level of QSBL at each of the four quarter ends leading up to September 30, 2010 (the “Baseline”) as follows:

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

In addition to the applicable dividend rates described above, beginning on January 1, 2014 and on all dividend payment dates thereafter ending on April 1, 2016, if we fail to increase our level of QSBL compared to the Baseline, we will be required to pay a quarterly lending incentive fee of 0.5% of the liquidation value. As of September 30, 2013, the Company had increased its QSBL to a level that reduced the dividend rate to 1%. Accordingly, this 1% rate will continue through February 7, 2016.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Preferred Stock  – (continued)

As long as shares of Series E Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) during any quarter in which we fail to declare and pay dividends on the Series E Preferred Stock and for the next three quarters following such failure. In addition, under the terms of the Series E Preferred Stock, we may only declare and pay dividends on our common stock (or repurchase shares of our common stock), if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least ninety percent (90%) of Tier 1 capital as of September 30, 2011, excluding any charge-offs and redemptions of the Series E Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning January 1, 2014, based upon the extent by which, if at all, the QSBL at September 30, 2013 has increased over the Baseline.

We may redeem the Series E Preferred Stock at any time at our option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends, subject to the approval of our federal banking regulator.

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2013 (in thousands):

Three months ended September 30, 2013	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total
Balance at July 1, 2013	$1,714	$(8,977)	$(7,263)
Other comprehensive income before reclassifications	116	—	116
Amounts reclassified from accumulated other comprehensive loss	(43)	—	(43)
Net current period other comprehensive income	73	—	73
Balance at September 30, 2013	$1,787	$(8,977)	$(7,190)

(1)	Amounts in parentheses indicate debits.

Nine months ended September 30, 2013	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total
Balance at January 1, 2013	$4,141	$(9,520)	$(5,379)
Other comprehensive income (loss) before reclassifications	(2,264)	103	(2,161)
Amounts reclassified from accumulated other comprehensive loss	(90)	440	350
Net current period other comprehensive income (loss)	(2,354)	543	(1,811)
Balance at September 30, 2013	$1,787	$(8,977)	$(7,190)

(1)	Amounts in parentheses indicate debits.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss  – (continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2013 (in thousands):

Three months ended September 30, 2013 Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss(1)	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities
	$(66)	Net realized gains on investment securities AFS
	(66)	Total before tax
	23	Provision for income tax expense
	$(43)	Net of tax
Total reclassifications for the period	$(43)	Net of tax

(1)	Amounts in parentheses indicate credits.

Nine months ended September 30, 2013 Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss(1)	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities
	$(137)	Net realized gains on investment securities AFS
	(137)	Total before tax
	47	Provision for income tax expense
	$(90)	Net of tax
Amortization of defined benefit items(2)
Estimated net loss	$682	Salaries and employee benefits
Prior service cost	(10)	Salaries and employee benefits
Transition asset	(4)	Salaries and employee benefits
	668	Total before tax
	(228)	Provision for income tax expense
	$440	Net of tax
Total reclassifications for the period	$350	Net of tax

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2013, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital  – (continued)

The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.48% at September 30, 2013 (in thousands, except ratios).

	At September 30, 2013
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$126,358	15.35%	$65,841	8.00%	$82,301	10.00%
AmeriServ Financial Bank	101,907	12.52	65,139	8.00	81,424	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	116,050	14.10	32,921	4.00	49,381	6.00
AmeriServ Financial Bank	91,708	11.26	32,570	4.00	48,854	6.00
Tier 1 Capital (To Average Assets) Consolidated	116,050	11.44	40,571	4.00	50,714	5.00
AmeriServ Financial Bank	91,708	9.28	39,524	4.00	49,405	5.00

	At December 31, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$122,583	15.92%	$61,588	8.00%	$76,985	10.00%
AmeriServ Financial Bank	101,786	13.34	61,060	8.00	76,325	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	112,916	14.67	30,794	4.00	46,191	6.00
AmeriServ Financial Bank	92,200	12.08	30,530	4.00	45,795	6.00
Tier 1 Capital (To Average Assets) Consolidated	112,916	11.44	39,474	4.00	49,343	5.00
AmeriServ Financial Bank	92,200	9.55	38,616	4.00	48,269	5.00

On July 2, 2013, the Board of Governors of the Federal Reserve System approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act, which will require institutions to, among other things, have more capital and a higher quality of capital by increasing the minimum regulatory capital ratios, and requiring capital buffers. The new rules become effective for the Company on January 1, 2015, with an implementation period that stretches to 2019. See further discussion under Capital Resources in the MD&A.

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

The contribution of the major business segments to the Consolidated Results of Operations for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three months ended September 30, 2013		Nine months ended September 30, 2013		September 30, 2013
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,775	$729	$20,285	$2,339	$340,545
Commercial banking	4,075	1,136	11,943	3,189	528,285
Trust	2,048	310	6,216	816	4,496
Investment/Parent	(712)	(949)	(2,304)	(2,992)	164,818
Total	$12,186	$1,226	$36,140	$3,352	$1,038,144

	Three months ended September 30, 2012		Nine months ended September 30, 2012		September 30, 2012
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,883	$837	$20,283	$2,464	$338,267
Commercial banking	3,900	1,291	11,144	3,838	478,467
Trust	1,865	210	5,817	708	4,228
Investment/Parent	(857)	(1,031)	(2,067)	(2,706)	181,319
Total	$11,791	$1,307	$35,177	$4,304	$1,002,281

15. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $156.0 million and standby letters of credit of $12.7 million as of September 30, 2013. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$453	$373	$1,359	$1,119
Interest cost	291	299	873	897
Expected return on plan assets	(440)	(406)	(1,320)	(1,218)
Amortization of prior year service cost	(5)	(5)	(15)	(15)
Amortization of transition asset	(2)	(4)	(6)	(12)
Recognized net actuarial loss	341	262	1,023	786
Net periodic pension cost	$638	$519	$1,914	$1,557

The higher pension expense in 2013 reflects the negative impact that the low interest rate environment is having on the discount rate used to calculate the plan liabilities. This increasing pension cost was a key factor causing the Company to implement a soft freeze of its defined benefit pension plan to provide that non-union employees hired on or after January 1, 2013 and union employees hired on or after January 1, 2014 are not eligible to participate in the pension plan. Instead, such employees are eligible to participate in a qualified 401(k) plan.

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2013 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$8,968	$—	$8,968	$—
US Agency mortgage-backed securities	128,335	—	128,335	—
Corporate bonds	11,762	—	11,762	—

	Fair Value Measurements at December 31, 2012 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$5,911	$—	$5,911	$—
US Agency mortgage-backed securities	137,735	—	137,735	—
Corporate bonds	7,892	—	7,892	—
Fair value of swap asset	164	—	164	—
Fair value of swap liability	164	—	164	—

Assets Measured on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At September 30, 2013, impaired loans with a carrying value of $2.3 million were reduced by a specific valuation allowance totaling $805,000 resulting in a net fair value of $1.5 million. At December 31, 2012, impaired loans with a carrying value of $4.8 million were reduced by a specific valuation allowance totaling $1.6 million resulting in a net fair value of $3.2 million.

Other real estate owned (OREO) is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures About Fair Value Measurements  – (continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2013 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,513	$—	$—	$1,513
Other real estate owned	866	—	—	866

	Fair Value Measurements at December 31, 2012 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,220	$—	$—	$3,220
Other real estate owned	1,228	—	—	1,228

	Quantitative Information About Level 3 Fair Value Measurements
September 30, 2013	Fair Value Estimate	Valuation Techniques		Unobservable Input		Range
Impaired loans	$1,513	Appraisal of collateral	(1)	Appraisal adjustments	(2) Liquidation expenses(2)	0% to 35% 1% to 15%
Other real estate owned	866	Appraisal of collateral(1),(3)		Appraisal adjustments	(2) Liquidation expenses(2)	0% to 35% 1% to 20%

	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2012	Fair Value Estimate	Valuation Techniques		Unobservable Input		Range
Impaired loans	$3,220	Appraisal of collateral	(1)	Appraisal adjustments	(2) Liquidation expenses(2)	0% to 35% 1% to 15%
Other real estate owned	1,228	Appraisal of collateral(1),(3)		Appraisal adjustments	(2) Liquidation expenses(2)	0% to 35% 1% to 20%

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

AMERISERV FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures About Fair Value Measurements  – (continued)

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at September 30, 2013 and December 31, 2012, were as follows (in thousands):

	September 30, 2013
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$28,702	$28,702	$28,702	$—	$—
Investment securities – AFS	149,065	149,065	—	149,065	—
Investment securities – HTM	18,045	17,926	—	14,957	2,969
Regulatory stock	6,639	6,639	6,639	—	—
Loans held for sale	2,834	2,888	2,888	—	—
Loans, net of allowance for loan loss and unearned income	749,664	751,584	—	—	751,584
Accrued income receivable	3,300	3,300	3,300	—	—
Bank owned life insurance	36,463	36,463	36,463	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$537,577	$537,577	$537,577	$—	$—
Deposits with stated maturities	314,634	321,410	—	—	321,410
Short-term borrowings	31,096	31,096	31,096	—	—
All other borrowings	34,085	36,908	—	—	36,908
Accrued interest payable	1,669	1,669	1,669	—	—

	December 31, 2012
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$26,820	$26,820	$26,820	$—	$—
Investment securities – AFS	151,538	151,538	—	151,538	—
Investment securities – HTM	13,723	14,266	—	11,321	2,945
Regulatory stock	6,304	6,304	6,304	—	—
Loans held for sale	10,576	10,722	10,722	—	—
Loans, net of allowance for loan loss and unearned income	708,594	716,756	—	—	716,756
Accrued income receivable	2,960	2,960	2,960	—	—
Bank owned life insurance	36,214	36,214	36,214	—	—
Fair value swap asset	164	164	—	164	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$520,002	$520,002	$520,002	$—	$—
Deposits with stated maturities	315,732	320,930	—	—	320,930
Short-term borrowings	15,660	15,660	15,660	—	—
All other borrowings	26,085	30,442	—	—	30,442
Accrued interest payable	2,083	2,083	2,083	—	—
Fair value swap liability	164	164	—	164	—

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

The fair value of bank owned life insurance is based upon the cash surrender value of the underlying policies and matches the carrying value.

Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities. Deposits with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded carrying value.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)

2013 THIRD QUARTER SUMMARY OVERVIEW

The Company reported net income available to common shareholders of $1,173,000 or $0.06 per share for the third quarter of 2013. This performance surpassed the per share earnings of the first and second quarters of 2013 as well as the third quarter of 2012. The current quarter required no adjustment to the allowance for loan losses, making it a very straightforward illustration of our community banking initiative.

At the conclusion of the second quarter of 2013 we called attention to the fact that loans outstanding were at a record level. However, at the end of the third quarter of 2013, AmeriServ established a new record surpassing the second quarter of 2013 by more than $12 million. This type of growth does not just happen, especially in the current economic climate. These records are the result of relentless business development calling which, thus far, has averaged 324 calls per month by AmeriServ’s energetic lenders.

The performance of AmeriServ as a U.S. Treasury Department Small Business Loan Fund participant is noteworthy. Over the past 25 months, AmeriServ has leveraged the $21 million of capital provided by the Treasury into $68 million of new qualified small business loans. The Treasury Department has recognized this achievement by reducing the dividend rate on the 5% U.S. Treasury Preferred shares to just 1% through the February 7, 2016. These financial pluses are very exciting, but the real satisfaction lies in being able to aid the small businesses throughout our markets to grow. We know that small businesses are the real job creators and it is our responsibility to support them for the common good.

AmeriServ is also quite proud of the AmeriServ Trust & Financial Services Company. We are all aware of the firestorm that swept through the financial markets in 2008 and 2009. But this Trust Company is building an enviable record based on tried and true Wealth Management practices. Thus far, in 2013, the net contribution to the Parent Company income statement is 8.6% above 2012, and a strong 28.1% above 2011. There is no secret formula, just an intense focus on customer service and a never ending striving for more efficiency.

There are endless debates among academics and elected officials as to how to quicken our nation’s economic pace. Unfortunately, these debates have left AmeriServ, and our fellow community banks, to contend with a Federal Reserve near zero interest rate policy for over 5 years. This controversial policy reduces interest paid to the thrifty, reduces the value of pension funds and narrows the net interest margin for community banks. For example, the AmeriServ net interest margin in the third quarter of 2013 was 13 basis points lower than in the third quarter of 2012, and 22 basis points lower than the third quarter of 2011. In such challenging times, AmeriServ is fortunate to have a well performing Trust Company which charges fees not interest for its services, and a strong mortgage origination function which, even in a year with erratic mortgage rate changes, is still 15.7% ahead of its record fee year of 2012.

Now a word about asset quality. There is always a present danger in weak economic times to reach too aggressively for loans and other varieties of earning assets. The AmeriServ level of non-performing assets on September 30, 2013, was $5,037,000 as compared with $5,372,000 at the same point in 2012 and $5,344,000 at the same point in 2011. This relative stability has enabled AmeriServ to maintain a loan loss reserve coverage ratio well beyond industry norms. We do understand that this is a risk business and we are careful to not test the outer limits of risk as some lenders do.

However, there is something of a paradox present in these AmeriServ financial statements. It is a fact that loans outstanding are at a record level, it is a fact that deposit totals are at the second highest quarter end level ever recorded as AmeriServ, and it is a fact that non-interest revenue is already 7.4% above 2012. But to find that the third quarter totals of 2013 net income produces a Return on Assets of just 47 basis points is an unwelcome occurrence. The third quarter result is the strongest quarterly level of 2013, but it is below our expectations. It is partially caused by the Federal Reserve near zero interest rate policy, a policy that seems likely to continue for some time to come. It is also partially caused by our historic operating expense levels. Management has begun a determined effort to bring expenses closer to the level more common to other community financial companies similar to AmeriServ. We have strong hopes for this effort.

Meanwhile, AmeriServ will continue to seek to grow its lending activities, to emphasize and resource the future potential of the Trust Company and to seek more efficiency in every corner of the Company. The closing common stock price on September 30, 2013, was $3.15 a gain of 4.7% from the $3.01 on December 31, 2012. This represents a Market Price to Earnings Ratio of approximately 15 times, we believe, within the normal range for community banks. It is clear to this Board and this management that AmeriServ must find ways to leverage the strength which exists within this tale of strong capital, strong asset quality and market place growth to further improve earnings.

THREE MONTHS ENDED SEPTEMBER 30, 2013 VS. THREE MONTHS ENDED SEPTEMBER 30, 2012

PERFORMANCE OVERVIEW

The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended September 30, 2013	Three months ended September 30, 2012
Net income	$1,226	$1,307
Net income available to common shareholders	1,173	1,056
Diluted earnings per share	0.06	0.05
Return on average assets (annualized)	0.47%	0.52%
Return on average equity (annualized)	4.44%	4.66%

The Company reported third quarter 2013 net income available to common shareholders of $1,173,000 or $0.06 per diluted common share. This represented a 20% increase in earnings per share from the third quarter of 2012 where net income available to common shareholders totaled $1,056,000 or $0.05 per diluted common share. Growth in total revenue, combined with effective capital management, caused the increase in earnings per share in the third quarter of 2013. Specifically, an increase in net interest income resulted from continued strong growth of our loan portfolio, as total loans grew by $57 million, or 8.1% over the past twelve months. Material loan growth occurred in loan categories that qualify for the Small Business Lending Fund (SBLF) and as a result we have now locked in for continued payment the lowest preferred dividend rate available under the program of 1% until the first quarter of 2016. This 1% dividend rate saves the Company $200,000 in preferred dividends on a quarterly basis. Non-interest income, the other key revenue component, also increased by $337,000 or over 9% between years, due largely to fee growth within our trust and wealth management businesses as a result of increased assets under management and continued good residential mortgage sales activity. These positive items were partially offset by increased non-interest expense and no benefit from a negative provision for loan losses in the third quarter of 2013.

NET INTEREST INCOME AND MARGIN

The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company's earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company's net interest income performance for the third quarter of 2013 to the third quarter of 2012 (in thousands, except percentages):

	Three months ended September 30, 2013	Three months ended September 30, 2012	$ Change	% Change
Interest income	$9,811	$10,030	$(219)	(2.2)%
Interest expense	1,611	1,888	(277)	(14.7)
Net interest income	$8,200	$8,142	$58	0.7
Net interest margin	3.46%	3.59%	(0.13)	N/M

N/M — not meaningful

The Company’s net interest income in the third quarter of 2013 increased by $58,000 or 0.7% when compared to the third quarter of 2012. The Company’s third quarter 2013 net interest margin of 3.46% was 13 basis points lower than the net interest margin of 3.59% for the third quarter of 2012. The lower net interest margin demonstrates the impact of Federal Reserve low interest rate policies which have pressured interest revenue. The Company has sought to mitigate this net interest margin pressure and has modestly increased net interest income by reducing its cost of funds and growing its earning assets, particularly loans. Specifically, total loans have averaged $755 million in the third quarter of 2013, which is $54 million or 7.7% higher than the $701 million average in the third quarter of 2012. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied commercial real estate loans which qualify as SBLF loans, particularly through its loan production offices.

Despite this solid growth in loans, total interest revenue dropped by $219,000 between years and reflects the lower interest rate environment. However, careful management of funding costs has allowed the Company to mitigate this drop in interest revenue during the past year. Specifically, total interest expense for the third quarter of 2013 declined by $277,000 from the third quarter of 2012 due to the Company’s proactive efforts to reduce deposit costs. Even with this reduction in deposit costs, the Company still experienced growth in deposits which reflects the loyalty of its core deposit base and its ongoing efforts to cross sell new loan customers into deposit products. Specifically, total deposits have averaged $855 million in the third quarter of 2013, which is $9 million or 1.1% higher than the $846 million average in the third quarter of 2012. The company is pleased that the majority of the deposit growth has occurred in non-interest bearing demand deposit accounts.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2013 and September 30, 2012 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended September 30 (In thousands, except percentages)

	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$754,996	$8,771	4.57%	$701,104	$8,814	4.95%
Interest bearing deposits	6,542	1	0.06	5,265	2	0.17
Short-term investment in money market funds	2,632	1	0.21	4,717	4	0.25
Fed funds sold	318	—	0.03	—	—	—
Investment securities – AFS	153,925	911	2.37	173,094	1,108	2.56
Investment securities – HTM	18,955	133	2.81	14,380	109	3.03
Total investment securities	172,880	1,044	2.42	187,474	1,217	2.60
Total interest earning assets/interest income	937,368	9,817	4.15	898,560	10,037	4.43
Non-interest earning assets:
Cash and due from banks	16,469			17,090
Premises and equipment	13,018			11,019
Other assets	72,125			81,526
Allowance for loan losses	(11,177)			(13,167)
TOTAL ASSETS	$1,027,803			$995,028
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$79,224	$37	0.19%	$63,321	$30	0.19%
Savings	88,270	35	0.16	86,373	42	0.19
Money markets	211,725	182	0.34	216,644	220	0.40
Other time	315,890	1,020	1.28	328,410	1,295	1.57
Total interest bearing deposits	695,109	1,274	0.73	694,748	1,587	0.91
Short-term borrowings:
Other short-term borrowings	18,711	12	0.26	3,808	2	0.25
Advances from Federal Home Loan Bank	20,193	45	0.88	4,417	19	1.65
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	747,098	1,611	0.86	716,058	1,888	1.05
Non-interest bearing liabilities:
Demand deposits	159,627			150,844
Other liabilities	11,622			16,467
Shareholders' equity	109,456			111,659
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,027,803			$995,028
Interest rate spread			3.29			3.38
Net interest income/Net interest margin		8,206	3.46%		8,149	3.59%
Tax-equivalent adjustment		(6)			(7)
Net Interest Income		$8,200			$8,142

PROVISION FOR LOAN LOSSES

The Company recorded no provision for loan losses in the third quarter of 2013 compared to a $200,000 negative provision recorded in the third quarter of 2012. Overall, sustained improvements in asset quality evidenced by low levels of non-performing assets and classified loans has allowed the Company to continue to benefit from negative or zero loan loss provisions while still maintaining strong coverage ratios. At September 30, 2013, non-performing assets totaled $5.0 million or 0.66% of total loans which is down by $2.2 million from December 31, 2012, but is comparable with the level they have operated at in six of the last seven quarters. The Company also experienced modest net loan recoveries of $38,000 in the third quarter of 2013 compared to $288,000 of net charge-offs in the third quarter of 2012. When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, non-performing assets, loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends. In summary, the allowance for loan losses provided 268% coverage of non-performing loans at September 30, 2013, compared to 210% of non-performing loans at December 31, 2012.

NON-INTEREST INCOME

The Company’s growth in non-interest revenue has been a financial performance highlight in 2013. Non-interest income for the third quarter of 2013 totaled $4.0 million and increased $337,000, or 9.2%, from the third quarter 2012 performance. Factors contributing to this higher level of non-interest income for the quarter included:

•	a $178,000 or 10.4% increase in trust and investment advisory fees due to increased assets under management which reflects both successful new business development activities and market appreciation of existing assets.
•	a $66,000 investment security gain realized on the sale of certain rapidly prepaying mortgage backed securities. There were no investment security gains in the third quarter of 2012.
•	a $90,000 increase in other income due largely to a gain realized on the sale of an other real estate owned property in the third quarter of 2013.

NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 2013 totaled $10.4 million and increased by $326,000, or 3.2%, from the prior year’s third quarter. Factors contributing to the higher non-interest expense in the quarter included:

•	a $119,000 increase in salaries and employee benefits expense due to higher salaries expense and pension expense in the third quarter of 2013. The higher salaries expense reflects merit increases for non-union employees and contractual increases for union employees. The higher pension expense relates to the Company’s defined benefit pension plan and reflects the negative impact that the low interest rate environment is having on the discount rate used to calculate the plan liabilities. This increasing pension cost was a key factor causing the Company to implement a soft freeze of its defined benefit pension plan to provide that non-union employees hired on or after January 1, 2013 are not eligible to participate. Instead, such employees are eligible to participate in a qualified 401(k) retirement plan.
•	a $111,000 increase in the reserve for unfunded commitments due to greater loan approval activity which is included within the other expense line item.

NINE MONTHS ENDED SEPTEMBER 30, 2013 VS. NINE MONTHS ENDED SEPTEMBER 30, 2012

PERFORMANCE OVERVIEW

The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Net income	$3,352	$4,304
Net income available to common shareholders	3,195	3,528
Diluted earnings per share	0.17	0.18
Return on average assets (annualized)	0.44%	0.59%
Return on average equity (annualized)	4.05%	5.15%

The Company reported first nine months of 2013 net income available to common shareholders of $3,195,000 or $0.17 per diluted share. This represented a 5.6% decline in earnings per share from the same nine month period in 2012 where net income available to common shareholders totaled $3,528,000 or $0.18 per diluted common share. Overall, sustained improvements in asset quality continued to result in a negative provision for loan losses in the first nine months of 2013 but at a lesser level than in the first nine months of 2012. The Company’s 2013 first nine months net income was also negatively impacted by a higher level of non-interest expense. These two negative items were partially offset by higher net interest income, non-interest income and reduced income tax expense in the first nine months of 2013. The Company has also saved $619,000 in preferred stock dividend payments so far in 2013 due to the previously discussed growth in SBLF qualified loans. Additionally, the calculation of earnings per share in 2013 has benefitted from an 818,000 or 4.1% reduction in average shares outstanding due to the success of the Company’s common stock repurchase program that was completed in the second quarter of 2013.

NET INTEREST INCOME AND MARGIN

The following table compares the Company's net interest income performance for the first nine months of 2013 to the first nine months of 2012 (in thousands, except percentages):

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	$ Change	% Change
Interest income	$29,140	$30,039	$(899)	(3.0)%
Interest expense	4,877	5,918	(1,041)	(17.6)
Net interest income	$24,263	$24,121	$142	0.6
Net interest margin	3.52%	3.63%	(0.11)	N/M

N/M — not meaningful

The Company’s net interest income in the first nine months of 2013 has increased modestly by $142,000 or 0.6% when compared to the first nine months of 2012. The Company’s first nine month 2013 net interest margin of 3.52% was 11 basis points lower than the net interest margin of 3.63% for the first nine months of 2012. The lower net interest margin demonstrates the impact of Federal Reserve low interest rate policies which have pressured interest revenue. The Company has been able to mitigate this net interest margin pressure and keep net interest income relatively constant by reducing its cost of funds and growing its earning assets, particularly loans. Specifically, total loans have averaged $737 million in the first nine months of 2013, which is $58 million or 8.5% higher than the $679 million average in the first nine months of 2012. The Company continues to have ample liquidity as evidenced by a loan to deposit ratio of 89.6% at September 30, 2013.

COMPONENT CHANGES IN NET INTEREST INCOME

Regarding the separate components of net interest income, the Company's total interest income for the first nine months of 2013 decreased by $899,000 or 3.0% when compared to the same 2012 period. This decrease was due to a 30 basis point decline in the earning asset yield to 4.23%. Within the earning asset base, the yield on the total loan portfolio decreased by 41 basis points to 4.67% while the yield on total investment securities dropped by 26 basis points to 2.49%. During the continued low interest rate environment over the past year, new investment securities and loans that were booked typically had yields that were below the rate on the maturing instruments that they replaced. Despite a $58 million or 8.5% increase in total average loans, total loan interest revenue still dropped by $104,000 between years and reflects the impact of this lower interest rate environment. Investment securities interest revenue also declined by $784,000 during this same period due to a $22 million decrease in the average investment securities portfolio as the Company has utilized cash flow from securities to help fund the previously mentioned loan growth. Interest revenue, however, has benefitted from reduced premium amortization on mortgage backed securities due to a slowdown in mortgage prepayment speeds particularly in the third quarter of 2013.

The Company's total interest expense for the first nine months of 2013 decreased by $1.0 million or 17.6% when compared to the same 2012 period. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 22 basis points to 0.90%. Management’s decision to further reduce interest rates paid on all deposit categories has not had a negative impact on deposit growth and reflects the loyalty of the bank’s core deposit base. Specifically, total deposits have averaged $844 million in the first nine months of 2013 which is $14 million or 1.7% higher than the $830 million average in the first nine months of 2012. The Company has also utilized term advances from the FHLB, with maturities ranging between three and five years, to help fund its earning asset growth and manage interest rate risk over the past year. The average balance of FHLB term advances has increased by $11 million while the average cost of these advances has declined by 50 basis points to 0.80%. Overall, total FHLB borrowings have averaged $30 million or 3.0% of total assets during the first nine months of 2013.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended September 30, 2013 and September 30, 2012. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 33.

Nine months ended September 30 (In thousands, except percentages)

	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$736,896	$26,002	4.67%	$678,995	$26,106	5.08%
Interest bearing deposits	8,541	5	0.09	8,870	8	0.20
Short-term investment in money market funds	3,437	7	0.26	4,567	14	0.40
Fed funds sold	106	—	0.04	—	—	—
Investment securities – AFS	151,041	2,774	2.45	177,087	3,597	2.71
Investment securities – HTM	17,625	371	2.81	13,575	332	3.26
Total investment securities	168,666	3,145	2.49	190,662	3,929	2.75
Total interest earning assets/interest income	917,646	29,159	4.23	883,094	30,057	4.53
Non-interest earning assets:
Cash and due from banks	16,720			16,775
Premises and equipment	12,656			10,925
Other assets	76,683			81,793
Allowance for loan losses	(11,571)			(13,830)
TOTAL ASSETS	$1,012,134			$978,757
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$72,308	$99	0.18%	$59,703	$86	0.19%
Savings	88,128	104	0.16	85,152	144	0.23
Money markets	210,993	549	0.35	208,414	683	0.44
Other time	313,075	3,160	1.35	330,073	4,104	1.66
Total interest bearing deposits	684,504	3,912	0.76	683,342	5,017	0.98
Short-term borrowings:
Other short-term borrowings	13,590	25	0.25	2,827	6	0.30
Advances from Federal Home Loan Bank	16,537	100	0.80	5,683	55	1.30
Guaranteed junior subordinated deferrable interest debentures	13,085	840	8.57	13,085	840	8.57
Total interest bearing liabilities/interest expense	727,716	4,877	0.90	704,937	5,918	1.12
Non-interest bearing liabilities:
Demand deposits	159,550			146,229
Other liabilities	14,298			15,970
Shareholders' equity	110,570			111,621
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,012,134			$978,757
Interest rate spread			3.33			3.41
Net interest income/Net interest margin		24,282	3.52%		24,139	3.63%
Tax-equivalent adjustment		(19)			(18)
Net Interest Income		$24,263			$24,121

PROVISION FOR LOAN LOSSES

For the nine month period in 2013, the Company recorded a negative loan loss provision of $100,000 compared to a $1.3 million negative provision in the first nine months of 2012. There has been $1.2 million less earnings benefit from negative loan loss provisions in 2013. Overall, sustained improvements in asset quality evidenced by low levels of non-performing assets and classified loans has allowed the Company to continue to benefit from negative or zero loan loss provisions in 2013 while still maintaining strong coverage ratios. For the first nine months of 2013, actual credit losses realized through net charge-offs totaled $1.3 million or 0.23% of total loans which represents an increase from the first nine months of 2012 when net charge-offs totaled $469,000 or 0.09% of total loans. The higher net charge-offs in 2013 reflect the resolution of a $2 million problem commercial real estate loan for which the Company had previously established specific reserves for in 2012. The allowance for loan losses was 1.46% of total loans, at September 30, 2013, compared to 1.74% of total loans, at December 31, 2012.

NON-INTEREST INCOME

Non-interest income for the first nine months of 2013 totaled $11.9 million and increased $821,000, or 7.4%, from the first nine months 2012 performance. Factors contributing to this higher level of non-interest income in 2013 included:

•	a $363,000 or 6.7% increase in trust and investment advisory fees due to increased assets under management which reflects both successful new business development activities and market appreciation of existing assets.
•	a $123,000 increase in gains realized on residential mortgage loan sales into the secondary market due to increased mortgage loan production in the first nine months of 2013. The higher residential mortgage loan production reflected both increased refinance and purchase activity although refinance activity did begin to slow in the third quarter of 2013 due to higher mortgage rates.
•	a $137,000 investment security gain realized on the sale of certain rapidly prepaying mortgage backed securities. There was only $12,000 of security gains realized in the third quarter of 2012.
•	a $149,000 increase in bank owned life insurance due to the receipt of a death claim payment.

NON-INTEREST EXPENSE

Non-interest expense for the first nine months of 2013 totaled $31.5 million and increased by $1.2 million, or 4.0%, from the prior year’s first nine months. Factors contributing to the higher non-interest expense in 2013 included:

•	a $664,000 or 3.7% increase in salaries and employee benefits expense due to higher salaries expense and pension expense in the first nine months of 2013. The higher salaries expense reflects merit increases for non-union employees and contractual increases for union employees and 5 additional FTE employees in revenue generating positions. The higher pension expense relates to the Company’s defined benefit pension plan and reflects the negative impact that the low interest rate environment is having on the discount rate used to calculate the plan liabilities.
•	a $382,000 increase in professional fees expense due largely to higher legal costs, recruitment fees and increases in several other professional fee categories.

INCOME TAX EXPENSE

The Company recorded an income tax expense of $1.4 million or an effective tax rate of 29.6% for the first nine months of 2013 compared to an income tax expense of $1.9 million or an effective tax rate of 30.9% for the first nine months of 2012. The lower income tax expense and effective rate in 2013 reflects the Company’s reduced pre-tax earnings combined with an increased amount of tax free earnings from bank owned life insurance. The Company’s deferred tax asset was $11.1 million at September 30, 2013 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

SEGMENT RESULTS

Retail banking’s net income contribution was $729,000 in the third quarter and $2.3 million for the first nine months of 2013 which was lower than the $837,000 and $2.5 million net income contributions for the same 2012 periods. This modest decline in earnings in 2013 was due to lower net interest income resulting from the previously discussed net interest margin pressure, modestly higher non-interest expense and less benefit from a negative loan loss provision in 2013. These negative items were partially offset by increased non-interest income due to strong residential mortgage banking revenues.

The commercial banking segment reported net income contributions of $1.1 million in the third quarter and $3.2 million for the first nine months of 2013 compared to $1.3 million and $3.8 million for the same 2012 periods. Sustained improvements in asset quality continued to result in a negative provision for loan losses in 2013 but at a lesser level than 2012. Overall, there has been $1.1 million less earnings benefit from negative loan loss provisions in this segment in 2013. This segment did benefit from higher net interest income due to increased loan balances in 2013. But this was partially offset by greater non-interest expense due to a $126,000 increase in the reserve for unfunded commitments due to increased loan approval activity and the costs associated with all three new loan production offices being operational for the entire nine months in 2013.

The trust segment’s net income contributions amounted to $310,000 for the third quarter and $816,000 for the first nine months of 2013 compared to $210,000 and $708,000 for the same 2012 periods. The higher net income contribution in 2013 is due to greater revenue from increased assets under management which reflects both successful new business development activities and market appreciation of existing assets. This more than offset higher non-interest expense from increased personnel costs and legal fees.

The investment/parent segment reported net losses of $949,000 in the third quarter and $3.0 million for the first nine months of 2013 compared to net losses of $1.0 million and $2.7 million for the same 2012 periods. A reduced level of investment securities and declining yields in the investment securities portfolio due to the continued low interest rate environment have had a negative impact on this segment. This margin pressure was somewhat offset by gains realized on the sale of certain rapidly prepaying mortgage backed securities in 2013.

BALANCE SHEET

The Company's total consolidated assets were $1.038 billion at September 30, 2013, which was up by $37 million or 3.7% from December 31, 2012. This asset growth was due primarily to a $32 million or 4.4% increase in total loans during the first nine months of 2013. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied commercial real estate loans which qualify as SBLF loans, particularly through its loan production offices.

The Company funded the previously mentioned asset growth with a combination of both increased deposits($16 million) and FHLB short-term borrowings and advances($23 million). The FHLB term advances with maturities between 3 and 5 years now total $21 million as the Company’s has utilized these advances to help manage interest rate risk in a rising rate environment. The Company’s total shareholders’ equity decreased modestly by $98,000 over the first nine months of 2013 due to the Company’s common stock repurchase program and an increase in accumulated other comprehensive loss. These two factors were slightly greater than the increase in retained earnings resulting from the net income available to common shareholders earned in the first nine months of 2013 which exceeded the payment of dividends by $2.8 million. The increase in intermediate to long term interest rates has caused the value in the AFS investment securities portfolio to decline by a net $2.4 million during the first nine months of 2013 which is reflected in accumulated other comprehensive loss. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 15.35%, and an asset leverage ratio of 11.44% at September 30, 2013. The Company’s book value per common share was $4.76, its tangible book value per common share was $4.09, and its tangible common equity to tangible assets ratio was 7.48% at September 30, 2013.

LOAN QUALITY

The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	September 30, 2013	December 31, 2012	September 30, 2012
Total accruing loan delinquency (past due 30 to 89 days)	$3,882	$3,456	$2,398
Total non-accrual loans	3,259	5,814	4,455
Total non-performing assets including TDR*	5,037	7,224	5,372
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.51%	0.48%	0.34%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.43	0.81	0.64
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.66	1.00	0.77
Non-performing assets as a percentage of total assets	0.49	0.72	0.54
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.23	0.19	0.09
Annualized provision (credit) for loan losses	(0.02)	(0.11)	(0.26)
Total classified loans (loans rated substandard or doubtful)	$17,396	$22,717	$21,391

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company achieved further asset quality improvements in the first nine months of 2013. These improvements are evidenced by reduced levels of non-accrual loans, non-performing assets, classified assets and low loan delinquency levels that continue to be well below 1% of total loans. We continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2013, the 25 largest credits represented 30.1% of total loans outstanding.

ALLOWANCE FOR LOAN LOSSES

The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30, 2013	December 31, 2012	September 30, 2012
Allowance for loan losses	$11,183	$12,571	$12,829
Allowance for loan losses as a percentage of each of the following:
total loans, net of unearned income	1.47%	1.74%	1.83%
total accruing delinquent loans (past due 30 to 89 days)	288.07	363.74	534.99
total non-accrual loans	343.14	216.22	287.97
total non-performing assets	222.02	174.02	238.86

The Company has reversed a portion of the allowance for loan losses into earnings in both 2013 and 2012 due to the previously discussed sustained improvement in asset quality. As a result of this reversal and higher net charge-off levels in the first nine months of 2013, the balance in the allowance for loan losses has declined but the Company has been able to still maintain strong coverage of non-accrual loans and non-performing assets as indicated in the above table.

LIQUIDITY

The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past three years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to either fund loan growth, paydown borrowings, or reinvested back into the securities portfolio. We strive to operate our loan to deposit ratio in a range of 85% to 95%. At September 30, 2013, the Company’s loan to deposit ratio was 89.3%. We are optimistic that we can increase the loan to deposit ratio in the future given current commercial loan pipelines, the further development of three new loan production offices, and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $1.9 million from December 31, 2012, to September 30, 2013, due to $38.1 million of cash provided by financing activities and $12.6 million of cash provided by operating activities. This was partially offset by $48.8 million of cash used in investing activities. Within investing activities, cash provided from investment security maturities and sales was lower than cash used for new investment security purchases by $5.9 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $153.7 million and was $41.3 million higher than the $112.4 million of cash received from loan principal payments and participations. Within financing activities, deposit growth provided $16.4 million of cash. Total FHLB borrowings increased as advances, both short-term and long-term, exceeded paydowns by $23.4 million and was utilized to fund the earning asset growth. At September 30, 2013, the Company had immediately available $343 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $18.1 million of cash, short-term investments, and investment securities at September 30, 2013, which represented an increase of approximately $1.4 million since year-end 2012. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At September 30, 2013, our subsidiary Bank had $2.1 million of cash available for immediate dividends to the holding company under the applicable regulatory formulas. As such, the holding company has strong liquidity to meet its trust preferred debt service requirements and preferred stock dividends, which should approximate $1.2 million over the next twelve months. Additionally, the Company has ample cash to provide for its $0.01 per share quarterly common stock cash dividend which will require $188,000 of cash on a quarterly basis. The most recent $0.01 dividend was announced on October 18, 2013 payable on November 18, 2013 to shareholders of record on November 4, 2013.

CAPITAL RESOURCES

The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.44% and the risk based capital ratio was 15.35% at September 30, 2013. The Company’s tangible common equity to tangible assets ratio was 7.48% at September 30, 2013. These ratios reflect the completion of $1.2 million common stock buyback program where we repurchased 2% of our outstanding common shares during the second quarter of 2013. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2013. Capital generated from earnings will be utilized to pay the SBLF preferred dividend, common stock cash dividend and will also support anticipated balance sheet growth.

On July 2, 2013, the Board of Governors of the Federal Reserve System approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

The July 2013 final rules include three significant changes from the proposals initially made by federal banking regulators in June 2012: (i) the final rules do not change the current risk weighting for residential mortgage exposures; (ii) the final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity tier 1 calculations; and (iii) the final rules permit institutions with less than $15.0 billion in assets to grandfather certain non-qualifying capital instruments (including trust preferred securities) issued prior to May 19, 2009 into tier 1 capital.

The Company and the Bank will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	0.2%	13.7%
100bp increase	0.7	8.3
100bp decrease	(4.2)	(15.1)

The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at 0.25%. The variability of net interest income is modestly positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and scheduled repricing of loans tied to LIBOR or prime. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

OFF BALANCE SHEET ARRANGEMENTS

The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $156.0 million and standby letters of credit of $12.7 million as of September 30, 2013. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $8.7 million, or 78%, of the total allowance for loan losses at September 30, 2013 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. As of September 30, 2013, goodwill was not considered impaired; however, deteriorating economic conditions could result in impairment, which could adversely affect earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of September 30, 2013, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At September 30, 2013, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.

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

FORWARD LOOKING STATEMENT

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, AmeriServ will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build AmeriServ into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — it is the existing and prospective customer that AmeriServ must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. AmeriServ is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.
•	Revenue Growth — It is necessary for AmeriServ to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through the opening of several loan production offices. There will be a particular focus on small business commercial lending. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.
•	Expense Rationalization — AmeriServ Financial remains focused on trying to rationalize expenses. This has not been a program of broad based cuts, but has been targeted so AmeriServ stays strong but spends less. The Company has established a goal of identifying $1 million of non-interest expense savings in 2014 some of which may be utilized to fund new revenue growth initiatives such as another loan production office. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2013, are effective.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011, exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011.
3.2	Bylaws, as amended and restated on May 16, 2013, Exhibit 3.2 to the Form 8-K filed May 22, 2013.
15.1	Report of S.R. Snodgrass, A.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, A.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Consolidated Financial Statements (unaudited).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.

Registrant

Date: November 13, 2013	/s/ Glenn L. Wilson Glenn L. Wilson President and Chief Executive Officer

Date: November 13, 2013	/s/ Jeffrey A. Stopko Jeffrey A. Stopko Executive Vice President and Chief Financial Officer