Form 10-K
period 2013-12-31
AMERISERV FINANCIAL INC /PA/
filed 2014-02-28
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NUMBER 0-11204

AMERISERV FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1424278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MAIN & FRANKLIN STREETS, P.O. BOX 430, JOHNSTOWN, PENNSYLVANIA	15907-0430
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (814) 533-5300

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, Par Value $0.01 Per Share	The NASDAQ Stock Market LLC
8.45% Beneficial Unsecured Securities, Series A (AmeriServ Financial Capital Trust I)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title Of Class	Share Purchase Rights (Title of class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $51,468,675 as of June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 18,784,188 shares outstanding as of January 31, 2014.

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

The Company’s principal activities consist of owning and operating its three wholly owned subsidiary entities. At December 31, 2013, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $1.056 billion, $855 million, and $113 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and risk management.

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

AMERISERV FINANCIAL BANKING SUBSIDIARY
AMERISERV FINANCIAL BANK

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 18 locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland counties, Pennsylvania, the Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, checking accounts, money market accounts, secured and unsecured consumer loans, mortgage loans, safe deposit boxes, holiday club accounts, money orders, and traveler’s checks; and (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as commercial real estate-mortgage loans, short and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 20 automated bank teller machines (ATMs) through its 24-hour banking network that is linked with NYCE, a regional ATM network, and CIRRUS, a national ATM network. West Chester Capital Advisors (WCCA), a SEC registered investment advisor, is also a subsidiary of the Bank. The Company also operates loan production offices (LPO’s) in Monroeville, Altoona and Harrisburg in Pennsylvania and Hagerstown in Maryland.

We believe that the Bank’s deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. The Bank’s business is not seasonal, nor does it have any risks attendant to foreign sources. The significant majority of the Bank’s customer base is located within a 150 mile radius of Johnstown, Pennsylvania.

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 2013:

Headquarters	Johnstown, PA
Total Assets	$1,027,510
Total Investment Securities	145,968
Total Loans and Loans Held for Sale (net of unearned income)	786,748
Total Deposits	854,722
Total Net Income	5,911
Asset Leverage Ratio	9.46%
Return on Average Assets	0.60
Return on Average Equity	6.01
Total Full-time Equivalent Employees	281

RISK MANAGEMENT OVERVIEW:

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, which includes credit, interest rate and market, liquidity, operational, legal/compliance, strategic/reputational and security risk. The Company controls and monitors these risks with policies, procedures, and various levels of managerial and Board oversight. The Company has both a Management Enterprise Risk Committee and a Board Enterprise Risk Committee to help manage and monitor the Company’s risk position.

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms resulting in an economic loss to the organization. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. The Company’s primary credit risk occurs in the loan portfolio. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses to control and manage credit risk. The Company’s investment policy and hedging policy limit the amount of credit risk that may be assumed in the investment portfolio and through hedging activities. The following summarizes and describes the Company’s various loan categories and the underwriting standards applied to each:

Commercial Loans

This category includes credit extensions to commercial and industrial borrowers. Business assets, including accounts receivable, inventory and/or equipment, typically secure these credits. In appropriate instances, extensions of credit in this category are subject to collateral advance formulas. Balance sheet strength and profitability are considered when analyzing these credits, with special attention given to historical, current and prospective sources of cash flow, and the ability of the customer to sustain cash flow at acceptable levels. The Bank’s policy permits flexibility in determining acceptable debt service coverage ratios, with a minimum level of 1.1 to 1x desired. Personal guarantees are frequently required; however, as the financial strength of the borrower increases, the Bank’s ability to obtain personal guarantees decreases. In addition to economic risk, this category is impacted by the strength of the borrower’s management, industry risk and portfolio concentration risk each of which are also monitored and considered during the underwriting process.

Commercial Loans Secured by Real Estate

This category includes various types of loans, including acquisition and construction of investment property, owner-occupied property and operating property. Maximum term, minimum cash flow coverage, leasing requirements, maximum amortization and maximum loan to value ratios are controlled by the Bank’s credit policy and follow industry guidelines and norms, and regulatory limitations. Personal guarantees are normally required during the construction phase on construction credits and are frequently obtained on mid to smaller commercial real estate loans. In addition to economic risk, this category is subject to geographic and portfolio concentration risk, each of which are monitored and considered in underwriting.

Residential Real Estate — Mortgages

This category includes mortgages that are secured by residential property. Underwriting of loans within this category is pursuant to Freddie Mac/Fannie Mae underwriting guidelines, with the exception of Community Reinvestment Act (CRA) loans, which have more liberal standards. The major risk in this category is that a significant downward economic trend would increase unemployment and cause payment default. The Bank does not engage and has never engaged, in subprime residential mortgage lending.

Consumer Loans

This category includes consumer installment loans and revolving credit plans. Underwriting is pursuant to industry norms and guidelines. The major risk in this category is a significant economic downturn.

INVESTMENTS

The investment securities portfolio of the Company and its subsidiaries is managed primarily to provide ample liquidity to fund, for example, loan growth and secondarily for earnings in a manner that is consistent with proper bank asset/liability management and current banking practices. The objectives of portfolio management include consideration of proper liquidity levels, interest rate and market valuation sensitivity, and profitability. The investment portfolio of the Company and its subsidiaries are proactively managed in accordance with federal and state laws and regulations and in accordance with generally accepted accounting principles.

The investment portfolio is primarily made up of AAA rated agency mortgage-backed securities and short maturity agency securities. Beginning in 2012, the Company began to add high quality corporate securities and select taxable municipal securities to the portfolio. Management strives to maintain a relatively short duration in the portfolio. All holdings must meet standards documented in the AmeriServ Financial Investment Policy.

Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair value of the Company’s investment portfolio as of the periods indicated:

Investment securities available for sale at:

	AT DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS)
U.S. Agency	$6,926	$5,848	$10,689
Corporate bonds	11,992	7,992	—
U.S. Agency mortgage-backed securities	121,480	131,425	165,484
Total cost basis of investment securities available for sale	$140,398	$145,265	$176,173
Total fair value of investment securities available for sale	$141,978	$151,538	$182,923

Investment securities held to maturity at:

	AT DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS)
Taxable municipal	$1,521	$410	$—
U.S. Agency mortgage-backed securities	12,671	9,318	9,280
Corporate bonds and other securities	3,995	3,995	3,000
Total cost basis of investment securities held to maturity	$18,187	$13,723	$12,280
Total fair value of investment securities held to maturity	$17,788	$14,266	$12,914
DEPOSITS AND OTHER SOURCES OF FUNDS
Deposits

The Bank has a stable core deposit base made up of traditional commercial bank products that exhibits little fluctuation, other than jumbo certificates of deposits (CDs), which demonstrate some seasonality. The Company also utilizes certain Trust Company specialty deposits related to the ERECT Fund as a funding source which serve as an alternative to wholesale borrowings and can exhibit some limited degree of volatility.

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:

	AT DECEMBER 31,
	2013		2012		2011
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$158,169	—%	$147,887	—%	$135,298	—%
Interest bearing	75,126	0.18	60,810	0.19	57,784	0.22
Savings	87,819	0.16	85,112	0.21	81,490	0.31
Money market	212,735	0.35	211,744	0.42	193,536	0.56
Other time	312,741	1.33	327,557	1.62	348,915	1.97
Total deposits	$846,590	0.75%	$833,110	0.95%	$817,023	1.22%

Loans

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2013	2012	2011	2010	2009
	(IN THOUSANDS)
Commercial	$120,120	$102,864	$83,124	$78,322	$96,158
Commercial loans secured by real estate(1)	412,254	383,934	350,224	370,375	396,787
Real estate-mortgage(1)	235,689	217,584	212,669	203,323	207,221
Consumer	15,864	17,420	18,172	19,233	19,619
Total loans	783,927	721,802	664,189	671,253	719,785
Less: Unearned income	581	637	452	477	671
Total loans, net of unearned income	$783,346	$721,165	$663,737	$670,776	$719,114

(1)	For each of the periods presented beginning with December 31, 2013, real estate-construction loans constituted 3.0%, 2.0%, 1.9%, 3.9% and 6.8% of the Company’s total loans, net of unearned income, respectively.

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

Non-performing Assets

The following table presents information concerning non-performing assets:

	AT DECEMBER 31,
	2013	2012	2011	2010	2009
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial	$—	$—	$—	$3,679	$3,375
Commercial loans secured by real estate	1,632	4,623	3,870	6,731	11,716
Real estate-mortgage	1,239	1,191	1,205	1,879	2,025
Total	2,871	5,814	5,075	12,289	17,116
Other real estate owned:
Commercial loans secured by real estate	344	1,101	20	436	871
Real estate-mortgage	673	127	104	302	350
Total	1,017	1,228	124	738	1,221
Total restructured loans not in non-accrual (TDR)	221	182	—	1,337	—
Total non-performing assets including TDR	$4,109	$7,224	$5,199	$14,364	$18,337
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.52%	1.00%	0.78%	2.14%	2.55%

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

	YEAR ENDED DECEMBER 31,
	2013	2012	2011	2010	2009
	(IN THOUSANDS)
Interest income due in accordance with original terms	$178	$231	$376	$1,086	$553
Interest income recorded	—	—	(167)	(458)	(75)
Net reduction in interest income	$178	$231	$209	$628	$478

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES
AMERISERV TRUST AND FINANCIAL SERVICES COMPANY

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. Its staff of approximately 45 professionals administers assets valued at approximately $1.7 billion that are not recognized on the Company’s balance sheet at December 31, 2013. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. This segment also includes financial services which include the sale of mutual funds, annuities, and insurance products. The wealth management business also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The BUILD fund is in the process of liquidation. At December 31, 2013, the Trust Company had total assets of $4.3 million and total stockholder’s equity of $3.8 million. In 2013, the Trust Company contributed earnings to the corporation as its gross revenue amounted to $7.5 million and the net income contribution was $1.0 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

AMERISERV LIFE

AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company’s market area. Operations of AmeriServ Life are conducted in each office of the Company’s banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Pennsylvania Insurance Department, and the Board of Governors of the Federal Reserve System (the Federal Reserve). At December 31, 2013, AmeriServ Life had total assets of $427,000.

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

MARKET AREA & ECONOMY

The Federal Reserve characterizes economic growth as being on a moderate pace. Labor market indicators are mixed, but on balance showing further improvement. Business fixed investment has been growing more quickly in recent months. In December 2013, the Federal Reserve began to modestly reduce monthly asset purchases by $10 billion per month taking purchases of Treasuries from $45 billion to $35 billion and purchases of Mortgage Backed Securities from $40 billion to $30 billion. The Federal Open

Market Committee (FOMC) anticipates further reductions as “asset purchases are not on a preset course, and the Committee's decisions about their pace will remain contingent on the Committee's outlook for the labor market and inflation as well as its assessment of the likely efficacy and costs of such purchases.”

Even as the Federal Reserve tapers its asset purchases, the Fed is expected to maintain a highly accommodative policy stance with a very low federal funds rate. Guidance from the December 2013 FOMC meeting is that it would be appropriate to keep the target rate at its current level well past the time that the unemployment rate declines below 6.5%. The FOMC recently changed their language from they “anticipate” inflation moving back toward its 2.0% target to they are “monitoring inflation developments carefully for evidence” that it will do so. This is a carefully worded shift to bring lower-than-target inflation into focus as a potential reason to add back more accommodation and to keep interest rates from moving sharply higher. Some economists have pushed their first predicted rate hike out into 2016.

The outlook for 2014 as projected by a committee of 13 chief economists at some of the nation’s largest banks indicates that we will experience the strongest economic growth since the expansion began in 2009 and the committee’s strongest forecast since 2005. This committee attributed the outlook to faster growth in business investment, strong job creation, rebounding consumer confidence and a growing housing market. Short rates on the yield curve are anticipated to remain constant over 2014 while long term rates are expected to slowly rise.

Inflation is likely to remain below 2% in 2014. Economic growth is forecasted to pick up moderately this year. The Consumer Price Index in 2014 is forecasted to increase about 1.8%, measuring from December 2013 to December 2014. Energy prices are likely to continue to decline in 2014, but the size of the drop is likely to be less than 2013

Increased business spending, growing consumer confidence, the continued housing renaissance and healthy export gains all add up to an increasingly growing economy, which should be able to support net monthly hiring that frequently, if not regularly, tops 200,000 during 2014. Although the unemployment rate dropped in December 2013 to 6.7%, the lowest level since 2008, the decline is the result of individuals leaving the labor force rather than people finding jobs. The labor force participation rate dropped to 62.8%, its lowest level since 1978. It is anticipated that the unemployment rate is likely to stabilize and approximate 6.5%.

The housing market is expected to experience more expansion in 2014, with starts and new-home sales continuing to rise at double-digit rates. But the pace of existing-home sales will moderate. Existing home sales are expected to increase by 4%. Further increases in interest rates are likely to dampen recent strong price gains. In almost all markets across the country, prices rose in 2013. Nevertheless, prices in most regions remain below previous peaks.

The economy in Cambria and Somerset counties, Pennsylvania at the end of 2013 produced seasonally adjusted unemployment rates of 7.8% and 8.4%, respectively, as compared to national and state rates of 6.7% and 6.9%. Local markets continue to be negatively impacted by the slow economic conditions that have existed since the recession began in 2007. Johnstown, Pennsylvania, where AmeriServ Financial, Inc. is headquartered, continues to have a cost of living that is lower than the national average. On an annual average basis, the 2013 job level for the Johnstown Metropolitan Statistical Area of 62,300 declined by 300 over the previous year. This pattern of modest year to year change, dating back to the beginning of 2006 – 2007, documents the fact that the local economy continues to face a long hard climb back from the recession. The jobless rate in Johnstown MSA averaged 8.8% in 2013 and matched the 2012 average. A relatively static labor force signals the absence of a growing economy. A ranking of the 14 MSAs across Pennsylvania placed Johnstown 13th lowest.

Economic conditions are stronger in the State College market and have demonstrated the same modest improvement experienced in the national economy. The unemployment rate for State College MSA averaged 5.8% in 2013, which represents a 0.1% improvement over the 2012 average and remains the lowest of all regions in the Commonwealth. Seasonally adjusted total nonfarm jobs for the MSA increased by 1,900 since December 2012. A large percentage of the population in State College falls into the 18 to 34 year old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age.

The Company also has loan production offices in Harrisburg in Dauphin county, Pennsylvania, Altoona in Blair county, Pennsylvania and in Hagerstown in Washington county, Maryland. Harrisburg is the metropolitan center for some 400 communities. Its economy and more than 6,900 businesses are diversified with a large representation of service-related industries (especially health) and growing technological industry to accompany the dominant government field inherent to being the state's capital. The largest employer, state government, provides stability to the economy and attracts attendant services. Excellent roads and rail transportation contribute to the city's prominence as a center for trade, warehousing, and distribution. The unemployment rate decreased from a 2012 average of 7.2% to 6.7% in 2013 in the Harrisburg-Carlisle MSA region.

Hagerstown and Washington county, Maryland offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It has a workforce of over 400,000 with strengths in manufacturing and technology. It also offers an affordable cost of doing business and living within an hour of the Washington, D.C./Baltimore regions. There are also plenty of facilities and land slated for industrial/commercial development. Hagerstown has become a choice location for manufacturers, financial services, and distribution companies. The Hagerstown, MD-Martinsburg, WV MSA unemployment rate improved from a 7.8% average in 2012 to a 7.1% average in 2013.

Altoona is the business center of Blair County, Pennsylvania with a strong retail, government and manufacturing base. The top field of employment in Altoona and the metro area is healthcare. Its location along I-99 draws from a large trade area over a wide geographic area that extends to State College and Johnstown. It serves as the headquarters for Sheetz Corporation which ranks on Forbes list of the top privately owned companies. In addition to being located adjacent to I-99 and a major highway system, Altoona also has easy access to rail and air transportation. The unemployment rate in the Altoona MSA decreased from a 7.2% average in 2012 to a 6.9% average in 2013.

EMPLOYEES

The Company employed 377 people as of December 31, 2013 in full- and part-time positions. Approximately 183 non-supervisory employees of the Company are represented by the United Steelworkers, AFL-CIO-CLC, Local Union 2635-06. In 2013, the Company successfully negotiated a new four year labor contract with the United Steelworkers Local that will expire on October 15, 2017. The contract calls for annual wage increases of 3.0%. Additionally, effective January 1, 2014, the Company implemented a soft freeze of its defined benefit pension plan for union employees. A soft freeze means that all existing union employees as of December 31, 2013 currently participating will remain in the defined benefit pension plan but any new union employees hired after January 1, 2014 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401(k) program. The Company has not experienced a work stoppage since 1979. The Company is one of an estimated ten union-represented banks nationwide.

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

As of December 31, 2013, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. As discussed below, however, the capital requirements for all banks are being increased under the Dodd-Frank Act. Specifically, on July 2, 2013, the Board of Governors of the Federal Reserve System approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. The Company is continuing to review the impact of these new rules and currently expects that its capital position will be more than adequate to meet the revised regulatory capital requirements.

DIVIDEND RESTRICTIONS

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank and the Trust Company. Dividend payments by the Bank to the Company are subject to the laws of the Commonwealth of Pennsylvania, the Banking Code, the Federal Deposit Insurance Act (“FDIA”) and the regulation of the Pennsylvania Department of Banking and of the Federal Reserve. Under the Banking Act and the FDIA, a bank may not pay any dividends if, after paying such dividends, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available from the immediately preceding year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividend that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. A bank holding company may not pay dividends when it is insolvent.

The terms of the SBLF Preferred Shares impose limits on the ability of the Company to pay dividends and repurchase shares of common stock. Under the terms of the SBLF Preferred Shares, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Shares, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Shares, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Shares, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Shares, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital as of June 30, 2011, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Shares (the “Tier 1 Dividend Threshold”). Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in qualified small business lending from the baseline level through the ninth dividend period.

The Company commenced paying quarterly cash dividends to common shareholders in 2013.

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

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations. The due date for many of such regulations is still in the future; consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for years.

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

The Dodd-Frank Act also required publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

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

ITEM 2. PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus twelve floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 14 other locations which are owned. Nine additional locations are leased with terms expiring from January 1, 2015 to August 31, 2030.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK

As of January 31, 2014, the Company had 3,757 shareholders of record for its common stock. The Company’s common stock is traded on the NASDAQ Global Market System under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

	PRICES		CASH DIVIDENDS DECLARED
	HIGH	LOW
Year ended December 31, 2013:
First Quarter	$3.23	$2.90	$0.00
Second Quarter	3.17	2.74	0.01
Third Quarter	3.29	2.97	0.01
Fourth Quarter	3.26	2.99	0.01
Year ended December 31, 2012
First Quarter	$2.80	$1.85	$0.00
Second Quarter	3.07	2.55	0.00
Third Quarter	2.99	2.70	0.00
Fourth Quarter	3.05	2.76	0.00

The declaration of cash dividends on the Company's common stock is at the discretion of the Board of Directors, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements and other contractual restrictions, Pennsylvania law, federal and Pennsylvania bank regulatory law, and other factors deemed relevant. Additionally, the Company’s previously announced common stock repurchase programs have been completed, so accordingly, no shares were repurchased during the fourth quarter.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2013	2012	2011	2010	2009
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$39,343	$39,917	$41,964	$44,831	$47,455
Total interest expense	6,482	7,714	9,681	12,489	15,021
Net interest income	32,861	32,203	32,283	32,342	32,434
Provision (credit) for loan losses	(1,100)	(775)	(3,575)	5,250	15,150
Net interest income after provision (credit) for loan losses	33,961	32,978	35,858	27,092	17,284
Total non-interest income	15,744	14,943	13,569	13,967	13,928
Total non-interest expense	42,223	40,641	40,037	39,697	39,157
Income (loss) before income taxes	7,482	7,280	9,390	1,362	(7,945)
Provision (benefit) for income taxes	2,289	2,241	2,853	80	(3,050)
Net income (loss)	$5,193	$5,039	$6,537	$1,282	$(4,895)
Net income (loss) available to common shareholders	$4,984	$4,211	$5,152	$121	$(6,053)
PER COMMON SHARE DATA:
Basic earnings (loss) per share	$0.26	$0.21	$0.24	$0.01	$(0.29)
Diluted earnings (loss) per share	0.26	0.21	0.24	0.01	(0.29)
Cash dividends declared	0.03	0.00	0.00	0.00	0.00
Book value at period end	4.91	4.67	4.37	4.07	4.09
BALANCE SHEET AND OTHER DATA:
Total assets	$1,056,036	$1,000,991	$979,076	$948,974	$970,026
Loans and loans held for sale, net of unearned income	786,748	731,741	670,847	678,181	722,904
Allowance for loan losses	10,104	12,571	14,623	19,765	19,685
Investment securities available for sale	141,978	151,538	182,923	164,811	131,272
Investment securities held to maturity	18,187	13,723	12,280	7,824	11,611
Deposits	854,522	835,734	816,420	801,216	786,011
Total borrowed funds	79,640	41,745	34,850	27,385	64,664
Stockholders’ equity	113,307	110,468	112,352	107,058	107,254
Full-time equivalent employees	352	350	347	348	345
SELECTED FINANCIAL RATIOS:
Return on average assets	0.51%	0.51%	0.68%	0.13%	(0.51)%
Return on average total equity	4.69	4.51	5.90	1.19	(4.33)
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	92.07	87.56	82.17	84.64	91.97
Ratio of average total equity to average assets	10.86	11.36	11.49	11.25	11.72
Common stock cash dividends as a percent of net income available to common shareholders	11.36	—	—	—	—
Interest rate spread	3.39	3.43	3.47	3.51	3.37
Net interest margin	3.56	3.65	3.72	3.79	3.72
Allowance for loan losses as a percentage of loans, net of unearned income, at period end	1.29	1.74	2.20	2.95	2.74
Non-performing assets as a percentage of loans and other real estate owned, at period end	0.52	1.00	0.78	2.14	2.55
Net charge-offs as a percentage of average loans	0.18	0.19	0.24	0.74	0.60
Ratio of earnings to fixed charges and preferred dividends:(1)
Excluding interest on deposits	5.13X	3.80X	4.11X	1.49X	(1.12)X
Including interest on deposits	2.07	1.80	1.83	1.10	0.53
Cumulative one year interest rate sensitivity gap ratio, at period end	1.09	1.30	1.29	1.13	1.08

(1)	The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

2013 SUMMARY OVERVIEW:

Net income available to common shareholders in the fourth quarter of 2013 was $1,789,000 or $0.09 per diluted share. This was 52% above the third quarter of 2013 and more than double the same quarter of 2012. This strong quarter pushed the net income available to common shareholders for the full year 2013 to $4,984,000 or $0.26 per share or 23.8% better than the full year of 2012.

About two thirds of our revenue is generated by lending money. While most of our borrowers are good people, both the national and the regional economies have been weak and have caused stress for some borrowers. If we believe it is a serious situation, we will monitor the loan and the borrower closely. We may create a specific loss reserve to protect AmeriServ. The job of our staff is not to repossess an auto, or to foreclose on a mortgage, or to cause a business to fall into bankruptcy. Their job is to help the company, or the consumer to survive, to pay us and to continue to be an AmeriServ customer. Management reviews this monitoring process two times in every quarter so as to understand the current state of the weakened borrowers. We are pleased to report that by working with our weakened borrowers during 2013, a number of them have returned to health or found other funding sources, or even sold assets. Such desirable results permitted AmeriServ to reduce its allowance for loan losses with a $1 million negative provision in the fourth quarter of 2013. We like to say that this is how the process is supposed to work. It is important to establish a loss reserve for a weak borrower, but also to work vigorously to bring the borrower through the crisis. The result then is a healthier borrower, a stronger balance sheet for AmeriServ and increased net income for the AmeriServ shareholder as the allowance for loan losses can be reduced.

While this strengthening of the loan portfolio was important in 2013, there were other items of note:

As of December 31, 2013, AmeriServ’s net loans were at a record year end level,

As of December 31, 2013, AmeriServ’s deposits were at a record year end level,

As of December 31, 2013, AmeriServ’s non-interest income was at the highest level since the Great Recession of 2009,

As of December 31, 2013, AmeriServ still maintained an allowance for loan losses which provides a 327% coverage ratio of all non-performing loans.

We have also commented previously on the importance of AmeriServ Trust and Financial Services Company during this kind of economy. 2013 was a banner year for equity markets and less so for bond markets, but AmeriServ’s Trust Company was able to exceed a very strong 2012 level of after tax net income by 21% in 2013. This marks three consecutive years of double digit increases in the Trust Company bottom line. It is these trends that cause this Board and management team to continue to support the Strategic Plan of this Company. During 2014 the Trust Company will install state of the art software which promises better service for customers, better efficiencies for staff and more product capabilities to help the Company continue to grow.

We believe that AmeriServ is growing stronger day by day. But we know that $0.26 earnings per share are just not good enough. During the latter half of 2013, management initiated a company-wide cost management effort. We were pleased with the identified improvements in efficiency that will result from this management effort going forward. However, we intend to do more in 2014. AmeriServ recognizes that we must search out ways to further increase earnings per share. It is encouraging to report record loan and deposit levels and continuing growth in fee income. But the real focus must be on improving net income available to common shareholders. We are reaching across the industry for best practices that may help us. Please remember that the AmeriServ Board of Directors is composed of substantial shareholders who want AmeriServ to be both a strong community bank and a rewarding investment.

Usually, at about this time, it is our wont to comment on the national and regional economies. In truth, we are less optimistic than the opinions coming from inside the Washington Beltway. We expect 2014 will be a hardscrabble struggle, just as every year has been since 2009. However, the Board and management have positioned AmeriServ for this kind of economy. The balance sheet is strong, asset quality is good, capital is above regulatory requirements, liquidity is deep and we are focusing our energies on efficiency. We do not expect any help from the Federal Reserve, the Congress or the Administration; we are going to have to do it ourselves no matter whether the economy rises or falls. There will be no fancy financial gimmicks, or reduction on monitoring the many risks that abound in these markets.

PERFORMANCE OVERVIEW...  The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Net income	$5,193	$5,039	$6,537
Net income available to common shareholders	4,984	4,211	5,152
Diluted earnings per share	0.26	0.21	0.24
Return on average assets	0.51%	0.51%	0.68%
Return on average equity	4.69	4.51	5.90

The Company reported net income available to common shareholders of $5.0 million or $0.26 per diluted common share for 2013. This represented a 23.8% increase in earnings per share from 2012 where net income available to common shareholders totalled $4.2 million or $0.21 per diluted share. Growth in total revenue, improved asset quality, and effective capital management caused the increase in earnings per share in 2013. Specifically, a $658,000 increase in net interest income resulted from continued strong growth of our loan portfolio, as total loans grew by $55 million, or 7.5% during the past year. Material loan growth occurred in loan categories that qualify for the Small Business Lending Fund (SBLF) through the Company’s loan production offices. As a result of this growth in SBLF qualified loans, the Company has locked in the lowest preferred dividend rate available under the program of 1% until the first quarter of 2016. This lower rate has saved the Company $619,000 in preferred stock dividend payments in 2013 and is a key factor contributing to the earnings per share growth. Additionally, the calculation of earnings per share has benefitted from a 713,000 or 3.6% reduction in average shares outstanding due to the success of the Company’s common stock repurchase program that was completed in the second quarter of 2013. Non-interest income also increased by $801,000 or 5.4% due largely to fee growth within our trust and wealth management businesses as a result of increased assets under management and overall good residential mortgage sales activity for the majority of 2013. There was also $325,000 more earnings benefit from negative loan loss provisions in 2013 due to the Company’s improved asset quality. These positive items were partially offset by a $1.6 million or 3.9% increase in non-interest expense and slightly higher income tax expense.

The Company reported net income available to common shareholders of $4.2 million or $0.21 per diluted common share for 2012. This represented a 12.5% decline in earnings per share from 2011 where net income available to common shareholders totalled $5.2 million or $0.24 per diluted share. The largest factor causing the reduction in net income available to common shareholders was the provision for loan losses. The Company recorded a negative provision of $775,000 but this was at a lesser level than the $3,575,000 negative provision for 2011. The Company’s net interest income decreased for the full year of 2012 by only $80,000, or 0.2%, when compared to the entire year of 2011. Non-interest income increased by $1.4 million or 10.1% largely due to increased revenue from residential mortgage banking activities and our Trust Company’s wealth management businesses. Continued focus on expense control helped contain the increase in non-interest expense to $604,000 or 1.5%. Finally, diluted earnings per share were impacted by the $828,000 dividend requirement on the US Treasury SBLF preferred stock which reduced the amount of net income available to common shareholders. This amount, however, was less than the preferred stock dividend and accelerated preferred stock discount accretion related to the former TARP CPP preferred stock that totalled $1,385,000 in 2011. The Company has been successful in growing commercial loans in categories that qualify for the SBLF. As such, the dividend rate that AmeriServ pays on the SBLF preferred stock dropped in the fourth quarter of 2012 from 5% to 1%.

The Company reported net income available to common shareholders of $5.2 million or $0.24 per diluted common share for 2011. This represents an increase of $5.3 million from the 2010 net income of $1.3 million or $0.01 per diluted common share. A significant and sustained improvement in asset quality was an important factor contributing to our financial success in 2011. Specifically, non-performing assets and classified loans declined as a result of our successful problem credit resolution efforts allowing the Company to reverse a portion of the allowance for loan loss into earnings in 2011 while still increasing the non-performing assets coverage ratio. The Company’s net interest income performance was relatively stable throughout 2011. It decreased for the full year of 2011 by only $59,000, or 0.2%, when compared to the entire year of 2010. Non-interest income decreased by $398,000 or 2.8% largely due to an investment security loss of $358,000 realized in the first quarter of 2011 that resulted from a portfolio repositioning strategy. Continued focus on expense control helped contain the increase in non-interest expense to $340,000 or 0.9%. Income tax expense increased sharply by $2.8 million in 2011 due to the Company’s improved profitability.

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

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$39,343	$39,917	$41,964
Interest expense	6,482	7,714	9,681
Net interest income	32,861	32,203	32,283
Net interest margin	3.56%	3.65%	3.72%

2013 NET INTEREST PERFORMANCE OVERVIEW...   The Company’s net interest income in 2013 increased by 658,000, or 2.0%, when compared to 2012. The Company’s 2013 net interest margin of 3.56% was nine basis points lower than the net interest margin of 3.65% for 2012. The lower net interest margin demonstrates the impact of the Federal Reserve low interest rate policies which have pressured interest revenue. The Company has been able to overcome this net interest margin pressure and increase net interest income by reducing its cost of funds and growing its earning assets, particularly loans. Specifically, these efforts have resulted in total loans averaging $746 million in 2013, which is $58 million or 8.4% higher than the $689 million average for 2012. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied commercial real estate loans which qualify as SBLF loans, particularly through its loan production offices. Overall, the increase in loans caused the Company’s loan to deposit ratio to average 88.2% in 2013 compared to 82.7% in 2012.

Total interest expense for 2013 declined by $1.2 million from 2012 due to the Company’s proactive efforts to reduce deposit costs. Even with this reduction in deposit costs, the Company still experienced growth in deposits which reflects the loyalty of its core deposit base and its ongoing efforts to cross sell new loan customers into deposit products. Specifically, total deposits have averaged $847 million in 2013, which is $14 million or 1.6% higher than the $833 million average in 2012. The Company is pleased that the majority of the deposit growth has occurred in non-interest bearing demand deposit accounts. Overall, the Company expects that it will need to continue to grow earning assets to achieve net interest income growth in 2014 as little net interest margin improvement is expected given the Federal Reserve’s announced plans to keep short term interest rates exceptionally low into 2015. Solid commercial loan pipelines suggest that the Company should be able to again grow the loan portfolio in 2014.

COMPONENT CHANGES IN NET INTEREST INCOME: 2013 VERSUS 2012...  Regarding the separate components of net interest income, the Company's total interest income in 2013 decreased by $574,000 when compared to 2012. This decrease was due to a 25 basis point decline in the earning asset yield from 4.52% to 4.27%, partially offset by additional interest income from a $38.3 million increase in average earning assets due to an increase in average loans. Within the earning asset base, the yield on the total loan portfolio decreased by 35 basis points from 5.06% to 4.71%, while the yield on total investment securities dropped by 22 basis points from 2.72% to 2.50%. In the current interest rate environment, new investment securities and loans typically have yields that are below the rate on the maturing instruments that they are replacing. Investment securities interest revenue also declined by $865,000 in 2013 due to an $18 million decrease in the average investment securities portfolio as the Company has utilized cash flow from securities to help fund the previously mentioned loan growth. Interest revenue, however, has benefitted from a $386,000 reduction in premium amortization on mortgage backed securities due to a slowdown in mortgage prepayment speeds in the second half of 2013.

The Company's total interest expense for 2013 decreased by $1.2 million, or 16.0%, when compared to 2012. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 21 basis points to 0.88%. Management’s decision to further reduce interest rates paid on all deposit categories has not had a negative impact on deposit growth and reflects the loyalty of the bank’s core deposit base. This decrease in funding costs occurred in spite of a $28.3 million increase in the volume of interest bearing liabilities. The Company has utilized term advances from the FHLB, with maturities ranging between three and five years, to help fund its earning asset growth and manage interest rate risk over the past year. The average balance of FHLB term advances has increased by $13 million while the average cost of these advances has declined by 60 basis points to 0.84%. Overall, total FHLB borrowings have averaged $36 million or 3.5% of total assets during 2013.

2012 NET INTEREST PERFORMANCE OVERVIEW...  The Company’s net interest income performance was relatively stable throughout 2012 decreasing by only $80,000, or 0.2%, when compared to 2011. The Company’s 2012 net interest margin of 3.65% was seven basis points lower than the net interest margin of 3.72% for 2011. The decreased net interest margin reflects the challenges of a flatter yield curve and low interest rates which pressured interest revenue in 2012. The Company was able to overcome this net interest margin pressure and keep net interest income relatively constant by reducing its cost of funds and growing its earning assets, particularly loans. Specifically, total loans at December 31, 2012 were $61 million or 9.1% higher than they were at December 31, 2011. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts to generate SBLF loans, particularly through its new loan production offices. Despite this growth in loans, total interest revenue dropped by $2,047,000 between years and reflects the lower interest rate environment and flatter yield curve. Interest revenue was also negatively impacted by increased premium amortization on mortgage backed securities due to faster mortgage prepayment speeds. However, careful management of funding costs allowed the Company to mitigate a significant portion of this drop in interest revenue in 2012. Specifically, total interest expense for 2012 declined by $1,967,000 from 2011 due to the Company’s proactive efforts to reduce deposit and borrowing costs. Even with this reduction in deposit costs, the Company still experienced solid growth in deposits which increased by $19 million or 2.4% during 2012.

COMPONENT CHANGES IN NET INTEREST INCOME: 2012 VERSUS 2011...  Regarding the separate components of net interest income, the Company's total interest income in 2012 decreased by $2.0 million when compared to 2011. This decrease was due to a 32 basis point decline in the earning asset yield from 4.84% to 4.52%, partially offset by additional interest income from a $12.5 million increase in average earning assets due to an increase in average loans. Within the earning asset base, the yield on the total loan portfolio decreased by 33 basis points from 5.39% to 5.06%, while the yield on total investment securities dropped by 43 basis points from 3.15% to 2.72%. Due to the lower interest rate environment, new investment securities and loans typically have yields that are below the rate on the maturing instruments that they are replacing. Investment securities interest revenue has also been negatively impacted by increased premium amortization on mortgage backed securities of $334,000 due to faster mortgage prepayment speeds. Despite a $26 million or 3.9% increase in total average loans, total loan interest revenue dropped by $887,000 between years and reflects the impact of this lower interest rate environment. Overall, the increase in loans caused the Company’s loan to deposit ratio to average 82.7% in 2012 compared to 81.1% in 2011.

The Company's total interest expense for 2012 decreased by $2.0 million, or 20.3%, when compared to 2011. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 28 basis points to 1.09%. Management’s decision to further reduce interest rates paid on all deposit categories has not had a negative impact on deposit growth as consumers and businesses sought the safety and liquidity provided by well-capitalized community banks like AmeriServ Financial. This decrease in funding costs occurred in spite of a $3.5 million increase in the volume of interest bearing liabilities. Additionally, the Company’s funding mix also benefited from a $12.6 million increase in non-interest bearing demand deposits. Overall, in 2012 the Company was able to fund its net asset growth with core deposits as wholesale borrowings averaged only 1.1% of total assets. The Company also does not use brokered certificates of deposit as a funding source.

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

	YEAR ENDED DECEMBER 31,
	2013			2012			2011
	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$746,490	$35,145	4.71%	$688,736	$34,842	5.06%	$662,746	$35,729	5.39%
Deposits with banks	8,027	6	0.08	9,634	10	0.18	6,853	9	0.13
Federal funds sold	79	—	0.05	—	—	—	5,838	7	0.11
Short-term investment in money market funds	3,260	8	0.24	2,889	18	0.61	2,224	9	0.40
Investment securities:
Available for sale	150,621	3,701	2.46	172,947	4,634	2.68	187,863	5,837	3.11
Held to maturity	17,900	508	2.84	13,828	440	3.18	10,053	403	4.01
Total investment securities	168,521	4,209	2.50	186,775	5,074	2.72	197,916	6,240	3.15
TOTAL INTEREST EARNING ASSETS/INTEREST INCOME	926,377	39,368	4.27	888,034	39,944	4.52	875,577	41,994	4.84
Non-interest earning assets:
Cash and due from banks	16,795			17,136			15,893
Premises and equipment	12,839			11,055			10,513
Other assets	75,360			81,796			79,293
Allowance for loan losses	(11,434)			(13,500)			(17,771)
TOTAL ASSETS	$1,019,937			$984,521			$963,505
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$75,126	$138	0.18%	$60,810	$116	0.19%	$57,784	$127	0.22%
Savings	87,819	139	0.16	85,112	181	0.21	81,490	256	0.31
Money market	212,735	736	0.35	211,744	895	0.42	193,536	1,090	0.56
Other time	312,741	4,151	1.33	327,557	5,310	1.62	348,915	6,862	1.97
Total interest bearing deposits	688,421	5,164	0.75	685,223	6,502	0.95	681,725	8,335	1.22
Federal funds purchased and other short-term borrowings	17,973	46	0.26	5,342	11	0.21	1,216	6	0.37
Advances from Federal Home Loan Bank	18,170	152	0.84	5,661	81	1.44	9,769	220	2.26
Guaranteed junior subordinated deferrable interest debentures	13,085	1,120	8.57	13,085	1,120	8.57	13,085	1,120	8.57
TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	737,649	6,482	0.88	709,311	7,714	1.09	705,795	9,681	1.37
Non-interest bearing liabilities:
Demand deposits	158,169			147,887			135,298
Other liabilities	13,378			15,517			11,699
Stockholders’ equity	110,741			111,806			110,713
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,019,937			$984,521			$963,505
Interest rate spread			3.39			3.43			3.47
Net interest income/net interest margin		32,886	3.56%		32,230	3.65%		32,313	3.72%
Tax-equivalent adjustment		(25)			(27)			(30)
Net interest income		$32,861			$32,203			$32,283

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

	2013 vs. 2012			2012 vs. 2011
	INCREASE (DECREASE) DUE TO CHANGE IN:			INCREASE (DECREASE) DUE TO CHANGE IN:
	AVERAGE VOLUME	RATE	TOTAL	AVERAGE VOLUME	RATE	TOTAL
	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$1,730	$(1,427)	$303	$1,580	$(2,467)	$(887)
Deposits with banks	(1)	(3)	(4)	1	—	1
Federal funds sold	—	—	—	(4)	(3)	(7)
Short-term investments in money market funds	3	(13)	(10)	3	6	9
Investment securities:
Available for sale	(570)	(363)	(933)	(439)	(764)	(1,203)
Held to maturity	107	(39)	68	82	(45)	37
Total investment securities	(463)	(402)	(865)	(357)	(809)	(1,166)
Total interest income	1,269	(1,845)	(576)	1,223	(3,273)	(2,050)
INTEREST PAID ON:
Interest bearing demand deposits	28	(6)	22	7	(18)	(11)
Savings deposits	6	(48)	(42)	12	(87)	(75)
Money market	5	(164)	(159)	118	(313)	(195)
Other time deposits	(234)	(925)	(1,159)	(398)	(1,154)	(1,552)
Federal funds purchased and other short-term borrowings	36	(1)	35	5	—	5
Advances from Federal Home Loan Bank	87	(16)	71	(75)	(64)	(139)
Total interest expense	(72)	(1,160)	(1,232)	(331)	(1,636)	(1,967)
Change in net interest income	$1,341	$(685)	$656	$1,554	$(1,637)	$(83)

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

	AT DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Total loans past due 30 to 89 days	$3,264	$3,456	$3,319
Total non-accrual loans	2,871	5,814	5,075
Total non-performing assets including TDRs(1)	4,109	7,224	5,199
Loan delinquency as a percentage of total loans, net of unearned income	0.42%	0.48%	0.50%
Non-accrual loans as a percentage of total loans, net of unearned income	0.37	0.81	0.76
Non-performing assets as a percentage of total loans, net of unearned income, and other real estate owned	0.52	1.00	0.78
Non-performing assets as a percentage of total assets	0.39	0.72	0.53
Total classified loans (loans rated substandard or doubtful)	$11,779	$22,717	$18,542

(1)	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company realized further asset quality improvements in 2013. These improvements are evidenced by reduced levels of non-accrual loans, non-performing assets, classified loans and low loan delinquency levels that continue to be well below 1% of total loans. We continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of December 31, 2013, the 25 largest credits represented 28.7% of total loans outstanding.

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

	YEAR ENDED DECEMBER 31,
	2013	2012	2011	2010	2009
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year	$12,571	$14,623	$19,765	$19,685	$8,910
Charge-offs:
Commercial	(50)	(345)	(953)	(835)	(3,810)
Commercial loans secured by real estate	(1,777)	(796)	(1,700)	(4,221)	(840)
Real estate-mortgage	(139)	(420)	(85)	(293)	(128)
Consumer	(154)	(200)	(203)	(282)	(352)
Total charge-offs	(2,120)	(1,761)	(2,941)	(5,631)	(5,130)
Recoveries:
Commercial	80	138	831	226	601
Commercial loans secured by real estate	481	245	331	48	14
Real estate-mortgage	122	54	53	42	27
Consumer	70	47	159	145	113
Total recoveries	753	484	1,374	461	755
Net charge-offs	(1,367)	(1,277)	(1,567)	(5,170)	(4,375)
Provision (credit) for loan losses	(1,100)	(775)	(3,575)	5,250	15,150
Balance at end of year	$10,104	$12,571	$14,623	$19,765	$19,685
Loans and loans held for sale, net of unearned income:
Average for the year	$746,490	$688,736	$662,746	$701,502	$725,241
At December 31	786,748	731,741	670,847	678,181	722,904
As a percent of average loans:
Net charge-offs	0.18%	0.19%	0.24%	0.74%	0.60%
Provision (credit) for loan losses	(0.15)	(0.11)	(0.54)	0.75	2.09
Allowance as a percent of each of the following:
Total loans, net of unearned income	1.29	1.74	2.20	2.95	2.74
Total delinquent loans (past due 30 to 89 days)	309.56	363.74	440.58	708.17	172.55
Total non-accrual loans	351.93	216.22	288.14	160.83	115.01
Total non-performing assets	245.90	174.02	281.27	137.60	107.35
Allowance as a multiple of net charge-offs	7.39x	9.84x	9.33x	3.82x	4.50x

The Company recorded for the 2013 year a negative loan loss provision of $1.1 million compared to a $775,000 negative provision for the 2012 year. There has been $325,000 more earnings benefit from negative loan loss provisions in 2013. The 2013 negative provision largely resulted from the release of reserves due to the fourth quarter pay-off of the Company’s largest classified loan and a continued reduction in the level of criticized loans and non-performing assets. At December 31, 2013, non-performing assets are at their lowest point since the financial crisis and totaled $4.1 million or 0.52% of total loans which is $3.1 million lower than they were at the end of 2012. Net loan charge-offs for 2013 totaled $1.4 million or 0.18% of total loans which is comparable with 2012 when net charge-offs totaled $1.3 million or 0.19% of total loans. In summary, the allowance for loan losses provided 327% coverage of non-performing loans, and was 1.29% of total loans, at December 31, 2013, compared to 210% of non-performing loans, and 1.74% of total loans, at December 31, 2012. Given the overall decline in the balance of the allowance for loan losses, the Company’s good asset quality and the expected growth of the loan portfolio, we presently do not anticipate that we will record any further negative loan loss provisions in 2014.

As a result of the Company’s continued good asset quality, we were again able to record a negative provision for loan losses in 2012; but at a lesser level than 2011. Specifically, the Company recorded a negative provision for loan losses of $775,000 in 2012 compared to a negative provision of $3.6 million in 2011. Overall, there was $2.8 million less earnings benefit from negative loan loss provisions in 2012. We also actively identify and seek prompt resolution to problem credits in order to limit actual losses. For 2012, net charge-offs totaled $1.3 million or 0.19% of total loans which represents a decrease from 2011 when net charge-offs totaled $1.6 million or 0.24% of total loans.

The following schedule sets forth the allocation of the allowance for loan losses among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

		AT DECEMBER 31,
	2013		2012		2011		2010		2009
	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
		(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$2,844	15.3%	$2,596	14.3%	$2,365	12.5%	$3,851	11.5%	$4,756	13.3%
Commercial loans secured by real estate	4,885	52.6	7,796	53.2	9,400	52.8	12,717	54.6	12,692	54.9
Real estate-mortgage	1,260	30.1	1,269	30.2	1,270	32.0	1,117	31.1	1,015	29.2
Consumer	136	2.0	150	2.3	174	2.7	206	2.8	204	2.6
Allocation to general risk	979	—	760	—	1,414	—	1,874	—	1,018	—
Total	$10,104	100.0%	$12,571	100.0%	$14,623	100.0%	$19,765	100.0%	$19,685	100.0%

Even though residential real estate-mortgage loans comprise 30.1% of the Company’s total loan portfolio, only $1.3 million or 12.5% of the total allowance for loan losses is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company’s three-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company’s historical loss experience in these categories, and other qualitative factors. The large decline in the part of the allowance allocated to commercial loans secured by real estate reflects the meaningful asset quality improvements in this sector.

Based on the Company’s allowance for loan loss methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the allowance for loan losses is adequate at December 31, 2013 to cover losses within the Company’s loan portfolio.

NON-INTEREST INCOME...  Non-interest income for 2013 totalled $15.7 million, an increase of $801,000, or 5.4%, from 2012. Factors contributing to this higher level of non-interest income in 2013 included:

-	a $544,000, or 7.5%, increase in trust and investment advisory fees due to increased assets under management which reflects both successful new business development efforts and market appreciation of existing assets given the strong equity market performance in 2013.

-	a $204,000 investment security gain realized on the sale of certain rapidly prepaying mortgage backed securities in 2013. There were only $12,000 of investment security gains realized in 2012.
-	a $135,000, or 15.6%, increase in Bank Owned Life Insurance due to the receipt of a death claim payment in 2013.
-	a $43,000, or 3.8%, decrease in gains realized on residential mortgage loan sales into the secondary market due to a reduced level of mortgage loan production and refinance activity in the second half of 2013. The Company expects to experience a more meaningful drop in residential mortgage banking revenue in 2014 given the higher mortgage rates already in place.

Non-interest income for 2012 totalled $14.9 million, an increase of $1.4 million, or 10.1%, from 2011. Factors contributing to this higher level of non-interest income in 2012 included:

-	a $354,000, or 5.7%, increase in trust fees as our wealth management businesses benefitted from the implementation of new fee schedules and improved asset values under management in 2012.
-	a $320,000, or 39.4%, increase in gains realized on residential mortgage loan sales into the secondary market due to a record level of mortgage loan production in 2012. The lower long term interest rate environment contributed to increased mortgage purchase and refinance activity in 2012. Specifically, the Company sold $74 million of residential mortgage loans into the secondary market in 2012 compared to $60 million in 2011.
-	a $411,000, or 13.4%, increase in other income again reflecting higher revenue from residential mortgage banking activities such as underwriting and documentation preparation fees. Also, a $162,000 increase in revenue from financial services (annuity and mutual funds sales) was another item contributing to the higher level of other income in 2012.
-	a modest $12,000 investment security gain in 2012 compared to a $358,000 investment security loss in 2011 that resulted from a portfolio repositioning strategy.

NON-INTEREST EXPENSE...  Non-interest expense for 2013 totalled $42.2 million, a $1.6 million, or 3.9%, increase from 2012. Factors contributing to the higher non-interest expense in 2013 included:

-	a $691,000, or 2.8%, increase in salaries and employee benefits expense due to higher salaries expense and pension expense in 2013. The Company expects that its pension costs will decline in 2014 due to the higher interest rate environment in place to begin the year and the impact that a soft freeze of its defined benefit pension plan for both non-union employees (started January 1, 2013) and union employees (started January 1, 2014) will have on reducing pension expense in future periods.
-	a $457,000 increase in professional fees due largely to higher legal costs, recruitment fees, and increases in several other professional fee categories which included the cost for outsourcing the computer operations function for part of the year.
-	a $170,000 increase in FDIC insurance expense due largely to the Bank’s increased asset size.

Non-interest expense for 2012 totalled $40.6 million, a $604,000, or 1.5%, increase from 2011. Factors contributing to the higher non-interest expense in 2012 included:

-	a $1.8 million, or 8.0%, increase in salaries and employee benefits expense due to higher salaries expense, incentive compensation, and pension expense in 2012. The 2012 personnel expenses also reflect the staffing costs associated with new loan production offices in Altoona and Harrisburg, Pennsylvania, and Hagerstown, Maryland. Note that pension costs related to the Company’s defined benefit pension plan increased by $429,000 or 24.6% in 2012 due to the impact that the low interest rate environment had on the discount rate used to calculate the plan liabilities.
-	an $897,000, or 67.0%, decrease in FDIC insurance expense due to a change in the calculation methodology which took effect in the second half of 2011 and the Company’s improved risk profile.

-	The Company incurred a $240,000 prepayment penalty on the early retirement of $5.7 million of FHLB term advances in the fourth quarter of 2011. There was no such prepayment charge in 2012.

INCOME TAX EXPENSE...  The Company recorded income tax expense of $2.3 million for 2013 which was modestly higher than the 2012 tax expense of $2.2 million due to increased pre-tax earnings in 2013. The 2013 effective tax rate of 30.6% was comparable with the 2012 effective tax rate of 30.8%. The income tax expense recorded in 2011 was $2.9 million. BOLI is the Company’s largest source of tax-free earnings. The Company’s deferred tax asset was $9.6 million at December 31, 2013 and relates primarily to net operating loss carryforwards and the allowance for loan losses. The deferred tax asset declined by $1.9 million in 2013 primarily due to the utilization of net operating loss carryforwards.

SEGMENT RESULTS...  Retail banking’s net income contribution was $2.8 million in 2013 compared to $3.2 million in 2012 and $2.1 million in 2011. The reduced performance in 2013 was due largely to lower net interest income resulting from the previously discussed net interest margin pressure, modestly lower non-interest income and higher non-interest expense. The decline in non-interest income reflects decreased residential mortgage banking related revenues resulting from the reduced mortgage production in the second half of the year. The increase in non-interest expense is largely due to the previously discussed $170,000 increase in FDIC deposit insurance expense in 2013. The increased net income in 2012 was due to increased net interest income resulting from a combination of increased deposit balances and lower deposit costs. Net income also benefitted from a $160,000 negative provision for loan losses and a $668,000 reduction in non-interest expense due to reduced staffing within the branch network and lower FDIC insurance expense. Non-interest income was higher between years due to increased gains on record residential mortgage loan sales into the secondary market in 2012.

The commercial banking segment reported net income of $5.0 million in 2013 compared to net income of $4.7 million in 2012 and $6.9 million in 2011. Continued improvements in asset quality again resulted in a negative provision for loan losses in 2013. Overall, there has been $393,000 additional earnings benefit from negative loan loss provisions in this segment in 2013. This segment also benefitted from a $1.2 million increase in net interest income due to growth in commercial loans in 2013. These positive items were partially offset by a $1.2 million increase in non-interest expense due to higher personnel costs, the costs associated with all three new loan production offices being operational for the entire year and a $238,000 increase in the reserve for unfunded commitments due to increased loan approval activity. For the year 2012, sustained improvements in asset quality resulted in a credit provision for loan losses but at a lesser level than 2011. Overall, there was $2.7 million less earnings benefit from negative loan loss provisions in this segment in 2012. Non-interest expense in this segment was also negatively impacted by higher personnel expense and the costs associated with opening three new loan production offices. These negative factors were partially offset by a $639,000 increase in net interest income due to growth in commercial loans in 2012.

The trust segment’s net income contribution was $1.2 million in 2013 compared to $945,000 in 2012 and $795,000 in 2011. The higher net income contribution in 2013 was due to $607,000 more revenue from increased assets under management which reflects both successful new business development efforts and market appreciation of existing assets given the strong equity market performance in 2013. This more than offset higher non-interest expense from increased personnel costs and professional fees. The 2012 increase in net income was caused by a $502,000 increase in revenue as our wealth management businesses benefitted from the implementation of new fee schedules and higher asset values (both bond and equity) in 2012. Additionally, revenue generated from the financial services division (annuity and mutual fund sales) increased by $162,000 due to successful new business development efforts. These revenue increases more than offset a $269,000 increase in non-interest expense due primarily to higher personnel costs. Overall, the fair market value of trust assets under management totaled $1.669 billion at December 31, 2013, an increase of $156.3 million, or 10.3%, from the December 31, 2012 total of $1.512 billion.

The investment/parent segment reported a net loss of $3.8 million in 2013 which was comparable with the net loss of $3.7 million in 2012 and $3.3 million in 2011. A reduced level of investment securities and declining yields in the investment securities portfolio due to the continued low interest rate environment had a negative impact on net interest income in this segment. This margin pressure was somewhat offset by $204,000 of gains realized on the sale of certain rapidly prepaying mortgage backed securities in 2013.

Declining yields in the investment securities portfolio and the flatter yield curve negatively impacted this segment the most in 2012. Also, this segment was also negatively affected by the decline in the size of the securities portfolio during 2012.

For greater discussion on the future strategic direction of the Company’s key business segments, see “Management’s Discussion and Analysis - Forward Looking Statements.”

BALANCE SHEET...  The Company's total consolidated assets of $1.056 billion at December 31, 2013 grew by $55 million or 5.5% from the $1.0 billion level at December 31, 2012. This asset growth was due primarily to a $55.0 million or 7.5% increase in total loans in 2013. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied commercial real estate loans which qualify as SBLF loans, particularly through its loan production offices.

The Company funded the previously mentioned asset growth with a combination of both increased deposits ($19 million) and FHLB short-term borrowings and advances ($38 million). The FHLB term advances, with maturities between 3 and 5 years, now total $25 million as the Company has utilized these advances to help manage interest rate risk in a rising rate environment. Other liabilities declined by $4.5 million due to a reduction in the Company’s pension liability. Total stockholders’ equity increased by $2.8 million since year-end 2012 mainly due to increased retained earnings as the Company’s net income available to common shareholders more than exceeded funds used for a common stock repurchase program and the reinstatement of a common stock cash dividend in 2013. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 15.28%, an asset leverage ratio of 11.45%, and a tangible common equity to tangible assets ratio of 7.64% at December 31, 2013. The Company’s book value per common share was $4.91 and its tangible book value per common share was $4.24 at December 31, 2013.

LIQUIDITY...  The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past three years and has been adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth over the past two years. We strive to operate our loan to deposit ratio in a range of 85% to 95%. At December 31, 2013, the Company’s loan to deposit ratio was 92.1%. We are optimistic that we can further increase the loan to deposit ratio in 2014 given current commercial loan pipelines, further development of three new loan production offices opened in 2012, and our focus on small business lending.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $3.2 million from December 31, 2012, to December 31, 2013, due to $54.7 million of cash provided by financing activities and $14.9 of cash provided by operating activities. This was partially offset by $66.3 million of cash used in investing activities. Within investing activities, cash advanced for new loan fundings and purchases totalled $219.4 million and was $64.1 million higher than the $155.2 million of cash received from loan principal payments and sales. Within financing activities, deposits increased by $18.7 million, which was used to help fund the overall loan growth experienced in 2013. Total FHLB borrowings increased as advances, both short-term and long term, exceeded pay downs by $38 million and was also utilized to fund earning asset growth.

The holding company had a total of $18.6 million of cash, short-term investments, and investment securities at December 31, 2013, which was up $2.1 million from the year-end 2012 total. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. As such, the holding company has strong liquidity to meet its trust preferred debt service requirements and preferred and common stock dividends, which should approximate $2 million over the next twelve months.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, and short-term investments in money market funds. These assets totaled $30 million at both December 31, 2013 and 2012, respectively.

Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the Federal Home Loan Bank, which provides the opportunity to obtain short-to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate. At December 31, 2013, the Company had $318 million of overnight borrowing availability at the FHLB, $42 million of short-term borrowing availability at the Federal Reserve Bank and $39 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES...  The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.45% and the risk based capital ratio was 15.28% at December 31, 2013. The Company’s tangible common equity to tangible assets ratio was 7.64% at December 31, 2013. These ratios reflect the completion of a $1.2 million common stock buyback program where we repurchased 2% of our outstanding shares during the second quarter of 2013. Since we resumed common stock repurchases in the fourth quarter of 2011, in total we have repurchased 2,429,200 shares or 11.5% of our common stock at a total cost of $6.2 million or an average price of $2.54 per share. All previously announced board approved common stock repurchase programs are now completed. We anticipate that we will maintain our strong capital ratios throughout 2014. Capital generated from earnings will be utilized to pay the SBLF preferred dividend, common stock cash dividend and will also support anticipated balance sheet growth.

On July 2, 2013, the Board of Governors of the Federal Reserve System approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. The Company is continuing to review the impact of these new rules and currently expects that its capital position will be more than adequate to meet the revised regulatory capital requirements.

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

The following table presents a summary of the Company’s static GAP positions at December 31, 2013:

INTEREST SENSITIVITY PERIOD	3 MONTHS OR LESS	OVER 3 MONTHS THROUGH 6 MONTHS	OVER 6 MONTHS THROUGH 1 YEAR	OVER 1 YEAR	TOTAL
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$203,403	$57,876	$85,588	$439,881	$786,748
Investment securities	25,857	6,305	15,130	112,873	160,165
Short-term assets	9,778	—	—	—	9,778
Regulatory stock	4,677	—	—	2,125	6,802
Bank owned life insurance	—	—	36,669	—	36,669
Total rate sensitive assets	$243,715	$64,181	$137,387	$554,879	$1,000,162
RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing deposits	$—	$—	$—	$154,002	$154,002
NOW	4,491	—	—	80,435	84,926
Money market	181,469	—	—	38,332	219,801
Other savings	21,913	—	—	65,742	87,655
Certificates of deposit of $100,000 or more	7,399	20,763	3,947	15,178	47,287
Other time deposits	68,204	32,703	27,818	132,126	260,851
Total deposits	283,476	53,466	31,765	485,815	854,522
Borrowings	41,555	-	-	38,085	79,640
Total rate sensitive liabilities	$325,031	$53,466	$31,765	$523,900	$934,162
INTEREST SENSITIVITY GAP:
Interval	(81,316)	10,715	105,622	30,979	—
Cumulative	$(81,316)	$(70,601)	$35,021	$66,000	$66,000
Period GAP ratio	0.75X	1.20X	4.33X	1.06X
Cumulative GAP ratio	0.75	0.81	1.09	1.07
Ratio of cumulative GAP to total assets	(7.70)%	(6.69)%	3.32%	6.25%

When December 31, 2013 is compared to December 31, 2012, the Company’s cumulative GAP ratio through one year indicates that the Company’s balance sheet is still asset sensitive but to a lesser extent than it was at the end of 2012. This reflects loan customer preference over the past year for fixed rate loans given the overall low level of interest rates. Also, the cash flow from mortgage backed securities did slow in the second half of 2013. The absolute low level of short interest rates makes this table more difficult to analyze since there is little room for certain deposit liabilities to reprice downward further.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	(0.1)%	6.5%
100 bp increase	0.5	4.8
100 bp decrease	(3.6)	(12.0)

The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at 0.25%. The variability of net interest income is modestly positive in the 100 basis point upward rate shocks and close to neutral in the 200 basis point upward shock which indicates that the Company’s overall interest rate risk position is well controlled. The Company’s short duration investment securities portfolio and scheduled repricing of certain loans now tied to LIBOR or prime help us manage the overall interest rate risk position given customer preference for fixed rate loans. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

Within the investment portfolio at December 31, 2013, 89% of the portfolio is classified as available for sale and 11% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are 60 securities that are temporarily impaired at December 31, 2013. The Company reviews its securities quarterly and has asserted that at December 31, 2013, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market (excluding construction and any jumbo loans). The Company also sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year 2013, 58% of all residential mortgage loan production was sold into the secondary market.

The amount of loans outstanding by category as of December 31, 2013, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

	ONE YEAR OR LESS	MORE THAN ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL LOANS
	(IN THOUSANDS, EXCEPT RATIOS)
Commercial	$24,237	$70,899	$24,966	$120,102
Commercial loans secured by real estate	29,236	182,419	200,036	411,691
Real estate-mortgage	44,595	78,879	115,617	239,091
Consumer	5,322	7,004	3,538	15,864
Total	$103,390	$339,201	$344,157	$786,748

Loans with fixed-rate	$70,510	$181,910	$198,429	$450,849
Loans with floating-rate	32,880	157,291	145,728	335,899
Total	$103,390	$339,201	$344,157	$786,748

Percent composition of maturity	13.1%	43.2%	43.7%	100.0%
Fixed-rate loans as a percentage of total loans				57.3%
Floating-rate loans as a percentage of total loans				42.7%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

CONTRACTUAL OBLIGATIONS...  The following table presents, as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	PAYMENTS DUE IN
	NOTE REFERENCE	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL
	(IN THOUSANDS)
Deposits without a stated maturity	8	$546,384	$—	$—	$—	$546,384
Certificates of deposit*	8	162,957	80,456	23,923	52,515	319,851
Borrowed funds*	10	41,696	16,427	9,401	—	67,524
Guaranteed junior subordinated deferrable interest debentures*	10	—	—	—	26,630	26,630
Pension obligation	14	2,000	—	—	—	2,000
Lease commitments	15	712	1,307	877	1,931	4,827

*	Includes interest based upon interest rates in effect at December 31, 2013. Future changes in market interest rates could materially affect contractual amounts to be paid.

OFF BALANCE SHEET ARRANGEMENTS...  The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $146.0 million and standby letters of credit of $13.2 million as of December 31, 2013. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. The Company had no interest rate contracts outstanding as of December 31, 2013.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.7 million, or 76%, of the total allowance for loan losses at December 31, 2013 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company’s goodwill relates to value inherent in the banking and wealth management businesses, and the value is dependent upon the Company’s ability to provide quality, cost-effective services in the face of free competition from other market participants on a regional basis. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of the Company’s services. As such, goodwill value is supported ultimately by revenue and cash flow contribution that is driven by the volume of business transacted and the loyalty of the Company’s deposit and customer base over a longer time frame. The quality and value of a Company’s assets is also an important factor to consider when performing goodwill impairment testing. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective value added services over sustained periods can lead to impairment of goodwill.

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. As of December 31, 2013, goodwill was not considered impaired; however, deteriorating economic conditions could result in impairment, which could adversely affect earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2013, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2013, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

FORWARD LOOKING STATEMENTS...

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, AmeriServ will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build AmeriServ into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — it is the existing and prospective customer that AmeriServ must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. AmeriServ is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.
•	Revenue Growth — It is necessary for AmeriServ to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through several loan production offices. There will be a particular focus on small business commercial lending. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.
•	Expense Rationalization — AmeriServ Financial remains focused on trying to rationalize expenses. This has not been a program of broad based cuts, but has been targeted so AmeriServ stays strong but spends less. The Company has identified approximately $1 million of non-interest expense savings for 2014 some of which may be utilized to fund new revenue growth initiatives such as another loan production office or increased technological related investments. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2013	2012
	(IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions	$20,288	$17,808
Interest bearing deposits	2,967	1,730
Short-term investments in money market funds	6,811	7,282
Cash and cash equivalents	30,066	26,820
Investment securities:
Available for sale	141,978	151,538
Held to maturity (fair value $17,788 at December 31, 2013 and $14,266 at December 31, 2012)	18,187	13,723
Loans held for sale	3,402	10,576
Loans	783,927	721,802
Less: Unearned income	581	637
Allowance for loan losses	10,104	12,571
Net loans	773,242	708,594
Premises and equipment, net	13,119	11,798
Accrued interest income receivable	2,908	2,960
Goodwill	12,613	12,613
Bank owned life insurance	36,669	36,214
Net deferred tax asset	9,572	11,467
Federal Home Loan Bank stock	4,677	4,179
Federal Reserve Bank stock	2,125	2,125
Prepaid federal deposit insurance	—	1,444
Other assets	7,478	6,940
TOTAL ASSETS	$1,056,036	$1,000,991
LIABILITIES
Non-interest bearing deposits	$154,002	$156,223
Interest bearing deposits	700,520	679,511
Total deposits	854,522	835,734
Short-term borrowings	41,555	15,660
Advances from Federal Home Loan Bank	25,000	13,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	79,640	41,745
Other liabilities	8,567	13,044
TOTAL LIABILITIES	942,729	890,523
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; there were 21,000 shares issued and outstanding on December 31, 2013 and 2012	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized: 26,402,007 shares issued and 18,784,188 shares outstanding on December 31, 2013; 26,398,540 shares issued and 19,164,721 shares outstanding on December 31, 2012	264	264
Treasury stock at cost, 7,617,819 shares on December 31, 2013 and 7,233,819 shares on December 31, 2012	(74,829)	(73,658)
Capital surplus	145,190	145,102
Retained earnings	27,557	23,139
Accumulated other comprehensive loss, net	(5,875)	(5,379)
TOTAL STOCKHOLDERS’ EQUITY	113,307	110,468
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,056,036	$1,000,991

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
Taxable	$35,063	$34,752	$35,630
Tax exempt	57	63	69
Interest bearing deposits	6	10	9
Short-term investments in money market funds	8	18	9
Federal funds sold	—	—	7
Investment securities:
Available for sale	3,701	4,634	5,837
Held to maturity	508	440	403
Total Interest Income	39,343	39,917	41,964
INTEREST EXPENSE
Deposits	5,164	6,502	8,335
Short-term borrowings	46	11	6
Advances from Federal Home Loan Bank	152	81	220
Guaranteed junior subordinated deferrable interest debentures	1,120	1,120	1,120
Total Interest Expense	6,482	7,714	9,681
Net Interest Income	32,861	32,203	32,283
Credit provision for loan losses	(1,100)	(775)	(3,575)
Net Interest Income after credit provision for Loan Losses	33,961	32,978	35,858
NON-INTEREST INCOME
Trust fees	6,917	6,527	6,173
Investment advisory fees	895	741	754
Net gains on loans held for sale	1,089	1,132	812
Net realized gains (losses) on investment securities	204	12	(358)
Service charges on deposit accounts	2,173	2,195	2,241
Bank owned life insurance	998	863	885
Other income	3,468	3,473	3,062
Total Non-Interest Income	15,744	14,943	13,569
NON-INTEREST EXPENSE
Salaries and employee benefits	25,115	24,424	22,616
Net occupancy expense	2,937	2,800	2,900
Equipment expense	1,851	1,764	1,686
Professional fees	4,327	3,870	3,875
Supplies, postage, and freight	810	830	886
Miscellaneous taxes and insurance	1,467	1,439	1,372
Federal deposit insurance expense	611	441	1,338
Federal Home Loan Bank prepayment penalties	—	—	240
Other expense	5,105	5,073	5,124
Total Non-Interest Expense	42,223	40,641	40,037

See accompanying notes to consolidated financial statements.

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
PRETAX INCOME	7,482	7,280	9,390
Provision for income taxes	2,289	2,241	2,853
NET INCOME	5,193	5,039	6,537
Preferred stock dividends and accretion of preferred stock discount	209	828	1,385
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,984	$4,211	$5,152
PER COMMON SHARE DATA:
Basic:
Net income	$0.26	$0.21	$0.24
Average number of shares outstanding	18,942	19,685	21,184
Diluted:
Net income	$0.26	$0.21	$0.24
Average number of shares outstanding	19,034	19,747	21,205
Cash dividends declared	$0.03	$0.00	$0.00

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS)
COMPREHENSIVE INCOME
Net income	$5,193	$5,039	$6,537
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	3,942	(2,128)	(1,803)
Income tax effect	(1,340)	725	613
Unrealized holding gains (losses) on available for sale securities arising during period	(4,489)	(466)	3,266
Income tax effect	1,526	158	(1,110)
Reclassification adjustment for losses (gains) on available for sale securities included in net income	(204)	(12)	358
Income tax effect	69	4	(122)
Other comprehensive income (loss)	(496)	(1,719)	1,202
Comprehensive income	$4,697	$3,320	$7,739

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period	$21,000	$21,000	$20,669
Accretion of preferred stock discount	—	—	331
Balance at end of period	21,000	21,000	21,000
COMMON STOCK
Balance at beginning of period	264	264	264
Balance at end of period	264	264	264
TREASURY STOCK
Balance at beginning of period	(73,658)	(69,241)	(68,659)
Treasury stock, purchased at cost (384,000, 1,757,800 and 287,400 shares, respectively)	(1,171)	(4,417)	(582)
Balance at end of period	(74,829)	(73,658)	(69,241)
CAPITAL SURPLUS
Balance at beginning of period	145,102	145,061	145,045
New common shares issued for exercise of stock options	6	3	1
Stock option expense	82	38	15
Balance at end of period	145,190	145,102	145,061
RETAINED EARNINGS
Balance at beginning of period	23,139	18,928	14,601
Net income	5,193	5,039	6,537
TARP warrant repurchase (1,312,500 shares)	—	—	(825)
Accretion of preferred stock discount	—	—	(331)
Cash dividend declared on common stock	(566)	—	—
Cash dividend declared on preferred stock	(209)	(828)	(1,054)
Balance at end of period	27,557	23,139	18,928
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(5,379)	(3,660)	(4,862)
Other comprehensive income (loss)	(496)	(1,719)	1,202
Balance at end of period	(5,875)	(5,379)	(3,660)
TOTAL STOCKHOLDERS’ EQUITY	$113,307	$110,468	$112,352

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2013	2012	2011
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$5,193	$5,039	$6,537
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(1,100)	(775)	(3,575)
Depreciation and amortization expense	1,683	1,523	1,477
Net amortization of investment securities	755	1,124	736
Net realized (gains) losses on investment securities – available for sale	(204)	(12)	358
Net gains on loans held for sale	(1,089)	(1,132)	(812)
Amortization of deferred loan fees	(304)	(240)	(231)
Origination of mortgage loans held for sale	(60,826)	(76,688)	(58,640)
Sales of mortgage loans held for sale	69,089	74,354	59,747
Decrease (increase) in accrued interest receivable	52	256	(6)
Decrease in accrued interest payable	(299)	(440)	(1,018)
Earnings on bank-owned life insurance	(811)	(863)	(885)
Deferred income taxes	2,150	2,101	2,758
Stock compensation expense	88	41	15
Decrease in prepaid Federal Deposit Insurance	1,444	370	1,259
Other, net	(967)	(1,446)	3,074
Net cash provided by operating activities	14,854	3,212	10,794
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(50,125)	(34,199)	(85,352)
Purchase of investment securities – held to maturity	(8,942)	(4,987)	(6,576)
Proceeds from maturities of investment securities – available for sale	43,307	59,800	53,243
Proceeds from maturities of investment securities – held to maturity	4,425	3,518	2,125
Proceeds from sales of investment securities – available for sale	11,185	4,221	16,518
Purchase of regulatory stock	(5,865)	—	—
Proceeds from redemption of regulatory stock	5,367	1,712	1,342
Long-term loans originated	(205,549)	(232,685)	(147,864)
Principal collected on long-term loans	146,720	182,245	161,356
Loans purchased or participated	(12,990)	(17,492)	(8,500)
Loans sold or participated	8,500	8,500	1,000
Net increase in other short-term loans	(679)	(300)	(443)
Purchases of premises and equipment	(3,004)	(2,647)	(1,666)
Proceeds from sale of other real estate owned	993	160	743
Proceeds from insurance policies	356	—	—
Net cash used in investing activities	(66,301)	(32,154)	(14,074)
FINANCING ACTIVITIES
Net increase in deposit balances	18,744	19,329	13,722
Net increase (decrease) in other short-term borrowings	25,895	(105)	11,215
Principal borrowings on advances from Federal Home Loan Bank	18,000	21,000	2,000
Principal repayments on advances from Federal Home Loan Bank	(6,000)	(14,000)	(5,750)
Preferred stock dividend paid	(209)	(828)	(1,054)
Common stock dividend paid	(566)	—	—
Warrant repurchase	—	—	(825)
Purchase of treasury stock	(1,171)	(4,417)	(582)
Net cash provided by financing activities	54,693	20,979	18,726
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,246	(7,963)	15,446
CASH AND CASH EQUIVALENTS AT JANUARY 1	26,820	34,783	19,337
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$30,066	$26,820	$34,783

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 18 banking locations in five southwestern Pennsylvania counties. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $1.7 billion that are not recognized on the Company’s Consolidated Balance Sheet at December 31, 2013.

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

Intercompany accounts and transactions have been eliminated in preparing the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles, or GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from these estimates and the differences may be material to the Consolidated Financial Statements. The Company’s most significant estimates relate to the allowance for loan losses, goodwill, income taxes and investment securities.

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
DECEMBER 31, 2013, 2012 AND 2011

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

FEDERAL HOME LOAN BANK STOCK:

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time any such situation has persisted (b) Commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) The impact of legislative and regulatory changes on the customer base of FHLB and (d) The liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

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

TRANSFERS OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:

As a financial institution, which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

-	Review of all criticized, classified and impaired loans with aggregate balances over $250,000 to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve allocations established for these criticized, classified and impaired loans are based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. All loans classified as doubtful or worse are specifically reserved. For impaired loans the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.
-	The application of formula driven reserve allocations for all commercial and commercial real-estate loans by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the nature of the migration analysis.
-	The application of formula driven reserve allocations to consumer and residential mortgage loans which are based upon historical net charge-off experience for those loan types. The residential mortgage loan and consumer loan allocations are based upon the Company’s three-year historical average of actual loan net charge-offs experienced in each of those categories.
-	The application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, levels of non-accrual and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.
-	Management recognizes that there may be events or economic factors that have occurred affecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at reserves for a specific loan or portfolio segment. Therefore, the Company believes that there is estimation risk associated with the use of specific and formula driven allowances.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options and warrant to purchase 103,570, 49,842, and 185,917 shares of common stock were outstanding during 2013, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options and warrant to purchase common stock outstanding were $3.05 – $5.75, $2.80 – $5.75, and $2.07 – $6.10 during 2013, 2012 and 2011, respectively. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

	Year ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Numerator:
Net income	$5,193	$5,039	$6,537
Preferred stock dividends and accretion of preferred stock discount	209	828	1,385
Net income available to common shareholders	$4,984	$4,211	$5,152
Denominator:
Weighted average common shares outstanding (basic)	18,942	19,685	21,184
Effect of stock options/warrants	92	62	21
Weighted average common shares outstanding (diluted)	19,034	19,747	21,205
Earnings per common share:
Basic	$0.26	$0.21	$0.24
Diluted	0.26	0.21	0.24
STOCK-BASED COMPENSATION:

The Company uses the modified prospective method for accounting of stock-based compensation. The Company recognized $82,000, $38,000 and $15,000 of pretax compensation expense for the years 2013, 2012 and 2011. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. See Note 18 for details on the assumptions used.

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

The following table sets forth the components of accumulated other comprehensive loss, net of tax:

	AT DECEMBER 31,
	2013	2012
	(IN THOUSANDS)
Pension obligation for defined benefit plan	$(6,918)	$(9,520)
Unrealized holding gains on available for sale securities	1,043	4,141
Total accumulated other comprehensive loss	$(5,875)	$(5,379)
CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in money market funds. The Company made $137,000 in income tax payments in 2013; $142,000 in 2012; and $97,000 in 2011. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $766,000 in 2013; $1,266,000 in 2012; and $169,000 in 2011. The Company made total interest payments of $6,781,000 in 2013; $8,154,000 in 2012; and $10,699,000 in 2011.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

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

The Company periodically enters into derivative instruments to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the Consolidated Balance Sheets.

RECENT ACCOUNTING STANDARDS:

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

2.  CASH AND DUE FROM DEPOSITORY INSTITUTIONS

Included in “Cash and due from depository institutions” are required federal reserves of $61,000 and $0 at December 31, 2013 and 2012, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and a depository amount held with the Federal Reserve Bank.

3.  INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	AT DECEMBER 31, 2013
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$6,926	$35	$(126)	$6,835
Corporate bonds	11,992	21	(252)	11,761
U.S. Agency mortgage-backed securities	121,480	3,129	(1,227)	123,382
Total	$140,398	$3,185	$(1,605)	$141,978

Investment securities held to maturity:

	AT DECEMBER 31, 2013
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$12,671	$289	$(477)	$12,483
Taxable municipal	1,521	—	(120)	1,401
Corporate bonds and other securities	3,995	—	(91)	3,904
Total	$18,187	$289	$(688)	$17,788

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

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

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2013, 89.0% of the portfolio was rated AAA as compared to 92.2% at December 31, 2012. 1.9% of the portfolio was rated below A or unrated on December 31, 2013. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders’ equity at December 31, 2013.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $110,780,000 at December 31, 2013 and $94,206,000 at December 31, 2012.

The Company realized $289,000 of gross investment security gains and $85,000 of investment security losses in 2013, and $12,000 of gross investment gains and no investment security losses in 2012, and $358,000 of gross investment losses and no investment security gains in 2011. On a net basis, the realized gain for 2013 was $135,000 after factoring in tax expense of $69,000, the realized gain for 2012 was $8,000 after factoring in tax expense of $4,000, the realized loss for 2011 was $236,000, after factoring the tax benefit of $122,000. Proceeds from sales of investment securities available for sale were $11.2 million for 2013, $4.2 million for 2012, and $16.5 million during 2011.

The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values, and the weighted average yield for each type and range of maturity as of December 31, 2013. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. The Company’s consolidated investment securities portfolio had an effective duration of approximately 3.51 years. The weighted average expected maturity for available for sale

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

3.  INVESTMENT SECURITIES  – (continued)

securities at December 31, 2013 for U.S. Agency, U.S. Agency Mortgage-Backed and Corporate Bond securities was 3.84, 5.07 and 4.73 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2013 for U.S. Agency Mortgage-Backed and Corporate Bonds/Taxable Municipals and other securities were 6.73 and 5.82 years.

Investment securities available for sale:

	AT DECEMBER 31, 2013
	U. S. AGENCY		U.S. AGENCY MORTGAGE- BACKED SECURITIES		CORPORATE BONDS		TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$—	—%	$—	—%	$—	—%
After 1 year but within 5 years	5,926	1.50	1,813	4.54	7,994	1.56	15,733	1.90
After 5 years but within 10 years	1,000	1.43	12,381	2.88	3,998	1.91	17,379	2.59
After 10 years but within 15 years	—	—	64,347	2.74	—	—	64,347	2.74
Over 15 years	—	—	42,939	2.74	—	—	42,939	2.74
Total	$6,926	1.49	$121,480	2.78	$11,992	1.68	$140,398	2.63
FAIR VALUE
Within 1 year	$—		$—		$—		$—
After 1 year but within 5 years	5,898		1,934		7,947		15,779
After 5 years but within 10 years	937		12,735		3,814		17,486
After 10 years but within 15 years	—		64,751		—		64,751
Over 15 years	—		43,962		—		43,962
Total	$6,835		$123,382		$11,761		$141,978

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

3.  INVESTMENT SECURITIES  – (continued)

Investment securities held to maturity:

	AT DECEMBER 31, 2013
	U.S. AGENCY MORTGAGE-BACKED SECURITIES		CORPORATE BONDS AND OTHER		TOTAL INVESTMENT SECURITIES HELD TO MATURITY
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$—	—%	$—	—%
After 1 year but within 5 years	—	—	3,000	1.46	3,000	1.46
After 5 years but within 10 years	1,760	2.10	—	—	1,760	2.10
After 10 years but within 15 years	—	—	1,011	3.14	1,011	3.14
Over 15 years	10,911	3.49	1,505	4.54	12,416	3.62
Total	$12,671	3.30	$5,516	2.61	$18,187	3.09
FAIR VALUE
Within 1 year	$—		$—		$—
After 1 year but within 5 years	—		2,966		2,966
After 5 years but within 10 years	1,618		—		1,618
After 10 years but within 15 years	—		891		891
Over 15 years	10,865		1,448		12,313
Total	$12,483		$5,305		$17,788

The following tables present information concerning investments with unrealized losses as of December 31, 2013 (in thousands):

Investment securities available for sale:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$3,812	$(64)	$938	$(62)	$4,750	$(126)
U.S. Agency mortgage-backed securities	43,402	(1,224)	669	(3)	44,071	(1,227)
Corporate bonds	6,777	(215)	1,963	(37)	8,740	(252)
Total	$53,991	$(1,503)	$3,570	$(102)	$57,561	$(1,605)

Investment securities held to maturity:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Corporate bonds/taxable municipals and other securities	$3,801	$(205)	$994	$(6)	$4,795	$(211)
U.S. Agency mortgage-backed securities	8,761	(477)	—	—	8,761	(477)
Total	$12,562	$(682)	$994	$(6)	$13,556	$(688)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

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

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 60 positions that are considered temporarily impaired at December 31, 2013. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

4.  LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2013	2012
	(IN THOUSANDS)
Commercial	$120,102	$102,822
Commercial loans secured by real estate	411,691	383,339
Real estate-mortgage	235,689	217,584
Consumer	15,864	17,420
Loans, net of unearned income	$783,346	$721,165

Loan balances at December 31, 2013 and 2012 are net of unearned income of $581,000 and $637,000, respectively. Real estate construction loans comprised 3.0% and 2.0% of total loans net of unearned income at December 31, 2013 and 2012, respectively. The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct loan exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2013 and 2012, loans to customers engaged in similar activities and having similar economic characteristics, as defined

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

4.  LOANS  – (continued)

by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 150 mile radius of the Johnstown market.

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $853,000 and $1.0 million at December 31, 2013 and 2012, respectively.

5.  ALLOWANCE FOR LOAN LOSSES

The following table summarizes the rollforward of the allowance for loan losses by portfolio segment (in thousands).

	BALANCE AT DECEMBER 31, 2012	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2013
Commercial	$2,596	$(50)	$80	$218	$2,844
Commercial loans secured by real estate	7,796	(1,777)	481	(1,615)	4,885
Real estate-mortgage	1,269	(139)	122	8	1,260
Consumer	150	(154)	70	70	136
Allocation for general risk	760	—	—	219	979
Total	$12,571	$(2,120)	$753	$(1,100)	$10,104

	BALANCE AT DECEMBER 31, 2011	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2012
Commercial	$2,365	$(345)	$138	$438	$2,596
Commercial loans secured by real estate	9,400	(796)	245	(1,053)	7,796
Real estate-mortgage	1,270	(420)	54	365	1,269
Consumer	174	(200)	47	129	150
Allocation for general risk	1,414	—	—	(654)	760
Total	$14,623	$(1,761)	$484	$(775)	$12,571

	BALANCE AT DECEMBER 31, 2010	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2011
Commercial	$3,851	$(953)	$831	$(1,364)	$2,365
Commercial loans secured by real estate	12,717	(1,700)	331	(1,948)	9,400
Real estate-mortgage	1,117	(85)	53	185	1,270
Consumer	206	(203)	159	12	174
Allocation for general risk	1,874	—	—	(460)	1,414
Total	$19,765	$(2,941)	$1,374	$(3,575)	$14,623

As a result of successful ongoing problem credit resolution efforts, the Company achieved further asset quality improvements in 2013. These improvements are evidenced by reduced levels of non-accrual loans, non-performing assets, classified assets and low loan delinquency levels that continue to be well below 1% of total loans. The higher charge-off in the commercial loans secured by real estate relate primarily to one loan

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

for which a specific reserve had been previously established. Additionally, the largest portion of the credit provision occurred in commercial loans secured by real-estate as this is the category that experienced the most meaningful improvement in asset quality, particularly in the fourth quarter, which resulted in a reduction of the related qualitative factor.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2013
	(IN THOUSANDS)
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	TOTAL
Loans:
Individually evaluated for impairment	$—	$3,005	$—	$61	$3,066
Collectively evaluated for impairment	120,102	408,686	235,689	15,803	780,280
Total loans	$120,102	$411,691	$235,689	$15,864	$783,346

	AT DECEMBER 31, 2013
	(IN THOUSANDS)
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
Allowance for loan losses:
Specific reserve allocation	$—	$812	$—	$1	$—	$813
General reserve allocation	2,844	4,073	1,260	135	979	9,291
Total allowance for loan losses	$2,844	$4,885	$1,260	$136	$979	$10,104

	AT DECEMBER 31, 2012
	(IN THOUSANDS)
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	TOTAL
Loans:
Individually evaluated for impairment	$—	$4,793	$—	$13	$4,806
Collectively evaluated for impairment	102,822	378,546	217,584	17,407	716,359
Total loans	$102,822	$383,339	$217,584	$17,420	$721,165

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

	AT DECEMBER 31, 2012
	(IN THOUSANDS)
	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
Allowance for loan losses:
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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

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

	DECEMBER 31, 2013
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial loans secured by real estate	$3,005	$812	$—	$3,005	$3,118
Consumer	61	1	—	61	61
Total impaired loans	$3,066	$813	$—	$3,066	$3,179

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

	DECEMBER 31, 2012
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial loans secured by real estate	$4,239	$1,586	$554	$4,793	$4,850
Consumer	—	—	13	13	13
Total impaired loans	$4,239	$1,586	$567	$4,806	$4,863

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS)
Average impaired balance:
Commercial	$13	$13	$503
Commercial loans secured by real estate	2,459	3,754	4,479
Consumer	37	3	—
Average investment in impaired loans	$2,509	$3,770	$4,982
Interest income recognized:
Commercial	$—	$—	$17
Commercial loans secured by real estate	11	—	150
Consumer	3	—	—
Interest income recognized on a cash basis on impaired loans	$14	$—	$167

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2013 required review of a minimum range of 50% to 55% of the commercial loan portfolio.

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

	December 31, 2013
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$108,623	$8,880	$2,599	$—	$120,102
Commercial loans secured by real estate	396,788	6,961	7,482	460	411,691
Total	$505,411	$15,841	$10,081	$460	$531,793

	December 31, 2012
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$99,886	$28	$2,908	$—	$102,822
Commercial loans secured by real estate	343,885	20,836	17,010	1,608	383,339
Total	$443,771	$20,864	$19,918	$1,608	$486,161

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

	December 31, 2013
	PERFORMING	NON- PERFORMING
	(IN THOUSANDS)
Real estate-mortgage	$234,450	$1,239
Consumer	15,803	61
Total	$250,253	$1,300

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

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

	December 31, 2013
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
	(IN THOUSANDS)
Commercial	$120,102	$—	$—	$—	$—	$120,102	$—
Commercial loans secured by real estate	410,619	457	—	615	1,072	411,691	—
Real estate-mortgage	231,740	2,232	670	1,047	3,949	235,689	—
Consumer	15,804	33	27	—	60	15,864	—
Total	$778,265	$2,722	$697	$1,662	$5,081	$783,346	$—

	December 31, 2012
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
	(IN THOUSANDS)
Commercial	$102,775	$—	$47	$—	$47	$102,822	$—
Commercial loans secured by real estate	379,834	—	2,545	960	3,505	383,339	—
Real estate-mortgage	213,300	3,240	303	741	4,284	217,584	—
Consumer	17,371	16	33	—	49	17,420	—
Total	$713,280	$3,256	$2,928	$1,701	$7,885	$721,165	$—

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

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
    (TDR)

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments, (iii) performing loans classified as troubled debt restructuring and (iv) other real estate owned (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets).

The following tables present information concerning non-performing assets including TDR:

	AT DECEMBER 31,
	2013	2012
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial	$—	$—
Commercial loans secured by real estate	1,632	4,623
Real estate-mortgage	1,239	1,191
Total	2,871	5,814
Other real estate owned:
Commercial loans secured by real estate	344	1,101
Real estate-mortgage	673	127
Total	1,017	1,228
Total restructured loans not in non-accrual (TDR)	221	182
Total non-performing assets including TDR	$4,109	$7,224
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.52%	1.00%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

6.  NON-PERFORMING ASSETS INCLUDING TROUBLED DEBT RESTRUCTURINGS
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

Any loan modification where the borrower’s aggregate exposure is at least $250,000 and where the loan currently maintains a criticized or classified risk rating, i.e. Special Mention, Substandard or Doubtful, or where the loan will be assigned a criticized or classified rating after the modification is evaluated to determine the need for TDR classification. The specific ALL reserve for loans modified as TDR’s was $344,000 and $1.5 million as of December 31, 2013 and 2012, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

6.  NON-PERFORMING ASSETS INCLUDING TROUBLED DEBT RESTRUCTURINGS
    (TDR)  – (continued)

The following table details the TDRs at December 31, 2013 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$1,250	Extension of maturity date

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$161	Extension of maturity date
Consumer	2	61	Extension of maturity date

The following table details the TDRs at December 31, 2012 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	4	$3,772	Extension of maturity date

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$169	Extension of maturity date
Consumer	1	13	Extension of maturity date

The following table details the TDRs at December 31, 2011 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	5	$2,870	Extension of maturity date

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

The following table presents the recorded investment in loans that were modified as TDR’s in the previous 12 months and defaulted during these reporting periods (in thousands).

	Year ended December 31,
	2013	2012	2011
Recorded investment of defaults
Commercial loan secured by real estate	$1,480	$595	$1,312
Total	$1,480	$595	$1,312

All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed. All TDR’s which defaulted in the above table had a related allowance adequate to reserve for anticipated losses.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

6.  NON-PERFORMING ASSETS INCLUDING TROUBLED DEBT RESTRUCTURINGS
    (TDR)  – (continued)

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

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS)
Interest income due in accordance with original terms	$178	$231	$376
Interest income recorded	—	—	(167)
Net reduction in interest income	$178	$231	$209

7.  PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2013	2012
	(IN THOUSANDS)
Land	$1,208	$1,208
Premises	25,752	24,430
Furniture and equipment	8,912	7,572
Leasehold improvements	803	690
Total at cost	36,675	33,900
Less: Accumulated depreciation and amortization	23,556	22,102
Net book value	$13,119	$11,798

The Company recorded depreciation expense of $1.7 million for 2013 and $1.5 for each of the years 2012 and 2011, respectively.

8.  DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2013	2012
	(IN THOUSANDS)
Demand:
Non-interest bearing	$154,002	$156,223
Interest bearing	84,926	61,774
Savings	87,655	86,135
Money market	219,801	215,870
Certificates of deposit in denominations of $100,000 or more	47,287	35,339
Other time	260,851	280,393
Total deposits	$854,522	$835,734

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

8.  DEPOSITS  – (continued)

Interest expense on deposits consisted of the following:

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS)
Interest bearing demand	$138	$116	$153
Savings	139	181	256
Money market	736	895	1,063
Certificates of deposit in denominations of $100,000 or more	289	435	637
Other time	3,862	4,875	6,226
Total interest expense	$5,164	$6,502	$8,335

The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2013 maturing in the periods presented:

YEAR:	OTHER TIME DEPOSITS	CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
	(IN THOUSANDS)
2014	$128,725	$32,109
2015	42,497	13,310
2016	20,033	1,551
2017	11,684	217
2018	10,541	—
2019 and after	47,371	100
Total	$260,851	$47,287

The maturities on certificates of deposit greater than $100,000 or more as of December 31, 2013, are as follows:

MATURING IN:	(IN THOUSANDS)
Three months or less	$7,399
Over three through six months	20,763
Over six through twelve months	3,947
Over twelve months	15,178
Total	$47,287

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

9.  SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2013
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$41,555
Maximum indebtedness at any month end	—	41,555
Average balance during year	959	16,482
Average rate paid for the year	0.34%	0.26%
Interest rate on year end balance	—	0.25

	AT DECEMBER 31, 2012
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$15,660
Maximum indebtedness at any month end	—	19,755
Average balance during year	117	5,225
Average rate paid for the year	0.34%	0.20%
Interest rate on year end balance	—	0.25

	AT DECEMBER 31, 2011
	FEDERAL FUNDS PURCHASED	OTHER SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$15,765
Maximum indebtedness at any month end	—	15,765
Average balance during year	49	1,167
Average rate paid for the year	0.32%	0.51%
Interest rate on year-end balance	—	0.34

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to one year in maturity. The average maturity was one day at both the end of 2013 and 2012 and three days at the end of 2011.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

10.  ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR
     SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Borrowings and advances from the FHLB consist of the following:

	AT DECEMBER 31, 2013
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS)
Overnight	0.25%	$41,555
2015	0.52	4,000
2016	0.81	12,000
2017	1.07	7,000
2018	1.47	2,000
Total advances	0.89	25,000
Total FHLB borrowings	0.49%	$66,555

	AT DECEMBER 31, 2012
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS)
Overnight	0.25%	$15,660
2015	0.52	4,000
2016	0.74	5,000
2017	0.92	4,000
Total advances	0.73	13,000
Total FHLB borrowings	0.47%	$28,660

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate and certain types of commercial real estate. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rate on the advances is fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage and commercial real-estate loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2013, the Company had immediately available $318 million of overnight borrowing capability at the FHLB and $81 million of unsecured federal funds lines with correspondent banks.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

10.  ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR
     SUBORDINATED DEFERRABLE INTEREST DEBENTURES  – (continued)

Guaranteed Junior Subordinated Deferrable Interest Debentures:

On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by AmeriServ Financial, Inc. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $224,000 as of December 31, 2013 and are included in other assets on the Consolidated Balance Sheets, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. The Company used $22.5 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in 2005 and 2004. The balance as of December 31, 2013 and 2012 was $13.1 million.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

11.  DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS  – (continued)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2013 and 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liability Measured on a Recurring Basis

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2013 USING
	TOTAL	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets:
U.S. Agency securities	$6,835	$—	$6,835	$—
U.S. Agency mortgage-backed securities	123,382	—	123,382	—
Corporate bonds	11,761	—	11,761	—

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2012 USING
	TOTAL	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets:
U.S. Agency securities	$5,911	$—	$5,911	$—
U.S. Agency mortgage-backed securities	137,735	—	137,735	—
Corporate bonds	7,892	—	7,892	—
Fair value of swap asset	164	—	164	—
Fair value of swap liability	164	—	164	—

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At December 31, 2013, impaired loans with a carrying value of $3.1 million were reduced by specific valuation allowance totaling $813,000 resulting in a net fair value of $2.3 million. At December 31, 2012, impaired loans with a carrying value of $4.8 million were reduced by specific valuation allowance totaling $1.6 million resulting in a net fair value of $3.2 million.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

11.  DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS  – (continued)

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2013 USING
	TOTAL	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets:
Impaired loans	$2,253	$—	$—	$2,253
Other real estate owned	1,017	—	—	1,017

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2012 USING
	TOTAL	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets:
Impaired loans	$3,220	$—	$—	$3,220
Other real estate owned	1,228	—	—	1,228

December 31, 2013

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques		Unobservable Input		Range(Wgtd Ave)
Impaired loans	$2,253	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% to 37%(30%)
				Liquidation expenses	(2)	1% to 15%(10%)
Other real estate owned	1,017	Appraisal of collateral(1),(3)		Appraisal adjustments	(2)	31% to 48%(38%)
				Liquidation expenses	(2)	1% to 20%(10%)

December 31, 2012

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques		Unobservable Input		Range(Wgtd Ave)
Impaired loans	$3,220	Appraisal of collateral	(1)	Appraisal adjustments	(2)	1% to 35%(20%)
				Liquidation expenses	(2)	1% to 15%(10%)
Other real estate owned	1,228	Appraisal of collateral(1),(3)		Appraisal adjustments	(2)	1% to 20%(15%)
				Liquidation expenses	(2)	1% to 20%(10%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

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

Fair values have been determined by the Company using independent third party valuations that uses best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash and cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded carrying values. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded carrying values at December 31, 2013 and 2012, were as follows:

	At December 31, 2013
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$30,066	$30,066	$30,066	$—	$—
Investment securities – AFS	141,978	141,978	—	141,978	—
Investment securities – HTM	18,187	17,788	—	14,822	2,966
Regulatory stock	6,802	6,802	6,802	—	—
Loans held for sale	3,402	3,453	3,453	—	—
Loans, net of allowance for loan loss and unearned income	773,242	771,460	—	—	771,460
Accrued interest income receivable	2,908	2,908	2,908	—	—
Bank owned life insurance	36,669	36,669	36,669	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$546,384	$546,384	$546,384	$—	$—
Deposits with stated maturities	308,138	313,272	—	—	313,272
Short-term borrowings	41,555	41,555	41,555	—	—
All other borrowings	38,085	40,598	—	—	40,598
Accrued interest payable	1,784	1,784	1,784	—	—

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

12.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS  – (continued)

	At December 31, 2012
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$26,820	$26,820	$26,820	$—	$—
Investment securities – AFS	151,538	151,538	—	151,538	—
Investment securities – HTM	13,723	14,266	—	11,321	2,945
Regulatory stock	6,304	6,304	6,304	—	—
Loans held for sale	10,576	10,722	10,722	—	—
Loans, net of allowance for loan loss and unearned income	708,594	716,756	—	—	716,756
Accrued interest income receivable	2,960	2,960	2,960	—	—
Bank owned life insurance	36,214	36,214	36,214	—	—
Fair value swap asset	164	164	—	164	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$520,002	$520,002	$520,002	$—	$—
Deposits with stated maturities	315,732	320,930	—	—	320,930
Short-term borrowings	15,660	15,660	15,660	—	—
All other borrowings	26,085	30,442	—	—	30,442
Accrued interest payable	2,083	2,083	2,083	—	—
Fair value swap liability	164	164	—	164	—

The fair value of cash and cash equivalents, regulatory stock, accrued interest income receivable, short-term borrowings, and accrued interest payable are equal to the current carrying value.

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
DECEMBER 31, 2013, 2012 AND 2011

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

Commitments to extend credit and standby letters of credit are financial instruments generally not subject to sale, and fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 16.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

13.  INCOME TAXES

The expense for income taxes is summarized below:

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS)
Current	$139	$140	$95
Deferred	2,150	2,101	2,758
Income tax expense	$2,289	$2,241	$2,853

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2013		2012		2011
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense based on federal statutory rate	$2,544	34.0%	$2,475	34.0%	$3,193	34.0%
Tax exempt income	(359)	(4.8)	(315)	(4.3)	(325)	(3.5)
Other	104	1.4	81	1.1	(15)	(0.1)
Total expense for income taxes	$2,289	30.6%	$2,241	30.8%	$2,853	30.4%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

13.  INCOME TAXES  – (continued)

The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2013	2012
	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$3,437	$4,274
Unfunded commitment reserve	264	221
Premises and equipment	1,832	1,626
Accrued pension obligation	1,462	2,916
Net operating loss carryforwards	1,307	2,883
Alternative minimum tax credits	1,749	1,635
Other	393	368
Total tax assets	10,444	13,923
DEFERRED TAX LIABILITIES:
Investment accretion	(18)	(28)
Unrealized investment security gains	(545)	(2,133)
Other	(309)	(295)
Total tax liabilities	(872)	(2,456)
Net deferred tax asset	$9,572	$11,467

At December 31, 2013 and 2012, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize all net operating loss carryforwards and AMT tax credits.

The change in net deferred tax assets and liabilities consist of the following:

	YEAR ENDED DECEMBER 31,
	2013	2012
	(IN THOUSANDS)
Unrealized gains recognized in comprehensive income	$1,595	$162
Pension obligation of the defined benefit plan not yet recognized in income	(1,340)	725
Deferred provision for income taxes	(2,150)	(2,101)
Net decrease	$(1,895)	$(1,214)

The Company has alternative minimum tax credit carryforwards of approximately $1.7 million at December 31, 2013. These credits have an indefinite carryforward period. The Company also has a $3.8 million net operating loss carryforward that will begin to expire in the year 2025.

The Company utilizes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

13.  INCOME TAXES  – (continued)

ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company has no tax liability for uncertain tax positions. The Company’s federal and state income tax returns for taxable years through 2009 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

14.  EMPLOYEE BENEFIT PLANS

PENSION PLANS:

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Effective January 1, 2013, the Company implemented a soft freeze of its defined benefit pension plan for non-union employees. A soft freeze means that all existing employees as of December 31, 2012 will remain in the defined benefit pension plan but any new non-union employees hired after January 1, 2013 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401K program. The Company implemented a similar soft freeze of its defined benefit pension plan for union employees effective January 1, 2014. The Company executed these changes to help reduce its pension costs in future years. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock valued at $631,000 and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31, 2013.

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2013	2012
	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$29,844	$25,709
Service cost	1,703	1,593
Interest cost	1,189	1,234
Actuarial (gain) loss	(757)	2,882
Benefits paid	(1,730)	(1,574)
Benefit obligation at end of year	30,249	29,844
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	21,368	18,180
Actual return on plan assets	3,850	2,162
Employer contributions	2,800	2,600
Benefits paid	(1,730)	(1,574)
Fair value of plan assets at end of year	26,288	21,368
Funded status of the plan – under funded	$(3,961)	$(8,476)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

14.  EMPLOYEE BENEFIT PLANS  – (continued)

	YEAR ENDED DECEMBER 31,
	2013	2012
	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Transition asset	$—	$(8)
Prior service cost	(19)	(38)
Net actuarial loss	10,107	14,315
Total	$10,088	$14,269

	YEAR ENDED DECEMBER 31,
	2013	2012
	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$27,566	$26,662

The weighted-average assumptions used to determine benefit obligations at December 31, 2013 and 2012 were as follows:

	YEAR ENDED DECEMBER 31,
	2013	2012
	(PERCENTAGES)
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	4.50%	4.00%
Salary scale	2.50	2.50

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,703	$1,593	$1,335
Interest cost	1,189	1,234	1,198
Expected return on plan assets	(1,775)	(1,656)	(1,582)
Amortization of prior year service cost	(19)	(19)	7
Amortization of transition asset	(8)	(17)	(17)
Recognized net actuarial loss	1,375	1,094	800
Net periodic pension cost	$2,465	$2,229	$1,741

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

14.  EMPLOYEE BENEFIT PLANS  – (continued)

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS
Net (gain) loss	$(2,832)	$2,376	$3,090
Recognized loss	(1,375)	(1,094)	(800)
Recognized prior service cost	19	19	(7)
Recognized net initial asset	8	17	17
Total recognized in other comprehensive loss before tax effect	$(4,180)	$1,318	$2,300
Total recognized in net benefit cost and other comprehensive loss before tax effect	$(1,715)	$3,547	$4,041

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $1,085,000, $(19,000), respectively.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 were as follows:

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(PERCENTAGES)
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	4.00%	4.75%	5.25%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	2.50	2.50	2.50

The Company has assumed an 8% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 15 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 60% of plan assets.

PLAN ASSETS:

The plan’s measurement date is December 31, 2013. This plan’s asset allocations at December 31, 2013 and 2012, by asset category are as follows:

	2013	2012
	(PERCENTAGES)
ASSET CATEGORY:
Cash and cash equivalents	—%	—%
Domestic equities	10	22
Mutual funds/ETFs	79	63
International equities	6	2
Corporate bonds	5	13
Total	100%	100%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

14.  EMPLOYEE BENEFIT PLANS  – (continued)

The major categories of assets in the Company’s Pension Plan as of year end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2013	2012
	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$—	$—
Domestic equities	2,741	4,731
International equities	1,478	336
Mutual funds/ETFs	20,744	13,566
Level 2:
Corporate bonds	1,325	2,735
Total fair value of plan assets	$26,288	$21,368

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

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2013, 2.4% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

The Company presently expects that the contribution to be made to the Plan in 2014 will be approximately $2.0 million.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

14.  EMPLOYEE BENEFIT PLANS  – (continued)

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid.

YEAR:	ESTIMATED FUTURE BENEFIT PAYMENTS
(IN THOUSANDS)
2014	$2,444
2015	2,268
2016	2,752
2017	2,809
2018	2,430
Years 2019 – 2023	14,200
401(k) PLAN:

The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 2% of contribution up to a maximum of 1%. The Company also contributes 4% of salaries for union members who are in the plan. Effective January 1, 2013, any new non-union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 6% of contribution up to a maximum of 3%. Contributions by the Company charged to operations were $327,000 and $277,000 for the years ended December 31, 2013 and 2012, respectively. The fair value of plan assets includes $802,000 pertaining to the value of the Company’s common stock and Trust Preferred securities that are held by the plan at December 31, 2013.

Except for the above benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

15.  LEASE COMMITMENTS

The Company’s obligation for future minimum lease payments on operating leases at December 31, 2013, is as follows:

YEAR:	FUTURE MINIMUM LEASE PAYMENTS
(IN THOUSANDS)
2014	$712
2015	682
2016	625
2017	511
2018	366
2019 and thereafter	1,931

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance. Rent expense included in total non-interest expense amounted to $764,000, $785,000 and $665,000, in 2013, 2012, and 2011, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2013, the Company had various outstanding commitments to extend credit approximating $146,008,000 and standby letters of credit of $13,229,000, compared to commitments to extend credit of $132,804,000 and standby letters of credit of $11,365,000 at December 31, 2012. Standby letters of credit had terms ranging from 1 to 2 years with annual extension options available. Standby letters of credit of approximately $3.9 million were secured as of December 31, 2013 and approximately $4.2 million at December 31, 2012. The carrying amount of the liability for AmeriServ obligations related to unfunded commitments and standby letters of credit was $776,000 at December 31, 2013 and $648,000 at December 31, 2012.

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
DECEMBER 31, 2013, 2012 AND 2011

17.  PREFERRED STOCK  – (continued)

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

18.  STOCK COMPENSATION PLANS

The Company uses the modified perspective method for accounting for stock-based compensation and recognized $82,000 of pretax compensation expense for the year 2013, $38,000 in 2012 and $15,000 in 2011.

During 2011, the Company’s Board of Directors adopted, and its shareholders approved, the AmeriServ Financial, Inc. 2011 Stock Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 800,000 shares of common stock. This Plan replaced the expired 2001 Stock Option Plan. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company and its affiliates, as selected by the compensation committee of the Board of Directors. The option price at which a granted stock option may be exercised was not less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

18.  STOCK COMPENSATION PLANS  – (continued)

under the Plan cannot exceed 10 years. Generally, options vest over a three year period and become exercisable in equal installments over the vesting period. At times, options with a one year vesting period may also be issued.

A summary of the status of the Company’s Stock Incentive Plan at December 31, 2013, 2012, and 2011, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31
	2013		2012		2011
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	398,371	$2.43	313,612	$3.02	257,287	$3.18
Granted	102,445	3.19	164,241	2.73	58,575	2.25
Exercised	(3,467)	1.81	(1,500)	1.70	(750)	1.70
Forfeited	(10,000)	4.25	(77,982)	5.47	(1,500)	1.70
Outstanding at end of year	487,349	2.55	398,371	2.43	313,612	3.02
Exercisable at end of year	257,253	2.25	167,624	2.29	179,874	3.81
Weighted average fair value of options granted in current year		$0.83		$0.80		$0.51

A total of 257,253 of the 487,349 options outstanding at December 31, 2013, are exercisable and have exercise prices between $1.53 and $5.75, with a weighted average exercise price of $2.25 and a weighted average remaining contractual life of 6.41 years. All of these options are exercisable. The remaining 230,096 options that are not yet exercisable have exercise prices between $1.92 and $3.23, with a weighted average exercise price of $2.90 and a weighted average remaining contractual life of 8.80 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2013, 2012, and 2011.

	YEAR ENDED DECEMBER 31
BLACK-SCHOLES ASSUMPTION RANGES	2013	2012	2011
Risk-free interest rate	1.82 – 2.03%	1.66 – 2.28%	2.19 – 3.62%
Expected lives in years	10	10	10
Expected volatility	30.06 – 32.32%	33.26 – 35.77%	35.03 – 35.25%
Expected dividend rate	1.30%	0%	0%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

19.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the period ended December 31, 2013 (in thousands):

	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total
Balance at January 1, 2013	$4,141	$(9,520)	$(5,379)
Other comprehensive income (loss) before reclassifications	(2,963)	2,161	(802)
Amounts reclassified from accumulated other comprehensive loss	(135)	441	306
Net current period other comprehensive income (loss)	(3,098)	2,602	(496)
Balance at December 31, 2013	$1,043	$(6,918)	$(5,875)

(1)	Amounts in parentheses indicate debits.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the period ended December 31, 2013 (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss(1)	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities
	$(204)	Net realized gains on investment securities AFS
	(204)	Total before tax
	69	Provision for income tax expense
	(135)	Net of tax
Amortization of defined benefit items(2)
Estimated net loss	683	Salaries and employee benefits
Prior service cost	(10)	Salaries and employee benefits
Transition asset	(4)	Salaries and employee benefits
	669	Total before tax
	(228)	Provision for income tax expense
	441	Net of tax
Total reclassifications for the period	$306	Net of tax

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 14 for additional details).

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

20.  INTANGIBLE ASSETS

The Company’s Consolidated Balance Sheets show both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). Goodwill has an indefinite live and is not amortized. Instead such intangible is evaluated for impairment at the reporting unit level at least annually. Any resulting impairment would be reflected as a non-interest expense. Of the Company’s goodwill of $12.6 million, $9.5 million is allocated to the retail banking segment and $3.1 million relates to the West Chester Capital Advisors (WCCA) acquisition which is included in the trust segment. Goodwill in both of these segments was evaluated for impairment on its annual impairment evaluation date. During the first quarter of 2011, the Company did reduce the goodwill allocated to West Chester Capital Advisors by $337,000. This reduction resulted from a purchase price adjustment as the principal of WCCA did not fully earn a deferred contingent payment that had been accrued for at the time of acquisition. The Company’s intangible goodwill balance at December 31, 2013 and 2012 was $12.6 million.

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

To accommodate a customer need and support the Company’s asset/liability positioning, we entered into an interest rate swap with the customer and Pittsburgh National Bank (PNC) in the fourth quarter of 2008. This arrangement involved the exchange of interest payments based on the notional amounts. The Company entered into a floating rate loan and a fixed rate swap with our customer. Simultaneously, the Company entered into an offsetting fixed rate swap with PNC. In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agreed to pay PNC the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. This transaction allowed the Company’s customer to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and did not significantly impact the Company’s results of operations.

The following table summarizes the interest rate swap transactions that impacted the Company’s 2013 performance:

START DATE	MATURITY DATE	HEDGE TYPE	NOTIONAL AMOUNT	RATE RECEIVED	RATE PAID	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
12/12/08	09/24/13	FAIR VALUE	$9,000,000	5.25%	2.73%	MONTHLY	$165,488
12/12/08	09/24/13	FAIR VALUE	9,000,000	2.73	5.25	MONTHLY	(165,488)
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
DECEMBER 31, 2013, 2012 AND 2011

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

The contribution of the major business segments to the Consolidated Results of Operations were as follows:

	YEAR ENDED DECEMBER 31, 2013
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,223	$15,687	$35	$(3,084)	$32,861
Credit provision for loan loss	(92)	(1,008)	—	—	(1,100)
Non-interest income	6,512	642	8,391	199	15,744
Non-interest expense	22,870	10,148	6,605	2,600	42,223
Income (loss) before income taxes	3,957	7,189	1,821	(5,485)	7,482
Income tax expense (benefit)	1,165	2,166	619	(1,661)	2,289
Net income (loss)	$2,792	$5,023	$1,202	$(3,824)	$5,193
Total assets	$347,823	$545,556	$4,722	$157,935	$1,056,036

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

22.  SEGMENT RESULTS  – (continued)

	YEAR ENDED DECEMBER 31, 2012
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,585	$14,499	$35	$(2,916)	$32,203
Credit provision for loan loss	(160)	(615)	—	—	(775)
Non-interest income	6,565	585	7,784	9	14,943
Non-interest expense	22,802	8,970	6,387	2,482	40,641
Income (loss) before income taxes	4,508	6,729	1,432	(5,389)	7,280
Income tax expense (benefit)	1,358	2,044	487	(1,648)	2,241
Net income (loss)	$3,150	$4,685	$945	$(3,741)	$5,039
Total assets	$336,241	$497,331	$4,429	$162,990	$1,000,991

	YEAR ENDED DECEMBER 31, 2011
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,100	$13,860	$41	$(1,718)	$32,283
Credit provision for loan loss	(263)	(3,312)	—	—	(3,575)
Non-interest income	6,055	597	7,282	(365)	13,569
Non-interest expense	23,470	7,833	6,118	2,616	40,037
Income (loss) before income taxes	2,948	9,936	1,205	(4,699)	9,390
Income tax expense (benefit)	880	2,995	410	(1,432)	2,853
Net income (loss)	$2,068	$6,941	$795	$(3,267)	$6,537
Total assets	$337,869	$442,087	$3,917	$195,203	$979,076

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2013 and 2012, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.64% and 7.78% for 2013 and 2012, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

23.  REGULATORY CAPITAL  – (continued)

	AS OF DECEMBER 31, 2013
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets) Consolidated	$128,469	15.28%	$67,247	8.00%	$84,059	10.00%
AmeriServ Financial Bank	103,009	12.39	66,506	8.00	83,132	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	117,957	14.03	33,624	4.00	50,435	6.00
AmeriServ Financial Bank	92,611	11.14	33,253	4.00	49,879	6.00
Tier 1 Capital (To Average Assets) Consolidated	117,957	11.45	41,204	4.00	51,505	5.00
AmeriServ Financial Bank	92,611	9.23	40,124	4.00	50,155	5.00

	AS OF DECEMBER 31, 2012
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets) Consolidated	$122,583	15.92%	$61,588	8.00%	$76,985	10.00%
AmeriServ Financial Bank	101,786	13.34	61,060	8.00	76,325	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	112,916	14.67	30,794	4.00	46,191	6.00
AmeriServ Financial Bank	92,200	12.08	30,530	4.00	45,795	6.00
Tier 1 Capital (To Average Assets) Consolidated	112,916	11.44	39,474	4.00	49,343	5.00
AmeriServ Financial Bank	92,200	9.55	38,616	4.00	48,269	5.00

On July 2, 2013, the Board of Governors of the Federal Reserve System approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act, which will require institutions to, among other things, have more capital and a higher quality of capital by increasing the minimum regulatory capital ratios, and requiring capital buffers. The new rules become effective for the Company on January 1, 2015, with an implementation period that stretches to 2019. For a more detailed discussion see the Capital Resources section of the MD&A.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

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

BALANCE SHEETS

	AT DECEMBER 31,
	2013	2012
	(IN THOUSANDS)
ASSETS
Cash	$100	$100
Short-term investments in money market funds	6,561	6,085
Investment securities available for sale	11,909	10,534
Equity investment in banking subsidiary	99,250	99,121
Equity investment in non-banking subsidiaries	5,321	5,017
Guaranteed junior subordinated deferrable interest debenture issuance costs	224	240
Other assets	4,352	2,713
TOTAL ASSETS	$127,717	$123,810
LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$13,085	$13,085
Other liabilities	1,325	257
TOTAL LIABILITIES	14,410	13,342
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	113,307	110,468
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,717	$123,810

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

24.  PARENT COMPANY FINANCIAL INFORMATION  – (continued)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,355	$2,355	$2,329
Dividends from banking subsidiary	5,500	8,000	2,500
Dividends from non-banking subsidiaries	675	710	620
Interest and dividend income	243	306	415
TOTAL INCOME	8,773	11,371	5,864
EXPENSE
Interest expense	1,121	1,121	1,121
Salaries and employee benefits	2,502	2,368	2,394
Other expense	1,608	1,582	1,477
TOTAL EXPENSE	5,231	5,071	4,992
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	3,542	6,300	872
Benefit for income taxes	895	819	764
Equity in undistributed earnings of subsidiaries	756	(2,080)	4,901
NET INCOME	$5,193	$5,039	$6,537
COMPREHENSIVE INCOME	$4,697	$3,320	$7,739

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

24.  PARENT COMPANY FINANCIAL INFORMATION  – (continued)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$5,193	$5,039	$6,537
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(756)	2,080	(4,901)
Stock compensation expense	82	38	15
Other – net	(718)	(989)	(285)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,801	6,168	1,366
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(3,885)	(2,077)	(3,049)
Proceeds from maturity of investment securities – available for sale	2,506	2,809	5,942
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,379)	732	2,893
FINANCING ACTIVITIES
Purchase of treasury stock	(1,171)	(4,417)	(582)
TARP warrant repurchase	—	—	(825)
Preferred stock dividends paid	(209)	(828)	(1,054)
Common stock dividends paid	(566)	—	—
NET CASH USED IN FINANCING ACTIVITIES	(1,946)	(5,245)	(2,461)
NET INCREASE IN CASH AND CASH EQUIVALENTS	476	1,655	1,798
CASH AND CASH EQUIVALENTS AT JANUARY 1	6,185	4,530	2,732
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$6,661	$6,185	$4,530

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. The subsidiary Bank had a combined $105,600,000 of restricted surplus and retained earnings at December 31, 2013.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

25.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2013 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$10,203	$9,811	$9,627	$9,702
Interest expense	1,605	1,611	1,606	1,660
Net interest income	8,598	8,200	8,021	8,042
Provision (credit) for loan losses	(1,000)	—	150	(250)
Net interest income after provision (credit) for loan losses	9,598	8,200	7,871	8,292
Non-interest income	3,867	3,986	4,075	3,816
Non-interest expense	10,746	10,413	10,442	10,622
Income before income taxes	2,719	1,773	1,504	1,486
Provision for income taxes	878	547	434	430
Net income	$1,841	$1,226	$1,070	$1,056
Basic earnings per common share	$0.10	$0.06	$0.05	$0.05
Diluted earnings per common share	0.09	0.06	0.05	0.05
Cash dividends declared per common share	0.01	0.01	0.01	0.00

	2012 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$9,878	$10,030	$9,885	$10,124
Interest expense	1,796	1,888	1,964	2,066
Net interest income	8,082	8,142	7,921	8,058
Provision (credit) for loan losses	550	(200)	(500)	(625)
Net interest income after provision (credit) for loan losses	7,532	8,342	8,421	8,683
Non-interest income	3,887	3,649	3,733	3,674
Non-interest expense	10,373	10,087	10,067	10,114
Income before income taxes	1,046	1,904	2,087	2,243
Provision for income taxes	311	597	655	678
Net income	$735	$1,307	$1,432	$1,565
Basic earnings per common share	$0.04	$0.05	$0.06	$0.06
Diluted earnings per common share	0.04	0.05	0.06	0.06
Cash dividends declared per common share	0.00	0.00	0.00	0.00

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

25.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA  – (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AmeriServ Financial, Inc.

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the year ended December 31, 2013. These consolidated financial statements are the responsibility of AmeriServ Financial, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, P.C.
Wexford, Pennsylvania
February 28, 2014

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2013, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management concludes that, as of December 31, 2013, its system of internal control over financial reporting is effective and meets the criteria of the 1992 “Internal Control — Integrated Framework”. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ GLENN L. WILSON Glenn L. Wilson President & Chief Executive Officer	/s/ JEFFREY A. STOPKO Jeffrey A. Stopko Executive Vice President & Chief Financial Officer

Johnstown, PA
February 20, 2014

STATEMENT OF MANAGEMENT RESPONSIBILITY

February 20, 2014

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

The Audit Committee of the Company’s Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent auditors to discuss audit, financial reporting, and related matters. S.R. Snodgrass P.C. and the Company’s internal auditors have direct access to the Audit Committee.

/s/ GLENN L. WILSON Glenn L. Wilson President & Chief Executive Officer	/s/ JEFFREY A. STOPKO Jeffrey A. Stopko Executive Vice President & Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Management Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2013 is included in Item 8.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of shares remaining for issuance under ASRV’s outstanding stock incentive plans as of December 31, 2013.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	487,349	$2.55	543,513
Equity compensation plans not approved by security holders	0	0	0
Total	487,349	$2.55	543,513

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2013 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN
3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011.	Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011.
3.2	Bylaws, as amended and restated on December 17, 2009.	Exhibit 3.2 to Form 8-K Filed on December 23, 2009.
10.1	Agreement, dated July 22, 2009, between AmeriServ Financial, Inc. and Glenn L. Wilson.	Exhibit 10.1 to Form 8-K Filed July 28, 2009.
10.2	Securities Purchase Agreement, dated August 11, 2011, between AmeriServ Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock.	Exhibit 10.1 to Form 8-K filed on August 12, 2011.
10.3	Repurchase Letter Agreement dated August 11, 2011, between AmeriServ Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the TARP Preferred Stock.	Exhibit 10.2 to Form 8-K filed on August 12, 2011.
10.4	Letter Agreement, dated November 2, 2011, between AmeriServ Financial, Inc. and the United States Department of the Treasury, with respect to the repurchase of the Warrant.	Exhibit 10.1 to Form 8-K filed on November 2, 2011.
10.5	AmeriServ Financial Inc. 2011 Stock Incentive Plan.	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 21, 2011.
21.1	Subsidiaries of the Registrant.	Below
23.1	Consent of Independent Registered Public Accounting Firm	Below
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Below
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Below
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Below
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Below
101	The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.	Below

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

By:	/s/ Glenn L. Wilson Glenn L. Wilson President & CEO

Date: February 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2014:

/s/ Craig G. Ford Craig G. Ford	Chairman Director
/s/ Glenn L. Wilson Glenn L. Wilson	President, CEO & Director	/s/ Jeffrey A. Stopko Jeffrey A. Stopko	EVP & CFO
/s/ J. Michael Adams, Jr. J. Michael Adams, Jr.	Director	/s/ Very Rev. Christian R. Oravec Very Rev. Christian R. Oravec	Director
/s/ Allan R. Dennison Allan R. Dennison	Director	/s/ Mark E. Pasquerilla Mark E. Pasquerilla	Director
/s/ Daniel R. DeVos Daniel R. DeVos	Director	/s/ Howard M. Picking, III Howard M. Picking, III	Director
/s/ James C. Dewar James C. Dewar	Director	/s/ Sara A. Sargent Sara A. Sargent	Director
/s/ Bruce E. Duke, III Bruce E. Duke, III	Director	/s/ Thomas C. Slater Thomas C. Slater	Director
/s/ James M. Edwards, Sr. James M. Edwards, Sr.	Director	/s/ Robert L. Wise Robert L. Wise	Director
/s/ Kim W. Kunkle Kim W. Kunkle	Director
/s/ Margaret A. O’Malley Margaret A. O’Malley	Director

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL
BANK OFFICE LOCATIONS

*	Main Office Downtown 216 Franklin Street PO Box 520 Johnstown, PA 15907-0520 1-800-837-BANK (2265)
*	Westmont Office 110 Plaza Drive Johnstown, PA 15905-1211
*	University Heights Office 1404 Eisenhower Boulevard Johnstown, PA 15904-3218
*	Eighth Ward Office 1059 Franklin Street Johnstown, PA 15905-4303
*	West End Office 163 Fairfield Avenue Johnstown, PA 15906-2392
*	Carrolltown Office 101 South Main Street Carrolltown, PA 15722-0507
*	Northern Cambria Office 4206 Crawford Avenue Suite 1 Northern Cambria, PA 15714-1342
*	Lovell Park Office 179 Lovell Avenue Ebensburg, PA 15931-1864
*	Nanty Glo Office 1383 Shoemaker Street Nanty Glo, PA 15943-1254

Galleria Mall Office
500 Galleria Drive Suite 100
Johnstown, PA 15904-8911

*	Seward Office 1 Roadway Plaza 6858 Route 711 Suite One Seward, PA 15954-3130
*	Windber Office 1501 Somerset Avenue Windber, PA 15963-1745
*	Central City Office 104 Sunshine Avenue Central City, PA 15926-1129
*	Somerset Office 108 W. Main Street Somerset, PA 15501-2035
*	Derry Office 112 South Chestnut Street Derry, PA 15627-1938
*	South Atherton Office 734 South Atherton Street State College, PA 16801-4628
*	Pittsburgh Office United Steelworkers Bldg 60 Boulevard of the Allies Suite 100 Pittsburgh, PA 15222-1232
*	North Atherton Office 1857 N. Atherton Street State College, PA 16803-1521
*=	24-Hour ATM Banking Available

REMOTE ATM
BANKING LOCATIONS

*	East Hills Drive-up, 1213 Scalp Avenue, Johnstown Main Office, 216 Franklin Street, Johnstown The Galleria, Johnstown

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
Pittsburgh, PA 15235-5507

SHAREHOLDER INFORMATION

SECURITIES MARKETS

AmeriServ Financial, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of “ASRV.” The listed market makers for the stock are:

Sandler O’Neill & Partners, L.P. 1251 Avenue of the Americas 6th Floor New York, NY 10020 Telephone: (800) 635-6860	Keefe Bruyette & Woods, Inc. 787 Seventh Avenue Equitable Bldg — 4th Floor New York, NY 10019 Telephone: (800) 966-1559
Stifel Nicolaus 1407 Eisenhower Boulevard Johnstown, PA 15904 Telephone: (814) 269-9211	Knight Capital Group, Inc. 545 Washington Boulevard Jersey City, NJ 07310 Telephone: (800) 544-7508

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