Form 10-Q
period 2014-03-31
AMERISERV FINANCIAL INC /PA/
filed 2014-05-09
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2014
Common Stock, par value $0.01	18,794,888

AmeriServ Financial, Inc.

INDEX

i

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from depository institutions	$20,850	$20,288
Interest bearing deposits	2,968	2,967
Short-term investments in money market funds	6,051	6,811
Total cash and cash equivalents	29,869	30,066
Investment securities:
Available for sale	136,746	141,978
Held to maturity (fair value $17,870 on March 31, 2014 and $17,788 on December 31, 2013)	18,008	18,187
Loans held for sale	2,808	3,402
Loans	787,401	783,927
Less: Unearned income	589	581
Allowance for loan losses	10,109	10,104
Net loans	776,703	773,242
Premises and equipment, net	13,056	13,119
Accrued interest income receivable	3,199	2,908
Goodwill	12,613	12,613
Bank owned life insurance	36,856	36,669
Net deferred tax asset	9,142	9,572
Federal Home Loan Bank stock	3,534	4,677
Federal Reserve Bank stock	2,125	2,125
Other assets	6,449	7,478
TOTAL ASSETS	$1,051,108	$1,056,036
LIABILITIES
Non-interest bearing deposits	$157,616	$154,002
Interest bearing deposits	717,717	700,520
Total deposits	875,333	854,522
Short-term borrowings	12,483	41,555
Advances from Federal Home Loan Bank	28,000	25,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	53,568	79,640
Other liabilities	7,617	8,567
TOTAL LIABILITIES	936,518	942,729
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on March 31, 2014 and December 31, 2013	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,412,707 shares issued and 18,794,888 outstanding on March 31, 2014; 26,402,007 shares issued and 18,784,188 outstanding on December 31, 2013	264	264
Treasury stock at cost, 7,617,819 shares on March 31, 2014 and December 31, 2013	(74,829)	(74,829)
Capital surplus	145,222	145,190
Retained earnings	28,247	27,557
Accumulated other comprehensive loss, net	(5,314)	(5,875)
TOTAL SHAREHOLDERS’ EQUITY	114,590	113,307
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,051,108	$1,056,036

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2014	2013
INTEREST INCOME
Interest and fees on loans	$9,032	$8,628
Interest bearing deposits	1	1
Short-term investments in money market funds	2	2
Investment securities:
Available for sale	924	956
Held to maturity	136	115
Total Interest Income	10,095	9,702
INTEREST EXPENSE
Deposits	1,211	1,350
Short-term borrowings	19	5
Advances from Federal Home Loan Bank	60	25
Guaranteed junior subordinated deferrable interest debentures	280	280
Total Interest Expense	1,570	1,660
NET INTEREST INCOME	8,525	8,042
Provision (credit) for loan losses	—	(250)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	8,525	8,292
NON-INTEREST INCOME
Trust fees	1,863	1,667
Investment advisory fees	169	214
Net realized gains on investment securities	57	71
Net gains on sale of loans	101	386
Service charges on deposit accounts	478	511
Bank owned life insurance	187	201
Other income	677	766
Total Non-Interest Income	3,532	3,816
NON-INTEREST EXPENSE
Salaries and employee benefits	6,314	6,331
Net occupancy expense	839	773
Equipment expense	470	455
Professional fees	1,308	1,035
Supplies, postage and freight	183	211
Miscellaneous taxes and insurance	296	376
Federal deposit insurance expense	160	134
Other expense	1,168	1,307
Total Non-Interest Expense	10,738	10,622
PRETAX INCOME	1,319	1,486
Provision for income tax expense	389	430
NET INCOME	930	1,056
Preferred stock dividends	53	52
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$877	$1,004
PER COMMON SHARE DATA:
Basic:
Net income	$0.05	$0.05
Average number of shares outstanding	18,786	19,168
Diluted:
Net income	$0.05	$0.05
Average number of shares outstanding	18,904	19,257
Cash dividends declared	$0.01	$0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
COMPREHENSIVE INCOME
Net income	$930	$1,056
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	392	489
Income tax effect	(133)	(166)
Unrealized holding gains (losses) on available for sale securities arising during period	514	(484)
Income tax effect	(175)	164
Reclassification adjustment for gains on available for sale securities included in net income	(57)	(71)
Income tax effect	20	24
Other comprehensive income (loss)	561	(44)
Comprehensive income	$1,491	$1,012

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$930	$1,056
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	—	(250)
Depreciation expense	457	386
Net amortization of investment securities	96	226
Net realized gains on investment securities available for sale	(57)	(71)
Net gains on loans held for sale	(101)	(386)
Amortization of deferred loan fees	(75)	(82)
Origination of mortgage loans held for sale	(6,109)	(16,288)
Sales of mortgage loans held for sale	6,804	23,309
Increase in accrued interest income receivable	(291)	(345)
Decrease in accrued interest payable	(186)	(338)
Earnings on bank owned life insurance	(187)	(201)
Deferred income taxes	141	401
Stock based compensation expense	32	17
Decrease in prepaid Federal Deposit Insurance	—	120
Other, net	699	(736)
Net cash provided by operating activities	2,153	6,818
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(2,520)	(10,170)
Purchases of investment securities – held to maturity	(151)	(3,423)
Proceeds from sales of investment securities – available for sale	2,753	1,218
Proceeds from maturities of investment securities – available for sale	5,428	13,305
Proceeds from maturities of investment securities – held to maturity	321	755
Purchases of regulatory stock	(1,830)	—
Proceeds from redemption of regulatory stock	2,973	614
Long-term loans originated	(37,426)	(34,833)
Principal collected on long-term loans	34,040	42,737
Loans purchased or participated	—	(3,000)
Loans sold or participated	—	1,000
Proceeds from sale of other real estate owned	—	113
Purchases of premises and equipment	(389)	(1,146)
Net cash provided by investing activities	3,199	7,170
FINANCING ACTIVITIES
Net increase in deposit balances	20,763	11,460
Net decrease in other short-term borrowings	(29,072)	(15,660)
Principal borrowings on advances from Federal Home Loan Bank	3,000	9,000
Principal repayments on advances from Federal Home Loan Bank	—	(6,000)
Common stock dividends	(187)	—
Preferred stock dividends	(53)	(52)
Net cash used in financing activities	(5,549)	(1,252)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(197)	12,736
CASH AND CASH EQUIVALENTS AT JANUARY 1	30,066	26,820
CASH AND CASH EQUIVALENTS AT MARCH 31	$29,869	$39,556

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 17 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.7 billion that are not reported on the Company’s balance sheet at March 31, 2014. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

3. Accounting Policies

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

In January 2014, the FASB issued ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Accounting Policies  – (continued)

recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 8,625 common shares, at exercise prices ranging from $4.60 to $5.75, and 103,570 common shares, at exercise prices ranging from $3.23 to $5.75, were outstanding as of March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended March 31,
	2014	2013
	(In thousands, except per share data)
Numerator:
Net income	$930	$1,056
Preferred stock dividends	53	52
Net income available to common shareholders	$877	$1,004
Denominator:
Weighted average common shares outstanding (basic)	18,786	19,168
Effect of stock options	118	89
Weighted average common shares outstanding (diluted)	18,904	19,257
Earnings per common share:
Basic	$0.05	$0.05
Diluted	0.05	0.05

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds. The Company made $254,000 in income tax payments in the first three months of 2014 as compared to $27,000 for the first three months of 2013. The Company made total interest payments of $1,756,000 in the first three months of 2014 compared to $1,998,000 in the same 2013 period. The Company had no non-cash transfers to other real estate owned (OREO) in the first three months of 2014 compared to $71,000 in the same 2013 period.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	March 31, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$6,927	$42	$(90)	$6,879
US Agency mortgage-backed securities	115,789	3,099	(861)	118,027
Corporate bonds	11,993	49	(202)	11,840
Total	$134,709	$3,190	$(1,153)	$136,746

Investment securities held to maturity (HTM):

	March 31, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$12,341	$309	$(343)	$12,307
Taxable municipal	1,672	24	(75)	1,621
Corporate bonds and other securities	3,995	—	(53)	3,942
Total	$18,008	$333	$(471)	$17,870

Investment securities available for sale (AFS):

	December 31, 2013
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$6,926	$35	$(126)	$6,835
US Agency mortgage-backed securities	121,480	3,129	(1,227)	123,382
Corporate bonds	11,992	21	(252)	11,761
Total	$140,398	$3,185	$(1,605)	$141,978

Investment securities held to maturity (HTM):

	December 31, 2013
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$12,671	$289	$(477)	$12,483
Taxable municipal	1,521	—	(120)	1,401
Corporate bonds and other securities	3,995	—	(91)	3,904
Total	$18,187	$289	$(688)	$17,788

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At March 31, 2014, 88.4% of the portfolio was rated “AAA” as compared to 89.0% at December 31, 2013. 2.0% of the portfolio was either rated below “A” or unrated at March 31, 2014. The Company has no exposure to subprime mortgage loans in the investment portfolio. At March 31, 2014, the Company’s consolidated investment securities portfolio had an effective duration of approximately 3.23 years.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Total proceeds from the sale of AFS securities for the first three months of 2014 were $2.8 million resulting in $62,000 of gross investment security gains and $5,000 of gross security losses. Total proceeds from the sale of AFS securities for the first three months of 2013 were $1.2 million resulting in $71,000 of gross investment security gains.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $113,957,000 at March 31, 2014 and $110,780,000 at December 31, 2013.

The following tables present information concerning investments with unrealized losses as of March 31, 2014 and December 31, 2013 (in thousands):

Investment securities available for sale:

	March 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$2,910	$(40)	$950	$(50)	$3,860	$(90)
US Agency mortgage-backed securities	33,850	(861)	—	—	33,850	(861)
Corporate bonds	3,932	(68)	3,864	(134)	7,796	(202)
Total	$40,692	$(969)	$4,814	$(184)	$45,506	$(1,153)

Investment securities held to maturity:

	March 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency mortgage-backed securities	$5,535	$(233)	$1,641	$(110)	$7,176	$(343)
Taxable municipal	1,088	(75)	—	—	1,088	(75)
Corporate bonds and other securities	2,952	(43)	990	(10)	3,942	(53)
Total	$9,575	$(351)	$2,631	$(120)	$12,206	$(471)

Investment securities available for sale:

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$3,812	$(64)	$938	$(62)	$4,750	$(126)
US Agency mortgage-backed securities	43,402	(1,224)	669	(3)	44,071	(1,227)
Corporate bonds	6,777	(215)	1,963	(37)	8,740	(252)
Total	$53,991	$(1,503)	$3,570	$(102)	$57,561	$(1,605)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Investment securities held to maturity:

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency mortgage-backed securities	$8,761	$(477)	$—	$—	$8,761	$(477)
Corporate bonds and other securities	3,801	(205)	994	(6)	4,795	(211)
Total	$12,562	$(682)	$994	$(6)	$13,556	$(688)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 50 positions that are considered temporarily impaired at March 31, 2014. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at March 31, 2014 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Investment securities available for sale:

	March 31, 2014
Cost Basis	US Agency	US Agency Mortgage-Backed Securities	Corporate Bonds	Total Investment Securities Available For Sale
After 1 year but within 5 years	$5,927	$1,875	$6,995	$14,797
After 5 years but within 10 years	1,000	10,320	4,998	16,318
After 10 years but within 15 years	—	61,560	—	61,560
Over 15 years	—	42,034	—	42,034
Total	$6,927	$115,789	$11,993	$134,709

	March 31, 2014
Fair Value	US Agency	US Agency Mortgage-Backed Securities	Corporate Bonds	Total Investment Securities Available For Sale
After 1 year but within 5 years	$5,928	$1,990	$6,998	$14,916
After 5 years but within 10 years	951	10,593	4,842	16,386
After 10 years but within 15 years	—	62,271	—	62,271
Over 15 years	—	43,173	—	43,173
Total	$6,879	$118,027	$11,840	$136,746

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Investment securities held to maturity:

	March 31, 2014
Cost Basis	US Agency Mortgage-Backed Securities	Corporate Bonds and Other Securities	Total Investment Securities Held To Maturity
Within 1 year	$—	$—	$—
After 1 year but within 5 years	—	3,000	3,000
After 5 years but within 10 years	1,751	151	1,902
After 10 years but within 15 years	—	1,011	1,011
Over 15 years	10,590	1,505	12,095
Total	$12,341	$5,667	$18,008

	March 31, 2014
Fair Value	US Agency Mortgage-Backed Securities	Corporate Bonds and Other Securities	Total Investment Securities Held To Maturity
Within 1 year	$—	$—	$—
After 1 year but within 5 years	—	2,960	2,960
After 5 years but within 10 years	1,641	144	1,785
After 10 years but within 15 years	—	943	943
Over 15 years	10,666	1,516	12,182
Total	$12,307	$5,563	$17,870

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Commercial	$125,854	$120,102
Commercial loans secured by real estate	405,103	411,691
Real estate – mortgage	239,545	235,689
Consumer	16,310	15,864
Loans, net of unearned income	$786,812	$783,346

Loan balances at March 31, 2014 and December 31, 2013 are net of unearned income of $589,000 and $581,000, respectively. Real estate-construction loans comprised 1.9% and 3.0% of total loans, net of unearned income at March 31, 2014 and December 31, 2013, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three month periods ending March 31, 2014 and 2013 (in thousands).

	Three months ended March 31, 2014
	Balance at December 31, 2013	Charge-Offs	Recoveries	Provision (Credit)	Balance at March 31, 2014
Commercial	$2,844	$(72)	$50	$243	$3,065
Commercial loans secured by real estate	4,885	(66)	153	(310)	4,662
Real estate-mortgage	1,260	(43)	14	42	1,273
Consumer	136	(36)	5	34	139
Allocation for general risk	979	—	—	(9)	970
Total	$10,104	$(217)	$222	$—	$10,109

	Three months ended March 31, 2013
	Balance at December 31, 2012	Charge-Offs	Recoveries	Provision (Credit)	Balance at March 31, 2013
Commercial	$2,596	$—	$11	$60	$2,667
Commercial loans secured by real estate	7,796	(1,480)	108	(435)	5,989
Real estate-mortgage	1,269	(29)	55	(28)	1,267
Consumer	150	(38)	12	23	147
Allocation for general risk	760	—	—	130	890
Total	$12,571	$(1,547)	$186	$(250)	$10,960

As a result of successful ongoing problem credit resolution efforts, the Company achieved further asset quality improvements in 2014 and 2013, specifically in the commercial loans secured by real estate category, which resulted in a credit provision in each period.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

Loans:

	At March 31, 2014
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Total
Individually evaluated for impairment	$—	$2,241	$—	$—	$2,241
Collectively evaluated for impairment	125,854	402,862	239,545	16,310	784,571
Total loans	$125,854	$405,103	$239,545	$16,310	$786,812

Allowance for loan losses:

	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Specific reserve allocation	$—	$706	$—	$—	$—	$706
General reserve allocation	3,065	3,956	1,273	139	970	9,403
Total allowance for loan losses	$3,065	$4,662	$1,273	$139	$970	$10,109

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

Loans:

	At December 31, 2013
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

When reviewing an appraisal associated with an existing collateral real estate dependent transaction, the Bank’s internal Assigned Risk Department must determine if there have been material changes to the underlying assumptions in the appraisal which affect the original estimate of value. Some of the factors that could cause material changes to reported values include:

|B2	the passage of time;
|B2	the volatility of the local market;
|B2	the availability of financing;
|B2	natural disasters;
|B2	the inventory of competing properties;
|B2	new improvements to, or lack of maintenance of, the subject property or competing properties upon physical inspection by the Bank;
|B2	changes in underlying economic and market assumptions, such as material changes in current and projected vacancy, absorption rates, capitalization rates, lease terms, rental rates, sales prices, concessions, construction overruns and delays, zoning changes, etc.; and/or
|B2	environmental contamination.

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

	March 31, 2014
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$2,241	$706	$—	$2,241	$2,288
Total impaired loans	$2,241	$706	$—	$2,241	$2,288

	December 31, 2013
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$3,005	$812	$—	$3,005	$3,118
Consumer	61	1	—	61	61
Total impaired loans	$3,066	$813	$—	$3,066	$3,179

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended March 31,
	2014	2013
Average loan balance:
Commercial loans secured by real estate	$2,623	$3,572
Consumer	—	12
Average investment in impaired loans	$2,623	$3,584
Interest income recognized:
Commercial loans secured by real estate	$1	$—
Interest income recognized on a cash basis on impaired loans	$1	$—

Management uses a nine point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized. The first five “Pass” categories are aggregated, while the Pass-6, Special Mention, Substandard and Doubtful categories are disaggregated to separate pools. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans in the Doubtful category have all the weaknesses inherent in a credit classified Substandard with weaknesses pronounced to a point where collection or liquidation in full, on the basis of current facts, conditions, and value is highly questionable, but the extent of loss is not currently determinable. All loans greater than 90 days past due, or for which any portion of the loan represents a specific allocation of the allowance for loan losses are placed in Substandard or Doubtful.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2014 required review of a minimum range of 50% to 55% of the commercial loan portfolio.

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

	March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$116,733	$3,691	$5,430	$—	$125,854
Commercial loans secured by real estate	392,213	3,723	8,859	308	405,103
Total	$508,946	$7,414	$14,289	$308	$530,957

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$108,623	$8,880	$2,599	$—	$120,102
Commercial loans secured by real estate	396,788	6,961	7,482	460	411,691
Total	$505,411	$15,841	$10,081	$460	$531,793

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

	March 31, 2014
	Performing	Non-Performing
Real estate-mortgage	$238,323	$1,222
Consumer	16,310	—
Total	$254,633	$1,222

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	December 31, 2013
	Performing	Non-Performing
Real estate-mortgage	$234,450	$1,239
Consumer	15,803	61
Total	$250,253	$1,300

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	March 31, 2014
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$125,854	$—	$—	$—	$—	$125,854	$—
Commercial loans secured by real estate	404,219	299	253	332	884	405,103	—
Real estate-mortgage	236,729	1,229	530	1,057	2,816	239,545	—
Consumer	16,264	43	3	—	46	16,310	—
Total	$783,066	$1,571	$786	$1,389	$3,746	$786,812	$—

	December 31, 2013
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$120,102	$—	$—	$—	$—	$120,102	$—
Commercial loans secured by real estate	410,619	457	—	615	1,072	411,691	—
Real estate-mortgage	231,740	2,232	670	1,047	3,949	235,689	—
Consumer	15,804	33	27	—	60	15,864	—
Total	$778,265	$2,722	$697	$1,662	$5,081	$783,346	$—

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

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	March 31, 2014	December 31, 2013
Non-accrual loans
Commercial loans secured by real estate	$957	$1,632
Real estate-mortgage	1,222	1,239
Total	2,179	2,871
Other real estate owned
Commercial loans secured by real estate	344	344
Real estate-mortgage	673	673
Total	1,017	1,017
TDR’s not in non-accrual	78	221
Total non-performing assets including TDR	$3,274	$4,109
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.41%	0.52%

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

	Three months ended March 31,
	2014	2013
Interest income due in accordance with original terms	$33	$63
Interest income recorded	—	—
Net reduction in interest income	$33	$63

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

The following table details the loans modified as TDRs during the three month period ended March 31, 2014 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	1	$265	Extension of maturity date

The following table details the loans modified as TDRs during the three month period ended March 31, 2013 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$168	Extension of maturity date
Consumer	1	12	Extension of maturity date

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)  – (continued)

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$1,314	Extension of maturity date

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same. The specific ALL reserve for loans modified as TDR’s was $365,000 and $412,000 as of March 31, 2014 and 2013, respectively.

Once a loan is classified as a TDR, this classification will remain until documented improvement in the financial position of the borrower supports confidence that all principal and interest will be paid according to terms. Additionally, the customer must have re-established a track record of timely payments according to the restructured contract terms for a minimum of six consecutive months prior to consideration for removing the loan from non-accrual TDR status. However, a loan will continue to be on non-accrual status until, consistent with our policy, the borrower has made a minimum of an additional six consecutive monthly payments in accordance with the terms of the loan.

The following table presents the recorded investment in loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the reporting periods preceding January 1, 2014 and January 1, 2013, respectively, in the table below and subsequently defaulted during these reporting periods (in thousands).

	Three months ended March 31,
	2014	2013
Recorded investment of defaults
Commercial loan secured by real estate	$—	$1,320
Total	$—	$1,320

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

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At March 31, 2014
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$12,483	0.25%
Advances	2015	4,000	0.52
	2016	12,000	0.81
	2017	9,000	1.04
	2018	3,000	1.45
Total advances		28,000	0.91
Total FHLB borrowings		$40,483	0.71%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Federal Home Loan Bank Borrowings  – (continued)

	At December 31, 2013
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$41,555	0.25%
Advances	2015	4,000	0.52
	2016	12,000	0.81
	2017	7,000	1.07
	2018	2,000	1.47
Total advances		25,000	0.89
Total FHLB borrowings		$66,555	0.49%

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

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014 (in thousands):

Three months ended March 31, 2014	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Balance at January 1, 2014	$1,043	$(6,918)	$(5,875)
Other comprehensive income before reclassifications	339	259	598
Amounts reclassified from accumulated other comprehensive loss	(37)	—	(37)
Net current period other comprehensive income	302	259	561
Balance at March 31, 2014	$1,345	$(6,659)	$(5,314)

(1)	Amounts in parentheses indicate debits.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2014 (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss(1)	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities	$(57)	Net realized gains on investment securities
	20	Provision for income tax expense
	$(37)	Net of tax
Total reclassifications for the period	$(37)	Net of tax

(1)	Amounts in parentheses indicate credits.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss  – (continued)

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2013 (in thousands):

Three months ended March 31, 2013	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Balance at January 1, 2013	$4,141	$(9,520)	$(5,379)
Other comprehensive income before reclassifications	(320)	103	(217)
Amounts reclassified from accumulated other comprehensive loss	(47)	220	173
Net current period other comprehensive income	(367)	323	(44)
Balance at March 31, 2013	$3,774	$(9,197)	$(5,423)

(1)	Amounts in parentheses indicate debits.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2013 (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss(1)	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities
	$(71)	Net realized gains on investment securities
	24	Provision for income tax expense
	$(47)	Net of tax
Amortization of defined benefit items(2)
Estimated net loss	$341	Salaries and employee benefits
Prior service cost	(5)	Salaries and employee benefits
Transition asset	(2)	Salaries and employee benefits
	334	Total before tax
	(114)	Provision for income tax expense
	$220	Net of tax
Total reclassifications for the period	$(173)	Net of tax

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2014, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as Well Capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.80% at March 31, 2014 (in thousands, except ratios).

	At March 31, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$129,696	15.34%	$67,628	8.00%	$84,535	10.00%
AmeriServ Financial Bank	104,187	12.47	66,820	8.00	83,525	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	119,124	14.09	33,814	4.00	50,721	6.00
AmeriServ Financial Bank	93,740	11.22	33,410	4.00	50,115	6.00
Tier 1 Capital (To Average Assets) Consolidated	119,124	11.50	41,451	4.00	51,813	5.00
AmeriServ Financial Bank	93,740	9.30	40,324	4.00	50,405	5.00

	At December 31, 2013
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$128,469	15.28%	$67,247	8.00%	$84,059	10.00%
AmeriServ Financial Bank	103,009	12.39	66,506	8.00	83,132	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	117,957	14.03	33,624	4.00	50,435	6.00
AmeriServ Financial Bank	92,611	11.14	33,253	4.00	49,879	6.00
Tier 1 Capital (To Average Assets) Consolidated	117,957	11.45	41,204	4.00	51,505	5.00
AmeriServ Financial Bank	92,611	9.23	40,124	4.00	50,155	5.00

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital  – (continued)

On July 2, 2013, the Board of Governors of the Federal Reserve System approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act, which will require institutions to, among other things, have more capital and a higher quality of capital by increasing the minimum regulatory capital ratios, and requiring capital buffers. The new rules become effective for the Company and the Bank on January 1, 2015, with an implementation period that stretches to 2019. For a more detailed discussion see the Capital Resources section of the MD&A.

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

The contribution of the major business segments to the Consolidated Results of Operations for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three months ended March 31, 2014		March 31, 2014
	Total revenue	Net income (loss)	Total assets
Retail banking	$6,117	$348	$339,405
Commercial banking	4,327	1,096	554,593
Trust	2,114	308	4,713
Investment/Parent	(501)	(822)	152,397
Total	$12,057	$930	$1,051,108

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Results  – (continued)

	Three months ended March 31, 2013		December 31, 2013
	Total revenue	Net income (loss)	Total assets
Retail banking	$6,749	$823	$347,823
Commercial banking	3,887	1,045	545,556
Trust	1,985	176	4,722
Investment/Parent	(763)	(988)	157,935
Total	$11,858	$1,056	$1,056,036

15. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $164.0 million and standby letters of credit of $13.2 million as of March 31, 2014. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

16. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Components of net periodic benefit cost
Service cost	$430	$453
Interest cost	331	291
Expected return on plan assets	(498)	(440)
Amortization of prior year service cost	(5)	(5)
Amortization of transition asset	—	(2)
Recognized net actuarial loss	272	341
Net periodic pension cost	$530	$638

The Company implemented a soft freeze of its defined benefit pension plan to provide that non-union employees hired on or after January 1, 2013 and union employees hired on or after January 1, 2014 are not eligible to participate in the pension plan. Instead, such employees are eligible to participate in a qualified 401(k) plan. This change was made to help reduce pension costs in future periods.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2014 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$6,879	$—	$6,879	$—
US Agency mortgage-backed securities	118,027	—	118,027	—
Corporate bonds	11,840	—	11,840	—

	Fair Value Measurements at December 31, 2013 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$6,835	$—	$6,835	$—
US Agency mortgage-backed securities	123,382	—	123,382	—
Corporate bonds	11,761	—	11,761	—

Assets Measured on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At March 31, 2014, impaired loans with a carrying value of $2.2 million were reduced by a specific valuation allowance totaling $706,000 resulting in a net fair value of $1.5 million. At December 31, 2013, impaired loans with a carrying value of $3.1 million were reduced by a specific valuation allowance totaling $813,000 million resulting in a net fair value of $2.3 million.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures About Fair Value Measurements  – (continued)

Other real estate owned is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements at March 31, 2014 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,535	$—	$—	$1,535
Other real estate owned	1,017	—	—	1,017

	Fair Value Measurements at December 31, 2013 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,253	$—	$—	$2,253
Other real estate owned	1,017	—	—	1,017

March 31, 2014	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques		Unobservable Input		Range (Wgtd Ave)
Impaired loans	$1,535	Appraisal of collateral	(1)	Appraisal adjustments	(2) Liquidation expenses(2)	0% to 35% (30%) 1% to 15%(10%)
Other real estate owned	1,017	Appraisal of collateral(1),(3)		Appraisal adjustments	(2) Liquidation expenses(2)	0% to 48%(38%) 1% to 20%(10%)

December 31, 2013	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques		Unobservable Input		Range (Wgtd Ave)
Impaired loans	$2,253	Appraisal of collateral	(1)	Appraisal adjustments	(2) Liquidation expenses(2)	0% to 37% (30%) 1% to 15% (10%)
Other real estate owned	1,017	Appraisal of collateral(1),(3)		Appraisal adjustments	(2) Liquidation expenses(2)	0% to 48% (38%) 1% to 20% (10%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at March 31, 2014 and December 31, 2013, were as follows (in thousands):

	March 31, 2014
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$29,869	$29,869	$29,869	$—	$—
Investment securities – AFS	136,746	136,746	—	136,746	—
Investment securities – HTM	18,008	17,870	—	14,910	2,960
Regulatory stock	5,659	5,659	5,659	—	—
Loans held for sale	2,808	2,859	2,859	—	—
Loans, net of allowance for loan loss and unearned income	776,703	775,279	—	—	775,279
Accrued interest income receivable	3,199	3,199	3,199	—	—
Bank owned life insurance	36,856	36,856	36,856	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$573,470	$573,470	$573,470	$—	$—
Deposits with stated maturities	301,863	305,868	—	—	305,868
Short-term borrowings	12,483	12,483	12,483	—	—
All other borrowings	41,085	44,232	—	—	44,232
Accrued interest payable	1,598	1,598	1,598	—	—

	December 31, 2013
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$30,066	$30,066	$30,066	$—	$—
Investment securities – AFS	141,978	141,978	—	141,978	—
Investment securities – HTM	18,187	17,788	—	14,822	2,966
Regulatory stock	6,802	6,802	6,802	—	—
Loans held for sale	3,402	3,453	3,453	—	—
Loans, net of allowance for loan loss and unearned income	773,242	771,460	—	—	771,460
Accrued interest income receivable	2,908	2,908	2,908	—	—
Bank owned life insurance	36,669	36,669	36,669	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$546,384	$546,384	$546,384	$—	$—
Deposits with stated maturities	308,138	313,272	—	—	313,272
Short-term borrowings	41,555	41,555	41,555	—	—
All other borrowings	38,085	40,598	—	—	40,598
Accrued interest payable	1,784	1,784	1,784	—	—

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

Commitments to extend credit and standby letters of credit are financial instruments generally not subject to sale, and fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 15.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D.& A.”)

2014 FIRST QUARTER SUMMARY OVERVIEW.  AmeriServ Financial, Inc. (AmeriServ or the Company) reported net income available to common shareholders for the first quarter of 2014 of $877,000 or $0.05 per diluted common share. Net income available to common shareholders declined by $127,000 or 12.6% from the prior year first quarter due primarily to reduced non-interest revenue and no earnings benefit from a negative loan loss provision as was the case in 2013. This decline in net income occurred in spite of AmeriServ also reporting a record level of loans, a record level of deposits and a double digit increase in the profitability of the AmeriServ Trust and Financial Services Company. Additionally, the severe cold winter also contributed to the weaker 2014 first quarter financial performance. The much discussed polar vortex meant that our utility and snow removal expenses increased substantially and, of course, the difficult roadways kept many people at home and business activity declined throughout the region.

AmeriServ has continued to record quarter over quarter gains in achieving a new record in net loans. Actually, AmeriServ’s net loans have increased by $72 million since the first quarter of 2013. That is a 10% increase during a period in which the media has been critical of the banking industry’s willingness to lend money. Certainly there is no lack of willingness among our hard working lending staff. During the same period, AmeriServ increased its deposits by $28 million or 3.3%, since the first quarter of 2013, also a new record for deposits. We like to believe that our markets are sending us a positive sign in enabling AmeriServ to set these two significant records.

Just to round out this tale of growth, the Trust Company is more than 10% above the first quarter of 2013 in revenue generation. This gain is quite impressive as 2013 itself was a record setting year for revenue from our trust and wealth management business.

This series of market place success is quite encouraging to us. We believe it proves the wisdom of our decade long commitment to rebuild AmeriServ into a true community bank which is valued by our customers and our shareholders alike. Admittedly, this is not an easy road. The economy is sluggish, but it is sluggish for most banks. The increase in governmental rules and regulations has increased expenses for all banks, sometimes beyond the value of the specific regulation itself. There is a tendency in government to increase the rules for everyone because some small percentage of bankers were other than careful. We are aware that over 500 banks failed during the Great Recession at great cost to their customers and shareholders and to the Federal Deposit Insurance Fund. But there were also 7,000 community banks that observed the rules of safe and sound banking and survived the recession well with no cost to the insurance fund.

There is another concern that we are monitoring every day. It is the impact of governmental programs on interest rates. The nation has now been pursuing various easy money programs for over five years. It does appear that even the Federal Reserve is now concerned that this time period has been too long. But the first slight move by the Federal Reserve to end easy money last year has had a chilling effect on the mortgage market. AmeriServ has been a market leader in the local mortgage market in recent years. We think it is one of our important responsibilities to help families own a home in this great country. Therefore, we will continue to be an active seeker of new mortgages to make this dream come true for as many as possible of our friends and neighbors. However, at the same time, we are concerned that the law of unintended consequences may be impacting these various governmental programs and could make the economic future worrisome.

In economically challenged times like these, we continue to put our trust in strong capital, improved asset quality and deep liquidity. Others may choose to compromise on these essential qualities of a community bank, but it was just such compromises that were a component of the Great Recession.

THREE MONTHS ENDED MARCH 31, 2014 VS. THREE MONTHS ENDED MARCH 31, 2013

PERFORMANCE OVERVIEW.  The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended March 31, 2014	Three months ended March 31, 2013
Net income	$930	$1,056
Net income available to common shareholders	877	1,004
Diluted earnings per share	0.05	0.05
Return on average assets (annualized)	0.36%	0.43%
Return on average equity (annualized)	3.30%	3.86%

The Company reported first quarter 2014 net income available to common shareholders of $877,000 or $0.05 per diluted common share. Net income available to common shareholders in the first quarter of 2014 declined by $127,000, or 12.6%, from the prior year first quarter due primarily to reduced non-interest revenue, higher non-interest expense and no earnings benefit from a negative loan loss provision in 2014. These negative items more than offset a 6.0% increase in net interest income in the first quarter of 2014 due to the previously mentioned loan growth. Finally, diluted earnings per share was consistent between periods as total shares outstanding were lower in 2014 due to the success of the Company’s common stock repurchase program which was completed in the second quarter of 2013.

NET INTEREST INCOME AND MARGIN.  The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the first quarter of 2014 to the first quarter of 2013 (in thousands, except percentages):

	Three months ended March 31, 2014	Three months ended March 31, 2013	$ Change	% Change
Interest income	$10,095	$9,702	$393	4.1%
Interest expense	1,570	1,660	(90)	(5.4)
Net interest income	$8,525	$8,042	$483	6.0
Net interest margin	3.56%	3.59%	(0.03)	N/M

N/M — not meaningful

The Company’s net interest income in the first quarter of 2014 increased by $483,000 or 6.0% when compared to the first quarter of 2013. The Company’s net interest margin of 3.56% for the first quarter of 2014 was three basis points lower than the net interest margin of 3.59% for the first quarter 2013 and only one basis point lower than the more recently reported fourth quarter 2013 performance. This demonstrates that the recent pace of net interest margin contraction has slowed from the pace of margin decline experienced over the previous two years. The Company has been able to mitigate this net interest margin pressure and increase net interest income by both growing its earning assets and reducing its cost of funds. Specifically, the earning asset growth has occurred in the loan portfolio as total loans averaged $787 million in the first quarter of 2014 which is $60 million, or 8.2%, higher than the $728 million average for the first quarter of 2013. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans, which qualify as SBLF loans, particularly through its loan production offices. As a result of this growth in SBLF qualified loans, the Company has locked in the lowest preferred dividend rate available under the program of 1% until the first quarter of 2016. Interest income in 2014 has also benefitted from reduced premium amortization on mortgage backed securities due to slower mortgage prepayment speeds. As a result of this reduced premium amortization, the yield on the total securities portfolio only declined by two basis points to 2.60% in the first quarter of 2014.

Total interest expense for the first quarter of 2014 declined by $90,000 from the 2013 first quarter due to the Company’s proactive efforts to reduce deposit costs. Even with this reduction in deposit costs, the Company still experienced growth in deposits which reflects the loyalty of our core deposit base and ongoing efforts to cross sell new loan customers into deposit products. Specifically, total deposits averaged $856 million for the first quarter of 2014 which is $20 million or 2.4% higher than the $836 million average in the first quarter of 2013. The Company continues to maintain good liquidity as evidenced by a loan to deposit ratio of 90.2% at March 31, 2014.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2014 and March 31, 2013 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended March 31 (In thousands, except percentages)

	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$787,306	$9,038	4.60%	$727,505	$8,635	4.75%
Interest bearing deposits	5,881	1	0.05	8,339	1	0.07
Short-term investment in money market funds	4,272	2	0.44	3,209	2	0.25
Investment securities – AFS	144,055	924	2.57	147,588	956	2.59
Investment securities – HTM	18,734	136	2.90	16,048	115	2.87
Total investment securities	162,789	1,060	2.60	163,636	1,071	2.62
Total interest earning assets/interest income	960,248	10,101	4.23	902,689	9,709	4.33
Non-interest earning assets:
Cash and due from banks	15,970			17,220
Premises and equipment	13,149			12,151
Other assets	69,840			81,999
Allowance for loan losses	(10,142)			(12,548)
TOTAL ASSETS	$1,049,065			$1,001,511
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$82,617	$38	0.19%	$62,978	$27	0.17%
Savings	88,535	35	0.16	87,195	34	0.16
Money markets	228,715	192	0.34	213,203	187	0.36
Other time	303,140	946	1.27	314,019	1,102	1.42
Total interest bearing deposits	703,007	1,211	0.70	677,395	1,350	0.81
Short-term borrowings:
Other short-term borrowings	29,633	19	0.25	7,864	5	0.26
Advances from Federal Home Loan Bank	26,710	60	0.92	15,548	25	0.64
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	772,435	1,570	0.82	713,892	1,660	0.94
Non-interest bearing liabilities:
Demand deposits	152,811			158,251
Other liabilities	9,459			18,409
Shareholders’ equity	114,360			110,959
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,049,065			$1,001,511
Interest rate spread			3.41			3.39
Net interest income/ Net interest margin		8,531	3.56%		8,049	3.59%
Tax-equivalent adjustment		(6)			(7)
Net Interest Income		$8,525			$8,042

PROVISION FOR LOAN LOSSES.  The Company did not record a provision for loan losses in the first quarter of 2014 as compared to a $250,000 negative provision recorded in the first quarter of 2013. The Company continued to maintain outstanding asset quality in the first quarter of 2014. At March 31, 2014, non-performing assets are at their lowest point since the financial crisis and totaled $3.3 million, or 0.41%, of total loans, which is $835,000 lower than they were at the end of 2013. There were net loan recoveries of $5,000 in the first quarter of 2014 as compared to net charge-offs of $1.4 million, or 0.76% of total loans, in the same prior year quarter when the Company resolved its largest non-performing credit of 2013. When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, non-performing assets, loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends. In summary, the allowance for loan losses provided a strong 448% coverage of non-performing loans, and was 1.28% of total loans, at March 31, 2014, compared to 327% of non-performing loans, and 1.29% of total loans, at December 31, 2013.

NON-INTEREST INCOME.  Non-interest income for the first quarter of 2014 totaled $3.5 million and decreased $284,000, or 7.4%, from the first quarter 2013 performance. Factors contributing to this lower level of non-interest income for the quarter included:

*	Reduced revenue from residential mortgage banking activities was caused by both lower refinance activity due to higher mortgage rates and reduced purchase activity due to the harsh winter weather conditions. As a result, gains realized on residential mortgage loan sales into the secondary market declined by $285,000 and other income dropped by $89,000 due largely to lower mortgage origination and underwriting fees.
*	a $151,000, or 8.04%, increase in trust and investment advisory fees due to increased assets under management which reflects both successful new business development activities and market appreciation of existing assets.
*	a $33,000, or 6.5%, decrease in deposit service charges as this line item was clearly impacted by reduced business activity due to the difficult winter weather.

NON-INTEREST EXPENSE.  Non-interest expense for the first quarter of 2014 totaled $10.7 million and increased by $116,000, or 1.1%, from the prior year’s first quarter. Factors contributing to the higher non-interest expense in the quarter included:

*	a $273,000 increase in professional fees due to higher legal costs, recruitment fees, and new recurring costs related to outsourcing our computer operations and statement processing to a third party vendor. The overall cost savings benefit from outsourcing these services is captured in lower personnel costs in these departments and reduced software expense which is the key factor contributing to the $139,000 decline in other expense in the first quarter of 2014.
*	a $66,000 increase in occupancy expense as a result of higher utilities and snow removal costs in the first quarter of 2014 due to the harsh winter weather conditions.
*	An $80,000 decrease in miscellaneous taxes and insurance due to reduced Pennsylvania bank shares tax expense resulting from a change in the calculation methodology that took effect January 1, 2014.

INCOME TAX EXPENSE.  The Company recorded an income tax expense of $389,000 or an effective tax rate of 29.5% for the first three months of 2014 compared to an income tax expense of $430,000 or an effective tax rate of 28.9% for the first three months of 2013. The lower income tax expense in 2014 reflects the Company’s reduced pre-tax earnings. The Company’s deferred tax asset was $9.1 million at March 31, 2014 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

SEGMENT RESULTS.  Retail banking’s net income contribution was $348,000 in the first quarter of 2014 which was down by $475,000 from the $823,000 net income contribution for the same 2013 quarter. This decline in earnings in 2014 was due to the previously discussed sharp decline in residential mortgage banking revenues, lower deposit service charges and higher occupancy expenses due to winter weather related costs. Net interest income was also down in this segment reflecting the ongoing net interest margin pressure from the continued low interest rate environment which causes the funding benefit for deposits provided by this segment to be lower.

The commercial banking segment reported net income contributions of $1.1 million in the first quarter of 2014 compared to $1.0 million for the same 2013 quarter. This improved net income contribution was due to higher net interest income as a result of the previously discussed strong growth in commercial and commercial real estate loans over the past year. This growth in net interest income more than offset no earnings benefit from a negative loan loss provision and generally higher non-interest expenses in this segment in 2014.

The trust segment’s net income contribution amounted to $308,000 for the first quarter of 2014 which was up by $132,000 from the $176,000 net income contribution for the same 2013 quarter. The higher net income contribution in 2014 is due to greater revenue from increased assets under management which reflects both successful new business development activities and market appreciation of existing assets. Non-interest expense in this segment was also down due to reduced personnel cost.

The investment/parent segment reported net losses of $822,000 in the first quarter of 2014 compared to a net loss of $988,000 for the same 2013 quarter. The improvement between years reflects the benefit of reduced premium amortization on mortgage backed securities in 2014. However, overall this segment has felt the most earnings pressure from the continued low interest rate environment.

BALANCE SHEET.  The Company’s total consolidated assets were $1.051 billion at March 31, 2014, which was down by only $5 million, or 0.5%, from the December 31, 2013 asset level. This decline in assets was due to a $5 million, or 3.4%, decrease in investment securities during the first three months of 2014. The total loan portfolio did grow modestly in the first quarter.

Total deposits increased by $21 million, or 2.4%, in the first quarter and the Company used these funds to reduce FHLB short-term borrowings. The FHLB term advances with maturities between 3 and 5 years grew by $3 million and now total $28 million as the Company’s has utilized these advances to help manage interest rate risk in a rising rate environment. The Company’s total shareholders’ equity increased by $1.3 million over the first three months of 2014 due to the Company’s net retention of earnings after dividend payments and a reduction in accumulated other comprehensive loss. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 15.34%, and an asset leverage ratio of 11.50% at March 31, 2014. The Company’s book value per common share was $4.97, its tangible book value per common share was $4.31, and its tangible common equity to tangible assets ratio was 7.80% at March 31, 2014.

LOAN QUALITY.  The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	March 31, 2014	December 31, 2013	March 31, 2013
Total accruing loan delinquency (past due 30 to 89 days)	$2,177	$3,264	$3,251
Total non-accrual loans	2,179	2,871	3,002
Total non-performing assets including TDR*	3,274	4,109	4,387
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.28%	0.42%	0.46%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.28	0.37	0.42
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.42	0.52	0.61
Non-performing assets as a percentage of total assets	0.31	0.39	0.44
As a percent of average loans, net of unearned income:
Annualized net charge-offs	(0.01)	0.18	0.76
Annualized provision (credit) for loan losses	—	(0.15)	(0.14)
Total classified loans (loans rated substandard or doubtful)	$15,819	$11,779	$14,606

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company achieved further asset quality improvements in the first three months of 2014. These improvements are evidenced by reduced levels of non-accrual loans, non-performing assets, and low loan delinquency levels that continue to be well below 1% of total loans. We continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2014, the 25 largest credits represented 27.8% of total loans outstanding.

ALLOWANCE FOR LOAN LOSSES.  The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31, 2014	December 31, 2013	March 31, 2013
Allowance for loan losses	$10,109	$10,104	$10,960
Allowance for loan losses as a percentage of each of the following:
total loans, net of unearned income	1.28%	1.29%	1.54%
total accruing delinquent loans (past due 30 to 89 days)	464.35	309.56	337.13
total non-accrual loans	447.90	351.93	365.09
total non-performing assets	308.77	245.90	249.83

The Company recorded no loan loss provision in the first quarter of 2014 and even reversed a portion of the allowance for loan losses into earnings in 2013 due to the previously discussed sustained improvement in asset quality. As a result, the balance in the allowance for loan losses was relatively constant in the first quarter of 2014 while the Company has been able to still maintain strong coverage of non-accrual loans and non-performing assets as indicated in the above table.

LIQUIDITY.  The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past five years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth over the past few years. We strive to operate our loan to deposit ratio in a range of 85% to 95%. At March 31, 2014, the Company’s loan to deposit ratio was 90.2%. We are optimistic that we can increase the loan to deposit ratio in the future given current commercial loan pipelines, the further development of three newer loan production offices opened in 2012, and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $197,000 from December 31, 2013 to March 31, 2014, due to $5.5 million of cash used in financing activities. This was partially offset by $2.2 million of cash provided by operating activities and $3.2 million of cash provided by investing activities. Within investing activities, cash provided from investment security maturities and sales was higher than cash used for new investment security purchases by $5.8 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $37.4 million and was $3.4 million higher than the $34.0 million of cash received from loan principal payments and participations. Within financing activities, deposit growth provided $20.8 million of cash. Total borrowings decreased as paydowns of short-term advances exceeded purchases of FHLB advances by $26.1 million. At March 31, 2014, the Company had immediately available $369 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $17.6 million of cash, short-term investments, and investment securities at March 31, 2014. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At March 31, 2014, our subsidiary Bank could not upstream any dividends to the holding company under the applicable regulatory formulas. We expect that our subsidiary bank will be able to resume dividend payments to the holding company in the second half of 2014. Overall, the holding company has strong liquidity to meet its trust preferred debt service requirements and preferred stock dividends, which should approximate $1.2 million over the next twelve months. Additionally, the Company has ample cash to provide for its $0.01 per share quarterly common stock cash dividend, which will require $187,000 of cash on a quarterly basis. The most recent $0.01 dividend was announced on April 17, 2014 payable on May 19, 2014 to shareholders of record on May 5, 2014.

CAPITAL RESOURCES.  The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.50% and the risk based capital ratio was 15.34% at March 31, 2014. The Company’s tangible common equity to tangible assets ratio was 7.80% at March 31, 2014. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2014. Capital generated from earnings will be utilized to pay the SBLF preferred dividend, common stock cash dividend and will also support anticipated balance sheet growth.

On July 2, 2013, the Board of Governors of the Federal Reserve System approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective for the Company and the Bank on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	1.4%	7.7%
100bp increase	1.2	5.0
100bp decrease	(3.6)	(12.7)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is modestly positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and scheduled repricing of loans tied to LIBOR or prime. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at 0.25%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

OFF BALANCE SHEET ARRANGEMENTS.  The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $164.0 million and standby letters of credit of $13.2 million as of March 31, 2014. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.7 million, or 76%, of the total allowance for loan losses at March 31, 2014 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. As of March 31, 2014, goodwill was not considered impaired; however, deteriorating economic conditions could result in impairment, which could adversely affect earnings in future periods.

The Company is currently involved in litigation with the former CEO of West Chester Capital Advisors, Inc. (“WCCA”), the wholly owned registered investment advisor subsidiary of the Bank which was acquired in 2007, relating to the voluntary termination by the former CEO of his employment on January 31, 2014. The litigation involves alleged violations of the non-solicitation, non-competition, and other provisions included in the former CEO’s employment agreement, as well as other statutory and common law claims. The former CEO’s departure and the litigation caused certain disruption within the WCCA customer base during the first quarter of 2014. Depending on the outcome of the litigation and other factors, the Company may be required to recognize a non-cash goodwill impairment charge in a future period relating to its acquisition of WCCA. Whether an impairment charge will be recognized at some point in the future and, if so, the amount of any such impairment charge cannot be determined at this time.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of March 31, 2014, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At March 31, 2014, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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
•	Revenue Growth — It is necessary for AmeriServ to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through several loan production offices. There will be a particular focus on small business commercial lending. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.
•	Expense Rationalization — AmeriServ Financial, Inc. remains focused on trying to rationalize expenses. This has not been a program of broad based cuts, but has been targeted so AmeriServ stays strong but spends less. The Company has identified approximately $1 million of non-interest expense savings for 2014 some of which may be utilized to fund new revenue growth initiatives such as another loan production office or increased technological related investments. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

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

Item 4.  CONTROLS AND PROCEDURES.  (a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2014, are effective.

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

Item 1A.  Risk Factors

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011, exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011.
3.2	Bylaws, as amended and restated on May 16, 2013, Exhibit 3.2 to the Form 8-K (File No. 000-11204) filed on May 22, 2013.
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc. Registrant
Date: May 9, 2014	/s/ Glenn L. Wilson Glenn L. Wilson President and Chief Executive Officer
Date: May 9 2014	/s/ Jeffrey A. Stopko Jeffrey A. Stopko Executive Vice President and Chief Financial Officer