Form 10-Q
period 2014-06-30
AMERISERV FINANCIAL INC /PA/
filed 2014-08-08
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, par value $0.01	18,794,888

AmeriServ Financial, Inc.

INDEX

i

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from depository institutions	$20,000	$20,288
Interest bearing deposits	2,963	2,967
Short-term investments in money market funds	5,050	6,811
Total cash and cash equivalents	28,013	30,066
Investment securities:
Available for sale	134,504	141,978
Held to maturity (fair value $19,263 on June 30, 2014 and $17,788 on December 31, 2013)	19,099	18,187
Loans held for sale	4,689	3,402
Loans	800,557	783,927
Less: Unearned income	571	581
Allowance for loan losses	10,150	10,104
Net loans	789,836	773,242
Premises and equipment, net	13,400	13,119
Accrued interest income receivable	3,186	2,908
Goodwill	12,613	12,613
Bank owned life insurance	37,040	36,669
Net deferred tax asset	8,717	9,572
Federal Home Loan Bank stock	4,518	4,677
Federal Reserve Bank stock	2,125	2,125
Other assets	5,977	7,478
TOTAL ASSETS	$1,063,717	$1,056,036
LIABILITIES
Non-interest bearing deposits	$153,416	$154,002
Interest bearing deposits	720,492	700,520
Total deposits	873,908	854,522
Short-term borrowings	18,677	41,555
Advances from Federal Home Loan Bank	34,000	25,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	65,762	79,640
Other liabilities	8,101	8,567
TOTAL LIABILITIES	947,771	942,729
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on June 30, 2014 and December 31, 2013	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,412,707 shares issued and 18,794,888 outstanding on June 30, 2014; 26,402,007 shares issued and 18,784,188 outstanding on December 31, 2013	264	264
Treasury stock at cost, 7,617,819 shares on June 30, 2014 and December 31, 2013	(74,829)	(74,829)
Capital surplus	145,235	145,190
Retained earnings	28,985	27,557
Accumulated other comprehensive loss, net	(4,709)	(5,875)
TOTAL SHAREHOLDERS’ EQUITY	115,946	113,307
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,063,717	$1,056,036

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$8,939	$8,590	$17,971	$17,218
Interest bearing deposits	1	3	2	4
Short-term investments in money market funds	2	4	4	6
Investment securities:
Available for sale	905	907	1,829	1,863
Held to maturity	136	123	272	238
Total Interest Income	9,983	9,627	20,078	19,329
INTEREST EXPENSE
Deposits	1,240	1,288	2,451	2,638
Short-term borrowings	5	8	24	13
Advances from Federal Home Loan Bank	74	30	134	55
Guaranteed junior subordinated deferrable interest debentures	280	280	560	560
Total Interest Expense	1,599	1,606	3,169	3,266
NET INTEREST INCOME	8,384	8,021	16,909	16,063
Provision (credit) for loan losses	—	150	—	(100)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	8,384	7,871	16,909	16,163
NON-INTEREST INCOME
Trust and investment advisory fees	1,948	1,999	3,980	3,880
Service charges on deposit accounts	501	538	979	1,049
Net gains on sale of loans	171	241	272	627
Mortgage related fees	160	228	277	429
Net realized gains on investment securities	120	—	177	71
Bank owned life insurance	184	388	371	589
Other income	554	681	1,114	1,246
Total Non-Interest Income	3,638	4,075	7,170	7,891
NON-INTEREST EXPENSE
Salaries and employee benefits	6,107	6,176	12,421	12,507
Net occupancy expense	717	751	1,556	1,524
Equipment expense	494	455	964	910
Professional fees	1,464	1,150	2,772	2,185
Supplies, postage and freight	187	211	370	422
Miscellaneous taxes and insurance	312	365	608	741
Federal deposit insurance expense	154	151	314	285
Other expense	1,185	1,183	2,353	2,490
Total Non-Interest Expense	10,620	10,442	21,358	21,064

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS — (continued)
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
PRETAX INCOME	$1,402	$1,504	$2,721	$2,990
Provision for income tax expense	423	434	812	864
NET INCOME	979	1,070	1,909	2,126
Preferred stock dividends	52	52	105	104
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$927	$1,018	$1,804	$2,022
PER COMMON SHARE DATA:
Basic:
Net income	$0.05	$0.05	$0.10	$0.11
Average number of shares outstanding	18,795	19,039	18,790	19,103
Diluted:
Net income	$0.05	$0.05	$0.10	$0.11
Average number of shares outstanding	18,936	19,128	18,920	19,192
Cash dividends declared	$0.01	$0.01	$0.02	$0.01

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
COMPREHENSIVE INCOME
Net income	$979	$1,070	$1,909	$2,126
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	—	334	392	823
Income tax effect	—	(114)	(133)	(280)
Unrealized holding gains (losses) on available for sale securities arising during period	1,037	(3,122)	1,551	(3,604)
Income tax effect	(353)	1,062	(527)	1,224
Reclassification adjustment for gains on available for sale securities included in net income	(120)	—	(177)	(71)
Income tax effect	41	—	60	24
Other comprehensive income (loss)	605	(1,840)	1,166	(1,884)
Comprehensive income (loss)	$1,584	$(770)	$3,075	$242

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$1,909	$2,126
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	—	(100)
Depreciation expense	924	782
Net amortization of investment securities	186	449
Net realized gains on investment securities available for sale	(177)	(71)
Net gains on loans held for sale	(272)	(627)
Amortization of deferred loan fees	(134)	(159)
Origination of mortgage loans held for sale	(18,393)	(33,789)
Sales of mortgage loans held for sale	17,378	38,367
Increase in accrued interest income receivable	(278)	(282)
Decrease in accrued interest payable	(306)	(526)
Earnings on bank owned life insurance	(371)	(402)
Deferred income taxes	254	831
Stock based compensation expense	45	37
Decrease in prepaid Federal Deposit Insurance	—	1,444
Other, net	1,336	683
Net cash provided by operating activities	2,101	8,763
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(7,144)	(30,907)
Purchases of investment securities – held to maturity	(1,599)	(6,432)
Proceeds from sales of investment securities – available for sale	5,242	1,218
Proceeds from maturities of investment securities – available for sale	10,763	27,547
Proceeds from maturities of investment securities – held to maturity	667	1,496
Purchases of regulatory stock	(3,897)	(2,316)
Proceeds from redemption of regulatory stock	4,056	1,629
Long-term loans originated	(76,648)	(96,463)
Principal collected on long-term loans	59,696	77,971
Loans purchased or participated	(1,764)	(8,000)
Loans sold or participated	2,250	1,000
Proceeds from sale of other real estate owned	434	173
Proceeds from life insurance policy	—	356
Purchases of premises and equipment	(1,198)	(1,826)
Net cash used in investing activities	(9,142)	(34,554)

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)
(In thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
FINANCING ACTIVITIES
Net increase in deposit balances	$19,347	$4,459
Net (decrease) increase in other short-term borrowings	(22,878)	18,632
Principal borrowings on advances from Federal Home Loan Bank	9,000	9,000
Principal repayments on advances from Federal Home Loan Bank	—	(6,000)
Purchases of treasury stock	—	(1,171)
Common stock dividends	(376)	(190)
Preferred stock dividends	(105)	(104)
Net cash provided by financing activities	4,988	24,626
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,053)	(1,165)
CASH AND CASH EQUIVALENTS AT JANUARY 1	30,066	26,820
CASH AND CASH EQUIVALENTS AT JUNE 30	$28,013	$25,655

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 17 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.8 billion that are not reported on the Company’s balance sheet at June 30, 2014. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

3. Recent Accounting Pronouncements

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

In January 2014, the FASB issued ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements – (continued)

recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 3,625 common shares, at exercise prices ranging from $4.60 to $5.22, and 101,070 common shares, at exercise prices ranging from $3.23 to $5.75, were outstanding as of June 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator:
Net income	$979	$1,070	$1,909	$2,126
Preferred stock dividends	52	52	105	104
Net income available to common shareholders	$927	$1,018	$1,804	$2,022
Denominator:
Weighted average common shares outstanding (basic)	18,795	19,039	18,790	19,103
Effect of stock options	141	89	130	89
Weighted average common shares outstanding (diluted)	18,936	19,128	18,920	19,192
Earnings per common share:
Basic	$0.05	$0.05	$0.10	$0.11
Diluted	0.05	0.05	0.10	0.11

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds. The Company made $558,000 in income tax payments in the first six months of 2014 as compared to $34,000 for the first six months of 2013. The Company made total interest payments of $3,475,000 in the first six months of 2014 compared to $3,792,000 in the same 2013 period. The Company had $6,000 non-cash transfers to other real estate owned (OREO) in the first six months of 2014 compared to $593,000 in the same 2013 period.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	June 30, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$6,928	$41	$(45)	$6,924
US Agency mortgage-backed securities	111,629	3,574	(542)	114,661
Corporate bonds	12,993	61	(135)	12,919
Total	$131,550	$3,676	$(722)	$134,504

Investment securities held to maturity (HTM):

	June 30, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$13,231	$365	$(159)	$13,437
Taxable municipal	1,873	44	(40)	1,877
Corporate bonds and other securities	3,995	—	(46)	3,949
Total	$19,099	$409	$(245)	$19,263

Investment securities available for sale (AFS):

	December 31, 2013
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$6,926	$35	$(126)	$6,835
US Agency mortgage-backed securities	121,480	3,129	(1,227)	123,382
Corporate bonds	11,992	21	(252)	11,761
Total	$140,398	$3,185	$(1,605)	$141,978

Investment securities held to maturity (HTM):

	December 31, 2013
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$12,671	$289	$(477)	$12,483
Taxable municipal	1,521	—	(120)	1,401
Corporate bonds and other securities	3,995	—	(91)	3,904
Total	$18,187	$289	$(688)	$17,788

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At June 30, 2014, 87.5% of the portfolio was rated “AAA” as compared to 89.0% at December 31, 2013. 2.0% of the portfolio was either rated below “A” or unrated at June 30, 2014. The Company has no exposure to subprime mortgage loans in the investment portfolio. At June 30, 2014, the Company’s consolidated investment securities portfolio had an effective duration of approximately 3.11 years.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities – (continued)

Total proceeds from the sale of AFS securities for the second quarter of 2014 were $2.5 million resulting in $120,000 of gross investment security gains. Total proceeds from the sale of AFS securities for the first six months of 2014 were $5.2 million resulting in $182,000 of gross investment security gains and $5,000 of gross security losses. Total proceeds from the sale of AFS securities for the first six months of 2013 were $1.2 million resulting in $71,000 of gross investment security gains. The Company had no sales of AFS securities in the second quarter of 2013.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $121,224,000 at June 30, 2014 and $110,780,000 at December 31, 2013.

The following tables present information concerning investments with unrealized losses as of June 30, 2014 and December 31, 2013 (in thousands):

Total investment securities:

	June 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$50	$(1)	$3,855	$(44)	$3,905	$(45)
US Agency mortgage-backed securities	5,268	(31)	27,360	(670)	32,628	(701)
Taxable municipal	149	(3)	974	(37)	1,123	(40)
Corporate bonds and other securities	4,926	(69)	6,886	(112)	11,812	(181)
Total	$10,393	$(104)	$39,075	$(863)	$49,468	$(967)

Total investment securities:

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$3,812	$(64)	$938	$(62)	$4,750	$(126)
US Agency mortgage-backed securities	52,163	(1,701)	669	(3)	52,832	(1,704)
Taxable municipal	891	(120)	—	—	891	(120)
Corporate bonds and other securities	9,687	(300)	2,957	(43)	12,644	(343)
Total	$66,553	$(2,185)	$4,564	$(108)	$71,117	$(2,293)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 44 positions that are considered temporarily impaired at June 30, 2014. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities – (continued)

Contractual maturities of securities at June 30, 2014 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Total investment securities:

	June 30, 2014
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$—	$—	$1,000	$996
After 1 year but within 5 years	15,043	15,218	2,000	1,975
After 5 years but within 10 years	18,089	18,358	3,340	3,260
After 10 years but within 15 years	58,879	60,192	1,011	974
Over 15 years	39,539	40,736	11,748	12,058
Total	$131,550	$134,504	$19,099	$19,263

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Commercial	$133,736	$120,102
Commercial loans secured by real estate	401,861	411,691
Real estate-mortgage	247,317	235,689
Consumer	17,072	15,864
Loans, net of unearned income	$799,986	$783,346

Loan balances at June 30, 2014 and December 31, 2013 are net of unearned income of $571,000 and $581,000, respectively. Real estate-construction loans comprised 2.8% and 3.0% of total loans, net of unearned income at June 30, 2014 and December 31, 2013, respectively.

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and six month periods ending June 30, 2014 and 2013 (in thousands).

	Three months ended June 30, 2014
	Balance at March 31, 2014	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2014
Commercial	$3,065	$—	$55	$134	$3,254
Commercial loans secured by real estate	4,662	—	19	(206)	4,475
Real estate-mortgage	1,273	(30)	11	47	1,301
Consumer	139	(22)	8	20	145
Allocation for general risk	970	—	—	5	975
Total	$10,109	$(52)	$93	$—	$10,150

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses – (continued)

	Three months ended June 30, 2013
	Balance at March 31, 2013	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2013
Commercial	$2,667	$—	$20	$93	$2,780
Commercial loans secured by real estate	5,989	—	34	(40)	5,983
Real estate-mortgage	1,267	(18)	12	18	1,279
Consumer	147	(41)	28	12	146
Allocation for general risk	890	—	—	67	957
Total	$10,960	$(59)	$94	$150	$11,145

	Six months ended June 30, 2014
	Balance at December 31, 2013	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2014
Commercial	$2,844	$(72)	$105	$377	$3,254
Commercial loans secured by real estate	4,885	(66)	172	(516)	4,475
Real estate-mortgage	1,260	(73)	25	89	1,301
Consumer	136	(58)	13	54	145
Allocation for general risk	979	—	—	(4)	975
Total	$10,104	$(269)	$315	$—	$10,150

	Six months ended June 30, 2013
	Balance at December 31, 2012	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2013
Commercial	$2,596	$—	$31	$153	$2,780
Commercial loans secured by real estate	7,796	(1,480)	142	(475)	5,983
Real estate-mortgage	1,269	(47)	67	(10)	1,279
Consumer	150	(79)	40	35	146
Allocation for general risk	760	—	—	197	957
Total	$12,571	$(1,606)	$280	$(100)	$11,145

As a result of successful ongoing problem credit resolution efforts, the Company achieved further asset quality improvements in 2014 and 2013, specifically in the commercial loans secured by real estate category, which resulted in no provision in 2014 and a credit provision in 2013.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses – (continued)

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At June 30, 2014
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$—	$2,350	$—	$—		$2,350
Collectively evaluated for impairment	133,736	399,511	247,317	17,072		797,636
Total loans	$133,736	$401,861	$247,317	$17,072		$799,986
Allowance for loan losses:
Specific reserve allocation	$—	$1,025	$—	$—	$—	$1,025
General reserve allocation	3,254	3,450	1,301	145	975	9,125
Total allowance for loan losses	$3,254	$4,475	$1,301	$145	$975	$10,150

	At December 31, 2013
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$—	$3,005	$—	$61		$3,066
Collectively evaluated for impairment	120,102	408,686	235,689	15,803		780,280
Total loans	$120,102	$411,691	$235,689	$15,864		$783,346
Allowance for loan losses:
Specific reserve allocation	$—	$812	$—	$1	$—	$813
General reserve allocation	2,844	4,073	1,260	135	979	9,291
Total allowance for loan losses	$2,844	$4,885	$1,260	$136	$979	$10,104

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

	June 30, 2014
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$2,350	$1,025	$—	$2,350	$2,420
Total impaired loans	$2,350	$1,025	$—	$2,350	$2,420

	December 31, 2013
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$3,005	$812	$—	$3,005	$3,118
Consumer	61	1	—	61	61
Total impaired loans	$3,066	$813	$—	$3,066	$3,179

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Average loan balance:
Commercial loans secured by real estate	$2,296	$2,294	$2,678	$3,131
Consumer	—	12	—	12
Average investment in impaired loans	$2,296	$2,306	$2,678	$3,143
Interest income recognized:
Commercial loans secured by real estate	$1	$—	$2	$—
Interest income recognized on a cash basis on impaired loans	$1	$—	$2	$—

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

In addition to loan monitoring by the account officer and Loan Review Department, the Company also requires presentation of all credits rated Pass-6 with aggregate balances greater than $1,000,000, all credits rated Special Mention or Substandard with aggregate balances greater than $250,000, and all credits rated Doubtful with aggregate balances greater than $100,000 on an individual basis to the Company’s Loan Loss Reserve Committee on a quarterly basis. Additionally, the Asset Quality Task Force, which is a group comprised of senior level personnel, meets monthly to monitor the status of problem loans.

The following table presents the classes of the commercial loan portfolios summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands).

	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$125,021	$2,177	$6,397	$141	$133,736
Commercial loans secured by real estate	392,813	3,699	4,648	701	401,861
Total	$517,834	$5,876	$11,045	$842	$535,597

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$108,623	$8,880	$2,599	$—	$120,102
Commercial loans secured by real estate	396,788	6,961	7,482	460	411,691
Total	$505,411	$15,841	$10,081	$460	$531,793

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

	June 30, 2014
	Performing	Non-Performing
Real estate-mortgage	$245,709	$1,608
Consumer	17,072	—
Total	$262,781	$1,608

	December 31, 2013
	Performing	Non-Performing
Real estate-mortgage	$234,450	$1,239
Consumer	15,803	61
Total	$250,253	$1,300

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	June 30, 2014
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$133,703	$33	$—	$—	$33	$133,736	$—
Commercial loans secured by real estate	400,367	180	—	1,314	1,494	401,861	—
Real estate-mortgage	243,562	2,275	615	865	3,755	247,317	—
Consumer	16,990	70	12	—	82	17,072	—
Total	$794,622	$2,558	$627	$2,179	$5,364	$799,986	$—

	December 31, 2013
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$120,102	$—	$—	$—	$—	$120,102	$—
Commercial loans secured by real estate	410,619	457	—	615	1,072	411,691	—
Real estate-mortgage	231,740	2,232	670	1,047	3,949	235,689	—
Consumer	15,804	33	27	—	60	15,864	—
Total	$778,265	$2,722	$697	$1,662	$5,081	$783,346	$—

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

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	June 30, 2014	December 31, 2013
Non-accrual loans
Commercial loans secured by real estate	$2,132	$1,632
Real estate-mortgage	1,608	1,239
Total	3,740	2,871
Other real estate owned
Commercial loans secured by real estate	344	344
Real estate-mortgage	167	673
Total	511	1,017
TDR’s not in non-accrual	218	221
Total non-performing assets including TDR	$4,469	$4,109
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.56%	0.52%

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income due in accordance with original terms	$34	$39	$67	$102
Interest income recorded	—	—	—	—
Net reduction in interest income	$34	$39	$67	$102

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

The following table details the loans modified as TDRs during the three month period ended June 30, 2014 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	1	$141	Extension of maturity date

The following table details the loans modified as TDRs during the six month period ended June 30, 2014 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	1	$253	Extension of maturity date

The Company had no loans modified as TDR’s for the three or six month periods ended on June 30, 2013.

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same. The specific ALL reserve for loans modified as TDR’s was $542,000 and $372,000 as of June 30, 2014 and 2013, respectively.

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

The following table presents the recorded investment in loans that were modified as TDR’s during each 12-month period prior to the current reporting periods, which begin January 1, 2014 and 2013 (six month periods) and April 1, 2014 and 2013 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Recorded investment of defaults
Commercial loan secured by real estate	$—	$2,104	$—	$656
Total	$—	$2,104	$—	$656

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At June 30, 2014
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$18,677	0.25%
Advances	2015	4,000	0.52
	2016	12,000	0.81
	2017	11,000	1.04
	2018	7,000	1.47
Total advances		34,000	0.99
Total FHLB borrowings		$52,677	0.73%

	At December 31, 2013
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$41,555	0.25%
Advances	2015	4,000	0.52
	2016	12,000	0.81
	2017	7,000	1.07
	2018	2,000	1.47
Total advances		25,000	0.89
Total FHLB borrowings		$66,555	0.49%

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Preferred Stock – (continued)

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

DIVIDEND PERIOD ANNUALIZED		ANNUALIZED DIVIDEND RATE
BEGINNING	ENDING
August 11, 2011	December 31, 2011	5.0%
January 1, 2012	December 31, 2013	1.0% to 5.0%
January 1, 2014	February 7, 2016	1.0% to 7.0%(1)
February 8, 2016	Redemption	9.0%(2)

(1)	Between January 1, 2014 and February 7, 2016, the dividend rate was fixed at a rate in such range based upon the level of percentage change in QSBL between September 30, 2013 and the Baseline.
(2)	Beginning on February 8, 2016, the dividend rate will be fixed at nine percent (9%) per annum.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$1,345	$(6,659)	$(5,314)	$3,774	$(9,197)	$(5,423)
Other comprehensive income before Reclassifications	684	—	684	(2,060)	—	(2,060)
Amounts reclassified from accumulated other comprehensive loss	(79)	—	(79)	—	220	220
Net current period other comprehensive income (loss)	605	—	605	(2,060)	220	(1,840)
Ending balance	$1,950	$(6,659)	$(4,709)	$1,714	$(8,977)	$(7,263)

(1)	Amounts in parentheses indicate debits.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$1,043	$(6,918)	$(5,875)	$4,141	$(9,520)	$(5,379)
Other comprehensive income before Reclassifications	1,024	259	1,283	(2,380)	103	(2,277)
Amounts reclassified from accumulated other comprehensive loss	(117)	—	(117)	(47)	440	393
Net current period other comprehensive income (loss)	907	259	1,166	(2,427)	543	(1,884)
Ending balance	$1,950	$(6,659)	$(4,709)	$1,714	$(8,977)	$(7,263)

(1)	Amounts in parentheses indicate debits.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss – (continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended June 30, 2014 and 2013 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended June 30, 2014	For the three months ended June 30, 2013	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities
	$(120)	$—	Net realized gains on investment securities
	41	—	Provision for income tax expense
	$(79)	$—	Net of tax
Amortization of defined benefit items(2)
Estimated net loss	$—	$341	Salaries and employee benefits
Prior service cost	—	(5)	Salaries and employee benefits
Transition asset	—	(2)	Salaries and employee benefits
	—	334	Pretax income
	—	(114)	Provision for income tax expense
	$—	$220	Net income
Total reclassifications for the period	$(79)	$220	Net income

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss – (continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the six months ended June 30, 2014	For the six months ended June 30, 2013	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities
	$(177)	$(71)	Net realized gains on investment securities
	60	24	Provision for income tax expense
	$(117)	$(47)	Net of tax
Amortization of defined benefit items(2)
Estimated net loss	$—	$682	Salaries and employee benefits
Prior service cost	—	(10)	Salaries and employee benefits
Transition asset	—	(4)	Salaries and employee benefits
	—	668	Pretax income
	—	(228)	Provision for income tax expense
	$—	$440	Net income
Total reclassifications for the period	$(117)	$393	Net income

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital – (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2014, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as Well Capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.83% at June 30, 2014 (in thousands, except ratios).

	At June 30, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$130,682	15.23%	$68,651	8.00%	$85,814	10.00%
AmeriServ Financial Bank	105,564	12.45	67,844	8.00	84,806	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	119,952	13.98	34,326	4.00	51,488	6.00
AmeriServ Financial Bank	94,959	11.20	33,922	4.00	50,883	6.00
Tier 1 Capital (To Average Assets) Consolidated	119,952	11.56	41,502	4.00	51,877	5.00
AmeriServ Financial Bank	94,959	9.40	40,398	4.00	50,498	5.00

	At December 31, 2013
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$128,469	15.28%	$67,247	8.00%	$84,059	10.00%
AmeriServ Financial Bank	103,009	12.39	66,506	8.00	83,132	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	117,957	14.03	33,624	4.00	50,435	6.00
AmeriServ Financial Bank	92,611	11.14	33,253	4.00	49,879	6.00
Tier 1 Capital (To Average Assets) Consolidated	117,957	11.45	41,204	4.00	51,505	5.00
AmeriServ Financial Bank	92,611	9.23	40,124	4.00	50,155	5.00

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

The contribution of the major business segments to the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three months ended June 30, 2014		Six months ended June 30, 2014		June 30, 2014
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,470	$617	$12,587	$965	$356,547
Commercial banking	4,085	1,030	8,412	2,126	551,083
Trust	2,041	356	4,155	664	4,924
Investment/Parent	(574)	(1,024)	(1,075)	(1,846)	151,163
Total	$12,022	$979	$24,079	$1,909	$1,063,717

	Three months ended June 30, 2013		Six months ended June 30, 2013		December 31, 2013
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,761	$787	$13,510	$1,610	$347,823
Commercial banking	3,981	1,008	7,868	2,053	545,556
Trust	2,183	330	4,168	506	4,722
Investment/Parent	(829)	(1,055)	(1,592)	(2,043)	157,935
Total	$12,096	$1,070	$23,954	$2,126	$1,056,036

15. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $167.6 million and standby letters of credit of $13.6 million as of June 30, 2014. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

16. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$430	$453	$860	$906
Interest cost	331	291	662	582
Expected return on plan assets	(498)	(440)	(996)	(880)
Amortization of prior year service cost	(5)	(5)	(10)	(10)
Amortization of transition asset	—	(2)	—	(4)
Recognized net actuarial loss	272	341	544	682
Net periodic pension cost	$530	$638	$1,060	$1,276

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements – (continued)

The following tables present the assets reported on the consolidated balance sheets at their fair value as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2014 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$6,924	$—	$6,924	$—
US Agency mortgage-backed securities	114,661	—	114,661	—
Corporate bonds	12,919	—	12,919	—

	Fair Value Measurements at December 31, 2013 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$6,835	$—	$6,835	$—
US Agency mortgage-backed securities	123,382	—	123,382	—
Corporate bonds	11,761	—	11,761	—
Assets Measured on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At June 30, 2014, impaired loans with a carrying value of $2.3 million were reduced by a specific valuation allowance totaling $1.0 million resulting in a net fair value of $1.3 million. At December 31, 2013, impaired loans with a carrying value of $3.1 million were reduced by a specific valuation allowance totaling $813,000 million resulting in a net fair value of $2.3 million.

Other real estate owned is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements at June 30, 2014 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,325	$—	$—	$1,325
Other real estate owned	511	—	—	511

	Fair Value Measurements at December 31, 2013 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,253	$—	$—	$2,253
Other real estate owned	1,017	—	—	1,017

June 30, 2014	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$1,325	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses(2)	0% to 35% (30%) 1% to 15% (10%)
Other real estate owned	511	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses(2)	0% to 48% (38%) 1% to 20% (10%)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements – (continued)

December 31, 2013	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range(Wgtd Ave)
Impaired loans	$2,253	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses(2)	0% to 37% (30%) 1% to 15% (10%)
Other real estate owned	1,017	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses(2)	0% to 48% (38%) 1% to 20% (10%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at June 30, 2014 and December 31, 2013, were as follows (in thousands):

	June 30, 2014
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$28,013	$28,013	$28,013	$—	$—
Investment securities – AFS	134,504	134,504	—	134,504	—
Investment securities – HTM	19,099	19,263	—	16,293	2,970
Regulatory stock	6,643	6,643	6,643	—	—
Loans held for sale	4,689	4,766	4,766	—	—
Loans, net of allowance for loan loss and unearned income	789,836	788,842	—	—	788,842
Accrued interest income receivable	3,186	3,186	3,186	—	—
Bank owned life insurance	37,040	37,040	37,040	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$571,842	$571,842	$571,842	$—	$—
Deposits with stated maturities	302,066	306,041	—	—	306,041
Short-term borrowings	18,677	18,677	18,677	—	—
All other borrowings	47,085	50,519	—	—	50,519
Accrued interest payable	1,478	1,478	1,478	—	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements – (continued)

	December 31, 2013
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$30,066	$30,066	$30,066	$—	$—
Investment securities – AFS	141,978	141,978	—	141,978	—
Investment securities – HTM	18,187	17,788	—	14,822	2,966
Regulatory stock	6,802	6,802	6,802	—	—
Loans held for sale	3,402	3,453	3,453	—	—
Loans, net of allowance for loan loss and unearned income	773,242	771,460	—	—	771,460
Accrued interest income receivable	2,908	2,908	2,908	—	—
Bank owned life insurance	36,669	36,669	36,669	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$546,384	$546,384	$546,384	$—	$—
Deposits with stated maturities	308,138	313,272	—	—	313,272
Short-term borrowings	41,555	41,555	41,555	—	—
All other borrowings	38,085	40,598	—	—	40,598
Accrued interest payable	1,784	1,784	1,784	—	—

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D.& A.”)

.....2014 SECOND QUARTER SUMMARY OVERVIEW..... AmeriServ Financial, Inc. (AmeriServ or the Company) reported net income available to common shareholders of $927,000 or $0.05 per share for the second quarter of 2014. This was $91,000 less than the second quarter of 2013, but $50,000 higher than the first quarter of 2014. Each of these three quarters produced diluted earnings per share of $0.05.

We have previously discussed the negative impact of the Federal Reserve Zero Interest Rate policy on the revenue of financial institutions such as AmeriServ. Therefore it has been our considered strategy to seek increased revenues from other sources as well as our normal earnings on lending activities, which is already benefiting from our increased emphasis on loan originations. For example, for the period ended June 30, 2014, AmeriServ reported an increase in net loans outstanding in the second quarter of $15 million which was an increase of $53 million since June 30, 2013. This growth has permitted AmeriServ to announce a new record of loans outstanding at the close of each of the last five quarters.

Not to be outdone, the growth in deposits has also been solid, increasing by almost $34 million between June 30, 2014 and June 30, 2013. It has been encouraging to note that many of our new borrowing customers have also chosen to make AmeriServ their bank for their business operating accounts.

However, in economic times like these it is also important that the AmeriServ Trust Company seek revenue growth. The equity markets have been strong and the AmeriServ investment strategies have surpassed many wealth management benchmarks. This has again resulted in an increase in Trust Company revenue for the first six months of 2014 and, therefore, is projected to be the fourth consecutive year of revenue growth by the Trust Company.

This data indicates that the strategy to increase revenue is progressing well in spite of Federal Reserve policies and a lackluster economy. Yet, as we noted previously, earnings per share has yet to show a similar growth pattern. Our analysis indicates that overall expenses have also been growing. Therefore, during the second quarter of 2014, we invited a team of experts in the area of expense rationalization to AmeriServ. This team has performed similar analyses in over 400 other companies in the past. They were given complete access to every function of the Company. Their analysis is now complete, and during the third quarter of 2014 they will make their recommendations to the Board and to management. Our goal is to be able to continue to increase revenues but with a lesser rate of increase in expenses. It is our opinion that over the next few years the nation will continue to pursue an easy money policy with low rates and a less than healthy overall economy. Therefore it is necessary that, in a manner of speaking, we watch every dollar carefully as it comes in the door. But we have high hopes for this emphasis on cost rationalization enabling us to translate more of this revenue growth into earnings per share growth.

The issue of technology in the world of financial services is becoming even more pervasive every day. The process of miniaturization lies at the heart of this. At one time the computer was so large, expensive and complex that only the largest companies and super-rich individuals could possess them. But today virtually every capability possessed by the largest bank in our nation is also available to AmeriServ, and to any other technically proficient smaller company. It is our intent to maintain our very personal service tradition but to combine it with a full menu of the best technological assists. For example, in the third quarter AmeriServ’s Trust Company is installing a whole new technology package that promises more efficiency but also better information and new client service capabilities.

AmeriServ has now been profitable in seven of the last eight years. It continues to set new quarter end records in the basic blocking and tackling of financial services. But it is also committed to search out new technologies and new ideas that will improve earnings per share. Just as in most businesses, we believe that the growth in customer generated revenue is just the first challenge. The next challenge is to find ways to report more of that increased revenue as increased earnings per share. Today that is the focus of our Board, it is the focus of our management team and it is the focus of every AmeriServ banker.

THREE MONTHS ENDED JUNE 30, 2014 VS. THREE MONTHS ENDED JUNE 30, 2013

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended June 30, 2014	Three months ended June 30, 2013
Net income	$979	$1,070
Net income available to common shareholders	927	1,018
Diluted earnings per share	0.05	0.05
Return on average assets (annualized)	0.37%	0.43%
Return on average equity (annualized)	3.41%	3.86%

The Company reported second quarter 2014 net income available to common shareholders of $927,000 or $0.05 per diluted common share. Net income available to common shareholders in the second quarter of 2014 declined by $91,000, or 8.9%, from the prior year second quarter due primarily to reduced non-interest revenue and higher non-interest expense in 2014. These negative items more than offset a 4.5% increase in net interest income in the second quarter of 2014 due to the previously mentioned loan growth and a $150,000 reduction in the provision for loans losses. Finally, diluted earnings per share was consistent between periods as total shares outstanding were lower in 2014 due to the success of the Company’s common stock repurchase program which was completed in the second quarter of 2013.

.....NET INTEREST INCOME AND MARGIN.....The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the second quarter of 2014 to the second quarter of 2013 (in thousands, except percentages):

	Three months ended June 30, 2014	Three months ended June 30, 2013	$ Change	% Change
Interest income	$9,983	$9,627	$356	3.7%
Interest expense	1,599	1,606	(7)	(0.4)
Net interest income	$8,384	$8,021	$363	4.5
Net interest margin	3.47%	3.50%	(0.03)	N/M

N/M — not meaningful

The Company’s net interest income in the second quarter of 2014 increased by $363,000 or 4.5% when compared to the second quarter of 2013. The Company’s net interest margin of 3.47% for the second quarter of 2014 was three basis points lower than the net interest margin of 3.50% for the second quarter 2013. This demonstrates that the recent pace of net interest margin contraction has slowed from the pace of margin decline experienced over the previous two years. The Company has been able to mitigate this net interest margin pressure and increase net interest income by both growing its earning assets and reducing its cost of funds. Specifically, the earning asset growth has occurred in the loan portfolio as total loans averaged $795 million in the second quarter of 2014 which is $67 million, or 9.2%, higher than the $728 million average for the second quarter of 2013. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans, which qualify as Small Business Lending Fund (SBLF) loans, particularly through its loan production offices. As a result of this growth in SBLF qualified loans, the Company has locked in the lowest preferred dividend rate available under the program of 1% until the first quarter of 2016. Interest income in 2014 has also benefitted from reduced premium amortization on mortgage backed securities due to slower mortgage prepayment speeds. Due largely to this reduced premium amortization, the yield on the total securities portfolio increased by 22 basis points to 2.65% in the second quarter of 2014.

Total interest expense for the second quarter of 2014 declined by $7,000 from the 2013 second quarter due to the Company’s proactive efforts to reduce deposit costs. Even with this reduction in deposit costs, the Company still experienced growth in deposits which reflects the loyalty of our core deposit base and ongoing efforts to cross sell new loan customers into deposit products. Specifically, total deposits averaged $877 million for the second quarter of 2014 which is $35 million, or 4.2%, higher than the $842 million average in the second quarter of 2013. The Company’s loan to deposit ratio has increased to 92.1% at June 30, 2014 from 88.6% at June 30, 2013.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2014 and June 30, 2013 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended June 30 (In thousands, except percentages)

	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$795,233	$8,945	4.47%	$728,189	$8,596	4.69%
Interest bearing deposits	7,512	1	0.04	9,511	3	0.13
Short-term investment in money market funds	2,296	2	0.47	5,702	4	0.40
Investment securities – AFS	138,417	905	2.62	151,609	907	2.39
Investment securities – HTM	18,931	136	2.87	17,873	123	2.75
Total investment securities	157,348	1,041	2.65	169,482	1,030	2.43
Total interest earning assets/interest income	962,389	9,989	4.14	912,884	9,633	4.21
Non-interest earning assets:
Cash and due from banks	15,267			16,470
Premises and equipment	13,194			12,799
Other assets	69,538			75,924
Allowance for loan losses	(10,122)			(10,989)
TOTAL ASSETS	$1,050,266			$1,007,088
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$100,249	$50	0.20%	$74,721	$35	0.19%
Savings	89,871	36	0.16	88,919	35	0.16
Money markets	229,626	196	0.34	208,050	180	0.36
Time deposits	304,022	958	1.26	309,318	1,038	1.35
Total interest bearing deposits	723,768	1,240	0.69	681,008	1,288	0.76

	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Short-term borrowings:
Other short-term borrowings	7,249	5	0.28	12,067	8	0.27
Advances from Federal Home Loan Bank	30,378	74	0.96	16,000	30	0.76
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	774,480	1,599	0.83	722,160	1,606	0.89
Non-interest bearing liabilities:
Demand deposits	152,976			160,773
Other liabilities	7,582			12,860
Shareholders’ equity	115,228			111,295
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,050,266			$1,007,088
Interest rate spread			3.31			3.32
Net interest income/Net interest margin		8,390	3.47%		8,027	3.50%
Tax-equivalent adjustment		(6)			(6)
Net Interest Income		$8,384			$8,021

.....PROVISION FOR LOAN LOSSES.....The Company did not record a provision for loan losses in the second quarter of 2014 as compared to a $150,000 provision recorded in the second quarter of 2013. The Company continued to maintain outstanding asset quality in the second quarter of 2014. At June 30, 2014, non-performing assets totaled $4.5 million, or 0.56%, of total loans, which is comparable with the level they have averaged for the past six quarters. The Company also experienced net loan recoveries in both the second quarters of 2014 and 2013. When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, non-performing assets, loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends. In summary, the allowance for loan losses provided a strong 256% coverage of non-performing loans, at June 30, 2014, compared to 327% of non-performing loans at December 31, 2013.

.....NON-INTEREST INCOME.....Non-interest income for the second quarter of 2014 totaled $3.6 million and decreased $437,000, or 10.7%, from the second quarter 2013 performance. Factors contributing to this lower level of non-interest income for the quarter included:

*	Reduced revenue from residential mortgage banking activities was caused by lower refinance activity due to higher mortgage rates in 2014. As a result, gains realized on residential mortgage loan sales into the secondary market declined by $70,000 and mortgage related fees dropped by $68,000 due largely to lower mortgage origination and underwriting fees.
*	a $204,000, or 52.6%, decrease in bank owned life insurance revenue due to the receipt of a death claim in the prior year.
*	a $51,000, or 2.6%, decrease in trust and investment advisory fees resulting from client attrition at our registered investment advisor subsidiary (WCCA) due to the departure of a former CEO in that business.

*	a $120,000 gain realized on the sale of investment securities in the second quarter of 2014 as the Company took advantage of market opportunities to sell certain rapidly prepaying mortgage backed securities.
*	a $127,000 decrease in other income due largely to a $78,000 loss realized on the sale of an other real estate owned property in the second quarter of 2014.

.....NON-INTEREST EXPENSE.....Non-interest expense for the second quarter of 2014 totaled $10.6 million and increased by $178,000, or 1.7%, from the prior year’s second quarter. Factors contributing to the higher non-interest expense in the quarter included:

*	a $314,000 increase in professional fees due to higher legal costs and new recurring costs related to outsourcing our computer operations and statement processing to a third party vendor. The increased legal costs related to litigation with the former CEO of our registered investment advisor subsidiary for violations of the non-solicitation, non-competition, and other provisions included in his employment agreement as well as other statutory and common law claims.
*	a $69,000 decrease in salaries and employee benefits due to lower pension expense and incentive compensation expense.

SIX MONTHS ENDED JUNE 30, 2014 VS. SIX MONTHS ENDED JUNE 30, 2013

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Six months ended June 30, 2014	Six months ended June 30, 2013
Net income	$1,909	$2,126
Net income available to common shareholders	1,804	2,022
Diluted earnings per share	0.10	0.11
Return on average assets (annualized)	0.37%	0.43%
Return on average equity (annualized)	3.35%	3.86%

The Company reported net income available to common shareholders of $1,804,000 or $0.10 per diluted common share for the first six months of 2014. When compared to the first six months of 2013, net income available to common shareholders was down by $218,000, or 10.8%, due primarily to reduced non-interest revenue and higher non-interest expense in 2014. These negative items more than offset a 5.3% increase in net interest income in the first half of 2014 due to the previously mentioned strong loan growth the Company has achieved over the past year.

.....NET INTEREST INCOME AND MARGIN.....The following table compares the Company’s net interest income performance for the first six months of 2014 to the first six months of 2013 (in thousands, except percentages):

	Six months ended June 30, 2014	Six months ended June 30, 2013	$ Change	% Change
Interest income	$20,078	$19,329	$749	3.9%
Interest expense	3,169	3,266	(97)	(3.0)
Net interest income	$16,909	$16,063	$846	5.3
Net interest margin	3.52%	3.54%	(0.02)	N/M

N/M — not meaningful

The Company’s net interest income in the first six months of 2014 increased by $846,000 or 5.3% when compared to the first six months of 2013. The Company’s net interest margin of 3.52% for the first six months of 2014 was two basis points lower than the net interest margin of 3.54% for the first half of 2013. The lower net interest margin demonstrates the impact of Federal Reserve low interest rate policies which have pressured interest revenue. The Company has been able to mitigate this net interest margin pressure and to increase net interest income by both growing its earning assets and reducing its cost of funds. Specifically, the earning asset growth has occurred in the loan portfolio as total loans averaged $791 million in the first half of 2014 which is $63 million, or 8.7%, higher than the $728 million average for the first half of 2013. Interest income in 2014 has also benefitted from reduced premium amortization on mortgage backed securities due to slower mortgage prepayment speeds which has caused the yield on the total securities portfolio to increase by 11 basis points to 2.63% in the first six months of 2014. The size of the total securities portfolio and short term investments has decreased on average by $10 million in 2014 as the Company has utilized cash flow from these instruments to help fund the previously mentioned loan growth.

Total interest expense for the first six months of 2014 declined by $97,000 from the first six months of 2013 due to the Company’s proactive efforts to reduce deposit costs. Even with this reduction in deposit costs, the Company still experienced growth in deposits which reflects the loyalty of our core deposit base and ongoing efforts to cross sell new loan customers into deposit products. Specifically, total deposits averaged $866 million for the first half of 2014 which is $28 million, or 3.3%, higher than the $839 million average in the first half of 2013. The Company has also utilized term advances from the FHLB, with maturities ranging between three and five years, to help fund its earning asset growth and manage interest rate risk over the past year. The average balance of FHLB term advances has increased by $13 million while the average cost of these advances has increased by 25 basis points to 0.94%.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 2014 and June 30, 2013. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 35-36.

Six months ended June 30 (In thousands, except percentages)

	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$791,270	$17,983	4.53%	$727,846	$17,231	4.72%
Interest bearing deposits	6,749	2	0.06	8,324	4	0.11
Short-term investment in money market funds	3,231	4	0.25	5,057	6	0.23
Investment securities – AFS	141,236	1,829	2.59	149,598	1,863	2.49
Investment securities – HTM	18,833	272	2.89	16,961	238	2.81
Total investment securities	160,069	2,101	2.63	166,559	2,101	2.52
Total interest earning assets/interest income	961,319	20,090	4.18	907,786	19,342	4.27
Non-interest earning assets:
Cash and due from banks	15,618			16,845
Premises and equipment	13,171			12,475
Other assets	69,689			78,961
Allowance for loan losses	(10,132)			(11,768)
TOTAL ASSETS	$1,049,665			$1,004,299

	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$91,433	$88	0.19%	$68,850	$62	0.18%
Savings	89,202	71	0.16	88,058	69	0.16
Money markets	229,170	388	0.34	210,626	367	0.35
Time deposits	303,583	1,904	1.26	311,667	2,140	1.38
Total interest bearing deposits	713,388	2,451	0.69	679,201	2,638	0.78
Short-term borrowings:
Other short-term borrowings	18,441	24	0.26	9,966	13	0.25
Advances from Federal Home Loan Bank	28,544	134	0.94	15,774	55	0.69
Guaranteed junior subordinated deferrable interest debentures	13,085	560	8.57	13,085	560	8.57
Total interest bearing liabilities/interest expense	773,458	3,169	0.82	718,026	3,266	0.92
Non-interest bearing liabilities:
Demand deposits	152,894			159,512
Other liabilities	8,519			15,634
Shareholders’ equity	114,794			111,127
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,049,665			$1,004,299
Interest rate spread			3.36			3.35
Net interest income/Net interest margin		16,921	3.52%		16,076	3.54%
Tax-equivalent adjustment		(12)			(13)
Net Interest Income		$16,909			$16,063

.....PROVISION FOR LOAN LOSSES..... For the six month period in 2014, the Company did not record a provision for loan losses compared to a $100,000 negative provision in the first six months of 2013. Overall, sustained improvements in asset quality evidenced by low levels of non-performing assets and classified loans has allowed the Company to benefit from zero or negative loan loss provisions in both 2014 and 2013 while still maintaining strong coverage ratios. For the six month periods, there were modest net loan recoveries of $46,000, or 0.01% of total loans, in 2014 compared to net loan charge-offs of $1.3 million, or 0.37% of total loans, in 2013 when the Company resolved its largest non-performing credit. The allowance for loan losses was 1.26% of total loans at June 30, 2014, compared to 1.29% of total loans at December 31, 2013.

.....NON-INTEREST INCOME.....Non-interest income for the first six months of 2014 totaled $7.2 million and decreased $721,000, or 9.1%, from the first six months 2013 performance. Factors contributing to this lower level of non-interest income for the period included:

*	Reduced revenue from residential mortgage banking activities was caused by both lower refinance activity due to higher mortgage rates and reduced purchase activity due to the harsh winter weather conditions in the first quarter. As a result, gains realized on residential mortgage loan sales into the secondary market declined by $355,000 or 56.6% and mortgage related fees dropped by $152,000 due largely to lower mortgage origination and underwriting fees.
*	a $100,000, or 2.6%, increase in trust and investment advisory fees due to increased assets under management which reflects both successful new business development activities and market appreciation of existing assets.

*	a $70,000, or 6.7%, decrease in deposit service charges as this line item was clearly impacted by reduced business activity in the first quarter of 2014.
*	a $218,000, or 37.0%, decrease in bank owned life insurance revenue due to the receipt of a death claim in the prior year.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first six months of 2014 totaled $21.4 million and increased by $294,000, or 1.4%, from the prior year’s first six months. Factors contributing to the higher non-interest expense in the period included:

*	professional fees increased by $587,000 for the six month period due to higher legal costs and new recurring costs related to outsourcing our computer operations and statement processing to a third party vendor. The overall cost savings benefit from outsourcing these services is captured in lower personnel costs in these departments and reduced software expense which is a key factor contributing to the decline in other expenses of $137,000 for the six month period in 2014.
*	an $86,000 decrease in salaries and employee benefits as they were down modestly between periods as the benefits of lower pension expense and incentive compensation expense were partially offset by increased health insurance premiums.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $812,000 or an effective tax rate of 29.8% for the first six months of 2014 compared to an income tax expense of $864,000 or an effective tax rate of 28.9% for the first six months of 2013. The effective tax rate was modestly lower in 2013 due to an increased level of tax free earnings from bank owned life insurance. The Company’s deferred tax asset was $8.7 million at June 30, 2014 and relates primarily to the allowance for loan losses and net operating loss carryforwards.

.....SEGMENT RESULTS.....Retail banking’s net income contribution was $617,000 in the second quarter and $965,000 for the first six months of 2014 which was down by $170,000 and $645,000, respectively, from the net income contribution for the same 2013 periods. This decline in earnings in 2014 was due to the previously discussed sharp decline in residential mortgage banking related revenues, lower deposit service charges and reduced revenue from bank owned life insurance in 2014. Net interest income was also down in this segment reflecting the ongoing net interest margin pressure from the continued low interest rate environment which causes the funding benefit for deposits provided by this segment to be lower.

The commercial banking segment reported net income contributions of $1.0 million in the second quarter and $2.1 million for the first six months of 2014 which were modestly better than the 2013 results for the same periods. This improved net income contribution was due to higher net interest income as a result of the previously discussed strong growth in commercial and commercial real estate loans over the past year. This growth in net interest income more than offset no earnings benefit from a negative loan loss provision, reduced non-interest revenue from a $78,000 loss realized on the sale of an other real estate owned property and generally higher non-interest expenses in this segment in 2014.

The trust segment’s net income contribution amounted to $356,000 for the second quarter of 2014 and $664,000 for the first six months of 2014 which was up by $26,000 and $158,000 from the net income contributions for the same 2013 periods, respectively. The higher net income contribution in 2014 is due to greater trust revenue from increased assets under management which reflects both successful new business development activities and market appreciation of existing assets. Non-interest revenue for this segment was negatively impacted by client attrition at WCCA due to the departure of a former CEO in January 2014 and lower financial services revenue due to fewer production personnel in 2014. However, non-interest expense in this segment was also down due to reduced personnel cost at WCCA which has helped mitigate a significant portion of the revenue decline.

The investment/parent segment reported net losses of $1.0 million in the second quarter and $1.8 million for the first six months of 2014 which represented an improvement of $31,000 and $197,000 compared to the same 2013 periods. The improvement between years reflects the benefit of reduced premium amortization on mortgage backed securities and increased gains realized on investment security sales in 2014. However, overall this segment has felt the most earnings pressure from the continued low interest rate environment.

.....BALANCE SHEET.....The Company’s total consolidated assets were $1.064 billion at June 30, 2014, which grew by $7.7 million, or 0.7%, from the December 31, 2013 asset level. The growth in assets was due to a $17.9 million, or 2.3%, increase in net loans during the first six months of 2014. This loan increase was partially offset by a $6.6 million decrease in investment securities and a $2 million decline in cash and cash equivalents as the Company utilized these items to help fund the loan growth.

Total deposits increased by $19 million, or 2.3%, in the first half of 2014. The Company used these deposits to fund loans and reduce FHLB short-term borrowings. The FHLB term advances with maturities between 3 and 5 years grew by $9 million and now total $34 million as the Company’s has utilized these advances to help manage interest rate risk in a rising rate environment. The Company’s total shareholders’ equity increased by $2.6 million over the first six months of 2014 due to the Company’s net retention of earnings after dividend payments and a reduction in accumulated other comprehensive loss. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 15.23%, and an asset leverage ratio of 11.56% at June 30, 2014. The Company’s book value per common share was $5.05, its tangible book value per common share was $4.38, and its tangible common equity to tangible assets ratio was 7.83% at June 30, 2014.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	June 30, 2014	December 31, 2013	June 30, 2013
Total accruing loan delinquency (past due 30 to 89 days)	$2,932	$3,264	$2,049
Total non-accrual loans	3,740	2,871	3,210
Total non-performing assets including TDR*	4,469	4,109	5,028
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.37%	0.42%	0.28%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.47	0.37	0.43
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.56	0.52	0.67
Non-performing assets as a percentage of total assets	0.42	0.39	0.49
As a percent of average loans, net of unearned income:
Annualized net charge-offs	(0.01)	0.18	0.37
Annualized provision (credit) for loan losses	—	(0.15)	(0.03)
Total classified loans (loans rated substandard or doubtful)	$13,496	$11,779	$15,127

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

The Company continued to maintain strong asset quality in the first half of 2014 as evidenced by low levels of non-accrual loans, non-performing assets, and loan delinquency levels that continue to be well below 1% of total loans. We continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2014, the 25 largest credits represented 26.7% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30, 2014	December 31, 2013	June 30, 2013
Allowance for loan losses	$10,150	$10,104	$11,145
Allowance for loan losses as a percentage of each of the following total loans, net of unearned income	1.27%	1.29%	1.50%
total accruing delinquent loans
(past due 30 to 89 days)	346.18	309.56	543.92
total non-accrual loans	256.44	351.93	347.20
total non-performing assets	227.12	245.90	221.70

The Company recorded no loan loss provision in the first six months of 2014 and reversed a portion of the allowance for loan losses into earnings during the same period in 2013 due to the previously discussed sustained improvement in asset quality. As a result, the balance in the allowance for loan losses was relatively constant in the first six months of 2014 while the Company has been able to still maintain strong coverage of non-accrual loans and non-performing assets as indicated in the above table.

.....LIQUIDITY.....The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past five years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth over the past few years. We strive to operate our loan to deposit ratio in a range of 85% to 95%. At June 30, 2014, the Company’s loan to deposit ratio was 92.1%. We are optimistic that we can increase the loan to deposit ratio in the future given current commercial loan pipelines, the further development of three newer loan production offices opened in 2012, and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $2.1 million from December 31, 2013 to June 30, 2014, due to $9.1 million of cash used in investing activities. This more than offset $2.1 million of cash provided by operating activities and $5.0 million of cash provided by financing activities. Within investing activities, cash provided from investment security maturities and sales was higher than cash used for new investment security purchases by $7.9 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $78.4 million and was $16.5 million higher than the $61.9 million of cash received from loan principal payments and participations. Within financing activities, deposit growth provided $19.3 million of cash. Total borrowings decreased as paydowns of short-term advances exceeded purchases of FHLB advances by $13.9 million. At June 30, 2014, the Company had immediately available $353 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $16.6 million of cash, short-term investments, and investment securities at June 30, 2014. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At June 30, 2014, our subsidiary Bank had $563,000 of cash available for immediate dividends to the holding company under applicable regulatory formulas. Overall, the holding company has strong liquidity to meet its trust preferred debt service requirements and preferred stock dividends, which should approximate $1.2 million over the next twelve months. Additionally, the Company has ample cash to provide for its $0.01 per share quarterly common stock cash dividend, which will require $187,000 of cash on a quarterly basis. The most recent $0.01 dividend was announced on July 18, 2014 payable on August 18, 2014 to shareholders of record on August 4, 2014.

.....CAPITAL RESOURCES.....The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.56% and the risk based capital ratio was 15.23% at June 30, 2014. The Company’s tangible common equity to tangible assets ratio was 7.83% at June 30, 2014. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2014. Capital generated from earnings will be utilized to pay the SBLF preferred dividend, common stock cash dividend and will also support anticipated balance sheet growth.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	1.6%	8.9%
100bp increase	1.4	6.4
100bp decrease	(3.7)	(15.8)

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

.....OFF BALANCE SHEET ARRANGEMENTS.....The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $167.6 million and standby letters of credit of $13.6 million as of June 30, 2014. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.7 million, or 76%, of the total allowance for loan losses at June 30, 2014 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. As of June 30, 2014, goodwill was not considered impaired; however, deteriorating economic conditions could result in impairment, which could adversely affect earnings in future periods.

The Company is currently involved in litigation with the former CEO of West Chester Capital Advisors, Inc. (“WCCA”), the wholly owned registered investment advisor subsidiary of the Bank which was acquired in 2007, relating to the voluntary termination by the former CEO of his employment on January 31, 2014. The litigation involves alleged violations of the non-solicitation, non-competition, and other provisions included in the former CEO’s employment agreement, as well as other statutory and common law claims. The former CEO’s departure and the litigation caused certain disruption within the WCCA customer base during the first half of 2014. Depending on the outcome of the litigation and other factors, the Company may be required to recognize a non-cash goodwill impairment charge in a future period relating to its acquisition of WCCA. Whether an impairment charge will be recognized at some point in the future and, if so, the amount of any such impairment charge cannot be determined at this time.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of June 30, 2014, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At June 30, 2014, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

.....FORWARD LOOKING STATEMENT.....

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, AmeriServ will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build AmeriServ into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — it is the existing and prospective customer that AmeriServ must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. AmeriServ is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.
•	Revenue Growth — It is necessary for AmeriServ to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through several loan production offices. There will be a particular focus on small business commercial lending. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.

•	Expense Rationalization — AmeriServ Financial, Inc. remains focused on trying to rationalize expenses. This has not been a program of broad based cuts, but has been targeted so AmeriServ stays strong but spends less. The Company has identified approximately $1 million of non-interest expense savings for 2014. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

This Form 10-Q contains various forward-looking statements and includes assumptions concerning the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results, and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan” or similar expressions. These forward-looking statements are based upon current expectations, are subject to risk and uncertainties and are applicable only as of the dates of such statements. Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Form 10-Q. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company’s control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2014, are effective.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011, exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011.
3.2	Bylaws, as amended and restated on May 16, 2013, Exhibit 3.2 to the Form 8-K (File No. 000-11204) filed on May 22, 2013.
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc. Registrant

Date: August 8, 2014	/s/ Glenn L. Wilson Glenn L. Wilson President and Chief Executive Officer
Date: August 8 2014	/s/ Jeffrey A. Stopko Jeffrey A. Stopko Executive Vice President and Chief Financial Officer