Form 10-Q
period 2014-09-30
AMERISERV FINANCIAL INC /PA/
filed 2014-11-07
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2014
Common Stock, par value $0.01	18,794,888

AmeriServ Financial, Inc.

INDEX

i

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from depository institutions	$16,820	$20,288
Interest bearing deposits	2,952	2,967
Short-term investments in money market funds	3,710	6,811
Total cash and cash equivalents	23,482	30,066
Investment securities:
Available for sale	130,973	141,978
Held to maturity (fair value $19,626 on September 30, 2014 and $17,788 on December 31, 2013)	19,498	18,187
Loans held for sale	3,964	3,402
Loans	814,477	783,927
Less: Unearned income	554	581
Allowance for loan losses	9,582	10,104
Net loans	804,341	773,242
Premises and equipment, net	13,409	13,119
Accrued interest income receivable	3,280	2,908
Goodwill	11,944	12,613
Bank owned life insurance	37,228	36,669
Net deferred tax asset	8,799	9,572
Federal Home Loan Bank stock	5,027	4,677
Federal Reserve Bank stock	2,125	2,125
Other assets	6,361	7,478
TOTAL ASSETS	$1,070,431	$1,056,036
LIABILITIES
Non-interest bearing deposits	$156,876	$154,002
Interest bearing deposits	715,294	700,520
Total deposits	872,170	854,522
Short-term borrowings	26,438	41,555
Advances from Federal Home Loan Bank	37,000	25,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	76,523	79,640
Other liabilities	5,592	8,567
TOTAL LIABILITIES	954,285	942,729
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on September 30, 2014 and December 31, 2013	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,412,707 shares issued and 18,794,888 outstanding on September 30, 2014; 26,402,007 shares issued and 18,784,188 outstanding on December 31, 2013	264	264
Treasury stock at cost, 7,617,819 shares on September 30, 2014 and December 31, 2013	(74,829)	(74,829)
Capital surplus	145,246	145,190
Retained earnings	29,110	27,557
Accumulated other comprehensive loss, net	(4,645)	(5,875)
TOTAL SHAREHOLDERS’ EQUITY	116,146	113,307
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,070,431	$1,056,036

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$9,019	$8,765	$26,990	$25,983
Interest bearing deposits	1	1	3	5
Short-term investments in money market funds	2	1	6	7
Investment securities:
Available for sale	859	911	2,688	2,774
Held to maturity	138	133	410	371
Total Interest Income	10,019	9,811	30,097	29,140
INTEREST EXPENSE
Deposits	1,237	1,274	3,688	3,912
Short-term borrowings	10	12	34	25
Advances from Federal Home Loan Bank	89	45	223	100
Guaranteed junior subordinated deferrable interest debentures	280	280	840	840
Total Interest Expense	1,616	1,611	4,785	4,877
NET INTEREST INCOME	8,403	8,200	25,312	24,263
Provision (credit) for loan losses	—	—	—	(100)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	8,403	8,200	25,312	24,363
NON-INTEREST INCOME
Trust and investment advisory fees	1,807	1,893	5,787	5,773
Service charges on deposit accounts	507	560	1,486	1,609
Net gains on sale of loans	275	285	547	912
Mortgage related fees	190	212	467	641
Net realized gains on investment securities	—	66	177	137
Bank owned life insurance	188	204	559	793
Other income	626	766	1,740	2,012
Total Non-Interest Income	3,593	3,986	10,763	11,877
NON-INTEREST EXPENSE
Salaries and employee benefits	6,139	6,251	18,560	18,758
Net occupancy expense	709	694	2,265	2,218
Equipment expense	468	429	1,432	1,339
Professional fees	1,360	1,034	4,132	3,219
Supplies, postage and freight	196	197	566	619
Miscellaneous taxes and insurance	276	360	884	1,101
Federal deposit insurance expense	159	152	473	437
Goodwill impairment charge	669	—	669	—
Other expense	1,267	1,296	3,620	3,786
Total Non-Interest Expense	11,243	10,413	32,601	31,477

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
PRETAX INCOME	753	1,773	3,474	4,763
Provision for income tax expense	388	547	1,200	1,411
NET INCOME	365	1,226	2,274	3,352
Preferred stock dividends	53	53	158	157
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$312	$1,173	$2,116	$3,195
PER COMMON SHARE DATA:
Basic:
Net income	$0.02	$0.06	$0.11	$0.17
Average number of shares outstanding	18,795	18,784	18,792	18,995
Diluted:
Net income	$0.02	$0.06	$0.11	$0.17
Average number of shares outstanding	18,908	18,878	18,916	19,086
Cash dividends declared	$0.01	$0.01	$0.03	$0.02

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
COMPREHENSIVE INCOME
Net income	$365	$1,226	$2,274	$3,352
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	799	—	1,191	823
Income tax effect	(272)	—	(405)	(280)
Unrealized holding gains (losses) on available for sale securities arising during period	(701)	176	850	(3,429)
Income tax effect	238	(60)	(289)	1,165
Reclassification adjustment for gains on available for sale securities included in net income	—	(66)	(177)	(137)
Income tax effect	—	23	60	47
Other comprehensive income (loss)	64	73	1,230	(1,811)
Comprehensive income	$429	$1,299	$3,504	$1,541

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$2,274	$3,352
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	—	(100)
Depreciation expense	1,359	1,178
Net amortization of investment securities	283	629
Net realized gains on investment securities available for sale	(177)	(137)
Net gains on loans held for sale	(547)	(912)
Amortization of deferred loan fees	(198)	(228)
Origination of mortgage loans held for sale	(36,105)	(49,686)
Sales of mortgage loans held for sale	36,090	58,340
Increase in accrued interest income receivable	(372)	(340)
Decrease in accrued interest payable	(173)	(414)
Earnings on bank owned life insurance	(559)	(605)
Deferred income taxes	139	1,327
Stock based compensation expense	56	68
Goodwill impairment charge	669	—
Decrease in prepaid Federal Deposit Insurance	—	1,444
Other, net	(679)	(1,337)
Net cash provided by operating activities	2,060	12,579
INVESTING ACTIVITIES
Purchases of investment securities - available for sale	(10,215)	(41,176)
Purchases of investment securities - held to maturity	(2,442)	(8,432)
Proceeds from sales of investment securities – available for sale	5,242	2,298
Proceeds from maturities of investment securities – available for sale	16,581	37,335
Proceeds from maturities of investment securities – held to maturity	1,095	4,067
Purchases of regulatory stock	(6,679)	(4,180)
Proceeds from redemption of regulatory stock	6,329	3,844
Long-term loans originated	(126,805)	(144,733)
Principal collected on long-term loans	91,886	111,399
Loans purchased or participated	(4,247)	(9,000)
Loans sold or participated	7,810	1,000
Proceeds from sale of other real estate owned	454	1,027
Proceeds from life insurance policy	—	356
Purchases of premises and equipment	(1,643)	(2,643)
Net cash used in investing activities	(22,634)	(48,838)

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
FINANCING ACTIVITIES
Net increase in deposit balances	17,828	16,412
Net (decrease) increase in other short-term borrowings	(15,117)	15,436
Principal borrowings on advances from Federal Home Loan Bank	12,000	14,000
Principal repayments on advances from Federal Home Loan Bank	—	(6,000)
Purchases of treasury stock	—	(1,171)
Common stock dividends	(563)	(379)
Preferred stock dividends	(158)	(157)
Net cash provided by financing activities	13,990	38,141
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,584)	1,882
CASH AND CASH EQUIVALENTS AT JANUARY 1	30,066	26,820
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$23,482	$28,702

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 17 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.8 billion that are not reported on the Company’s balance sheet at September 30, 2014. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

In January 2014, the FASB issued ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements  – (continued)

the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 3,625 common shares, at exercise prices ranging from $4.60 to $5.22, and 101,070 common shares, at exercise prices ranging from $3.23 to $5.75, were outstanding as of September 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator:
Net income	$365	$1,226	$2,274	$3,352
Preferred stock dividends	53	53	158	157
Net income available to common shareholders	$312	$1,173	$2,116	$3,195
Denominator:
Weighted average common shares outstanding (basic)	18,795	18,784	18,792	18,995
Effect of stock options	113	94	124	91
Weighted average common shares outstanding (diluted)	18,908	18,878	18,916	19,086
Earnings per common share:
Basic	$0.02	$0.06	$0.11	$0.17
Diluted	0.02	0.06	0.11	0.17

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds. The Company made $1.1 million in income tax payments in the first nine months of 2014 as compared to $86,000 for the first nine months of 2013. The Company made total interest payments of $4,958,000 in the first nine months of 2014 compared to $5,291,000 in the same 2013 period. The Company had $455,000 non-cash transfers to other real estate owned (OREO) in the first nine months of 2014 compared to $593,000 in the same 2013 period.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	September 30, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$6,930	$33	$(58)	$6,905
US Agency mortgage-backed securities	108,296	3,055	(666)	110,685
Corporate bonds	13,494	57	(168)	13,383
Total	$128,720	$3,145	$(892)	$130,973

Investment securities held to maturity (HTM):

	September 30, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$12,788	$340	$(169)	$12,959
Taxable municipal	2,715	56	(54)	2,717
Corporate bonds and other securities	3,995	—	(45)	3,950
Total	$19,498	$396	$(268)	$19,626

Investment securities available for sale (AFS):

	December 31, 2013
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$6,926	$35	$(126)	$6,835
US Agency mortgage-backed securities	121,480	3,129	(1,227)	123,382
Corporate bonds	11,992	21	(252)	11,761
Total	$140,398	$3,185	$(1,605)	$141,978

Investment securities held to maturity (HTM):

	December 31, 2013
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$12,671	$289	$(477)	$12,483
Taxable municipal	1,521	—	(120)	1,401
Corporate bonds and other securities	3,995	—	(91)	3,904
Total	$18,187	$289	$(688)	$17,788

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At September 30, 2014, 86.4% of the portfolio was rated “AAA” as compared to 89.0% at December 31, 2013. 2.0% of the portfolio was either rated below “A” or unrated at September 30, 2014. The Company has no exposure to subprime mortgage loans in the investment portfolio. At September 30, 2014, the Company’s consolidated investment securities portfolio had an effective duration of approximately 3.12 years.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Total proceeds from the sale of AFS securities for the first nine months of 2014 were $5.2 million resulting in $182,000 of gross investment security gains and $5,000 of gross security losses. Total proceeds from the sale of AFS securities for the first nine months of 2013 were $2.3 million resulting in $137,000 of gross investment security gains. There were no sales of AFS securities in the third quarter of 2014. Sales of AFS securities in the third quarter of 2013 were $1.1 million resulting in $66,000 of gross investment security gains.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $119,411,000 at September 30, 2014 and $110,780,000 at December 31, 2013.

The following tables present information concerning investments with unrealized losses as of September 30, 2014 and December 31, 2013 (in thousands):

Total investment securities:

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$50	$(1)	$3,843	$(57)	$3,893	$(58)
US Agency mortgage-backed securities	16,415	(68)	26,320	(767)	42,735	(835)
Taxable municipal	984	(11)	968	(43)	1,952	(54)
Corporate bonds and other securities	2,933	(62)	8,847	(151)	11,780	(213)
Total	$20,382	$(142)	$39,978	$(1,018)	$60,360	$(1,160)

Total investment securities:

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$3,812	$(64)	$938	$(62)	$4,750	$(126)
US Agency mortgage-backed securities	52,163	(1,701)	669	(3)	52,832	(1,704)
Taxable municipal	891	(120)	—	—	891	(120)
Corporate bonds and other securities	9,687	(300)	2,957	(43)	12,644	(343)
Total	$66,553	$(2,185)	$4,564	$(108)	$71,117	$(2,293)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 53 positions that are considered temporarily impaired at September 30, 2014. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Contractual maturities of securities at September 30, 2014 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Total investment securities:

	September 30, 2014
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$1,000	$1,018	$2,000	$1,990
After 1 year but within 5 years	13,827	13,944	1,000	979
After 5 years but within 10 years	17,881	18,026	3,325	3,246
After 10 years but within 15 years	60,072	61,067	1,011	968
Over 15 years	35,940	36,918	12,162	12,443
Total	$128,720	$130,973	$19,498	$19,626

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Commercial	$134,352	$120,102
Commercial loans secured by real estate	404,243	411,691
Real estate-mortgage	257,567	235,689
Consumer	17,761	15,864
Loans, net of unearned income	$813,923	$783,346

Loan balances at September 30, 2014 and December 31, 2013 are net of unearned income of $554,000 and $581,000, respectively. Real estate-construction loans comprised 3.5% and 3.0% of total loans, net of unearned income at September 30, 2014 and December 31, 2013, respectively.

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and nine month periods ending September 30, 2014 and 2013 (in thousands).

	Three months ended September 30, 2014
	Balance at June 30, 2014	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2014
Commercial	$3,254	$—	$6	$35	$3,295
Commercial loans secured by real estate	4,475	(506)	24	(78)	3,915
Real estate-mortgage	1,301	(103)	29	115	1,342
Consumer	145	(24)	6	24	151
Allocation for general risk	975	—	—	(96)	879
Total	$10,150	$(633)	$65	$—	$9,582

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	Three months ended September 30, 2013
	Balance at June 30, 2013	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2013
Commercial	$2,780	$—	$17	$891	$3,688
Commercial loans secured by real estate	5,983	—	39	(993)	5,029
Real estate-mortgage	1,279	(49)	31	62	1,323
Consumer	146	(8)	8	(6)	140
Allocation for general risk	957	—	—	46	1,003
Total	$11,145	$(57)	$95	$—	$11,183

	Nine months ended September 30, 2014
	Balance at December 31, 2013	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2014
Commercial	$2,844	$(72)	$111	$412	$3,295
Commercial loans secured by real estate	4,885	(572)	196	(594)	3,915
Real estate-mortgage	1,260	(176)	54	204	1,342
Consumer	136	(82)	19	78	151
Allocation for general risk	979	—	—	(100)	879
Total	$10,104	$(902)	$380	$—	$9,582

	Nine months ended September 30, 2013
	Balance at December 31, 2012	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2013
Commercial	$2,596	$—	$48	$1,044	$3,688
Commercial loans secured by real estate	7,796	(1,480)	181	(1,468)	5,029
Real estate-mortgage	1,269	(96)	98	52	1,323
Consumer	150	(87)	48	29	140
Allocation for general risk	760	—	—	243	1,003
Total	$12,571	$(1,663)	$375	$(100)	$11,183

As a result of successful ongoing problem credit resolution efforts, the Company achieved further asset quality improvements in 2014 and 2013, specifically in the commercial loans secured by real estate category, which resulted in no provision in 2014 and a credit provision in 2013.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At September 30, 2014
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$—	$1,444	$—	$—		$1,444
Collectively evaluated for impairment	134,352	402,799	257,567	17,761		812,479
Total loans	$134,352	$404,243	$257,567	$17,761		$813,923
Allowance for loan losses:
Specific reserve allocation	$—	$547	$—	$—	$—	$547
General reserve allocation	3,295	3,368	1,342	151	879	9,035
Total allowance for loan losses	$3,295	$3,915	$1,342	$151	$879	$9,582

	At December 31, 2013
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$—	$3,005	$—	$61		$3,066
Collectively evaluated for impairment	120,102	408,686	235,689	15,803		780,280
Total loans	$120,102	$411,691	$235,689	$15,864		$783,346
Allowance for loan losses:
Specific reserve allocation	$—	$812	$—	$1	$—	$813
General reserve allocation	2,844	4,073	1,260	135	979	9,291
Total allowance for loan losses	$2,844	$4,885	$1,260	$136	$979	$10,104

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

	September 30, 2014
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$1,064	$547	$380	$1,444	$1,981
Total impaired loans	$1,064	$547	$380	$1,444	$1,981

	December 31, 2013
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$3,005	$812	$—	$3,005	$3,118
Consumer	61	1	—	61	61
Total impaired loans	$3,066	$813	$—	$3,066	$3,179

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Average loan balance:
Commercial	$—	$50	$—	$6
Commercial loans secured by real estate	1,897	2,170	2,012	2,904
Consumer	—	63	—	18
Average investment in impaired loans	$1,897	$2,283	$2,012	$2,928
Interest income recognized:
Commercial loans secured by real estate	$4	$3	$6	$7
Consumer	—	—	—	1
Interest income recognized on a cash basis on impaired loans	$4	$3	$6	$8

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

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$128,253	$100	$5,861	$138	$134,352
Commercial loans secured by real estate	399,334	627	3,995	287	404,243
Total	$527,587	$727	$9,856	$425	$538,595

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$108,623	$8,880	$2,599	$—	$120,102
Commercial loans secured by real estate	396,788	6,961	7,482	460	411,691
Total	$505,411	$15,841	$10,081	$460	$531,793

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

	September 30, 2014
	Performing	Non-Performing
Real estate-mortgage	$255,796	$1,771
Consumer	17,761	—
Total	$273,557	$1,771

	December 31, 2013
	Performing	Non-Performing
Real estate-mortgage	$234,450	$1,239
Consumer	15,803	61
Total	$250,253	$1,300

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	September 30, 2014
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$134,287	$65	$—	$—	$65	$134,352	$—
Commercial loans secured by real estate	403,561	250	—	432	682	404,243	—
Real estate-mortgage	254,076	1,605	422	1,464	3,491	257,567	—
Consumer	17,672	67	22	—	89	17,761	—
Total	$809,596	$1,987	$444	$1,896	$4,327	$813,923	$—

	December 31, 2013
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$120,102	$—	$—	$—	$—	$120,102	$—
Commercial loans secured by real estate	410,619	457	—	615	1,072	411,691	—
Real estate-mortgage	231,740	2,232	670	1,047	3,949	235,689	—
Consumer	15,804	33	27	—	60	15,864	—
Total	$778,265	$2,722	$697	$1,662	$5,081	$783,346	$—

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

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	September 30, 2014	December 31, 2013
Non-accrual loans
Commercial loans secured by real estate	$1,230	$1,632
Real estate-mortgage	1,771	1,239
Total	3,001	2,871
Other real estate owned
Commercial loans secured by real estate	592	344
Real estate-mortgage	91	673
Total	683	1,017
TDR’s not in non-accrual	214	221
Total non-performing assets including TDR	$3,898	$4,109
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.48%	0.52%

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income due in accordance with original terms	$39	$37	$106	$139
Interest income recorded	—	—	—	—
Net reduction in interest income	$39	$37	$106	$139

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)  – (continued)

The Company had no loans modified as TDRs during the three month period ended September 30, 2014.

The following table details the loans modified as TDRs during the nine month period ended September 30, 2014 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	1	$138	Extension of maturity date

The following table details the loans modified as TDRs during the three and nine month periods ended on September 30, 2013.

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Consumer	1	$51	Extension of maturity date

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same. The specific ALL reserve for loans modified as TDR’s was $503,000 and $372,000 as of September 30, 2014 and 2013, respectively.

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

The following table presents the recorded investment in loans that were modified as TDR’s during each 12-month period prior to the current reporting periods, which begin January 1, 2014 and 2013 (nine month periods) and July 1, 2014 and 2013 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Recorded investment of defaults
Commercial loan secured by real estate	$—	$—	$—	$1,320
Total	$—	$—	$—	$1,320

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At September 30, 2014
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$26,438	0.26%
Advances	2015	4,000	0.52
	2016	12,000	0.81
	2017	12,000	1.06
	2018	9,000	1.54
Total advances		37,000	1.04
Total FHLB borrowings		$63,438	0.71%

	At December 31, 2013
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$41,555	0.25%
Advances	2015	4,000	0.52
	2016	12,000	0.81
	2017	7,000	1.07
	2018	2,000	1.47
Total advances		25,000	0.89
Total FHLB borrowings		$66,555	0.49%

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

DIVIDEND PERIOD ANNUALIZED		ANNUALIZED DIVIDEND RATE
BEGINNING	ENDING
August 11, 2011	December 31, 2011	5.0%
January 1, 2012	December 31, 2013	1.0% to 5.0%
January 1, 2014	February 7, 2016	1.0% to 7.0%(1)
February 8, 2016	Redemption	9.0%(2)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Preferred Stock  – (continued)

(1)	Between January 1, 2014 and February 7, 2016, the Company’s dividend rate was fixed at 1% based upon the level of percentage change in QSBL between September 30, 2013 and the Baseline.
(2)	Beginning on February 8, 2016, the dividend rate will be fixed at nine percent (9%) per annum.

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

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30, 2014			Three months ended September 30, 2013
	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$1,950	$(6,659)	$(4,709)	$1,714	$(8,977)	$(7,263)
Other comprehensive income (loss) before reclassifications	(463)	—	(463)	116	—	116
Amounts reclassified from accumulated other comprehensive loss	—	527	527	(43)	—	(43)
Net current period other comprehensive income (loss)	(463)	527	64	73	—	73
Ending balance	$1,487	$(6,132)	$(4,645)	$1,787	$(8,977)	$(7,190)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss  – (continued)

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$1,043	$(6,918)	$(5,875)	$4,141	$(9,520)	$(5,379)
Other comprehensive income (loss) before reclassifications	561	259	820	(2,264)	103	(2,161)
Amounts reclassified from accumulated other comprehensive loss	(117)	527	410	(90)	440	350
Net current period other comprehensive income (loss)	444	786	1,230	(2,354)	543	(1,811)
Ending balance	$1,487	$(6,132)	$(4,645)	$1,787	$(8,977)	$(7,190)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended September 30, 2014 and 2013 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)		Affected line item in the statement of operations
Details about accumulated other comprehensive loss components	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Unrealized gains and losses on sale of securities
	$—	$(66)	Net realized gains on investment securities
	—	23	Provision for income tax expense
	$—	$(43)	Net of tax
Amortization of defined benefit items(2)
Recognized net actuarial loss	$813	$—	Salaries and employee benefits
Prior service cost	(14)	—	Salaries and employee benefits
	799	—	Pretax income
	(272)	—	Provision for income tax expense
	$527	$—	Net income
Total reclassifications for the period	$527	$(43)	Net income

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss  – (continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)		Affected line item in the statement of operations
Details about accumulated other comprehensive loss components	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Unrealized gains and losses on sale of securities
	$(177)	$(137)	Net realized gains on investment securities
	60	47	Provision for income tax expense
	$(117)	$(90)	Net of tax
Amortization of defined benefit items(2)
Recognized net actuarial loss	$813	$682	Salaries and employee benefits
Prior service cost	(14)	(10)	Salaries and employee benefits
Transition asset	—	(4)	Salaries and employee benefits
	799	668	Pretax income
	(272)	(228)	Provision for income tax expense
	$527	$440	Net income
Total reclassifications for the period	$410	$350	Net income

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital  – (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2014, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as Well Capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.86% at September 30, 2014 (in thousands, except ratios).

	At September 30, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$130,416	15.00%	$69,571	8.00%	$86,964	10.00%
AmeriServ Financial Bank	106,597	12.39	68,822	8.00	86,027	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	120,042	13.80	34,786	4.00	52,178	6.00
AmeriServ Financial Bank	96,223	11.19	34,411	4.00	51,616	6.00
Tier 1 Capital (To Average Assets) Consolidated	120,042	11.44	41,977	4.00	52,471	5.00
AmeriServ Financial Bank	96,223	9.41	40,921	4.00	51,151	5.00

	At December 31, 2013
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets) Consolidated	$128,469	15.28%	$67,247	8.00%	$84,059	10.00%
AmeriServ Financial Bank	103,009	12.39	66,506	8.00	83,132	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	117,957	14.03	33,624	4.00	50,435	6.00
AmeriServ Financial Bank	92,611	11.14	33,253	4.00	49,879	6.00
Tier 1 Capital (To Average Assets) Consolidated	117,957	11.45	41,204	4.00	51,505	5.00
AmeriServ Financial Bank	92,611	9.23	40,124	4.00	50,155	5.00

On July 2, 2013, the Board of Governors of the Federal Reserve System approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act, which will require institutions to, among other things, have more capital and a higher quality of capital by increasing the minimum regulatory capital ratios, and requiring capital buffers. The new rules become effective for the Company and the Bank on January 1, 2015, with an implementation period that stretches to 2019. The Company is continuing to review the impact of these new rules and currently expects that its capital position will be more than adequate to meet the revised regulatory capital requirements upon their implementation. For a more detailed discussion see the Capital Resources section of the MD&A.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial banking to businesses includes commercial loans, and commercial real-estate loans. The trust segment contains our wealth management businesses which include the Trust Company, West Chester Capital Advisors (WCCA), our registered investment advisory firm and financial services. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial services include the sale of mutual funds, annuities, and insurance products. The Wealth management businesses also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The company recognized goodwill in connection with the acquisition of WCCA in 2007. In the third quarter of 2014, the Company performed a goodwill impairment test and determined that the fair value of WCCA was less than its carrying value and, accordingly, recorded an impairment charge of $669,000, which is included in net income (loss) for the Trust segment in the table below. The goodwill impairment charge was the result of a reduction in earnings power caused by the departure of WCCA’s former CEO and subsequent loss of a meaningful number of clients. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three months ended September 30, 2014		Nine months ended September 30, 2014		September 30, 2014
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,651	$706	$19,238	$1,671	$359,932
Commercial banking	4,279	1,141	12,691	3,267	557,909
Trust	1,907	(432)	6,062	232	4,457
Investment/Parent	(841)	(1,050)	(1,916)	(2,896)	148,133
Total	$11,996	$365	$36,075	$2,274	$1,070,431

	Three months ended September 30, 2013		Nine months ended September 30, 2013		December 31, 2013
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,775	$729	$20,285	$2,339	$347,823
Commercial banking	4,075	1,136	11,943	3,189	545,556
Trust	2,048	310	6,216	816	4,722
Investment/Parent	(712)	(949)	(2,304)	(2,992)	157,935
Total	$12,186	$1,226	$36,140	$3,352	$1,056,036

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $172.1 million and standby letters of credit of $12.1 million as of September 30, 2014. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

16. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$430	$453	$1,290	$1,359
Interest cost	331	291	993	873
Expected return on plan assets	(498)	(440)	(1,494)	(1,320)
Amortization of prior year service cost	(5)	(5)	(15)	(15)
Amortization of transition asset	—	(2)	—	(6)
Recognized net actuarial loss	272	341	816	1,023
Net periodic pension cost	$530	$638	$1,590	$1,914

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

The following tables present the assets reported on the Consolidated Balance Sheets at their fair value as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2014 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$6,905	$—	$6,905	$—
US Agency mortgage-backed securities	110,685	—	110,685	—
Corporate bonds	13,383	—	13,383	—

	Fair Value Measurements at December 31, 2013 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$6,835	$—	$6,835	$—
US Agency mortgage-backed securities	123,382	—	123,382	—
Corporate bonds	11,761	—	11,761	—
Assets Measured on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At September 30, 2014, impaired loans with a carrying value of $1.4 million were reduced by a specific valuation allowance totaling $547,000 resulting in a net fair value of $897,000. At December 31, 2013, impaired loans with a carrying value of $3.1 million were reduced by a specific valuation allowance totaling $813,000 million resulting in a net fair value of $2.3 million.

Other real estate owned is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements at September 30, 2014 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$897	$—	$—	$897
Other real estate owned	683	—	—	683

	Fair Value Measurements at December 31, 2013 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,253	$—	$—	$2,253
Other real estate owned	1,017	—	—	1,017

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

September 30, 2014	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$897	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses(2)	0% to 35% (30)% 1% to 15% (10)%
Other real estate owned	683	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses(2)	0% to 48% (38)% 1% to 20% (10)%

December 31, 2013	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$2,253	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses(2)	0% to 37% (30)% 1% to 15% (10)%
Other real estate owned	1,017	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses(2)	0% to 48% (38)% 1% to 20% (10)%

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at September 30, 2014 and December 31, 2013, were as follows (in thousands):

	September 30, 2014
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$23,482	$23,482	$23,482	$—	$—
Investment securities – AFS	130,973	130,973	—	130,973	—
Investment securities – HTM	19,498	19,626	—	16,657	2,969
Regulatory stock	7,152	7,152	7,152	—	—
Loans held for sale	3,964	4,043	4,043	—	—
Loans, net of allowance for loan loss and unearned income	804,341	803,931	—	—	803,931
Accrued interest income receivable	3,280	3,280	3,280	—	—
Bank owned life insurance	37,228	37,228	37,228	—	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

	September 30, 2014
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$576,943	$576,943	$576,943	$—	$—
Deposits with stated maturities	295,227	289,078	—	—	289,078
Short-term borrowings	26,438	26,438	26,438	—	—
All other borrowings	50,085	53,479	—	—	53,479
Accrued interest payable	1,611	1,611	1,611	—	—

	December 31, 2013
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$30,066	$30,066	$30,066	$—	$—
Investment securities – AFS	141,978	141,978	—	141,978	—
Investment securities – HTM	18,187	17,788	—	14,822	2,966
Regulatory stock	6,802	6,802	6,802	—	—
Loans held for sale	3,402	3,453	3,453	—	—
Loans, net of allowance for loan loss and unearned income	773,242	771,460	—	—	771,460
Accrued interest income receivable	2,908	2,908	2,908	—	—
Bank owned life insurance	36,669	36,669	36,669	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$546,384	$546,384	$546,384	$—	$—
Deposits with stated maturities	308,138	313,272	—	—	313,272
Short-term borrowings	41,555	41,555	41,555	—	—
All other borrowings	38,085	40,598	—	—	40,598
Accrued interest payable	1,784	1,784	1,784	—	—

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)

.....2014 THIRD QUARTER SUMMARY OVERVIEW.....AmeriServ reported net income available to common shareholders of $312,000 or $0.02 per diluted share for the third quarter of 2014. This represents a decline from the $1,173,000 or $0.06 per diluted share reported for the third quarter of 2013. This means that for the nine month period ending on September 30, 2014, AmeriServ has reported net income available to common shareholders of $2,116,000 or $0.11 per diluted share as compared to the same period of 2013 when net income available to common shareholders was $3,195,000 or $0.17 per diluted share. These results reflect a series of actions taken by the Board and management with the goal of improving future profitability. However, we will first discuss the impact of a negative event which occurred at West Chester Capital Advisors (WCCA), our registered investment advisory subsidiary that was disclosed previously in a press release and 8-K filing on September 25, 2014.

In 2007, AmeriServ acquired WCCA in its entirety, as a logical addition to the strong wealth management offerings of AmeriServ Trust and Financial Services (Trust Company). The founder of WCCA became an employee and chief executive officer of WCCA, and remained so designated until he submitted his resignation effective January 31, 2014. Since 2011, the Trust Company management has been working to integrate the investment expertise of WCCA and the Trust Company into a single coordinated unit within WCCA to offer clients expanded investment opportunities. However, following his separation from WCCA on January 31, 2014 and during the subsequent litigation involving violations of certain restrictions contained within his employment agreement, some customers chose to move their investment accounts from WCCA. This event caused a reduction in WCCA’s projected earnings capacity which resulted in AmeriServ reducing the value of the goodwill attributed to WCCA by $669,000 in the third quarter of 2014.

We are also focused on ways to improve the overall profitability of the franchise. Our first concern was to be certain that our products and services have been performing well in the market place. It goes without saying that satisfied customers are the key to the future. In this review, we have noted that loans outstanding have increased since September 30, 2013 by over $54 million, or 7.1%, in a rather lackluster economy. During that same period, customer deposits have increased by $20 million, or 2.4%, aiding our loan to deposit ratio. In addition, the Trust Company subsidiary has increased its fee revenues by $248,000, or 4.5%, since September 30, 2013. We believe these are indicators of AmeriServ’s return to a community banking strategy in recent years. However, our inquiries also revealed that in this very same period AmeriServ’s non-interest expenses increased by $1,124,000, or 3.6%. The simple fact became apparent that this expense growth was reducing the impact of the positive growth in revenues. During the remainder of 2014 and continuing into 2015, and perhaps beyond, we are taking a series of specific actions to reduce this growth of expenses.

•	The Federal Reserve continues to pursue its Zero Interest Rate program. The actual success of this program is debated constantly, but it is believed that the program has had a severe negative impact on savers, on community bank profitability and on pension funds. The defined benefit pension plan, which was common in the latter half of the 20th Century, has been disappearing as its financial viability has diminished. During 2013 and 2014, AmeriServ has taken the necessary steps to reduce its defined benefit pension plan during the next few years. The pensions of present employees will be protected, but new employees will be offered the popular alternative, the defined contribution plan. This action will be a positive for AmeriServ profitability as the transition proceeds.
•	As AmeriServ’s customer services have expanded, there has been an increasing workload for many AmeriServ employees. Therefore, during 2014, AmeriServ invited a well-known consulting firm to analyze our procedures and make cost rationalization recommendations based on their opinion of best practices in banking. The bill for the analysis was $150,000, but it contained 50 separate recommendations. We expect that the savings potential will exceed the amount of the bill as the recommendations are implemented in 2014 and beyond. We believe this program will have a positive effect on earnings per share by increasing efficiency in every department involved in the analysis.
•	Banking is becoming a very technologically oriented industry, incorporating smart phones, iPads, and creative new software applications. Admittedly, at first, the primary thrust of technology in banking was to shrink costs. But as we become more proficient, we have found it also can improve customer service and provide entirely new and unforeseen advantages. During 2014, the fast growing Trust Company converted to an entirely new state of the art technology platform. We should note that new technology always has an up-front cost and a period of conversion and staff training. We believe the gains will justify the costs. Therefore, the intelligent use of advanced technology has been, and will be, a part of our search for better customer service and more robust profits for our shareholders.

Now let us gather this all together in something of a synergistic context. The basic theme is actually quite simple. We believe AmeriServ is performing well in bringing customers to use AmeriServ products and services. This is because the products themselves are good, and the staff is experienced and motivated. But AmeriServ must seek improvements in efficiency. This is a company-wide challenge and everyone is being asked to contribute.

Over the last 10 years, AmeriServ has become an integral part of its markets. AmeriServ is a safe and sound community bank with a Trust Company that has posted four consecutive years of double digit bottom line growth. This experience has convinced us that community banks can have a bright future. But we also remember the time honored axiom that nothing of real value is seldom achieved without hard work. Our job is to make AmeriServ not merely safe and sound but also a more efficient company with improving profitability.

THREE MONTHS ENDED SEPTEMBER 30, 2014 VS. THREE MONTHS ENDED SEPTEMBER 30, 2013

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended September 30, 2014	Three months ended September 30, 2013
Net income	$365	$1,226
Net income available to common shareholders	312	1,173
Diluted earnings per share	0.02	0.06
Return on average assets (annualized)	0.14%	0.47%
Return on average equity (annualized)	1.25%	4.44%

The Company reported third quarter 2014 net income available to common shareholders of $312,000, or $0.02 per diluted common share. This compares to net income available to common shareholders of $1,173,000, or $0.06 per diluted common share, reported for the third quarter of 2013. As previously disclosed, the Company’s third quarter 2014 financial performance was negatively impacted by a $669,000 goodwill impairment charge related to its registered investment advisory subsidiary and approximately $150,000 of non-recurring expenses related to a profitability improvement project. Both of these items contributed to higher non-interest expense in the third quarter of 2014. Total revenue also declined in the third quarter of 2014 as a $203,000 increase in net interest income was more than offset by a $393,000 reduction in non-interest income.

.....NET INTEREST INCOME AND MARGIN.....The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the third quarter of 2014 to the third quarter of 2013 (in thousands, except percentages):

	Three months ended September 30, 2014	Three months ended September 30, 2013	$ Change	% Change
Interest income	$10,019	$9,811	$208	2.1%
Interest expense	1,616	1,611	5	0.3
Net interest income	$8,403	$8,200	$203	2.5
Net interest margin	3.42%	3.46%	(0.04)	N/M

N/M — not meaningful

The Company’s net interest income in the third quarter of 2014 increased by $203,000, or 2.5%, when compared to the third quarter of 2013. The Company’s net interest margin of 3.42% for the third quarter of 2014 was four basis points lower than the net interest margin of 3.46% for the third quarter 2013. We believe that this performance demonstrates that the recent pace of net interest margin contraction has slowed from the pace of margin decline experienced over the previous two years. The Company has been able to mitigate this net interest margin pressure and increase net interest income by both growing its earning assets and reducing its cost of funds. Specifically, the earning asset growth has occurred in the loan portfolio as total loans averaged $809 million in the third quarter of 2014 which is $54 million, or 7.1%, higher than the $755 million average for the same period in 2013. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans, which qualify as Small Business Lending Fund (SBLF) loans. As a result of this growth in SBLF qualified loans, the Company has locked in the lowest preferred dividend rate available under the program of 1% until the first quarter of 2016. Interest income in 2014 has also benefitted from reduced premium amortization on mortgage backed securities due to slower mortgage prepayment speeds.

Total interest expense for the third quarter of 2014 only increased by $5,000 from the 2013 third quarter due to the Company’s proactive efforts to reduce deposit costs. The Company experienced growth in deposits which reflects the loyalty of our core deposit base and ongoing efforts to cross sell new loan customers into deposit products. Specifically, total deposits averaged $877 million for the third quarter of 2014 which is $22 million, or 2.6%, higher than the $855 million average in the third quarter of 2013. The Company’s loan to deposit ratio has increased to 93.3% at September 30, 2014 from 89.3% at September 30, 2013.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2014 and September 30, 2013 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended September 30 (In thousands, except percentages)

	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$808,731	$9,025	4.40%	$754,996	$8,771	4.57%
Interest bearing deposits	7,207	1	0.03	6,542	1	0.06
Short-term investment in money market funds	1,449	2	0.66	2,632	1	0.21
Federal funds sold	—	—	—	318	—	0.03
Investment securities – AFS	136,172	859	2.53	153,925	911	2.37
Investment securities – HTM	19,644	138	2.81	18,955	133	2.81
Total investment securities	155,816	997	2.56	172,880	1,044	2.42
Total interest earning assets/ interest income	973,203	10,025	4.08	937,368	9,817	4.15
Non-interest earning assets:
Cash and due from banks	16,027			16,469
Premises and equipment	13,477			13,018
Other assets	69,528			72,125
Allowance for loan losses	(10,040)			(11,177)
TOTAL ASSETS	$1,062,195			$1,027,803
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$104,197	$52	0.20%	$79,224	$37	0.19%
Savings	89,522	36	0.16	88,270	35	0.16
Money markets	228,353	196	0.34	211,725	182	0.34
Time deposits	299,730	953	1.26	315,890	1,020	1.28
Total interest bearing deposits	721,802	1,237	0.69	695,109	1,274	0.73
Short-term borrowings	12,933	10	0.27	18,711	12	0.26
Advances from Federal Home Loan Bank	34,729	89	0.97	20,193	45	0.88
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/ interest expense	782,549	1,616	0.82	747,098	1,611	0.86
Non-interest bearing liabilities:
Demand deposits	155,157			159,627
Other liabilities	8,143			11,622
Shareholders’ equity	116,346			109,456
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,062,195			$1,027,803
Interest rate spread			3.26			3.29
Net interest income/Net interest margin		8,409	3.42%		8,206	3.46%
Tax-equivalent adjustment		(6)			(6)
Net Interest Income		$8,403			$8,200

.....PROVISION FOR LOAN LOSSES.....The Company did not record a provision for loan losses in the third quarter of 2014 or 2013. The Company continued to maintain outstanding asset quality in the third quarter of 2014. At September 30, 2014, non-performing assets totaled $3.9 million, or 0.48% of total loans, which represents the second time that our non-performing assets have been under $4 million in the past seven quarters. The Company experienced net loan charge-offs of $568,000, or 0.28% of total loans, in the third quarter of 2014 compared to net loan recoveries of $38,000, or 0.02% of total loans, in the third quarter of 2013. The third quarter of 2014 represented the first quarter this year that we experienced net loan charge-offs as the Company had net loan recoveries in both the first and second quarter of 2014. When determining the provision for loan losses, the Company considers a number of factors, some of which include periodic credit reviews, non-performing assets, loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends. In summary, the allowance for loan losses provided a strong 298% coverage of non-performing loans at September 30, 2014, compared to 327% coverage of non-performing loans at December 31, 2013.

.....NON-INTEREST INCOME.....Non-interest income for the third quarter of 2014 totaled $3.6 million and decreased $393,000, or 9.9%, from the third quarter 2013 performance. Factors contributing to this lower level of non-interest income for the quarter included:

*	a $140,000 decrease in other income due largely to reduced gains realized on the sale of other real estate owned and lower financial services commission revenue.
*	a $86,000, or 4.5%, decrease in trust and investment advisory fees resulting from client attrition at WCCA due to the departure of its former CEO in that business earlier in January 2014.
*	a $66,000 reduction in gains realized on the sale of investment securities in the third quarter of 2014 as the Company took advantage of market opportunities to sell certain rapidly prepaying mortgage backed securities in the third quarter of 2013.

.....NON-INTEREST EXPENSE.....Non-interest expense for the third quarter of 2014 totaled $11.2 million and increased by $830,000, or 8.0%, from the prior year’s third quarter. Factors contributing to the higher non-interest expense in the quarter included:

*	the recognition of a $669,000 goodwill impairment charge during the third quarter of 2014. The voluntary departure of WCCA’s former CEO, and the related litigation against him for violations of his employment agreement, caused disruption within the WCCA customer base during 2014. This disruption ultimately led to the loss of certain clients and a reduction in the projected earnings capacity of WCCA which caused the Company to incur the goodwill impairment charge.
*	a $326,000 increase in professional fees due in part to approximately $150,000 of consulting costs related to a profitability improvement project in the third quarter of 2014. The Company expects to achieve a significant payback on the costs related to the profitability improvement project as we evaluate and prioritize recommendations for implementation beginning in the fourth quarter of 2014 and continuing into 2015. The remainder of the increase in professional fees was due to new recurring costs related to outsourcing our computer operations and statement processing to a third party vendor.
*	a $112,000, or 1.8%, decrease in salaries and employee benefits due to lower pension expense and incentive compensation expense in the third quarter of 2014.

NINE MONTHS ENDED SEPTEMBER 30, 2014 VS. NINE MONTHS ENDED SEPTEMBER 30, 2013

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Net income	$2,274	$3,352
Net income available to common shareholders	2,116	3,195
Diluted earnings per share	0.11	0.17
Return on average assets (annualized)	0.29%	0.44%
Return on average equity (annualized)	2.64%	4.05%

For the nine month period ended September 30, 2014, the Company reported net income available to common shareholders of $2,116,000, or $0.11 per diluted share. This represented a 35.3% decline in earnings per share from the same nine month period in 2013 where net income available to common shareholders totaled $3,195,000 or $0.17 per diluted common share. The factors causing the decline in earnings in 2014 were reduced non-interest income and higher non-interest expense. These negative items more than offset a 4.3% increase in net interest income in the first nine months of 2014 due to the previously mentioned solid loan growth the Company has achieved over the past year.

.....NET INTEREST INCOME AND MARGIN.....The following table compares the Company’s net interest income performance for the first nine months of 2014 to the first nine months of 2013 (in thousands, except percentages):

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	$ Chang	% Change
Interest income	$30,097	$29,140	$957	3.3%
Interest expense	4,785	4,877	(92)	(1.9)
Net interest income	$25,312	$24,263	$1,049	4.3
Net interest margin	3.48%	3.52%	(0.04)	N/M

N/M — not meaningful

The Company’s net interest income in the first nine months of 2014 increased by $1.0 million or 4.3% when compared to the first nine months of 2013. The Company’s net interest margin of 3.48% for the first nine months of 2014 was four basis points lower than the net interest margin of 3.52% for the first nine months of 2013. The reduced net interest margin demonstrates the impact of Federal Reserve low interest rate policies which have pressured interest revenue. The Company has been able to mitigate this net interest margin pressure and to increase net interest income by both growing its earning assets and reducing its cost of funds. Specifically, the earning asset growth has occurred in the loan portfolio as total loans averaged $797 million in the first nine months of 2014 which is $60 million, or 8.2%, higher than the $737 million average for the same period in 2013. Interest income in 2014 has also benefitted from reduced premium amortization on mortgage backed securities due to slower mortgage prepayment speeds which has caused the yield on the total securities portfolio to increase by 11 basis points to 2.60% in the first nine months of 2014. The size of the total securities portfolio and short term investments has decreased on average by $10 million in 2014 as the Company has utilized cash flow from these instruments to help fund the previously mentioned loan growth.

Total interest expense for the first nine months of 2014 declined by $92,000 from the first nine months of 2013 due to the Company’s proactive efforts to reduce deposit costs. Even with this reduction in deposit costs, the Company still experienced growth in deposits which reflects the loyalty of our core deposit base and ongoing efforts to cross sell new loan customers into deposit products. Specifically, total deposits averaged a record level of $870 million for the first nine months of 2014 which is $26 million, or 3.1%, higher than the $844 million average in the first nine months of 2013. This decreased interest cost for deposits has been partially offset by a $132,000 increase in the interest cost for borrowings as the Company has utilized more FHLB term advances to extend borrowings and provide protection against rising interest rates in future periods. These FHLB term advances have maturities ranging between three and five years.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended September 30, 2014 and September 30, 2013. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 34.

Nine months ended September 30 (In thousands, except percentages)

	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$797,090	$27,008	4.49%	$736,896	$26,002	4.67%
Interest bearing deposits	6,904	3	0.06	8,541	5	0.09
Short-term investment in money market funds	2,635	6	0.21	3,437	7	0.26
Federal funds sold	—	—	—	106	—	0.04
Investment securities – AFS	139,548	2,688	2.57	151,041	2,774	2.45
Investment securities – HTM	19,103	410	2.86	17,625	371	2.81
Total investment securities	158,651	3,098	2.60	168,666	3,145	2.49
Total interest earning assets/ interest income	965,280	30,115	4.15	917,646	29,159	4.23
Non-interest earning assets:
Cash and due from banks	15,755			16,720
Premises and equipment	13,273			12,656
Other assets	69,635			76,683
Allowance for loan losses	(10,101)			(11,571)
TOTAL ASSETS	$1,053,842			$1,012,134
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$95,688	$140	0.20%	$72,308	$99	0.18%
Savings	89,647	107	0.16	88,128	104	0.16
Money markets	228,898	584	0.34	210,993	549	0.35
Time deposits	301,959	2,857	1.27	313,075	3,160	1.35
Total interest bearing deposits	716,192	3,688	0.69	684,504	3,912	0.76
Short-term borrowings	16,606	34	0.26	13,590	25	0.25
Advances from Federal Home Loan Bank	30,605	223	0.97	16,537	100	0.80
Guaranteed junior subordinated deferrable interest debentures	13,085	840	8.57	13,085	840	8.57
Total interest bearing liabilities/ interest expense	776,488	4,785	0.82	727,716	4,877	0.90
Non-interest bearing liabilities:
Demand deposits	153,648			159,550
Other liabilities	8,395			14,298
Shareholders’ equity	115,311			110,570
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,053,842			$1,012,134
Interest rate spread			3.33			3.33
Net interest income/Net interest margin		25,330	3.48%		24,282	3.52%
Tax-equivalent adjustment		(18)			(19)
Net Interest Income		$25,312			$24,263

.....PROVISION FOR LOAN LOSSES..... For the nine month period during 2014, the Company did not record a provision for loan losses compared to a $100,000 negative provision in the first nine months of 2013. Overall, sustained improvements in asset quality evidenced by low levels of non-performing assets and classified loans has allowed the Company to benefit from zero or negative loan loss provisions in both 2014 and 2013 while still maintaining strong coverage ratios. For the first nine months of 2014 actual credit losses realized through net charge-offs totaled $522,000, or 0.09% of total loans, which represents a decrease from the first nine months of 2013 when net charge-offs totaled $1.3 million, or 0.23% of total loans. The allowance for loan losses was 1.18% of total loans at September 30, 2014, compared to 1.29% of total loans at December 31, 2013.

.....NON-INTEREST INCOME.....Non-interest income for the first nine months of 2014 totaled $10.8 million and decreased $1.1 million, or 9.4%, from the first nine months 2013 performance. Factors contributing to this lower level of non-interest income for the period included:

*	reduced revenue from residential mortgage banking activities was caused by both lower refinance activity due to higher mortgage rates and reduced purchase activity due to the harsh winter weather conditions in the first quarter. As a result, gains realized on residential mortgage loan sales into the secondary market declined by $365,000, or 40.0%, and mortgage related fees dropped by $174,000 due largely to lower mortgage origination and underwriting fees.
*	a $272,000 decrease in other income due to a net unfavorable swing of $136,000 on other real estate owned property transactions and lower financial services commission revenue in 2014.
*	a $234,000 decrease in bank owned life insurance revenue due largely to the receipt of a death claim in the prior year.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first nine months of 2014 totaled $32.6 million and increased by $1.1 million, or 3.6%, from the prior year’s first nine months. Factors contributing to the higher non-interest expense in the period included:

*	professional fees increased by $913,000 for the nine month period due to higher legal costs related to litigation against the former CEO of WCCA for violations of provisions in his employment agreement, the consulting costs associated with our profitability improvement project and new recurring costs related to outsourcing our computer operations and statement processing to a third party vendor. The overall cost savings benefit from outsourcing these services is captured in lower personnel costs in these departments and reduced software expense, which is a key factor contributing to the decline in other expenses of $166,000 for the nine month period in 2014.
*	the previously discussed $669,000 goodwill impairment charge at WCCA in 2014.
*	a $217,000 decrease in miscellaneous taxes and insurance due to reduced Pennsylvania bank shares tax expense resulting from a change in the calculation methodology that took effect January 1, 2014.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $1.2 million, or an effective tax rate of 34.5%, in the first nine months of 2014 compared to income tax expense of $1.4 million, or an effective tax rate of 29.6%, for the first nine months of 2013. The higher effective tax rate in 2014 was primarily due to the non-deductibility of the goodwill impairment charge for tax purposes. This was the factor responsible for the unusually high effective tax rate of 51.5% for the third quarter of 2014 as the impact of the goodwill impairment charge was more pronounced on the quarterly results. The Company’s deferred tax asset was $8.8 million at September 30, 2014 and relates primarily to the allowance for loan losses and net operating loss carryforwards.

.....SEGMENT RESULTS.....Retail banking’s net income contribution was $706,000 in the third quarter and $1.7 million for the first nine months of 2014 which was down by $23,000 and $668,000, respectively, from the net income contribution for the same 2013 periods. This decline in earnings in 2014 was due to the previously discussed decrease in residential mortgage banking related revenues, lower deposit service charges and reduced revenue from bank owned life insurance in 2014. Net interest income was also down in this segment reflecting the ongoing net interest margin pressure from the continued low interest rate environment which causes the funding benefit for deposits provided by this segment to be lower.

The commercial banking segment reported net income contributions of $1.1 million in the third quarter and $3.3 million for the first nine months of 2014 which were modestly better than the 2013 results for the same periods. This improved net income contribution was due to higher net interest income as a result of the previously discussed strong growth in commercial and commercial real estate loans over the past year. This growth in net interest income more than offset no earnings benefit from a negative loan loss provision, reduced non-interest revenue from a net $64,000 loss realized on the sale of other real estate owned property and generally higher non-interest expenses in this segment in 2014. The higher non-interest expense was most evident in salaries and employee benefits as we have increased staffing levels within this segment to generate and support the solid commercial loan growth that we have achieved.

The trust segment reported a net loss of $432,000 for the third quarter of 2014 and net income of $232,000 for the first nine months of 2014. When compared to the same periods in 2013, this represents a $742,000 decline for the quarter and a $584,000 decline for the nine month period, respectively. Both 2014 periods were negatively impacted by the previously discussed $669,000 goodwill impairment charge at WCCA due to the loss of certain clients and a reduction in the projected earnings capacity of WCCA. Non-interest revenue for this segment was also negatively impacted by client attrition at WCCA and lower financial services revenue due to fewer production personnel in 2014. However, non-interest expense in this segment (excluding the goodwill impairment charge) was also down due to reduced personnel cost at WCCA which has helped mitigate a significant portion of the revenue decline.

The investment/parent segment reported net losses of $1.1 million in the third quarter and $2.9 million for the first nine months of 2014 which was down by $101,000 for the quarter comparison, but was still $96,000 better compared to the same 2013 year to date period. The improvement between years for the nine month period reflects the benefit of reduced premium amortization on mortgage backed securities and increased gains realized on investment security sales in 2014. However, overall this segment has felt the most earnings pressure from the continued low interest rate environment.

.....BALANCE SHEET.....The Company’s total consolidated assets were $1.070 billion at September 30, 2014, which grew by $14.4 million, or 1.4%, from the December 31, 2013 asset level. The growth in assets was due to a $31.1 million, or 4.0%, increase in net loans during the first nine months of 2014. This loan increase was partially offset by a $9.7 million decrease in investment securities and a $7 million decline in cash and cash equivalents as the Company utilized these items to help fund the loan growth.

Total deposits increased by $18 million, or 2.1%, in the first nine months of 2014. The Company used these deposits to fund loans. Total FHLB borrowings are down by $3.1 million since year-end 2013 and there has also been a shift from short term borrowings to term advances. The FHLB term advances with maturities between 3 and 5 years grew by $12 million and now total $37 million as the Company has utilized these advances to help manage interest rate risk in a rising rate environment. The Company’s total shareholders’ equity increased by $2.8 million over the first nine months of 2014 due to the Company’s net retention of earnings after dividend payments and a reduction in accumulated other comprehensive loss. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 15.00%, and an asset leverage ratio of 11.44% at September 30, 2014. The Company’s book value per common share was $5.06, its tangible book value per common share was $4.43, and its tangible common equity to tangible assets ratio was 7.86% at September 30, 2014.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	September 30, 2014	December 31, 2013	September 30, 2013
Total accruing loan delinquency (past due 30 to 89 days)	$2,256	$3,264	$3,882
Total non-accrual loans	3,001	2,871	3,259
Total non-performing assets including TDR*	3,898	4,109	5,037
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.28%	0.42%	0.51%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.37	0.37	0.43
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.48	0.52	0.66
Non-performing assets as a percentage of total assets	0.36	0.39	0.49
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.09	0.18	0.23
Annualized provision (credit) for loan losses	—	(0.15)	(0.02)
Total classified loans (loans rated substandard or doubtful)	$12,053	$11,779	$17,396

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

The Company continued to maintain strong asset quality in the first nine months of 2014 as evidenced by low levels of non-accrual loans, non-performing assets, classified loans, and loan delinquency levels that continue to be well below 1% of total loans. We continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2014, the 25 largest credits represented 26.5% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30, 2014	December 31, 2013	September 30, 2013
Allowance for loan losses	$9,582	$10,104	$11,183
Allowance for loan losses as a percentage of each of the following total loans, net of unearned income	1.18%	1.29%	1.47%
total accruing delinquent loans (past due 30 to 89 days)	424.73	309.56	288.07
total non-accrual loans	298.13	351.93	343.14
total non-performing assets	245.82	245.90	222.02

The Company recorded no loan loss provision in the first nine months of 2014 and reversed a small portion of the allowance for loan losses into earnings during the same period in 2013 due to the previously discussed sustained improvement in asset quality. The Company did experience a relatively low level of net charge-offs in the first nine months of 2014. As a result, the balance in the allowance for loan losses has declined modestly in the first nine months of 2014 while the Company has been able to still maintain strong coverage of non-accrual loans and non-performing assets as indicated in the above table.

.....LIQUIDITY.....The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past five years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth over the past few years. We strive to operate our loan to deposit ratio in a range of 85% to 100%. At September 30, 2014, the Company’s loan to deposit ratio was 93.3%. We are optimistic that we can increase the loan to deposit ratio in the future given current commercial loan pipelines, continued growth of our loan production offices and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $6.6 million from December 31, 2013 to September 30, 2014, due to $22.6 million of cash used in investing activities. This more than offset the $2.1 million of cash provided by operating activities and $14.0 million of cash provided by financing activities. Within investing activities, cash provided from investment security maturities and sales was higher than cash used for new investment security purchases by $10.3 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $131.1 million and was $31.4 million higher than the $99.7 million of cash received from loan principal payments and participations. Within financing activities, deposit growth provided $17.8 million of cash. Total borrowings decreased as paydowns of short-term advances exceeded purchases of FHLB term advances by $3.1 million. At September 30, 2014, the Company had immediately available $348 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $15.8 million of cash, short-term investments, and investment securities at September 30, 2014. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At September 30, 2014, our subsidiary Bank had $1.2 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Overall, the holding company has strong liquidity to meet its trust preferred debt service requirements and preferred stock dividends, which should approximate $1.2 million over the next twelve months. Additionally, the Company has ample cash to provide for its $0.01 per share quarterly common stock cash dividend, which will require $187,000 of cash on a quarterly basis. The most recent $0.01 dividend was announced on October 17, 2014 payable on November 17, 2014 to shareholders of record on November 3, 2014.

.....CAPITAL RESOURCES.....The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.44% and the risk based capital ratio was 15.00% at September 30, 2014. The Company’s tangible common equity to tangible assets ratio was 7.86% at September 30, 2014. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2014. Capital generated from earnings will be utilized to pay the SBLF preferred dividend, common stock cash dividend and will also support anticipated balance sheet growth. Our common dividend payout ratio for the first nine months of 2014 was 27.3%.

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

The July 2013 final rules include three significant changes from the proposals initially made by federal banking regulators in September 2012: (i) the final rules do not change the current risk weighting for residential mortgage exposures; (ii) the final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity tier 1 calculations; and (iii) the final rules permit institutions with less than $15.0 billion in assets to grandfather certain non-qualifying capital instruments (including trust preferred securities) issued prior to May 19, 2009 into tier 1 capital.

The Company is continuing to review the impact of these new rules and currently expects that its capital position will be more than adequate to meet the revised regulatory capital requirements upon their implementation.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	1.1%	8.1%
100bp increase	1.0	5.7
100bp decrease	(3.8)	(14.8)

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

.....OFF BALANCE SHEET ARRANGEMENTS.....The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $172.1 million and standby letters of credit of $12.1 million as of September 30, 2014. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.2 million, or 75%, of the total allowance for loan losses at September 30, 2014 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

The Company recorded a $669,000 impairment charge as a result of a goodwill impairment analysis performed in the third quarter of 2014. A qualitative assessment of WCCA indicated that it was more likely than not that the carrying value of WCCA exceeded it fair value. As such, the Company then performed the necessary two-step impairment test. In Step 1, we determined the carrying value of WCCA, including the goodwill, and compared it to the estimated fair value of WCCA. The results of Step 1 indicated that the carrying value of the goodwill exceeded the fair value so it was necessary to move to Step 2 where we measured the amount of the impairment loss. After performing Step 2, we determined that the implied value of the goodwill was less that its carrying costs which caused us to record an impairment charge of $669,000 in the third quarter of 2014. Overall, the voluntary departure of WCCA’s former CEO and the related litigation against him for violations of his employment agreement, caused disruption within the WCCA customer base during 2014. This disruption ultimately led to the loss of certain clients and a reduction in the projected earnings capacity of WCCA. These were the key facts and circumstances that led to the goodwill impairment charge in the third quarter of 2014. The Company utilized a discounted cash flow model along with a valuation technique based upon a multiple of revenues to estimate the fair value of WCCA.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of September 30, 2014, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At September 30, 2014, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

.....FORWARD LOOKING STATEMENT.....

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, AmeriServ will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build AmeriServ into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — It is the existing and prospective customer that AmeriServ must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. AmeriServ is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.
•	Revenue Growth — It is necessary for AmeriServ to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through several loan production offices. There will be a particular focus on small business commercial lending. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.
•	Expense Rationalization — AmeriServ Financial, Inc. remains focused on trying to rationalize expenses. This has not been a program of broad based cuts, but has been targeted so AmeriServ stays strong but spends less. The Company is implementing approximately $1 million of non-interest expense savings for 2014. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

Additionally, the Company recently incurred approximately $150,000 of expenses related to a profitability improvement project. The Company engaged a consulting firm that specializes in the areas of expense rationalization and profit improvement for community banks. This firm completed a thorough analysis of our business operations and practices during the third quarter. As a result of this project, the firm provided the Company with recommendations to reduce expenses and improve future profitability that we will evaluate and prioritize for implementation beginning in the fourth quarter of 2014 and continuing into 2015. The Company expects that its payback on this project will be significant.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2014, are effective.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011, exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011.
3.2	Bylaws, as amended and restated on May 16, 2013, Exhibit 3.2 to the Form 8-K (File No. 000-11204) filed on May 22, 2013.
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc. Registrant
Date: November 7, 2014	/s/ Glenn L. Wilson Glenn L. Wilson President and Chief Executive Officer
Date: November 7, 2014	/s/ Jeffrey A. Stopko Jeffrey A. Stopko Executive Vice President and Chief Financial Officer