Form 10-K
period 2014-12-31
AMERISERV FINANCIAL INC /PA/
filed 2015-03-06
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $58,827,999 as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 18,853,521 shares outstanding as of January 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the proxy statement for the annual shareholders’ meeting are incorporated by reference in Parts II and III.

FORM 10-K INDEX

i

PART I

ITEM 1. BUSINESS
GENERAL

AmeriServ Financial, Inc. (the Company) is a bank holding company organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of AmeriServ Financial Bank (the Bank) in January 1983. The Company’s other wholly owned subsidiaries include AmeriServ Trust and Financial Services Company (the Trust Company), formed in October 1992, and AmeriServ Life Insurance Company (AmeriServ Life), formed in October 1987. When used in this report, “the Company” may refer to AmeriServ Financial, Inc. individually or AmeriServ Financial, Inc. and its direct and indirect subsidiaries.

The Company’s principal activities consist of owning and operating its three wholly owned subsidiary entities. At December 31, 2014, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $1.089 billion, $870 million, and $114 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and risk management.

As a bank holding company, the Company is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking and Securities (the PDB). The Company is also under the jurisdiction of the Securities and Exchange Commission (the SEC) for matters relating to registered offerings and sales of its securities under the Securities Act of 1933, as amended, and the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended. The Company’s common stock is listed on the NASDAQ Stock Market under the trading symbol “ASRV,” and the Company is subject to the NASDAQ rules applicable to listed companies.

AMERISERV FINANCIAL BANKING SUBSIDIARY
AMERISERV FINANCIAL BANK

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended (the Banking Code.) Through 17 locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland counties, Pennsylvania, the Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, checking accounts, money market accounts, secured and unsecured consumer loans, mortgage loans, safe deposit boxes, holiday club accounts, money orders, and traveler’s checks; and (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as commercial real estate mortgage loans (CRE), short and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 19 automated bank teller machines (ATMs) through its 24-hour banking network that is linked with NYCE, a regional ATM network, and CIRRUS, a national ATM network. West Chester Capital Advisors (WCCA), a SEC registered investment advisor, is also a subsidiary of the Bank. The Company also operates loan production offices (LPOs) in Monroeville and Altoona in Pennsylvania and Hagerstown in Maryland.

We believe that the Bank’s deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. The Bank’s business is not seasonal, nor does it have any risks attendant to foreign sources. A significant majority of the Bank’s customer base is located within a 150 mile radius of Johnstown, Pennsylvania, the Bank’s headquarters.

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the PDB. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios of the Bank at December 31, 2014:

Headquarters	Johnstown, PA
Total Assets	$1,061,080
Total Investment Securities	132,780
Total Loans and Loans Held for Sale (net of unearned income)	832,131
Total Deposits	870,081
Total Net Income	3,799
Asset Leverage Ratio	9.19%
Return on Average Assets	0.37
Return on Average Equity	3.70
Total Full-time Equivalent Employees	245
RISK MANAGEMENT OVERVIEW:

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, which includes credit, interest rate and market, liquidity, operational, legal/compliance, strategic/reputational and security risk. The Company controls and monitors these risks with policies, procedures, and various levels of oversight from the Company’s Board of Directors (the Board) and management. The Company has both a Management Enterprise Risk Committee and a Board Enterprise Risk Committee to help manage and monitor the Company’s risk position.

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms resulting in an economic loss to the organization. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. The Company’s primary credit risk occurs in the loan portfolio. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses (the ALL) to control and manage credit risk. The Company’s investment policy and hedging policy limit the amount of credit risk that may be assumed in the investment portfolio and through hedging activities. The following summarizes and describes the Company’s various loan categories and the underwriting standards applied to each:

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

Commercial Loans Secured by Real Estate

This category includes various types of loans, including acquisition and construction of investment property, owner-occupied property and operating property. Maximum term, minimum cash flow coverage, leasing requirements, maximum amortization and maximum loan to value ratios are controlled by the Bank’s credit policy and follow industry guidelines and norms, and regulatory limitations. Personal guarantees are normally required during the construction phase on construction credits and are frequently obtained on mid to smaller CRE loans. In addition to economic risk, this category is subject to geographic and portfolio concentration risk, each of which are monitored and considered in underwriting.

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

INVESTMENTS

The investment securities portfolio of the Company and its subsidiaries is managed primarily to provide ample liquidity to fund, for example, loan growth and secondarily for earnings in a manner that is consistent with proper bank asset/liability management and current banking practices. The objectives of portfolio management include consideration of proper liquidity levels, interest rate and market valuation sensitivity, and profitability. The investment portfolio of the Company and its subsidiaries are proactively managed in accordance with federal and state laws and regulations and in accordance with generally accepted accounting principles (GAAP).

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

Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair value of the Company’s investment portfolio as of the periods indicated:

Investment securities available for sale at:

	AT DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS)
U.S. Agency	$5,931	$6,926	$5,848
Corporate bonds	15,497	11,992	7,992
U.S. Agency mortgage-backed securities	102,888	121,480	131,425
Total cost basis of investment securities available for sale	$124,316	$140,398	$145,265
Total fair value of investment securities available for sale	$127,110	$141,978	$151,538

Investment securities held to maturity at:

	AT DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS)
Taxable municipal	$3,364	$1,521	$410
U.S. Agency mortgage-backed securities	12,481	12,671	9,318
Corporate bonds and other securities	3,995	3,995	3,995
Total cost basis of investment securities held to maturity	$19,840	$18,187	$13,723
Total fair value of investment securities held to maturity	$20,213	$17,788	$14,266
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

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:

	AT DECEMBER 31,
	2014		2013		2012
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$155,365	—%	$158,169	—%	$147,887	—%
Interest bearing	97,641	0.20	75,126	0.18	60,810	0.19
Savings	89,554	0.16	87,819	0.16	85,112	0.21
Money market	228,150	0.33	212,735	0.35	211,744	0.42
Other time	300,915	1.26	312,741	1.33	327,557	1.62
Total deposits	$871,625	0.68%	$846,590	0.75%	$833,110	0.95%
Loans

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2014	2013	2012	2011	2010
	(IN THOUSANDS)
Commercial	$139,158	$120,120	$102,864	$83,124	$78,322
Commercial loans secured by real estate(1)	410,851	412,254	383,934	350,224	370,375
Real estate-mortgage(1)	258,616	235,689	217,584	212,669	203,323
Consumer	19,009	15,864	17,420	18,172	19,233
Total loans	827,634	783,927	721,802	664,189	671,253
Less: Unearned income	554	581	637	452	477
Total loans, net of unearned income	$827,080	$783,346	$721,165	$663,737	$670,776

(1)	For each of the periods presented beginning with December 31, 2014, real estate-construction loans constituted 3.5%, 3.0%, 2.0%, 1.9% and 3.9% of the Company’s total loans, net of unearned income, respectively.

Secondary Market Activities

The Residential Lending department of the Company continues to originate one-to-four family mortgage loans for customers, the majority of which are sold to outside investors in the secondary market and some of which are retained for the Bank’s portfolio. Mortgages sold on the secondary market are sold to investors on a “flow” basis; mortgages are priced and delivered on a “best efforts” pricing basis, with servicing released to the investor. Fannie Mae/Freddie Mac guidelines are used in underwriting all mortgages with the exception of a limited amount of CRA loans. Mortgages with longer terms, such as 20-year, 30-year, FHA, and VA loans, are usually sold. The remaining production of the department includes construction, adjustable rate mortgages, quality non-salable loans, and bi-weekly mortgages. These loans are usually kept in the Bank’s portfolios. New portfolio production is predominately adjustable rate mortgages.

Non-performing Assets

The following table presents information concerning non-performing assets:

	AT DECEMBER 31,
	2014	2013	2012	2011	2010
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial	$—	$—	$—	$—	$3,679
Commercial loans secured by real estate	778	1,632	4,623	3,870	6,731
Real estate-mortgage	1,417	1,239	1,191	1,205	1,879
Total	2,195	2,871	5,814	5,075	12,289
Other real estate owned:
Commercial loans secured by real estate	384	344	1,101	20	436
Real estate-mortgage	128	673	127	104	302
Total	512	1,017	1,228	124	738
Total restructured loans not in non-accrual (TDR)	210	221	182	—	1,337
Total non-performing assets including TDR	$2,917	$4,109	$7,224	$5,199	$14,364
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.35%	0.52%	1.00%	0.78%	2.14%

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

	YEAR ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
	(IN THOUSANDS)
Interest income due in accordance with original terms	$136	$178	$231	$376	$1,086
Interest income recorded	—	—	—	(167)	(458)
Net reduction in interest income	$136	$178	$231	$209	$628

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES
AMERISERV TRUST AND FINANCIAL SERVICES COMPANY

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. Its staff of approximately 44 professionals administers assets valued at approximately $1.8 billion that are not recognized on the Company’s balance sheet at December 31, 2014. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. This segment also includes financial services which include the sale of mutual funds, annuities, and insurance products. The wealth management business also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The BUILD fund is in the process of liquidation. At December 31, 2014, the Trust Company had total assets of $4.6 million and total stockholder’s equity of $4.2 million. In 2014, the Trust Company contributed earnings to the corporation as its gross revenue amounted to $7.9 million and the net income contribution was $1.2 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the PDB.

AMERISERV LIFE

AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company’s market area. Operations of AmeriServ Life are conducted in each office of the Company’s banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Pennsylvania Insurance Department, and the Board of Governors of the Federal Reserve System (the Federal Reserve). At December 31, 2014, AmeriServ Life had total assets of $400,000.

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

MARKET AREA & ECONOMY

In January 2015, the Federal Open Market Committee (the Committee) characterized economic activity as “expanding at a solid pace.” There has been continued improvement in labor market conditions as the Federal Reserve noted strong job gains and a lower unemployment rate. Underutilization of labor resources continues to diminish. Household spending is rising moderately as recent declines in energy prices have boosted household purchasing power. Business fixed investment is advancing, while the recovery in the housing sector remains slow. Inflation has declined further below the Committee’s longer-run objective, largely reflecting declines in energy prices. Market-based measures of inflation compensation have declined substantially in recent months; survey-based measures of longer-term inflation expectations have remained stable.

Consistent with its statutory mandate, the Committee seeks to foster maximum employment and price stability. The Committee expects that, with appropriate policy accommodation, economic activity will expand at a moderate pace, with labor market indicators continuing to move toward levels the Committee judges consistent with its dual mandate. The Committee continues to see the risks to the outlook for economic activity and the labor market as nearly balanced. Inflation is anticipated to decline further in the near term, but the Committee expects inflation to rise gradually toward 2 percent over the medium term as the labor market improves further and the transitory effects of lower energy prices and other factors dissipate. The Committee continues to monitor inflation developments closely.

To support continued progress toward maximum employment and price stability, the Committee reaffirmed its view that the current 0 to ¼ percent target range for the federal funds rate remains appropriate. In determining how long to maintain this target range, the Committee will assess progress — both realized and expected — toward its objectives of maximum employment and two percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. Based on its current assessment, the Committee judges that it can be patient in beginning to normalize the stance of monetary policy. However, if incoming information indicates faster progress toward the Committee’s employment and inflation objectives than the Committee now expects, then increases in the target range for the federal funds rate are likely to occur sooner than currently anticipated. Conversely, if progress proves slower than expected, then increases in the target range are likely to occur later than currently anticipated.

The Committee is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. This policy, by keeping the Committee’s holdings of longer-term securities at sizable levels, should help maintain accommodative financial conditions.

The outlook for 2015 is that the economy should grow with GDP predicted to be slightly above 3.0%. Consumers will drive economic growth with the availability of more jobs and low energy prices, which puts more money into their pockets for spending on other goods and services. According to Kiplinger’s, spending in the fourth quarter of 2014 grew at the fastest pace in more than eight years and, with the unemployment rate dropping, consumer confidence is at a seven year high. Increased consumer spending should result in businesses investing in new production capacity. Housing is in a recovery mode with builders expected to increase the pace of new home construction in 2015. Conversely, the strong dollar and sluggish global economic expansion will hinder sales abroad while some U.S. manufacturers will also lose sales as U.S. consumers will opt for cheaper imported products, especially autos and other durable goods.

The job market should continue to be strong in 2015 and keep incomes and consumption fueling healthy economic growth. The unemployment rate is projected to decline further in 2015 to about 5.3%. A strong job market is likely to entice more people back into the labor force which will slow the pace of the falling unemployment rate.

The expectation for business spending is to match the 5% gain obtained in 2014. The dollar’s soaring value and the steep decline in oil prices makes it hard to sell capital goods overseas because they cost more for foreigners to buy. At the same time, demand for energy related equipment at home is declining. Business sentiment, however, is strong, particularly among smaller companies. The housing market is expected to experience more expansion in 2015, with income and employment rising, demand for housing should increase.

The economy in Cambria and Somerset counties, Pennsylvania at the end of 2014 produced seasonally adjusted unemployment rates of 5.9% and 5.8%, respectively, as compared to national and state rates of 5.6% and 4.8%. Johnstown, Pennsylvania, where the Company is headquartered, continues to have a cost of living that is lower than the national average. On an annual average basis, the 2014 job level for the Johnstown Metropolitan Statistical Area of 58,100 increased by a very modest 100 over the previous year. Annual growth in the overall job market is well short of anticipated improvement. This documents the fact that the local economy continues to face a long hard climb back from the recession. The jobless rate in Johnstown MSA averaged 5.2% in 2014. Unemployment in the Johnstown labor market area has recently experienced substantial declines in comparison to previous periods. However this is a function of the declining number of labor force participants who have dropped out of the labor force.

Economic conditions are stronger in the State College market and have demonstrated the same improvement experienced in the national economy. The community is a college town, dominated economically and demographically by the presence of the University Park campus of the Pennsylvania State University. The unemployment rate for State College MSA averaged 4.2% in 2014, which represents a 1.4% improvement over 2013 and remains the lowest of all regions in the Commonwealth. Seasonally adjusted average total nonfarm jobs for the MSA increased by 800 since 2013. A large percentage of the population in State College falls into the 18 to 34 year old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age.

The Company also has loan production offices in Altoona in Blair county, Pennsylvania, and Hagerstown in Washington county, Maryland. Hagerstown and Washington county, Maryland offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It has a workforce of over 400,000 with strengths in manufacturing and technology. It also offers an affordable cost of doing business and living within an hour of the Washington, D.C./Baltimore regions. There are also plenty of facilities and land slated for industrial/commercial development. Hagerstown has become a choice location for manufacturers, financial services, and distribution companies. The Hagerstown, MD-Martinsburg, WV MSA unemployment rate improved from a 7.1% average in 2013 to a 6.5% average in 2014.

Altoona is the business center of Blair County, Pennsylvania with a strong retail, government and manufacturing base. The top field of employment in Altoona and the metro area is healthcare. Its location along I-99 draws from a large trade area over a wide geographic area that extends to State College and Johnstown. It serves as the headquarters for Sheetz Corporation which ranks on Forbes list of the top privately owned companies. In addition to being located adjacent to I-99 and a major highway system, Altoona also has easy access to rail and air transportation. The unemployment rate in the Altoona MSA decreased from a 6.7% average in 2013 to a 5.2% average in 2014.

EMPLOYEES

The Company employed 336 people as of December 31, 2014 in full- and part-time positions. Approximately 164 non-supervisory employees of the Company are represented by the United Steelworkers, AFL-CIO-CLC, Local Union 2635-06. The Company is under a four year labor contract with the United Steelworkers Local that will expire on October 15, 2017. The contract calls for annual wage increases of 3.0%. Additionally, effective January 1, 2014, the Company implemented a soft freeze of its defined benefit pension plan for union employees. A soft freeze means that all existing union employees as of December 31, 2013 currently participating will remain in the defined benefit pension plan but any new union employees hired after January 1, 2014 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401(k) program. The Company has not experienced a work stoppage since 1979. The Company is one of an estimated ten union-represented banks nationwide.

INDUSTRY REGULATION

The banking and trust industry, and the operation of bank holding companies, is highly regulated by federal and state law, and by numerous regulations adopted by the federal banking agencies and state banking agencies. Bank regulation affects all aspects of conducting business as a bank, including such major items as minimum capital requirements, limits on types and amounts of investments, loans and other assets, as well as borrowings and other liabilities, and numerous restrictions or requirements on the loan terms and other products made available to customers, particularly consumers. Federal deposit insurance from the Federal Deposit Insurance Corporation (the FDIC) is required for all banks in the United States, and maintaining FDIC insurance requires observation of the various rules of the FDIC, as well as payment of deposit premiums. New branches, or acquisitions or mergers, are required to be pre-approved by the responsible agency, which in the case of the Company and the Bank is the Federal Reserve and the PDB. The Bank

provides detailed financial information to its regulators, including a quarterly call report that is filed pursuant to detailed prescribed instructions to ensure that all U.S. banks report the same way. The U.S. banking laws and regulations are frequently updated and amended, especially in response to crises in the financial industry, such as the global financial crisis of 2008, which resulted in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 (the Dodd-Frank Act), a statute affecting many facets of the financial industry.

While it is impractical to discuss all laws and regulations that regularly affect the business of the Company and its subsidiaries, set forth below is an overview of some of the major provisions and statutes that apply.

CAPITAL REQUIREMENTS

One of the most significant regulatory requirements for banking institutions is minimal capital, imposed as a ratio of capital to assets. The Federal Deposit Insurance Act, as amended (the FDIA), identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. The FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to utilize brokered deposits and on other aspects of its operations. Generally, a bank is prohibited from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized.

As of December 31, 2014, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. As discussed below, however, the capital requirements for all banks are being increased under the Dodd-Frank Act. Specifically, on July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. The Company is continuing to review the impact of these new rules and currently expects that its capital position will be more than adequate to meet the revised regulatory capital requirements.

DIVIDEND RESTRICTIONS

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank and the Trust Company. Dividend payments by the Bank to the Company are subject to the laws of the Commonwealth of Pennsylvania, the Banking Code, the FDIA and the regulation of the PDB and of the Federal Reserve. Under the Banking Act and the FDIA, a bank may not pay any dividends if, after paying such dividends, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available from the immediately preceding year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividend that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. A bank holding company may not pay dividends when it is insolvent.

The terms of our Company’s Senior Non-Cumulative Perpetual Preferred Stock (the SBLF Preferred Stock) impose limits on the ability of the Company to pay dividends and repurchase shares of common stock. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Tier 1 Capital as of June 30, 2011, excluding any subsequent net charge-offs and any redemption of shares of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”). Beginning on the first day of the eleventh dividend period ending on June 20, 2014, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in qualified small business lending from the baseline level through the ninth dividend period ending on September 30, 2013.

The Company resumed paying quarterly cash dividends to common shareholders in 2013. For more information regarding quarterly cash dividends, see Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities below.

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 is not a banking law, but contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s principal executive officer and principal financial officer are required. These certifications attest, among other things, that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, the Company adopted a series of procedures to further strengthen its corporate governance practices. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company’s Code of Conduct Policy and other procedures that were previously in place. In 2005, the Company implemented and has since maintained a program designed to comply with Section 404 of the Sarbanes-Oxley Act. This program included the identification of key processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the effectiveness of key controls.

PRIVACY PROVISIONS

Federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about customers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Company believes it is in compliance with the various provisions.

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

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

On July 21, 2010, the President signed into law the Dodd-Frank Act. This law significantly changed the previous bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

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

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, such as the Company, will be permitted to include trust preferred securities that were issued before May 19, 2010, such as the Company’s 8.45% Trust Preferred Securities, as Tier 1 capital; however, trust preferred securities issued by a bank or thrift holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital. Such trust preferred securities still will be entitled to be treated as Tier 2 capital.

The Dodd-Frank Act also required publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the CFPB), a new independent regulatory agency with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Company will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations and gives state attorney generals the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what the total impact the Dodd-Frank Act will have on community banks as it continues to be subject to intensive rulemaking and public comment, which has not yet been completed with respect to the application of certain key aspects of the Dodd-Frank Act. However, it is expected that, at a minimum, it will continue to increase our capital requirements, our operating and compliance costs, and could increase our interest expense.

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

ITEM 2. PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus twelve floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 13 other locations which are owned. Eight additional locations are leased with terms expiring from January 1, 2015 to August 31, 2030.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of January 30, 2015, the Company had 3,545 shareholders of record for its common stock. The Company’s common stock is traded on the NASDAQ Global Market System under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

	PRICES		CASH DIVIDENDS DECLARED
	HIGH	LOW
Year ended December 31, 2014:
First Quarter	$3.91	$3.00	$0.01
Second Quarter	3.88	3.40	0.01
Third Quarter	3.52	3.14	0.01
Fourth Quarter	3.31	3.02	0.01
Year ended December 31, 2013
First Quarter	$3.23	$2.90	$0.00
Second Quarter	3.17	2.74	0.01
Third Quarter	3.29	2.97	0.01
Fourth Quarter	3.26	2.99	0.01

The declaration of cash dividends on the Company's common stock is at the discretion of the Board, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements and other contractual restrictions, Pennsylvania law, federal and Pennsylvania bank regulatory law, and other factors deemed relevant. Additionally, the Company’s previously announced common stock repurchase programs have been completed.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$40,441	$39,343	$39,917	$41,964	$44,831
Total interest expense	6,397	6,482	7,714	9,681	12,489
Net interest income	34,044	32,861	32,203	32,283	32,342
Provision (credit) for loan losses	375	(1,100)	(775)	(3,575)	5,250
Net interest income after provision (credit) for loan losses	33,669	33,961	32,978	35,858	27,092
Total non-interest income	14,323	15,744	14,943	13,569	13,967
Total non-interest expense	43,371	42,223	40,641	40,037	39,697
Income before income taxes	4,621	7,482	7,280	9,390	1,362
Provision for income taxes	1,598	2,289	2,241	2,853	80
Net income	$3,023	$5,193	$5,039	$6,537	$1,282
Net income available to common shareholders	$2,813	$4,984	$4,211	$5,152	$121
PER COMMON SHARE DATA:
Basic earnings per share	$0.15	$0.26	$0.21	$0.24	$0.01
Diluted earnings per share	0.15	0.26	0.21	0.24	0.01
Cash dividends declared	0.04	0.03	0.00	0.00	0.00
Book value at period end	4.97	4.91	4.67	4.37	4.07
BALANCE SHEET AND OTHER DATA:
Total assets	$1,089,263	$1,056,036	$1,000,991	$979,076	$948,974
Loans and loans held for sale, net of unearned income	832,131	786,748	731,741	670,847	678,181
Allowance for loan losses	9,623	10,104	12,571	14,623	19,765
Investment securities available for sale	127,110	141,978	151,538	182,923	164,811
Investment securities held to maturity	19,840	18,187	13,723	12,280	7,824
Deposits	869,881	854,522	835,734	816,420	801,216
Total borrowed funds	93,965	79,640	41,745	34,850	27,385
Stockholders’ equity	114,407	113,307	110,468	112,352	107,058
Full-time equivalent employees	314	352	350	347	348
SELECTED FINANCIAL RATIOS:
Return on average assets	0.29%	0.51%	0.51%	0.68%	0.13%
Return on average total equity	2.61	4.69	4.51	5.90	1.19
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	95.66	92.07	87.56	82.17	84.64
Ratio of average total equity to average assets	10.92	10.86	11.36	11.49	11.25
Common stock cash dividends as a percent of net income available to common shareholders	26.73	11.36	—	—	—
Interest rate spread	3.36	3.39	3.43	3.47	3.51
Net interest margin	3.52	3.56	3.65	3.72	3.79
Allowance for loan losses as a percentage of loans, net of unearned income, at period end	1.16	1.29	1.74	2.20	2.95
Non-performing assets as a percentage of loans and other real estate owned, at period end	0.35	0.52	1.00	0.78	2.14
Net charge-offs as a percentage of average loans	0.14	0.18	0.19	0.24	0.74
Ratio of earnings to fixed charges and preferred dividends:(1)
Excluding interest on deposits	3.30X	5.13X	3.80X	4.11X	1.49X
Including interest on deposits	1.67	2.07	1.80	1.83	1.10
Cumulative one year interest rate sensitivity gap ratio, at period end	1.13	1.09	1.30	1.29	1.13

(1)	The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

2014 SUMMARY OVERVIEW:

On January 20, 2015, the Company reported its financial performance for the fourth quarter of 2014 and consequently for the full year of 2014. Net income available to shareholders was $749,000 or $0.04 per share for the fourth quarter of 2014. This was $0.05 per share less than the fourth quarter of 2013, but $0.02 per share more than the third quarter of 2014. Net income for the full year was $3,023,000, or $0.15 per share, which represents a decline from $0.26 per share in 2013.

We have previously emphasized the Company’s determination to become a significant competitor in every market where the company has a presence. Loans outstanding increased in 2014 by $45 million to a new company year-end record high of $832 million. Meanwhile deposits also closed 2014 at the highest year-end total on record of $870 million. However, it is a fact that such progress has been achieved at the price of increased expense levels. The Board and management determined that 2014 would be the year to take action on this increase in expenses. These actions have included:

•	A soft freeze on the defined benefit pension plan and a gradual change to a defined contribution plan, such as a qualified 401(k) plan.
•	A prominent bank-consulting firm was retained to conduct a company-wide profitability improvement program. This program has already provided more than $1 million in annual expense reduction.
•	Then, in the fourth quarter the Company offered a voluntary early retirement program to a number of our most loyal, long-term staff. The expenses of this program are part of the 2014 financials but the significant reductions will be evident in 2015 and beyond.

The goal of these actions is to permit the Company to continue growing the business but to avoid expense increases so as to increase earnings per share and shareholder return.

Finally in 2014, the Company put behind us a costly litigation process that was previously disclosed in our regulatory filings earlier this year. This litigation concerned our registered investment advisory subsidiary, WCCA, and resulted in a $669,000 impairment charge related to Goodwill on the balance sheet.

We believe the sum of these can result in 2014 being a foundation year for the next decade. The Company has strong capital, a substantial and growing tangible book value, along with the previously mentioned success in the market place. It is also gratifying to tell you that the Trust Company has now completed four consecutive years of double digit net income increases.

We should mention that early 2015 did bring a new challenge; Glenn L. Wilson voluntarily resigned on January 9, 2015 to join a small bank close to his long-term home in Maryland. Glenn served as President and Chief Executive Officer since November 1, 2009. Jeffrey A. Stopko, our former Chief Financial Officer, is now leading an Interim Management Team.

It is enough to say that we expect another bumpy year in the U.S. and regional economies. Just when the Marcellus Shale began to promise job gains for Pennsylvania, the global price of oil has experienced a sudden and dramatic decline. Our answer to these larger issues of the national and global economy remains the same. The Company will maintain strong capital, deep liquidity and a conservative balance sheet. As we enter the seventh year of Washington’s Easy Money program, the Federal Reserve speaks of new directions. Therefore this would not seem to be the time for anything but the most basic banking and wealth management programs and careful watching of the markets. As a result of this situation, we will focus our energies on successfully executing our business plans in order to improve earnings per share and the resulting return to the common shareholder in 2015.

PERFORMANCE OVERVIEW... The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Net income	$3,023	$5,193	$5,039
Net income available to common shareholders	2,813	4,984	4,211
Diluted earnings per share	0.15	0.26	0.21
Return on average assets	0.29%	0.51%	0.51%
Return on average equity	2.61	4.69	4.51

The Company reported net income available to common shareholders of $2.8 million or $0.15 per diluted common share for 2014. This represented a 42.3% decrease in earnings per share from 2013 where net income available to common shareholders totaled $5.0 million or $0.26 per diluted share. Factors contributing to this reduction in earnings were a $1.5 million unfavorable swing in the provision for loan losses, a $1.4 million reduction in non-interest revenue, and a $1.1 million increase in non-interest expense. The non-interest expense increase included a $669,000 goodwill impairment charge and a $376,000 fourth quarter pension charge related to 25 employees who elected to participate in an early retirement incentive program. These negative items were partially offset by a $1.2 million increase in net interest income due to continued growth of our loan portfolio while maintaining excellent asset quality.

The Company reported net income available to common shareholders of $5.0 million or $0.26 per diluted common share for 2013. This represented a 23.8% increase in earnings per share from 2012 where net income available to common shareholders totalled $4.2 million or $0.21 per diluted share. Growth in total revenue, improved asset quality, and effective capital management caused the increase in earnings per share in 2013. Specifically, a $658,000 increase in net interest income resulted from continued strong growth of our loan portfolio, as total loans grew by $55 million, or 7.5%. Material loan growth occurred in loan categories that qualify for the SBLF through the Company’s loan production offices. As a result of this growth in SBLF qualified loans, the Company locked in the lowest preferred dividend rate available under the program of 1% until the first quarter of 2016. This lower rate saved the Company $619,000 in preferred stock dividend payments in 2013 and was a key factor contributing to the earnings per share growth. Additionally, the calculation of earnings per share benefitted from a 713,000 or 3.6% reduction in average shares outstanding due to the success of the Company’s common stock repurchase program that was completed in the second quarter of 2013. There was also $325,000 more earnings benefit from negative loan loss provisions in 2013 due to the Company’s improved asset quality. These positive items were partially offset by a $1.6 million or 3.9% increase in non-interest expense and slightly higher income tax expense.

The Company reported net income available to common shareholders of $4.2 million or $0.21 per diluted common share for 2012. This represented a 12.5% decline in earnings per share from 2011 where net income available to common shareholders totalled $5.2 million or $0.24 per diluted share. The largest factor causing the reduction in net income available to common shareholders was the provision for loan losses. The Company recorded a negative provision of $775,000 but this was at a lesser level than the $3,575,000 negative provision for 2011. Non-interest income increased by $1.4 million or 10.1% largely due to increased revenue from residential mortgage banking activities and the Trust Company’s wealth management businesses. Continued focus on expense control helped contain the increase in non-interest expense to $604,000 or 1.5%.

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

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$40,441	$39,343	$39,917
Interest expense	6,397	6,482	7,714
Net interest income	34,044	32,861	32,203
Net interest margin	3.52%	3.56%	3.65%

2014 NET INTEREST PERFORMANCE OVERVIEW... The Company’s net interest income for the full year 2014 increased by $1,183,000, or 3.6%, when compared to the full year 2013. The Company’s net interest margin of 3.52% for the full year 2014 was four basis points lower than the net interest margin of 3.56% for the full year 2013. The Company has been able to mitigate this net interest margin pressure and to increase net interest income by both growing its earning assets and reducing its cost of funds. Specifically, the earning asset growth has occurred in the loan portfolio as total loans averaged a record $805 million for the full year 2014 which is $58 million, or 7.8%, higher than the $746 million average for the 2013 year. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts, with an emphasis on generating commercial loans and owner occupied CRE loans, which qualify as SBLF loans. Interest income in 2014 has also benefitted from reduced premium amortization on mortgage backed securities due to slower mortgage prepayment speeds. Overall, total interest income has increased by $1,098,000 in 2014. Additionally, the increase in loans caused the Company’s loan to deposit ratio to average 92.3% in 2014 compared to 88.2% in 2013.

Total interest expense for the 2014 year declined by $85,000 from the full year 2013 due to the Company’s proactive efforts to reduce deposit costs. Even with this reduction in deposit costs, the Company still experienced growth in deposits which reflects the loyalty of our core deposit base and ongoing efforts to cross sell new loan customers into deposit products. Specifically, total deposits averaged a record level of $872 million for the full year 2014 which is $25 million, or 3.0%, higher than the $847 million average for the full year 2013. This decreased interest expense for deposits has been partially offset by a $190,000 increase in the interest cost for borrowings as the Company has utilized more Federal Home Loan Bank (FHLB) term advances to extend borrowings and provide protection against rising interest rates.

Overall, the Company expects that it will need to continue to grow earning assets to achieve net interest income growth in 2015 as little net interest margin improvement is expected given the ongoing challenges of the exceptionally low interest rate environment. Solid commercial loan pipelines suggest that the Company should be able to again grow the loan portfolio in 2015 although we expect pricing pressures on new commercial loans to continue to be intense.

COMPONENT CHANGES IN NET INTEREST INCOME: 2014 VERSUS 2013... Regarding the separate components of net interest income, the Company's total interest income in 2014 increased by $1.1 million when compared to 2013. This increase was due to a $44.1 million increase in average earning assets due to an increase in average loans partially offset by a nine basis point decline in the earning asset yield from 4.27% to 4.18%. Within the earning asset base, the yield on the total loan portfolio decreased by 19 basis points from 4.71% to 4.52% as new loans typically have yields that are below the rate on the maturing instruments that they are replacing. However, the yield on total investment securities increased by 10 basis points from 2.50% to 2.60% due primarily to a reduction in premium amortization on mortgage backed securities due to a slowdown in mortgage prepayment speeds in 2014. Investment securities interest revenue declined by $122,000 in 2014 due to an $11 million decrease in the average investment securities portfolio as the Company has utilized cash flow from securities to help fund the previously mentioned loan growth.

The Company's total interest expense for 2014 decreased by $85,000, or 1.3%, when compared to 2013. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by six basis points to 0.82%. Management’s decision to further reduce interest rates paid on all deposit categories has not had a negative impact on deposit growth and reflects the loyalty of the bank’s core deposit base. This decrease in funding costs occurred in spite of a $43.4 million increase in the volume of average interest bearing liabilities. The Company has utilized term advances from the FHLB, with maturities ranging between three and five years, to help fund its earning asset growth and manage interest rate risk. The average balance of FHLB term advances has increased by $15 million while the average cost of these advances has increased by only 17 basis points to 1.01%. Overall, total FHLB borrowings averaged $52 million or 4.9% of total assets during 2014.

2013 NET INTEREST PERFORMANCE OVERVIEW... The Company’s net interest income in 2013 increased by 658,000, or 2.0%, when compared to 2012. The Company’s 2013 net interest margin of 3.56% was nine basis points lower than the net interest margin of 3.65% for 2012. The lower net interest margin demonstrates the impact of the Federal Reserve low interest rate policies which have pressured interest revenue. The Company has been able to overcome this net interest margin pressure and increase net interest income by reducing its cost of funds and growing its earning assets, particularly loans. Specifically, these efforts resulted in total loans averaging $746 million in 2013, which was $58 million or 8.4% higher than the $689 million average for 2012. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied CRE loans which qualify as SBLF loans, particularly through its loan production offices. Overall, the increase in loans caused the Company’s loan to deposit ratio to average 88.2% in 2013 compared to 82.7% in 2012.

Total interest expense for 2013 declined by $1.2 million from 2012 due to the Company’s proactive efforts to reduce deposit costs. Even with this reduction in deposit costs, the Company still experienced growth in deposits which reflects the loyalty of its core deposit base and its ongoing efforts to cross sell new loan customers into deposit products. Specifically, total deposits averaged $847 million in 2013, which is $14 million or 1.6% higher than the $833 million average in 2012.

COMPONENT CHANGES IN NET INTEREST INCOME: 2013 VERSUS 2012... Regarding the separate components of net interest income, the Company's total interest income in 2013 decreased by $574,000 when compared to 2012. This decrease was due to a 25 basis point decline in the earning asset yield from 4.52% to 4.27%, partially offset by additional interest income from a $38.3 million increase in average earning assets due to an increase in average loans. Within the earning asset base, the yield on the total loan portfolio decreased by 35 basis points from 5.06% to 4.71%, while the yield on total investment securities dropped by 22 basis points from 2.72% to 2.50%. This earning asset yield drop reflects the fact that new investment securities and loans typically have yields that are below the rate on the maturing instruments that they are replacing. Investment securities interest revenue also declined by $865,000 in 2013 due to an $18 million decrease in the average investment securities portfolio as the Company has utilized cash flow from securities to help fund the previously mentioned loan growth.

The Company's total interest expense for 2013 decreased by $1.2 million, or 16.0%, when compared to 2012. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by 21 basis points to 0.88%. Management’s decision to further reduce interest rates paid on all deposit categories has not had a negative impact on deposit growth and reflects the loyalty of the bank’s core deposit base. This decrease in funding costs occurred in spite of a $28.3 million increase in the volume of interest bearing liabilities. The Company has utilized term advances from the FHLB, with maturities ranging between three and five years, to help fund its earning asset growth and manage interest rate risk over the past year. The average balance of FHLB term advances has increased by $13 million while the average cost of these advances declined by 60 basis points to 0.84%. Overall, total FHLB borrowings averaged $36 million or 3.5% of total assets during 2013.

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

	YEAR ENDED DECEMBER 31,
	2014			2013			2012
	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$804,721	$36,366	4.52%	$746,490	$35,145	4.71%	$688,736	$34,842	5.06%
Deposits with banks	7,227	5	0.07	8,027	6	0.08	9,634	10	0.18
Federal funds sold	—	—	—	79	—	0.05	—	—	—
Short-term investment in money market funds	1,243	7	0.49	3,260	8	0.24	2,889	18	0.61
Investment securities:
Available for sale	137,839	3,528	2.56	150,621	3,701	2.46	172,947	4,634	2.68
Held to maturity	19,399	559	2.88	17,900	508	2.84	13,828	440	3.18
Total investment securities	157,238	4,087	2.60	168,521	4,209	2.50	186,775	5,074	2.72
TOTAL INTEREST EARNING ASSETS/INTEREST INCOME	970,429	40,465	4.18	926,377	39,368	4.27	888,034	39,944	4.52
Non-interest earning assets:
Cash and due from banks	16,919			16,795			17,136
Premises and equipment	13,282			12,839			11,055
Other assets	69,423			75,360			81,796
Allowance for loan losses	(9,951)			(11,434)			(13,500)
TOTAL ASSETS	$1,060,102			$1,019,937			$984,521
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$97,641	$191	0.20%	$75,126	$138	0.18%	$60,810	$116	0.19%
Savings	89,554	144	0.16	87,819	139	0.16	85,112	181	0.21
Money market	228,150	761	0.33	212,735	736	0.35	211,744	895	0.42
Other time	300,915	3,793	1.26	312,741	4,151	1.33	327,557	5,310	1.62
Total interest bearing deposits	716,260	4,889	0.68	688,421	5,164	0.75	685,223	6,502	0.95
Federal funds purchased and other short-term borrowings	18,783	55	0.29	17,973	46	0.26	5,342	11	0.21
Advances from Federal Home Loan Bank	32,885	333	1.01	18,170	152	0.84	5,661	81	1.44
Guaranteed junior subordinated deferrable interest debentures	13,085	1,120	8.57	13,085	1,120	8.57	13,085	1,120	8.57
TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	781,013	6,397	0.82	737,649	6,482	0.88	709,311	7,714	1.09
Non-interest bearing liabilities:
Demand deposits	155,365			158,169			147,887
Other liabilities	7,969			13,378			15,517
Stockholders’ equity	115,755			110,741			111,806
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,060,102			$1,019,937			$984,521
Interest rate spread			3.36			3.39			3.43
Net interest income/net interest margin		34,068	3.52%		32,886	3.56%		32,230	3.65%
Tax-equivalent adjustment		(24)			(25)			(27)
Net interest income		$34,044			$32,861			$32,203

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

	2014 vs. 2013			2013 vs. 2012
	INCREASE (DECREASE) DUE TO CHANGE IN:			INCREASE (DECREASE) DUE TO CHANGE IN:
	AVERAGE VOLUME	RATE	TOTAL	AVERAGE VOLUME	RATE	TOTAL
	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$3,853	$(2,632)	$1,221	$1,730	$(1,427)	$303
Deposits with banks	—	(1)	(1)	(1)	(3)	(4)
Short-term investments in money market funds	(1)	—	(1)	3	(13)	(10)
Investment securities:
Available for sale	(332)	159	(173)	(570)	(363)	(933)
Held to maturity	44	7	51	107	(39)	68
Total investment securities	(288)	166	(122)	(463)	(402)	(865)
Total interest income	3,564	(2,467)	1,097	1,269	(1,845)	(576)
INTEREST PAID ON:
Interest bearing demand deposits	39	14	53	28	(6)	22
Savings deposits	5	—	5	6	(48)	(42)
Money market	118	(93)	25	5	(164)	(159)
Other time deposits	(150)	(208)	(358)	(234)	(925)	(1,159)
Federal funds purchased and other short-term borrowings	3	6	9	36	(1)	35
Advances from Federal Home Loan Bank	145	36	181	87	(16)	71
Total interest expense	160	(245)	(85)	(72)	(1,160)	(1,232)
Change in net interest income	$3,404	$(2,222)	$1,182	$1,341	$(685)	$656

LOAN QUALITY... The Company’s written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. The Company’s policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. The Company has also identified three pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for small business relationships with aggregate balances of $250,000 or less, residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment. The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets.

	AT DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Total accruing loans past due 30 to 89 days	$2,643	$3,264	$3,456
Total non-accrual loans	2,196	2,871	5,814
Total non-performing assets including TDRs(1)	2,917	4,109	7,224
Loan delinquency as a percentage of total loans, net of unearned income	0.32%	0.42%	0.48%
Non-accrual loans as a percentage of total loans, net of unearned income	0.27	0.37	0.81
Non-performing assets as a percentage of total loans, net of unearned income, and other real estate owned	0.35	0.52	1.00
Non-performing assets as a percentage of total assets	0.27	0.39	0.72
Total classified loans (loans rated substandard or doubtful)	$11,229	$11,779	$22,717

(1)	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as troubled debt restructuring and (iv) other real estate owned.

As a result of successful ongoing problem credit resolution efforts, the Company realized further asset quality improvements in 2014. Each of the metrics in the above table demonstrated improvement in 2014 as particularly evidenced by reduced levels of non-accrual loans, non-performing assets, classified loans and low loan delinquency levels that continue to be well below 1% of total loans. We continue to closely monitor the loan portfolio given the uneven recovery in the economy and the number of relatively large-sized commercial and CRE loans within the portfolio. As of December 31, 2014, the 25 largest credits represented 26.6% of total loans outstanding.

ALLOWANCE AND PROVISION FOR LOAN LOSSES... As described in more detail in the Critical Accounting Policies and Estimates section of this MD&A, the Company uses a comprehensive methodology and procedural discipline to maintain an ALL to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The following table sets forth changes in the ALL and certain ratios for the periods ended.

	YEAR ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year	$10,104	$12,571	$14,623	$19,765	$19,685
Charge-offs:
Commercial	(172)	(50)	(345)	(953)	(835)
Commercial loans secured by real estate	(708)	(1,777)	(796)	(1,700)	(4,221)
Real estate-mortgage	(322)	(139)	(420)	(85)	(293)
Consumer	(121)	(154)	(200)	(203)	(282)
Total charge-offs	(1,323)	(2,120)	(1,761)	(2,941)	(5,631)
Recoveries:
Commercial	141	80	138	831	226
Commercial loans secured by real estate	231	481	245	331	48
Real estate-mortgage	71	122	54	53	42
Consumer	24	70	47	159	145
Total recoveries	467	753	484	1,374	461
Net charge-offs	(856)	(1,367)	(1,277)	(1,567)	(5,170)
Provision (credit) for loan losses	375	(1,100)	(775)	(3,575)	5,250
Balance at end of year	$9,623	$10,104	$12,571	$14,623	$19,765
Loans and loans held for sale, net of unearned income:
Average for the year	$804,721	$746,490	$688,736	$662,746	$701,502
At December 31	832,131	786,748	731,741	670,847	678,181
As a percent of average loans:
Net charge-offs	0.11%	0.18%	0.19%	0.24%	0.74%
Provision (credit) for loan losses	0.05	(0.15)	(0.11)	(0.54)	0.75
Allowance as a percent of each of the following:
Total loans, net of unearned income	1.16	1.29	1.74	2.20	2.95
Total accruing delinquent loans (past due 30 to 89 days)	364.09	309.56	363.74	440.58	708.17
Total non-accrual loans	438.21	351.93	216.22	288.14	160.83
Total non-performing assets	329.89	245.90	174.02	281.27	137.60
Allowance as a multiple of net charge-offs	11.24x	7.39x	9.84x	9.33x	3.82x

For 2014, the Company recorded a $375,000 provision for loan losses compared to a $1.1 million negative provision for the 2013 year. This represents an unfavorable swing of $1.5 million between years and is a significant factor contributing to the lower earnings in 2014. The positive provision in 2014 was needed to partially cover net loan charge-offs and support the continuing growth of the loan portfolio. In 2014 actual credit losses realized through net charge-offs totaled $856,000, or 0.11% of average total loans, which represents a decrease from the 2013 year when net charge-offs totaled $1.4 million, or 0.18% of average total loans. Overall, for the 2014 year, the Company continued to maintain outstanding asset quality. At December 31, 2014, non-performing assets totaled $2.9 million, or only 0.35% of total loans, which represents the first time that our non-performing assets have been under $3 million since 2007. In summary, the ALL provided a strong 400% coverage of non-performing loans, and 1.16% of total loans, at December 31, 2014, compared to 327% coverage of non-performing loans, and 1.29% of total loans, at December 31, 2013. The Company presently expects that it will have greater positive loan loss provisions in 2015 to support the expected growth of the loan portfolio.

The Company recorded for the 2013 year a negative loan loss provision of $1.1 million compared to a $775,000 negative provision for the 2012 year. There was $325,000 more earnings benefit from negative loan loss provisions in 2013. The 2013 negative provision primarily resulted from the release of reserves due to the fourth quarter pay-off of a large classified loan and a continued reduction in the level of criticized loans and non-performing assets. At December 31, 2013, non-performing assets totaled $4.1 million or 0.52% of total loans which is $3.1 million lower than they were at the end of 2012. Net loan charge-offs for 2013 totaled $1.4 million or 0.18% of average total loans which is comparable with 2012 when net charge-offs totaled $1.3 million or 0.19% of average total loans.

The following schedule sets forth the allocation of the ALL among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire ALL is available to absorb future loan losses in any loan category.

AT DECEMBER 31,
	2014		2013		2012		2011		2010
	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$3,262	16.8%	$2,844	15.3%	$2,596	14.3%	$2,365	12.5%	$3,851	11.5%
Commercial loans secured by real estate	3,902	49.6	4,885	52.6	7,796	53.2	9,400	52.8	12,717	54.6
Real estate-mortgage	1,310	31.3	1,260	30.1	1,269	30.2	1,270	32.0	1,117	31.1
Consumer	190	2.3	136	2.0	150	2.3	174	2.7	206	2.8
Allocation to general risk	959	—	979	—	760	—	1,414	—	1,874	—
Total	$9,623	100.0%	$10,104	100.0%	$12,571	100.0%	$14,623	100.0%	$19,765	100.0%

Even though residential real estate-mortgage loans comprise 31.3% of the Company’s total loan portfolio, only $1.3 million or 13.6% of the total ALL is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company’s three-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company’s historical loss experience in these categories, and other qualitative factors. The large decline in the part of the allowance allocated to commercial loans secured by real estate reflects the continued asset quality improvements in this sector.

Based on the Company’s ALL methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the ALL is adequate at December 31, 2014 to cover losses within the Company’s loan portfolio.

NON-INTEREST INCOME... Non-interest income for 2014 totalled $14.3 million, a decrease of $1.4 million, or 9.0%, from 2013. Factors contributing to this lower level of non-interest income in 2014 included:

—	Reduced revenue from residential mortgage banking activities was caused by both lower refinance activity due to higher mortgage rates and reduced purchase activity in 2014. As a result, gains realized on residential mortgage loan sales into the secondary market declined by $341,000 or 31.3% and mortgage related fees dropped by $183,000 due largely to lower mortgage origination and underwriting fees.

—	a $216,000, or 9.9% decrease in service charges on deposit accounts due to fewer overdraft charges and account analysis fees as customers have generally maintained higher balances in their checking accounts in 2014.
—	a $250,000, or 25.1%, decrease in Bank Owned Life Insurance (BOLI) revenue due largely to the receipt of a death claim payment in 2013.
—	a $357,000 decrease in other income due to a $226,000 reduction in financial services commission revenue and a net unfavorable swing of $140,000 on OREO property transactions.

Non-interest income for 2013 totalled $15.7 million, an increase of $801,000, or 5.4%, from 2012. Factors contributing to this higher level of non-interest income in 2013 included:

—	a $544,000, or 7.5%, increase in trust and investment advisory fees due to increased assets under management which reflects both successful new business development efforts and market appreciation of existing assets given the strong equity market performance in 2013.
—	a $204,000 investment security gain realized on the sale of certain rapidly prepaying mortgage backed securities in 2013. There was only $12,000 of investment security gains realized in 2012.
—	a $135,000, or 15.6%, increase in BOLI due to the receipt of a death claim payment in 2013.
—	a $43,000, or 3.8%, decrease in gains realized on residential mortgage loan sales into the secondary market due to a reduced level of mortgage loan production and refinance activity in the second half of 2013.

NON-INTEREST EXPENSE... Non-interest expense for 2014 totalled $43.4 million, a $1.1 million, or 2.7%, increase from 2013. Factors contributing to the higher non-interest expense in 2014 included:

—	professional fees increased by $1.1 million in 2014 due to higher legal costs related to litigation against the former CEO of WCCA, the consulting costs associated with our profitability improvement project and new recurring costs related to outsourcing our computer operations and statement processing to a third party vendor. The overall cost savings benefit from outsourcing these services is captured in lower personnel costs in these departments and reduced software expense, which is a key factor contributing to the decline in other expenses of $199,000 in 2014.
—	the recognition of a $669,000 goodwill impairment charge during the third quarter of 2014. The voluntary departure of WCCA’s former CEO, and the related litigation against him for violations of his employment agreement, caused disruption within the WCCA customer base during 2014. This disruption ultimately led to the loss of certain clients and a reduction in the projected earnings capacity of WCCA which caused the Company to incur the goodwill impairment charge.
—	a $293,000 decrease in miscellaneous taxes and insurance due to reduced Pennsylvania bank shares tax expense resulting from a change in the calculation methodology that took effect January 1, 2014.
—	a $155,000, or 0.6%, decrease in salaries and employee benefits expense due to lower salaries and incentive compensation in 2014. This reduction occurred even with a $376,000 pension charge in the fourth quarter of 2014 related to 25 employees who elected to participate in an early retirement incentive program. Since the majority of these retired employees will not be replaced, the Company expects to achieve meaningful salary and benefits expense savings in 2015.

Non-interest expense for 2013 totalled $42.2 million, a $1.6 million, or 3.9%, increase from 2012. Factors contributing to the higher non-interest expense in 2013 included:

—	a $691,000, or 2.8%, increase in salaries and employee benefits expense due to higher salaries expense and pension expense in 2013.
—	a $457,000 increase in professional fees due largely to higher legal costs, recruitment fees, and increases in several other professional fee categories which included the cost for outsourcing the computer operations function for part of the year.
—	a $170,000 increase in FDIC insurance expense due largely to the Bank’s increased asset size.

INCOME TAX EXPENSE... The Company recorded income tax expense of $1.6 million or an effective tax rate of 34.6% for 2014 compared to income tax expense of $2.3 million or an effective tax rate of 30.6% for 2013. The higher effective tax rate in 2014 was primarily due to the non-deductibility of the goodwill impairment charge for tax purposes. The income tax expense recorded in 2012 was $2.2 million or an effective tax rate of 30.8% which was comparable with 2013. BOLI is the Company’s largest source of tax-free earnings. The Company’s deferred tax asset was $9.6 million at December 31, 2014 and relates primarily to net operating loss carryforwards and the ALL.

SEGMENT RESULTS... Retail banking’s net income contribution was $2.2 million in 2014 compared to $2.8 million in 2013 and $3.2 million in 2012. This decline in earnings in 2014 was due primarily to lower non-interest income resulting from the previously discussed decrease in residential mortgage banking related revenues, lower deposit service charges and reduced revenue from BOLI in 2014. Net interest income was also down modestly in this segment reflecting the ongoing net interest margin pressure from the continued low interest rate environment which causes the funding benefit for deposits provided by this segment to be lower. These negative items were partially offset by reduced non-interest expense due largely to lower personnel costs. The reduced earnings in 2013 was due largely to lower net interest income resulting from the previously discussed net interest margin pressure, modestly lower non-interest income and higher non-interest expense. The decline in non-interest income reflects decreased residential mortgage banking related revenues resulting from the reduced mortgage production in the second half of the year. The increase in non-interest expense was largely due to a $170,000 increase in FDIC deposit insurance expense in 2013.

The commercial banking segment reported net income of $4.2 million in 2014 compared to net income of $5.0 million in 2013 and $4.7 million in 2012. The reduced net income contribution was due to a net unfavorable swing of $1.3 million in the provision for loan losses from a negative provision of $1.0 million in 2013 to a positive provision of $318,000 in 2014. Non-interest expense also increased in this segment due higher salaries and employee benefit costs as we have increased staffing levels within this segment to generate and support the solid commercial loan growth that we have achieved. These negative items were partially offset by higher net interest income as a result of the previously discussed strong growth in commercial and CRE loans over the past year. Continued improvements in asset quality resulted in a negative provision for loan losses in 2013. Overall, there has been $393,000 additional earnings benefit from negative loan loss provisions in this segment in 2013. This segment also benefitted from a $1.2 million increase in net interest income due to growth in commercial loans in 2013. These positive items were partially offset by a $1.2 million increase in non-interest expense due to higher personnel costs, the costs associated with all three new loan production offices being operational for the entire year and a $238,000 increase in the reserve for unfunded commitments due to increased loan approval activity.

The trust segment’s net income contribution was $564,000 in 2014 compared to $1.2 million in 2013 and $945,000 in 2012. The 2014 year was negatively impacted by the previously discussed $669,000 goodwill impairment charge at WCCA due to the loss of certain clients and a reduction in the projected earnings capacity of WCCA. Non-interest revenue for this segment was also negatively impacted by client attrition at WCCA and lower financial services revenue due to fewer production personnel in 2014. However, non-interest expense in this segment (excluding the goodwill impairment charge) was also down due to reduced personnel cost at WCCA which has helped mitigate a significant portion of the revenue decline. The higher net income contribution in 2013 was due to $607,000 more revenue from increased assets under management which reflects both successful new business development efforts and market appreciation of existing assets given the strong equity market performance in 2013. This more than offset higher non-interest expense from increased personnel costs and professional fees. Overall, the fair market value of trust assets under administration totaled $1.784 billion at December 31, 2014, an increase of $115.6 million, or 6.9%, from the December 31, 2013 total of $1.669 billion.

The investment/parent segment reported a net loss of $3.9 million in 2014 which was comparable with the net loss of $3.8 million in 2013 and $3.7 million in 2012. Overall this segment has felt the most earnings pressure from the continued low interest rate environment and declining investment security balances which have been utilized to help fund loan growth. Additionally, all of the interest expense is allocated to this segment. The Company did generate investment security gains of $177,000 in 2014 and $204,000 in 2013 from the sale of certain rapidly prepaying mortgage backed securities which had a favorable impact on earnings in this segment.

For greater discussion on the future strategic direction of the Company’s key business segments, see “Management’s Discussion and Analysis — Forward Looking Statements.”

BALANCE SHEET... The Company's total consolidated assets of $1.089 billion at December 31, 2014 grew by $33 million or 3.2% from the $1.056 billion level at December 31, 2013. This asset growth was due primarily to a $43.7 million or 5.6% increase in total loans in 2014. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied CRE loans particularly through its loan production offices. This loan increase was partially offset by a $13.2 million decrease in investment securities as the Company utilized this item to help fund the loan growth.

The Company also funded the previously mentioned asset growth with a combination of both increased deposits ($15 million) and FHLB advances ($17 million). The FHLB term advances, with maturities between 3 and 5 years, now total $42 million as the Company has utilized these advances to help manage interest rate risk in a rising rate environment. Other liabilities increased by $2.4 million due to an increase in the Company’s pension liability. Total stockholders’ equity increased by $1.1 million since year-end 2013 mainly due to increased retained earnings as the Company’s net income available to common shareholders more than exceeded funds used for common stock cash dividend payments. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 14.80% and an asset leverage ratio of 11.34% at December 31, 2014. The Company’s book value per common share was $4.97, its tangible book value per common share was $4.33 and its tangible common equity to tangible assets ratio was 7.56% at December 31, 2014.

LIQUIDITY... The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past three years and has been adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth over the past two years. We strive to operate our loan to deposit ratio in a range of 85% to 100%. At December 31, 2014, the Company’s loan to deposit ratio was 95.7%. We are optimistic that we can further increase the loan to deposit ratio in 2015 given current commercial loan pipelines, the continued development of our three existing loan production offices, and the opening of a new loan production office in Harrisonburg Virginia in 2015.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $2.8 million from December 31, 2013, to December 31, 2014, due to $28.7 million of cash provided by financing activities and $5.0 of cash provided by operating activities. This was partially offset by $30.9 million of cash used in investing activities. Within investing activities, cash advanced for new loan fundings and purchases totalled $182.7 million and was $41.4 million higher than the $141.3 million of cash received from loan principal payments and sales. Within financing activities, deposits increased by $15.4 million, which was used to help fund the overall loan growth experienced in 2014. Total FHLB borrowings increased as advances, both short-term and long term, exceeded pay downs by $14 million and was also utilized to fund earning asset growth.

The holding company had a total of $17.6 million of cash, short-term investments, and investment securities at December 31, 2014. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At December 31, 2014, our subsidiary Bank had $514,000 of cash available for immediate dividends to the holding company under applicable regulatory formulas. As such, the holding company has strong liquidity to meet its trust preferred debt service requirements, its SBLF preferred stock dividends, and its common stock dividends, which in total should approximate $2 million over the next twelve months.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, and short-term investments in money market funds. These assets totaled $33 million and $30 million at December 31, 2014 and 2013, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate. At December 31, 2014, the Company had $347 million of overnight borrowing availability at the FHLB, $40 million of short-term borrowing availability at the Federal Reserve Bank and $39 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES... The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.34% and the risk based capital ratio was 14.80% at December 31, 2014. We anticipate that we will maintain our strong capital ratios throughout 2015. Capital generated from earnings will be utilized to pay the SBLF preferred dividend, common stock cash dividend and will also support anticipated balance sheet growth. Our common dividend payout ratio for the full year 2014 was 26.7%. Even after satisfying these obligations, we believe that we will still be able to build the holding company’s cash position in 2015 which currently stands at $17.6 million. We are presently planning to utilize a meaningful part of this cash to redeem a portion of the SBLF preferred stock in the first quarter of 2016 when the interest rate is scheduled to increase from 1% to 9%.

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective for the Company and the Bank on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

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

INTEREST RATE SENSITIVITY... Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company’s net interest income, net income and capital. The management and measurement of interest rate risk at the Company is performed by using the following tools: 1) simulation modeling, which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling incorporates assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis, and 3) static GAP analysis, which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. The overall interest rate risk position and strategies are reviewed by senior management and the Company’s Board on an ongoing basis.

The following table presents a summary of the Company’s static GAP positions at December 31, 2014:

INTEREST SENSITIVITY PERIOD	3 MONTHS OR LESS	OVER 3 MONTHS THROUGH 6 MONTHS	OVER 6 MONTHS THROUGH 1 YEAR	OVER 1 YEAR	TOTAL
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$226,727	$56,024	$90,390	$458,990	$832,131
Investment securities	25,969	7,658	15,389	97,934	146,950
Short-term assets	9,092	—	—	—	9,092
Regulatory stock	4,048	—	—	2,125	6,173
Bank owned life insurance	—	—	37,417	—	37,417
Total rate sensitive assets	$265,836	$63,682	$143,196	$559,049	$1,031,763
RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing deposits	$—	$—	$—	$167,551	$167,551
NOW	—	—	—	89,676	89,676
Money market	179,827	—	—	41,551	221,378
Other savings	22,504	—	—	67,516	90,020
Certificates of deposit of $100,000 or more	4,483	23,171	13,927	8,948	50,529
Other time deposits	68,273	31,312	30,505	120,637	250,727
Total deposits	275,087	54,483	44,432	495,879	869,881
Borrowings	38,880	—	4,000	51,085	93,965
Total rate sensitive liabilities	$313,967	$54,483	$48,432	$546,964	$963,846
INTEREST SENSITIVITY GAP:
Interval	(48,131)	9,199	94,764	12,085	—
Cumulative	$(48,131)	$(38,932)	$55,832	$67,917	$67,917
Period GAP ratio	0.85X	1.17X	2.96X	1.02X
Cumulative GAP ratio	0.85	0.89	1.13	1.07
Ratio of cumulative GAP to total assets	(4.42)%	(3.57)%	5.13%	6.24%

When December 31, 2014 is compared to December 31, 2013, the Company’s cumulative GAP ratio through one year indicates that the Company’s balance sheet is still asset sensitive with some improvement noted between years. We continue to see loan customer preference for fixed rate loans given the overall low level of interest rates. Also, we have extended some term advances with the FHLB to help manage our interest rate risk position. Overall, the absolute low level of short interest rates makes this table more difficult to analyze since there is little room for certain deposit liabilities to reprice downward further.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	0.8%	9.2%
100 bp increase	0.6	6.3
100 bp decrease	(3.8)	(14.4)

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

Within the investment portfolio at December 31, 2014, 86% of the portfolio is classified as available for sale and 14% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are 38 securities that are temporarily impaired at December 31, 2014. The Company reviews its securities quarterly and has asserted that at December 31, 2014, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market (excluding construction and any jumbo loans). The Company also sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year 2014, 59% of all residential mortgage loan production was sold into the secondary market.

The amount of loans outstanding by category as of December 31, 2014, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

	ONE YEAR OR LESS	MORE THAN ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL LOANS
	(IN THOUSANDS, EXCEPT RATIOS)
Commercial	$41,663	$42,388	$55,075	$139,126
Commercial loans secured by real estate	46,254	145,941	218,134	410,329
Real estate-mortgage	46,570	85,850	131,247	263,667
Consumer	6,272	8,654	4,083	19,009
Total	$140,759	$282,833	$408,539	$832,131
Loans with fixed-rate	$82,788	$149,392	$227,768	$459,948
Loans with floating-rate	57,971	133,441	180,771	372,183
Total	$140,759	$282,833	$408,539	$832,131
Percent composition of maturity	16.9%	34.0%	49.1%	100.0%
Fixed-rate loans as a percentage of total loans				55.3%
Floating-rate loans as a percentage of total loans				44.7%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

CONTRACTUAL OBLIGATIONS... The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	PAYMENTS DUE IN
	NOTE REFERENCE	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL
	(IN THOUSANDS)
Deposits without a stated maturity	8	$568,625	$—	$—	$—	$568,625
Certificates of deposit*	8	173,817	55,644	41,247	40,645	311,353
Borrowed funds*	10	43,176	24,727	14,707	—	82,610
Guaranteed junior subordinated deferrable interest debentures*	10	—	—	—	25,524	25,524
Pension obligation	14	2,500	—	—	—	2,500
Lease commitments	15	711	1,011	439	1,561	3,722

*	Includes interest based upon interest rates in effect at December 31, 2014. Future changes in market interest rates could materially affect contractual amounts to be paid.

OFF BALANCE SHEET ARRANGEMENTS... The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $188.0 million and standby letters of credit of $7.2 million as of December 31, 2014. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. The Company had no interest rate contracts outstanding as of December 31, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES... The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry. Accounting and reporting policies for the ALL, goodwill, income taxes, and investment securities are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

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

Commercial and CRE loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the ALL. Approximately $7.2 million, or 74%, of the total ALL at December 31, 2014 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and Troubled Debt Restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

The Company recorded a $669,000 impairment charge as a result of a goodwill impairment analysis performed in the third quarter of 2014. A qualitative assessment of WCCA indicated that it was more likely than not that the carrying value of WCCA exceeded it fair value. As such, the Company then performed the necessary two-step impairment test. In Step 1, we determined the carrying value of WCCA, including the goodwill, and compared it to the estimated fair value of WCCA. The results of Step 1 indicated that the carrying value of the goodwill exceeded the fair value so it was necessary to move to Step 2 where we measured the amount of the impairment loss. After performing Step 2, we determined that the implied value of the goodwill was less than its carrying costs which caused us to record an impairment charge of $669,000 in the third quarter of 2014. Overall, the voluntary departure of WCCA’s former CEO and the related litigation against him for violations of his employment agreement, caused disruption within the WCCA customer base during 2014. This disruption ultimately led to the loss of certain clients and a reduction in the projected earnings capacity of WCCA. These were the key facts and circumstances that led to the goodwill impairment charge in the third quarter of 2014. The Company utilized a discounted cash flow model along with a valuation technique based upon a multiple of revenues to estimate the fair value of WCCA.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2014, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2014, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

FORWARD LOOKING STATEMENTS...

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, the Company will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build the Company into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — It is the existing and prospective customer that the Company must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. The Company is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.
•	Revenue Growth — It is necessary for the Company to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through several loan production offices. There will be a particular focus on small business commercial lending. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.

•	Expense Rationalization — The Company remains focused on trying to reduce and rationalize expenses. This has not been a program of broad based cuts, but has been targeted so the Company stays strong but spends less. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues. Additionally, the Company incurred approximately $150,000 of expenses related to a profitability improvement project in 2015. The Company engaged a consulting firm that specializes in the areas of expense rationalization and profit improvement for community banks. This firm completed a thorough analysis of our business operations and practices during the third quarter. As a result of this project, the firm provided the Company with recommendations to reduce expenses and improve future profitability. Many of their recommendations have been evaluated and already implemented with further study being done on other recommendations scheduled for 2015. The Company expects that its payback on this project will be significant and presently believes that a minimum of $1 million of annual savings from this project will be realized in 2015.

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; (xii) increase in dividend rate on the SBLF Preferred Stock and/or the inability to receive regulatory approval to redeem all or a portion of the SBLF Preferred Stock; and (xiii) other external developments which could materially impact the Company’s operational and financial performance.

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. The Company’s primary credit risk occurs in the loan portfolio. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the ALL to control and manage credit risk. The Company’s investment policy and hedging policy strictly limit the amount of credit risk that may be assumed in the investment portfolio and through hedging activities.

For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity.” The Company’s principal market risk exposure is to interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2014	2013
	(IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions	$23,780	$20,288
Interest bearing deposits	2,952	2,967
Short-term investments in money market funds	6,140	6,811
Cash and cash equivalents	32,872	30,066
Investment securities:
Available for sale	127,110	141,978
Held to maturity (fair value $20,213 at December 31, 2014 and $17,788 at December 31, 2013)	19,840	18,187
Loans held for sale	5,051	3,402
Loans	827,634	783,927
Less: Unearned income	554	581
Allowance for loan losses	9,623	10,104
Net loans	817,457	773,242
Premises and equipment, net	13,012	13,119
Accrued interest income receivable	3,127	2,908
Goodwill	11,944	12,613
Bank owned life insurance	37,417	36,669
Net deferred tax asset	9,548	9,572
Federal Home Loan Bank stock	4,048	4,677
Federal Reserve Bank stock	2,125	2,125
Other assets	5,712	7,478
TOTAL ASSETS	$1,089,263	$1,056,036
LIABILITIES
Non-interest bearing deposits	$167,551	$154,002
Interest bearing deposits	702,330	700,520
Total deposits	869,881	854,522
Short-term borrowings	38,880	41,555
Advances from Federal Home Loan Bank	42,000	25,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	93,965	79,640
Other liabilities	11,010	8,567
TOTAL LIABILITIES	974,856	942,729
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; there were 21,000 shares issued and outstanding on December 31, 2014 and 2013	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized: 26,412,007 shares issued and 18,794,888 shares outstanding on December 31, 2014; 26,402,007 shares issued and 18,784,188 shares outstanding on December 31, 2013	264	264
Treasury stock at cost, 7,617,819 shares on December 31, 2014 and 2013	(74,829)	(74,829)
Capital surplus	145,256	145,190
Retained earnings	29,618	27,557
Accumulated other comprehensive loss, net	(6,902)	(5,875)
TOTAL STOCKHOLDERS’ EQUITY	114,407	113,307
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,089,263	$1,056,036

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
Taxable	$36,285	$35,063	$34,752
Tax exempt	57	57	63
Interest bearing deposits	5	6	10
Short-term investments in money market funds	7	8	18
Investment securities:
Available for sale	3,528	3,701	4,634
Held to maturity	559	508	440
Total Interest Income	40,441	39,343	39,917
INTEREST EXPENSE
Deposits	4,889	5,164	6,502
Short-term borrowings	55	46	11
Advances from Federal Home Loan Bank	333	152	81
Guaranteed junior subordinated deferrable interest debentures	1,120	1,120	1,120
Total Interest Expense	6,397	6,482	7,714
Net Interest Income	34,044	32,861	32,203
Provision (credit) for loan losses	375	(1,100)	(775)
Net Interest Income after Provision (credit) for Loan Losses	33,669	33,961	32,978
NON-INTEREST INCOME
Trust and investment advisory fees	7,765	7,812	7,268
Service charges on deposit accounts	1,957	2,173	2,195
Net gains on loans held for sale	748	1,089	1,132
Mortgage related fees	590	773	902
Net realized gains on investment securities	177	204	12
Bank owned life insurance	748	998	863
Other income	2,338	2,695	2,571
Total Non-Interest Income	14,323	15,744	14,943
NON-INTEREST EXPENSE
Salaries and employee benefits	24,960	25,115	24,424
Net occupancy expense	2,964	2,937	2,800
Equipment expense	1,892	1,851	1,764
Professional fees	5,409	4,327	3,870
Supplies, postage, and freight	761	810	830
Miscellaneous taxes and insurance	1,174	1,467	1,439
Federal deposit insurance expense	636	611	441
Goodwill impairment charge	669	—	—
Other expense	4,906	5,105	5,073
Total Non-Interest Expense	43,371	42,223	40,641

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
PRETAX INCOME	4,621	7,482	7,280
Provision for income taxes	1,598	2,289	2,241
NET INCOME	3,023	5,193	5,039
Preferred stock dividends	210	209	828
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,813	$4,984	$4,211
PER COMMON SHARE DATA:
Basic:
Net income	$0.15	$0.26	$0.21
Average number of shares outstanding	18,793	18,942	19,685
Diluted:
Net income	$0.15	$0.26	$0.21
Average number of shares outstanding	18,908	19,034	19,747
Cash dividends declared	$0.04	$0.03	$0.00

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS)
COMPREHENSIVE INCOME
Net income	$3,023	$5,193	$5,039
Other comprehensive loss, before tax:
Pension obligation change for defined benefit plan	(2,770)	3,942	(2,127)
Income tax effect	943	(1,340)	724
Unrealized holding gains (losses) on available for sale securities arising during period	1,391	(4,489)	(466)
Income tax effect	(474)	1,526	158
Reclassification adjustment for net realized gains on available for sale securities included in net income	(177)	(204)	(12)
Income tax effect	60	69	4
Other comprehensive loss	(1,027)	(496)	(1,719)
Comprehensive income	$1,996	$4,697	$3,320

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period	$21,000	$21,000	$21,000
Balance at end of period	21,000	21,000	21,000
COMMON STOCK
Balance at beginning of period	264	264	264
Balance at end of period	264	264	264
TREASURY STOCK
Balance at beginning of period	(74,829)	(73,658)	(69,241)
Treasury stock, purchased at cost (384,000 and 1,757,800 shares in 2013 and 2012, respectively)	—	(1,171)	(4,417)
Balance at end of period	(74,829)	(74,829)	(73,658)
CAPITAL SURPLUS
Balance at beginning of period	145,190	145,102	145,061
New common shares issued for exercise of stock options	24	6	3
Stock option expense	42	82	38
Balance at end of period	145,256	145,190	145,102
RETAINED EARNINGS
Balance at beginning of period	27,557	23,139	18,928
Net income	3,023	5,193	5,039
Cash dividend declared on common stock	(752)	(566)	—
Cash dividend declared on preferred stock	(210)	(209)	(828)
Balance at end of period	29,618	27,557	23,139
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(5,875)	(5,379)	(3,660)
Other comprehensive loss	(1,027)	(496)	(1,719)
Balance at end of period	(6,902)	(5,875)	(5,379)
TOTAL STOCKHOLDERS’ EQUITY	$114,407	$113,307	$110,468

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$3,023	$5,193	$5,039
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	375	(1,100)	(775)
Depreciation and amortization expense	1,836	1,683	1,523
Net amortization of investment securities	385	755	1,124
Net realized gains on investment securities – available for sale	(177)	(204)	(12)
Net gains on loans held for sale	(748)	(1,089)	(1,132)
Amortization of deferred loan fees	(262)	(304)	(240)
Origination of mortgage loans held for sale	(51,481)	(60,826)	(76,688)
Sales of mortgage loans held for sale	50,580	69,089	74,354
Decrease (increase) in accrued interest receivable	(219)	52	256
Decrease in accrued interest payable	(78)	(299)	(440)
Earnings on bank-owned life insurance	(748)	(811)	(863)
Deferred income taxes	562	2,150	2,101
Stock compensation expense	66	88	41
Goodwill impairment charge	669	—	—
Decrease in prepaid Federal Deposit Insurance	—	1,444	370
Other, net	1,179	(967)	(1,446)
Net cash provided by operating activities	4,962	14,854	3,212
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(12,218)	(50,125)	(34,199)
Purchase of investment securities – held to maturity	(3,093)	(8,942)	(4,987)
Proceeds from maturities of investment securities – available for sale	22,900	43,307	59,800
Proceeds from maturities of investment securities – held to maturity	1,390	4,425	3,518
Proceeds from sales of investment securities – available for sale	5,242	11,185	4,221
Purchase of regulatory stock	(9,817)	(5,865)	—
Proceeds from redemption of regulatory stock	10,446	5,367	1,712
Long-term loans originated	(177,351)	(205,549)	(232,685)
Principal collected on long-term loans	130,476	146,720	182,245
Participations purchased	(5,347)	(12,990)	(17,492)
Participations sold	10,810	8,500	8,500
Net increase in other short-term loans	(3,558)	(679)	(300)
Purchases of premises and equipment	(1,720)	(3,004)	(2,647)
Proceeds from sale of other real estate owned	946	993	160
Proceeds from life insurance policies	—	356	—
Net cash used in investing activities	(30,894)	(66,301)	(32,154)
FINANCING ACTIVITIES
Net increase in deposit balances	15,375	18,744	19,329
Net (decrease) increase in other short-term borrowings	(2,675)	25,895	(105)
Principal borrowings on advances from Federal Home Loan Bank	17,000	18,000	21,000
Principal repayments on advances from Federal Home Loan Bank	—	(6,000)	(14,000)
Preferred stock dividend paid	(210)	(209)	(828)
Common stock dividend paid	(752)	(566)	—
Purchase of treasury stock	—	(1,171)	(4,417)
Net cash provided by financing activities	28,738	54,693	20,979
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,806	3,246	(7,963)
CASH AND CASH EQUIVALENTS AT JANUARY 1	30,066	26,820	34,783
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$32,872	$30,066	$26,820

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 17 banking locations in five southwestern Pennsylvania counties. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $1.8 billion that are not recognized on the Company’s Consolidated Balance Sheet at December 31, 2014.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of AmeriServ Financial, Inc. and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), Trust Company, and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a state-chartered full service bank with 17 locations in Pennsylvania. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

Intercompany accounts and transactions have been eliminated in preparing the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles, or GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from these estimates and the differences may be material to the Consolidated Financial Statements. The Company’s most significant estimates relate to the allowance for loan losses, goodwill, income taxes, investment securities, pension, and the fair value of financial instruments.

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

TRANSFERS OF FINANCIAL ASSETS:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:

As a financial institution, which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

—	Review of all criticized, classified and impaired loans with aggregate balances over $250,000 to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve allocations established for these criticized, classified and impaired loans are based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. All loans classified as doubtful or worse are specifically reserved. For impaired loans the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.
—	The application of formula driven reserve allocations for all commercial and commercial real-estate loans by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the nature of the migration analysis.
—	The application of formula driven reserve allocations to consumer and residential mortgage loans which are based upon historical net charge-off experience for those loan types. The residential mortgage loan and consumer loan allocations are based upon the Company’s three-year historical average of actual loan net charge-offs experienced in each of those categories.
—	The application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, levels of non-accrual and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.
—	Management recognizes that there may be events or economic factors that have occurred affecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at reserves for a specific loan or portfolio segment. Therefore, the Company believes that there is estimation risk associated with the use of specific and formula driven allowances.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT:

The allowance for unfunded loan commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers and the terms and expiration dates of the unfunded credit facilities. Net adjustments to the allowance for unfunded loan commitments and letters of credit are provided for in the unfunded commitment reserve expense line item within other expense in the Consolidated Statements of Operations and a separate reserve is recorded within the other liabilities section of the Consolidated Balance Sheets.

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

INTANGIBLE ASSETS:
Goodwill

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company accounts for goodwill using a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company performs an impairment analysis of goodwill at least annually.

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 3,625, 103,570, and 49,842 shares of common stock were outstanding during 2014, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options to purchase common stock outstanding were $4.60 – $5.22, $3.05 – $5.75, and $2.80 – $5.75 during 2014, 2013 and 2012, respectively. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net income	$3,023	$5,193	$5,039
Preferred stock dividends	210	209	828
Net income available to common shareholders	$2,813	$4,984	$4,211
Denominator:
Weighted average common shares outstanding (basic)	18,793	18,942	19,685
Effect of stock options	115	92	62
Weighted average common shares outstanding (diluted)	18,908	19,034	19,747
Earnings per common share:
Basic	$0.15	$0.26	$0.21
Diluted	0.15	0.26	0.21
STOCK-BASED COMPENSATION:

The Company uses the modified prospective method for accounting of stock-based compensation. The Company recognized $42,000, $82,000 and $38,000 of pretax compensation expense for the years 2014, 2013 and 2012. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. See Note 18 for details on the assumptions used.

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

CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in money market funds. The Company made $1,063,000 in income tax payments in 2014; $137,000 in 2013; and $142,000 in 2012. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $660,000 in 2014; $766,000 in 2013; and $1,266,000 in 2012. The Company made total interest payments of $6,475,000 in 2014; $6,781,000 in 2013; and $8,154,000 in 2012.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

PENSION:

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. Our pension benefits are described further in Note 12 of the Notes to Consolidated Financial Statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

We group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level I — Valuation is based upon quoted prices for identical instruments traded in active markets.

Level II — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level III — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in generally accepted accounting principles.

Fair value measurements for most of our assets are obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid, and other market information. Subsequently, all of our financial instruments use either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. In certain cases, however, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations.

RECENT ACCOUNTING STANDARDS:

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

2.  CASH AND DUE FROM DEPOSITORY INSTITUTIONS

Included in “Cash and due from depository institutions” are required federal reserves of $2,000 and $61,000 at December 31, 2014 and 2013, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and a depository amount held with the Federal Reserve Bank.

3.  INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	AT DECEMBER 31, 2014
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$5,931	$21	$(46)	$5,906
Corporate bonds	15,497	61	(122)	15,436
U.S. Agency mortgage-backed securities	102,888	3,197	(317)	105,768
Total	$124,316	$3,279	$(485)	$127,110

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES  – (continued)

Investment securities held to maturity:

	AT DECEMBER 31, 2014
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$12,481	$395	$(50)	$12,826
Taxable municipal	3,364	74	(24)	3,414
Corporate bonds and other securities	3,995	6	(28)	3,973
Total	$19,840	$475	$(102)	$20,213

Investment securities available for sale:

	AT DECEMBER 31, 2013
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$6,926	$35	$(126)	$6,835
Corporate bonds	11,992	21	(252)	11,761
U.S. Agency mortgage-backed securities	121,480	3,129	(1,227)	123,382
Total	$140,398	$3,185	$(1,605)	$141,978

Investment securities held to maturity:

	AT DECEMBER 31, 2013
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$12,671	$289	$(477)	$12,483
Taxable municipal	1,521	—	(120)	1,401
Corporate bonds and other securities	3,995	—	(91)	3,904
Total	$18,187	$289	$(688)	$17,788

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2014, 84.1% of the portfolio was rated AAA as compared to 89.0% at December 31, 2013. 3.8% of the portfolio was rated below A or unrated on December 31, 2014. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders’ equity at December 31, 2014.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $104,780,000 at December 31, 2014 and $110,780,000 at December 31, 2013.

The Company realized $182,000 of gross investment security gains and $5,000 of gross investment security losses in 2014 and $289,000 of gross investment security gains and $85,000 of investment security losses in 2013, and $12,000 of gross investment gains and no investment security losses in 2012. On a net basis, the realized gain for 2014 was $117,000 after factoring in tax expense of $60,000 and the realized gain for 2013 was $135,000 after factoring in tax expense of $69,000, and the realized gain for 2012 was $8,000

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES  – (continued)

after factoring in tax expense of $4,000. Proceeds from sales of investment securities available for sale were $5.2 million for 2014, $11.2 million for 2013, and $4.2 million during 2012.

The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values, and the weighted average yield for each type and range of maturity as of December 31, 2014. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. The Company’s consolidated investment securities portfolio had an effective duration of approximately 2.95 years. The weighted average expected maturity for available for sale securities at December 31, 2014 for U.S. Agency, U.S. Agency Mortgage-Backed and Corporate Bond securities was 2.95, 4.25 and 4.85 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2014 for U.S. Agency Mortgage-Backed and Corporate Bonds/Taxable Municipals and other securities were 6.37 and 5.78 years.

Investment securities available for sale:

	AT DECEMBER 31, 2014
	U.S. AGENCY		U.S. AGENCY MORTGAGE- BACKED SECURITIES		CORPORATE BONDS		TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$1,000	2.00%	$—	—%	$—	—%	$1,000	2.00%
After 1 year but within 5 years	4,931	1.38	1,696	4.46	7,999	1.75	14,626	1.96
After 5 years but within 10 years	—	—	10,340	2.74	7,498	2.05	17,838	2.46
After 10 years but within 15 years	—	—	56,783	2.66	—	—	56,783	2.66
Over 15 years	—	—	34,069	2.56	—	—	34,069	2.56
Total	$5,931	1.48	$102,888	2.66	$15,497	1.90	$124,316	2.52
FAIR VALUE
Within 1 year	$1,013		$—		$—		$1,013
After 1 year but within 5 years	4,893		1,791		7,991		14,675
After 5 years but within 10 years	—		10,671		7,445		18,116
After 10 years but within15 years	—		58,141		—		58,141
Over 15 years	—		35,165		—		35,165
Total	$5,906		$105,768		$15,436		$127,110

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES  – (continued)

Investment securities held to maturity:

	AT DECEMBER 31, 2014
	U.S. AGENCY MORTGAGE- BACKED SECURITIES		CORPORATE BONDS AND OTHER		TOTAL INVESTMENT SECURITIES HELD TO MATURITY
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$2,000	1.35%	$2,000	1.35%
After 1 year but within 5 years	—	—	1,000	1.67	1,000	1.67
After 5 years but within 10 years	2,959	2.40	851	3.63	3,810	2.67
After 10 years but within15 years	—	—	1,162	3.27	1,162	3.27
Over 15 years	9,522	3.45	2,346	4.49	11,868	3.66
Total	$12,481	3.20	$7,359	2.96	$19,840	3.11
FAIR VALUE
Within 1 year	$—		$1,991		$1,991
After 1 year but within 5 years	—		981		981
After 5 years but within 10 years	2,931		868		3,799
After 10 years but within15 years	—		1,140		1,140
Over 15 years	9,895		2,407		12,302
Total	$12,826		$7,387		$20,213

The following tables present information concerning investments with unrealized losses as of December 31, 2014 (in thousands):

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
Total investment securities:	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$996	$(4)	$2,858	$(42)	$3,854	$(46)
U.S. Agency mortgage-backed securities	2,826	(13)	20,408	(354)	23,234	(367)
Taxable municipal	150	(1)	988	(23)	1,138	(24)
Corporate bonds and other securities	2,960	(43)	8,891	(107)	11,851	(150)
Total	$6,932	$(61)	$33,145	$(526)	$40,077	$(587)

The following tables present information concerning investments with unrealized losses as of December 31, 2013 (in thousands):

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
Total investment securities:	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$3,812	$(64)	$938	$(62)	$4,750	$(126)
U.S. Agency mortgage-backed securities	52,163	(1,701)	669	(3)	52,832	(1,704)
Taxable municipal	891	(120)	—	—	891	(120)
Corporate bonds and other securities	9,687	(300)	2,957	(43)	12,644	(343)
Total	$66,553	$(2,185)	$4,564	$(108)	$71,117	$(2,293)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES  – (continued)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 38 positions that are considered temporarily impaired at December 31, 2014. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

4.  LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2014	2013
	(IN THOUSANDS)
Commercial	$139,126	$120,102
Commercial loans secured by real estate	410,329	411,691
Real estate-mortgage	258,616	235,689
Consumer	19,009	15,864
Loans, net of unearned income	$827,080	$783,346

Loan balances at December 31, 2014 and 2013 are net of unearned income of $554,000 and $581,000, respectively. Real estate construction loans comprised 3.5% and 3.0% of total loans net of unearned income at December 31, 2014 and 2013, respectively. The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct loan exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2014 and 2013, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 250 mile radius of the Johnstown market.

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $847,000 and $853,000 at December 31, 2014 and 2013, respectively.

5.  ALLOWANCE FOR LOAN LOSSES

The following table summarizes the rollforward of the allowance for loan losses by portfolio segment (in thousands).

	BALANCE AT DECEMBER 31, 2013	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2014
Commercial	$2,844	$(172)	$141	$449	$3,262
Commercial loans secured by real estate	4,885	(708)	231	(506)	3,902
Real estate-mortgage	1,260	(322)	71	301	1,310
Consumer	136	(121)	24	151	190
Allocation for general risk	979	—	—	(20)	959
Total	$10,104	$(1,323)	$467	$375	$9,623

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

	BALANCE AT DECEMBER 31, 2012	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2013
Commercial	$2,596	$(50)	$80	$218	$2,844
Commercial loans secured by real estate	7,796	(1,777)	481	(1,615)	4,885
Real estate-mortgage	1,269	(139)	122	8	1,260
Consumer	150	(154)	70	70	136
Allocation for general risk	760	—	—	219	979
Total	$12,571	$(2,120)	$753	$(1,100)	$10,104

	BALANCE AT DECEMBER 31, 2011	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2012
Commercial	$2,365	$(345)	$138	$438	$2,596
Commercial loans secured by real estate	9,400	(796)	245	(1,053)	7,796
Real estate-mortgage	1,270	(420)	54	365	1,269
Consumer	174	(200)	47	129	150
Allocation for general risk	1,414	—	—	(654)	760
Total	$14,623	$(1,761)	$484	$(775)	$12,571

As a result of successful ongoing problem credit resolution efforts, the Company achieved further asset quality improvements in 2014. These improvements are evidenced by reduced levels of non-accrual loans, non-performing assets, classified assets and low loan delinquency levels that continue to be well below 1% of total loans. The positive provision for loan losses in commercial and real-estate mortgage loans was needed to support the loan growth experienced in these categories during 2014.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2014
	(IN THOUSANDS)
Loans:	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	TOTAL
Individually evaluated for impairment	$—	$989	$—	$—	$989
Collectively evaluated for impairment	139,126	409,340	258,616	19,009	826,091
Total loans	$139,126	$410,329	$258,616	$19,009	$827,080

	AT DECEMBER 31, 2014
	(IN THOUSANDS)
Allowance for loan losses:	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
Specific reserve allocation	$—	$520	$—	$—	$—	$520
General reserve allocation	3,262	3,382	1,310	190	959	9,103
Total allowance for loan losses	$3,262	$3,902	$1,310	$190	$959	$9,623

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

	AT DECEMBER 31, 2013
	(IN THOUSANDS)
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

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The loan segments used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio and therefore, no further disaggregation into classes is necessary. The overall risk profile for the commercial loan segment is impacted by non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, as a meaningful but declining portion of the commercial portfolio is centered in these types of accounts. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans and home equity loans secured by residential real estate. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

	DECEMBER 31, 2014
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial loans secured by real estate	$989	$520	$—	$989	$1,069
Total impaired loans	$989	$520	$—	$989	$1,069

	DECEMBER 31, 2013
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial loans secured by real estate	$3,005	$812	$—	$3,005	$3,118
Consumer	61	1	—	61	61
Total impaired loans	$3,066	$813	$—	$3,066	$3,179

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS)
Average impaired balance:
Commercial	$—	$13	$13
Commercial loans secured by real estate	1,756	2,459	3,754
Consumer	—	37	3
Average investment in impaired loans	$1,756	$2,509	$3,770
Interest income recognized:
Commercial	$—	$—	$—
Commercial loans secured by real estate	12	11	—
Consumer	—	3	—
Interest income recognized on a cash basis on impaired loans	$12	$14	$—

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

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

	DECEMBER 31, 2014
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$132,665	$161	$6,164	$136	$139,126
Commercial loans secured by real estate	406,195	620	3,238	276	410,329
Total	$538,860	$781	$9,402	$412	$549,455

	DECEMBER 31, 2013
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$108,623	$8,880	$2,599	$—	$120,102
Commercial loans secured by real estate	396,788	6,961	7,482	460	411,691
Total	$505,411	$15,841	$10,081	$460	$531,793

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

	DECEMBER 31, 2014
	PERFORMING	NON- PERFORMING
	(IN THOUSANDS)
Real estate-mortgage	$257,199	$1,417
Consumer	19,009	—
Total	$276,208	$1,417

	December 31, 2013
	PERFORMING	NON- PERFORMING
	(IN THOUSANDS)
Real estate-mortgage	$234,450	$1,239
Consumer	15,803	61
Total	$250,253	$1,300

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans.

	DECEMBER 31, 2014
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
	(IN THOUSANDS)
Commercial	$139,126	$—	$—	$—	$—	$139,126	$—
Commercial loans secured by real estate	410,049	280	—	—	280	410,329	—
Real estate-mortgage	255,021	2,196	332	1,067	3,595	258,616	—
Consumer	18,927	74	8	—	82	19,009	—
Total	$823,123	$2,550	$340	$1,067	$3,957	$827,080	$—

	DECEMBER 31, 2013
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
	(IN THOUSANDS)
Commercial	$120,102	$—	$—	$—	$—	$120,102	$—
Commercial loans secured by real estate	410,619	457	—	615	1,072	411,691	—
Real estate-mortgage	231,740	2,232	670	1,047	3,949	235,689	—
Consumer	15,804	33	27	—	60	15,864	—
Total	$778,265	$2,722	$697	$1,662	$5,081	$783,346	$—

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are complemented by consideration of other qualitative factors.

Management tracks the historical net charge-off activity at each risk rating grade level for the entire commercial portfolio and at the aggregate level for the consumer and residential mortgage portfolios. A historical charge-off factor is calculated utilizing a rolling 12 consecutive historical quarters for the commercial portfolios. This historical charge-off factor for the consumer and residential mortgage portfolios are based on a three year historical average of actual loss experience.

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

6.  NON-PERFORMING ASSETS INCLUDING TROUBLED DEBT
RESTRUCTURINGS

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments, (iii) performing loans classified as TDR and (iv) OREO (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets).

The following tables present information concerning non-performing assets including TDR:

	AT DECEMBER 31,
	2014	2013
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial loans secured by real estate	$778	$1,632
Real estate-mortgage	1,417	1,239
Total	2,195	2,871

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  NON-PERFORMING ASSETS INCLUDING TROUBLED DEBT
RESTRUCTURINGS  – (continued)

	AT DECEMBER 31,
	2014	2013
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Other real estate owned:
Commercial loans secured by real estate	384	344
Real estate-mortgage	128	673
Total	512	1,017
Total restructured loans not in non-accrual (TDR)	210	221
Total non-performing assets including TDR	$2,917	$4,109
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.35%	0.52%

The Company had no loans past due 90 days or more for the periods presented which were accruing interest.

Consistent with accounting and regulatory guidance, the Bank recognizes a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Bank’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  NON-PERFORMING ASSETS INCLUDING TROUBLED DEBT
RESTRUCTURINGS  – (continued)

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

Any loan modification where the borrower’s aggregate exposure is at least $250,000 and where the loan currently maintains a criticized or classified risk rating, i.e. Special Mention, Substandard or Doubtful, or where the loan will be assigned a criticized or classified rating after the modification is evaluated to determine the need for TDR classification. The specific ALL reserve for loans modified as TDR’s was $520,000 and $344,000 as of December 31, 2014 and 2013, respectively.

The following table details the TDRs at December 31, 2014 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$210	Extension of maturity date

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$742	Extension of maturity date

The following table details the TDRs at December 31, 2013 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$1,250	Extension of maturity date

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$161	Extension of maturity date
Consumer	2	61	Extension of maturity date

The following table details the TDRs at December 31, 2012 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	4	$3,772	Extension of maturity date

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$169	Extension of maturity date
Consumer	1	13	Extension of maturity date

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  NON-PERFORMING ASSETS INCLUDING TROUBLED DEBT
RESTRUCTURINGS  – (continued)

The following table presents the recorded investment in loans that were modified as TDR’s in the previous 12 months and defaulted during these reporting periods (in thousands).

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Recorded investment of defaults
Commercial loan secured by real estate	$—	$1,480	$595
Total	$—	$1,480	$595

All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed. All TDRs which defaulted in the above table had a related allowance adequate to reserve for anticipated losses.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. OREO is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.

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

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS)
Interest income due in accordance with original terms	$136	$178	$231
Interest income recorded	—	—	—
Net reduction in interest income	$136	$178	$231

7.  PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2014	2013
	(IN THOUSANDS)
Land	$1,198	$1,208
Premises	24,175	25,752
Furniture and equipment	8,337	8,912
Leasehold improvements	689	803
Total at cost	34,399	36,675
Less: Accumulated depreciation and amortization	21,387	23,556
Net book value	$13,012	$13,119

The Company recorded depreciation expense of $1.8 million and $1.7 million for the years 2014 and 2013, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2014	2013
	(IN THOUSANDS)
Demand:
Non-interest bearing	$167,551	$154,002
Interest bearing	89,676	84,926
Savings	90,020	87,655
Money market	221,378	219,801
Certificates of deposit in denominations of $100,000 or more	50,529	47,287
Other time	250,727	260,851
Total deposits	$869,881	$854,522

Interest expense on deposits consisted of the following:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS)
Interest bearing demand	$191	$138	$116
Savings	144	139	181
Money market	761	736	895
Certificates of deposit in denominations of $100,000 or more	268	289	435
Other time	3,525	3,862	4,875
Total interest expense	$4,889	$5,164	$6,502

The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2014 maturing in the periods presented:

YEAR:	OTHER TIME DEPOSITS	CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
	(IN THOUSANDS)
2015	$130,090	$41,582
2016	30,472	8,230
2017	14,515	417
2018	26,424	200
2019	12,193	—
2020 and after	37,033	100
Total	$250,727	$50,529

The maturities on certificates of deposit greater than $100,000 or more as of December 31, 2014, are as follows:

MATURING IN:	(IN THOUSANDS)
Three months or less	$4,483
Over three through six months	23,171
Over six through twelve months	13,928
Over twelve months	8,947
Total	$50,529

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  DEPOSITS  – (continued)

The aggregate amount of time deposit accounts (including certificates of deposit) that meet or exceed the FDIC insurance limit at December 31, 2014 and 2013 are $65.2 million and $61.0 million, respectively.

9.  SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2014
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$38,880
Maximum indebtedness at any month end	—	47,762
Average balance during year	—	18,783
Average rate paid for the year	—	0.29%
Interest rate on year-end balance	—	0.27

	AT DECEMBER 31, 2013
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$41,555
Maximum indebtedness at any month end	—	41,555
Average balance during year	959	16,482
Average rate paid for the year	0.34%	0.26%
Interest rate on year-end balance	—	0.25

	AT DECEMBER 31, 2012
	FEDERAL FUNDS PURCHASED	OTHER SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$15,660
Maximum indebtedness at any month end	—	19,755
Average balance during year	117	5,225
Average rate paid for the year	0.34%	0.20%
Interest rate on year-end balance	—	0.25

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to one year in maturity. The average maturity was one day at the end of 2014, 2013 and 2012.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Advances from the FHLB consist of the following:

	AT DECEMBER 31, 2014
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS, EXCEPT RATES)
2015	0.52	4,000
2016	0.81	12,000
2017	1.06	12,000
2018	1.51	10,000
2019	1.88	4,000
Total advances from FHLB	1.12	$42,000

	AT DECEMBER 31, 2013
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS, EXCEPT RATES)
2015	0.52	4,000
2016	0.81	12,000
2017	1.07	7,000
2018	1.47	2,000
Total advances from FHLB	0.89	$25,000

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate and certain types of CRE. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rate on the advances is fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage and CRE loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2014, the Company had immediately available $347 million of overnight borrowing capability at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

Guaranteed Junior Subordinated Deferrable Interest Debentures:

On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by the Company. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $209,000 as of December 31, 2014 and are included in other assets on the Consolidated Balance Sheets, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. The Company used $22.5 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in 2005 and 2004. The balance as of December 31, 2014 and 2013 was $13.1 million.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2014 and 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liability Measured on a Recurring Basis

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2014 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Assets:
U.S. Agency securities	$5,906	$—	$5,906	$—
U.S. Agency mortgage-backed securities	105,768	—	105,768	—
Corporate bonds	15,436	—	15,436	—

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2013 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Assets:
U.S. Agency securities	$6,835	$—	$6,835	$—
U.S. Agency mortgage-backed securities	123,382	—	123,382	—
Corporate bonds	11,761	—	11,761	—

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS  – (continued)

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2014 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Assets:
Impaired loans	$469	$—	$—	$469
Other real estate owned	512	—	—	512

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2013 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Assets:
Impaired loans	$2,253	$—	$—	$2,253
Other real estate owned	1,017	—	—	1,017

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At December 31, 2014, impaired loans with a carrying value of $989,000 were reduced by specific valuation allowance totaling $520,000 resulting in a net fair value of $469,000. At December 31, 2013, impaired loans with a carrying value of $3.1 million were reduced by specific valuation allowance totaling $813,000 resulting in a net fair value of $2.3 million.

OREO is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2014	Fair Value	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$469	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 37%(30%)
			Liquidation expenses(2)	1% to 15%(10%)
Other real estate owned	512	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	47% to 83%(55%)
			Liquidation expenses(2)	1% to 61%(9%)

	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2013	Fair Value	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$2,253	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 37%(30%)
			Liquidation expenses(2)	1% to 15%(10%)
Other real estate owned	1,017	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	31% to 48%(38%)
			Liquidation expenses(2)	1% to 20%(10%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Fair values have been determined by the Company using independent third party valuations that uses best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash and cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded carrying values. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded carrying values at December 31, 2014 and 2013, were as follows:

	AT DECEMBER 31, 2014
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$32,872	$32,872	$32,872	$—	$—
Investment securities – AFS	127,110	127,110	—	127,110	—
Investment securities – HTM	19,840	20,213	—	17,241	2,972
Regulatory stock	6,173	6,173	6,173	—	—
Loans held for sale	5,051	5,127	5,127	—	—
Loans, net of allowance for loan loss and unearned income	817,457	819,935	—	—	819,935
Accrued interest income receivable	3,127	3,127	3,127	—	—
Bank owned life insurance	37,417	37,417	37,417	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$568,625	$568,625	$568,625	$—	$—
Deposits with stated maturities	301,256	304,744	—	—	304,744
Short-term borrowings	38,880	38,880	38,880	—	—
All other borrowings	55,085	59,256	—	—	59,256
Accrued interest payable	1,706	1,706	1,706	—	—

	At December 31, 2013
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$30,066	$30,066	$30,066	$—	$—
Investment securities – AFS	141,978	141,978	—	141,978	—
Investment securities – HTM	18,187	17,788	—	14,822	2,966
Regulatory stock	6,802	6,802	6,802	—	—
Loans held for sale	3,402	3,453	3,453	—	—
Loans, net of allowance for loan loss and unearned income	773,242	771,460	—	—	771,460
Accrued interest income receivable	2,908	2,908	2,908	—	—
Bank owned life insurance	36,669	36,669	36,669	—	—

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES

The expense for income taxes is summarized below:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS)
Current	$1,036	$139	$140
Deferred	562	2,150	2,101
Income tax expense	$1,598	$2,289	$2,241

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2014		2013		2012
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense based on federal statutory rate	$1,571	34.0%	$2,544	34.0%	$2,475	34.0%
Tax exempt income	(274)	(5.9)	(359)	(4.8)	(315)	(4.3)
Other	301	6.5	104	1.4	81	1.1
Total expense for income taxes	$1,598	34.6%	$2,289	30.6%	$2,241	30.8%

The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2014	2013
	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$3,272	$3,437
Unfunded commitment reserve	300	264
Premises and equipment	1,433	1,832
Accrued pension obligation	2,358	1,462
Net operating loss carryforwards	242	1,307
Alternative minimum tax credits	2,820	1,749
Other	349	393
Total tax assets	10,774	10,444
DEFERRED TAX LIABILITIES:
Investment accretion	(25)	(18)
Unrealized investment security gains	(950)	(545)
Other	(251)	(309)
Total tax liabilities	(1,226)	(872)
Net deferred tax asset	$9,548	$9,572

At December 31, 2014 and 2013, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize all net operating loss carryforwards and alternative minimum tax (AMT) credits.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES  – (continued)

The change in net deferred tax assets and liabilities consist of the following:

	YEAR ENDED DECEMBER 31,
	2014	2013
	(IN THOUSANDS)
Unrealized gains recognized in comprehensive income	$(404)	$1,595
Pension obligation of the defined benefit plan not yet recognized in income	942	(1,340)
Deferred provision for income taxes	(562)	(2,150)
Net decrease	$(24)	$(1,895)

The Company has AMT credit carryforwards of approximately $2.8 million at December 31, 2014. These credits have an indefinite carryforward period. The Company also has a $713,000 net operating loss carryforward that will begin to expire in the year 2025.

The Company utilizes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company has no tax liability for uncertain tax positions. The Company’s federal and state income tax returns for taxable years through 2010 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

14.  EMPLOYEE BENEFIT PLANS

PENSION PLANS:

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Effective January 1, 2013, the Company implemented a soft freeze of its defined benefit pension plan for non-union employees. A soft freeze means that all existing employees as of December 31, 2012 will remain in the defined benefit pension plan but any new non-union employees hired after January 1, 2013 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401K program. The Company implemented a similar soft freeze of its defined benefit pension plan for union employees effective January 1, 2014. The Company executed these changes to help reduce its pension costs in future years. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of the Company’s common stock valued at $651,000 and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31, 2014.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2014	2013
	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$30,249	$29,844
Service cost	1,601	1,703
Interest cost	1,368	1,189
Actuarial (gain) loss	3,406	(757)
Curtailments	328	—
Special/contractual termination benefits	376	—
Benefits paid	(3,627)	(1,730)
Benefit obligation at end of year	33,701	30,249
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	26,288	21,368
Actual return on plan assets	2,056	3,850
Employer contributions	2,650	2,800
Benefits paid	(3,627)	(1,730)
Fair value of plan assets at end of year	27,367	26,288
Funded status of the plan – under funded	$(6,334)	$(3,961)

	YEAR ENDED DECEMBER 31,
	2014	2013
	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Prior service cost	$—	$(19)
Net actuarial loss	12,596	10,107
Total	$12,596	$10,088

	YEAR ENDED DECEMBER 31,
	2014	2013
	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$30,914	$27,566

The weighted-average assumptions used to determine benefit obligations at December 31, 2014 and 2013 were as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	4.00%	4.50%
Salary scale	2.50	2.50

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,601	$1,703	$1,593
Interest cost	1,368	1,189	1,234
Expected return on plan assets	(1,991)	(1,775)	(1,656)
Amortization of prior year service cost	(19)	(19)	(19)
Amortization of transition asset	—	(8)	(17)
Special termination benefit liability	376	—	—
Recognized net actuarial loss	1,181	1,375	1,094
Net periodic pension cost	$2,516	$2,465	$2,229

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS
Net (gain) loss	$3,669	$(2,832)	$2,376
Recognized loss	(1,181)	(1,375)	(1,094)
Recognized prior service cost	19	19	19
Recognized net initial asset	—	8	17
Total recognized in other comprehensive loss before tax effect	$2,507	$(4,180)	$1,318
Total recognized in net benefit cost and other comprehensive loss before tax effect	$5,023	$(1,715)	$3,547

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $1,261,000.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	4.50%	4.00%	4.75%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	2.50	2.50	2.50

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

The Company has assumed an 8% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 15 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 60% of plan assets.

PLAN ASSETS:

The plan’s measurement date is December 31, 2014. This plan’s asset allocations at December 31, 2014 and 2013, by asset category are as follows:

	2014	2013
ASSET CATEGORY:
Cash and cash equivalents	2%	—%
Domestic equities	10	10
Mutual funds/ETFs	80	79
International equities	3	6
Corporate bonds	5	5
Total	100%	100%

The major categories of assets in the Company’s Pension Plan as of year end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2014	2013
	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$639	$—
Domestic equities	2,753	2,741
International equities	851	1,478
Mutual funds/ETFs	21,782	20,744
Level 2:
Corporate bonds	1,342	1,325
Total fair value of plan assets	$27,367	$26,288

Cash and cash equivalents may include uninvested cash balances along with money market mutual funds, treasury bills, or other assets normally categorized as cash equivalents. Domestic equities may include common or preferred stocks, covered options, rights or warrants, or American Depository Receipts which are traded on any U.S. equity market. Mutual funds/ETFs may include any equity, fixed income, balanced, international, or global mutual fund or exchange traded fund including any propriety fund managed by the Trust Company. Agencies may include any U.S. government agency security or asset-backed security. Collective investment funds may include equity, fixed income, or balanced collective investment funds managed by the Trust Company. Corporate bonds may include any corporate bond or note.

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

market value of the plan assets (at December 31, 2014, 2.4% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

The Company presently expects that the contribution to be made to the Plan in 2015 will be approximately $2.5 million.

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid.

YEAR:	ESTIMATED FUTURE BENEFIT PAYMENTS
(IN THOUSANDS)
2015	$1,939
2016	2,472
2017	2,752
2018	2,434
2019	2,573
Years 2020 – 2024	16,419
401(k) PLAN:

The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 2% of contribution up to a maximum of 1%. The Company also contributes 4% of salaries for union members who are in the plan. Effective January 1, 2013, any new non-union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 6% of contribution up to a maximum of 3%. Effective January 1, 2014, any new union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match dollar for dollar up to a maximum of 4%. Contributions by the Company charged to operations were $387,000 and $327,000 for the years ended December 31, 2014 and 2013, respectively. The fair value of plan assets includes $1.1 million pertaining to the value of the Company’s common stock and Trust Preferred securities that are held by the plan at December 31, 2014.

Except for the above benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

15.  LEASE COMMITMENTS

The Company’s obligation for future minimum lease payments on operating leases at December 31, 2014, is as follows:

YEAR:	FUTURE MINIMUM LEASE PAYMENTS
(IN THOUSANDS)
2015	$711
2016	585
2017	426
2018	280
2019	159
2020 and thereafter	1,561

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  LEASE COMMITMENTS  – (continued)

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance. Rent expense included in total non-interest expense amounted to $732,000, $764,000 and $785,000, in 2014, 2013, and 2012, respectively.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2014, the Company had various outstanding commitments to extend credit approximating $188.0 million and standby letters of credit of $7.2 million, compared to commitments to extend credit of $146.0 million and standby letters of credit of $13.2 million at December 31, 2013. Standby letters of credit had terms ranging from 1 to 2 years with annual extension options available. Standby letters of credit of approximately $3.3 million were secured as of December 31, 2014 and approximately $3.9 million at December 31, 2013. The carrying amount of the liability for AmeriServ obligations related to unfunded commitments and standby letters of credit was $882,000 at December 31, 2014 and $776,000 at December 31, 2013.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  STOCK COMPENSATION PLANS

The Company uses the modified prospective method for accounting for stock-based compensation and recognized $42,000 of pretax compensation expense for the year 2014, $82,000 in 2013 and $38,000 in 2012.

During 2011, the Company’s Board adopted, and its shareholders approved, the AmeriServ Financial, Inc. 2011 Stock Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 800,000 shares of common stock. This Plan replaced the expired 2001 Stock Option Plan. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company and its affiliates, as selected by the compensation committee of the Board. The option price at which a granted stock option may be exercised was not less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, options vest over a three year period and become exercisable in equal installments over the vesting period. At times, options with a one year vesting period may also be issued.

A summary of the status of the Company’s Stock Incentive Plan at December 31, 2014, 2013, and 2012, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31
	2014		2013		2012
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	487,349	$2.55	398,371	$2.43	313,612	$3.02
Granted	115,000	3.18	102,445	3.19	164,241	2.73
Exercised	(10,700)	2.25	(3,467)	1.81	(1,500)	1.70
Forfeited	(31,740)	3.08	(10,000)	4.25	(77,982)	5.47
Outstanding at end of year	559,909	2.66	487,349	2.55	398,371	2.43
Exercisable at end of year	330,822	2.36	257,253	2.25	167,624	2.29
Weighted average fair value of options granted in current year		$0.85		$0.83		$0.80

A total of 330,822 of the 559,909 options outstanding at December 31, 2014, are exercisable and have exercise prices between $1.53 and $5.22, with a weighted average exercise price of $2.36 and a weighted average remaining contractual life of 6.10 years. All of these options are exercisable. The remaining 229,087 options that are not yet exercisable have exercise prices between $2.57 and $3.23, with a weighted average exercise price of $3.09 and a weighted average remaining contractual life of 8.63 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2014, 2013, and 2012.

	YEAR ENDED DECEMBER 31
BLACK-SCHOLES ASSUMPTION RANGES	2014	2013	2012
Risk-free interest rate	2.43 – 2.74%	1.82 – 2.03%	1.66 – 2.28%
Expected lives in years	10	10	10
Expected volatility	28 – 29%	30 – 32%	33 – 36%
Expected dividend rate	1.25 – 1.30%	1.30%	0%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the periods ending December 31, 2014 and 2013 (in thousands):

	YEAR ENDING DECEMBER 31, 2014			YEAR ENDING DECEMBER 31, 2013
	Net Unrealized Gains and Losses on Investment Securities AFS (1)	Defined Benefit Pension Items (1)	Total (1)	Net Unrealized Gains and Losses on Investment Securities AFS (1)	Defined Benefit Pension Items (1)	Total (1)
Beginning balance	$1,043	$(6,918)	$(5,875)	$4,141	$(9,520)	$(5,379)
Other comprehensive income (loss) before reclassifications	917	(2,354)	(1,437)	(2,963)	2,161	(802)
Amounts reclassified from accumulated other comprehensive loss	(117)	527	410	(135)	441	306
Net current period other comprehensive income (loss)	800	(1,827)	(1,027)	(3,098)	2,602	(496)
Ending balance	$1,843	$(8,745)	$(6,902)	$1,043	$(6,918)	$(5,875)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the periods ending December 31, 2014 and 2013 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	YEAR ENDING DECEMBER 31, 2014	YEAR ENDING DECEMBER 31, 2013	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities
	$(177)	$(204)	Net realized gains on investment securities
	60	69	Provision for income taxes
	$(117)	$(135)	Net of tax
Amortization of defined benefit items(2)
Recognized net actuarial loss	$813	$683	Salaries and employee benefits
Prior service cost	(14)	(10)	Salaries and employee benefits
Transition asset	—	(4)	Salaries and employee benefits
	799	669	Pretax income
	(272)	(228)	Provision for income taxes
	$527	$441	Net income
Total reclassifications for the period	$410	$306	Net income

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 14 for additional details).

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  INTANGIBLE ASSETS

The Company’s Consolidated Balance Sheets show both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). Goodwill has an indefinite life and is not amortized. Instead such intangible is evaluated for impairment at the reporting unit level at least annually. Any resulting impairment would be reflected as a non-interest expense. Of the Company’s goodwill of $11.9 million, $9.5 million is allocated to the retail banking segment and $2.4 million relates to the WCCA acquisition which is included in the trust segment. In the third quarter of 2014, the Company performed a goodwill impairment test and determined that the fair value of WCCA was less than its carrying value and, accordingly, recorded an impairment charge of $669,000. The goodwill impairment charge was the result of a reduction in earnings power caused by the departure of WCCA’s former CEO and subsequent loss of a meaningful number of clients. A reconciliation of the Company’s goodwill follows (in thousands):

	2014	2013
Balance at January 1	$12,613	$12,613
Goodwill impairment charge	(669)	—
Balance at December 31	$11,944	$12,613

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
							$—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  SEGMENT RESULTS  – (continued)

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial banking to businesses includes commercial loans, and CRE loans. The trust segment contains our wealth management businesses which include the Trust Company, WCCA, our registered investment advisory firm and financial services. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial services include the sale of mutual funds, annuities, and insurance products. The wealth management businesses also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the Consolidated Results of Operations were as follows:

	YEAR ENDED DECEMBER 31, 2014
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,141	$16,777	$47	$(2,921)	$34,044
Provision for loan loss	57	318	—	—	375
Non-interest income	5,633	381	8,118	191	14,323
Non-interest expense	22,531	10,868	6,967	3,005	43,371
Income (loss) before income taxes	3,186	5,972	1,198	(5,735)	4,621
Income tax expense (benefit)	958	1,819	634	(1,813)	1,598
Net income (loss)	$2,228	$4,153	$564	$(3,922)	$3,023
Total assets	$376,009	$563,690	$5,015	$144,549	$1,089,263

	YEAR ENDED DECEMBER 31, 2013
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,223	$15,687	$35	$(3,084)	$32,861
Credit provision for loan loss	(92)	(1,008)	—	—	(1,100)
Non-interest income	6,512	642	8,391	199	15,744
Non-interest expense	22,870	10,148	6,605	2,600	42,223
Income (loss) before income taxes	3,957	7,189	1,821	(5,485)	7,482
Income tax expense (benefit)	1,165	2,166	619	(1,661)	2,289
Net income (loss)	$2,792	$5,023	$1,202	$(3,824)	$5,193
Total assets	$347,823	$545,556	$4,722	$157,935	$1,056,036

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2014 and 2013, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.56% and 7.64% for 2014 and 2013, respectively.

	AS OF DECEMBER 31, 2014
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets) Consolidated	$131,497	14.80%	$71,066	8.00%	$88,833	10.00%
AmeriServ Financial Bank	106,084	12.07	70,305	8.00	87,881	10.00
Tier 1 Capital (To Risk Weighted Assets) Consolidated	120,992	13.62	35,533	4.00	53,300	6.00
AmeriServ Financial Bank	95,579	10.88	35,153	4.00	52,729	6.00
Tier 1 Capital (To Average Assets) Consolidated	120,992	11.34	42,662	4.00	53,327	5.00
AmeriServ Financial Bank	95,579	9.19	41,608	4.00	52,010	5.00

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act, which will require institutions to, among other things, have more capital and a higher quality of capital by increasing the minimum regulatory capital ratios, and requiring capital buffers. The new rules become effective for the Company on January 1, 2015, with an implementation period that stretches to 2019. For a more detailed discussion see the Capital Resources section of the MD&A.

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

             BALANCE SHEETS

	AT DECEMBER 31,
	2014	2013
	(IN THOUSANDS)
ASSETS
Cash	$100	$100
Short-term investments in money market funds	5,784	6,561
Investment securities available for sale	11,714	11,909
Equity investment in banking subsidiary	100,473	99,250
Equity investment in non-banking subsidiaries	5,685	5,321
Guaranteed junior subordinated deferrable interest debenture issuance costs	209	224
Other assets	4,698	4,352
TOTAL ASSETS	$128,663	$127,717

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  PARENT COMPANY FINANCIAL INFORMATION  – (continued)

	AT DECEMBER 31,
	2014	2013
	(IN THOUSANDS)
LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$13,085	$13,085
Other liabilities	1,171	1,325
TOTAL LIABILITIES	14,256	14,410
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	114,407	113,307
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,663	$127,717

             STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,432	$2,355	$2,355
Dividends from banking subsidiary	1,500	5,500	8,000
Dividends from non-banking subsidiaries	870	675	710
Interest and dividend income	262	243	306
TOTAL INCOME	5,064	8,773	11,371
EXPENSE
Interest expense	1,121	1,121	1,121
Salaries and employee benefits	2,576	2,502	2,368
Other expense	1,996	1,608	1,582
TOTAL EXPENSE	5,693	5,231	5,071
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(629)	3,542	6,300
Benefit for income taxes	1,020	895	819
Equity in undistributed earnings of subsidiaries	2,632	756	(2,080)
NET INCOME	$3,023	$5,193	$5,039
COMPREHENSIVE INCOME	$1,996	$4,697	$3,320

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  PARENT COMPANY FINANCIAL INFORMATION  – (continued)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$3,023	$5,193	$5,039
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(2,632)	(756)	2,080
Stock compensation expense	42	82	38
Other – net	(505)	(718)	(989)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(72)	3,801	6,168
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(2,027)	(3,885)	(2,077)
Proceeds from maturity of investment securities – available for sale	2,284	2,506	2,809
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	257	(1,379)	732
FINANCING ACTIVITIES
Purchase of treasury stock	—	(1,171)	(4,417)
Preferred stock dividends paid	(210)	(209)	(828)
Common stock dividends paid	(752)	(566)	—
NET CASH USED IN FINANCING ACTIVITIES	(962)	(1,946)	(5,245)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(777)	476	1,655
CASH AND CASH EQUIVALENTS AT JANUARY 1	6,661	6,185	4,530
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$5,884	$6,661	$6,185

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. The subsidiary Bank had a combined $105,400,000 of restricted surplus and retained earnings at December 31, 2014.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2014 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$10,344	$10,019	$9,983	$10,095
Interest expense	1,612	1,616	1,599	1,570
Net interest income	8,732	8,403	8,384	8,525
Provision for loan losses	375	—	—	—
Net interest income after provision for loan losses	8,357	8,403	8,384	8,525
Non-interest income	3,560	3,593	3,638	3,532
Non-interest expense	10,770	11,243	10,620	10,738
Income before income taxes	1,147	753	1,402	1,319
Provision for income taxes	398	388	423	389
Net income	$749	$365	$979	$930
Basic earnings per common share	$0.04	$0.02	$0.05	$0.05
Diluted earnings per common share	0.04	0.02	0.05	0.05
Cash dividends declared per common share	0.01	0.01	0.01	0.01

	2013 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$10,203	$9,811	$9,627	$9,702
Interest expense	1,605	1,611	1,606	1,660
Net interest income	8,598	8,200	8,021	8,042
Provision (credit) for loan losses	(1,000)	—	150	(250)
Net interest income after provision (credit) for loan losses	9,598	8,200	7,871	8,292
Non-interest income	3,867	3,986	4,075	3,816
Non-interest expense	10,746	10,413	10,442	10,622
Income before income taxes	2,719	1,773	1,504	1,486
Provision for income taxes	878	547	434	430
Net income	$1,841	$1,226	$1,070	$1,056
Basic earnings per common share	$0.10	$0.06	$0.05	$0.05
Diluted earnings per common share	0.09	0.06	0.05	0.05
Cash dividends declared per common share	0.01	0.01	0.01	0.00

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AmeriServ Financial, Inc.

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of AmeriServ Financial, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmeriServ Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2015 expressed an unqualified opinion on the effectiveness of AmeriServ Financial, Inc. and subsidiaries internal control over financial reporting.

/s/ S.R. Snodgrass, P.C.
Wexford, Pennsylvania
March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
AmeriServ Financial, Inc.

We have audited AmeriServ Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. AmeriServ Financial, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AmeriServ Financial, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 6, 2015 expressed an unqualified opinion.

/s/ S.R. Snodgrass, P.C.
Wexford, Pennsylvania
March 6, 2015

REPORT ON MANAGEMENT’S ASSESSMENT OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2014, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”. S.R. Snodgrass, P.C., independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Reserve as safety and soundness laws and regulations.

Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2014.

/s/ JEFFREY A. STOPKO Jeffrey A. Stopko Interim President & Chief Executive Officer	/s/ MICHAEL D. LYNCH Michael D. Lynch Senior Vice President & Interim Chief Financial Officer

Johnstown, PA
March 6, 2015

STATEMENT OF MANAGEMENT RESPONSIBILITY

February 19, 2015

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

The Audit Committee of the Company’s Board of Directors consists solely of independent directors. The Audit Committee meets periodically with management and the independent auditors to discuss audit, financial reporting, and related matters. S.R. Snodgrass P.C. and the Company’s internal auditors have direct access to the Audit Committee.

/s/ JEFFREY A. STOPKO Jeffrey A. Stopko Interim President & Chief Executive Officer	/s/ MICHAEL D. LYNCH Michael D. Lynch Senior Vice President & Interim Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, the Company’s management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in its reports filed and submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2014 is included in Item 8.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of shares remaining for issuance under the Company’s outstanding stock incentive plans as of December 31, 2014.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	559,909	$2.66	397,518
Equity compensation plans not approved by security holders	0	0	0
Total	559,909	$2.66	397,518

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2014 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under SEC accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN
3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011.	Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011
3.2	Bylaws, as amended and restated on December 17, 2009.	Exhibit 3.2 to Form 8-K filed on January 2, 2015
10.1	Securities Purchase Agreement, dated August 11, 2011, between AmeriServ Financial, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock.	Exhibit 10.1 to Form 8-K filed on August 12, 2011
10.2	Agreement, dated July 22, 2009, between AmeriServ Financial, Inc. and Glenn L. Wilson.	Exhibit 10.1 to Form 8-K filed July 28, 2009
10.5	Agreement, dated May 24, 2002, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed for the period ended June 30, 2002
10.6	AmeriServ Financial, Inc. 2011 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 21, 2011
10.7	AmeriServ Financial, Inc. Deferred Compensation Plan	Exhibit 10.1 to Form 8-K filed October 21, 2014
21.1	Subsidiaries of the Registrant.	Attached
23.1	Consent of Independent Registered Public Accounting Firm	Attached
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached
101	The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.	Attached

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

By:	/s/ Jeffrey A. Stopko Jeffrey A. Stopko Interim President & CEO

Date: February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2015:

/s/ Craig G. Ford Craig G. Ford	Chairman Director
/s/ Jeffrey A. Stopko Jeffrey A. Stopko	Interim President & CEO	/s/ Michael D. Lynch Michael D. Lynch	Interim CFO & SVP
/s/ J. Michael Adams, Jr. J. Michael Adams, Jr.	Director	/s/ Margaret A. O’Malley Margaret A. O’Malley	Director
/s/ Allan R. Dennison Allan R. Dennison	Director	/s/ Mark E. Pasquerilla Mark E. Pasquerilla	Director
/s/ Daniel R. DeVos Daniel R. DeVos	Director	/s/ Sara A. Sargent Sara A. Sargent	Director
/s/ Bruce E. Duke, III Bruce E. Duke, III	Director	/s/ Thomas C. Slater Thomas C. Slater	Director
/s/ James M. Edwards, Sr. James M. Edwards, Sr.	Director	/s/ Robert L. Wise Robert L. Wise	Director
/s/ Kim W. Kunkle Kim W. Kunkle	Director

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL
BANK OFFICE LOCATIONS

*	Main Office Downtown 216 Franklin Street PO Box 520 Johnstown, PA 15907-0520 1-800-837-BANK (2265)
*	Westmont Office 110 Plaza Drive Johnstown, PA 15905-1211
*	University Heights Office 1404 Eisenhower Boulevard Johnstown, PA 15904-3218
*	Eighth Ward Office 1059 Franklin Street Johnstown, PA 15905-4303
*	Carrolltown Office 101 South Main Street Carrolltown, PA 15722-0507
*	Northern Cambria Office 4206 Crawford Avenue Suite 1 Northern Cambria, PA 15714-1342
*	Lovell Park Office 179 Lovell Avenue Ebensburg, PA 15931-1864
*	Nanty Glo Office 1383 Shoemaker Street Nanty Glo, PA 15943-1254

Galleria Mall Office
500 Galleria Drive Suite 100
Johnstown, PA 15904-8911

*	Seward Office 1 Roadway Plaza 6858 Route 711 Suite One Seward, PA 15954-3130
*	Windber Office 1501 Somerset Avenue Windber, PA 15963-1745
*	Central City Office 104 Sunshine Avenue Central City, PA 15926-1129
*	Somerset Office 108 W. Main Street Somerset, PA 15501-2035
*	Derry Office 112 South Chestnut Street Derry, PA 15627-1938
*	South Atherton Office 734 South Atherton Street State College, PA 16801-4628
*	Pittsburgh Office United Steelworkers Bldg 60 Boulevard of the Allies Suite 100 Pittsburgh, PA 15222-1232
*	North Atherton Office 1857 N. Atherton Street State College, PA 16803-1521
* =	24-Hour ATM Banking Available

REMOTE ATM
BANKING LOCATIONS

*	East Hills Drive-up, 1213 Scalp Avenue, Johnstown
*	Main Office, 216 Franklin Street, Johnstown The Galleria, Johnstown

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
P O Box 43078
Providence, RI 02940-3078
Shareholder Inquiries: 1-800-730-4001
Internet Address: http://www.Computershare.com

INFORMATION

Analysts, investors, shareholders, and others seeking financial data about AmeriServ Financial, Inc. or any of its subsidiaries’ annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports — are asked to contact Jeffrey A. Stopko, Interim President & Chief Executive Officer at (814) 533-5310 or by e-mail at JStopko@AmeriServ.com. The Company also maintains a website (www.AmeriServ.com) that makes available, free of charge, such reports and proxy statements and other current financial information, such as press releases and SEC documents, as well as the corporate governance documents under the Investor Relations tab on the Company’s website. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.