Form 10-Q
period 2015-03-31
AMERISERV FINANCIAL INC /PA/
filed 2015-05-08
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, par value $0.01	18,855,021

AmeriServ Financial, Inc.

INDEX

i

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from depository institutions	$20,591	$23,780
Interest bearing deposits	2,969	2,952
Short-term investments in money market funds	7,158	6,140
Total cash and cash equivalents	30,718	32,872
Investment securities:
Available for sale	122,533	127,110
Held to maturity (fair value $20,013 on March 31, 2015 and $20,213 on December 31, 2014)	19,477	19,840
Loans held for sale	3,575	5,051
Loans	850,979	827,634
Less: Unearned income	582	554
Allowance for loan losses	9,689	9,623
Net loans	840,708	817,457
Premises and equipment, net	12,781	13,012
Accrued interest income receivable	3,300	3,127
Goodwill	11,944	11,944
Bank owned life insurance	37,388	37,417
Net deferred tax asset	8,938	9,548
Federal Home Loan Bank stock	3,501	4,048
Federal Reserve Bank stock	2,125	2,125
Other assets	6,428	5,712
TOTAL ASSETS	$1,103,416	$1,089,263
LIABILITIES
Non-interest bearing deposits	$171,074	$167,551
Interest bearing deposits	721,602	702,330
Total deposits	892,676	869,881
Short-term borrowings	27,219	38,880
Advances from Federal Home Loan Bank	44,000	42,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	84,304	93,965
Other liabilities	10,108	11,010
TOTAL LIABILITIES	987,088	974,856
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on March 31, 2015 and December 31, 2014	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,472,840 shares issued and 18,855,021 outstanding on March 31, 2015; 26,402,707 shares issued and 18,784,888 outstanding on December 31, 2014	265	264
Treasury stock at cost, 7,617,819 shares on March 31, 2015 and December 31, 2014	(74,829)	(74,829)
Capital surplus	145,387	145,256
Retained earnings	30,746	29,618
Accumulated other comprehensive loss, net	(6,241)	(6,902)
TOTAL SHAREHOLDERS’ EQUITY	116,328	114,407
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,103,416	$1,089,263

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2015	2014
INTEREST INCOME
Interest and fees on loans	$9,456	$9,032
Interest bearing deposits	2	1
Short-term investments in money market funds	2	2
Investment securities:
Available for sale	913	924
Held to maturity	150	136
Total Interest Income	10,523	10,095
INTEREST EXPENSE
Deposits	1,174	1,211
Short-term borrowings	10	19
Advances from Federal Home Loan Bank	125	60
Guaranteed junior subordinated deferrable interest debentures	280	280
Total Interest Expense	1,589	1,570
NET INTEREST INCOME	8,934	8,525
Provision for loan losses	250	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,684	8,525
NON-INTEREST INCOME
Trust and investment advisory fees	2,056	2,032
Service charges on deposit accounts	419	478
Net gains on sale of loans	191	101
Mortgage related fees	115	117
Net realized gains on investment securities	—	57
Bank owned life insurance	363	187
Other income	568	560
Total Non-Interest Income	3,712	3,532
NON-INTEREST EXPENSE
Salaries and employee benefits	6,073	6,314
Net occupancy expense	841	839
Equipment expense	466	470
Professional fees	1,211	1,308
Supplies, postage and freight	178	183
Miscellaneous taxes and insurance	297	296
Federal deposit insurance expense	167	160
Other expense	1,177	1,168
Total Non-Interest Expense	10,410	10,738

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2015	2014
PRETAX INCOME	$1,986	$1,319
Provision for income tax expense	617	389
NET INCOME	1,369	930
Preferred stock dividends	53	53
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,316	$877
PER COMMON SHARE DATA:
Basic:
Net income	$0.07	$0.05
Average number of shares outstanding	18,851	18,786
Diluted:
Net income	$0.07	$0.05
Average number of shares outstanding	18,909	18,904
Cash dividends declared	$0.01	$0.01

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
COMPREHENSIVE INCOME
Net income	$1,369	$930
Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	655	392
Income tax effect	(223)	(133)
Unrealized holding gains on available for sale securities arising during period	346	514
Income tax effect	(117)	(175)
Reclassification adjustment for gains on available for sale securities included in net income	—	(57)
Income tax effect	—	20
Other comprehensive income	661	561
Comprehensive income	$2,030	$1,491

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$1,369	$930
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	—
Depreciation expense	456	457
Net amortization of investment securities	85	96
Net realized gains on investment securities available for sale	—	(57)
Net gains on loans held for sale	(191)	(101)
Amortization of deferred loan fees	(67)	(75)
Origination of mortgage loans held for sale	(11,764)	(6,109)
Sales of mortgage loans held for sale	13,431	6,804
Increase in accrued interest income receivable	(173)	(291)
Decrease in accrued interest payable	(161)	(186)
Earnings on bank owned life insurance	(171)	(187)
Deferred income taxes	285	141
Stock based compensation expense	132	32
Other, net	(696)	699
Net cash provided by operating activities	2,785	2,153
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	—	(2,520)
Purchases of investment securities – held to maturity	—	(151)
Proceeds from sales of investment securities – available for sale	—	2,753
Proceeds from maturities of investment securities – available for sale	4,852	5,428
Proceeds from maturities of investment securities – held to maturity	350	321
Purchases of regulatory stock	(3,878)	(1,830)
Proceeds from redemption of regulatory stock	4,425	2,973
Long-term loans originated	(68,544)	(37,426)
Principal collected on long-term loans	41,248	34,040
Loans purchased or participated	(4,000)	—
Loans sold or participated	7,755	—
Proceeds from sale of other real estate owned	53	—
Proceeds from life insurance policy	200	—
Purchases of premises and equipment	(220)	(389)
Net cash (used in) provided by investing activities	(17,759)	3,199

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
FINANCING ACTIVITIES
Net increase in deposit balances	$22,722	$20,763
Net decrease in other short-term borrowings	(11,661)	(29,072)
Principal borrowings on advances from Federal Home Loan Bank	2,000	3,000
Common stock dividends	(188)	(187)
Preferred stock dividends	(53)	(53)
Net cash provided by (used in) financing activities	12,820	(5,549)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,154)	(197)
CASH AND CASH EQUIVALENTS AT JANUARY 1	32,872	30,066
CASH AND CASH EQUIVALENTS AT MARCH 31	$30,718	$29,869

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 17 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.9 billion that are not reported on the Company’s balance sheet at March 31, 2015. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

3. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 198,888 common shares, at exercise prices ranging from $2.98 to $4.70, and 8,625 common shares, at exercise prices ranging from $4.60 to $5.75, were outstanding as of March 31, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended March 31,
	2015	2014
	(In thousands, except per share data)
Numerator:
Net income	$1,369	$930
Preferred stock dividends	53	53
Net income available to common shareholders	$1,316	$877

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings Per Common Share  – (continued)

	Three months ended March 31,
	2015	2014
	(In thousands, except per share data)
Denominator:
Weighted average common shares outstanding (basic)	$18,851	$18,786
Effect of stock options	58	118
Weighted average common shares outstanding (diluted)	18,909	18,904
Earnings per common share:
Basic	$0.07	$0.05
Diluted	0.07	0.05

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds. The Company made $331,000 in income tax payments in the first three months of 2015 as compared to $254,000 for the first three months of 2014. The Company made total interest payments of $1,750,000 in the first three months of 2015 compared to $1,756,000 in the same 2014 period. The Company had $107,000 non-cash transfers to other real estate owned (OREO) in the first three months of 2015 compared to no non-cash transfers in the same 2014 period.

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	March 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$5,932	$29	$(13)	$5,948
US Agency mortgage-backed securities	97,964	3,385	(203)	101,146
Corporate bonds	15,497	79	(137)	15,439
Total	$119,393	$3,493	$(353)	$122,533

Investment securities held to maturity (HTM):

	March 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$12,120	$449	$(15)	$12,554
Taxable municipal	3,362	116	—	3,478
Corporate bonds and other securities	3,995	4	(18)	3,981
Total	$19,477	$569	$(33)	$20,013

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Investment securities available for sale (AFS):

	December 31, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$5,931	$21	$(46)	$5,906
US Agency mortgage-backed securities	102,888	3,197	(317)	105,768
Corporate bonds	15,497	61	(122)	15,436
Total	$124,316	$3,279	$(485)	$127,110

Investment securities held to maturity (HTM):

	December 31, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$12,481	$395	$(50)	$12,826
Taxable municipal	3,364	74	(24)	3,414
Corporate bonds and other securities	3,995	6	(28)	3,973
Total	$19,840	$475	$(102)	$20,213

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At March 31, 2015, 83.5% of the portfolio was rated “AAA” as compared to 84.1% at December 31, 2014. 4.0% of the portfolio was either rated below “A” or unrated at March 31, 2015. The Company has no exposure to subprime mortgage loans in the investment portfolio. At March 31, 2015, the Company’s consolidated investment securities portfolio had an effective duration of approximately 2.22 years.

The Company sold no AFS securities for the first three months of 2015. Total proceeds from the sale of AFS securities for the first three months of 2014 were $2.8 million resulting in $62,000 of gross investment security gains and $5,000 of gross security losses.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $106,810,000 at March 31, 2015 and $104,780,000 at December 31, 2014.

The following tables present information concerning investments with unrealized losses as of March 31, 2015 and December 31, 2014 (in thousands):

Total investment securities:

	March 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$—	$—	$2,887	$(13)	$2,887	$(13)
US Agency mortgage-backed securities	2,347	(4)	12,934	(214)	15,281	(218)
Corporate bonds and other securities	1,970	(27)	9,870	(128)	11,840	(155)
Total	$4,317	$(31)	$25,691	$(355)	$30,008	$(386)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Total investment securities:

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$996	$(4)	$2,858	$(42)	$3,854	$(46)
US Agency mortgage-backed securities	2,826	(13)	20,408	(354)	23,234	(367)
Taxable municipal	150	(1)	988	(23)	1,138	(24)
Corporate bonds and other securities	2,960	(43)	8,891	(107)	11,851	(150)
Total	$6,932	$(61)	$33,145	$(526)	$40,077	$(587)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 29 positions that are considered temporarily impaired at March 31, 2015. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at March 31, 2015 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Total investment securities:

	March 31, 2015
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$2,000	$2,013	$2,000	$1,995
After 1 year but within 5 years	13,456	13,545	1,000	986
After 5 years but within 10 years	18,833	19,198	3,794	3,866
After 10 years but within 15 years	53,023	54,550	1,162	1,168
Over 15 years	32,081	33,227	11,521	11,998
Total	$119,393	$122,533	$19,477	$20,013

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Commercial	$151,293	$139,126
Commercial loans secured by real estate	420,077	410,329
Real estate-mortgage	259,884	258,616
Consumer	19,143	19,009
Loans, net of unearned income	$850,397	$827,080

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Loans  – (continued)

Loan balances at March 31, 2015 and December 31, 2014 are net of unearned income of $582,000 and $554,000, respectively. Real estate-construction loans comprised 3.2% and 3.5% of total loans, net of unearned income at March 31, 2015 and December 31, 2014, respectively.

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three month periods ending March 31, 2015 and 2014 (in thousands).

	Three months ended March 31, 2015,
	Balance at December 31, 2014	Charge-Offs	Recoveries	Provision (Credit)	Balance at March 31, 2015
Commercial	$3,262	$(121)	$6	$10	$3,157
Commercial loans secured by real estate	3,902	—	42	143	4,087
Real estate-mortgage	1,310	(103)	30	67	1,304
Consumer	190	(47)	9	39	191
Allocation for general risk	959	—	—	(9)	950
Total	$9,623	$(271)	$87	$250	$9,689

	Three months ended March 31, 2014,
	Balance at December 31, 2013	Charge-Offs	Recoveries	Provision (Credit)	Balance at March 31, 2014
Commercial	$2,844	$(72)	$50	$243	$3,065
Commercial loans secured by real estate	4,885	(66)	153	(310)	4,662
Real estate-mortgage	1,260	(43)	14	42	1,273
Consumer	136	(36)	5	34	139
Allocation for general risk	979	—	—	(9)	970
Total	$10,104	$(217)	$222	$—	$10,109

As a result of successful ongoing problem credit resolution efforts, the Company achieved further asset quality improvements in 2015 and 2014, specifically in the commercial loans secured by real estate category. There was no provision for loan losses in the first quarter of 2014, but the Company recorded a $250,000 provision in the first quarter of 2015 which was needed to support loan growth.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At March 31, 2015
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$204	$813	$—	$—		$1,017
Collectively evaluated for impairment	151,089	419,264	259,884	19,143		849,380
Total loans	$151,293	$420,077	$259,884	$19,143		$850,397
Allowance for loan losses:
Specific reserve allocation	$31	$471	$—	$—	$—	$502
General reserve allocation	3,126	3,616	1,304	191	950	9,187
Total allowance for loan losses	$3,157	$4,087	$1,304	$191	$950	$9,689

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	At December 31, 2014
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$—	$989	$—	$—		$989
Collectively evaluated for impairment	139,126	409,340	258,616	19,009		826,091
Total loans	$139,126	$410,329	$258,616	$19,009		$827,080
Allowance for loan losses:
Specific reserve allocation	$—	$520	$—	$—	$—	$520
General reserve allocation	3,262	3,382	1,310	190	959	9,103
Total allowance for loan losses	$3,262	$3,902	$1,310	$190	$959	$9,623

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

	March 31, 2015
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$204	$31	$—	$204	$204
Commercial loans secured by real estate	813	471	—	813	900
Total impaired loans	$1,017	$502	$—	$1,017	$1,104

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	December 31, 2014
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$989	$520	$—	$989	$1,069
Total impaired loans	$989	$520	$—	$989	$1,069

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended March 31,
	2015	2014
Average loan balance:
Commercial	$102	$—
Commercial loans secured by real estate	901	2,623
Average investment in impaired loans	$1,003	$2,623
Interest income recognized:
Commercial	$1	$—
Commercial loans secured by real estate	6	1
Interest income recognized on a cash basis on impaired loans	$7	$1

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2015 required review of a minimum range of 50% to 55% of the commercial loan portfolio.

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

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$146,481	$678	$4,001	$133	$151,293
Commercial loans secured by real estate	413,868	2,665	3,271	273	420,077
Total	$560,349	$3,343	$7,272	$406	$571,370

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$132,665	$161	$6,164	$136	$139,126
Commercial loans secured by real estate	406,195	620	3,238	276	410,329
Total	$538,860	$781	$9,402	$412	$549,455

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

	March 31, 2015
	Performing	Non-Performing
Real estate-mortgage	$258,010	$1,874
Consumer	19,143	—
Total	$277,243	$1,874

	December 31, 2014
	Performing	Non-Performing
Real estate-mortgage	$257,199	$1,417
Consumer	19,009	—
Total	$276,208	$1,417

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

	March 31, 2015
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$151,293	$—	$—	$—	$—	$151,293	$—
Commercial loans secured by real estate	419,483	358	236	—	594	420,077	—
Real estate-mortgage	256,781	1,374	461	1,268	3,103	259,884
Consumer	19,118	23	2	—	25	19,143	—
Total	$846,675	$1,755	$699	$1,268	$3,722	$850,397	$—

	December 31, 2014
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$139,126	$—	$—	$—	$—	$139,126	$—
Commercial loans secured by real estate	410,049	280	—	—	280	410,329
Real estate-mortgage	255,021	2,196	332	1,067	3,595	258,616	—
Consumer	18,927	74	8	—	82	19,009	—
Total	$823,123	$2,550	$340	$1,067	$3,957	$827,080	$—

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

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	March 31, 2015	December 31, 2014
Non-accrual loans
Commercial loans secured by real estate	$272	$778
Real estate-mortgage	1,874	1,417
Total	2,146	2,195
Other real estate owned
Commercial loans secured by real estate	384	384
Real estate-mortgage	179	128
Total	563	512
TDR’s not in non-accrual	337	210
Total non-performing assets including TDR	$3,046	$2,917
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.36%	0.35%

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

	Three months ended March 31,
	2015	2014
Interest income due in accordance with original terms	$24	$33
Interest income recorded	—	—
Net reduction in interest income	$24	$33

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

The following table details the loans modified as TDRs during the three month period ended March 31, 2015 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan	1	$204	Extension of maturity date

The following table details the loans modified as TDRs during the three month period ended March 31, 2014 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	1	$265	Extension of maturity date

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same. The specific ALL reserve for loans modified as TDR’s was $502,000 and $365,000 as of March 31, 2015 and 2014, respectively. All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed.

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

The Company had no loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the reporting periods preceding January 1, 2015 and January 1, 2014, respectively, and subsequently defaulted during these reporting periods.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At March 31, 2015
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$27,219	0.33%
Advances	2015	4,000	0.52
	2016	12,000	0.81
	2017	12,000	1.06
	2018	10,000	1.51
	2019 and over	6,000	1.83
Total advances		44,000	1.15
Total FHLB borrowings		$71,219	0.84%

	At December 31, 2014
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$38,880	0.27%
Advances	2015	4,000	0.52
	2016	12,000	0.81
	2017	12,000	1.06
	2018	10,000	1.51
	2019 and over	4,000	1.88
Total advances		42,000	1.12
Total FHLB borrowings		$80,880	0.71%

The rate on Open Repo Plus advances can change daily, while the rates on the advances are fixed until the maturity of the advance.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

DIVIDEND PERIOD ANNUALIZED		ANNUALIZED DIVIDEND RATE
BEGINNING	ENDING
August 11, 2011	December 31, 2011	5.0%
January 1, 2012	December 31, 2014	1.0% to 5.0%
January 1, 2014	February 7, 2016	1.0% to 7.0%(1)
February 8, 2016	Redemption	9.0%(2)

(1)	Between January 1, 2014 and February 7, 2016, the Company’s dividend rate was fixed at 1% based upon the level of percentage change in QSBL between September 30, 2013 and the Baseline.
(2)	Beginning on February 8, 2016, the dividend rate will be fixed at nine percent (9%) per annum.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$1,843	$(8,745)	$(6,902)	$1,043	$(6,918)	$(5,875)
Other comprehensive income before reclassifications	229	432	661	339	256	595
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(37)	3	(34)
Net current period other comprehensive income	229	432	661	302	259	561
Ending balance	$2,072	$(8,313)	$(6,241)	$1,345	$(6,659)	$(5,314)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)		Affected line item in the statement of operations
Details about accumulated other comprehensive loss components	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Unrealized gains and losses on sale of securities
	$—	$(57)	Net realized gains on investment securities
	—	20	Provision for income tax expense
	$—	$(37)	Net of tax
Amortization of defined benefit items(2)
Amortization of prior year service cost	$—	$5	Salaries and employee benefits
	—	(2)	Provision for income tax expense
	$—	$3	Net income
Total reclassifications for the period	$—	$(34)	Net income

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. For March 31, 2015, the final Basel III rules require the Company to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulations) to risk-weighted assets (RWA) (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules. As of March 31, 2015, the Company was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Company must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.64% at March 31, 2015 (in thousands, except ratios).

	At March 31, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To RWA)
Consolidated	$131,581	14.68%	$71,688	8.00%	$89,609	10.00%
AmeriServ Financial Bank	105,692	11.92	70,925	8.00	88,657	10.00
Common Equity Tier 1 Capital (To RWA)
Consolidated	88,966	9.93	40,324	4.50	58,246	6.50
AmeriServ Financial Bank	95,106	10.73	39,896	4.50	57,627	6.50
Tier 1 Capital (To RWA)
Consolidated	120,995	13.50	53,766	6.00	71,688	8.00
AmeriServ Financial Bank	95,106	10.73	53,194	6.00	70,925	8.00
Tier 1 Capital (To Average Assets) leverage Consolidated	120,995	11.24	43,072	4.00	53,839	5.00
AmeriServ Financial Bank	95,106	9.06	41,988	4.00	52,485	5.00

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital  – (continued)

	At December 31, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To RWA)
Consolidated	$131,497	14.80%	$71,066	8.00%	$88,833	10.00%
AmeriServ Financial Bank	106,084	12.07	70,305	8.00	87,881	10.00
Tier 1 Capital (To RWA)
Consolidated	120,992	13.62	35,533	4.00	53,300	6.00
AmeriServ Financial Bank	95,579	10.88	35,153	4.00	52,729	6.00
Tier 1 Capital (To Average Assets)
Consolidated	120,992	11.34	42,662	4.00	53,327	5.00
AmeriServ Financial Bank	95,579	9.19	41,608	4.00	52,010	5.00

On July 2, 2013, the Board of Governors of the Federal Reserve System approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act, which will require institutions to, among other things, have more capital and a higher quality of capital by increasing the minimum regulatory capital ratios, and requiring capital buffers. The new rules became effective for the Company and the Bank on January 1, 2015, and have an implementation period that stretches to January 1, 2019. For a more detailed discussion see the Capital Resources section of the MD&A.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Results  – (continued)

The contribution of the major business segments to the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three months ended March 31, 2015		March 31, 2015
	Total revenue	Net income (loss)	Total assets
Retail banking	$6,524	$659	$374,490
Commercial banking	4,738	1,291	586,916
Trust	2,167	380	5,125
Investment/Parent	(783)	(961)	136,885
Total	$12,646	$1,369	$1,103,416

	Three months ended March 31, 2014		December 31, 2014
	Total revenue	Net income (loss)	Total assets
Retail banking	$6,117	$348	$376,009
Commercial banking	4,327	1,096	563,690
Trust	2,114	308	5,015
Investment/Parent	(501)	(822)	144,549
Total	$12,057	$930	$1,089,263

15. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $181.5 million and $188.0 million along with standby letters of credit of $7.8 million and $7.2 million as of March 31, 2015 and December 31, 2014, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

16. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Components of net periodic benefit cost
Service cost	$400	$430
Interest cost	325	331

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. Pension Benefits  – (continued)

	Three months ended March 31,
	2015	2014
Expected return on plan assets	$(525)	$(498)
Amortization of prior year service cost	—	(5)
Recognized net actuarial loss	300	272
Net periodic pension cost	$500	$530

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

The following tables present the assets reported on the Consolidated Balance Sheets at their fair value as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2015 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$5,948	$—	$5,948	$—
US Agency mortgage-backed securities	101,146	—	101,146	—
Corporate bonds	15,439	—	15,439	—

	Fair Value Measurements at December 31, 2014 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$5,906	$—	$5,906	$—
US Agency mortgage-backed securities	105,768	—	105,768	—
Corporate bonds	15,436	—	15,436	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

Assets Measured on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At March 31, 2015, impaired loans with a carrying value of $1.0 million were reduced by a specific valuation allowance totaling $502,000 resulting in a net fair value of $515,000. At December 31, 2014, impaired loans with a carrying value of $989,000 were reduced by a specific valuation allowance totaling $520,000 million resulting in a net fair value of $469,000.

Other real estate owned is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements at March 31, 2015 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$515	$—	$—	$515
Other real estate owned	563	—	—	563

	Fair Value Measurements at December 31, 2014 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$469	$—	$—	$469
Other real estate owned	512	—	—	512

March 31, 2015	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$515	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 35% (30%) 1% to 15% (10%)
Other real estate owned	563	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 48% (38%) 1% to 20% (10%)

December 31, 2014	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$469	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 37% (30%) 1% to 15% (10%)
Other real estate owned	512	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	47% to 83% (55%) 1% to 61% (9%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at March 31, 2015 and December 31, 2014, were as follows (in thousands):

	March 31, 2015
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$30,718	$30,718	$30,718	$—	$—
Investment securities – AFS	122,533	122,533	—	122,533	—
Investment securities – HTM	19,477	20,013	—	17,031	2,982
Regulatory stock	5,626	5,626	5,626	—	—
Loans held for sale	3,575	3,675	3,675	—	—
Loans, net of allowance for loan loss and unearned income	840,708	845,904	—	—	845,904
Accrued interest income receivable	3,300	3,300	3,300	—	—
Bank owned life insurance	37,388	37,388	37,388	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$587,825	$587,825	$587,825	$—	$—
Deposits with stated maturities	304,851	307,634	—	—	307,634
Short-term borrowings	27,219	27,219	27,219	—	—
All other borrowings	57,085	61,695	—	—	61,695
Accrued interest payable	1,545	1,545	1,545	—	—

	December 31, 2014
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$32,872	$32,872	$32,872	$—	$—
Investment securities – AFS	127,110	127,110	—	127,110	—
Investment securities – HTM	19,840	20,213	—	17,241	2,972
Regulatory stock	6,173	6,173	6,173	—	—
Loans held for sale	5,051	5,127	5,127	—	—
Loans, net of allowance for loan loss and unearned income	817,457	819,935	—	—	819,935
Accrued interest income receivable	3,127	3,127	3,127	—	—
Bank owned life insurance	37,417	37,417	37,417	—	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

	December 31, 2014
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$568,625	$568,625	$568,625	$—	$—
Deposits with stated maturities	301,256	304,744	—	—	304,744
Short-term borrowings	38,880	38,880	38,880	—	—
All other borrowings	55,085	59,256	—	—	59,256
Accrued interest payable	1,706	1,706	1,706	—	—

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)

.....2015 FIRST QUARTER SUMMARY OVERVIEW.....AmeriServ Financial, Inc. reported first quarter 2015 net income available to common shareholders of $1,316,000, or $0.07 per diluted common share. This represented a 40% increase in earnings per share from the first quarter of 2014 where net income available to common shareholders totaled $877,000, or $0.05 per diluted common share. Our improved financial performance in the first quarter of 2015 resulted from a combination of revenue growth and non-interest expense reduction. Specifically both loans outstanding and deposits reached franchise records as of March 31, 2015. The AmeriServ Trust and Financial Services subsidiary announced that net income for the first quarter of 2015 had surpassed the first quarter of 2014 by 27.9%.

The goal at AmeriServ has been to not only continue to grow in the market place but to improve our overall productivity so as to benefit our shareholders. This has not been an easy road but during the first quarter of 2015 the growth in the marketplace continued while AmeriServ non-interest expense levels declined by $328,000 or 3.1% from the first quarter of 2014. The challenge now is to maintain and improve further on this level of performance.

On March 24, 2015, the AmeriServ Financial, Inc. Board of Directors appointed the interim management team to permanent positions. Jeffrey A. Stopko is now President and Chief Executive Officer of AmeriServ Financial, Inc. Jeff has served as Chief Financial Officer and Chief Administrative Officer during his over 20 years with AmeriServ. The Board considers the period of transition at an end and is looking forward to working with Jeff and his new team.

AmeriServ was pleased that the first quarter of 2015 showed signs of positive results. That is encouraging to everyone here. But we also understand that one improved quarter is not enough and we are aware that this improved quarter falls short of where we need to be. There will be no complacency rather there will be a determination to use this quarter as a foundation upon which to build a better record in the future. Moving forward, we will focus on successfully executing our business plans to further improve profitability in 2015 while continuing to maintain excellent asset quality.

THREE MONTHS ENDED MARCH 31, 2015 VS. THREE MONTHS ENDED MARCH 31, 2014

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended March 31, 2015	Three months ended March 31, 2014
Net income	$1,369	$930
Net income available to common shareholders	1,316	877
Diluted earnings per share	0.07	0.05
Return on average assets (annualized)	0.51%	0.36%
Return on average equity (annualized)	4.80%	3.30%

The Company reported first quarter 2015 net income available to common shareholders of $1,316,000, or $0.07 per diluted common share. This represented a 40% increase in earnings per share from the first quarter of 2014 where net income available to common shareholders totaled $877,000, or $0.05 per diluted common share. Solid loan and deposit growth in our community banking business contributed to an increase of $409,000 or 4.8% in net interest income. Non-interest expense in the first quarter of 2015 declined as expected by $328,000 or 3.1% as we are realizing the savings from several profitability improvement initiatives that were implemented in late 2014.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company's earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company's net interest income performance for the first quarter of 2015 to the first quarter of 2014 (in thousands, except percentages):

	Three months ended March 31, 2015	Three months ended March 31, 2014	$ Change	% Change
Interest income	$10,523	$10,095	$428	4.2%
Interest expense	1,589	1,570	19	1.2
Net interest income	$8,934	$8,525	$409	4.8
Net interest margin	3.57%	3.56%	0.01	N/M

N/M — not meaningful

The Company’s net interest income in the first quarter of 2015 increased by $409,000, or 4.8%, when compared to the first quarter of 2014. The Company’s net interest margin of 3.57% for the first quarter of 2015 was comparable with the net interest margin of 3.56% for the first quarter 2014 and eight basis points better than the 3.49% margin reported for the more recently reported fourth quarter 2014 performance. The Company has been able to increase net interest income and modestly improve its net interest margin by both growing its earning assets and controlling its cost of funds through disciplined deposit pricing. Specifically, earning asset growth has occurred in the loan portfolio as total loans averaged $842 million in the first quarter of 2015 which is $54 million or 6.9% higher than the $787 million average for the first quarter of 2014. This loan growth reflects the successful results of the Company’s sales calling efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans particularly through its loan production offices. Interest income in 2015 has also benefitted from an increased dividend of $101,000 from the FHLB of Pittsburgh and reduced premium amortization on mortgage backed securities due to slower mortgage prepayment speeds. Overall, total interest income has increased by $428,000 or 4.2% in the first quarter of 2015.

Total interest expense for the first quarter of 2015 has been well controlled as it increased by only $19,000 or 1.2% due to the Company’s proactive efforts to reduce deposit costs. Even with this reduction in deposit costs, the Company still experienced growth in deposits which reflects the loyalty of our core deposit base and ongoing efforts to cross sell new loan customers into deposit products. Specifically, total deposits averaged a record level of $897 million for the first quarter of 2015 which is $41 million, or 4.8%, higher than the $856 million average for the first quarter of 2014. The Company is pleased that a meaningful portion of this deposit growth occurred in non-interest bearing demand deposit accounts. This decreased interest expense for deposits has been offset by a $56,000 increase in the interest cost for borrowings as the Company has utilized more FHLB term advances to extend borrowings and provide protection against rising interest rates.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2015 and March 31, 2014 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended March 31 (In thousands, except percentages)

	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$841,612	$9,461	4.50%	$787,306	$9,038	4.60%
Interest bearing deposits	11,296	2	0.07	5,881	1	0.05
Short-term investment in money market funds	2,017	2	0.40	4,272	2	0.44
Investment securities – AFS	127,386	913	2.88	144,055	924	2.57
Investment securities – HTM	20,266	150	2.97	18,734	136	2.90
Total investment securities	147,652	1,063	2.89	162,789	1,060	2.60
Total interest earning assets/interest income	1,002,577	10,528	4.22	960,248	10,101	4.23
Non-interest earning assets:
Cash and due from banks	17,293			15,970
Premises and equipment	12,953			13,149
Other assets	70,301			69,840
Allowance for loan losses	(9,673)			(10,142)
TOTAL ASSETS	$1,093,451			$1,049,065
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$92,926	$44	0.19%	$82,617	$38	0.19%
Savings	92,490	37	0.16	88,535	35	0.16
Money markets	232,542	180	0.31	228,715	192	0.34
Time deposits	306,050	913	1.21	303,140	946	1.27
Total interest bearing deposits	724,008	1,174	0.66	703,007	1,211	0.70
Short-term borrowings	13,484	10	0.31	29,633	19	0.25
Advances from Federal Home Loan Bank	43,581	125	1.16	26,710	60	0.92
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	794,158	1,589	0.81	772,435	1,570	0.82
Non-interest bearing liabilities:
Demand deposits	172,559			152,811
Other liabilities	11,052			9,459
Shareholders' equity	115,682			114,360
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,093,451			$1,049,065
Interest rate spread			3.41			3.41
Net interest income/Net interest margin		8,939	3.57%		8,531	3.56%
Tax-equivalent adjustment		(5)			(6)
Net Interest Income		$8,934			$8,525

.....PROVISION FOR LOAN LOSSES.....The Company recorded a $250,000 provision for loan losses in the first quarter of 2015 compared to a zero provision for loan losses in the first quarter of 2014. This provision in the first quarter of 2015 was needed to support the continuing growth of the loan portfolio and cover net loan charge-offs. The Company experienced net loan charge-offs of $184,000, or 0.09% of total loans, in the first quarter of 2015 compared to modest net loan recoveries of $5,000 in the first quarter of 2014. Overall, the Company continued to maintain outstanding asset quality in the first quarter of 2015. At March 31, 2015, non-performing assets totaled $3.0 million, or only 0.36% of total loans. When determining the provision for loan losses, the Company considers a number of factors, some of which include periodic credit reviews, non-performing assets, loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends. In summary, the allowance for loan losses provided a strong 390% coverage of non-performing loans, and 1.14% of total loans, at March 31, 2015, compared to 400% coverage of non-performing loans, and 1.16% of total loans, at December 31, 2014.

.....NON-INTEREST INCOME.....Non-interest income for the first quarter of 2015 totaled $3.7 million and increased $180,000, or 5.1%, from the first quarter 2014 performance. Factors contributing to this higher level of non-interest income for the quarter included:

*	a $176,000 increase in Bank Owned Life Insurance due to the receipt of a death claim during the quarter;
*	a $90,000, or 89.1%, increase in gains on sale of loans held for sale due increased refinance activity; and
*	a $57,000 reduction in gains realized on the sale of investment securities in the first quarter of 2015 as the Company took advantage of market opportunities to sell certain rapidly prepaying mortgage backed securities in the first quarter of 2014. The Company sold no securities in the first quarter of 2015.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first quarter of 2015 totaled $10.4 million and decreased by $328,000, or 3.1%, from the prior year’s first quarter. Factors contributing to the lower non-interest expense in the quarter included:

*	a $241,000, or 3.8%, decrease due to 29 fewer full time equivalent employees as certain employees who elected to participate in an early retirement program in late 2014 were not replaced in order to achieve efficiencies identified as part of a profitability improvement program; and
*	a $97,000 decrease in professional fees due to lower legal fees and recruitment costs in the first quarter of 2015.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $617,000, or an effective tax rate of 31.1%, in the first three months of 2015 compared to income tax expense of $389,000, or an effective tax rate of 29.5%, for the first three months of 2014. The higher effective tax rate was primarily due to increased earnings in the first quarter of 2015. The Company’s deferred tax asset was $8.9 million at March 31, 2015 and relates primarily to the allowance for loan losses and AMT carryforwards.

.....SEGMENT RESULTS..... Retail banking’s net income contribution was $659,000 in the first quarter of 2015 and was up by $311,000 from the net income contribution for the same 2014 period. This increase in earnings in 2015 was due to the previously discussed increase in residential mortgage banking related revenues and BOLI income, both of which more than offset a lower level of deposit service charges. In addition to net interest income benefiting from the higher loan balances, this segment was also favorably impacted by a higher level of total deposits which causes the funding benefit for deposits provided by this segment to be higher.

The commercial banking segment reported net income contributions of $1.3 million in the first quarter of 2015 which was $195,000 better than the 2014 results for the same period. This improved net income contribution was due to higher net interest income as a result of the previously discussed strong growth in commercial and commercial real estate loans over the past year. This growth in net interest income more than offset an increased loan loss provision. Additionally, total non-interest expense was also lower due to cost savings achieved from the profitability improvement program implemented last year.

The trust segment reported a net income of $380,000 for the first quarter of 2015. When compared to the same period in 2014, this represented a $72,000 increase for the quarter. Both trust fee income and financial services income improved due to successful business development efforts. Non-interest revenue for this segment was negatively impacted by client attrition at WCCA. However, non-interest expense was down due to reduced personnel cost at WCCA which mitigated a significant portion of the revenue decline.

The investment/parent segment reported net loss of $961,000 in the first quarter of 2015 which increased by $139,000 from the 2014 quarter comparison. The increase between years reflects the benefit of gains realized on investment security sales in 2014 as no gains were generated in 2015. However, overall this segment has felt the most earnings pressure from the continued low interest rate environment.

.....BALANCE SHEET.....The Company's total consolidated assets were $1.103 billion at March 31, 2015, which grew by $14.2 million, or 1.3%, from the December 31, 2014 asset level. The growth in assets was due to a $23.3 million, or 2.8%, increase in net loans during the first three months of 2015. This loan increase was partially offset by a $4.9 million decrease in investment securities and a $2.2 million decline in cash and cash equivalents as the Company utilized these items to help fund the loan growth.

Total deposits increased by $22.8 million, or 2.6%, in the first three months of 2014. The Company used these deposits to fund loans. Total FHLB borrowings are down by $9.7 million since year-end 2014 and there has also been a shift from short term borrowings to term advances. The FHLB term advances with maturities between three and five years grew by $2 million and now total $44 million as the Company has utilized these advances to help manage interest rate risk in a rising rate environment. The Company’s total shareholders’ equity increased by $1.9 million over the first three months of 2015 due to the Company’s net retention of earnings after dividend payments and a reduction in accumulated other comprehensive loss. The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 14.68%, and a common equity tier 1 capital ratio of 9.93% at March 31, 2015. (See the discussion of the new Basel III capital requirements under the “Capital Resources” section.) The Company’s book value per common share was $5.06, its tangible book value per common share was $4.42, and its tangible common equity to tangible assets ratio was 7.64% at March 31, 2015.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	March 31, 2015	December 31, 2014	March 31, 2014
Total accruing loan delinquency (past due 30 to 89 days)	$1,901	$2,643	$2,177
Total non-accrual loans	2,146	2,196	2,179
Total non-performing assets including TDR*	3,046	2,917	3,274
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.22%	0.32%	0.28%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.25	0.27	0.28
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.36	0.35	0.42
Non-performing assets as a percentage of total assets	0.28	0.27	0.31
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.09	0.11	(0.01)
Annualized provision for loan losses	0.12	0.05	—
Total classified loans (loans rated substandard or doubtful)	$9,143	$11,229	$15,819

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

The Company continued to maintain strong asset quality in the first three months of 2015 as evidenced by low levels of non-accrual loans, non-performing assets, classified loans, and loan delinquency levels that continue to be well below 1% of total loans. We continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2015, the 25 largest credits represented 25.2% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31, 2015	December 31, 2014	March 31, 2014
Allowance for loan losses	$9,689	$9,623	$10,109
Allowance for loan losses as a percentage of each of the following total loans, net of unearned income	1.14%	1.16%	1.28%
total accruing delinquent loans (past due 30 to 89 days)	509.68	364.09	464.35
total non-accrual loans	451.49	438.21	447.90
total non-performing assets	318.09	329.89	308.77

The Company recorded a $250,000 loan loss provision in the first three months of 2015 and had no loan loss provision for the allowance for loan losses into earnings during the same period in 2014 due to the previously discussed sustained improvement in asset quality. The Company did experience a relatively low level of net charge-offs in the first three months of 2014. As a result, the balance in the allowance for loan losses has increased modestly in the first three months of 2015 while the Company has been able to still maintain strong coverage of non-accrual loans and non-performing assets as indicated in the above table.

.....LIQUIDITY.....The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past five years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth over the past few years. We strive to operate our loan to deposit ratio in a range of 85% to 100%. At March 31, 2015, the Company’s loan to deposit ratio was 95.3%. We are optimistic that we can increase the loan to deposit ratio in the future given current commercial loan pipelines, continued growth of our loan production offices and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $2.2 million from December 31, 2014 to March 31, 2015, due to $17.8 million of cash used in investing activities. This more than offset the $2.8 million of cash provided by operating activities and $12.8 million of cash provided by financing activities. Within investing activities, cash provided from investment security maturities was $5.2 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $72.5 million and was $23.5 million higher than the $49.0 million of cash received from loan principal payments and participations. Within financing activities, deposit growth provided $22.7 million of cash. Total borrowings decreased as paydowns of short-term advances exceeded purchases of FHLB term advances by $9.7 million. At March 31, 2015, the Company had immediately available $354 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $18.3 million of cash, short-term investments, and investment securities at March 31, 2015. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At March 31, 2015, our subsidiary Bank had $3.1 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Overall, we believe that the holding company has strong liquidity to meet its trust preferred debt service requirements, preferred stock dividends, and its common stock dividends, all of which should approximate $2.1 million over the next twelve months. The most recent $0.01 dividend was announced on April 20, 2015 payable on May 18, 2015 to shareholders of record on May 4, 2015.

.....CAPITAL RESOURCES..... The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The common equity tier 1 ratio was 9.93%, the tier 1 capital ratio was 13.50%, and the total capital ratio was 14.68% at March 31, 2015. The Company’s tier 1 leverage was 11.24% at March 31, 2015. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2015. Capital generated from earnings will be utilized to pay the SBLF preferred dividend, common stock cash dividend and will also support anticipated balance sheet growth. Additionally, we plan to retain excess cash to position the Company to redeem all or a portion of the SBLF Preferred stock when the rate increases from 1% to 9% in the first quarter of 2016. Our common dividend payout ratio for the first three months of 2015 was 14.3%.

On January 1, 2015, U.S. federal banking agencies implemented the new Basel III capital standards, which, similar to the previous standards, establish the minimum capital levels to be considered well-capitalized and revise the prompt corrective action requirements under banking regulations. The revisions from the previous standards include a revised definition of capital, the introduction of a minimum Common Equity Tier 1 capital ratio and changed risk weightings for certain assets. The implementation of the new rules will be phased in over a four year period ending January 1, 2019 with minimum capital requirements becoming increasingly more strict each year of the transition. The new minimum capital requirements for each ratio, both, initially on January 1, 2015 and at the end of the transition on January 1, 2019, are as follows: A common equity tier 1 capital ratio of 4.5% initially and 7.0% at January 1, 2019; a tier 1 capital ratio of 6.0% and 8.50%; a total capital ratio of 8.0% and 10.50%; and a tier 1 leverage ratio of 5.00% and 5.00%. Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer above its minimum risk-based capital requirements, which increases over the transition period, from 0.625% of total risk weighted assets in 2016 to 2.5% in 2019. The Company continues to be committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a return to our shareholders.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	0.6%	10.6%
100bp increase	0.5	7.3
100bp decrease	(3.8)	(14.8)

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

.....OFF BALANCE SHEET ARRANGEMENTS.....The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $181.5 million and standby letters of credit of $7.8 million as of March 31, 2015. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.2 million, or 75%, of the total allowance for loan losses at March 31, 2015 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of March 31, 2015, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At March 31, 2015, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

.....FORWARD LOOKING STATEMENT.....

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, the Company will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build the Company into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — It is the existing and prospective customer that the Company must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. The Company is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.
•	Revenue Growth — It is necessary for the Company to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through several loan production offices. There will be a particular focus on small business commercial lending. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.
•	Expense Rationalization — The Company remains focused on trying to reduce and rationalize expenses. This has not been a program of broad based cuts, but has been targeted so the Company stays strong but spends less. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues. The Company engaged a consulting firm that specializes in the areas of expense rationalization and profit improvement for community banks in 2014. This firm completed a thorough analysis of our business operations and practices. As a result of this project, the firm provided the Company with recommendations to reduce expenses and improve future profitability. Many of their recommendations have been evaluated and already implemented with further study being done on other recommendations scheduled throughout 2015. The Company expects that its payback on this project will be significant and presently believes that a minimum of $1 million of annual savings from this project will be realized in 2015.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2015, are effective.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011, exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011.
3.2	Bylaws, as amended and restated on December 30, 2014, Exhibit 3.2 to the Form 8-K filed on January 2, 2015.
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc. Registrant
Date: May 8, 2015	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: May 8, 2015	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer