Form 10-Q
period 2015-06-30
AMERISERV FINANCIAL INC /PA/
filed 2015-08-07
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2015
Common Stock, par value $0.01	18,870,811

AmeriServ Financial, Inc.

INDEX

i

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from depository institutions	$16,748	$23,780
Interest bearing deposits	2,957	2,952
Short-term investments in money market funds	6,886	6,140
Total cash and cash equivalents	26,591	32,872
Investment securities:
Available for sale	122,868	127,110
Held to maturity (fair value $19,776 on June 30, 2015 and $20,213 on December 31, 2014)	19,580	19,840
Loans held for sale	4,393	5,051
Loans	862,485	827,634
Less: Unearned income	635	554
Allowance for loan losses	9,717	9,623
Net loans	852,133	817,457
Premises and equipment, net	12,565	13,012
Accrued interest income receivable	3,310	3,127
Goodwill	11,944	11,944
Bank owned life insurance	37,558	37,417
Net deferred tax asset	8,969	9,548
Federal Home Loan Bank stock	5,180	4,048
Federal Reserve Bank stock	2,125	2,125
Other assets	5,718	5,712
TOTAL ASSETS	$1,112,934	$1,089,263
LIABILITIES
Non-interest bearing deposits	$161,874	$167,551
Interest bearing deposits	701,028	702,330
Total deposits	862,902	869,881
Short-term borrowings	63,430	38,880
Advances from Federal Home Loan Bank	46,000	42,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	122,515	93,965
Other liabilities	10,212	11,010
TOTAL LIABILITIES	995,629	974,856
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on June 30, 2015 and December 31, 2014	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,479,630 shares issued and 18,861,811 outstanding on June 30, 2015; 26,402,707 shares issued and 18,784,888 outstanding on December 31, 2014	265	264
Treasury stock at cost, 7,617,819 shares on June 30, 2015 and December 31, 2014	(74,829)	(74,829)
Capital surplus	145,411	145,256
Retained earnings	31,926	29,618
Accumulated other comprehensive loss, net	(6,468)	(6,902)
TOTAL SHAREHOLDERS’ EQUITY	117,305	114,407
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,112,934	$1,089,263

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$9,480	$8,939	$18,936	$17,971
Interest bearing deposits	5	1	7	2
Short-term investments in money market funds	1	2	3	4
Investment securities:
Available for sale	777	905	1,690	1,829
Held to maturity	146	136	296	272
Total Interest Income	10,409	9,983	20,932	20,078
INTEREST EXPENSE
Deposits	1,171	1,240	2,345	2,451
Short-term borrowings	23	5	33	24
Advances from Federal Home Loan Bank	135	74	260	134
Guaranteed junior subordinated deferrable interest debentures	280	280	560	560
Total Interest Expense	1,609	1,599	3,198	3,169
NET INTEREST INCOME	8,800	8,384	17,734	16,909
Provision for loan losses	200	—	450	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,600	8,384	17,284	16,909
NON-INTEREST INCOME
Trust and investment advisory fees	2,135	1,948	4,191	3,980
Service charges on deposit accounts	429	501	848	979
Net gains on sale of loans	225	171	416	272
Mortgage related fees	109	160	224	277
Net realized gains on investment securities	28	120	28	177
Bank owned life insurance	171	184	534	371
Other income	595	554	1,163	1,114
Total Non-Interest Income	3,692	3,638	7,404	7,170
NON-INTEREST EXPENSE
Salaries and employee benefits	5,944	6,107	12,017	12,421
Net occupancy expense	718	717	1,559	1,556
Equipment expense	480	494	946	964
Professional fees	1,275	1,464	2,486	2,772
Supplies, postage and freight	175	187	353	370
Miscellaneous taxes and insurance	287	312	584	608
Federal deposit insurance expense	164	154	331	314
Other expense	1,196	1,185	2,373	2,353
Total Non-Interest Expense	10,239	10,620	20,649	21,358

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
PRETAX INCOME	2,053	1,402	4,039	2,721
Provision for income tax expense	632	423	1,249	812
NET INCOME	1,421	979	2,790	1,909
Preferred stock dividends	52	52	105	105
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,369	$927	$2,685	$1,804
PER COMMON SHARE DATA:
Basic:
Net income	$0.07	$0.05	$0.14	$0.10
Average number of shares outstanding	18,859	18,795	18,855	18,790
Diluted:
Net income	$0.07	$0.05	$0.14	$0.10
Average number of shares outstanding	18,941	18,936	18,923	18,920
Cash dividends declared	$0.01	$0.01	$0.02	$0.02

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
COMPREHENSIVE INCOME
Net income	$1,421	$979	$2,790	$1,909
Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	631	—	1,286	392
Income tax effect	(215)	—	(438)	(133)
Unrealized holding (gains) losses on available for sale securities arising during period	(946)	1,037	(600)	1,551
Income tax effect	321	(353)	204	(527)
Reclassification adjustment for gains on available for sale securities included in net income	(28)	(120)	(28)	(177)
Income tax effect	10	41	10	60
Other comprehensive income (loss)	(227)	605	434	1,166
Comprehensive income	$1,194	$1,584	$3,224	$3,075

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$2,790	$1,909
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	—
Depreciation expense	925	924
Net amortization of investment securities	181	186
Net realized gains on investment securities available for sale	(28)	(177)
Net gains on loans held for sale	(416)	(272)
Amortization of deferred loan fees	(133)	(134)
Origination of mortgage loans held for sale	(27,878)	(18,393)
Sales of mortgage loans held for sale	28,952	17,378
Increase in accrued interest income receivable	(183)	(278)
Decrease in accrued interest payable	(255)	(306)
Earnings on bank owned life insurance	(341)	(371)
Deferred income taxes	371	254
Stock based compensation expense	156	45
Other, net	443	1,336
Net cash provided by operating activities	5,034	2,101
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(7,410)	(7,144)
Purchases of investment securities – held to maturity	(1,545)	(1,599)
Proceeds from sales of investment securities – available for sale	519	5,242
Proceeds from maturities of investment securities – available for sale	10,380	10,763
Proceeds from maturities of investment securities – held to maturity	1,778	667
Purchases of regulatory stock	(9,464)	(3,897)
Proceeds from redemption of regulatory stock	8,332	4,056
Long-term loans originated	(118,956)	(76,648)
Principal collected on long-term loans	76,896	59,696
Loans purchased or participated	(5,120)	(1,764)
Loans sold or participated	12,055	2,250
Proceeds from sale of other real estate owned	478	434
Proceeds from life insurance policy	200	—
Purchases of premises and equipment	(473)	(1,198)
Net cash used in investing activities	(32,330)	(9,142)
FINANCING ACTIVITIES
Net (decrease) increase in deposit balances	(7,053)	19,347
Net increase (decrease) in other short-term borrowings	24,550	(22,878)
Principal borrowings on advances from Federal Home Loan Bank	4,000	9,000
Common stock dividends	(377)	(376)
Preferred stock dividends	(105)	(105)
Net cash provided by financing activities	21,015	4,988
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,281)	(2,053)
CASH AND CASH EQUIVALENTS AT JANUARY 1	32,872	30,066
CASH AND CASH EQUIVALENTS AT JUNE 30	$26,591	$28,013

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 17 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.9 billion that are not reported on the Company’s balance sheet at June 30, 2015. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

3. Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 179,304 common shares, at exercise prices ranging from $3.18 to $4.70, and 3,625 common shares, at exercise prices ranging from $4.60 to $5.22, were outstanding as of June 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings Per Common Share  – (continued)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator:
Net income	$1,421	$979	$2,790	$1,909
Preferred stock dividends	(52)	(52)	(105)	(105)
Net income available to common shareholders	$1,369	$927	$2,685	$1,804
Denominator:
Weighted average common shares outstanding (basic)	18,859	18,795	18,855	18,790
Effect of stock options	82	141	68	130
Weighted average common shares outstanding (diluted)	18,941	18,936	18,923	18,920
Earnings per common share:
Basic	$0.07	$0.05	$0.14	$0.10
Diluted	0.07	0.05	0.14	0.10

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds. The Company made $878,000 in income tax payments in the first six months of 2015 as compared to $558,000 for the first six months of 2014. The Company made total interest payments of $3,453,000 in the first six months of 2015 compared to $3,475,000 in the same 2014 period. The Company had $132,000 non-cash transfers to other real estate owned (OREO) in the first six months of 2015 compared to $6,000 non-cash transfers in the same 2014 period.

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	June 30, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$5,933	$22	$(19)	$5,936
US Agency mortgage-backed securities	97,265	2,708	(363)	99,610
Corporate bonds	17,504	28	(210)	17,322
Total	$120,702	$2,758	$(592)	$122,868

Investment securities held to maturity (HTM):

	June 30, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$11,680	$304	$(73)	$11,911
Taxable municipal	3,905	70	(52)	3,923
Corporate bonds and other securities	3,995	—	(53)	3,942
Total	$19,580	$374	$(178)	$19,776

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

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At June 30, 2015, 81.9% of the portfolio was rated “AAA” as compared to 84.1% at December 31, 2014. 3.9% of the portfolio was either rated below “A” or unrated at June 30, 2015. At June 30, 2015, the Company’s consolidated investment securities portfolio had an effective duration of approximately 2.80 years.

The Company sold a $519,000 AFS security for both the second quarter and first six months of 2015 resulting in a $28,000 gross investment security gain. Total proceeds from the sale of AFS securities for the second quarter of 2014 were $2.5 million resulting in $120,000 of gross investment security gains. Total proceeds from the sale of AFS securities for the first six months of 2014 were $5.2 million resulting in $182,000 of gross investment security gains and $5,000 of gross security losses.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $98,457,000 at June 30, 2015 and $104,780,000 at December 31, 2014.

The following tables present information concerning investments with unrealized losses as of June 30, 2015 and December 31, 2014 (in thousands):

Total investment securities:

	June 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$—	$—	$2,881	$(19)	$2,881	$(19)
Taxable municipal	2,644	(52)	—	—	2,644	(52)
US Agency mortgage-backed securities	16,974	(118)	12,400	(318)	29,374	(436)
Corporate bonds and other securities	6,862	(133)	8,867	(130)	15,729	(263)
Total	$26,480	$(303)	$24,148	$(467)	$50,628	$(770)

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

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 51 positions that are considered temporarily impaired at June 30, 2015. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at June 30, 2015 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Total investment securities:

	June 30, 2015
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$2,000	$2,007	$999	$1,000
After 1 year but within 5 years	14,302	14,331	2,000	1,967
After 5 years but within 10 years	20,743	21,008	4,782	4,749
After 10 years but within 15 years	50,945	51,947	560	546
Over 15 years	32,712	33,575	11,239	11,514
Total	$120,702	$122,868	$19,580	$19,776

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Commercial	$155,459	$139,126
Commercial loans secured by real estate	427,174	410,329
Real estate-mortgage	259,144	258,616
Consumer	20,073	19,009
Loans, net of unearned income	$861,850	$827,080

Loan balances at June 30, 2015 and December 31, 2014 are net of unearned income of $635,000 and $554,000, respectively. Real estate-construction loans comprised 2.9% and 3.5% of total loans, net of unearned income at June 30, 2015 and December 31, 2014, respectively.

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and six month periods ending June 30, 2015 and 2014 (in thousands).

	Three months ended June 30, 2015,
	Balance at March 31, 2015	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2015
Commercial	$3,157	$—	$8	$6	$3,171
Commercial loans secured by real estate	4,087	(15)	9	59	4,140
Real estate-mortgage	1,304	(188)	25	180	1,321
Consumer	191	(16)	5	21	201
Allocation for general risk	950	—	—	(66)	884
Total	$9,689	$(219)	$47	$200	$9,717

	Three months ended June 30, 2014,
	Balance at March 31, 2014	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2014
Commercial	$3,065	$—	$55	$134	$3,254
Commercial loans secured by real estate	4,662	—	19	(206)	4,475
Real estate-mortgage	1,273	(30)	11	47	1,301
Consumer	139	(22)	8	20	145
Allocation for general risk	970	—	—	5	975
Total	$10,109	$(52)	$93	$—	$10,150

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	Six months ended June 30, 2015,
	Balance at December 31, 2014	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2015
Commercial	$3,262	$(121)	$14	$16	$3,171
Commercial loans secured by real estate	3,902	(15)	51	202	4,140
Real estate-mortgage	1,310	(291)	55	247	1,321
Consumer	190	(63)	14	60	201
Allocation for general risk	959	—	—	(75)	884
Total	$9,623	$(490)	$134	$450	$9,717

	Six months ended June 30, 2014,
	Balance at December 31, 2013	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2014
Commercial	$2,844	$(72)	$105	$377	$3,254
Commercial loans secured by real estate	4,885	(66)	172	(516)	4,475
Real estate-mortgage	1,260	(73)	25	89	1,301
Consumer	136	(58)	13	54	145
Allocation for general risk	979	—	—	(4)	975
Total	$10,104	$(269)	$315	$—	$10,150

As a result of successful ongoing problem credit resolution efforts, the Company achieved further asset quality improvements in 2015 and 2014, specifically in the commercial loans secured by real estate category. There was no provision for loan losses in the first six months of 2014, but the Company recorded a $450,000 provision in the first six months of 2015 which was needed to support loan growth.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At June 30, 2015
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$406	$776	$—	$—		$1,182
Collectively evaluated for impairment	155,053	426,398	259,144	20,073		860,668
Total loans	$155,459	$427,174	$259,144	$20,073		$861,850
Allowance for loan losses:
Specific reserve allocation	$102	$512	$—	$—	$—	$614
General reserve allocation	3,069	3,628	1,321	201	884	9,103
Total allowance for loan losses	$3,171	$4,140	$1,321	$201	$884	$9,717

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	At December 31, 2014
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$—	$989	$—	$—		$989
Collectively evaluated for impairment	139,126	409,340	258,616	19,009		826,091
Total loans	$139,126	$410,329	$258,616	$19,009		$827,080
Allowance for loan losses:
Specific reserve allocation	$—	$520	$—	$—	$—	$520
General reserve allocation	3,262	3,382	1,310	190	959	9,103
Total allowance for loan losses	$3,262	$3,902	$1,310	$190	$959	$9,623

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

	June 30, 2015
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$406	$102	$—	$406	$406
Commercial loans secured by real estate	756	512	20	776	885
Total impaired loans	$1,162	$614	$20	$1,182	$1,291

	December 31, 2014
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$989	$520	$—	$989	$1,069
Total impaired loans	$989	$520	$—	$989	$1,069

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Average loan balance:
Commercial	$220	$—	$110	$—
Commercial loans secured by real estate	1,509	2,296	1,891	2,678
Average investment in impaired loans	$1,729	$2,296	$2,001	$2,678
Interest income recognized:
Commercial	$10	$—	$11	$—
Commercial loans secured by real estate	5	1	11	2
Interest income recognized on a cash basis on impaired loans	$15	$1	$22	$2

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

The following table presents the classes of the commercial and commercial real estate loan portfolios summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands).

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$150,704	$758	$3,866	$131	$155,459
Commercial loans secured by real estate	421,117	2,627	3,175	255	427,174
Total	$571,821	$3,385	$7,041	$386	$582,633

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$132,665	$161	$6,164	$136	$139,126
Commercial loans secured by real estate	406,195	620	3,238	276	410,329
Total	$538,860	$781	$9,402	$412	$549,455

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

	June 30, 2015
	Performing	Non-Performing
Real estate-mortgage	$257,497	$1,647
Consumer	20,073	—
Total	$277,570	$1,647

	December 31, 2014
	Performing	Non-Performing
Real estate-mortgage	$257,199	$1,417
Consumer	19,009	—
Total	$276,208	$1,417

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	June 30, 2015
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$153,174	$—	$2,285	$—	$2,285	$155,459	$—
Commercial loans secured by real estate	426,939	—	—	235	235	427,174	—
Real estate-mortgage	255,924	1,634	637	949	3,220	259,144	—
Consumer	20,009	55	9	—	64	20,073	—
Total	$856,046	$1,689	$2,931	$1,184	$5,804	$861,850	$—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	December 31, 2014
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$139,126	$—	$—	$—	$—	$139,126	$—
Commercial loans secured by real estate	410,049	280	—	—	280	410,329	—
Real estate-mortgage	255,021	2,196	332	1,067	3,595	258,616	—
Consumer	18,927	74	8	—	82	19,009	—
Total	$823,123	$2,550	$340	$1,067	$3,957	$827,080	$—

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	June 30, 2015	December 31, 2014
Non-accrual loans
Commercial	$209	$—
Commercial loans secured by real estate	255	778
Real estate-mortgage	1,647	1,417
Total	2,111	2,195
Other real estate owned
Commercial loans secured by real estate	—	384
Real estate-mortgage	126	128
Total	126	512
TDR’s not in non-accrual	328	210
Total non-performing assets including TDR	$2,565	$2,917
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.30%	0.35%

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income due in accordance with original terms	$24	$34	$48	$67
Interest income recorded	—	—	—	—
Net reduction in interest income	$24	$34	$48	$67

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

The Company had no loans modified as TDRs during the second quarter of 2015.

The following table details the loans modified as TDRs during the six month period ended June 30, 2015 (dollars in thousands).

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

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same. The specific ALL reserve for loans modified as TDR’s was $542,000 and $365,000 as of June 30, 2015 and 2014, respectively. All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed.

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

The Company had no loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2015 and 2014 (six month periods) and April 1, 2015 and 2014 (three month periods), respectively, and that subsequently defaulted during these reporting periods.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At June 30, 2015
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$63,430	0.33%
Advances	2015	4,000	0.52
	2016	12,000	0.81
	2017	12,000	1.06
	2018	10,000	1.51
	2019 and over	8,000	1.76
Total advances		46,000	1.17
Total FHLB borrowings		$109,430	0.68%

	At December 31, 2014
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$38,880	0.27%
Advances	2015	4,000	0.52
	2016	12,000	0.81
	2017	12,000	1.06
	2018	10,000	1.51
	2019 and over	4,000	1.88
Total advances		42,000	1.12
Total FHLB borrowings		$80,880	0.71%

The rate on Open Repo Plus advances can change daily, while the rates on the advances are fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage and CRE loans with an aggregate statutory value equal to the amount of the advances are pledged as collateral to the FHLB of Pittsburgh to support these borrowings.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Preferred Stock  – (continued)

The Series E Preferred Stock has an aggregate liquidation preference of approximately $21 million and qualifies as Tier 1 Capital for regulatory purposes. The terms of the Series E Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. Since January 1, 2014, the dividend rate of the Series E Preferred Stock has been fixed at 1% per annum until February 7, 2016. Beginning on February 8, 2016, the dividend rate will be fixed at 9% per annum.

As long as shares of Series E Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) during any quarter in which we fail to declare and pay dividends on the Series E Preferred Stock and for the next three quarters following such failure. In addition, under the terms of the Series E Preferred Stock, we may only declare and pay dividends on our common stock (or repurchase shares of our common stock), if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least ninety percent (90%) of Tier 1 capital as of June 30, 2011, excluding any charge-offs and redemptions of the Series E Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning January 1, 2014, based upon the extent by which the Qualified Small Business Lending by the Bank at September 30, 2013 has increased over the Baseline.

We may redeem the Series E Preferred Stock at any time at our option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends, subject to the approval of our federal banking regulator.

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$2,072	$(8,313)	$(6,241)	$1,345	$(6,659)	$(5,314)
Other comprehensive income (loss) before reclassifications	(625)	416	(209)	684	—	684
Amounts reclassified from accumulated other comprehensive loss	(18)	—	(18)	(79)	—	(79)
Net current period other comprehensive income (loss)	(643)	416	(227)	605	—	605
Ending balance	$1,429	$(7,897)	$(6,468)	$1,950	$(6,659)	$(4,709)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss  – (continued)

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$1,843	$(8,745)	$(6,902)	$1,043	$(6,918)	$(5,875)
Other comprehensive income (loss) before reclassifications	(396)	848	452	1,024	256	1,280
Amounts reclassified from accumulated other comprehensive loss	(18)	—	(18)	(117)	3	(114)
Net current period other comprehensive income (loss)	(414)	848	434	907	259	1,166
Ending balance	$1,429	$(7,897)	$(6,468)	$1,950	$(6,659)	$(4,709)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended June 30, 2015	For the three months ended June 30, 2014	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities
	$(28)	$(120)	Net realized gains on investment securities
	10	41	Provision for income tax expense
	$(18)	$(79)	Net of tax
Total reclassifications for the period	$(18)	$(79)	Net income

(1)	Amounts in parentheses indicate credits.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss  – (continued)

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the six months ended June 30, 2015	For the six months ended June 30, 2014	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities
	$(28)	$(177)	Net realized gains on investment securities
	10	60	Provision for income tax expense
	$(18)	$(117)	Net of tax
Amortization of defined benefit items(2)
Amortization of prior year service cost	$—	$5	Salaries and employee benefits
	—	(2)	Provision for income tax expense
	$—	$3	Net of tax
Total reclassifications for the period	$(18)	$(114)	Net income

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. For June 30, 2015, the final Basel III rules require the Company to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulations) to risk-weighted assets (RWA) (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules. As of June 30, 2015, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.66% at June 30, 2015 (in thousands, except ratios).

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital  – (continued)

	At June 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To RWA) Consolidated	$132,879	14.63%	$72,653	8.00%	$90,817	10.00%
AmeriServ Financial Bank	106,168	11.81	71,907	8.00	89,884	10.00
Common Equity Tier 1 Capital (To RWA) Consolidated	90,191	9.93	40,867	4.50	59,031	6.50
AmeriServ Financial Bank	95,541	10.63	40,448	4.50	58,425	6.50
Tier 1 Capital (To RWA) Consolidated	122,252	13.46	54,490	6.00	72,653	8.00
AmeriServ Financial Bank	95,541	10.63	53,930	6.00	71,907	8.00
Tier 1 Capital (To Average Assets) leverage Consolidated	122,252	11.23	43,543	4.00	54,428	5.00
AmeriServ Financial Bank	95,541	9.01	42,425	4.00	53,032	5.00

	At December 31, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To RWA) Consolidated	$131,497	14.80%	$71,066	8.00%	$88,833	10.00%
AmeriServ Financial Bank	106,084	12.07	70,305	8.00	87,881	10.00
Tier 1 Capital (To RWA) Consolidated	120,992	13.62	35,533	4.00	53,300	6.00
AmeriServ Financial Bank	95,579	10.88	35,153	4.00	52,729	6.00
Tier 1 Capital (To Average Assets) Consolidated	120,992	11.34	42,662	4.00	53,327	5.00
AmeriServ Financial Bank	95,579	9.19	41,608	4.00	52,010	5.00

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Results  – (continued)

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial banking to businesses includes commercial loans, and CRE loans. The trust segment contains our wealth management businesses which include the Trust Company and West Chester Capital Advisors (WCCA), our registered investment advisory firm and financial services. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial services include the sale of mutual funds, annuities, and insurance products. The wealth management businesses also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three months ended June 30, 2015		Six months ended June 30, 2015		June 30, 2015
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,539	$743	$13,063	$1,402	$374,659
Commercial banking	4,635	1,334	9,373	2,625	595,827
Trust	2,230	396	4,397	776	5,306
Investment/Parent	(912)	(1,052)	(1,695)	(2,013)	137,142
Total	$12,492	$1,421	$25,138	$2,790	$1,112,934

	Three months ended June 30, 2014		Six months ended June 30, 2014		December 31, 2014
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,470	$617	$12,587	$965	$376,009
Commercial banking	4,085	1,030	8,412	2,126	563,690
Trust	2,041	356	4,155	664	5,015
Investment/Parent	(574)	(1,024)	(1,075)	(1,846)	144,549
Total	$12,022	$979	$24,079	$1,909	$1,089,263

15. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $180.3 million and $188.0 million along with standby letters of credit of $7.7 million and $7.2 million as of June 30, 2015 and December 31, 2014, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$400	$430	$800	$860
Interest cost	325	331	650	662
Expected return on plan assets	(525)	(498)	(1,050)	(996)
Amortization of prior year service cost	—	(5)	—	(10)
Recognized net actuarial loss	300	272	600	544
Net periodic pension cost	$500	$530	$1,000	$1,060

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

The following tables present the assets reported on the Consolidated Balance Sheets at their fair value as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2015 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$5,936	$—	$5,936	$—
US Agency mortgage-backed securities	99,610	—	99,610	—
Corporate bonds	17,322	—	17,322	—

	Fair Value Measurements at December 31, 2014 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$5,906	$—	$5,906	$—
US Agency mortgage-backed securities	105,768	—	105,768	—
Corporate bonds	15,436	—	15,436	—

Assets Measured on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At June 30, 2015, impaired loans with a carrying value of $1.2 million were reduced by a specific valuation allowance totaling $614,000 resulting in a net fair value of $567,000. At December 31, 2014, impaired loans with a carrying value of $989,000 were reduced by a specific valuation allowance totaling $520,000 million resulting in a net fair value of $469,000.

Other real estate owned is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements at June 30, 2015 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$567	$—	$—	$567
Other real estate owned	126	—	—	126

	Fair Value Measurements at December 31, 2014 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$469	$—	$—	$469
Other real estate owned	512	—	—	512

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

June 30, 2015	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$567	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 35% (30%) 1% to 15% (10%)
Other real estate owned	126	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 48% (38%) 1% to 20% (10%)

December 31, 2014	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$469	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 37% (30%) 1% to 15% (10%)
Other real estate owned	512	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	47% to 83% (55%) 1% to 61% (9%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at June 30, 2015 and December 31, 2014, were as follows (in thousands):

	June 30, 2015
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$26,591	$26,591	$26,591	$—	$—
Investment securities – AFS	122,868	122,868	—	122,868	—
Investment securities – HTM	19,580	19,776	—	16,809	2,967
Regulatory stock	7,305	7,305	7,305	—	—
Loans held for sale	4,393	4,456	4,456	—	—
Loans, net of allowance for loan loss and unearned income	852,133	852,862	—	—	852,862
Accrued interest income receivable	3,310	3,310	3,310	—	—
Bank owned life insurance	37,558	37,558	37,558	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$575,977	$575,977	$575,977	$—	$—
Deposits with stated maturities	286,925	289,576	—	—	289,576
Short-term borrowings	63,430	63,430	63,430	—	—
All other borrowings	59,085	62,811	—	—	62,811
Accrued interest payable	1,451	1,451	1,451	—	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

	December 31, 2014
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$32,872	$32,872	$32,872	$—	$—
Investment securities – AFS	127,110	127,110	—	127,110	—
Investment securities – HTM	19,840	20,213	—	17,241	2,972
Regulatory stock	6,173	6,173	6,173	—	—
Loans held for sale	5,051	5,127	5,127	—	—
Loans, net of allowance for loan loss and unearned income	817,457	819,935	—	—	819,935
Accrued interest income receivable	3,127	3,127	3,127	—	—
Bank owned life insurance	37,417	37,417	37,417	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$568,625	$568,625	$568,625	$—	$—
Deposits with stated maturities	301,256	304,744	—	—	304,744
Short-term borrowings	38,880	38,880	38,880	—	—
All other borrowings	55,085	59,256	—	—	59,256
Accrued interest payable	1,706	1,706	1,706	—	—

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D.& A.”)

.....2015 SECOND QUARTER SUMMARY OVERVIEW.....AmeriServ Financial, Inc. reported second quarter 2015 net income available to common shareholders of $1,369,000, or $0.07 per diluted common share. This represented a 40% increase in earnings per share from the second quarter of 2014 where net income available to common shareholders totaled $927,000, or $0.05 per diluted common share. For the six month period ended June 30, 2015, the Company reported net income available to common shareholders of $2,685,000, or $0.14 per diluted share. This also represented a 40% increase in earnings per share from the first half of 2014 where net income available to common shareholders totaled $1,804,000, or $0.10 per diluted common share. Our improved financial performance in the second quarter of 2015 resulted from a combination of revenue growth and non-interest expense reduction. Specifically, growth in net interest income continues to be driven by solid loan growth and effective cost of funds management while the increase in non-interest income reflects the growing contribution of our trust and wealth management business to the Company’s total revenue.

The goal at AmeriServ has been to not only continue to grow in the market place but to improve our overall productivity so as to benefit our shareholders. During the first six months of 2015, loans outstanding including loans held for sale increased by $34 million to a new end of quarter record of $866 million. At the same time, the AmeriServ Trust and Financial Services Company continued its growth and enabled non-interest income in the first six months of 2015 to surpass the same 2014 period by $234,000. But perhaps the most encouraging trend was in the area of operating expenses, for while continuing to grow in the marketplace, operating expenses were $709,000, or 3.3%, less than in the first six months of 2014.

It is the declared intention of the new AmeriServ management team to avoid distractions and to concentrate on increasing earnings per share. Through the first six months of 2015, AmeriServ has achieved this goal increasing EPS by 40% from $0.10 to $0.14. This performance suggests that the gains reported in the first quarter of 2015 over 2014 were not any kind of statistical anomaly but were instead based on sound and identifiable improvements in the basic business of banking.

Banking is in part a business of numbers, but it is also a business of relationships. AmeriServ Trust and Financial Services Company has now passed the $2 billion mark in assets under management and administration. The number by itself is impressive, but it is more impressive to realize that so many of our friends and neighbors rely on us for their retirement planning and wealth management counsel and advice. We have brought together in our Registered Investment Advisory Firm all of our investment expertise in a most unique way. This means that there are no “cookie cutter” solutions but instead an interactive dialogue with the client. These dialogues are the source of great satisfaction for an AmeriServ staff member.

The transition to the new management team has now passed the six-month timeframe. We believe there is a very positive air in the many AmeriServ offices and branch banking centers. Every AmeriServ staff member understands that the success of this company depends on providing the best customer service at all times.

There has been much media attention drawn to the subject of cybercrime. The tech revolution has been underway in banking for more than half a century. But, in the 21st century, the focus has been on mobile banking with customers using a virtual bank. This permits bank customers to perform many banking functions in a self-serve manner at their leisure. In such an environment, even community financial institutions, such as AmeriServ, find it necessary to be alert for the perpetrators of cybercrimes. Our technical staff works with the largest of bank software vendors and with our governmental regulators to isolate any questionable occurrences or surprises.

We are all aware that there are areas of concern throughout the global and national economy. This means that it is important to observe the time-honored best practices of the banking industry. AmeriServ has, and intends to maintain, a strong and conservatively positioned balance sheet. AmeriServ intends to exceed every regulatory capital requirement. AmeriServ intends to structure its activities so that it has deep liquidity to enable it to remain trouble-free. Both this board and this management team believe that a profitable company must also be a safe and sound company.

THREE MONTHS ENDED JUNE 30, 2015 VS. THREE MONTHS ENDED JUNE 30, 2014

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended June 30, 2015	Three months ended June 30, 2014
Net income	$1,421	$979
Net income available to common shareholders	1,369	927
Diluted earnings per share	0.07	0.05
Return on average assets (annualized)	0.52%	0.37%
Return on average equity (annualized)	4.88%	3.41%

The Company continued its positive earnings momentum in the second quarter of 2015 by reporting net income available to common shareholders of $1,369,000, or $0.07 per diluted common share. This represented a 40% increase in earnings per share from the second quarter of 2014 where net income available to common shareholders totaled $927,000, or $0.05 per diluted common share. Solid loan growth in our community banking business contributed to an increase of $416,000, or 5.0%, in net interest income. Non-interest expense in the second quarter of 2015 declined by $381,000, or 3.6%, as we are realizing the savings from several profitability improvement initiatives that were implemented in late 2014. A lower level of professional fees also contributed to the favorable comparison.

.....NET INTEREST INCOME AND MARGIN.....The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the second quarter of 2015 to the second quarter of 2014 (in thousands, except percentages):

	Three months ended June 30, 2015	Three months ended June 30, 2014	$ Change	% Change
Interest income	$10,409	$9,983	$426	4.3%
Interest expense	1,609	1,599	10	0.6
Net interest income	$8,800	$8,384	$416	5.0
Net interest margin	3.45%	3.47%	(0.02)	N/M

N/M — not meaningful

The Company’s net interest income in the second quarter of 2015 increased by $416,000, or 5.0%, when compared to the second quarter of 2014. The Company’s net interest margin of 3.45% for the second quarter of 2015 was comparable with the net interest margin of 3.47% for the second quarter of 2014. The Company has been able to increase net interest income and limit its net interest margin decline by both growing its earning assets and controlling its cost of funds through disciplined deposit pricing. Specifically, earning asset growth has occurred in the loan portfolio as total loans averaged $857 million in the second quarter of 2015 which is $62 million, or 7.8%, higher than the $795 million average for the second quarter of 2014. This loan growth reflects the successful results of the Company’s sales calling efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans particularly through its loan production offices. Overall, total interest income has increased by $426,000, or 4.3%, in the second quarter of 2015 when compared to the same 2014 period.

Total interest expense for the second quarter of 2015 has been well controlled as it increased by only $10,000, or 0.6%, due to the Company’s proactive efforts to reduce deposit costs. Even with this reduction in deposit costs, the Company continues to have a loyal core deposit base and success in cross selling new loan customers into deposit products. Specifically, total deposits averaged $891 million for the second quarter of 2015 which is $14 million, or 1.6%, higher than the $877 million average for the second quarter of 2014. The Company is pleased that a meaningful portion of this deposit growth occurred in non-interest bearing demand deposit accounts. This decreased interest expense for deposits has been offset by a $79,000 increase in the interest cost for borrowings as the Company has utilized more FHLB term advances to extend borrowings and provide protection against rising interest rates.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2015 and June 30, 2014 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended June 30 (In thousands, except percentages)

	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$857,294	$9,486	4.40%	$795,233	$8,945	4.47%
Interest bearing deposits	9,108	5	0.23	7,512	1	0.04
Short-term investment in money market funds	1,235	1	0.40	2,296	2	0.47
Investment securities – AFS	126,220	777	2.46	138,417	905	2.62
Investment securities – HTM	20,214	146	2.89	18,931	136	2.87
Total investment securities	146,434	923	2.52	157,348	1,041	2.65
Total interest earning assets/interest income	1,014,071	10,415	4.09	962,389	9,989	4.14
Non-interest earning assets:
Cash and due from banks	18,067			15,267
Premises and equipment	12,725			13,194
Other assets	69,880			69,538
Allowance for loan losses	(9,744)			(10,122)
TOTAL ASSETS	$1,104,999			$1,050,266
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$101,586	$52	0.21%	$100,249	$50	0.20%
Savings	96,694	40	0.17	89,871	36	0.16
Money markets	231,814	182	0.31	229,626	196	0.34
Time deposits	291,270	897	1.24	304,022	958	1.26
Total interest bearing deposits	721,364	1,171	0.65	723,768	1,240	0.69
Short-term borrowings	27,771	23	0.33	7,249	5	0.28
Advances from Federal Home Loan Bank	45,933	135	1.18	30,378	74	0.96
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	808,153	1,609	0.80	774,480	1,599	0.83

	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Non-interest bearing liabilities:
Demand deposits	169,250			152,976
Other liabilities	10,741			7,582
Shareholders’ equity	116,855			115,228
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,104,999			$1,050,266
Interest rate spread			3.29			3.31
Net interest income/Net interest margin		8,806	3.45%		8,390	3.47%
Tax-equivalent adjustment		(6)			(6)
Net Interest Income		$8,800			$8,384

.....PROVISION FOR LOAN LOSSES.....The Company recorded a $200,000 provision for loan losses in the second quarter of 2015 compared to no provision for loan losses in the second quarter of 2014. This provision in the second quarter of 2015 was needed to support the continuing growth of the loan portfolio and cover net loan charge-offs. The Company experienced net loan charge-offs of $172,000, or 0.08%, of total loans in the second quarter of 2015 and recognized a net loan recovery of $41,000 in the second quarter of 2014. Overall, the Company continued to maintain outstanding asset quality in the first half of 2015. At June 30, 2015, non-performing assets totaled $2.6 million, or only 0.30% of total loans, and are $1.9 million lower than the June 30, 2014 level. When determining the provision for loan losses, the Company considers a number of factors, some of which include periodic credit reviews, non-performing assets, loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends.

.....NON-INTEREST INCOME.....Non-interest income for the second quarter of 2015 totaled $3.7 million and increased $54,000, or 1.5%, from the second quarter 2014 performance. Factors contributing to this higher level of non-interest income for the quarter included:

*	a $187,000, or 9.6%, increase in trust and investment advisory fees due to increased assets under management which reflects successful new business development activities, as well as market forces and effective management of customer accounts;
*	a $92,000 reduction in gains realized on the sale of investment securities in the second quarter of 2015 as the Company executed fewer security sale transactions;
*	a $72,000 decrease in deposit service charges due to fewer overdraft fees during the quarter; and
*	a $54,000, or 31.6%, increase in gains on sale of loans held for sale due to increased volume of purchase and refinance activity in 2015.

.....NON-INTEREST EXPENSE.....Non-interest expense for the second quarter of 2015 totaled $10.2 million and decreased by $381,000, or 3.6%, from the prior year’s second quarter. Factors contributing to the lower non-interest expense in the quarter included:

*	a $163,000, or 2.7%, decrease in salaries and employee benefits due to 27 fewer full time equivalent employees as certain employees who elected to participate in an early retirement program in late 2014 were not replaced in order to achieve efficiencies identified as part of a profitability improvement program; and
*	a $189,000 decrease in professional fees due to lower legal fees and recruitment costs in the second quarter of 2015.

SIX MONTHS ENDED JUNE 30, 2015 VS. SIX MONTHS ENDED JUNE 30, 2014

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Six months ended June 30, 2015	Six months ended June 30, 2014
Net income	$2,790	$1,909
Net income available to common shareholders	2,685	1,804
Diluted earnings per share	0.14	0.10
Return on average assets (annualized)	0.51%	0.37%
Return on average equity (annualized)	4.84%	3.35%

The Company reported net income available to common shareholders of $2,685,000, or $0.14 per diluted common share in the first six months of 2015. This represented a 40% increase in earnings per share from the first six months of 2014 where net income available to common shareholders totaled $1,804,000, or $0.10 per diluted common share. Solid loan growth as well as cost of funds control through disciplined deposit pricing in our community banking business contributed to an increase of $825,000 or 4.9% in net interest income. Non-interest income increased due largely to greater revenue from our trust and wealth management business. Non-interest expense in the first six months of 2015 declined by $709,000, or 3.3%, due to savings from several profitability improvement initiatives that were implemented in late 2014 and a lower level of professional fees.

.....NET INTEREST INCOME AND MARGIN.....The following table compares the Company’s net interest income performance for the first six months of 2015 to the first six months of 2014 (in thousands, except percentages):

	Six months ended June 30, 2015	Six months ended June 30, 2014	$ Change	% Change
Interest income	$20,932	$20,078	$854	4.3%
Interest expense	3,198	3,169	29	0.9
Net interest income	$17,734	$16,909	$825	4.9
Net interest margin	3.51%	3.52%	(0.01)	N/M

N/M — not meaningful

The Company’s net interest income for the first six months of 2015 increased by $825,000, or 4.9%, when compared to the first six months of 2014. The Company’s net interest margin of 3.51% for the first six months of 2015 was only one basis point lower than the net interest margin of 3.52% for the first half of 2014. The Company has been able to increase net interest income given the modest decline in its net interest margin by both growing its earning assets and controlling its cost of funds through disciplined deposit pricing. Specifically, the earning asset growth has occurred in the loan portfolio as total loans averaged $849 million in the first half of 2015 which is $58 million, or 7.4%, higher than the $791 million average for the first half of 2014. This loan growth reflects the successful results of the Company’s sales calling efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans particularly through its loan production offices. Interest income in 2015 has also benefitted from a special dividend of $101,000 from the FHLB of Pittsburgh. Overall, total interest income has increased by $854,000, or 4.3%, in the first half of 2015.

Total interest expense for the first half of 2015 has been well controlled as it increased by only $29,000, or 0.9%, due to the Company’s proactive efforts to reduce deposit costs. Total deposit interest expense decreased by $106,000, or 4.3%, in the first six months of 2015 from the same timeframe in 2014. Even with this reduction in deposit costs, the Company continues to have a strong loyal core deposit base and success in cross-selling new loan customers into deposit products. Specifically, total deposits averaged $894 million for the first half of 2015 which is $27 million, or 3.2%, higher than the $866 million average for the first half of 2014. The Company is pleased that a meaningful portion of this deposit growth occurred in non-interest bearing demand deposit accounts. This decreased interest expense for deposits has been offset by a

$135,000 increase in the interest cost for borrowings as the Company has utilized more FHLB term advances to extend borrowings and provide protection against rising interest rates.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 2015 and June 30, 2014. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 32.

Six months ended June 30 (In thousands, except percentages)

	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$849,453	$18,947	4.45%	$791,270	$17,983	4.53%
Interest bearing deposits	10,593	7	0.16	6,749	2	0.06
Short-term investment in money market funds	1,235	3	0.40	3,231	4	0.25
Investment securities – AFS	126,804	1,690	2.67	141,236	1,829	2.59
Investment securities – HTM	20,239	296	2.93	18,833	272	2.89
Total investment securities	147,043	1,986	2.70	160,069	2,101	2.63
Total interest earning assets/interest income	1,008,324	20,943	4.15	961,319	20,090	4.18
Non-interest earning assets:
Cash and due from banks	17,680			15,618
Premises and equipment	12,839			13,171
Other assets	70,091			69,689
Allowance for loan losses	(9,709)			(10,132)
TOTAL ASSETS	$1,099,225			$1,049,665
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$97,256	$96	0.20%	$91,433	$88	0.19%
Savings	94,592	77	0.16	89,202	71	0.16
Money markets	232,178	362	0.31	229,170	388	0.34
Time deposits	298,660	1,810	1.22	303,583	1,904	1.26
Total interest bearing deposits	722,686	2,345	0.65	713,388	2,451	0.69
Short-term borrowings	20,628	33	0.33	18,441	24	0.26
Advances from Federal Home Loan Bank	44,757	260	1.17	28,544	134	0.94
Guaranteed junior subordinated deferrable interest debentures	13,085	560	8.57	13,085	560	8.57
Total interest bearing liabilities/interest expense	801,156	3,198	0.80	773,458	3,169	0.82
Non-interest bearing liabilities:
Demand deposits	170,904			152,894
Other liabilities	10,897			8,519
Shareholders’ equity	116,268			114,794
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,099,225			$1,049,665
Interest rate spread			3.35			3.36
Net interest income/Net interest margin		17,745	3.51%		16,921	3.52%
Tax-equivalent adjustment		(11)			(12)
Net Interest Income		$17,734			$16,909

.....PROVISION FOR LOAN LOSSES.....The Company recorded a $450,000 provision for loan losses in the first six months of 2015 compared to no provision for loan losses in the first six months of 2014. The provision recorded in 2015 was needed to support the continuing growth of the loan portfolio and cover net loan charge-offs. For the six month periods, there were net loan charge-offs of $356,000, or 0.08%, of total loans in first half of 2015 compared to net loan recoveries of $46,000 in 2014. Overall, the Company continued to maintain outstanding asset quality in the first half of 2015. At June 30, 2015, non-performing assets totaled $2.6 million, or only 0.30% of total loans, and are $1.9 million lower than the June 30, 2014 level. In summary, the allowance for loan losses provided a strong 399% coverage of non-performing loans, and 1.13% of total loans, at June 30, 2015, compared to 400% coverage of non-performing loans, and 1.16% of total loans, at December 31, 2014.

.....NON-INTEREST INCOME.....Non-interest income for the first six months of 2015 totaled $7.4 million and increased $234,000, or 3.3%, from the first six months 2014 performance. Factors contributing to this higher level of non-interest income for the period included:

*	a $211,000, or 5.3%, increase in trust and investment advisory fees due to increased assets under management which reflects successful new business development activities, as well as market forces and effective management of customer accounts;
*	a $163,000 increase in Bank Owned Life Insurance due to the receipt of a death claim during the first quarter of 2015;
*	a $144,000, or 52.9%, increase in loan sale gains due to increased mortgage purchase and refinance activity in 2015 as residential mortgage loans sold into the secondary market totaled $29 million in the first six months of 2015 compared to $17 million in the first six months of 2014;
*	a $131,000 decrease in deposit service charges due to fewer overdraft fees and account analysis fees during the first half of 2015 as customers have modified their behavior by holding greater deposit balances:
*	a $149,000 reduction in gains realized on the sale of investment securities in the first six months of 2015 as the Company executed fewer security sale transactions this year.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first six months of 2015 totaled $20.6 million and decreased by $709,000, or 3.3%, from the prior year’s first six months. Factors contributing to the lower non-interest expense in 2015 included:

*	a $404,000, or 3.3%, decrease in salaries and employee benefits due to 27 fewer full time equivalent employees as certain employees who elected to participate in an early retirement program in late 2014 were not replaced in order to achieve efficiencies identified as part of a profitability improvement program; and
*	a $286,000 decrease in professional fees due to lower legal fees, director’s fees and recruitment costs in the first six months of 2015.

The remainder of the key non-interest expense categories were relatively consistent between years reflecting the Company’s focus on reducing and controlling costs.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $1,249,000, or an effective tax rate of 30.9%, in the first six months of 2015 compared to income tax expense of $812,000, or an effective tax rate of 29.8%, for the first six months of 2014. The higher effective tax rate was primarily due to increased earnings in the first six months of 2015. The Company’s deferred tax asset was $9.0 million at June 30, 2015 and relates primarily to the allowance for loan losses and AMT carryforwards. BOLI income is the Company’s largest source of tax-free earnings.

.....SEGMENT RESULTS.....Retail banking’s net income contribution was $743,000 in the second quarter and $1.4 million for the first six months of 2015 which was up by $126,000 and $437,000 from the net income contribution for the same 2014 periods, respectively. These increases in earnings in 2015 were due to the previously discussed increase in residential mortgage banking related revenues and BOLI income, both of which more than offset a lower level of deposit service charges and higher loan loss provision. In addition, this segments’ net interest income benefited from higher consumer loan balances and reduced non-interest expenses particularly personnel costs.

The commercial banking segment reported net income contributions of $1.3 million in the second quarter and $2.6 million for the first six months of 2015 which was $304,000 and $499,000 better than the 2014 results for the same periods, respectively. This improved net income contribution was due to higher net interest income as a result of the previously discussed strong growth in commercial and commercial real estate loans over the past year. This growth in net interest income more than offset an increased loan loss provision. Additionally, total non-interest expense was also lower due to cost savings achieved from the profitability improvement program implemented last year.

The trust segment reported net income of $396,000 in the second quarter and $776,000 for the first six months of 2015 which was $40,000 and $112,000 better than the 2014 results for the same periods, respectively. Both trust fee income and financial services income improved due to increased assets under management which reflects successful new business development activities, as well as market forces and effective management of customer accounts.

The investment/parent segment reported net loss of $1.1 million in the second quarter and $2.0 million for the first six months of 2015 which was $28,000 and $167,000 greater than the 2014 results for the same periods, respectively. The decrease between years reflects the benefit of gains realized on investment security sales in 2014 as fewer gains were generated in 2015. However, overall this segment has felt the most earnings pressure from the continued low interest rate environment.

.....BALANCE SHEET.....The Company’s total consolidated assets were $1.113 billion at June 30, 2015, which grew by $23.7 million, or 2.2%, from the December 31, 2014 asset level. The growth in assets was due to a $34.8 million, or 4.2%, increase in net loans during the first six months of 2015. This loan increase was partially offset by a $4.5 million decrease in investment securities and a $6.3 million decline in cash and cash equivalents as the Company utilized these items to help fund the loan growth.

Total deposits decreased by $7.0 million, or 0.8%, in the first six months of 2015. Total FHLB borrowings have increased by $28.6 million since year-end 2014. The FHLB term advances with maturities between three and five years grew by $4 million and now total $46 million as the Company has utilized these advances to help manage interest rate risk and favorably position our balance sheet in a rising rate environment. The Company’s total shareholders’ equity increased by $2.9 million over the first six months of 2015 due to the Company’s net retention of earnings after dividend payments and a reduction in accumulated other comprehensive loss. The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 14.63%, and a common equity tier 1 capital ratio of 9.93% at June 30, 2015. (See the discussion of the new Basel III capital requirements under the “Capital Resources” section.) The Company’s book value per common share was $5.11, its tangible book value per common share was $4.47, and its tangible common equity to tangible assets ratio was 7.66% at June 30, 2015.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	June 30, 2015	December 31, 2014	June 30, 2014
Total accruing loan delinquency (past due 30 to 89 days)	$4,383	$2,643	$2,932
Total non-accrual loans	2,111	2,195	3,740
Total non-performing assets including TDR*	2,565	2,917	4,469
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.51%	0.32%	0.37%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.24	0.27	0.47
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.30	0.35	0.56

	June 30, 2015	December 31, 2014	June 30, 2014
Non-performing assets as a percentage of total assets	0.23	0.27	0.42
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.08	0.11	(0.01)
Annualized provision for loan losses	0.11	0.05	—
Total classified loans (loans rated substandard or doubtful)	$8,683	$11,229	$13,496

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

The Company continued to maintain strong asset quality in the first six months of 2015 as evidenced by low levels of non-accrual loans, non-performing assets, classified loans, and loan delinquency levels that continue to be well below 1% of total loans. We continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2015, the 25 largest credits represented 25.3% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30, 2015	December 31, 2014	June 30, 2014
Allowance for loan losses	$9,717	$9,623	$10,150
Allowance for loan losses as a percentage of each of the following total loans, net of unearned income	1.13%	1.16%	1.27%
total accruing delinquent loans (past due 30 to 89 days)	221.70	364.09	346.18
total non-accrual loans	460.30	438.21	256.44
total non-performing assets	378.83	329.89	227.12

The Company recorded a $200,000 loan loss provision in the second quarter and $450,000 in the first six months of 2015 and had recorded no loan loss provision for the allowance for loan losses from earnings during the same periods in 2014. The provision recorded in 2015 was needed to support the continuing growth of the loan portfolio and cover net loan charge-offs. As a result, the balance in the allowance for loan losses has increased modestly in the first six months of 2015 while the Company has been able to still maintain strong coverage of non-accrual loans and non-performing assets as indicated in the above table.

.....LIQUIDITY.....The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past five years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth over the past few years. We strive to operate our loan to deposit ratio in a range of 85% to 100%. For the first six months of 2015, the Company’s loan to deposit ratio has averaged 95.1%. We are optimistic that we can increase the loan to deposit ratio in the future given current commercial loan pipelines, continued growth of our loan production offices and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $6.3 million from December 31, 2014 to June 30, 2015, due to $32.3 million of cash used in investing activities. This more than offset the $5.0 million of cash provided by operating activities and $21.0 million of cash provided by financing activities. Within investing activities, cash provided from investment security maturities was $12.2 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $124.1 million and was $35.1 million higher than the $89.0 million of cash received from loan principal payments and participations. Within financing activities, deposits declined by $7.1 million of cash. Total borrowings increased as advances of short-term borrowings and purchases of FHLB term advances grew by $28.6 million. At June 30, 2015, the Company had immediately available $331 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $19.0 million of cash, short-term investments, and investment securities at June 30, 2015. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At June 30, 2015, our subsidiary Bank had $3.4 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Overall, we believe that the holding company has strong liquidity to meet its trust preferred debt service requirements, preferred stock dividends, and its common stock dividends, all of which should approximate $2.1 million over the next twelve months. The most recent $0.01 dividend was announced on July 20, 2015 payable on August 17, 2015 to shareholders of record on August 3, 2015.

.....CAPITAL RESOURCES.....The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 ratio was 9.93%, the tier 1 capital ratio was 13.46%, and the total capital ratio was 14.63% at June 30, 2015. The Company’s tier 1 leverage was 11.23% at June 30, 2015. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2015. We expect that capital generated from earnings will be utilized to pay the SBLF preferred dividend, common stock cash dividend and will also support anticipated balance sheet growth. Additionally, we plan to retain excess cash to position the Company to redeem all or a portion of the SBLF Preferred Stock when the rate increases from 1% to 9% in the first quarter of 2016. We will also be exploring a possible subordinated debt offering in the second half of 2015 in order to provide funds to assist with the SBLF Preferred Stock redemption. Our common dividend payout ratio for the first six months of 2015 was 14.3%.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	0.3%	7.9%
100bp increase	0.1	5.2
100bp decrease	(3.2)	(13.2)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is modestly positive in the upward rate shocks due to the Company’s short duration investment securities portfolio, the scheduled repricing of loans tied to LIBOR or prime, and the extension of a portion of borrowed funds. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at approximately 0.25%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

.....OFF BALANCE SHEET ARRANGEMENTS.....The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $180.3 million and standby letters of credit of $7.7 million as of June 30, 2015. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.3 million, or 75%, of the total allowance for loan losses at June 30, 2015 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of June 30, 2015, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At June 30, 2015, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2015, are effective.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on December 30, 2014 (Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on January 2, 2015).
10.1	Employment Agreement dated April 27, 2015, effective March 19, 2015, between AmeriServ Financial, Inc. and Jeffrey A. Stopko (Incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on April 28, 2015).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc. Registrant
Date: August 7, 2015	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: August 7, 2015	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer