Form 10-Q
period 2015-09-30
AMERISERV FINANCIAL INC /PA/
filed 2015-11-06
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015
Common Stock, par value $0.01	18,870,811

AmeriServ Financial, Inc.

INDEX

i

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from depository institutions	$16,782	$23,780
Interest bearing deposits	2,966	2,952
Short-term investments in money market funds	12,000	6,140
Total cash and cash equivalents	31,748	32,872
Investment securities:
Available for sale	114,652	127,110
Held to maturity (fair value $20,771 on September 30, 2015 and $20,213 on December 31, 2014)	20,361	19,840
Loans held for sale	2,913	5,051
Loans	865,890	827,634
Less: Unearned income	590	554
Allowance for loan losses	9,772	9,623
Net loans	855,528	817,457
Premises and equipment, net	12,362	13,012
Accrued interest income receivable	3,315	3,127
Goodwill	11,944	11,944
Bank owned life insurance	37,266	37,417
Net deferred tax asset	8,284	9,548
Federal Home Loan Bank stock	4,661	4,048
Federal Reserve Bank stock	2,125	2,125
Other assets	5,684	5,712
TOTAL ASSETS	$1,110,843	$1,089,263
LIABILITIES
Non-interest bearing deposits	$158,374	$167,551
Interest bearing deposits	711,525	702,330
Total deposits	869,899	869,881
Short-term borrowings	52,988	38,880
Advances from Federal Home Loan Bank	48,000	42,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	114,073	93,965
Other liabilities	7,463	11,010
TOTAL LIABILITIES	991,435	974,856
SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on September 30, 2015 and December 31, 2014	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,488,630 shares issued and 18,870,811 outstanding on September 30, 2015; 26,402,707 shares issued and 18,784,888 outstanding on December 31, 2014	265	264
Treasury stock at cost, 7,617,819 shares on September 30, 2015 and December 31, 2014	(74,829)	(74,829)
Capital surplus	145,434	145,256
Retained earnings	33,518	29,618
Accumulated other comprehensive loss, net	(5,980)	(6,902)
TOTAL SHAREHOLDERS' EQUITY	119,408	114,407
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,110,843	$1,089,263

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$9,718	$9,019	$28,654	$26,990
Interest bearing deposits	1	2	4	6
Short-term investments in money market funds	3	1	10	3
Investment securities:
Available for sale	790	859	2,480	2,688
Held to maturity	155	138	451	410
Total Interest Income	10,667	10,019	31,599	30,097
INTEREST EXPENSE
Deposits	1,174	1,237	3,519	3,688
Short-term borrowings	37	10	70	34
Advances from Federal Home Loan Bank	141	89	401	223
Guaranteed junior subordinated deferrable interest debentures	280	280	840	840
Total Interest Expense	1,632	1,616	4,830	4,785
NET INTEREST INCOME	9,035	8,403	26,769	25,312
Provision for loan losses	300	—	750	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,735	8,403	26,019	25,312
NON-INTEREST INCOME
Trust and investment advisory fees	2,085	1,807	6,276	5,787
Service charges on deposit accounts	441	507	1,289	1,486
Net gains on sale of loans	178	275	594	547
Mortgage related fees	87	190	311	467
Net realized gains (losses) on investment securities	(36)	—	(8)	177
Bank owned life insurance	684	188	1,218	559
Other income	576	626	1,739	1,740
Total Non-Interest Income	4,015	3,593	11,419	10,763
NON-INTEREST EXPENSE
Salaries and employee benefits	6,079	6,139	18,096	18,560
Net occupancy expense	692	709	2,251	2,265
Equipment expense	409	468	1,355	1,432
Professional fees	1,206	1,360	3,692	4,132
Supplies, postage and freight	181	196	534	566
Miscellaneous taxes and insurance	288	276	872	884
Federal deposit insurance expense	174	159	505	473
Goodwill impairment charge	—	669	—	669
Other expense	1,190	1,267	3,563	3,620
Total Non-Interest Expense	10,219	11,243	30,868	32,601
PRETAX INCOME	2,531	753	6,570	3,474
Provision for income tax expense	698	388	1,947	1,200
NET INCOME	1,833	365	4,623	2,274
Preferred stock dividends	52	53	157	158
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,781	$312	$4,466	$2,116
PER COMMON SHARE DATA:
Basic:
Net income	$0.09	$0.02	$0.24	$0.11
Average number of shares outstanding	18,869	18,795	18,860	18,792
Diluted:
Net income	$0.09	$0.02	$0.24	$0.11
Average number of shares outstanding	18,951	18,908	18,928	18,916
Cash dividends declared	$0.01	$0.01	$0.03	$0.03

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
COMPREHENSIVE INCOME
Net income	$1,833	$365	$4,623	$2,274
Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	315	799	1,601	1,191
Income tax effect	(107)	(272)	(545)	(405)
Unrealized holding (gains) losses on available for sale securities arising during period	387	(701)	(211)	850
Income tax effect	(131)	238	72	(289)
Reclassification adjustment for losses (gains) on available for sale securities included in net income	36	—	8	(177)
Income tax effect	(12)	—	(3)	60
Other comprehensive income	488	64	922	1,230
Comprehensive income	$2,321	$429	$5,545	$3,504

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$4,623	$2,274
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	—
Depreciation expense	1,346	1,359
Net amortization of investment securities	254	283
Net realized losses (gains) on investment securities available for sale	8	(177)
Net gains on loans held for sale	(594)	(547)
Amortization of deferred loan fees	(202)	(198)
Origination of mortgage loans held for sale	(39,214)	(36,105)
Sales of mortgage loans held for sale	41,946	36,090
Increase in accrued interest income receivable	(188)	(372)
Decrease in accrued interest payable	(105)	(173)
Earnings on bank owned life insurance	(514)	(559)
Deferred income taxes	805	139
Stock based compensation expense	179	56
Goodwill impairment charge	—	669
Other, net	(2,536)	(679)
Net cash provided by operating activities	6,558	2,060
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(9,408)	(10,215)
Purchases of investment securities – held to maturity	(4,795)	(2,442)
Proceeds from sales of investment securities – available for sale	2,379	5,242
Proceeds from maturities of investment securities – available for sale	19,063	16,581
Proceeds from maturities of investment securities – held to maturity	4,233	1,095
Purchases of regulatory stock	(14,111)	(6,679)
Proceeds from redemption of regulatory stock	13,498	6,329
Long-term loans originated	(185,864)	(126,805)
Principal collected on long-term loans	140,143	91,886
Loans purchased or participated	(11,519)	(4,247)
Loans sold or participated	18,443	7,810
Proceeds from sale of other real estate owned	478	454
Proceeds from life insurance policy	1,140	—
Purchases of premises and equipment	(691)	(1,643)
Net cash used in investing activities	(27,011)	(22,634)
FINANCING ACTIVITIES
Net (decrease) increase in deposit balances	(56)	17,828
Net increase (decrease) in other short-term borrowings	14,108	(15,117)
Principal borrowings on advances from Federal Home Loan Bank	9,000	12,000
Principal repayments on advances from Federal Home Loan Bank	(3,000)	—
Common stock dividends	(566)	(563)
Preferred stock dividends	(157)	(158)
Net cash provided by financing activities	19,329	13,990
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,124)	(6,584)
CASH AND CASH EQUIVALENTS AT JANUARY 1	32,872	30,066
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$31,748	$23,482

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 17 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.9 billion that are not reported on the Company’s balance sheet at September 30, 2015. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 74,304 common shares, at exercise prices ranging from $3.20 to $4.70, and 3,625 common shares, at exercise prices ranging from $4.60 to $5.22, were outstanding as of September 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings Per Common Share  – (continued)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator:
Net income	$1,833	$365	$4,623	$2,274
Preferred stock dividends	(52)	(53)	(157)	(158)
Net income available to common shareholders	$1,781	$312	$4,466	$2,116
Denominator:
Weighted average common shares outstanding (basic)	18,869	18,795	18,860	18,792
Effect of stock options	82	113	68	124
Weighted average common shares outstanding (diluted)	18,951	18,908	18,928	18,916
Earnings per common share:
Basic	$0.09	$0.02	$0.24	$0.11
Diluted	0.09	0.02	0.24	0.11

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds. The Company made $1.1 million in income tax payments in both the first nine months of 2015 and 2014. The Company made total interest payments of $4,935,000 in the first nine months of 2015 compared to $4,958,000 in the same 2014 period. The Company had $165,000 non-cash transfers to other real estate owned (OREO) in the first nine months of 2015 compared to $455,000 non-cash transfers in the same 2014 period.

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	September 30, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$2,900	$1	$(1)	$2,900
US Agency mortgage-backed securities	91,656	2,830	(144)	94,342
Corporate bonds	17,505	71	(166)	17,410
Total	$112,061	$2,902	$(311)	$114,652

Investment securities held to maturity (HTM):

	September 30, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$11,208	$374	$(4)	$11,578
Taxable municipal	4,153	93	(12)	4,234
Corporate bonds and other securities	5,000	17	(58)	4,959
Total	$20,361	$484	$(74)	$20,771

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

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of “A.” At September 30, 2015, 79.9% of the portfolio was rated “AAA” as compared to 84.1% at December 31, 2014. 5.7% of the portfolio was either rated below “A” or unrated at September 30, 2015. At September 30, 2015, the Company’s consolidated investment securities portfolio had an effective duration of approximately 2.66 years.

The Company sold a $1.9 million AFS security for the third quarter of 2015 resulting in $36,000 of gross investment security losses and $2.4 million of AFS securities for the first nine months of 2015 resulting in $36,000 of gross investment security losses and $28,000 of gross investment security gains. There were no sales of AFS securities in the third quarter of 2014. Total proceeds from the sale of AFS securities for the first nine months of 2014 were $5.2 million resulting in $182,000 of gross investment security gains and $5,000 of gross security losses.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $103,478,000 at September 30, 2015 and $104,780,000 at December 31, 2014.

The following tables present information concerning investments with unrealized losses as of September 30, 2015 and December 31, 2014 (in thousands):

Total investment securities:

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$—	$—	$399	$(1)	$399	$(1)
Taxable municipal	1,379	(12)	—	—	1,379	(12)
US Agency mortgage-backed securities	4,321	(15)	9,554	(133)	13,875	(148)
Corporate bonds and other securities	5,904	(96)	6,870	(128)	12,774	(224)
Total	$11,604	$(123)	$16,823	$(262)	$28,427	$(385)

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

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 29 positions that are considered temporarily impaired at September 30, 2015. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at September 30, 2015 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Total investment securities:

	September 30, 2015
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$1,000	$998	$1,000	$997
After 1 year but within 5 years	12,266	12,335	2,000	1,945
After 5 years but within 10 years	21,133	21,524	6,767	6,851
After 10 years but within 15 years	46,838	48,068	1,397	1,389
Over 15 years	30,824	31,727	9,197	9,589
Total	$112,061	$114,652	$20,361	$20,771

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Commercial	$169,472	$139,126
Commercial loans secured by real estate	418,168	410,329
Real estate – mortgage	257,530	258,616
Consumer	20,130	19,009
Loans, net of unearned income	$865,300	$827,080

Loan balances at September 30, 2015 and December 31, 2014 are net of unearned income of $590,000 and $554,000, respectively. Real estate-construction loans comprised 3.4% and 3.5% of total loans, net of unearned income at September 30, 2015 and December 31, 2014, respectively.

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and nine month periods ending September 30, 2015 and 2014 (in thousands).

	Three months ended September 30, 2015,
	Balance at June 30, 2015	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2015
Commercial	$3,171	$(35)	$21	$(47)	$3,110
Commercial loans secured by real estate	4,140	(235)	3	113	4,021
Real estate – mortgage	1,321	(85)	98	58	1,392
Consumer	201	(18)	6	88	277
Allocation for general risk	884	—	—	88	972
Total	$9,717	$(373)	$128	$300	$9,772

	Three months ended September 30, 2014,
	Balance at June 30, 2014	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2014
Commercial	$3,254	$—	$6	$35	$3,295
Commercial loans secured by real estate	4,475	(506)	24	(78)	3,915
Real estate – mortgage	1,301	(103)	29	115	1,342
Consumer	145	(24)	6	24	151
Allocation for general risk	975	—	—	(96)	879
Total	$10,150	$(633)	$65	$—	$9,582

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	Nine months ended September 30, 2015,
	Balance at December 31, 2014	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2015
Commercial	$3,262	$(156)	$35	$(31)	$3,110
Commercial loans secured by real estate	3,902	(250)	54	315	4,021
Real estate – mortgage	1,310	(376)	153	305	1,392
Consumer	190	(81)	20	148	277
Allocation for general risk	959	—	—	13	972
Total	$9,623	$(863)	$262	$750	$9,772

	Nine months ended September 30, 2014,
	Balance at December 31, 2013	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2014
Commercial	$2,844	$(72)	$111	$412	$3,295
Commercial loans secured by real estate	4,885	(572)	196	(594)	3,915
Real estate – mortgage	1,260	(176)	54	204	1,342
Consumer	136	(82)	19	78	151
Allocation for general risk	979	—	—	(100)	879
Total	$10,104	$(902)	$380	$—	$9,582

As a result of successful ongoing problem credit resolution efforts, including a reduction in classified loans, the Company achieved further asset quality improvements in 2015 and 2014, specifically in the commercial and commercial loans secured by real estate portfolios. There was no provision for loan losses in the first nine months of 2014, but the Company recorded a $750,000 provision in the first nine months of 2015 which was needed to support loan growth.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At September 30, 2015
	Commercial	Commercial Loans Secured by Real Estate	Real Estate– Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$473	$422	$—	$70		$965
Collectively evaluated for impairment	168,999	417,746	257,530	20,060		864,335
Total loans	$169,472	$418,168	$257,530	$20,130		$865,300
Allowance for loan losses:
Specific reserve allocation	$195	$259	$—	$70	$—	$524
General reserve allocation	2,915	3,762	1,392	207	972	9,248
Total allowance for loan losses	$3,110	$4,021	$1,392	$277	$972	$9,772

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	At December 31, 2014
	Commercial	Commercial Loans Secured by Real Estate	Real Estate– Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$—	$989	$—	$—		$989
Collectively evaluated for impairment	139,126	409,340	258,616	19,009		826,091
Total loans	$139,126	$410,329	$258,616	$19,009		$827,080
Allowance for loan losses:
Specific reserve allocation	$—	$520	$—	$—	$—	$520
General reserve allocation	3,262	3,382	1,310	190	959	9,103
Total allowance for loan losses	$3,262	$3,902	$1,310	$190	$959	$9,623

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

	September 30, 2015
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$473	$195	$—	$473	$476
Commercial loans secured by real estate	378	259	44	422	507
Consumer	70	70	—	70	70
Total impaired loans	$921	$524	$44	$965	$1,053

	December 31, 2014
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by real estate	$989	$520	$—	$989	$1,069
Total impaired loans	$989	$520	$—	$989	$1,069

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Average loan balance:
Commercial	$347	$—	$189	$—
Commercial loans secured by real estate	966	1,897	1,583	2,012
Consumer	35	—	23	—
Average investment in impaired loans	$1,348	$1,897	$1,795	$2,012
Interest income recognized:
Commercial	$7	$—	$17	$—
Commercial loans secured by real estate	5	4	15	6
Consumer	—	—	1	—
Interest income recognized on a cash basis on impaired loans	$12	$4	$33	$6

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

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$166,822	$744	$1,778	$128	$169,472
Commercial loans secured by real estate	412,270	2,942	2,937	19	418,168
Total	$579,092	$3,686	$4,715	$147	$587,640

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$132,665	$161	$6,164	$136	$139,126
Commercial loans secured by real estate	406,195	620	3,238	276	410,329
Total	$538,860	$781	$9,402	$412	$549,455

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

	September 30, 2015
	Performing	Non-Performing
Real estate – mortgage	$255,901	$1,629
Consumer	20,060	70
Total	$275,961	$1,699

	December 31, 2014
	Performing	Non-Performing
Real estate – mortgage	$257,199	$1,417
Consumer	19,009	—
Total	$276,208	$1,417

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	September 30, 2015
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$168,872	$600	$—	$—	$600	$169,472	$—
Commercial loans secured by real estate	418,168	—	—	—	—	418,168	—
Real estate – mortgage	254,125	1,887	801	717	3,405	257,530	—
Consumer	19,607	446	77	—	523	20,130	—
Total	$860,772	$2,933	$878	$717	$4,528	$865,300	$—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	December 31, 2014
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$139,126	$—	$—	$—	$—	$139,126	$—
Commercial loans secured by real estate	410,049	280	—	—	280	410,329	—
Real estate – mortgage	255,021	2,196	332	1,067	3,595	258,616	—
Consumer	18,927	74	8	—	82	19,009	—
Total	$823,123	$2,550	$340	$1,067	$3,957	$827,080	$—

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	September 30, 2015	December 31, 2014
Non-accrual loans
Commercial	$162	$—
Commercial loans secured by real estate	19	778
Real estate – mortgage	1,629	1,417
Total	1,810	2,195
Other real estate owned
Commercial loans secured by real estate	—	384
Real estate – mortgage	172	128
Total	172	512
TDR’s not in non-accrual	312	210
Total non-performing assets including TDR	$2,294	$2,917
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.27%	0.35%

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income due in accordance with original terms	$25	$39	$73	$106
Interest income recorded	—	—	—	—
Net reduction in interest income	$25	$39	$73	$106

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

The following table details the loans modified as TDRs during the three month period ended September 30, 2015 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan	1	$162	Extension of maturity date

The Company had no loans modified as TDRs during the third quarter of 2014.

The following table details the loans modified as TDRs during the nine month period ended September 30, 2015 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan	2	$366	Extension of maturity date

The following table details the loans modified as TDRs during the nine month period ended September 30, 2014 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	1	$138	Extension of maturity date

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same. The specific ALL reserve for loans modified as TDR’s was $524,000 and $503,000 as of September 30, 2015 and 2014, respectively. All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed.

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

The Company had no loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2015 and 2014 (nine month periods) and July 1, 2015 and 2014 (three month periods), respectively, and that subsequently defaulted during these reporting periods.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At September 30, 2015
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$52,988	0.34%
Advances	2015	1,000	0.50
	2016	12,000	0.81
	2017	12,000	1.06
	2018	12,000	1.48
	2019 and over	11,000	1.72
Total advances		48,000	1.24
Total FHLB borrowings		$100,988	0.77%

	At December 31, 2014
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$38,880	0.27%
Advances	2015	4,000	0.52
	2016	12,000	0.81
	2017	12,000	1.06
	2018	10,000	1.51
	2019 and over	4,000	1.88
Total advances		42,000	1.12
Total FHLB borrowings		$80,880	0.71%

The rate on Open Repo Plus advances can change daily, while the rates on the advances are fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage and CRE loans with an aggregate statutory value equal to the amount of the advances are pledged as collateral to the FHLB of Pittsburgh to support these borrowings.

11. Preferred Stock

On August 11, 2011, pursuant to the Small Business Lending Fund (SBLF), the Company issued and sold to the US Treasury 21,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E Preferred Stock) for the aggregate proceeds of $21 million. The SBLF is a voluntary program sponsored by the US Treasury that encourages small business lending by providing capital to qualified community banks at favorable rates. The Company used the proceeds from the Series E Preferred Stock issued to the US Treasury to repurchase all 21,000 shares of its outstanding preferred shares previously issued to the US Treasury under the Capital Purchase Program.

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

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$1,429	$(7,897)	$(6,468)	$1,950	$(6,659)	$(4,709)
Other comprehensive income (loss) before reclassifications	256	208	464	(463)	—	(463)
Amounts reclassified from accumulated other comprehensive loss	24	—	24	—	527	527
Net current period other comprehensive income (loss)	280	208	488	(463)	527	64
Ending balance	$1,709	$(7,689)	$(5,980)	$1,487	$(6,132)	$(4,645)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss  – (continued)

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$1,843	$(8,745)	$(6,902)	$1,043	$(6,918)	$(5,875)
Other comprehensive income (loss) before reclassifications	(139)	1,056	917	561	259	820
Amounts reclassified from accumulated other comprehensive loss	5	—	5	(117)	527	410
Net current period other comprehensive income (loss)	(134)	1,056	922	444	786	1,230
Ending balance	$1,709	$(7,689)	$(5,980)	$1,487	$(6,132)	$(4,645)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended September 30, 2015	For the three months ended September 30, 2014	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities
	$36	$—	Net realized (gains) losses on investment securities
	(12)	—	Provision for income tax expense
	$24	$—	Net of tax
Total reclassifications for the period	$24	$—	Net income

(1)	Amounts in parentheses indicate credits.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss  – (continued)

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities
	$8	$(177)	Net realized (gains) losses on investment securities
	(3)	60	Provision for income tax expense
	$5	$(117)	Net of tax
Amortization of defined benefit items(2)
Amortization of prior year service cost	$—	$5	Salaries and employee benefits
	—	(2)	Provision for income tax expense
	$—	$3	Net of tax
Total reclassifications for the period	$5	$(114)	Net income

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. For September 30, 2015, the final Basel III rules require the Company to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulations) to risk-weighted assets (RWA) (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules. As of September 30, 2015, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.87% at September 30, 2015 (in thousands, except ratios).

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital  – (continued)

	At September 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To RWA)
Consolidated	$134,591	14.77%	$72,904	8.00%	$91,130	10.00%
AmeriServ Financial Bank	106,582	11.81	72,178	8.00	90,223	10.00
Common Equity Tier 1 Capital (To RWA)
Consolidated	91,825	10.08	41,009	4.50	59,235	6.50
AmeriServ Financial Bank	95,906	10.63	40,600	4.50	58,645	6.50
Tier 1 Capital (To RWA)
Consolidated	123,915	13.60	54,678	6.00	72,904	8.00
AmeriServ Financial Bank	95,906	10.63	54,134	6.00	72,178	8.00
Tier 1 Capital (To Average Assets) leverage
Consolidated	123,915	11.40	43,473	4.00	54,342	5.00
AmeriServ Financial Bank	95,906	9.06	42,327	4.00	52,909	5.00

	At December 31, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To RWA)
Consolidated	$131,497	14.80%	$71,066	8.00%	$88,833	10.00%
AmeriServ Financial Bank	106,084	12.07	70,305	8.00	87,881	10.00
Tier 1 Capital (To RWA)
Consolidated	120,992	13.62	35,533	4.00	53,300	6.00
AmeriServ Financial Bank	95,579	10.88	35,153	4.00	52,729	6.00
Tier 1 Capital (To Average Assets)
Consolidated	120,992	11.34	42,662	4.00	53,327	5.00
AmeriServ Financial Bank	95,579	9.19	41,608	4.00	52,010	5.00

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

The contribution of the major business segments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three months ended September 30, 2015		Nine months ended September 30, 2015		September 30, 2015
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,501	$723	$19,564	$2,125	$376,034
Commercial banking	4,945	1,553	14,318	4,178	599,796
Trust	2,177	391	6,574	1,167	5,260
Investment/Parent	(573)	(834)	(2,268)	(2,847)	129,753
Total	$13,050	$1,833	$38,188	$4,623	$1,110,843

	Three months ended September 30, 2014		Nine months ended September 30, 2014		December 31, 2014
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,651	$706	$19,238	$1,671	$376,009
Commercial banking	4,279	1,141	12,691	3,267	563,690
Trust	1,907	(432)	6,062	232	5,015
Investment/Parent	(841)	(1,050)	(1,916)	(2,896)	144,549
Total	$11,996	$365	$36,075	$2,274	$1,089,263

15. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $193.6 million and $188.0 million along with standby letters of credit of $7.6 million and $7.2 million as of September 30, 2015 and December 31, 2014, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$400	$430	$1,200	$1,290
Interest cost	325	331	975	993
Expected return on plan assets	(525)	(498)	(1,575)	(1,494)
Amortization of prior year service cost	—	(5)	—	(15)
Recognized net actuarial loss	300	272	900	816
Net periodic pension cost	$500	$530	$1,500	$1,590

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

The following tables present the assets reported on the Consolidated Balance Sheets at their fair value as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2015 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$2,900	$—	$2,900	$—
US Agency mortgage-backed securities	94,342	—	94,342	—
Corporate bonds	17,410	—	17,410	—

	Fair Value Measurements at December 31, 2014 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$5,906	$—	$5,906	$—
US Agency mortgage-backed securities	105,768	—	105,768	—
Corporate bonds	15,436	—	15,436	—

Assets Measured on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At September 30, 2015, impaired loans with a carrying value of $965,000 were reduced by a specific valuation allowance totaling $524,000 resulting in a net fair value of $441,000. At December 31, 2014, impaired loans with a carrying value of $989,000 were reduced by a specific valuation allowance totaling $520,000 million resulting in a net fair value of $469,000.

Other real estate owned is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements at September 30, 2015 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$441	$—	$—	$441
Other real estate owned	172	—	—	172

	Fair Value Measurements at December 31, 2014 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$469	$—	$—	$469
Other real estate owned	512	—	—	512

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

September 30, 2015	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$441	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 35% (30%) 1% to 15% (10%)
Other real estate owned	172	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 48% (38%) 1% to 20% (10%)

December 31, 2014	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$469	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 37% (30%) 1% to 15% (10%)
Other real estate owned	512	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	47% to 83% (55%) 1% to 61% (9%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at September 30, 2015 and December 31, 2014, were as follows (in thousands):

	September 30, 2015
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$31,748	$31,748	$31,748	$—	$—
Investment securities – AFS	114,652	114,652	—	114,652	—
Investment securities – HTM	20,361	20,771	—	17,829	2,942
Regulatory stock	6,786	6,786	6,786	—	—
Loans held for sale	2,913	2,983	2,983	—	—
Loans, net of allowance for loan loss and unearned income	855,528	857,049	—	—	857,049
Accrued interest income receivable	3,315	3,315	3,315	—	—
Bank owned life insurance	37,266	37,266	37,266	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$591,286	$591,286	$591,286	$—	$—
Deposits with stated maturities	278,613	281,283	—	—	281,283
Short-term borrowings	52,988	52,988	52,988	—	—
All other borrowings	61,085	65,142	—	—	65,142
Accrued interest payable	1,601	1,601	1,601	—	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

	December 31, 2014
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$32,872	$32,872	$32,872	$—	$—
Investment securities – AFS	127,110	127,110	—	127,110	—
Investment securities – HTM	19,840	20,213	—	17,241	2,972
Regulatory stock	6,173	6,173	6,173	—	—
Loans held for sale	5,051	5,127	5,127	—	—
Loans, net of allowance for loan loss and unearned income	817,457	819,935	—	—	819,935
Accrued interest income receivable	3,127	3,127	3,127	—	—
Bank owned life insurance	37,417	37,417	37,417	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$568,625	$568,625	$568,625	$—	$—
Deposits with stated maturities	301,256	304,744	—	—	304,744
Short-term borrowings	38,880	38,880	38,880	—	—
All other borrowings	55,085	59,256	—	—	59,256
Accrued interest payable	1,706	1,706	1,706	—	—

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D.& A.”)

.....2015 THIRD QUARTER SUMMARY OVERVIEW.....AmeriServ Financial, Inc. reported third quarter 2015 net income available to common shareholders of $1,781,000, or $0.09 per diluted common share. This represented a significant increase in earnings per share from the third quarter of 2014 where net income available to common shareholders totaled $312,000, or $0.02 per diluted common share. The third quarter 2014 performance was negatively impacted by a $669,000 goodwill impairment charge. For the nine month period ended September 30, 2015, the Company reported net income available to common shareholders of $4,466,000, or $0.24 per diluted share. This also represented a 118% increase in earnings per share from the first nine months of 2014 where net income available to common shareholders totaled $2,116,000, or $0.11 per diluted common share. Our improved financial performance of 2015 resulted from a disciplined focus on successfully executing our business plan to increase profitability and improve the earnings power of AmeriServ Financial, Inc. We were able to increase revenue and reduce non-interest expense to help achieve meaningful growth in earnings per share. Non-interest income was positively impacted by increased revenue from bank owned life insurance. Additionally, we have shown sustained earnings improvement in 2015 while maintaining excellent asset quality and a strong capital position.

Some of the more significant trends include the following:

•	The third quarter of 2015 marks the tenth consecutive quarter in which the Company has set a new high in loans outstanding. The net loan growth during these ten consecutive quarters now exceeds $150 million.
•	During these same ten consecutive quarters, the total of non-performing assets has fallen by $2,093,000 or 47.7%. This is evidence that AmeriServ continues to maintain the appropriate level of credit standards for a community bank.
•	Management’s drive for efficiency resulted in operating expenses in the third quarter of 2015 totaling $355,000 less than in the third quarter of 2014. This has been a company wide effort and the result has exceeded our expectations.
•	A common measure in the community banking industry is the ratio of non-interest expenses to total revenue. In the third quarter of 2015, this ratio was below 80% at AmeriServ for the first full quarter since 2008.
•	Last year, we reported that 2014 was a record year for the Trust Company. However, after nine months of 2015, this same Trust Company is 27.3% better than the 2014 nine-month level of net income.

It is quite positive to be able to list these kinds of results. Progress requires hard work and painstaking execution. This Board and this management team are very aware of this fact and appreciate the contribution of every AmeriServ banker to these results.

The leadership team of AmeriServ has always worked closely with the regulatory authorities in the Department of Banking and Securities in Harrisburg, Pennsylvania and in the Federal Reserve Bank of Philadelphia. We understand their responsibility to maintain a healthy banking industry. However, we also offer our own thoughts and ideas to our regulators so that we remain a part of the dialogue between banker and regulator in a positive atmosphere that is both practical and rewarding.

The Rust Belt economy continues to struggle but that is not a new discovery. The difficult days at AmeriServ are not so long ago and we have learned how to monitor risk throughout this Company. The inclusion of a Chief Risk Officer in our Executive Management Team is giving us all a more precise view of the risks that do exist at AmeriServ. Our business like most businesses is moving faster and our protection is care and thoughtfulness in the monitoring of every known risk.

THREE MONTHS ENDED SEPTEMBER 30, 2015 VS. THREE MONTHS ENDED SEPTEMBER 30, 2014

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended September 30, 2015	Three months ended September 30, 2014
Net income	$1,833	$365
Net income available to common shareholders	1,781	312
Diluted earnings per share	0.09	0.02
Return on average assets (annualized)	0.66%	0.14%
Return on average equity (annualized)	6.15%	1.25%

The Company continued its positive earnings momentum in the third quarter of 2015 by reporting net income available to common shareholders of $1,781,000, or $0.09 per diluted common share. This represented a significant increase in earnings per share from the third quarter of 2014 where net income available to common shareholders totaled $312,000, or $0.02 per diluted common share. Solid loan growth in our community banking business contributed to an increase of $632,000, or 7.5%, in net interest income. Non-interest expense in the third quarter of 2015 declined by $1.0 million, or 9.1%, as we are realizing the savings from several profitability improvement initiatives that were implemented in late 2014. The third quarter 2014 performance was negatively impacted by a $669,000 goodwill impairment charge. A lower level of professional fees also contributed to the favorable comparison.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company's earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company's net interest income performance for the third quarter of 2015 to the third quarter of 2014 (in thousands, except percentages):

	Three months ended September 30, 2015	Three months ended September 30, 2014	$ Change	% Change
Interest income	$10,667	$10,019	$648	6.5%
Interest expense	1,632	1,616	16	1.0
Net interest income	$9,035	$8,403	$632	7.5
Net interest margin	3.52%	3.42%	0.10	N/M

N/M — not meaningful

The Company’s net interest income in the third quarter of 2015 increased by $632,000, or 7.5%, from the prior year’s third quarter. The Company’s has been able to increase its net interest income through a combination of earning asset growth and improved net interest margin performance. The Company’s net interest margin of 3.52% for the third quarter of 2015 was 10 basis points better than the net interest margin of 3.42% for the third quarter of 2014. Specifically, the earning asset growth has occurred in the loan portfolio as total loans averaged $859 million in the third quarter of 2015 which is $50 million, or 6.2%, higher than the $809 million average for the third quarter of 2014. This loan growth reflects the successful results of the Company’s sales calling efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans particularly through its loan production offices. Interest income in 2015 has also benefitted from greater prepayment fees on early loan payoffs and an increased dividend from the FHLB of Pittsburgh. Overall, total interest income has increased by $648,000, or 6.5%, in the third quarter of 2015.

Total interest expense has been well controlled in 2015 as it increased by only $16,000 in the third quarter of 2015 as compared to the same period in 2014 due to tight control of our cost of funds through disciplined deposit pricing. Even with this reduction in deposit costs, the Company continues to have a strong loyal core deposit base and success in cross-selling new loan customers into deposit products. Specifically, total deposits were relatively stable and averaged $875 million for the third quarter of 2015 which is only

$2.1 million, or 0.2%, lower than the $877 million average for the same period in 2014. This slight decrease in total deposits occurred primarily in a few rate sensitive accounts and is indicative of the competitive pressures that all community banks must deal with to retain customer accounts in this low interest rate environment. Alternatively, the Company is pleased that, within the mix of total deposits, a meaningful portion of deposit growth occurred in non-interest bearing demand deposit accounts. The decreased interest expense for deposits has been offset by a $79,000 increase in the interest cost for borrowings as the Company has utilized more FHLB term advances to extend borrowings and provide protection against rising interest rates.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2015 and September 30, 2014 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended September 30 (In thousands, except percentages)

	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$858,752	$9,727	4.46%	$808,731	$9,025	4.40%
Interest bearing deposits	1,235	1	0.39	1,449	2	0.66
Short-term investment in money market funds	9,496	3	0.11	7,207	1	0.03
Investment securities – AFS	124,294	790	2.54	136,172	859	2.53
Investment securities – HTM	20,664	155	3.00	19,644	138	2.81
Total investment securities	144,958	945	2.61	155,816	997	2.56
Total interest earning assets/interest income	1,014,441	10,676	4.16	973,203	10,025	4.08
Non-interest earning assets:
Cash and due from banks	16,362			16,027
Premises and equipment	12,508			13,477
Other assets	69,021			69,528
Allowance for loan losses	(9,837)			(10,040)
TOTAL ASSETS	$1,102,495			$1,062,195
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$101,494	$55	0.21%	$104,197	$52	0.20%
Savings	95,968	40	0.17	89,522	36	0.16
Money markets	235,578	194	0.33	228,353	196	0.34
Time deposits	277,680	885	1.26	299,730	953	1.26
Total interest bearing deposits	710,720	1,174	0.66	721,802	1,237	0.69
Short-term borrowings	40,427	37	0.36	12,933	10	0.27
Advances from Federal Home Loan Bank	46,386	141	1.20	34,729	89	0.97
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	810,618	1,632	0.80	782,549	1,616	0.82

	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Non-interest bearing liabilities:
Demand deposits	164,092			155,157
Other liabilities	9,531			8,143
Shareholders' equity	118,254			116,346
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,102,495			$1,062,195
Interest rate spread			3.36			3.26
Net interest income/Net interest margin		9,044	3.52%		8,409	3.42%
Tax-equivalent adjustment		(9)			(6)
Net Interest Income		$9,035			$8,403

.....PROVISION FOR LOAN LOSSES.....The Company recorded a $300,000 provision for loan losses in the third quarter of 2015 compared to no provision for loan losses in the third quarter of 2014. This provision in the third quarter of 2015 was needed to support the continuing growth of the loan portfolio and cover net loan charge-offs. The Company experienced net loan charge-offs of $245,000, or 0.11% of total loans, in the third quarter of 2015 compared to net loan charge-offs of $568,000, or 0.28% of total loans, in the third quarter of 2014. At September 30, 2015, non-performing assets totaled $2.3 million, or only 0.27% of total loans, and is $1.6 million lower than the September 30, 2014 level. When determining the provision for loan losses, the Company considers a number of factors, some of which include periodic credit reviews, non-performing assets, loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends.

.....NON-INTEREST INCOME.....Non-interest income for the third quarter of 2015 totaled $4.0 million and increased $422,000, or 11.7%, from the third quarter 2014 performance. Factors contributing to this higher level of non-interest income for the quarter included:

*	a $496,000 increase in revenue from bank owned life insurance due to the receipt of two death claims in the quarter;
*	a $278,000, or 15.4%, increase in trust and investment advisory fees due to increased assets under management which reflects successful new business development activities as well as effective management of existing customer accounts in this volatile market environment;
*	a $103,000, or 54.2%, decrease in mortgage related fees and a $97,000 decrease in net gains on sale of loans due to reduced volume of refinance activity in 2015;
*	a $66,000 decrease in deposit service charges due to fewer overdraft fees during the quarter; and
*	a $36,000 loss realized on the sale of investment securities in the third quarter of 2015; The Company had no sales of investment securities in the third quarter of 2014.

.....NON-INTEREST EXPENSE.....Non-interest expense for the third quarter of 2015 totaled $10.2 million and decreased by $1.0 million, or 9.1%, from the prior year’s third quarter. Factors contributing to the lower non-interest expense in the quarter included:

*	a $669,000 decrease in goodwill impairment charges as the Company recognized this charge in the third quarter of 2014, with no such charge taken in 2015;
*	a $154,000 decrease in professional fees due to lower legal fees, consulting fees and recruitment costs in the third quarter of 2015; and
*	a $60,000, or 1.0%, decrease in salaries and employee benefits due to 23 fewer full time equivalent employees as certain employees who elected to participate in an early retirement program in late 2014 were not replaced in order to achieve efficiencies identified as part of a profitability improvement program.

NINE MONTHS ENDED SEPTEMBER 30, 2015 VS. NINE MONTHS ENDED SEPTEMBER 30, 2014

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Net income	$4,623	$2,274
Net income available to common shareholders	4,466	2,116
Diluted earnings per share	0.24	0.11
Return on average assets (annualized)	0.56%	0.29%
Return on average equity (annualized)	5.29%	2.64%

The Company reported net income available to common shareholders of $4,466,000, or $0.24 per diluted share in the first nine months of 2015. This represented a 118% increase in earnings per share from the first nine months of 2014 where net income available to common shareholders totaled $2,116,000, or $0.11 per diluted common share. Solid loan growth as well as cost of funds control through disciplined deposit pricing in our community banking business contributed to an increase of $1.5 million, or 5.8%, in net interest income. Non-interest income increased due largely to greater revenue from our trust and wealth management business and bank owned life insurance income. Non-interest expense in the first nine months of 2015 declined by $1.7 million, or 5.3%, due to savings from several profitability improvement initiatives that were implemented in late 2014 and a lower level of professional fees.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first nine months of 2015 to the first nine months of 2014 (in thousands, except percentages):

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	$ Change	% Change
Interest income	$31,599	$30,097	$1,502	5.0%
Interest expense	4,830	4,785	45	0.9
Net interest income	$26,769	$25,312	$1,457	5.8
Net interest margin	3.52%	3.48%	0.04	N/M

N/M — not meaningful

The Company’s net interest income for the first nine months of 2015 increased by $1,457,000, or 5.8%, when compared to the first nine months of 2014. The Company’s has been able to increase its net interest income through a combination of earning asset growth and improved net interest margin performance. The Company’s net interest margin of 3.52% for the first nine months of 2015 was four basis points better than the net interest margin of 3.48% for the first nine months of 2014. Specifically, the earning asset growth has occurred in the loan portfolio as total loans averaged $853 million in the first nine months of 2015 which is $55 million, or 7.0%, higher than the $797 million average for the first nine months of 2014. This loan growth reflects the successful results of the Company’s sales calling efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans particularly through its loan production offices in stronger growth markets of Pittsburgh and Altoona in Pennsylvania, and Hagerstown, Maryland. Interest income in 2015 has also benefitted from greater prepayment fees on early loan payoffs and an increased dividend from the FHLB of Pittsburgh. Overall, total interest income has increased by $1.5 million, or 5.0%, in the first nine months of 2015.

Total interest expense has been well controlled in 2015 as it increased by only $45,000, or 0.9% in the first nine months of 2015 as compared to the same period in 2014 due to tight control of our cost of funds through disciplined deposit pricing. Total deposit interest expense decreased by $169,000, or 4.6%, in the first nine months of 2015 from the same timeframe in 2014. Even with this reduction in deposit costs, the Company continues to have a strong loyal core deposit base and success in cross-selling new loan customers into deposit products. Specifically, total deposits averaged $887 million for the first nine months of 2015 which is $17 million, or 2.0%, higher than the $870 million average for the same period in 2014. The

Company is pleased that a meaningful portion of this deposit growth occurred in non-interest bearing demand deposit accounts. This decreased interest expense for deposits has been offset by a $214,000 increase in the interest cost for borrowings as the Company has utilized more FHLB term advances to extend borrowings and provide protection against rising interest rates.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended September 30, 2015 and September 30, 2014. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 31.

Nine months ended September 30 (In thousands, except percentages)

	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$852,553	$28,674	4.45%	$797,090	$27,008	4.49%
Interest bearing deposits	1,235	4	0.40	2,635	6	0.21
Short-term investment in money market funds	10,228	10	0.14	6,904	3	0.06
Investment securities – AFS	125,967	2,480	2.63	139,548	2,688	2.57
Investment securities – HTM	20,381	451	2.95	19,103	410	2.86
Total investment securities	146,348	2,931	2.67	158,651	3,098	2.60
Total interest earning assets/interest income	1,010,364	31,619	4.16	965,280	30,115	4.15
Non-interest earning assets:
Cash and due from banks	17,241			15,755
Premises and equipment	12,729			13,273
Other assets	69,732			69,635
Allowance for loan losses	(9,751)			(10,101)
TOTAL ASSETS	$1,100,315			$1,053,842
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$98,668	$151	0.20%	$95,688	$140	0.20%
Savings	95,050	117	0.16	89,647	107	0.16
Money markets	233,311	556	0.32	228,898	584	0.34
Time deposits	291,668	2,695	1.24	301,959	2,857	1.27
Total interest bearing deposits	718,697	3,519	0.65	716,192	3,688	0.69
Short-term borrowings	27,228	70	0.34	16,606	34	0.26
Advances from Federal Home Loan Bank	45,300	401	1.18	30,605	223	0.97
Guaranteed junior subordinated deferrable interest debentures	13,085	840	8.57	13,085	840	8.57
Total interest bearing liabilities/interest expense	804,310	4,830	0.80	776,488	4,785	0.82
Non-interest bearing liabilities:
Demand deposits	168,634			153,648
Other liabilities	10,442			8,395
Shareholders' equity	116,929			115,311
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,100,315			$1,053,842
Interest rate spread			3.36			3.33
Net interest income/Net interest margin		26,789	3.52%		25,330	3.48%
Tax-equivalent adjustment		(20)			(18)
Net Interest Income		$26,769			$25,312

.....PROVISION FOR LOAN LOSSES.....The Company recorded a $750,000 provision for loan losses compared to no provision for loan losses in the first nine months of 2014. The provision recorded in 2015 was needed to support the continuing growth of the loan portfolio and cover net loan charge-offs. The Company experienced net loan charge-offs $601,000, or 0.09%, of total loans in 2015 compared to net loan charge-offs of $522,000 or 0.09% of total loans in 2014. Overall, the Company continued to maintain outstanding asset quality during the first nine months of 2015. At September 30, 2015, non-performing assets totaled $2.3 million, or only 0.27% of total loans, and is $1.6 million lower than the September 30, 2014 level. In summary, the allowance for loan losses provided a strong 461% coverage of non-performing loans, and 1.13% of total loans, at September 30, 2015, compared to 400% coverage of non-performing loans, and 1.16% of total loans, at December 31, 2014.

.....NON-INTEREST INCOME.....Non-interest income for the first nine months of 2015 totaled $11.4 million and increased $656,000, or 6.1%, from the first nine months 2014 performance. Factors contributing to this higher level of non-interest income for the period included:

*	a $659,000 increase in revenue from bank owned life insurance due to the receipt of a total of three death claims in the first nine months of 2015;
*	a $489,000, or 8.4%, increase in trust and investment advisory fees due to increased assets under management which reflects successful new business development activities as well as effective management of existing customer accounts in this volatile market environment;
*	a $197,000 decrease in deposit service charges due to fewer overdraft fees and account analysis fees during the first nine months of 2015 as customers have modified their behavior by holding greater deposit balances;
*	a net $185,000 reduction in investment security transactions as the Company recognized a modest loss on the sale of lower yielding securities in the third quarter of 2015 compared to gains realized on the sale of rapidly pre-paying mortgage backed securities in 2014; and
*	a $156,000, or 33.4%, decrease in mortgage related fees due to reduced volume of refinance activity in 2015.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first nine months of 2015 totaled $30.9 million and decreased by $1.7 million, or 5.3%, from the prior year’s first nine months. Factors contributing to the lower non-interest expense in 2015 included:

*	a $669,000 decrease in goodwill impairment charges as we recognized this charge in 2014 with no such charge taken in 2015;
*	a $464,000, or 2.5%, decrease in salaries and employee benefits due to 23 fewer full time equivalent employees as certain employees who elected to participate in an early retirement program in late 2014 were not replaced in order to achieve efficiencies identified as part of a profitability improvement program; and
*	a $440,000 decrease in professional fees due to lower legal fees, director’s fees and recruitment costs in the first nine months of 2015.

The remainder of the key non-interest expense categories were relatively consistent between years reflecting the Company’s focus on reducing and controlling costs.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $1,947,000, or an effective tax rate of 29.6%, in the first nine months of 2015 compared to the income tax expense of $1,200,000, or an effective tax rate of 34.5%, for the first nine months of 2014. The higher income tax expense is due to the Company’s increased earnings in the first nine months of 2015 as the Company’s effective tax rate is lower than 2014 due to an increase in tax free revenue from bank owned life insurance. The higher effective tax rate in 2014 was also due to the non-deductibility of the goodwill impairment charge for tax purposes.

.....SEGMENT RESULTS.....Retail banking’s net income contribution was $723,000 in the third quarter and $2.1 million for the first nine months of 2015 which was up by $17,000 and $454,000 from the net income contribution for the same 2014 periods, respectively. These increases in earnings in 2015 were due to the higher level of BOLI income, which more than offset a lower level of deposit service charges, residential mortgage related fee income and the higher loan loss provision. In addition, this segments’ net interest income benefited from higher consumer loan balances and reduced non-interest expenses particularly personnel costs.

The commercial banking segment reported net income contributions of $1.6 million in the third quarter and $4.2 million for the first nine months of 2015 which was $412,000 and $911,000 better than the 2014 results for the same periods, respectively. This improved net income contribution was due to higher net interest income as a result of the previously discussed strong growth in commercial and commercial real estate loans over the past year as well as the higher receipt of loan prepayment fee income on early loan payoffs. This growth in net interest income more than offset an increased loan loss provision. Additionally, total non-interest expense was also lower due to cost savings achieved from the profitability improvement program implemented last year.

The trust segment reported net income of $391,000 in the third quarter and $1.2 million for the first nine months of 2015 which was $823,000 and $935,000 better than the 2014 results for the same periods, respectively. The goodwill impairment charge of $669,000 was recorded in 2014 at WCCA is included in this segment and was the largest cause of the variance. Both trust fee income and financial services income improved due to increased assets under management which reflects successful new business development activities, as well as market forces and effective management of customer accounts.

The investment/parent segment reported net loss of $834,000 in the third quarter and $2.8 million for the first nine months of 2015 which was an improvement of $216,000 and $49,000 from the 2014 results for the same periods, respectively. The improvement between years reflects the benefit of receipt of a death claim benefit on a former chairman. However, overall this segment has felt the most earnings pressure from the continued low interest rate environment.

.....BALANCE SHEET.....The Company's total consolidated assets were $1.111 billion at September 30, 2015, which grew by $21.6 million, or 2.0%, from the December 31, 2014 asset level. The growth in assets was due to a $38.2 million, or 4.6%, increase in net loans during the first nine months of 2015. This loan increase was partially offset by an $11.9 million decrease in investment securities as the Company utilized cash flow from the securities portfolio to help fund the loan growth.

Total deposits remained unchanged increasing by a modest $18,000 in the first nine months of 2015. Total FHLB borrowings have increased by $20.1 million since year-end 2014. The FHLB term advances with maturities between three and five years grew by $6 million and now total $48 million as the Company has utilized these advances to help manage interest rate risk and favorably position our balance sheet in a rising rate environment. The Company’s total shareholders’ equity increased by $5.0 million over the first nine months of 2015 due to the Company’s net retention of earnings after dividend payments and a reduction in accumulated other comprehensive loss. The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 14.77%, and a common equity tier 1 capital ratio of 10.08% at September 30, 2015. (See the discussion of the new Basel III capital requirements under the “Capital Resources” section.) The Company’s book value per common share was $5.21, its tangible book value per common share was $4.58, and its tangible common equity to tangible assets ratio was 7.87% at September 30, 2015.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	September 30, 2015	December 31, 2014	September 30, 2014
Total accruing loan delinquency (past due 30 to 89 days)	$3,428	$2,643	$2,256
Total non-accrual loans	1,810	2,195	3,001
Total non-performing assets including TDR*	2,294	2,917	3,898
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.40%	0.32%	0.28%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.21	0.27	0.37
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.27	0.35	0.48
Non-performing assets as a percentage of total assets	0.21	0.27	0.36
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.09	0.11	0.09
Annualized provision for loan losses	0.12	0.05	—
Total classified loans (loans rated substandard or doubtful)	$6,088	$11,229	$12,053

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

The Company continued to maintain strong asset quality in the first nine months of 2015 as evidenced by low levels of non-accrual loans, non-performing assets, classified loans, and loan delinquency levels that continue to be well below 1% of total loans. We continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2015, the 25 largest credits represented 25.3% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30, 2015	December 31, 2014	September 30, 2014
Allowance for loan losses	$9,772	$9,623	$9,582
Allowance for loan losses as a percentage of each of the following total loans, net of unearned income	1.13%	1.16%	1.18%
total accruing delinquent loans (past due 30 to 89 days)	285.06	364.09	424.73
total non-accrual loans	539.89	438.21	298.13
total non-performing assets	425.98	329.89	245.82

The Company recorded a $300,000 loan loss provision in the third quarter and $750,000 in the first nine months of 2015 and had recorded no loan loss provision for the allowance for loan losses from earnings during the same periods in 2014. The provision recorded in 2015 was needed to support the continuing growth of the loan portfolio and cover net loan charge-offs. As a result, the balance in the allowance for loan losses has increased modestly in the first nine months of 2015 while the Company has been able to still maintain strong coverage of non-accrual loans and non-performing assets as indicated in the above table.

.....LIQUIDITY.....The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past five years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth over the past few years. We strive to operate our loan to deposit ratio in a range of 85% to 100%. For the first nine months of 2015, the Company’s loan to deposit ratio has averaged 96.1%. We are optimistic that we can increase the loan to deposit ratio in the future given current commercial loan pipelines, continued growth of our loan production offices and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $1.1 million from December 31, 2014 to September 30, 2015, due to $27.0 million of cash used in investing activities. This more than offset the $6.6 million of cash provided by operating activities and $19.3 million of cash provided by financing activities. Within investing activities, cash provided from investment security maturities was $23.3 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $197.4 million and was $38.8 million higher than the $158.6 million of cash received from loan principal payments and participations. Within financing activities, deposits declined by $56,000 of cash. Total borrowings increased as advances of short-term borrowings and purchases of FHLB term advances grew by $20.1 million. At September 30, 2015, the Company had immediately available $348 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $20.7 million of cash, short-term investments, and investment securities at September 30, 2015. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At September 30, 2015, our subsidiary Bank had $3.6 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Overall, we believe that the holding company has strong liquidity to meet its trust preferred debt service requirements, its current preferred stock dividends, and its current common stock dividends, all of which should approximate $2.1 million over the next twelve months. The most recent $0.01 dividend was announced on October 20, 2015 payable on November 16, 2015 to shareholders of record on November 2, 2015.

.....CAPITAL RESOURCES.....The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 ratio was 10.08%, the tier 1 capital ratio was 13.60%, and the total capital ratio was 14.77% at September 30, 2015. The Company’s tier 1 leverage was 11.40% at September 30, 2015. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2015. We expect that capital generated from earnings will be utilized to pay the SBLF preferred dividend, common stock cash dividend and will also support anticipated balance sheet growth. Additionally, we plan to retain excess cash to position the Company to redeem all or a portion of the SBLF Preferred Stock when the rate increases from 1% to 9% in the first quarter of 2016. We will also be pursuing a subordinated debt offering in the fourth quarter of 2015 in order to provide funds to assist with the SBLF Preferred Stock redemption. Our common dividend payout ratio for the first nine months of 2015 was 12.5%.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	1.0%	7.8%
100bp increase	0.5	5.2
100bp decrease	(3.2)	(13.5)

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

.....OFF BALANCE SHEET ARRANGEMENTS.....The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $193.6 million and standby letters of credit of $7.6 million as of September 30, 2015. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.1 million, or 73%, of the total allowance for loan losses at September 30, 2015 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In 2014, the CEO of WCCA voluntarily left the employment of the company on January 31, 2014. This caused AmeriServ Financial Inc. and WCCA to initiate legal action against the former CEO in February 2014. This litigation involved alleged violations of the non-solicitation, non-competition, and other provisions included in the former CEO’s employment agreement, as well as other statutory and common law claims. The former CEO’s departure and the litigation caused disruption within the WCCA customer base during 2014. After an initial period where WCCA experienced client attrition, the customer base stabilized. Management believes that these clients will continue to use WCCA for investment management services in the future since this stabilization has been demonstrated for more than one year. The departure of the former CEO and the subsequent loss of a meaningful number of clients caused a reduction in the earnings capacity of WCCA. This was considered a triggering event which suggested from a qualitative standpoint that the fair value of WCCA and its goodwill was below its carrying amount. This necessitated that management perform the impairment test in accordance with ASC 350. The results of the test resulted in WCCA recording a goodwill impairment loss of $669,000 in the third quarter of 2014 to write the carrying amount of the goodwill down to the estimated fair value. The Company recorded no such charge in 2015.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of September 30, 2015, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At September 30, 2015, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

.....FORWARD LOOKING STATEMENT.....

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, the Company will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build the Company into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — It is the existing and prospective customer that the Company must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. The Company is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.
•	Revenue Growth — It is necessary for the Company to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through several loan production offices. There will be a particular focus on small business commercial lending. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.
•	Expense Rationalization — The Company remains focused on trying to reduce and rationalize expenses. This has not been a program of broad based cuts, but has been targeted so the Company stays strong but spends less. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues. The Company engaged a consulting firm that specializes in the areas of expense rationalization and profit improvement for community banks in 2014. This firm completed a thorough analysis of our business operations and practices. As a result of this project, the firm provided the Company with recommendations to reduce expenses and improve future profitability. Many of their recommendations have been evaluated and already implemented with further study being done on other recommendations scheduled throughout 2015. The Company has already recognized expense savings in excess of $1 million through the first nine months of 2015, which more than offsets the cost of this project.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2015, are effective.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on December 30, 2014 (Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on January 2, 2015).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc. Registrant
Date: November 6, 2015	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: November 6, 2015	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer