Form 10-K
period 2015-12-31
AMERISERV FINANCIAL INC /PA/
filed 2016-03-08
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $62,809,831 as of June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 18,870,811 shares outstanding as of January 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the proxy statement for the annual shareholders’ meeting are incorporated by reference in Parts II and III.

FORM 10-K INDEX

i

PART I

ITEM 1. BUSINESS
GENERAL

AmeriServ Financial, Inc. (the Company) is a bank holding company organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of AmeriServ Financial Bank (the Bank) in January 1983. The Company’s other wholly owned subsidiaries include AmeriServ Trust and Financial Services Company (the Trust Company), formed in October 1992, and AmeriServ Life Insurance Company (AmeriServ Life), formed in October 1987. When used in this report, the “Company” may refer to AmeriServ Financial, Inc. individually or AmeriServ Financial, Inc. and its direct and indirect subsidiaries.

The Company’s principal activities consist of owning and operating its three wholly owned subsidiary entities. At December 31, 2015, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $1.149 billion, $903 million, and $119 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and risk management.

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

AMERISERV FINANCIAL BANKING SUBSIDIARY
AMERISERV FINANCIAL BANK

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended (the Banking Code). Through 17 locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland counties, Pennsylvania, the Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, checking accounts, money market accounts, secured and unsecured consumer loans, mortgage loans, safe deposit boxes, holiday club accounts, money orders, and traveler’s checks; and (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as commercial real estate mortgage loans (CRE), short and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 19 automated bank teller machines (ATMs) through its 24-hour banking network that is linked with NYCE, a regional ATM network, and CIRRUS, a national ATM network. West Chester Capital Advisors (WCCA), a SEC registered investment advisor, is also a subsidiary of the Bank. The Company also operates loan production offices (LPOs) in Monroeville and Altoona in Pennsylvania, Hagerstown in Maryland and Harrisonburg in Virginia.

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

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the PDB. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios of the Bank at December 31, 2015:

Headquarters	Johnstown, PA
Total Assets	$1,108,994
Total Investment Securities	129,902
Total Loans and Loans Held for Sale (net of unearned income)	883,987
Total Deposits	903,494
Total Net Income	5,938
Asset Leverage Ratio	8.97%
Return on Average Assets	0.55
Return on Average Equity	5.80
Total Full-time Equivalent Employees	247
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

The investment portfolio is primarily made up of AAA rated agency mortgage-backed securities and short maturity agency securities. Beginning in 2012, the Company began to add high quality corporate securities and select taxable municipal securities to the portfolio. Management strives to maintain a relatively short duration in the portfolio. All holdings must meet standards documented in its investment policy.

Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair value of the Company’s investment portfolio as of the periods indicated:

Investment securities available for sale at:

	AT DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS)
U.S. Agency	$2,900	$5,931	$6,926
Corporate bonds	18,541	15,497	11,992
U.S. Agency mortgage-backed securities	96,801	102,888	121,480
Total cost basis of investment securities available for sale	$118,242	$124,316	$140,398
Total fair value of investment securities available for sale	$119,467	$127,110	$141,978

Investment securities held to maturity at:

	AT DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS)
Taxable municipal	$5,592	$3,364	$1,521
U.S. Agency mortgage-backed securities	10,827	12,481	12,671
Corporate bonds and other securities	5,000	3,995	3,995
Total cost basis of investment securities held to maturity	$21,419	$19,840	$18,187
Total fair value of investment securities held to maturity	$21,533	$20,213	$17,788
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

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:

	AT DECEMBER 31,
	2015		2014		2013
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$171,175	—%	$155,365	—%	$158,169	—%
Interest bearing	97,201	0.21	97,641	0.20	75,126	0.18
Savings	94,425	0.17	89,554	0.16	87,819	0.16
Money market	242,298	0.34	228,150	0.33	212,735	0.35
Other time	287,783	1.24	300,915	1.26	312,741	1.33
Total deposits	$892,882	0.66%	$871,625	0.68%	$846,590	0.75%
Loans

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2015	2014	2013	2012	2011
	(IN THOUSANDS)
Commercial	$181,115	$139,158	$120,120	$102,864	$83,124
Commercial loans secured by real estate(1)	422,145	410,851	412,254	383,934	350,224
Real estate-mortgage(1)	257,937	258,616	235,689	217,584	212,669
Consumer	20,344	19,009	15,864	17,420	18,172
Total loans	881,541	827,634	783,927	721,802	664,189
Less: Unearned income	557	554	581	637	452
Total loans, net of unearned income	$880,984	$827,080	$783,346	$721,165	$663,737

(1)	For each of the periods presented beginning with December 31, 2015, real estate-construction loans constituted 3.0%, 3.5%, 3.0%, 2.0% and 1.9% of the Company’s total loans, net of unearned income, respectively.

Secondary Market Activities

The residential lending department of the Bank continues to originate one-to-four family mortgage loans for customers, the majority of which are sold to outside investors in the secondary market and some of which are retained for the Bank’s portfolio. Mortgages sold on the secondary market are sold to investors on a “flow” basis; mortgages are priced and delivered on a “best efforts” pricing basis, with servicing released to the investor. Fannie Mae/Freddie Mac guidelines are used in underwriting all mortgages with the exception of a limited amount of CRA loans. Mortgages with longer terms, such as 20-year, 30-year, FHA, and VA loans, are usually sold. The remaining production of the department includes construction, adjustable rate mortgages, quality non-salable loans, and bi-weekly mortgages. These loans are usually kept in the Bank’s portfolio. New portfolio production is predominately adjustable rate mortgages.

Non-performing Assets

The following table presents information concerning non-performing assets:

	AT DECEMBER 31,
	2015	2014	2013	2012	2011
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial	$4,260	$—	$—	$—	$—
Commercial loans secured by real estate	18	778	1,632	4,623	3,870
Real estate-mortgage	1,788	1,417	1,239	1,191	1,205
Total	6,066	2,195	2,871	5,814	5,075
Other real estate owned:
Commercial loans secured by real estate	—	384	344	1,101	20
Real estate-mortgage	75	128	673	127	104
Total	75	512	1,017	1,228	124
Total restructured loans not in non-accrual (TDR)	156	210	221	182	—
Total non-performing assets including TDR	$6,297	$2,917	$4,109	$7,224	$5,199
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.71%	0.35%	0.52%	1.00%	0.78%

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

	YEAR ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
	(IN THOUSANDS)
Interest income due in accordance with original terms	$94	$136	$178	$231	$376
Interest income recorded	—	—	—	—	(167)
Net reduction in interest income	$94	$136	$178	$231	$209

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES
AMERISERV TRUST AND FINANCIAL SERVICES COMPANY

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. Its staff of approximately 48 professionals administers assets valued at approximately $2.0 billion that are not recognized on the Company’s balance sheet at December 31, 2015. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. This segment also includes financial services which include the sale of mutual funds, annuities, and insurance products. The wealth management business also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The BUILD fund is in the process of liquidation. At December 31, 2015, the Trust Company had total assets of $4.9 million and total stockholder’s equity of $4.6 million. In 2015, the Trust Company contributed earnings to the Company as its gross revenue amounted to $8.5 million and the net income contribution was $1.3 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the PDB.

AMERISERV LIFE

AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company’s market area. Operations of AmeriServ Life are conducted in each office of the Company’s banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Pennsylvania Insurance Department, and the Board of Governors of the Federal Reserve System (the Federal Reserve). At December 31, 2015, AmeriServ Life had total assets of $389,000.

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

MARKET AREA & ECONOMY

Johnstown, Pennsylvania, where the Company is headquartered, continues to have a cost of living that is lower than the national average. Johnstown is home to The University of Pittsburgh at Johnstown, Pennsylvania Highlands Community College and Cambria-Rowe Business College. The high-tech defense industry is now the main non-health care staple of the Johnstown economy, with the region fulfilling many Federal government contracts, punctuated by one of the premier defense trade shows in the U.S., the annual

Showcase For Commerce. The city also hosts annual events such as the Flood City Music Festival and the Thunder in the Valley Motorcycle Rally, which draw several thousand visitors. The Johnstown, PA MSA unemployment rate improved from a 6.9% average in 2014 to a 6.5% average in 2015.

Economic conditions are stronger in the State College market and have demonstrated the same improvement experienced in the national economy. The community is a college town, dominated economically and demographically by the presence of the University Park campus of the Pennsylvania State University. “Happy Valley” is another often-used term to refer to the State College area, including the borough and the townships of College, Harris, Patton, and Ferguson. The unemployment rate for State College MSA improved from a 4.2% average in 2014 to a 3.8% average in 2015 and remains the one of the lowest of all regions in the Commonwealth. A large percentage of the population in State College falls into the 18 to 34 year old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age.

The Company also has loan production offices in Monroeville in Allegheny county, Altoona in Blair county, Pennsylvania, Hagerstown in Washington county, Maryland and Harrisonburg in Rockingham county, Virginia. Monroeville in Allegheny county, Pennsylvania is located 15 miles east of the city of Pittsburgh. While the city is historically known for its steel industry, today its economy is largely based on healthcare, education, technology and financial services. The city of Pittsburgh is home to many colleges, universities and research facilities, the most well-known of which are Carnegie Mellon University, Duquesne University and the University of Pittsburgh. Pittsburgh is rich in art and culture. Pittsburgh museums and cultural sites include the Andy Warhol Museum, the Carnegie Museum of Art, the Frick Art & Historical Center, and Pittsburgh Center for the Arts among numerous others. Pittsburgh is also the home of the Pirates, Steelers and Penguins. The unemployment rate for Pittsburgh MSA improved from a 5.6% average in 2014 to a 5.2% average in 2015.

Altoona is the business center of Blair county, Pennsylvania with a strong retail, government and manufacturing base. The top field of employment in Altoona and the metro area is healthcare. Its location along I-99 draws from a large trade area over a wide geographic area that extends to State College and Johnstown. It serves as the headquarters for Sheetz Corporation which ranks on Forbes list of the top privately owned companies. In addition to being located adjacent to I-99 and a major highway system, Altoona also has easy access to rail and air transportation. The unemployment rate in the Altoona MSA decreased from a 5.6% average in 2014 to a 5.1% average in 2015.

Hagerstown and Washington county, Maryland offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It has a workforce of over 400,000 with strengths in manufacturing and technology. It also offers an affordable cost of doing business and living within an hour of the Washington, D.C./Baltimore regions. There are also plenty of facilities and land slated for industrial/commercial development. Hagerstown has become a choice location for manufacturers, financial services, and distribution companies. The Hagerstown, MD-Martinsburg, WV MSA unemployment rate improved from a 6.0% average in 2014 to a 5.5% average in 2015.

Harrisonburg is located on I-81, providing convenient access via interstate to Northern Virginia/Washington D.C., and Richmond, in addition to points north and south along I-81. The Shenandoah Valley Regional Airport provides the same amenities as larger airports and is located 20 minutes from Harrisonburg via I-81. It has a diverse and vibrant economy, with a good blend of business interests and employment opportunities. Rockingham county is one of the top agricultural producers in Virginia. Harrisonburg is home to James Madison University and Eastern Mennonite University. Continuing growth in education, health services and technology, plus a diverse mix of manufacturing, agriculture, retail, service and tourism helps Harrisonburg/Rockingham county prosper. The City of Harrisonburg Economic Development Department has established Harrisonburg Technology Park and the Harrison Downtown Technology Zone to attract technology based firms. The Harrisonburg MSA unemployment rate improved from a 5.2% average in 2014 to a 4.6% average in 2015.

EMPLOYEES

The Company employed 341 people as of December 31, 2015 in full- and part-time positions. Approximately 162 non-supervisory employees of the Company are represented by the United Steelworkers, AFL-CIO-CLC, Local Union 2635-06. The Company is under a four year labor contract with the United Steelworkers Local that will expire on October 15, 2017. The contract calls for annual wage increases of 3.0%. Additionally, effective January 1, 2014, the Company implemented a soft freeze of its defined benefit pension plan for union employees. A soft freeze means that all existing union employees as of December 31, 2013 currently participating will remain in the defined benefit pension plan but any new union employees hired after January 1, 2014 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401(k) program. The Company has not experienced a work stoppage since 1979. The Company is one of an estimated ten union-represented banks nationwide.

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

As of December 31, 2015, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. As discussed below, however, the capital requirements for all banks are being increased under the Dodd-Frank Act. Specifically, on July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new capital to risk-adjusted assets requirements (which includes the impact of the capital conservation buffer effective January 1, 2016) are as follows:

	Minimum Capital
	Effective January 1,		Well Capitalized
	2015	2016
Common equity tier 1 capital ratio	4.5%	5.125%	6.5%
Tier 1 capital ratio	6.0%	6.625%	8.0%
Total capital ratio	8.0%	8.625%	10.0%

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital conservation buffer, which is composed of common equity tier 1 capital, began on January 1, 2016 at the 0.625% level and will be phased in over a three year period (increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019). Implementation of the deductions and other adjustments to common equity tier 1 capital began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015, 60% on January 1, 2016 and an additional 20% per year thereafter). The Company is continuing to review the impact of these new rules and currently expects that its capital position will be more than adequate to meet the revised regulatory capital requirements.

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

Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, such as the Company, are permitted to include trust preferred securities that were issued before May 19, 2010, such as the Company’s 8.45% Trust Preferred Securities, as Tier 1 capital; however, trust preferred securities issued by a bank or thrift holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital. Such trust preferred securities still will be entitled to be treated as Tier 2 capital.

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

ITEM 2. PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus twelve floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 13 other locations which are owned. Nine additional locations are leased with terms expiring from January 1, 2016 to August 31, 2030.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of January 29, 2016, the Company had 3,416 shareholders of record for its common stock. The Company’s common stock is traded on the NASDAQ Global Market System under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

	PRICES		CASH DIVIDENDS DECLARED
	HIGH	LOW
Year ended December 31, 2015:
First Quarter	$3.13	$2.88	$0.01
Second Quarter	3.44	3.00	0.01
Third Quarter	3.41	3.20	0.01
Fourth Quarter	3.39	3.16	0.01
Year ended December 31, 2014
First Quarter	$3.91	$3.00	$0.01
Second Quarter	3.88	3.40	0.01
Third Quarter	3.52	3.14	0.01
Fourth Quarter	3.31	3.02	0.01

The declaration of cash dividends on the Company’s common stock is at the discretion of the Board, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements and other contractual restrictions, Pennsylvania law, federal and Pennsylvania bank regulatory law, and other factors deemed relevant. Additionally, the Company’s previously announced common stock repurchase programs have been completed.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$41,881	$40,441	$39,343	$39,917	$41,964
Total interest expense	6,520	6,397	6,482	7,714	9,681
Net interest income	35,361	34,044	32,861	32,203	32,283
Provision (credit) for loan losses	1,250	375	(1,100)	(775)	(3,575)
Net interest income after provision (credit) for loan losses	34,111	33,669	33,961	32,978	35,858
Total non-interest income	15,267	14,323	15,744	14,943	13,569
Total non-interest expense	41,038	43,371	42,223	40,641	40,037
Income before income taxes	8,340	4,621	7,482	7,280	9,390
Provision for income taxes	2,343	1,598	2,289	2,241	2,853
Net income	$5,997	$3,023	$5,193	$5,039	$6,537
Net income available to common shareholders	$5,787	$2,813	$4,984	$4,211	$5,152
PER COMMON SHARE DATA:
Basic earnings per share	$0.31	$0.15	$0.26	$0.21	$0.24
Diluted earnings per share	0.31	0.15	0.26	0.21	0.24
Cash dividends declared	0.04	0.04	0.03	0.00	0.00
Book value at period end	5.19	4.97	4.91	4.67	4.37
BALANCE SHEET AND OTHER DATA:
Total assets	$1,148,922	$1,089,263	$1,056,036	$1,000,991	$979,076
Loans and loans held for sale, net of unearned income	883,987	832,131	786,748	731,741	670,847
Allowance for loan losses	9,921	9,623	10,104	12,571	14,623
Investment securities available for sale	119,467	127,110	141,978	151,538	182,923
Investment securities held to maturity	21,419	19,840	18,187	13,723	12,280
Deposits	903,294	869,881	854,522	835,734	816,420
Total borrowed funds	117,483	93,965	79,640	41,745	34,850
Stockholders’ equity	118,973	114,407	113,307	110,468	112,352
Full-time equivalent employees	318	314	352	350	347
SELECTED FINANCIAL RATIOS:
Return on average assets	0.54%	0.29%	0.51%	0.51%	0.68%
Return on average total equity	5.10	2.61	4.69	4.51	5.90
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	97.86	95.66	92.07	87.56	82.17
Ratio of average total equity to average assets	10.65	10.92	10.86	11.36	11.49
Common stock cash dividends as a percent of net income available to common shareholders	13.03	26.73	11.36	—	—
Interest rate spread	3.33	3.36	3.39	3.43	3.47
Net interest margin	3.49	3.52	3.56	3.65	3.72
Allowance for loan losses as a percentage of loans, net of unearned income, at period end	1.13	1.16	1.29	1.74	2.20
Non-performing assets as a percentage of loans and other real estate owned, at period end	0.71	0.35	0.52	1.00	0.78
Net charge-offs as a percentage of average loans	0.11	0.11	0.18	0.19	0.24
Ratio of earnings to fixed charges and preferred dividends:(1)
Excluding interest on deposits	4.68X	3.30X	5.13X	3.80X	4.11X
Including interest on deposits	2.19	1.67	2.07	1.80	1.83
Cumulative one year interest rate sensitivity gap ratio, at period end	1.23	1.13	1.09	1.30	1.29

(1)	The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

2015 SUMMARY OVERVIEW:

Net income was $1,374,000, or $0.07 per share, for the fourth quarter of 2015. This was $625,000, or $0.03 per share, higher than the fourth quarter of 2014. Net income for the full year was $5,997,000, or $0.31 per share, which represents an increase by $2,974,000, or $0.16 per share, from 2014. The Company’s 2015 results illustrate the effectiveness from very specific profitability improvement actions executed to permit the Company to continue growing the business but to avoid expense increases so as to improve per share profitability.

We have previously emphasized the Company’s determination to become a significant competitor in every market where the company has a presence. The reports from the marketplace continue to be encouraging. Net loan growth year over year totaled almost $52 million while deposits increased by $33 million as both of these activities set new year ending records for AmeriServ. These marketplace successes also found support from a more efficient company. Operating non-interest expense was $1.7 million, or 3.9%, lower than 2014. The now proven effectiveness of the 2014 profitability efforts has resulted in a new enthusiasm among staff members for ways to trim expenses.

This is not to say that 2015 was without its challenges. The worldwide energy turmoil resulted in the bankruptcy of a Western Pennsylvania energy related company. However, the Company’s total loan portfolio still contains a lower level of troubled loans than the average level at the Company’s peer banks across the nation. The lending standards of the Company remain consistent with the goal of supporting qualified borrowers over the ups and downs of the business cycle.

The Federal Reserve’s interest rate policies that were adopted in 2008 have severely punished the thrifty, those living on pensions and community banks throughout the country. The squeeze on the banker’s net interest margin hurts the availability of credit. It is understandable that the Federal Reserve would respond to events like the freezing of credit markets in 2008, but this seemed to encourage the Federal Reserve to seek to manage the entire economy permanently. Let us hope they can unwind their involvement without further disturbances in this very large and complex economy.

The Board and the management team of the Company remain committed to a continuation of time tested banking management practices. These include strong capital, deep liquidity and a conservative balance sheet. To further these goals, in January 2016, the Company paid off the $21 million of US Treasury preferred shares related to the SBLF program using cash on hand and net proceeds from the private placement of $7.65 million in aggregate principal amount of 6.5% fixed rate subordinated notes. These SBLF funds were a way for the Treasury to encourage banks to lend to small businesses. It worked very well! The Company increased its roster of small business borrowers throughout its regions. However, the Treasury would have increased its dividend rate on the preferred shares from 1% per year to 9% per year in February 2016. The Company will continue to lend to small businesses and will continue to be a well-capitalized community bank, but the Company will not experience this dividend rate increase for those shares are retired. This action was spelled out in detail in the Company’s press release from January 28, 2016.

Finally, a comment about the turmoil in financial markets. The domestic economy of the U.S. has been dynamic and ever-changing throughout history. The question we are all forced to answer is how much risk to accept in our economic affairs. The events of 2015 would suggest that it is best to limit risk when contemplating a dynamic economy. This has been and will be our guiding principle as we pursue our climb to financial respectability in 2016 and beyond.

PERFORMANCE OVERVIEW... The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Net income	$5,997	$3,023	$5,193
Net income available to common shareholders	5,787	2,813	4,984
Diluted earnings per share	0.31	0.15	0.26
Return on average assets	0.54%	0.29%	0.51%
Return on average equity	5.10	2.61	4.69

The Company reported net income available to common shareholders of $5.8 million, or $0.31 per diluted common share, for 2015. This represented a 107% increase in earnings per share from 2014 where net income available to common shareholders totaled $2.8 million, or $0.15 per diluted share. Factors causing this increase in earnings were solid loan and deposit growth in our community banking business which contributed to an increase of $1.3 million, or 3.9%, in net interest income while increasing revenue from our trust and wealth management business contributed to 7.5% growth in non-interest income in 2015. Additionally, operating expenses declined by $2.3 million, or 5.4%, as we improved the ongoing efficiency of the Company by successfully executing several profitability improvement initiatives.

The Company reported net income available to common shareholders of $2.8 million, or $0.15 per diluted common share, for 2014. This represented a 42.3% decrease in earnings per share from 2013 where net income available to common shareholders totalled $5.0 million, or $0.26 per diluted share. Factors contributing to this reduction in earnings were a $1.5 million unfavorable swing in the provision for loan losses, a $1.4 million reduction in non-interest revenue, and a $1.1 million increase in non-interest expense. The non-interest expense increase included a $669,000 goodwill impairment charge and a $376,000 fourth quarter pension charge related to 25 employees who elected to participate in an early retirement incentive program. These negative items were partially offset by a $1.2 million increase in net interest income due to continued growth of our loan portfolio while maintaining excellent asset quality.

The Company reported net income available to common shareholders of $5.0 million, or $0.26 per diluted common share, for 2013. This represented a 23.8% increase in earnings per share from 2012 where net income available to common shareholders totalled $4.2 million, or $0.21 per diluted share. Growth in total revenue, improved asset quality, and effective capital management caused the increase in earnings per share in 2013. Specifically, a $658,000 increase in net interest income resulted from continued strong growth of our loan portfolio, as total loans grew by $55 million, or 7.5%. Material loan growth occurred in loan categories that qualified for the SBLF through the Company’s loan production offices. As a result of this growth in SBLF qualified loans, the Company locked in the lowest preferred dividend rate available under the program of 1% until its redemption in the first quarter of 2016. This lower rate saved the Company $619,000 in preferred stock dividend payments in 2013 and was a key factor contributing to the earnings per share growth. Additionally, the calculation of earnings per share benefitted from a 713,000, or 3.6%, reduction in average shares outstanding due to the success of the Company’s common stock repurchase program that was completed in the second quarter of 2013. There was also $325,000 more earnings benefit from negative loan loss provisions in 2013 due to the Company’s improved asset quality. These positive items were partially offset by a $1.6 million or 3.9% increase in non-interest expense and slightly higher income tax expense.

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

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$41,881	$40,441	$39,343
Interest expense	6,520	6,397	6,482
Net interest income	35,361	34,044	32,861
Net interest margin	3.49%	3.52%	3.56%

2015 NET INTEREST PERFORMANCE OVERVIEW... The Company’s net interest income increased by $1.3 million, or 3.9%, for the full year of 2015 when compared to the full year 2014 as net interest margin compression was more than fully mitigated by earning asset growth, a greater level of prepayment fees on early loan payoffs and an increased dividend from the FHLB of Pittsburgh. The Company’s net interest margin of 3.49% for the full year 2015 was three basis points lower than the net interest margin of 3.52% for the full year 2014. The earning asset growth occurred in the loan portfolio as total loans averaged $857 million for the full year of 2015 which is $52 million, or 6.5%, higher than the $805 million average for the full year of 2014. This loan growth reflects the successful results of the Company’s sales calling efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans particularly through its loan production offices in the stronger growth markets of Pittsburgh and Altoona in Pennsylvania, Hagerstown, Maryland and Harrisonburg, Virginia. Overall, total interest income increased by $1.4 million, or 3.6%, for the full year 2015.

Total interest expense has been well controlled in 2015 as it increased by $123,000, or 1.9%, for the full year of 2015 due to tight control of our cost of funds through disciplined deposit pricing. Total deposit interest expense decreased by $137,000, or 2.8%, in 2015 when compared to last year. Even with this reduction in deposit costs, the Company continues to have a strong loyal core deposit base and success in cross-selling new loan customers into deposit products. Specifically, total deposits averaged $893 million for full year of 2015 which is $21 million, or 2.4%, higher than the $872 million average in 2014. The Company is pleased that a meaningful portion of this deposit growth occurred in non-interest bearing demand deposit accounts. This decreased interest expense for deposits has been more than offset by a $260,000 increase in the interest cost for borrowings as the Company has utilized more FHLB term advances to extend borrowings and provide protection against rising interest rates.

Overall, the Company expects that it will need to continue to grow earning assets to achieve net interest income growth in 2016 as net interest margin compression is expected to continue given the ongoing challenges of the exceptionally low interest rate environment. Solid commercial loan pipelines suggest that the Company should be able to again grow the loan portfolio in 2016 although we expect pricing pressures on new commercial loans to continue to be intense.

COMPONENT CHANGES IN NET INTEREST INCOME: 2015 VERSUS 2014... Regarding the separate components of net interest income, the Company’s total interest income in 2015 increased by $1.4 million, or 3.6%, when compared to 2014. This increase was due to a $44.4 million increase in average earning assets due to an increase in average loans, partially offset by a four basis point decline in the earning asset yield from 4.18% to 4.14%. Within the earning asset base, the yield on the total loan portfolio decreased by eight basis points from 4.52% to 4.44% as a greater level of prepayment fees on early loan payoffs was more than offset by the impact from new loans having yields that are below the rate on the maturing instruments that they are replacing. However, the yield on total investment securities increased by seven basis points from 2.60% to 2.67% due to an increased dividend from the FHLB of Pittsburgh and a reduction in premium amortization on mortgage backed securities which resulted from a slowdown in mortgage prepayment speeds in 2015. Investment securities interest revenue declined by $223,000 in 2015 due to a $12 million decrease in the average investment securities portfolio as the Company has utilized cash flow from securities to help fund the previously mentioned loan growth.

The Company’s total interest expense for 2015 increased by $123,000, or 1.9%, when compared to 2014. This increase in interest expense was due to an increased level of average FHLB borrowed funds which more than offset a lower cost of funds as the cost of interest bearing liabilities declined by one basis point to 0.81%. Management’s strategy to carefully price interest rates paid on all deposit categories has not had a negative impact on deposit growth and reflects the loyalty of the bank’s core deposit base. The overall cost of interest bearing deposits decreased by two basis points to 0.66% in spite of a $5.4 million increase in the total average volume. The Company has utilized term advances from the FHLB, with maturities ranging between three and five years, to help fund its earning asset growth and manage interest rate risk. The average balance of FHLB term advances has increased by $13 million while the average cost of these advances has increased by 20 basis points to 1.21%. Overall, total FHLB borrowings averaged $71 million or 6.4% of total assets during 2015.

2014 NET INTEREST INCOME PERFORMANCE OVERVIEW... The Company’s net interest income for the full year 2014 increased by $1.2 million, or 3.6%, when compared to the full year 2013. The Company’s net interest margin of 3.52% for the full year 2014 was four basis points lower than the net interest margin of 3.56% for the full year 2013. The Company has been able to mitigate this net interest margin pressure and to increase net interest income by both growing its earning assets and reducing its cost of funds. Specifically, the earning asset growth has occurred in the loan portfolio as total loans averaged a record $805 million for the full year 2014 which is $58 million, or 7.8%, higher than the $746 million average for the 2013 year. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts, with an emphasis on generating commercial loans and owner occupied CRE loans, which qualify as SBLF loans. Interest income in 2014 has also benefitted from reduced premium amortization on mortgage backed securities due to slower mortgage prepayment speeds. Overall, total interest income increased by $1.1 million in 2014. Additionally, the increase in loans caused the Company’s loan to deposit ratio to average 92.3% in 2014 compared to 88.2% in 2013.

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

COMPONENT CHANGES IN NET INTEREST INCOME: 2014 VERSUS 2013... Regarding the separate components of net interest income, the Company’s total interest income in 2014 increased by $1.1 million when compared to 2013. This increase was due to a $44.1 million increase in average earning assets due to an increase in average loans partially offset by a nine basis point decline in the earning asset yield from 4.27% to 4.18%. Within the earning asset base, the yield on the total loan portfolio decreased by 19 basis points from 4.71% to 4.52% as new loans typically have yields that are below the rate on the maturing instruments that they are replacing. However, the yield on total investment securities increased by 10 basis points from 2.50% to 2.60% due primarily to a reduction in premium amortization on mortgage backed securities due to a slowdown in mortgage prepayment speeds in 2014. Investment securities interest revenue declined by $122,000 in 2014 due to an $11 million decrease in the average investment securities portfolio as the Company has utilized cash flow from securities to help fund the previously mentioned loan growth.

The Company’s total interest expense for 2014 decreased by $85,000, or 1.3%, when compared to 2013. This decrease in interest expense was due to a lower cost of funds as the cost of interest bearing liabilities declined by six basis points to 0.82%. Management’s decision to further reduce interest rates paid on all deposit categories has not had a negative impact on deposit growth and reflects the loyalty of the bank’s core deposit base. This decrease in funding costs occurred in spite of a $43.4 million increase in the volume of average interest bearing liabilities. The Company has utilized term advances from the FHLB, with maturities ranging between three and five years, to help fund its earning asset growth and manage interest rate risk. The average balance of FHLB term advances has increased by $15 million while the average cost of these advances has increased by only 17 basis points to 1.01%. Overall, total FHLB borrowings averaged $52 million or 4.9% of total assets during 2014.

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

	YEAR ENDED DECEMBER 31,
	2015			2014			2013
	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$857,015	$38,024	4.44%	$804,721	$36,366	4.52%	$746,490	$35,145	4.71%
Deposits with banks	2,198	8	0.34	7,227	5	0.07	8,027	6	0.08
Federal funds sold	—	—	—	—	—	—	79	—	0.05
Short-term investment in money market funds	10,700	14	0.14	1,243	7	0.49	3,260	8	0.24
Investment securities:
Available for sale	124,383	3,250	2.61	137,839	3,528	2.56	150,621	3,701	2.46
Held to maturity	20,576	614	2.98	19,399	559	2.88	17,900	508	2.84
Total investment securities	144,959	3,864	2.67	157,238	4,087	2.60	168,521	4,209	2.50
TOTAL INTEREST EARNING ASSETS/INTEREST INCOME	1,014,872	41,910	4.14	970,429	40,465	4.18	926,377	39,368	4.27
Non-interest earning assets:
Cash and due from banks	17,312			16,919			16,795
Premises and equipment	12,617			13,282			12,839
Other assets	69,201			69,423			75,360
Allowance for loan losses	(9,766)			(9,951)			(11,434)
TOTAL ASSETS	$1,104,236			$1,060,102			$1,019,937
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$97,201	$199	0.21%	$97,641	$191	0.20%	$75,126	$138	0.18%
Savings	94,425	156	0.17	89,554	144	0.16	87,819	139	0.16
Money market	242,298	817	0.34	228,150	761	0.33	212,735	736	0.35
Other time	287,783	3,580	1.24	300,915	3,793	1.26	312,741	4,151	1.33
Total interest bearing deposits	721,707	4,752	0.66	716,260	4,889	0.68	688,421	5,164	0.75
Federal funds purchased and other short-term borrowings	24,582	86	0.35	18,783	55	0.29	17,973	46	0.26
Advances from Federal Home Loan Bank	46,166	558	1.21	32,885	333	1.01	18,170	152	0.84
Guaranteed junior subordinated deferrable interest debentures	13,085	1,120	8.57	13,085	1,120	8.57	13,085	1,120	8.57
Subordinated debt	62	4	6.72	—	—	—	—	—	—
TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	805,602	6,520	0.81	781,013	6,397	0.82	737,649	6,482	0.88
Non-interest bearing liabilities:
Demand deposits	171,175			155,365			158,169
Other liabilities	9,871			7,969			13,378
Stockholders’ equity	117,588			115,755			110,741
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,104,236			$1,060,102			$1,019,937
Interest rate spread			3.33			3.36			3.39
Net interest income/net interest margin		35,390	3.49%		34,068	3.52%		32,886	3.56%
Tax-equivalent adjustment		(29)			(24)			(25)
Net interest income		$35,361			$34,044			$32,861

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

	2015 vs. 2014			2014 vs. 2013
	INCREASE (DECREASE) DUE TO CHANGE IN:			INCREASE (DECREASE) DUE TO CHANGE IN:
	AVERAGE VOLUME	RATE	TOTAL	AVERAGE VOLUME	RATE	TOTAL
	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$1,398	$260	$1,658	$3,853	$(2,632)	$1,221
Deposits with banks	16	(13)	3	—	(1)	(1)
Short-term investments in money market funds	42	(35)	7	(1)	—	(1)
Investment securities:
Available for sale	(276)	(2)	(278)	(332)	159	(173)
Held to maturity	53	2	55	44	7	51
Total investment securities	(223)	—	(223)	(288)	166	(122)
Total interest income	1,233	212	1,445	3,564	(2,467)	1,097
INTEREST PAID ON:
Interest bearing demand deposits	9	(1)	8	39	14	53
Savings deposits	17	(5)	12	5	—	5
Money market	70	(14)	56	118	(93)	25
Other time deposits	(226)	13	(213)	(150)	(208)	(358)
Federal funds purchased and other short-term borrowings	28	3	31	3	6	9
Advances from Federal Home Loan Bank	200	25	225	145	36	181
Subordinated debt	4	—	4	—	—	—
Total interest expense	102	21	123	160	(245)	(85)
Change in net interest income	$1,131	$191	$1,322	$3,404	$(2,222)	$1,182

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

	AT DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Total accruing loans past due 30 to 89 days	$4,396	$2,643	$3,264
Total non-accrual loans	6,066	2,195	2,871
Total non-performing assets including TDRs(1)	6,297	2,917	4,109
Loan delinquency as a percentage of total loans, net of unearned income	0.50%	0.32%	0.42%
Non-accrual loans as a percentage of total loans, net of unearned income	0.69	0.27	0.37
Non-performing assets as a percentage of total loans, net of unearned income, and other real estate owned	0.71	0.35	0.52
Non-performing assets as a percentage of total assets	0.55	0.27	0.39
Total classified loans (loans rated substandard or doubtful)	$8,566	$11,229	$11,779

(1)	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as troubled debt restructuring and (iv) other real estate owned.

The Company continues to maintain strong asset quality even though non-performing loans increased late in 2015. The increase was largely due to the transfer into non-accrual status of a $4.1 million loan to a customer in the fracking industry that filed for bankruptcy protection in the fourth quarter. Of this total $4.1 million loan, $2.5 million relates to an equipment loan that was used to finance certain components of a new frack water treatment plant and $1.6 million relates to a loan that was used to finance the purchase of 10 truck tractors and 5 truck trailers. At year-end 2015, the Company had established specific reserves within its allowance for loan losses of $865,000 on the water treatment plant loan and $469,000 on the tractor and trailer loan. Recent developments from the bankruptcy process indicate that the truck tractors and trailers should be returned from the borrower to the Company for disposition in the near future. In regards to the frack water treatment plant, the Company has not yet been able to determine if the plant is fully operational despite the borrower’s intent to get the plant in that condition in order to maximize potential value. The Company’s ultimate loss on this loan would increase significantly should the plant not be able to be sold as a turn-key operation ready plant. This is the Company’s only meaningful direct loan exposure to the energy industry. The continued successful ongoing problem credit resolution efforts of the Company is demonstrated in the table above as levels of non-accrual loans, non-performing assets, classified loans and low loan delinquency levels are well below 1% of total loans. We continue to closely monitor the loan portfolio given the uneven recovery in the economy and the number of relatively large-sized commercial and CRE loans within the portfolio. As of December 31, 2015, the 25 largest credits represented 24.0% of total loans outstanding.

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

	YEAR ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year	$9,623	$10,104	$12,571	$14,623	$19,765
Charge-offs:
Commercial	(170)	(172)	(50)	(345)	(953)
Commercial loans secured by real estate	(250)	(708)	(1,777)	(796)	(1,700)
Real estate-mortgage	(753)	(322)	(139)	(420)	(85)
Consumer	(188)	(121)	(154)	(200)	(203)
Total charge-offs	(1,361)	(1,323)	(2,120)	(1,761)	(2,941)
Recoveries:
Commercial	101	141	80	138	831
Commercial loans secured by real estate	111	231	481	245	331
Real estate-mortgage	171	71	122	54	53
Consumer	26	24	70	47	159
Total recoveries	409	467	753	484	1,374
Net charge-offs	(952)	(856)	(1,367)	(1,277)	(1,567)
Provision (credit) for loan losses	1,250	375	(1,100)	(775)	(3,575)
Balance at end of year	$9,921	$9,623	$10,104	$12,571	$14,623
Loans and loans held for sale, net of unearned income:
Average for the year	$857,015	$804,721	$746,490	$688,736	$662,746
At December 31	880,984	827,080	786,748	731,741	670,847
As a percent of average loans:
Net charge-offs	0.11%	0.11%	0.18%	0.19%	0.24%
Provision (credit) for loan losses	0.15	0.05	(0.15)	(0.11)	(0.54)
Allowance as a percent of each of the following:
Total loans, net of unearned income	1.13	1.16	1.29	1.74	2.20
Total accruing delinquent loans (past due 30 to 89 days)	225.68	364.09	309.56	363.74	440.58
Total non-accrual loans	163.55	438.21	351.93	216.22	288.14
Total non-performing assets	157.55	329.89	245.90	174.02	281.27
Allowance as a multiple of net charge-offs	10.42x	11.24x	7.39x	9.84x	9.33x

For 2015, the Company recorded a $1,250,000 provision for loan losses which represented an increase of $875,000 when compared to the 2014 full year provision of $375,000. The higher provision that was needed this year was largely due to the transfer into non-accrual status of a $4.1 million loan to a customer in the fracking industry that filed for bankruptcy protection in the fourth quarter. The higher provision recorded in 2015 was also needed to support the continuing growth of the loan portfolio and cover net loan charge-offs. For the full year, there were net loan charge-offs of $952,000, or 0.11% of total loans, in 2015 compared to net loan charge-offs of $856,000, or 0.11% of total loans, in 2014. Overall, even with the fourth quarter increase in non-performing assets, the Company continued to maintain strong asset quality in 2015. At December 31, 2015, non-performing assets totaled $6.3 million, or 0.71% of total loans. When determining the provision for loan losses, the Company considers a number of factors, some of which include periodic credit reviews, non-performing assets, loan delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends. In summary, the allowance for loan losses provided 158% coverage of non-performing loans, and 1.13% of total loans, at December 31, 2015, compared to 400% coverage of non-performing loans, and 1.16% of total loans, at December 31, 2014. The Company presently expects that it will have greater positive loan loss provisions in 2016 to support the expected growth of the loan portfolio.

For 2014, the Company recorded a $375,000 provision for loan losses compared to a $1.1 million negative provision for the 2013 year. This represents an unfavorable swing of $1.5 million between years and is a significant factor contributing to the lower earnings in 2014. The positive provision in 2014 was needed to partially cover net loan charge-offs and support the continuing growth of the loan portfolio. In 2014, actual credit losses realized through net charge-offs totaled $856,000, or 0.11% of average total loans, which represents a decrease from the 2013 year when net charge-offs totaled $1.4 million, or 0.18% of average total loans. Overall, for the 2014 year, the Company continued to maintain outstanding asset quality. At December 31, 2014, non-performing assets totaled $2.9 million, or only 0.35% of total loans, which represents the first time that our non-performing assets have been under $3 million since 2007. In summary, the ALL provided a strong 400% coverage of non-performing loans, and 1.16% of total loans, at December 31, 2014, compared to 327% coverage of non-performing loans, and 1.29% of total loans, at December 31, 2013.

The following schedule sets forth the allocation of the ALL among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire ALL is available to absorb future loan losses in any loan category.

			AT DECEMBER 31,
	2015		2014		2013		2012		2011
	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
			(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$4,244	20.6%	$3,262	16.8%	$2,844	15.3%	$2,596	14.3%	$2,365	12.5%
Commercial loans secured by real estate	3,449	47.9	3,902	49.6	4,885	52.6	7,796	53.2	9,400	52.8
Real estate-mortgage	1,173	29.3	1,310	31.3	1,260	30.1	1,269	30.2	1,270	32.0
Consumer	151	2.2	190	2.3	136	2.0	150	2.3	174	2.7
Allocation to general risk	904	—	959	—	979	—	760	—	1,414	—
Total	$9,921	100.0%	$9,623	100.0%	$10,104	100.0%	$12,571	100.0%	$14,623	100.0%

Even though residential real estate-mortgage loans comprise 29.3% of the Company’s total loan portfolio, only $1.2 million or 11.8% of the total ALL is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company’s three-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company’s historical loss experience in these categories, and other qualitative factors. The large decline in the part of the allowance allocated to commercial loans secured by real estate reflects the continued asset quality improvements in this sector.

Based on the Company’s ALL methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the ALL is adequate at December 31, 2015 to cover losses within the Company’s loan portfolio.

NON-INTEREST INCOME... Non-interest income for 2015 totalled $15.3 million, an increase of $944,000, or 6.6%, from 2014. Factors contributing to this higher level of non-interest income in 2015 included:

—	a $869,000 increase in Bank Owned Life Insurance (BOLI) revenue for the full year due to the receipt of four death claims in 2015.
—	a $579,000, or 7.5%, increase in trust and investment advisory fees as a result of increased assets under management which reflects successful new business development activities as well as effective management of existing customer accounts in this volatile market environment. Trust assets under administration totalled $2.0 billion as of December 31, 2015.
—	a $207,000, or 10.6%, decrease in service charges on deposit accounts due to fewer overdraft charges and account analysis fees as customers have generally maintained higher balances in their checking accounts in 2015.
—	mortgage related fees dropped by $199,000 for the full year due to less mortgage refinance activity in 2015.
—	there was a decrease of $106,000 in revenue from investment security sale transactions as the Company recognized a lower level of gains on the sale of securities with low balances in 2015 compared to gains realized on the sale of rapidly pre-paying mortgage backed securities in 2014.

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

NON-INTEREST EXPENSE... Non-interest expense for 2015 totalled $41.0 million, which represents a $2.3 million, or 5.4%, decrease from 2014. Factors contributing to the lower non-interest expense in 2015 included:

—	salaries and employee benefits were down by $918,000, or 3.7%, for the full year of 2015, due to 21 fewer average full time equivalent employees as certain employees who elected to participate in an early retirement program in late 2014 were not replaced in order to achieve efficiencies identified as part of a profitability improvement program. As part of this early retirement program, the Company recognized a $400,000 pension charge in the fourth quarter of 2014.
—	the recognition of a $669,000 goodwill impairment charge related to its investment advisory subsidiary in the third quarter of 2014. There was no such charge in 2015.
—	professional fees decreased by $406,000, or 7.5% for the year as a result of lower legal fees, director’s fees and consulting costs in 2015.

Non-interest expense for 2014 totalled $43.4 million, a $1.1 million, or 2.7%, increase from 2013. Factors contributing to the higher non-interest expense in 2014 included:

—	professional fees increased by $1.1 million in 2014 due to higher legal costs related to litigation against WCCA’s former CEO, the consulting costs associated with our profitability improvement project and new recurring costs related to outsourcing our computer operations and statement processing to a third party vendor. The overall cost savings benefit from outsourcing these services is captured in lower personnel costs in these departments and reduced software expense, which is a key factor contributing to the decline in other expenses of $199,000 in 2014.
—	the recognition of a $669,000 goodwill impairment charge during the third quarter of 2014. The voluntary departure of WCCA’s former CEO, and the related litigation against him for violations of his employment agreement, caused disruption within the WCCA customer base during 2014. This disruption ultimately led to the loss of certain clients and a reduction in the projected earnings capacity of WCCA which caused the Company to incur the goodwill impairment charge.
—	a $293,000 decrease in miscellaneous taxes and insurance due to reduced Pennsylvania bank shares tax expense resulting from a change in the calculation methodology that took effect January 1, 2014.
—	a $155,000, or 0.6%, decrease in salaries and employee benefits expense due to lower salaries and incentive compensation in 2014. This reduction occurred even with a $376,000 pension charge in the fourth quarter of 2014 related to 25 employees who elected to participate in an early retirement incentive program.

INCOME TAX EXPENSE... The Company recorded income tax expense of $2.3 million, or an effective tax rate of 28.1%, in 2015 compared to the income tax expense of $1.6 million, or an effective tax rate of 34.6%, for 2014. The higher income tax expense is due to the Company’s increased earnings in 2015 as the Company’s effective tax rate is lower than 2014 due to an increase in tax free revenue from bank owned life insurance. BOLI is the Company’s largest source of tax-free earnings. Contributing to the higher effective tax rate in 2014 was the non-deductibility of the goodwill impairment charge for tax purposes. The Company’s deferred tax asset was $9.0 million at December 31, 2015 and relates primarily to AMT carryforwards and the ALL.

SEGMENT RESULTS... Retail banking’s net income contribution was $3.0 million in 2015 compared to $2.2 million in 2014 and $2.8 million in 2013. The increased net income contribution in 2015 reflects increased net interest income and reduced non-interest expense. Net interest income was positively impacted by an increased funding benefit from deposits provided by this segment, which more than fully mitigated the ongoing net interest margin pressure from the continued low interest rate environment. Lower personnel costs and increased efficiencies related to the profitability improvement program were the primary contributor to the reduced level of non-interest expense as a result of fewer FTEs after certain employees elected to participate in the early retirement program late in 2014. These positive items more than offset a lower level of non-interest income as increased revenue from BOLI was more than offset by reduced deposit service charges and lower residential mortgage banking revenues.

The commercial banking segment reported net income of $5.4 million in 2015 compared to net income of $4.2 million in 2014 and $5.0 million in 2013. The net income contribution for 2015 increased as a result of strong growth in the commercial and commercial real estate loan portfolios which resulted in a higher level of net interest income. Also positively impacting net income was a greater level of prepayment fees on early loan payoffs. Additionally, similar to the retail segment, total non-interest expenses were lower due to the early retirement program and other increased efficiencies from the profitability program. Partially offsetting these favorable items was an increase of $740,000 in the provision for loan losses.

The trust segment’s net income contribution was $1.3 million in 2015 compared to $564,000 in 2014 and $1.2 million in 2013. The net income contribution for 2015 reflects increased trust and investment advisory fees as a result of increased assets under management which reflects successful new business development activities as well as effective management of existing customer accounts in this volatile market environment. Also, WCCA returned to profitability as the client base stabilized and began to exhibit growth. The 2014 year was negatively impacted by the previously discussed $669,000 goodwill impairment charge at WCCA.

Slightly offsetting these favorable items was lower financial services revenue due to fewer production personnel in 2015. Additionally, expenses for the trust segment were negatively impacted by approximately $300,000 of professional fees related to addressing a trust operations trading error. We expect to incur an additional $300,000 to $400,000 of costs in the first quarter of 2016 to complete and resolve this matter. Overall, the fair market value of trust assets under administration totaled $1.975 billion at December 31, 2015, an increase of $90.9 million, or 4.8%, from the December 31, 2014 total of $1.884 billion.

The investment/parent segment reported a net loss of $3.8 million in 2015 which was comparable with the net loss of $3.9 million in 2014 and $3.8 million in 2013. Overall this segment has felt the most earnings pressure from the continued low interest rate environment and declining investment security balances which have been utilized to help fund loan growth. Additionally, all of the interest expense of the trust preferred securities is allocated to this segment. The Company did generate investment security gains of $71,000 in 2015 and $177,000 in 2014 from the sale of certain low balance, rapidly prepaying mortgage backed securities which had a favorable impact on earnings in this segment.

For greater discussion on the future strategic direction of the Company’s key business segments, see “Management’s Discussion and Analysis — Forward Looking Statements.”

BALANCE SHEET... The Company’s total consolidated assets of $1.149 billion at December 31, 2015 grew by $60 million or 5.5% from the $1.089 billion level at December 31, 2014. This asset growth was due primarily to a $51.9 million or 6.2% increase in total loans in 2015. This loan growth reflects the successful results of the Company’s more intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied CRE loans particularly through its loan production offices. This loan increase was partially offset by a $6.1 million decrease in investment securities as the Company utilized this item to help fund the loan growth.

The Company also funded the previously mentioned asset growth with a combination of both increased deposits ($33 million) and FHLB borrowings ($16 million). The FHLB term advances, with maturities between 3 and 5 years, now total $48 million as the Company has utilized these advances to help manage interest rate risk in a rising rate environment. Late in December, the Company successfully completed a $7.65 million subordinated debt issuance. Other liabilities decreased by $1.8 million due to a decrease in the Company’s pension liability. Total stockholders’ equity increased by $4.6 million since year-end 2014 mainly due to increased retained earnings as the Company’s net income available to common shareholders more than exceeded funds used for common stock cash dividend payments. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 15.55% and an asset leverage ratio of 11.41% at December 31, 2015. The Company’s book value per common share was $5.19, its tangible book value per common share was $4.56 and its tangible common equity to tangible assets ratio was 7.57% at December 31, 2015.

LIQUIDITY... The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past four years and has been adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth. We strive to operate our loan to deposit ratio in a range of 85% to 100%. At December 31, 2015, the Company’s loan to deposit ratio was 97.9%. Given current commercial loan pipelines and the continued development of our four existing loan production offices, we are optimistic that we can maintain our loan to deposit ratio at its current level and within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $15.6 million from December 31, 2014, to December 31, 2015, due to $55.7 million of cash provided by financing activities and $9.8 of cash provided by operating activities. This was partially offset by $49.9 million of cash used in investing activities. Within investing activities, cash advanced for new loan fundings and purchases totalled $261.3 million and was $54.2 million higher than the $207.2 million of cash received from loan principal payments and sales. Within financing activities, deposits increased by $33.3 million, which was used to help fund the overall loan growth experienced in 2015. Total FHLB borrowings increased as advances, both short-term and long term, exceeded pay downs by $6 million and was also utilized to fund earning asset growth. Late in December, the Company successfully completed a $7.65 million subordinated debt issuance.

The holding company had a total of $30.4 million of cash, short-term investments, and investment securities at December 31, 2015. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At December 31, 2015, our subsidiary Bank had $3.5 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. As such, the holding company has strong liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, and its common stock dividends, which in total should approximate $2.1 million over the next twelve months.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, and short-term investments in money market funds. These assets totaled $45 million and $33 million at December 31, 2015 and 2014, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate. At December 31, 2015, the Company had $350 million of overnight borrowing availability at the FHLB, $33 million of short-term borrowing availability at the Federal Reserve Bank and $39 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES... The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 11.41% and the risk based capital ratio was 15.55% at December 31, 2015. We anticipate that we will maintain our strong capital ratios throughout 2016. Capital generated from earnings will be utilized to pay the common stock cash dividend and will also support anticipated balance sheet growth. Our common dividend payout ratio for the full year 2015 was 13.0%. Late in 2015, the Company issued $7.65 million of subordinated debt which qualifies as Tier 2 capital for regulatory capital calculation purposes. This resulted in the holding company cash position being $30.3 million at year end 2015. In the first quarter of 2016, we have used the net proceeds from the subordinated debt issuance along with a meaningful portion of holding company cash to redeem the SBLF preferred stock prior to the interest rate on the SBLF increasing from 1% to 9%. As a result of the SBLF redemption, we expect that holding company cash will be approximately $10.0 million by the end of the first quarter of 2016 and then build as the year progresses.

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016 at the 0.625% level. Implementation of the deductions and other adjustments to common equity tier 1 capital began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015, 60% on January 1, 2016 and an additional 20% per year thereafter).

The Company’s capital position will be more than adequate to meet the revised regulatory capital requirements.

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

The following table presents a summary of the Company’s static GAP positions at December 31, 2015:

INTEREST SENSITIVITY PERIOD	3 MONTHS OR LESS	OVER 3 MONTHS THROUGH 6 MONTHS	OVER 6 MONTHS THROUGH 1 YEAR	OVER 1 YEAR	TOTAL
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$267,002	$54,080	$95,989	$466,916	$883,987
Investment securities	26,328	6,077	13,159	95,322	140,886
Short-term assets	25,067	—	—	—	25,067
Regulatory stock	4,628	—	—	2,125	6,753
Bank owned life insurance	—	—	37,228	—	37,228
Total rate sensitive assets	$323,025	$60,157	$146,376	$564,363	$1,093,921
RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing deposits	$—	$—	$—	$188,947	$188,947
NOW	4,654	—	—	87,383	92,037
Money market	210,107	—	—	48,711	258,818
Other savings	23,487	—	—	70,462	93,949
Certificates of deposit of $100,000 or more	6,868	12,588	8,832	3,134	31,422
Other time deposits	52,853	26,757	23,164	135,347	238,121
Total deposits	297,969	39,345	31,996	533,984	903,294
Borrowings	49,748	—	11,000	56,735	117,483
Total rate sensitive liabilities	$347,717	$39,345	$42,996	$590,719	$1,020,777
INTEREST SENSITIVITY GAP:
Interval	(24,692)	20,812	103,380	(26,356)	—
Cumulative	$(24,692)	$(3,880)	$99,500	$73,144	$73,144
Period GAP ratio	0.93X	1.53X	3.40X	0.96X
Cumulative GAP ratio	0.93	0.99	1.23	1.07
Ratio of cumulative GAP to total assets	(2.15)%	(0.34)%	8.66%	6.37%

When December 31, 2015 is compared to December 31, 2014, the Company’s cumulative GAP ratio through one year indicates that the Company’s balance sheet is still asset sensitive with some improvement noted between years. We continue to see loan customer preference for fixed rate loans given the overall low level of interest rates. Also, we have extended some term advances with the FHLB to help manage our interest rate risk position. Overall, the absolute low level of short interest rates makes this table more difficult to analyze since there is little room for certain deposit liabilities to reprice downward further.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	2.7%	19.5%
100 bp increase	1.4	11.4
100 bp decrease	(2.6)	(14.3)

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

Within the investment portfolio at December 31, 2015, 85% of the portfolio is classified as available for sale and 15% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are 64 securities that are temporarily impaired at December 31, 2015. The Company reviews its securities quarterly and has asserted that at December 31, 2015, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market (excluding construction and any jumbo loans). The Company also sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year 2015, 82% of all residential mortgage loan production was sold into the secondary market.

The amount of loans outstanding by category as of December 31, 2015, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

	ONE YEAR OR LESS	MORE THAN ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL LOANS
	(IN THOUSANDS, EXCEPT RATIOS)
Commercial	$46,371	$68,921	$65,773	$181,066
Commercial loans secured by real estate	43,502	128,271	249,865	421,637
Real estate-mortgage	22,384	59,343	179,213	260,940
Consumer	8,356	6,731	5,257	20,344
Total	$120,613	$263,266	$500,108	$883,987
Loans with fixed-rate	$49,386	$121,504	$281,889	$452,779
Loans with floating-rate	71,227	141,762	218,219	431,208
Total	$120,613	$263,266	$500,108	$883,987
Percent composition of maturity	13.6%	29.8%	56.6%	100.0%
Fixed-rate loans as a percentage of total loans				51.2%
Floating-rate loans as a percentage of total loans				48.8%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

CONTRACTUAL OBLIGATIONS... The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	PAYMENTS DUE IN
	NOTE REFERENCE	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL
	(IN THOUSANDS)
Deposits without a stated maturity	8	$633,751	$—	$—	$—	$633,751
Certificates of deposit*	8	132,726	81,862	48,555	15,248	278,391
Borrowed funds*	10	61,015	24,914	13,026	—	98,955
Guaranteed junior subordinated deferrable interest debentures*	10	—	—	—	24,418	24,418
Subordinated debt*	10	—	—	—	12,623	12,623
Pension obligation	14	3,000	—	—	—	3,000
Lease commitments	15	716	862	457	1,739	3,774

*	Includes interest based upon interest rates in effect at December 31, 2015. Future changes in market interest rates could materially affect contractual amounts to be paid.

OFF BALANCE SHEET ARRANGEMENTS... The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $170.5 million and standby letters of credit of $7.5 million as of December 31, 2015. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. The Company had no interest rate contracts outstanding as of December 31, 2015.

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

Commercial and CRE loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the ALL. Approximately $7.7 million, or 78%, of the total ALL at December 31, 2015 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and Troubled Debt Restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

The Company recorded a $669,000 impairment charge as a result of a goodwill impairment analysis performed in the third quarter of 2014. A qualitative assessment of WCCA indicated that it was more likely than not that the carrying value of WCCA exceeded it fair value. As such, the Company then performed the necessary two-step impairment test. In Step 1, we determined the carrying value of WCCA, including the goodwill, and compared it to the estimated fair value of WCCA. The results of Step 1 indicated that the carrying value of the goodwill exceeded the fair value so it was necessary to move to Step 2 where we measured the amount of the impairment loss. After performing Step 2, we determined that the implied value of the goodwill was less than its carrying costs which caused us to record an impairment charge of $669,000 in the third quarter of 2014. Overall, the voluntary departure of WCCA’s former CEO and the related litigation against him for violations of his employment agreement, caused disruption within the WCCA customer base during 2014. This disruption ultimately led to the loss of certain clients and a reduction in the projected earnings capacity of WCCA. These were the key facts and circumstances that led to the goodwill impairment charge in the third quarter of 2014. The Company utilized a discounted cash flow model along with a valuation technique based upon a multiple of revenues to estimate the fair value of WCCA. In 2015, WCCA returned to profitability and stabilized earnings, which reflected that no impairment charge was necessary.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2015, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2015, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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
•	Expense Rationalization — The Company remains focused on trying to reduce and rationalize expenses. This has not been a program of broad based cuts, but has been targeted so the Company stays strong but spends less. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues. Additionally, the Company incurred approximately $150,000 of expenses related to a profitability improvement project in 2014. The Company engaged a consulting firm that specializes in the areas of expense rationalization and profit improvement for community banks. This firm completed a thorough analysis of our business operations and practices. As a result of this project, the firm provided the Company with recommendations to reduce expenses and improve future profitability. Many of their recommendations have been evaluated and already implemented and the Company presently believes that a minimum of $1.4 million of annual savings from this project will be realized.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2015	2014
	(IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions	$23,443	$23,780
Interest bearing deposits	6,960	2,952
Short-term investments in money market funds	18,107	6,140
Cash and cash equivalents	48,510	32,872
Investment securities:
Available for sale	119,467	127,110
Held to maturity (fair value $21,533 at December 31, 2015 and $20,213 at December 31, 2014)	21,419	19,840
Loans held for sale	3,003	5,051
Loans	881,541	827,634
Less: Unearned income	557	554
Allowance for loan losses	9,921	9,623
Net loans	871,063	817,457
Premises and equipment, net	12,108	13,012
Accrued interest income receivable	3,057	3,127
Goodwill	11,944	11,944
Bank owned life insurance	37,228	37,417
Net deferred tax asset	8,993	9,548
Federal Home Loan Bank stock	4,628	4,048
Federal Reserve Bank stock	2,125	2,125
Other assets	5,377	5,712
TOTAL ASSETS	$1,148,922	$1,089,263
LIABILITIES
Non-interest bearing deposits	$188,947	$167,551
Interest bearing deposits	714,347	702,330
Total deposits	903,294	869,881
Short-term borrowings	48,748	38,880
Advances from Federal Home Loan Bank	48,000	42,000
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Subordinated debt	7,650	—
Total borrowed funds	117,483	93,965
Other liabilities	9,172	11,010
TOTAL LIABILITIES	1,029,949	974,856
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; there were 21,000 shares issued and outstanding on December 31, 2015 and 2014	21,000	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized: 26,488,630 shares issued and 18,870,811 shares outstanding on December 31, 2015; 26,412,707 shares issued and 18,794,888 shares outstanding on December 31, 2014	265	264
Treasury stock at cost, 7,617,819 shares on December 31, 2015 and 2014	(74,829)	(74,829)
Capital surplus	145,441	145,256
Retained earnings	34,651	29,618
Accumulated other comprehensive loss, net	(7,555)	(6,902)
TOTAL STOCKHOLDERS’ EQUITY	118,973	114,407
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,148,922	$1,089,263

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
Taxable	$37,923	$36,285	$35,063
Tax exempt	72	57	57
Interest bearing deposits	8	5	6
Short-term investments in money market funds	14	7	8
Investment securities:
Available for sale	3,250	3,528	3,701
Held to maturity	614	559	508
Total Interest Income	41,881	40,441	39,343
INTEREST EXPENSE
Deposits	4,752	4,889	5,164
Short-term borrowings	86	55	46
Advances from Federal Home Loan Bank	558	333	152
Guaranteed junior subordinated deferrable interest debentures	1,120	1,120	1,120
Subordinated debt	4	—	—
Total Interest Expense	6,520	6,397	6,482
Net Interest Income	35,361	34,044	32,861
Provision (credit) for loan losses	1,250	375	(1,100)
Net Interest Income after Provision (credit) for Loan Losses	34,111	33,669	33,961
NON-INTEREST INCOME
Trust and investment advisory fees	8,344	7,765	7,812
Service charges on deposit accounts	1,750	1,957	2,173
Net gains on loans held for sale	767	748	1,089
Mortgage related fees	391	590	773
Net realized gains on investment securities	71	177	204
Bank owned life insurance	1,617	748	998
Other income	2,327	2,338	2,695
Total Non-Interest Income	15,267	14,323	15,744
NON-INTEREST EXPENSE
Salaries and employee benefits	24,042	24,960	25,115
Net occupancy expense	2,941	2,964	2,937
Equipment expense	1,773	1,892	1,851
Professional fees	5,003	5,409	4,327
Supplies, postage, and freight	726	761	810
Miscellaneous taxes and insurance	1,157	1,174	1,467
Federal deposit insurance expense	669	636	611
Goodwill impairment charge	—	669	—
Other expense	4,727	4,906	5,105
Total Non-Interest Expense	41,038	43,371	42,223

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
PRETAX INCOME	8,340	4,621	7,482
Provision for income taxes	2,343	1,598	2,289
NET INCOME	5,997	3,023	5,193
Preferred stock dividends	210	210	209
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,787	$2,813	$4,984
PER COMMON SHARE DATA:
Basic:
Net income	$0.31	$0.15	$0.26
Average number of shares outstanding	18,863	18,793	18,942
Diluted:
Net income	$0.31	$0.15	$0.26
Average number of shares outstanding	18,933	18,908	19,034
Cash dividends declared	$0.04	$0.04	$0.03

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS)
COMPREHENSIVE INCOME
Net income	$5,997	$3,023	$5,193
Other comprehensive loss, before tax:
Pension obligation change for defined benefit plan	579	(2,769)	3,942
Income tax effect	(197)	942	(1,340)
Unrealized holding gains (losses) on available for sale securities arising during period	(1,498)	1,391	(4,489)
Income tax effect	509	(474)	1,526
Reclassification adjustment for net realized gains on available for sale securities included in net income	(71)	(177)	(204)
Income tax effect	25	60	69
Other comprehensive loss	(653)	(1,027)	(496)
Comprehensive income	$5,344	$1,996	$4,697

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period	$21,000	$21,000	$21,000
Balance at end of period	21,000	21,000	21,000
COMMON STOCK
Balance at beginning of period	264	264	264
New common shares issued for dividend reinvestment and stock purchase plan	1	—	—
Balance at end of period	265	264	264
TREASURY STOCK
Balance at beginning of period	(74,829)	(74,829)	(73,658)
Treasury stock, purchased at cost (384,000 shares in 2013)	—	—	(1,171)
Balance at end of period	(74,829)	(74,829)	(74,829)
CAPITAL SURPLUS
Balance at beginning of period	145,256	145,190	145,102
New common shares issued for exercise of stock options	156	24	6
Stock option expense	29	42	82
Balance at end of period	145,441	145,256	145,190
RETAINED EARNINGS
Balance at beginning of period	29,618	27,557	23,139
Net income	5,997	3,023	5,193
Cash dividend declared on common stock	(754)	(752)	(566)
Cash dividend declared on preferred stock	(210)	(210)	(209)
Balance at end of period	34,651	29,618	27,557
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(6,902)	(5,875)	(5,379)
Other comprehensive loss	(653)	(1,027)	(496)
Balance at end of period	(7,555)	(6,902)	(5,875)
TOTAL STOCKHOLDERS’ EQUITY	$118,973	$114,407	$113,307

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$5,997	$3,023	$5,193
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	1,250	375	(1,100)
Depreciation and amortization expense	1,790	1,836	1,683
Net amortization of investment securities	342	385	755
Net realized gains on investment securities – available for sale	(71)	(177)	(204)
Net gains on loans held for sale	(767)	(748)	(1,089)
Amortization of deferred loan fees	(249)	(262)	(304)
Origination of mortgage loans held for sale	(51,759)	(51,481)	(60,826)
Sales of mortgage loans held for sale	54,574	50,580	69,089
Decrease (increase) in accrued interest receivable	70	(219)	52
Decrease in accrued interest payable	(55)	(78)	(299)
Earnings on bank-owned life insurance	(690)	(748)	(811)
Deferred income taxes	888	562	2,150
Stock compensation expense	186	66	88
Goodwill impairment charge	—	669	—
Decrease in prepaid Federal Deposit Insurance	—	—	1,444
Other, net	(1,674)	1,179	(967)
Net cash provided by operating activities	9,832	4,962	14,854
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(22,241)	(12,218)	(50,125)
Purchase of investment securities – held to maturity	(6,237)	(3,093)	(8,942)
Proceeds from maturities of investment securities – available for sale	24,532	22,900	43,307
Proceeds from maturities of investment securities – held to maturity	4,601	1,390	4,425
Proceeds from sales of investment securities – available for sale	3,570	5,242	11,185
Purchase of regulatory stock	(19,320)	(9,817)	(5,865)
Proceeds from redemption of regulatory stock	18,740	10,446	5,367
Long-term loans originated	(246,304)	(177,351)	(205,549)
Principal collected on long-term loans	183,380	130,476	146,720
Participations purchased	(15,019)	(5,347)	(12,990)
Participations sold	23,774	10,810	8,500
Net increase in other short-term loans	(627)	(3,558)	(679)
Purchases of premises and equipment	(881)	(1,720)	(3,004)
Proceeds from sale of other real estate owned	579	946	993
Proceeds from life insurance policies	1,598	—	356
Net cash used in investing activities	(49,855)	(30,894)	(66,301)
FINANCING ACTIVITIES
Net increase in deposit balances	33,339	15,375	18,744
Net increase (decrease) in other short-term borrowings	9,868	(2,675)	25,895
Principal borrowings on advances from Federal Home Loan Bank	10,000	17,000	18,000
Principal repayments on advances from Federal Home Loan Bank	(4,000)	—	(6,000)
Subordinated debt issuance, net	7,418	—	—
Preferred stock dividend paid	(210)	(210)	(209)
Common stock dividend paid	(754)	(752)	(566)
Purchase of treasury stock	—	—	(1,171)
Net cash provided by financing activities	55,661	28,738	54,693
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,638	2,806	3,246
CASH AND CASH EQUIVALENTS AT JANUARY 1	32,872	30,066	26,820
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$48,510	$32,872	$30,066

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 17 banking locations in five southwestern Pennsylvania counties. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $2.0 billion that are not recognized on the Company’s Consolidated Balance Sheet at December 31, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:

As a financial institution, which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

—	Review of all criticized, classified and impaired loans with aggregate balances over $250,000 to determine if any specific reserve allocations are required on an individual loan basis. All required specific reserve allocations are based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. All loans classified as doubtful or worse are specifically reserved. For impaired loans the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.
—	The application of formula driven reserve allocations for all commercial and commercial real-estate loans by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the nature of the migration analysis.
—	The application of formula driven reserve allocations to consumer and residential mortgage loans which are based upon historical net charge-off experience for those loan types. The residential mortgage loan and consumer loan allocations are based upon the Company’s three-year historical average of actual loan net charge-offs experienced in each of those categories.
—	The application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, levels of non-accrual and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.
—	Management recognizes that there may be events or economic factors that have occurred affecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at reserves for a specific loan or portfolio segment. Therefore, the Company believes that there is estimation risk associated with the use of specific and formula driven allowances.

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

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 58,788, 3,625, and 103,570 shares of common stock were outstanding during 2015, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options to purchase common stock outstanding were $3.23 – $4.70, $4.60 – $5.22, and $3.05 – $5.75 during 2015, 2014 and 2013, respectively. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net income	$5,997	$3,023	$5,193
Preferred stock dividends	210	210	209
Net income available to common shareholders	$5,787	$2,813	$4,984
Denominator:
Weighted average common shares outstanding (basic)	18,863	18,793	18,942
Effect of stock options	70	115	92
Weighted average common shares outstanding (diluted)	18,933	18,908	19,034
Earnings per common share:
Basic	$0.31	$0.15	$0.26
Diluted	0.31	0.15	0.26
STOCK-BASED COMPENSATION:

The Company uses the modified prospective method for accounting of stock-based compensation. The Company recognized $29,000, $42,000 and $82,000 of pretax compensation expense for the years 2015, 2014 and 2013. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. See Note 18 for details on the assumptions used.

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

CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in money market funds. The Company made $1,554,000 in income tax payments in 2015; $1,063,000 in 2014; and $137,000 in 2013. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $189,000 in 2015; $660,000 in 2014; and $766,000 in 2013. The Company made total interest payments of $6,575,000 in 2015; $6,475,000 in 2014; and $6,781,000 in 2013.

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

PENSION:

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. Our pension benefits are described further in Note 14 of the Notes to Consolidated Financial Statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

2.  CASH AND DUE FROM DEPOSITORY INSTITUTIONS

Included in “Cash and due from depository institutions” are required federal reserves of $2,000 for both December 31, 2015 and 2014, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and a depository amount held with the Federal Reserve Bank.

3.  INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	AT DECEMBER 31, 2015
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$2,900	$—	$(19)	$2,881
Corporate bonds	18,541	18	(307)	18,252
U.S. Agency mortgage-backed securities	96,801	1,975	(442)	98,334
Total	$118,242	$1,993	$(768)	$119,467

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES  – (continued)

Investment securities held to maturity:

	AT DECEMBER 31, 2015
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$10,827	$247	$(53)	$11,021
Taxable municipal	5,592	67	(65)	5,594
Corporate bonds and other securities	5,000	3	(85)	4,918
Total	$21,419	$317	$(203)	$21,533

Investment securities available for sale:

	AT DECEMBER 31, 2014
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$5,931	$21	$(46)	$5,906
Corporate bonds	15,497	61	(122)	15,436
U.S. Agency mortgage-backed securities	102,888	3,197	(317)	105,768
Total	$124,316	$3,279	$(485)	$127,110

Investment securities held to maturity:

	AT DECEMBER 31, 2014
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$12,481	$395	$(50)	$12,826
Taxable municipal	3,364	74	(24)	3,414
Corporate bonds and other securities	3,995	6	(28)	3,973
Total	$19,840	$475	$(102)	$20,213

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2015, 79.1% of the portfolio was rated AAA as compared to 84.1% at December 31, 2014. 5.7% of the portfolio was rated below A or unrated on December 31, 2015. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders’ equity at December 31, 2015.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $87,096,000 at December 31, 2015 and $104,780,000 at December 31, 2014.

The Company realized $107,000 of gross investment security gains and $36,000 of gross investment security losses in 2015 and $182,000 of gross investment security gains and $5,000 of investment security losses in 2014, and $289,000 of gross investment gains and $85,000 of gross investment security losses in 2013. On a net basis, the realized gain for 2015 was $47,000 after factoring in tax expense of $24,000 and the realized gain for 2014 was $117,000 after factoring in tax expense of $60,000, and the realized gain for 2013

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES  – (continued)

was $135,000 after factoring in tax expense of $69,000. Proceeds from sales of investment securities available for sale were $3.6 million for 2015, $5.2 million for 2014, and $11.2 million during 2013.

The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values, and the weighted average yield for each type and range of maturity as of December 31, 2015. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. The Company’s consolidated investment securities portfolio had an effective duration of approximately 2.85 years. The weighted average expected maturity for available for sale securities at December 31, 2015 for U.S. Agency, U.S. Agency Mortgage-Backed and Corporate Bond securities was 2.34, 4.43 and 4.47 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2015 for U.S. Agency Mortgage-Backed and Corporate Bonds/Taxable Municipals and other securities were 5.33 and 6.02 years.

Investment securities available for sale:

	AT DECEMBER 31, 2015
	U.S. AGENCY		U.S. AGENCY MORTGAGE-BACKED SECURITIES		CORPORATE BONDS		TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$—	—%	$1,000	2.31%	$1,000	2.31%
After 1 year but within 5 years	2,400	1.27	1,206	4.39	8,000	1.82	11,606	1.98
After 5 years but within 10 years	500	1.97	16,807	3.01	9,541	2.64	26,848	2.86
After 10 years but within15 years	—	—	41,448	2.45	—	—	41,448	2.45
Over 15 years	—	—	37,340	2.37	—	—	37,340	2.37
Total	$2,900	1.39	$96,801	2.54	$18,541	2.27	$118,242	2.47
FAIR VALUE
Within 1 year	$—		$—		$999		$999
After 1 year but within 5 years	2,385		1,253		7,977		11,615
After 5 years but within 10 years	496		17,351		9,276		27,123
After 10 years but within 15 years	—		41,834		—		41,834
Over 15 years	—		37,896		—		37,896
Total	$2,881		$98,334		$18,252		$119,467

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES  – (continued)

Investment securities held to maturity:

	AT DECEMBER 31, 2015
	U.S. AGENCY MORTGAGE-BACKED SECURITIES		CORPORATE BONDS AND OTHER		TOTAL INVESTMENT SECURITIES HELD TO MATURITY
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$1,000	1.67%	$1,000	1.67%
After 1 year but within 5 years	—	—	2,000	1.78	2,000	1.78
After 5 years but within 10 years	2,898	2.40	4,719	4.05	7,617	3.42
After 10 years but within 15 years	—	—	2,115	3.85	2,115	3.85
Over 15 years	7,929	3.30	758	4.97	8,687	3.45
Total	$10,827	3.06	$10,592	3.42	$21,419	3.24
FAIR VALUE
Within 1 year	$—		$995		$995
After 1 year but within 5 years	—		1,930		1,930
After 5 years but within 10 years	2,857		4,710		7,567
After 10 years but within 15 years	—		2,081		2,081
Over 15 years	8,164		796		8,960
Total	$11,021		$10,512		$21,533

The following tables present information concerning investments with unrealized losses as of December 31, 2015 (in thousands):

Total investment securities:	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$1,486	$(14)	$395	$(5)	$1,881	$(19)
U.S. Agency mortgage-backed securities	33,359	(245)	9,088	(250)	42,447	(495)
Taxable municipal	3,617	(65)	—	—	3,617	(65)
Corporate bonds and other securities	8,884	(160)	7,766	(232)	16,650	(392)
Total	$47,346	$(484)	$17,249	$(487)	$64,595	$(971)

The following tables present information concerning investments with unrealized losses as of December 31, 2014 (in thousands):

Total investment securities:	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$996	$(4)	$2,858	$(42)	$3,854	$(46)
U.S. Agency mortgage-backed securities	2,826	(13)	20,408	(354)	23,234	(367)
Taxable municipal	150	(1)	988	(23)	1,138	(24)
Corporate bonds and other securities	2,960	(43)	8,891	(107)	11,851	(150)
Total	$6,932	$(61)	$33,145	$(526)	$40,077	$(587)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES  – (continued)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 64 positions that are considered temporarily impaired at December 31, 2015. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

4.  LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2015	2014
	(IN THOUSANDS)
Commercial	$181,066	$139,126
Commercial loans secured by real estate	421,637	410,329
Real estate-mortgage	257,937	258,616
Consumer	20,344	19,009
Loans, net of unearned income	$880,984	$827,080

Loan balances at December 31, 2015 and 2014 are net of unearned income of $557,000 and $554,000, respectively. Real estate construction loans comprised 3.0% and 3.5% of total loans net of unearned income at December 31, 2015 and 2014, respectively. The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct loan exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2015 and 2014, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 250 mile radius of the Johnstown market.

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $846,000 and $847,000 at December 31, 2015 and 2014, respectively.

5.  ALLOWANCE FOR LOAN LOSSES

The following table summarizes the rollforward of the allowance for loan losses by portfolio segment (in thousands).

	BALANCE AT DECEMBER 31, 2014	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2015
Commercial	$3,262	$(170)	$101	$1,051	$4,244
Commercial loans secured by real estate	3,902	(250)	111	(314)	3,449
Real estate-mortgage	1,310	(753)	171	445	1,173
Consumer	190	(188)	26	123	151
Allocation for general risk	959	—	—	(55)	904
Total	$9,623	$(1,361)	$409	$1,250	$9,921

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

	BALANCE AT DECEMBER 31, 2013	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2014
Commercial	$2,844	$(172)	$141	$449	$3,262
Commercial loans secured by real estate	4,885	(708)	231	(506)	3,902
Real estate-mortgage	1,260	(322)	71	301	1,310
Consumer	136	(121)	24	151	190
Allocation for general risk	979	—	—	(20)	959
Total	$10,104	$(1,323)	$467	$375	$9,623

	BALANCE AT DECEMBER 31, 2012	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2013
Commercial	$2,596	$(50)	$80	$218	$2,844
Commercial loans secured by real estate	7,796	(1,777)	481	(1,615)	4,885
Real estate-mortgage	1,269	(139)	122	8	1,260
Consumer	150	(154)	70	70	136
Allocation for general risk	760	—	—	219	979
Total	$12,571	$(2,120)	$753	$(1,100)	$10,104

The higher provision for commercial loans was necessary due to the transfer into non-accrual status of a $4.1 million loan to a customer in the fracking industry that filed for bankruptcy protection in the fourth quarter. This is the Company’s only meaningful direct loan exposure to the energy industry. The higher provision was also needed to support the continuing growth of the loan portfolio and cover net loan charge-offs. Overall, even with the increase in non-performing assets, the Company continues to maintain strong asset quality. At December 31, 2015, non-performing assets totaled $5.3 million, or 0.71% of total loans.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2015
	(IN THOUSANDS)
Loans:	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	TOTAL
Individually evaluated for impairment	$4,416	$86	$—	$—	$4,502
Collectively evaluated for impairment	176,650	421,551	257,937	20,344	876,482
Total loans	$181,066	$421,637	$257,937	$20,344	$880,984

	AT DECEMBER 31, 2015
	(IN THOUSANDS)
Allowance for loan losses:	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
Specific reserve allocation	$1,387	$—	$—	$—	$—	$1,387
General reserve allocation	2,857	3,449	1,173	151	904	8,534
Total allowance for loan losses	$4,244	$3,449	$1,173	$151	$904	$9,921

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

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The loan segments used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio and therefore, no further disaggregation into classes is necessary. The overall risk profile for the commercial and commercial real estate loan segments are impacted by non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, as a meaningful but declining portion of the commercial portfolio is centered in these types of accounts. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans and home equity loans secured by residential real estate. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

	AT DECEMBER 31, 2015
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial	$4,416	$1,387	$—	$4,416	$4,421
Commercial loans secured by real estate	—	—	86	86	522
Total impaired loans	$4,416	$1,387	$86	$4,502	$4,943

	AT DECEMBER 31, 2014
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial loans secured by real estate	$989	$520	$—	$989	$1,069
Total impaired loans	$989	$520	$—	$989	$1,069

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS)
Average impaired balance:
Commercial	$1,271	$—	$13
Commercial loans secured by real estate	866	1,756	2,459
Consumer	9	—	37
Average investment in impaired loans	$2,146	$1,756	$2,509
Interest income recognized:
Commercial	$10	$—	$—
Commercial loans secured by real estate	17	12	11
Consumer	—	—	3
Interest income recognized on a cash basis on impaired loans	$27	$12	$14

Management uses a nine point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized. The first five “Pass” categories are aggregated, while the Pass-6, Special Mention, Substandard and Doubtful categories are disaggregated to separate pools. The criticized rating categories utilized by management follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due, or for which any portion of the loan represents a specific allocation of the allowance for loan losses are placed in Substandard or Doubtful.

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

	AT DECEMBER 31, 2015
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$174,616	$1,811	$3,318	$1,321	$181,066
Commercial loans secured by real estate	416,331	3,100	2,188	18	421,637
Total	$590,947	$4,911	$5,506	$1,339	$602,703

	AT DECEMBER 31, 2014
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$132,665	$161	$6,164	$136	$139,126
Commercial loans secured by real estate	406,195	620	3,238	276	410,329
Total	$538,860	$781	$9,402	$412	$549,455

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

	AT DECEMBER 31, 2015
	PERFORMING	NON- PERFORMING
	(IN THOUSANDS)
Real estate-mortgage	$256,149	$1,788
Consumer	20,344	—
Total	$276,493	$1,788

	AT DECEMBER 31, 2014
	PERFORMING	NON- PERFORMING
	(IN THOUSANDS)
Real estate-mortgage	$257,199	$1,417
Consumer	19,009	—
Total	$276,208	$1,417

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans.

	AT DECEMBER 31, 2015
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
	(IN THOUSANDS)
Commercial	$176,216	$489	$4,361	$—	$4,850	$181,066	$—
Commercial loans secured by real estate	421,247	208	182	—	390	421,637	—
Real estate-mortgage	254,288	2,658	442	549	3,649	257,937	—
Consumer	20,115	67	162	—	229	20,344	—
Total	$871,866	$3,422	$5,147	$549	$9,118	$880,984	$—

	AT DECEMBER 31, 2014
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
	(IN THOUSANDS)
Commercial	$139,126	$—	$—	$—	$—	$139,126	$—
Commercial loans secured by real estate	410,049	280	—	—	280	410,329	—
Real estate-mortgage	255,021	2,196	332	1,067	3,595	258,616	—
Consumer	18,927	74	8	—	82	19,009	—
Total	$823,123	$2,550	$340	$1,067	$3,957	$827,080	$—

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

The following tables present information concerning non-performing assets including TDR:

	AT DECEMBER 31,
	2015	2014
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial	$4,260	$—
Commercial loans secured by real estate	18	778
Real estate-mortgage	1,788	1,417
Total	6,066	2,195
Other real estate owned:
Commercial loans secured by real estate	—	384
Real estate-mortgage	75	128
Total	75	512
Total restructured loans not in non-accrual (TDR)	156	210
Total non-performing assets including TDR	$6,297	$2,917
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.71%	0.35%

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

Any loan modification where the borrower’s aggregate exposure is at least $250,000 and where the loan currently maintains a criticized or classified risk rating, i.e. Special Mention, Substandard or Doubtful, or where the loan will be assigned a criticized or classified rating after the modification is evaluated to determine the need for TDR classification. The specific ALL reserve for loans modified as TDR’s was $1.4 million and $520,000 as of December 31, 2015 and 2014, respectively.

The following table details the TDRs at December 31, 2015 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	6	$4,320	Extension of maturity date

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	1	$156	Extension of maturity date

The following table details the TDRs at December 31, 2014 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$210	Extension of maturity date

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$742	Extension of maturity date

The following table details the TDRs at December 31, 2013 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$1,250	Extension of maturity date

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$161	Extension of maturity date
Consumer	2	61	Extension of maturity date

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

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Recorded investment of defaults
Commercial loan secured by real estate	$—	$—	$1,480
Total	$—	$—	$1,480

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

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS)
Interest income due in accordance with original terms	$94	$136	$178
Interest income recorded	—	—	—
Net reduction in interest income	$94	$136	$178

Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in the other assets on the Consolidated Balance Sheet. As of December 31, 2015 and 2014, a total of $75,000 and $128,000, respectively of residential real estate foreclosed assets were included in other assets. As of December 31, 2015, the Company had initiated formal foreclosure procedures on $323,000 of consumer residential mortgages.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2015	2014
	(IN THOUSANDS)
Land	$1,198	$1,198
Premises	24,096	24,175
Furniture and equipment	8,291	8,337
Leasehold improvements	696	689
Total at cost	34,281	34,399
Less: Accumulated depreciation and amortization	22,173	21,387
Premises and equipment, net	$12,108	$13,012

The Company recorded depreciation expense of $1.8 million for both years 2015 and 2014, respectively.

8.  DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2015	2014
	(IN THOUSANDS)
Demand:
Non-interest bearing	$188,947	$167,551
Interest bearing	92,037	89,676
Savings	93,949	90,020
Money market	258,818	221,378
Certificates of deposit in denominations of $100,000 or more	31,422	50,529
Other time	238,121	250,727
Total deposits	$903,294	$869,881

Interest expense on deposits consisted of the following:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS)
Interest bearing demand	$199	$191	$138
Savings	156	144	139
Money market	817	761	736
Certificates of deposit in denominations of $100,000 or more	266	268	289
Other time	3,314	3,525	3,862
Total interest expense	$4,752	$4,889	$5,164

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  DEPOSITS  – (continued)

The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2015 maturing in the periods presented:

YEAR:	OTHER TIME DEPOSITS	CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
	(IN THOUSANDS)
2016	$102,774	$28,288
2017	26,971	1,988
2018	36,165	945
2019	28,543	100
2020	17,013	—
2021 and after	26,655	101
Total	$238,121	$31,422

The maturities on certificates of deposit greater than $100,000 or more as of December 31, 2015, are as follows:

MATURING IN:	(IN THOUSANDS)
Three months or less	$6,868
Over three through six months	12,588
Over six through twelve months	8,832
Over twelve months	3,134
Total	$31,422

The aggregate amount of time deposit accounts (including certificates of deposit) that meet or exceed the FDIC insurance limit at December 31, 2015 and 2014 are $46.1 million and $65.2 million, respectively.

9.  SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2015
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$48,748
Maximum indebtedness at any month end	—	65,071
Average balance during year	—	24,582
Average rate paid for the year	—	0.35%
Interest rate on year-end balance	—	0.43

	AT DECEMBER 31, 2014
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$38,880
Maximum indebtedness at any month end	—	47,762
Average balance during year	—	18,783
Average rate paid for the year	—	0.29%
Interest rate on year-end balance	—	0.27

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  SHORT-TERM BORROWINGS  – (continued)

	AT DECEMBER 31, 2013
	FEDERAL FUNDS PURCHASED	OTHER SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$41,555
Maximum indebtedness at any month end	—	41,555
Average balance during year	959	16,482
Average rate paid for the year	0.34%	0.26%
Interest rate on year-end balance	—	0.25

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to one year in maturity. The average maturity was three days at the end of 2015, and one day for 2014 and 2013.

10.  ADVANCES FROM FEDERAL HOME LOAN BANK, GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES AND SUBORDINATED DEBT

Advances from the FHLB consist of the following:

	AT DECEMBER 31, 2015
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS, EXCEPT RATES)
2016	0.81	$12,000
2017	1.06	12,000
2018	1.48	12,000
2019	1.73	7,000
2020	1.69	5,000
Total advances from FHLB	1.27	$48,000

	AT DECEMBER 31, 2014
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS, EXCEPT RATES)
2015	0.52	$4,000
2016	0.81	12,000
2017	1.06	12,000
2018	1.51	10,000
2019	1.88	4,000
Total advances from FHLB	1.12	$42,000

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate and certain types of CRE. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rate on the advances is fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage and CRE loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2015, the Company had immediately available

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  ADVANCES FROM FEDERAL HOME LOAN BANK, GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES AND SUBORDINATED DEBT  – (continued)

$350 million of overnight borrowing capability at the FHLB, $33 million of short-term borrowing availability at the Federal Reserve Bank and $39 million of unsecured federal funds lines with correspondent banks.

Guaranteed Junior Subordinated Deferrable Interest Debentures:

On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by the Company. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $193,000 as of December 31, 2015 and are included in other assets on the Consolidated Balance Sheets, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. The Company used $22.5 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in 2005 and 2004. The balance as of December 31, 2015 and 2014 was $13.1 million.

Subordinated Debt:

On December 29, 2015, the Company completed a private placement of $7.65 million in aggregate principal amount of fixed rate subordinated notes to certain accredited investors. The subordinated notes mature December 31, 2025 and have a 6.50% fixed interest rate for the entire term. This subordinated debt has been structured to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and will be non-callable for five years. Unamortized deferred issuance costs associated with the subordinated debt amounted to $232,000 as of December 31, 2015 and are included in other assets on the Consolidated Balance Sheets, and are being amortized on a straight-line basis over the term of the issue. The Company used the proceeds from this private placement and other cash on hand to redeem all $21 million of its issued and outstanding SBLF preferred stock on January 27, 2016. For more information on this redemption see Note 26 Subsequent Event.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS  – (continued)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2015 and 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liability Measured on a Recurring Basis:

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2015 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Assets:
U.S. Agency securities	$2,881	$—	$2,881	$—
U.S. Agency mortgage-backed securities	98,334	—	98,334	—
Corporate bonds	18,252	—	18,252	—

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2014 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Assets:
U.S. Agency securities	$5,906	$—	$5,906	$—
U.S. Agency mortgage-backed securities	105,768	—	105,768	—
Corporate bonds	15,436	—	15,436	—

Assets Measured on a Non-recurring Basis:

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2015 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Assets:
Impaired loans	$3,115	$—	$—	$3,115
Other real estate owned	75	—	—	75

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2014 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Assets:
Impaired loans	$469	$—	$—	$469
Other real estate owned	512	—	—	512

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At December 31, 2015, impaired loans with a carrying value of $4.5 million were reduced by specific valuation allowance totaling $1.4 million resulting in a net fair value of $3.1 million. At December 31, 2014, impaired loans with a carrying value of $989,000 were reduced by specific valuation allowance totaling $520,000 resulting in a net fair value of $469,000.

OREO is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS  – (continued)

December 31, 2015	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$3,115	Appraisal of collateral(1)	Appraisal adjustments(2)	15% to 20% (17%)
Other real estate owned	75	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	23% to 49% (35%)
			Liquidation expenses(2)	10% to 59% (25%)

December 31, 2014	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$469	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 37%(30%)
			Liquidation expenses(2)	1% to 15%(10%)
Other real estate owned	512	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	47% to 83%(55%)
			Liquidation expenses(2)	1% to 61%(9%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Fair values have been determined by the Company using independent third party valuations that uses best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash and cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded carrying values. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded carrying values at December 31, 2015 and 2014, were as follows:

	AT DECEMBER 31, 2015
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$48,510	$48,510	$48,510	$—	$—
Investment securities – AFS	119,467	119,467	—	119,467	—
Investment securities – HTM	21,419	21,533	—	18,608	2,925
Regulatory stock	6,753	6,753	6,753	—	—
Loans held for sale	3,003	3,041	3,041	—	—
Loans, net of allowance for loan loss and unearned income	871,063	869,591	—	—	869,591
Accrued interest income receivable	3,057	3,057	3,057	—	—
Bank owned life insurance	37,228	37,228	37,228	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$633,751	$633,751	$633,751	$—	$—
Deposits with stated maturities	269,543	271,909	—	—	271,909
Short-term borrowings	48,748	48,748	48,748	—	—
All other borrowings	68,735	72,241	—	—	72,241
Accrued interest payable	1,651	1,651	1,651	—	—

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

13.  INCOME TAXES

The expense for income taxes is summarized below:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS)
Current	$1,455	$1,036	$139
Deferred	888	562	2,150
Income tax expense	$2,343	$1,598	$2,289

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2015		2014		2013
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense based on federal statutory rate	$2,836	34.0%	$1,571	34.0%	$2,544	34.0%
Tax exempt income	(574)	(6.9)	(274)	(5.9)	(359)	(4.8)
Other	81	1.0	301	6.5	104	1.4
Total expense for income taxes	$2,343	28.1%	$1,598	34.6%	$2,289	30.6%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES  – (continued)

The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2015	2014
	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$3,373	$3,272
Unfunded commitment reserve	298	300
Premises and equipment	1,602	1,433
Accrued pension obligation	1,658	2,358
Net operating loss carryforwards	—	242
Alternative minimum tax credits	2,248	2,820
Other	487	349
Total tax assets	9,666	10,774
DEFERRED TAX LIABILITIES:
Investment accretion	(16)	(25)
Unrealized investment security gains	(420)	(950)
Other	(237)	(251)
Total tax liabilities	(673)	(1,226)
Net deferred tax asset	$8,993	$9,548

At December 31, 2015 and 2014, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize all net operating loss carryforwards and alternative minimum tax (AMT) credits.

The change in net deferred tax assets and liabilities consist of the following:

	YEAR ENDED DECEMBER 31,
	2015	2014
	(IN THOUSANDS)
Unrealized gains recognized in comprehensive income	$530	$(404)
Pension obligation of the defined benefit plan not yet recognized in income	(197)	942
Deferred provision for income taxes	(888)	(562)
Net decrease	$(555)	$(24)

The Company has AMT credit carryforwards of approximately $2.2 million at December 31, 2015. These credits have an indefinite carryforward period. The Company has fully recognized all of its net operating loss carryforward in 2015.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES  – (continued)

Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company has no tax liability for uncertain tax positions. The Company’s federal and state income tax returns for taxable years through 2012 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

14.  EMPLOYEE BENEFIT PLANS

PENSION PLANS:

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Effective January 1, 2013, the Company implemented a soft freeze of its defined benefit pension plan for non-union employees. A soft freeze means that all existing employees as of December 31, 2012 will remain in the defined benefit pension plan but any new non-union employees hired after January 1, 2013 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401K program. The Company implemented a similar soft freeze of its defined benefit pension plan for union employees effective January 1, 2014. The Company executed these changes to help reduce its pension costs in future years. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of the Company’s common stock valued at $666,000 and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31, 2015.

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2015	2014
	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$33,701	$30,249
Service cost	1,557	1,601
Interest cost	1,341	1,368
Actuarial (gain) loss	(1,063)	3,406
Curtailments	—	328
Special/contractual termination benefits	—	376
Benefits paid	(2,419)	(3,627)
Benefit obligation at end of year	33,117	33,701
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	27,367	26,288
Actual return on plan assets	(154)	2,056
Employer contributions	3,635	2,650
Benefits paid	(2,419)	(3,627)
Fair value of plan assets at end of year	28,429	27,367
Funded status of the plan – under funded	$(4,688)	$(6,334)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

	YEAR ENDED DECEMBER 31,
	2015	2014
	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$12,431	$12,596
Total	$12,431	$12,596

	YEAR ENDED DECEMBER 31,
	2015	2014
	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$30,606	$30,914

The weighted-average assumptions used to determine benefit obligations at December 31, 2015 and 2014 were as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	4.20%	4.00%
Salary scale	2.50	2.50

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,557	$1,601	$1,703
Interest cost	1,341	1,368	1,189
Expected return on plan assets	(2,130)	(1,991)	(1,775)
Amortization of prior year service cost	—	(19)	(19)
Amortization of transition asset	—	—	(8)
Special termination benefit liability	—	376	—
Recognized net actuarial loss	1,386	1,181	1,375
Net periodic pension cost	$2,154	$2,516	$2,465

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS
Net (gain) loss	$1,221	$3,669	$(2,832)
Recognized loss	(1,386)	(1,181)	(1,375)
Recognized prior service cost	—	19	19
Recognized net initial asset	—	—	8
Total recognized in other comprehensive loss before tax effect	$(165)	$2,507	$(4,180)
Total recognized in net benefit cost and other comprehensive loss before tax effect	$1,989	$5,023	$(1,715)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $1,051,000.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	4.00%	4.50%	4.00%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	2.50	2.50	2.50

The Company has assumed an 8% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 15 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 60% of plan assets.

PLAN ASSETS:

The plan’s measurement date is December 31, 2015. This plan’s asset allocations at December 31, 2015 and 2014, by asset category are as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014
ASSET CATEGORY:
Cash and cash equivalents	6%	2%
Domestic equities	7	10
Mutual funds/ETFs	75	80
International equities	1	3
Corporate bonds	11	5
Total	100%	100%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

The major categories of assets in the Company’s Pension Plan as of year end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2015	2014
	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$1,611	$639
Domestic equities	1,978	2,753
International equities	397	851
Mutual funds/ETFs	21,396	21,782
Level 2:
Corporate bonds	3,047	1,342
Total fair value of plan assets	$28,429	$27,367

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

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2015, 2.9% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

The Company presently expects that the contribution to be made to the Plan in 2016 will be approximately $3.0 million.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid.

YEAR:	ESTIMATED FUTURE BENEFIT PAYMENTS
(IN THOUSANDS)
2016	$2,287
2017	2,417
2018	2,319
2019	2,215
2020	2,589
Years 2021 – 2025	11,706
401(k) PLAN:

The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 2% of contribution up to a maximum of 1%. The Company also contributes 4% of salaries for union members who are in the plan. Effective January 1, 2013, any new non-union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 6% of contribution up to a maximum of 3%. Effective January 1, 2014, any new union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match dollar for dollar up to a maximum of 4%. Contributions by the Company charged to operations were $433,000 and $387,000 for the years ended December 31, 2015 and 2014, respectively. The fair value of plan assets includes $1.4 million pertaining to the value of the Company’s common stock and Trust Preferred securities that are held by the plan at December 31, 2015.

Except for the above benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

15.  LEASE COMMITMENTS

The Company’s obligation for future minimum lease payments on operating leases at December 31, 2015, is as follows:

YEAR:	FUTURE MINIMUM LEASE PAYMENTS
(IN THOUSANDS)
2016	$716
2017	520
2018	342
2019	223
2020	234
2021 and thereafter	1,739

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance. Rent expense included in total non-interest expense amounted to $821,000, $732,000 and $764,000, in 2015, 2014, and 2013, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2015, the Company had various outstanding commitments to extend credit approximating $170.5 million and standby letters of credit of $7.5 million, compared to commitments to extend credit of $188.0 million and standby letters of credit of $7.2 million at December 31, 2014. Standby letters of credit had terms ranging from 1 to 2 years with annual extension options available. Standby letters of credit of approximately $2.7 million were secured as of December 31, 2015 and approximately $3.3 million at December 31, 2014. The carrying amount of the liability for AmeriServ obligations related to unfunded commitments and standby letters of credit was $877,000 at December 31, 2015 and $882,000 at December 31, 2014.

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

17.  PREFERRED STOCK

SBLF:

On August 11, 2011, pursuant to the Small Business Lending Fund (SBLF), the Company issued and sold to the US Treasury 21,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E Preferred Stock) for the aggregate proceeds of $21 million. The SBLF was a voluntary program sponsored by the US Treasury that encouraged small business lending by providing capital to qualified community banks at favorable rates. The Company used the proceeds from the Series E Preferred Stock issued to the US Treasury to repurchase all 21,000 shares of its outstanding preferred shares previously issued to the US Treasury under the Capital Purchase Program.

On January 27, 2016, we redeemed the Series E Preferred Stock, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends, after receiving approval of our federal banking regulator and the US Treasury. For more information regarding this redemption see Note 26 Subsequent Event.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  STOCK COMPENSATION PLANS

The Company uses the modified prospective method for accounting for stock-based compensation and recognized $29,000 of pretax compensation expense for the year 2015, $42,000 in 2014 and $82,000 in 2013.

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

A summary of the status of the Company’s Stock Incentive Plan at December 31, 2015, 2014, and 2013, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31,
	2015		2014		2013
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	559,909	$2.66	487,349	$2.55	398,371	$2.43
Granted	32,500	2.96	115,000	3.18	102,445	3.19
Exercised	(75,923)	2.07	(10,700)	2.25	(3,467)	1.81
Forfeited	(46,037)	3.04	(31,740)	3.08	(10,000)	4.25
Outstanding at end of year	470,449	2.74	559,909	2.66	487,349	2.55
Exercisable at end of year	336,555	2.58	330,822	2.36	257,253	2.25
Weighted average fair value of options granted in current year		$0.67		$0.85		$0.83

A total of 336,555 of the 470,449 options outstanding at December 31, 2015, are exercisable and have exercise prices between $1.53 and $4.70, with a weighted average exercise price of $2.58 and a weighted average remaining contractual life of 5.79 years. All of these options are exercisable. The remaining 133,894 options that are not yet exercisable have exercise prices between $2.96 and $3.23, with a weighted average exercise price of $3.13 and a weighted average remaining contractual life of 8.30 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2015, 2014, and 2013.

	YEAR ENDED DECEMBER 31,
BLACK-SCHOLES ASSUMPTION RANGES	2015	2014	2013
Risk-free interest rate	1.97%	2.43 – 2.74%	1.82 – 1.03%
Expected lives in years	10	10	10
Expected volatility	22%	28 – 29%	30 – 32%
Expected dividend rate	1.35%	1.25 – 1.30%	1.30%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the periods ending December 31, 2015 and 2014 (in thousands):

	YEAR ENDING DECEMBER 31, 2015			YEAR ENDING DECEMBER 31, 2014
	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$1,843	$(8,745)	$(6,902)	$1,043	$(6,918)	$(5,875)
Other comprehensive income (loss) before reclassifications	(989)	(242)	(1,231)	917	(2,354)	(1,437)
Amounts reclassified from accumulated other comprehensive loss	(46)	624	578	(117)	527	410
Net current period other comprehensive income (loss)	(1,035)	382	(653)	800	(1,827)	(1,027)
Ending balance	$808	$(8,363)	$(7,555)	$1,843	$(8,745)	$(6,902)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the periods ending December 31, 2015 and 2014 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	YEAR ENDING DECEMBER 31, 2015	YEAR ENDING DECEMBER 31, 2014	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities	$(71)	$(177)	Net realized gains on investment securities
	25	60	Provision for income taxes
	$(46)	$(117)	Net of tax
Amortization of defined benefit items(2)
Recognized net actuarial loss	$946	$813	Salaries and employee benefits
Prior service cost	—	(14)	Salaries and employee benefits
	946	799	Pretax income
	(322)	(272)	Provision for income taxes
	$624	$527	Net income
Total reclassifications for the period	$578	$410	Net income

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 14 for additional details).

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

	AT DECEMBER 31,
	2015	2014
Balance at January 1	$11,944	$12,613
Goodwill impairment charge	—	(669)
Balance at December 31	$11,944	$11,944

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

The contribution of the major business segments to the Consolidated Results of Operations were as follows:

	YEAR ENDED DECEMBER 31, 2015
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,680	$18,390	$58	$(3,767)	$35,361
Provision for loan loss	192	1,058	—	—	1,250
Non-interest income	5,537	552	8,683	495	15,267
Non-interest expense	21,849	10,303	6,606	2,280	41,038
Income (loss) before income taxes	4,176	7,581	2,135	(5,552)	8,340
Income tax expense (benefit)	1,160	2,167	726	(1,710)	2,343
Net income (loss)	$3,016	$5,414	$1,409	$(3,842)	$5,997
Total assets	$415,433	$589,840	$5,263	$138,386	$1,148,922

	YEAR ENDED DECEMBER 31, 2014
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,141	$16,777	$47	$(2,921)	$34,044
Provision for loan loss	57	318	—	—	375
Non-interest income	5,633	381	8,118	191	14,323
Non-interest expense	22,531	10,868	6,967	3,005	43,371
Income (loss) before income taxes	3,186	5,972	1,198	(5,735)	4,621
Income tax expense (benefit)	958	1,819	634	(1,813)	1,598
Net income (loss)	$2,228	$4,153	$564	$(3,922)	$3,023
Total assets	$376,009	$563,690	$5,015	$144,549	$1,089,263

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2015 and 2014, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.57% and 7.56% for 2015 and 2014, respectively.

	AT DECEMBER 31, 2015
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$144,096	15.55%	$106,890	11.67%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	93,202	10.06	96,092	10.49	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	125,648	13.56	96,092	10.49	6.00	8.00
Tier 1 Capital (To Average Assets)	125,648	11.41	96,092	8.97	4.00	5.00

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  REGULATORY CAPITAL  – (continued)

	AT DECEMBER 31, 2014
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$131,497	14.80%	$106,084	12.07%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	—	—	—	—	—	—
Tier 1 Capital (To Risk Weighted Assets)	120,992	13.62	95,579	10.88	4.00	6.00
Tier 1 Capital (To Average Assets)	120,992	11.34	95,579	9.19	4.00	5.00

*	Applies to the Bank only.

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act, which will require institutions to, among other things, have more capital and a higher quality of capital by increasing the minimum regulatory capital ratios, and requiring capital buffers. The new rules became effective for the Company on January 1, 2015, with an implementation period that stretches to 2019. For a more detailed discussion see the Capital Resources section of the MD&A.

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

BALANCE SHEETS

	AT DECEMBER 31,
	2015	2014
	(IN THOUSANDS)
ASSETS
Cash	$100	$100
Short-term investments in money market funds	21,793	5,784
Investment securities available for sale	8,484	11,714
Equity investment in banking subsidiary	100,726	100,473
Equity investment in non-banking subsidiaries	6,007	5,685
Guaranteed junior subordinated deferrable interest debenture issuance costs	193	209
Subordinated debt issuance costs	232	—
Other assets	3,197	4,698
TOTAL ASSETS	$140,732	$128,663
LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$13,085	$13,085
Subordinated debt	7,650	—
Other liabilities	1,024	1,171
TOTAL LIABILITIES	21,759	14,256
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	118,973	114,407
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,732	$128,663

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,432	$2,432	$2,355
Dividends from banking subsidiary	5,100	1,500	5,500
Dividends from non-banking subsidiaries	975	870	675
Interest, dividend and other income	669	262	243
TOTAL INCOME	9,176	5,064	8,773
EXPENSE
Interest expense	1,125	1,121	1,121
Salaries and employee benefits	2,302	2,576	2,502
Other expense	1,563	1,996	1,608
TOTAL EXPENSE	4,990	5,693	5,231
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	4,187	(629)	3,542
Benefit for income taxes	642	1,020	895
Equity in undistributed earnings of subsidiaries	1,168	2,632	756
NET INCOME	$5,997	$3,023	$5,193
COMPREHENSIVE INCOME	$5,344	$1,996	$4,697

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  PARENT COMPANY FINANCIAL INFORMATION  – (continued)

             STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$5,997	$3,023	$5,193
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,168)	(2,632)	(756)
Stock compensation expense	29	42	82
Other – net	842	(505)	(718)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,700	(72)	3,801
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(1,533)	(2,027)	(3,885)
Proceeds from maturity of investment securities – available for sale	4,669	2,284	2,506
Proceeds from life insurance policies	719	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,855	257	(1,379)
FINANCING ACTIVITIES
Purchase of treasury stock	—	—	(1,171)
Subordinated debt issuance, net	7,418	—	—
Preferred stock dividends paid	(210)	(210)	(209)
Common stock dividends paid	(754)	(752)	(566)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,454	(962)	(1,946)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,009	(777)	476
CASH AND CASH EQUIVALENTS AT JANUARY 1	5,884	6,661	6,185
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$21,893	$5,884	$6,661

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. The subsidiary Bank had a combined $109,300,000 of restricted surplus and retained earnings at December 31, 2015.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2015 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$10,282	$10,667	$10,409	$10,523
Interest expense	1,690	1,632	1,609	1,589
Net interest income	8,592	9,035	8,800	8,934
Provision for loan losses	500	300	200	250
Net interest income after provision for loan losses	8,092	8,735	8,600	8,684
Non-interest income	3,848	4,015	3,692	3,712
Non-interest expense	10,170	10,219	10,239	10,410
Income before income taxes	1,770	2,531	2,053	1,986
Provision for income taxes	396	698	632	617
Net income	$1,374	$1,833	$1,421	$1,369
Basic earnings per common share	$0.07	$0.09	$0.07	$0.07
Diluted earnings per common share	0.07	0.09	0.07	0.07
Cash dividends declared per common share	0.01	0.01	0.01	0.01

	2014 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$10,344	$10,019	$9,983	$10,095
Interest expense	1,612	1,616	1,599	1,570
Net interest income	8,732	8,403	8,384	8,525
Provision (credit) for loan losses	375	—	—	—
Net interest income after provision (credit) for loan losses	8,357	8,403	8,384	8,525
Non-interest income	3,560	3,593	3,638	3,532
Non-interest expense	10,770	11,243	10,620	10,738
Income before income taxes	1,147	753	1,402	1,319
Provision for income taxes	398	388	423	389
Net income	$749	$365	$979	$930
Basic earnings per common share	$0.04	$0.02	$0.05	$0.05
Diluted earnings per common share	0.04	0.02	0.05	0.05
Cash dividends declared per common share	0.01	0.01	0.01	0.01

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.  SUBSEQUENT EVENT

On January 27, 2016, the Company redeemed all 21,000 preferred stock shares issued under the Small Business Lending Fund of the U.S. Department of the Treasury (SBLF). The Company received approval from the Board of Governors of the Federal Reserve System and the U.S. Department of Treasury to fully redeem the noncumulative perpetual preferred stock that had been issued to the U.S. Department of Treasury on August 11, 2011 in connection with the Company’s participation in the SBLF program. The shares were redeemed at $1,000 per share plus accrued dividends for a total redemption price of approximately $21 million. The redemption was funded from the previously disclosed issuance of $7.65 million of subordinated debt and $13.4 million of cash and securities on hand. Following the redemption, the Company has no preferred shares outstanding. The Company continues to have capital in excess of minimum regulatory requirements and at levels that qualify as “well capitalized” under applicable regulatory guidelines. Under the program, the Company was able to leverage the funds to lend an additional $192 million in loans to small businesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmeriServ Financial, Inc.

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of AmeriServ Financial, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmeriServ Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2016, expressed an unqualified opinion on the effectiveness of AmeriServ Financial, Inc.’s internal control over financial reporting.

/s/ S.R. Snodgrass, P.C.

Wexford, Pennsylvania
March 8, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
AmeriServ Financial, Inc.
Johnstown, Pennsylvania

We have audited AmeriServ Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. AmeriServ Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on AmeriServ Financial, Inc.’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AmeriServ Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by COSO in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 8, 2016, expressed an unqualified opinion.

/s/ S.R. Snodgrass, P.C.

Wexford, Pennsylvania
March 8, 2016

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2015, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2015, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”. S.R. Snodgrass, P.C., independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Reserve as safety and soundness laws and regulations.

Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2015.

/s/ JEFFREY A. STOPKO Jeffrey A. Stopko President & Chief Executive Officer	/s/ MICHAEL D. LYNCH Michael D. Lynch Senior Vice President & Chief Financial Officer

Johnstown, PA
March 8, 2016

STATEMENT OF MANAGEMENT RESPONSIBILITY

February 18, 2016

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

/s/ JEFFREY A. STOPKO Jeffrey A. Stopko President & Chief Executive Officer	/s/ MICHAEL D. LYNCH Michael D. Lynch Senior Vice President & Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, the Company’s management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

Management Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2015 is included in Item 8.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

The following table summarizes the number of shares remaining for issuance under the Company’s outstanding stock incentive plans as of December 31, 2015.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	470,449	$2.74	308,058
Equity compensation plans not approved by security holders	0	0	0
Total	470,449	$2.74	308,058

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2015 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under SEC accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN
3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011.	Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011
3.2	Bylaws, as amended and restated effective December 30, 2014.	Exhibit 3.2 to the Current Report on Form 8-K filed on January 2, 2015
10.1	Employment Agreement, dated April 27, 2015, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2015
10.2	AmeriServ Financial, Inc. 2011 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 21, 2011
10.3	AmeriServ Financial, Inc. Deferred Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2014
10.4	Employment Agreement, dated February 19, 2016, between AmeriServ Financial, Inc. and Michael D. Lynch.	Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2016
21.1	Subsidiaries of the Registrant.	Attached
23.1	Consent of Independent Registered Public Accounting Firm	Attached
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached
101	The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.	Attached

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

By:	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President & CEO

Date: February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2016:

/s/ Craig G. Ford Craig G. Ford	Chairman Director
/s/ Jeffrey A. Stopko Jeffrey A. Stopko	President & CEO Director	/s/ Michael D. Lynch Michael D. Lynch	CFO & SVP
/s/ J. Michael Adams, Jr. J. Michael Adams, Jr.	Director	/s/ Margaret A. O’Malley Margaret A. O’Malley	Director
/s/ Allan R. Dennison Allan R. Dennison	Director	/s/ Mark E. Pasquerilla Mark E. Pasquerilla	Director
/s/ Daniel R. DeVos Daniel R. DeVos	Director	/s/ Sara A. Sargent Sara A. Sargent	Director
/s/ Bruce E. Duke, III Bruce E. Duke, III	Director	/s/ Thomas C. Slater Thomas C. Slater	Director
/s/ James M. Edwards, Sr. James M. Edwards, Sr.	Director	/s/ Robert L. Wise Robert L. Wise	Director
/s/ Kim W. Kunkle Kim W. Kunkle	Director

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL
BANK OFFICE LOCATIONS
*	Main Office Downtown 216 Franklin Street PO Box 520 Johnstown, PA 15907-0520 1-800-837-BANK (2265)
*	Westmont Office 110 Plaza Drive Johnstown, PA 15905-1211
*	University Heights Office 1404 Eisenhower Boulevard Johnstown, PA 15904-3218
*	Eighth Ward Office 1059 Franklin Street Johnstown, PA 15905-4303
*	Carrolltown Office 101 South Main Street Carrolltown, PA 15722-0507
*	Northern Cambria Office 4206 Crawford Avenue Suite 1 Northern Cambria, PA 15714-1342
*	Lovell Park Office 179 Lovell Avenue Ebensburg, PA 15931-1864
*	Nanty Glo Office 1383 Shoemaker Street Nanty Glo, PA 15943-1254
*	Galleria Mall Office 500 Galleria Drive Suite 100 Johnstown, PA 15904-8911

*	Seward Office 1 Roadway Plaza 6858 Route 711 Suite One Seward, PA 15954-3130
*	Windber Office 1501 Somerset Avenue Windber, PA 15963-1745
*	Central City Office 104 Sunshine Avenue Central City, PA 15926-1129
*	Somerset Office 108 W. Main Street Somerset, PA 15501-2035
*	Derry Office 112 South Chestnut Street Derry, PA 15627-1938
*	South Atherton Office 734 South Atherton Street State College, PA 16801-4628

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
1829 Howell Road
Suite 3

Hagerstown, MD 21740-6606

Pittsburgh Loan Center
Penn Center East
Building 1
201 Penn Center Boulevard
Suite 200
Pittsburgh, PA 15235-5507

Harrisonburg Office
2322 Blue Stone Hills Drive
Harrisonburg, VA 22801

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
P O Box 43078
Providence, RI 02940-3078
Shareholder Inquiries: 1-800-730-4001
Internet Address: http://www.Computershare.com

INFORMATION

Analysts, investors, shareholders, and others seeking financial data about AmeriServ Financial, Inc. or any of its subsidiaries’ annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports — are asked to contact Jeffrey A. Stopko, President & Chief Executive Officer at (814) 533-5310 or by e-mail at JStopko@AmeriServ.com. The Company also maintains a website (www.AmeriServ.com) that makes available, free of charge, such reports and proxy statements and other current financial information, such as press releases and SEC documents, as well as the corporate governance documents under the Investor Relations tab on the Company’s website. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.