Form 10-Q
period 2016-03-31
AMERISERV FINANCIAL INC /PA/
filed 2016-05-06
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2016
Common Stock, par value $0.01	18,896,876

AmeriServ Financial, Inc.

INDEX

i

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from depository institutions	$18,067	$23,443
Interest bearing deposits	2,796	6,960
Short-term investments in money market funds	2,760	18,107
Total cash and cash equivalents	23,623	48,510
Investment securities:
Available for sale	115,742	119,467
Held to maturity (fair value $23,800 on March 31, 2016 and $21,533 on December 31, 2015)	23,258	21,419
Loans held for sale	2,438	3,003
Loans	880,496	881,541
Less: Unearned income	524	557
Allowance for loan losses	9,520	9,921
Net loans	870,452	871,063
Premises and equipment, net	11,899	12,108
Accrued interest income receivable	3,295	3,057
Goodwill	11,944	11,944
Bank owned life insurance	37,396	37,228
Net deferred tax asset	9,560	8,993
Federal Home Loan Bank stock	4,647	4,628
Federal Reserve Bank stock	2,125	2,125
Other assets	5,322	4,952
TOTAL ASSETS	$1,121,701	$1,148,497
LIABILITIES
Non-interest bearing deposits	$180,348	$188,947
Interest bearing deposits	726,425	714,347
Total deposits	906,773	903,294
Short-term borrowings	39,952	48,748
Advances from Federal Home Loan Bank	49,000	48,000
Guaranteed junior subordinated deferrable interest debentures, net	12,896	12,892
Subordinated debt, net	7,424	7,418
Total borrowed funds	109,272	117,058
Other liabilities	8,067	9,172
TOTAL LIABILITIES	1,024,112	1,029,524
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on December 31, 2015	—	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,512,380 shares issued and 18,894,561 outstanding on March 31, 2016; 26,488,630 shares issued and 18,870,811 outstanding on December 31, 2015	265	265
Treasury stock at cost, 7,617,819 shares on March 31, 2016 and December 31, 2015	(74,829)	(74,829)
Capital surplus	145,496	145,441
Retained earnings	33,181	34,651
Accumulated other comprehensive loss, net	(6,524)	(7,555)
TOTAL SHAREHOLDERS’ EQUITY	97,589	118,973
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,121,701	$1,148,497

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans	$9,465	$9,456
Interest bearing deposits	7	2
Short-term investments in money market funds	10	2
Investment securities:
Available for sale	767	913
Held to maturity	173	150
Total Interest Income	10,422	10,523
INTEREST EXPENSE
Deposits	1,254	1,174
Short-term borrowings	42	10
Advances from Federal Home Loan Bank	159	125
Guaranteed junior subordinated deferrable interest debentures	280	280
Subordinated debt	129	—
Total Interest Expense	1,864	1,589
NET INTEREST INCOME	8,558	8,934
Provision for loan losses	3,100	250
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,458	8,684
NON-INTEREST INCOME
Trust and investment advisory fees	2,075	2,056
Service charges on deposit accounts	415	419
Net gains on sale of loans	107	191
Mortgage related fees	63	115
Net realized gains on investment securities	57	—
Bank owned life insurance	167	363
Other income	553	568
Total Non-Interest Income	3,437	3,712
NON-INTEREST EXPENSE
Salaries and employee benefits	6,166	6,073
Net occupancy expense	737	841
Equipment expense	436	466
Professional fees	1,465	1,211
Supplies, postage and freight	195	178
Miscellaneous taxes and insurance	291	297
Federal deposit insurance expense	179	167
Other expense	1,242	1,177
Total Non-Interest Expense	10,711	10,410
PRETAX INCOME (LOSS)	(1,816)	1,986
Provision (benefit) for income tax expense	(549)	617
NET INCOME (LOSS)	(1,267)	1,369
Preferred stock dividends	15	53
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(1,282)	$1,316
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$(0.07)	$0.07
Average number of shares outstanding	18,884	18,851
Diluted:
Net income (loss)	$(0.07)	$0.07
Average number of shares outstanding	18,884	18,909
Cash dividends declared	$0.01	$0.01

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,267)	$1,369
Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	504	655
Income tax effect	(171)	(223)
Unrealized holding losses on available for sale securities arising during period	1,115	346
Income tax effect	(379)	(117)
Reclassification adjustment for gains on available for sale securities included in net income	(57)	—
Income tax effect	19	—
Other comprehensive income	1,031	661
Comprehensive income (loss)	$(236)	$2,030

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$(1,267)	$1,369
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	3,100	250
Depreciation expense	445	456
Net amortization of investment securities	87	85
Net realized gains on investment securities available for sale	(57)	—
Net gains on loans held for sale	(107)	(191)
Amortization of deferred loan fees	(74)	(67)
Origination of mortgage loans held for sale	(7,226)	(11,764)
Sales of mortgage loans held for sale	7,898	13,431
Increase in accrued interest income receivable	(238)	(173)
Decrease in accrued interest payable	(167)	(161)
Earnings on bank owned life insurance	(167)	(171)
Deferred income taxes	(976)	285
Amortization of deferred issuance costs	10	—
Stock based compensation expense	55	132
Other, net	(912)	(696)
Net cash provided by operating activities	404	2,785
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(6,128)	—
Purchases of investment securities – held to maturity	(2,107)	—
Proceeds from sales of investment securities – available for sale	4,248	—
Proceeds from maturities of investment securities – available for sale	6,649	4,852
Proceeds from maturities of investment securities – held to maturity	253	350
Purchases of regulatory stock	(4,929)	(3,878)
Proceeds from redemption of regulatory stock	4,910	4,425
Long-term loans originated	(52,432)	(68,544)
Principal collected on long-term loans	48,974	41,248
Loans purchased or participated	(3,995)	(4,000)
Loans sold or participated	5,000	7,755
Proceeds from sale of other real estate owned	13	53
Proceeds from life insurance policy	—	200
Purchases of premises and equipment	(227)	(220)
Net cash used in investing activities	229	(17,759)
FINANCING ACTIVITIES
Net increase in deposit balances	3,479	22,722
Net decrease in other short-term borrowings	(8,796)	(11,661)
Principal borrowings on advances from Federal Home Loan Bank	2,000	2,000
Principal repayments on advances from Federal Home Loan Bank	(1,000)	—
Preferred stock redemption	(21,000)	—
Common stock dividends	(188)	(188)
Preferred stock dividends	(15)	(53)
Net cash provided by financing activities	(25,520)	12,820
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,887)	(2,154)
CASH AND CASH EQUIVALENTS AT JANUARY 1	48,510	32,872
CASH AND CASH EQUIVALENTS AT MARCH 31	$23,623	$30,718

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.0 billion that are not reported on the Company’s balance sheet at March 31, 2016. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

3. Recent Accounting Pronouncements

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

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. Due to the net loss as of March 31, 2016, all options to purchase common shares were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Options to purchase 198,888 common shares, at exercise prices ranging from $2.98 to $4.70, were outstanding as of March 31, 2015, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings Per Common Share  – (continued)

	Three months ended March 31,
	2016	2015
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(1,267)	$1,369
Preferred stock dividends	15	53
Net income (loss) available to common shareholders	$(1,282)	$1,316
Denominator:
Weighted average common shares outstanding (basic)	18,884	18,851
Effect of stock options	—	58
Weighted average common shares outstanding (diluted)	18,884	18,909
Earnings (loss) per common share:
Basic	$(0.07)	$0.07
Diluted	(0.07)	0.07

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds. The Company made $438,500 in income tax payments in the first three months of 2016 and $331,000 in the same 2015 period. The Company made total interest payments of $2,031,000 in the first three months of 2016 compared to $1,750,000 in the same 2015 period. The Company had $38,000 non-cash transfers to other real estate owned (OREO) in the first three months of 2016 compared to $107,000 non-cash transfers in the same 2015 period.

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	March 31, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$1,900	$2	$(1)	$1,901
US Agency mortgage-backed securities	92,053	2,514	(59)	94,508
Corporate bonds	19,506	101	(274)	19,333
Total	$113,459	$2,617	$(334)	$115,742

Investment securities held to maturity (HTM):

	March 31, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$12,672	$408	$—	$13,080
Taxable municipal	5,586	175	(2)	5,759
Corporate bonds and other securities	5,000	27	(66)	4,961
Total	$23,258	$610	$(68)	$23,800

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Investment securities available for sale (AFS):

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$2,900	$—	$(19)	$2,881
US Agency mortgage – backed securities	96,801	1,975	(442)	98,334
Corporate bonds	18,541	18	(307)	18,252
Total	$118,242	$1,993	$(768)	$119,467

Investment securities held to maturity (HTM):

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$10,827	$247	$(53)	$11,021
Taxable municipal	5,592	67	(65)	5,594
Corporate bonds and other securities	5,000	3	(85)	4,918
Total	$21,419	$317	$(203)	$21,533

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At March 31, 2016, 78.0% of the portfolio was rated “AAA” as compared to 79.1% at December 31, 2015. Approximately 5.8% of the portfolio was either rated below “A” or unrated at March 31, 2016 as compared to 5.7% at December 31, 2015.

The Company sold $4.2 million AFS securities in the first quarter of 2016 resulting in $63,000 of gross investment security gains and $6,000 of gross investment security losses. The Company had no investment security sales for the first three months of 2015.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $99,376,000 at March 31, 2016 and $87,096,000 at December 31, 2015.

The following tables present information concerning investments with unrealized losses as of March 31, 2016 and December 31, 2015 (in thousands):

Total investment securities:

	March 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$—	$—	$399	$(1)	$399	$(1)
Taxable municipal	832	(2)	—	—	832	(2)
US Agency mortgage-backed securities	1,795	(13)	7,166	(46)	8,961	(59)
Corporate bonds and other securities	6,869	(130)	6,789	(210)	13,658	(340)
Total	$9,496	$(145)	$14,354	$(257)	$23,850	$(402)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Total investment securities:

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$1,486	$(14)	$395	$(5)	$1,881	$(19)
US Agency mortgage-backed securities	33,359	(245)	9,088	(250)	42,447	(495)
Taxable municipal	3,617	(65)	—	—	3,617	(65)
Corporate bonds and other securities	8,884	(160)	7,766	(232)	16,650	(392)
Total	$47,346	$(484)	$17,249	$(487)	$64,595	$(971)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 24 positions that are considered temporarily impaired at March 31, 2016. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at March 31, 2016 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The duration of the total investment securities portfolio at March 31, 2016 is 29.8 months and is lower than the duration at December 31, 2015 which was 34.2 months. The duration remains within our internal established guideline range of 24 to 42 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	March 31, 2016
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$1,999	$1,987	$1,000	$997
After 1 year but within 5 years	9,453	9,471	2,000	1,957
After 5 years but within 10 years	31,662	32,454	7,600	7,763
After 10 years but within 15 years	35,830	36,652	2,110	2,124
Over 15 years	34,515	35,178	10,548	10,959
Total	$113,459	$115,742	$23,258	$23,800

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Commercial	$181,515	$181,066
Commercial loans secured by real estate	425,265	421,637
Real estate – mortgage	253,565	257,937
Consumer	19,627	20,344
Loans, net of unearned income	$879,972	$880,984

Loan balances at March 31, 2016 and December 31, 2015 are net of unearned income of $524,000 and $557,000, respectively. Real estate-construction loans comprised 2.4% and 3.0% of total loans, net of unearned income at March 31, 2016 and December 31, 2015, respectively.

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three month periods ending March 31, 2016 and 2015 (in thousands).

	Three months ended March 31, 2016
	Balance at December 31, 2015	Charge-Offs	Recoveries	Provision (Credit)	Balance at March 31, 2016
Commercial	$4,244	$(3,339)	$7	$2,655	$3,567
Commercial loans secured by real estate	3,449	—	28	229	3,706
Real estate – mortgage	1,173	(38)	42	(20)	1,157
Consumer	151	(205)	4	195	145
Allocation for general risk	904	—	—	41	945
Total	$9,921	$(3,582)	$81	$3,100	$9,520

	Three months ended March 31, 2015
	Balance at December 31, 2014	Charge-Offs	Recoveries	Provision (Credit)	Balance at March 31, 2015
Commercial	$3,262	$(121)	$6	$10	$3,157
Commercial loans secured by real estate	3,902	—	42	143	4,087
Real estate – mortgage	1,310	(103)	30	67	1,304
Consumer	190	(47)	9	39	191
Allocation for general risk	959	—	—	(9)	950
Total	$9,623	$(271)	$87	$250	$9,689

The substantially higher than typical provision in the first quarter of 2016 for the commercial portfolio was necessary to resolve the Company’s only meaningful direct loan exposure to the energy industry. These loans are related to a single borrower in the fracking industry who had filed for bankruptcy protection in the fourth quarter of 2015. With the bankruptcy recently changing from Chapter 11 (reorganization) to Chapter 7 (liquidation) late in the first quarter of 2016, the Company concluded that its previously established reserves on these non-accrual loans were not sufficient to cover the discounted collateral values that will result from the liquidation process. As a result of this action, the Company also experienced heightened net loan charge-offs.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At March 31, 2016
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$1,053	$363	$—	$—		$1,416
Collectively evaluated for impairment	180,462	424,902	253,565	19,627		878,556
Total loans	$181,515	$425,265	$253,565	$19,627		$879,972
Allowance for loan losses:
Specific reserve allocation	$573	$61	$—	$—	$—	$634
General reserve allocation	2,994	3,645	1,157	145	945	8,886
Total allowance for loan losses	$3,567	$3,706	$1,157	$145	$945	$9,520

	At December 31, 2015
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$4,416	$86	$—	$—		$4,502
Collectively evaluated for impairment	176,650	421,551	257,937	20,344		876,482
Total loans	$181,066	$421,637	$257,937	$20,344		$880,984
Allowance for loan losses:
Specific reserve allocation	$1,387	$—	$—	$—	$—	$1,387
General reserve allocation	2,857	3,449	1,173	151	904	8,534
Total allowance for loan losses	$4,244	$3,449	$1,173	$151	$904	$9,921

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

	March 31, 2016
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$806	$573	$247	$1,053	$1,061
Commercial loans secured by real estate	302	61	61	363	786
Total impaired loans	$1,108	$634	$308	$1,416	$1,847

	December 31, 2015
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$4,416	$1,387	$—	$4,416	$4,421
Commercial loans secured by real estate	—	—	86	86	522
Total impaired loans	$4,416	$1,387	$86	$4,502	$4,943

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended March 31,
	2016	2015
Average loan balance:
Commercial	$1,162	$102
Commercial loans secured by real estate	615	901
Average investment in impaired loans	$1,777	$1,003
Interest income recognized:
Commercial	$3	$1
Commercial loans secured by real estate	—	6
Interest income recognized on a cash basis on impaired loans	$3	$7

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2016 requires review of a minimum range of 50% to 55% of the commercial loan portfolio.

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

	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$178,520	$793	$1,955	$247	$181,515
Commercial loans secured by real estate	415,949	7,764	1,533	19	425,265
Total	$594,469	$8,557	$3,488	$266	$606,780

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$174,616	$1,811	$3,318	$1,321	$181,066
Commercial loans secured by real estate	416,331	3,100	2,188	18	421,637
Total	$590,947	$4,911	$5,506	$1,339	$602,703

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

	March 31, 2016
	Performing	Non-Performing
Real estate-mortgage	$252,478	$1,087
Consumer	19,627	—
Total	$272,105	$1,087

	December 31, 2015
	Performing	Non-Performing
Real estate-mortgage	$256,149	$1,788
Consumer	20,344	—
Total	$276,493	$1,788

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

	March 31, 2016
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$180,598	$427	$243	$247	$917	$181,515	$—
Commercial loans secured by real estate	420,538	4,727	—	—	4,727	425,265	—
Real estate – mortgage	249,427	3,005	456	677	4,138	253,565	—
Consumer	19,541	84	2	—	86	19,627	—
Total	$870,104	$8,243	$701	$924	$9,868	$879,972	$—

	December 31, 2015
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$176,216	$489	$4,361	$—	$4,850	$181,066	$—
Commercial loans secured by real estate	421,247	208	182	—	390	421,637	—
Real estate – mortgage	254,288	2,658	442	549	3,649	257,937	—
Consumer	20,115	67	162	—	229	20,344	—
Total	$871,866	$3,422	$5,147	$549	$9,118	$880,984	$—

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

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	March 31, 2016	December 31, 2015
Non-accrual loans
Commercial	$910	$4,260
Commercial loans secured by real estate	194	18
Real estate – mortgage	1,087	1,788
Total	2,191	6,066
Other real estate owned
Commercial	570	—
Real estate – mortgage	102	75
Consumer	1	—
Total	673	75
TDR’s not in non-accrual	143	156
Total non-performing assets including TDR	$3,007	$6,297
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.34%	0.71%

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

	Three months ended March 31,
	2016	2015
Interest income due in accordance with original terms	$59	$24
Interest income recorded	—	—
Net reduction in interest income	$59	$24

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

The Company had no loans modified as TDRs during the three month period ended March 31, 2016.

The following table details the loans modified as TDRs during the three month period ended March 31, 2015 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan	1	$204	Extension of maturity date

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same. The specific ALL reserve for loans modified as TDR’s was $24,000 and $502,000 as of March 31, 2016 and 2015, respectively. All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed.

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

The Company had no loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2015 and 2014, respectively, and that subsequently defaulted during these reporting periods.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At March 31, 2016
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$39,952	0.57%
Advances	2016	11,000	0.83
	2017	12,000	1.06
	2018	12,000	1.48
	2019	8,000	1.67
	2020 and over	6,000	1.68
Total advances		49,000	1.29
Total FHLB borrowings		$88,952	0.97%

	At December 31, 2015
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$48,748	0.43%
Advances	2016	12,000	0.81
	2017	12,000	1.06
	2018	12,000	1.48
	2019	7,000	1.73
	2020 and over	5,000	1.69
Total advances		48,000	1.27
Total FHLB borrowings		$96,748	0.85%

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Preferred Stock  – (continued)

On January 27, 2016, we redeemed the Series E Preferred Stock, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends, after receiving approval from our federal banking regulator and the US Treasury.

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$808	$(8,363)	$(7,555)	$1,843	$(8,745)	$(6,902)
Other comprehensive income before reclassifications	736	333	1,069	229	432	661
Amounts reclassified from accumulated other comprehensive loss	(38)	—	(38)	—	—	—
Net current period other comprehensive income	698	333	1,031	229	432	661
Ending balance	$1,506	$(8,030)	$(6,524)	$2,072	$(8,313)	$(6,241)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)		Affected line item in the statement of operations
Details about accumulated other comprehensive loss components	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Unrealized gains and losses on sale of securities
	$(57)	$—	Net realized (gains) losses on investment securities
	19	—	Provision for income tax expense
	$(38)	$—	Net of tax
Total reclassifications for the period	$(38)	$—	Net income

(1)	Amounts in parentheses indicate credits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier I capital (as defined in the regulations) to risk-weighted assets (RWA) (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2016, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.72% at March 31, 2016 (in thousands, except ratios).

	At March 31, 2016
	Company		Bank		Minimum Required For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Regulations*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
	(In Thousands, Except Ratios)
Total Capital (To Risk Weighted Assets)	$120,661	13.11%	$105,065	11.49%	8.63%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	91,487	9.94	94,690	10.36	5.13	6.50
Tier 1 Capital (To Risk Weighted Assets)	102,862	11.18	94,690	10.36	6.63	8.00
Tier 1 Capital (To Average Assets)	102,862	9.28	94,690	8.73	4.00	5.00

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital  – (continued)

	At December 31, 2015
	Company		Bank		Minimum Required For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Regulations*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
	(In Thousands, Except Ratios)
Total Capital (To Risk Weighted Assets)	$144,096	15.55%	$106,890	11.67%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	93,202	10.06	96,092	10.49	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	125,648	13.56	96,092	10.49	6.00	8.00
Tier 1 Capital (To Average Assets)	125,648	11.41	96,092	8.97	4.00	5.00

*	Applies to the Bank only.

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

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial banking to businesses includes commercial loans, and CRE loans. The trust segment contains our wealth management businesses which include the Trust Company and West Chester Capital Advisors (WCCA), our registered investment advisory firm and financial services. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial services include the sale of mutual funds, annuities, and insurance products. The wealth management businesses also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Results  – (continued)

expense on guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three months ended March 31, 2016		March 31, 2016
	Total revenue	Net income (loss)	Total assets
Retail banking	$6,297	$583	$355,224
Commercial banking	4,635	(835)	627,477
Trust	2,177	145	5,367
Investment/Parent	(1,114)	(1,160)	133,633
Total	$11,995	$(1,267)	$1,121,701

	Three months ended March 31, 2015		December 31, 2015
	Total revenue	Net income (loss)	Total assets
Retail banking	$6,524	$659	$415,008
Commercial banking	4,738	1,291	589,840
Trust	2,167	380	5,263
Investment/Parent	(783)	(961)	138,386
Total	$12,646	$1,369	$1,148,497

15. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $171.1 million and $170.5 million along with standby letters of credit of $9.0 million and $7.5 million as of March 31, 2016 and December 31, 2015, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Components of net periodic benefit cost
Service cost	$368	$400
Interest cost	344	325
Expected return on plan assets	(563)	(525)
Recognized net actuarial loss	314	300
Net periodic pension cost	$463	$500

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

The following tables present the assets reported on the Consolidated Balance Sheets at their fair value as of March 31, 2016 and December 31, 2015, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2016 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$1,901	$—	$1,901	$—
US Agency mortgage-backed securities	94,508	—	94,508	—
Corporate bonds	19,333	—	19,333	—

	Fair Value Measurements at December 31, 2015 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$2,881	$—	$2,881	$—
US Agency mortgage-backed securities	98,334	—	98,334	—
Corporate bonds	18,252	—	18,252	—

Assets Measured on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At March 31, 2016, impaired loans with a carrying value of $1,416,000 were reduced by a specific valuation allowance totaling $634,000 resulting in a net fair value of $782,000. At December 31, 2015, impaired loans with a carrying value of $989,000 were reduced by a specific valuation allowance totaling $520,000 resulting in a net fair value of $469,000.

Other real estate owned is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements at March 31, 2016 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$782	$—	$—	$782
Other real estate owned	673	—	—	673

	Fair Value Measurements at December 31, 2015 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,115	$—	$—	$3,115
Other real estate owned	75	—	—	75

March 31, 2016	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$782	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	15% to 20% (18%)
Other real estate owned	673	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	29% to 81% (47%) 9% to 55% (16%)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

December 31, 2015	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$3,115	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	15% to 20% (17%)
Other real estate owned	75	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	23% to 49% (35%) 10% to 59% (25%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at March 31, 2016 and December 31, 2015, were as follows (in thousands):

	March 31, 2016
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$23,623	$23,623	$23,623	$—	$—
Investment securities – AFS	115,742	115,742	—	115,742	—
Investment securities – HTM	23,258	23,800	—	20,846	2,954
Regulatory stock	6,772	6,772	6,772	—	—
Loans held for sale	2,438	2,489	2,489	—	—
Loans, net of allowance for loan loss and unearned income	870,452	873,976	—	—	873,976
Accrued interest income receivable	3,295	3,295	3,295	—	—
Bank owned life insurance	37,396	37,396	37,396	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$633,714	$633,714	$633,714	$—	$—
Deposits with stated maturities	273,059	275,261	—	—	275,261
Short-term borrowings	39,952	39,952	39,952	—	—
All other borrowings	69,320	74,278	—	—	74,278
Accrued interest payable	1,484	1,484	1,484	—	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

	December 31, 2015
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$48,510	$48,510	$48,510	$—	$—
Investment securities – AFS	119,467	119,467	—	119,467	—
Investment securities – HTM	21,419	21,533	—	18,608	2,925
Regulatory stock	6,753	6,753	6,753	—	—
Loans held for sale	3,003	3,041	3,041	—	—
Loans, net of allowance for loan loss and unearned income	871,063	869,591	—	—	869,591
Accrued interest income receivable	3,057	3,057	3,057	—	—
Bank owned life insurance	37,228	37,228	37,228	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$633,751	$633,751	$633,751	$—	$—
Deposits with stated maturities	269,543	271,909	—	—	271,909
Short-term borrowings	48,748	48,748	48,748	—	—
All other borrowings	68,310	71,816	—	—	71,816
Accrued interest payable	1,651	1,651	1,651	—	—

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

18. Accounting Changes

On January 1, 2016, the Company adopted ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30), which changed the presentation of debt issuance costs. Whereas in prior periods debt issuance cost related to a recognized debt liability was presented on the balance sheet as an asset of the Company, the amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new method of accounting for debt issuance cost was adopted in accordance with the Update and comparative financial statements of prior years have been adjusted to apply the new method retrospectively. The guaranteed junior subordinated deferrable interest debentures and subordinated debt financial statement line items for the periods ended March 31, 2016 and December 31, 2015 were affected by this change in accounting principle.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D.& A.”)

.....2016 FIRST QUARTER SUMMARY OVERVIEW.....AmeriServ Financial, Inc. reported a first quarter 2016 loss available to common shareholders of $1,282,000, or ($0.07) per diluted common share, due primarily to an increased provision for loan losses. This net loss is consistent with the information previously disclosed in a Form 8-K filed on March 31, 2016. In the first quarter of 2015, net income available to common shareholders totaled $1,316,000 or $0.07 per diluted common share.

The net loss reported in the first quarter of 2016 was caused by an increased provision for loan losses that was needed to resolve our only meaningful direct loan exposure to the energy industry. In spite of this troubled loan, the Company’s overall loan portfolio quality continues to be strong. The other item significantly impacting our financial performance in the first quarter of 2016 was operating expenses increasing at our Trust Company primarily due to additional one-time legal and accounting costs. Several meaningful positive accomplishments occurred during the quarter and included the pay-off of $21 million of SBLF preferred stock, continued year over year growth in both loans and deposits to record levels, and the identification of further non-interest expense savings which will benefit earnings in future quarters. It is fully expected that the negative items responsible for the loss are behind us and the Company should return to more typical profitability levels in the second quarter.

During the first quarter of 2016, it was appropriate for the AmeriServ Board of Directors and the AmeriServ management team to exercise the high degree of discipline that this risk versus reward banking business demands at times. The announcement of the first quarter financial results contained the details concerning a net loss of $1,267,000 or a negative $0.07 per common share. The need for discipline concerned two specific issues that we have now put behind us.

Typically, in recent history, the performance of AmeriServ Trust and Financial Services Company has been highlighted, noting the continuing growth in assets under management and assets under administration. This growth has triggered a steady increase in the net income contribution of the Trust Company. However, this steady growth had placed unavoidable stress on the infrastructure of the Company. Therefore, the management team began to search for solutions. The result was a decision to install a new state of the art software complex provided by one of the largest software companies in the financial industry. Suffice it to say that certain operational flaws appeared during the installation and conversion. Consequently, we reached out to other independent advisors to analyze the specific errors. That process is now over and we are now nearly finished with implementing the recommended solutions. We believe the system is now functioning as expected but it is a fact that the analysis phase and the corrective action phase did elevate the cost of the Trust Company. Fortunately, the issues were in what some of us still refer to as the “back room” operation areas. Actually, during the corrective actions the Trust Company continued to grow and we believe that the Trust Company will resume the growth pattern of the last five years. It was necessary to solve the shortfalls promptly and we did.

Concurrently in the Bank, we have been working with a local group who has been active in the new shale technology. The collapse in oil prices, which we have seen in the last year or years, has hurt many of these relatively new companies. It is our job to work with local companies for they provide precious jobs in the region. However, oil is an international commodity and this group will not survive. Therefore, with regret, we charged off their loan and this company will cease to exist. Fortunately over 99% of our borrowers continue to pay on schedule and our list of troubled loans remains much better than most banks our size. We must be disciplined to maintain this record and so we took this difficult but necessary action.

Once again, let us emphasize that it is important to deal with problems. We have dealt with these two problems and now we will resume our emphasis on growth with earnings.

During the first quarter of 2015, we restructured our executive team. The results of these changes were quite positive but we continue to search for an improved level of performance every year. Therefore, during the first quarter of 2016 we placed James Huerth in the role of President and CEO of the Trust Company and added the title of Bank President and CEO to Jeffrey Stopko. Actually, this is merely a return to the structure we operated under from 2004 to 2015. It does enable us to benefit from bringing Mr. Huerth’s boundless energies into the rapidly growing Trust Company and asks Mr. Stopko to find ways to improve the profitability of the bank.

In the midst of all this, the staff set a new record in loans outstanding and a new record in deposits. We all hear so much about the underperforming economy and the need to fix things. Our conclusion has been quite different from what we read and hear. Our solution is to rely on working harder. We do note that AmeriServ’s tangible book value has been increasing at almost a 5% per year compound annual growth rate over the past 5 years. That growth rate puts us in the middle of our peer bank roster.

THREE MONTHS ENDED MARCH 31, 2016 VS. THREE MONTHS ENDED MARCH 31, 2015

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended March 31, 2016	Three months ended March 31, 2015
Net income (loss)	$(1,267)	$1,369
Net income (loss) available to common shareholders	(1,282)	1,316
Diluted earnings (loss) per share	(0.07)	0.07
Return on average assets (annualized)	(0.45)%	0.51%
Return on average equity (annualized)	(4.86)%	4.80%

The Company reported a first quarter 2016 net loss available to common shareholders of $1,282,000, or ($0.07) per diluted common share, due primarily to an increased provision for loan losses. In the first quarter of 2015, net income available to common shareholders totaled $1,316,000, or $0.07 per diluted common share. The negative impact of net interest margin compression more than offset continued solid loan and deposit growth and resulted in net interest income decreasing by $376,000. Additionally, the Company’s earning’s performance was also negatively impacted due to a lower level of non-interest income by $275,000 and a higher level of non-interest expense by $301,000.

.....NET INTEREST INCOME AND MARGIN.....The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the first quarter of 2016 to the first quarter of 2015 (in thousands, except percentages):

	Three months ended March 31, 2016	Three months ended March 31, 2015	$ Change	% Change
Interest income	$10,422	$10,523	$(101)	(1.0)%
Interest expense	1,864	1,589	275	17.3
Net interest income	$8,558	$8,934	$(376)	(4.2)
Net interest margin	3.30%	3.57%	(0.27)	N/M

N/M — not meaningful

The Company’s net interest income in the first quarter of 2016 decreased by $376,000, or 4.2%, when compared to the first quarter of 2015. The Company’s net interest margin of 3.30% for the first quarter of 2016 was 27 basis points lower than the net interest margin of 3.57% for the first quarter 2015 and was consistent with the 3.30% margin reported for the more recent fourth quarter 2015 performance. The reduction in net interest income is a direct result of net interest margin compression along with the interest expense associated with the Company’s late fourth quarter 2015 issuance of subordinated debt. The prolonged low interest rate environment that exists in the economy, along with intense market competition for loans are the primary causes of this net interest margin compression and more than offset the Company continuing to grow earning assets and control its cost of funds through disciplined deposit pricing. Specifically, the earning asset growth occurred in the loan portfolio as total loans averaged $881 million in the first quarter of 2016 which is $39.5 million, or 4.7%, higher than the $842 million average for the first quarter of 2015. This loan growth reflects the successful results of the Company’s business development efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans particularly through its loan production offices. Despite this meaningful loan growth experienced between years, loan interest income increased modestly by $9,000, or 0.1%. Interest income on investments in 2016 also returned to a more normal level after the Company benefited from a special dividend from the FHLB of Pittsburgh in 2015. Overall, total interest income decreased by $101,000, or 1.0%, between years.

Total interest expense for the first quarter of 2016 increased by $275,000, or 17.3%, due to a higher level of both borrowings and deposit interest expense. The Company experienced a $195,000 increase in the interest cost for borrowings in the first quarter of 2016 with $129,000 of this increase attributable to the Company’s recent subordinated debt issuance. Specifically, the Company issued $7.65 million of subordinated debt which has a 6.50% fixed interest rate in late December 2015. The proceeds from the subordinated debt issuance, along with other cash on hand, was used to redeem all $21 million of our outstanding SBLF preferred stock on January 27, 2016. The remainder of the increase in interest expense was due to the December increase in the fed funds rate which had an immediate impact on the cost of overnight borrowed funds. The average volume of overnight borrowings increased by $16 million in the first quarter of 2016. The Company also experienced growth in deposits which we believe reflects the loyalty of our core deposit base and ongoing efforts to cross sell new loan customers into deposit products. Specifically, total deposits averaged a record level of $910 million for the first quarter of 2016 which is $13.4 million, or 1.5%, higher than the $897 million average for the first quarter of 2015. The Company is pleased that a meaningful portion of this deposit growth occurred in non-interest bearing demand deposit accounts. Deposit interest expense in 2016 increased by $80,000, or 6.8%, due to the higher balance of deposits along with certain money market accounts repricing upward after the Federal Reserve fed funds interest rate increase.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2016 and March 31, 2015 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended March 31 (In thousands, except percentages)

	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$881,063	$9,473	4.27%	$841,612	$9,461	4.50%
Interest bearing deposits	3,484	7	0.78	2,017	2	0.40
Short-term investment in money market funds	7,955	10	0.51	11,296	2	0.07
Investment securities – AFS	120,213	767	2.56	127,386	913	2.88
Investment securities – HTM	21,948	173	3.15	20,266	150	2.97
Total investment securities	142,161	940	2.65	147,652	1,063	2.89
Total interest earning assets/interest income	1,034,663	10,430	4.03	1,002,577	10,528	4.22
Non-interest earning assets:
Cash and due from banks	18,739			17,293
Premises and equipment	12,090			12,953
Other assets	67,751			70,301
Allowance for loan losses	(9,886)			(9,673)
TOTAL ASSETS	$1,123,357			$1,093,451
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$101,293	$69	0.27%	$92,926	$44	0.19%
Savings	95,303	39	0.16	92,490	37	0.16
Money markets	264,433	278	0.42	232,542	180	0.31
Time deposits	267,805	868	1.29	306,050	913	1.21
Total interest bearing deposits	728,834	1,254	0.69	724,008	1,174	0.66
Short-term borrowings	29,449	42	0.57	13,484	10	0.31
Advances from Federal Home Loan Bank	49,135	159	1.30	43,581	125	1.16
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Subordinated debt	7,650	129	6.73	—	—	—
Total interest bearing liabilities/interest expense	828,153	1,864	0.90	794,158	1,589	0.81
Non-interest bearing liabilities:
Demand deposits	181,096			172,559
Other liabilities	9,370			11,052
Shareholders’ equity	104,738			115,682
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,123,357			$1,093,451
Interest rate spread			3.13			3.41
Net interest income/Net interest margin		8,566	3.30%		8,939	3.57%
Tax-equivalent adjustment		(8)			(5)
Net Interest Income		$8,558			$8,934

....PROVISION FOR LOAN LOSSES.....The Company recorded a $3.1 million provision for loan losses in the first quarter of 2016 compared to a $250,000 provision for loan losses in the first quarter of 2015, or an increase of $2.85 million between periods. The substantially higher than typical provision in the first quarter of 2016 was necessary to resolve the Company’s only meaningful direct loan exposure to the energy industry. These loans are related to a single borrower in the fracking industry who had filed for bankruptcy protection in the fourth quarter of 2015. With the bankruptcy recently changing from Chapter 11 (reorganization) to Chapter 7 (liquidation) late in the first quarter of 2016, the Company concluded that its previously established reserves on these non-accrual loans were not sufficient to cover the discounted collateral values that will result from the liquidation process. As a result of this action, the Company also experienced heightened net loan charge-offs of $3.4 million, or 1.60% of total loans, in the first quarter of 2016 compared to net loan charge-offs of $184,000, or 0.09% of total loans, in the first quarter of 2015. Overall, the Company continued to maintain good asset quality as its non-performing assets totaled $3.0 million, or only 0.34% of total loans at March 31, 2016. In summary, the allowance for loan losses provided a strong 408% coverage of non-performing loans, and 1.08% of total loans, at March 31, 2016, compared to 159% coverage of non-performing loans, and 1.13% of total loans, at December 31, 2015.

.....NON-INTEREST INCOME.....Non-interest income for the first quarter of 2016 totaled $3.4 million and decreased $275,000, or 7.4%, from the first quarter 2015 performance. Factors contributing to this lower level of non-interest income for the quarter included:

*	a $196,000 decrease in revenue from bank owned life insurance after the Company received a death claim in 2015 and no such claim occurred in 2016;
*	an $84,000, or 44.0%, decrease in net gains realized on residential mortgage loan sales and a $52,000 decrease in mortgage related fees due to reduced refinance activity and a decrease in new mortgage loan originations in 2016; and
*	a $57,000 gain realized on the sale of investment securities in the first quarter of 2016. The Company did not execute any sale transactions in the first quarter of 2015.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first quarter of 2016 totaled $10.7 million and increased by $301,000, or 2.9%, from the prior year’s first quarter. Factors contributing to the higher non-interest expense in the quarter included:

*	an increase in professional fees that was almost entirely attributable to $288,000 of non-recurring costs for legal and accounting services that were necessary to resolve a trust operations trading error. Costs related to this trust issue were also the primary reason that other expenses increased by $76,000 between years;
*	a $93,000, or 1.5%, increase in salaries and employee benefits due to increased health care costs and severance costs related to the consolidation of branches in the State College market; and
*	a $104,000 decrease in occupancy expenses along with a $30,000 reduction in equipment expenses which is reflective of the Company’s ongoing focus on reducing non-interest expenses.

.....INCOME TAX EXPENSE.....Due to the pre-tax loss, the Company recorded an income tax benefit of $549,000, or an effective tax rate of 30.2%, in the first quarter of 2016. This compares to the income tax expense of $617,000, or an effective tax rate of 31.1%, for the first quarter of 2015.

.....SEGMENT RESULTS.....Retail banking’s net income contribution was $583,000 in the first quarter and which was down by $76,000 from the net income contribution for the same 2015 period. These decrease in earnings in 2016 was due to the lower level of BOLI income, residential mortgage related fee income and residential mortgage loan sale gains. Partially offsetting these lower levels of non-interest income was this segments’ net interest income benefitting from higher deposit balances and reduced non-interest expenses particularly occupancy and equipment costs.

The commercial banking segment reported a net loss of $835,000 in the first quarter which was $2.1 million lower than the 2015 result for the same period. The loss was due to the higher loan loss provision that was required to resolve the troubled energy sector loan. Also, net interest income decreased modestly as the negative impact of net interest margin compression more than offset the strong growth in commercial and commercial real estate loans over the past year. Additionally, total non-interest income decreased to the lower level of BOLI income while total non-interest expense was higher due to increased employee expense.

The trust segment reported net income of $145,000 in the first quarter which was $235,000 lower than the 2015 result for the same period. The lower level of net income is primarily due to the Trust Company operations trading error that occurred during a technology upgrade and resulted in $366,000 of additional expenses. Slightly offsetting this was Trust and investment advisory fees increasing modestly since the first quarter of last year as successful business development efforts more than offset fee pressure from reduced asset market values that was caused by a declining equity market which occurred early in 2016. Also, trust fee income and income at West Chester Capital improved due to increased assets under management as well as market forces and effective management of customer accounts.

The investment/parent segment reported net loss of $1.2 million in the first quarter of 2016 which was $199,000 greater than the 2015 result for the same period. The increase between years is reflective of an increase in total interest expense due to the additional cost associated with the subordinated debt issuance that occurred in late 2015 and is included in the investment/parent segment’s results for the first time. Finally, this segment has felt the most earnings pressure from the continued low interest rate environment.

.....BALANCE SHEET.....The Company’s total consolidated assets were $1.122 billion at March 31, 2016, which declined by $26.8 million, or 2.3%, from the December 31, 2015 asset level. The reduction in assets was primarily due to the repayment of the $21 million SBLF preferred stock. The redemption was funded from the issuance of $7.65 million of subordinated debt and $13.4 million of cash and securities on hand at the Parent Company.

Total deposits increased by $3.5 million, or 0.39% in the first three months of 2016. Total FHLB borrowings have decreased by $7.8 million since year-end 2015. The FHLB term advances with maturities between three and five years grew by $1 million and now total $49 million as the Company has utilized these advances to help manage interest rate risk and favorably position our balance sheet in a rising rate environment. The Company’s total shareholders’ equity decreased by $21.4 million over the first three months of 2016 due to the Company’s redemption of the preferred stock on January 27, 2016 and the net loss recognized in the first quarter. The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.11%, and a common equity tier 1 capital ratio of 9.94% at March 31, 2016. (See the discussion of the new Basel III capital requirements under the “Capital Resources” section.) The Company’s book value per common share was $5.16, its tangible book value per common share was $4.53, and its tangible common equity to tangible assets ratio was 7.72% at March 31, 2016.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	March 31, 2016	December 31, 2015	March 31, 2015
Total accruing loan delinquency (past due 30 to 89 days)	$8,315	$4,396	$1,901
Total non-accrual loans	2,191	6,066	2,146
Total non-performing assets including TDR*	3,007	6,297	3,046
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.94%	0.50%	0.22%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.25	0.69	0.25
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.34	0.71	0.36
Non-performing assets as a percentage of total assets	0.27	0.55	0.28
As a percent of average loans, net of unearned income:
Annualized net charge-offs	1.60	0.11	0.09
Annualized provision for loan losses	1.42	0.15	0.12
Total classified loans (loans rated substandard or doubtful)	$4,671	$8,566	$9,143

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

The Company continued to maintain strong asset quality in the first three months of 2016 as evidenced by low levels of non-accrual loans, non-performing assets, classified loans, and loan delinquency levels that continue to be below 1% of total loans. We continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2016, the 25 largest credits represented 25.5% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31, 2016	December 31, 2015	March 31, 2015
Allowance for loan losses	$9,520	$9,921	$9,689
Allowance for loan losses as a percentage of each of the following total loans, net of unearned income	1.08%	1.13%	1.14%
total accruing delinquent loans (past due 30 to 89 days)	114.49	225.68	509.68
total non-accrual loans	434.50	163.55	451.49
total non-performing assets	316.59	157.55	318.09

The Company recorded a $3.1 million provision for loan losses in the first quarter of 2016 compared to a $250,000 provision for loan losses in the first quarter of 2015 or an increase of $2.85 million between periods. The substantially higher than typical provision in the first quarter of 2016 was necessary to resolve the Company’s only meaningful direct loan exposure to the energy industry.

.....LIQUIDITY.....The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past five years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth over the past few years. We strive to operate our loan to deposit ratio in a range of 85% to 100%. For the first three months of 2016, the Company’s loan to deposit ratio has averaged 96.8%. We are optimistic that we can increase the loan to deposit ratio in the future given current commercial loan pipelines, continued growth of our loan production offices and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $24.9 million from December 31, 2015 to March 31, 2016, due to $25.5 million of cash used in financing activities. This more than offset the $404,000 of cash provided by operating activities and $229,000 of cash provided by investing activities. Within investing activities, cash provided from investment security maturities was $6.9 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $56.4 million and was $2.5 million higher than the $53.9 million of cash received from loan principal payments and participations. Within financing activities, deposits increased by $3.5 million of cash. Total borrowings decreased as advances of short-term borrowings and purchases of FHLB term advances declined by $7.8 million. The company also used $21.0 million to redeem the preferred stock issued to the US Treasury under the SBLF program. At March 31, 2016, the Company had immediately available $366 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $9.2 million of cash, short-term investments, and investment securities at March 31, 2016. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At March 31, 2016, our subsidiary Bank had $1.7 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Based upon this internal limit, the Trust Company had $195,000 of cash available for immediate dividends to the holding company. Overall, we believe that the holding company has strong liquidity to meet its trust preferred and subordinated debt service requirements, and its current common stock dividends, all of which should approximate $2.4 million over the next twelve months. The most recent $0.01 dividend was announced on April 25, 2016 payable on May 23, 2015 to shareholders of record on May 9, 2016.

.....CAPITAL RESOURCES.....The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 ratio was 9.94%, the tier 1 capital ratio was 11.18%, and the total capital ratio was 13.11% at March 31, 2016. The Company’s tier 1 leverage was 9.28% at March 31, 2016. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2016. We expect that capital generated from earnings will be utilized to pay the common stock cash dividend and will also support anticipated balance sheet growth. We will consider more active capital return to our shareholders in the second half of 2016 pending the Company’s return to more typical profitability levels.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	3.1%	24.4%
100bp increase	1.9	15.0
100bp decrease	(3.7)	(18.7)

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

.....OFF BALANCE SHEET ARRANGEMENTS.....The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $171.1 million and standby letters of credit of $9.0 million as of March 31, 2016. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.3 million, or 76%, of the total allowance for loan losses at March 31, 2016 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of March 31, 2016, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At March 31, 2016, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

.....FORWARD LOOKING STATEMENT.....

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, the Company will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build the Company into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — It is the existing and prospective customer that the Company must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. The Company is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.
•	Revenue Growth — It is necessary for the Company to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through several loan production offices. There will be a particular focus on small business commercial lending. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.
•	Expense Rationalization — The Company remains focused on trying to reduce and rationalize expenses. This has not been a program of broad based cuts, but has been targeted so the Company stays strong but spends less. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues. The Company’s also recently completed two additional initiatives that will further reduce non-interest expenses and improve the Company’s future profitability. Specifically, the Company has closed its Southern Atherton branch office in the State College market and consolidated the retail customer accounts from this branch into its nearby and newer branch office located on North Atherton Street. The Company remains committed to the State College market and this change will allow for a more efficient operation that will allow us to better compete in this demographically attractive but highly competitive banking market. Additionally, the Company also recently realigned its executive leadership team by eliminating one senior position in its executive office. We anticipate that the combined annual cost savings from these two profitability improvement initiatives will approximate $750,000.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2016, are effective.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on December 30, 2014 (Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on January 2, 2015).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc. Registrant
Date: May 6, 2016	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: May 6, 2016	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer