Form 10-Q
period 2016-06-30
AMERISERV FINANCIAL INC /PA/
filed 2016-08-05
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Common Stock, par value $0.01	18,896,876

AmeriServ Financial, Inc.

INDEX

i

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from depository institutions	$20,182	$23,443
Interest bearing deposits	2,788	6,960
Short-term investments in money market funds	4,048	18,107
Total cash and cash equivalents	27,018	48,510
Investment securities:
Available for sale	120,325	119,467
Held to maturity (fair value $26,228 on June 30, 2016 and $21,533 on December 31, 2015)	25,428	21,419
Loans held for sale	3,140	3,003
Loans	892,875	881,541
Less: Unearned income	502	557
Allowance for loan losses	9,746	9,921
Net loans	882,627	871,063
Premises and equipment, net	11,888	12,108
Accrued interest income receivable	3,286	3,057
Goodwill	11,944	11,944
Bank owned life insurance	37,564	37,228
Net deferred tax asset	8,767	8,993
Federal Home Loan Bank stock	3,737	4,628
Federal Reserve Bank stock	2,125	2,125
Other assets	4,643	4,952
TOTAL ASSETS	$1,142,492	$1,148,497
LIABILITIES
Non-interest bearing deposits	$173,643	$188,947
Interest bearing deposits	767,288	714,347
Total deposits	940,931	903,294
Short-term borrowings	22,575	48,748
Advances from Federal Home Loan Bank	50,042	48,000
Guaranteed junior subordinated deferrable interest debentures, net	12,900	12,892
Subordinated debt, net	7,430	7,418
Total borrowed funds	92,947	117,058
Other liabilities	9,382	9,172
TOTAL LIABILITIES	1,043,260	1,029,524
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on December 31, 2015	—	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,514,695 shares issued and 18,896,876 outstanding on June 30, 2016; 26,488,630 shares issued and 18,870,811 outstanding on December 31, 2015	265	265
Treasury stock at cost, 7,617,819 shares on June 30, 2016 and December 31, 2015	(74,829)	(74,829)
Capital surplus	145,506	145,441
Retained earnings	34,355	34,651
Accumulated other comprehensive loss, net	(6,065)	(7,555)
TOTAL SHAREHOLDERS’ EQUITY	99,232	118,973
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,142,492	$1,148,497

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$9,409	$9,480	$18,874	$18,936
Interest bearing deposits	2	5	9	7
Short-term investments in money market funds	13	1	23	3
Investment securities:
Available for sale	778	777	1,545	1,690
Held to maturity	187	146	360	296
Total Interest Income	10,389	10,409	20,811	20,932
INTEREST EXPENSE
Deposits	1,330	1,171	2,584	2,345
Short-term borrowings	5	23	47	33
Advances from Federal Home Loan Bank	159	135	318	260
Guaranteed junior subordinated deferrable interest debentures	280	280	560	560
Subordinated debt	129	—	258	—
Total Interest Expense	1,903	1,609	3,767	3,198
NET INTEREST INCOME	8,486	8,800	17,044	17,734
Provision for loan losses	250	200	3,350	450
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,236	8,600	13,694	17,284
NON-INTEREST INCOME
Trust and investment advisory fees	2,124	2,135	4,199	4,191
Service charges on deposit accounts	404	429	819	848
Net gains on sale of loans	185	225	292	416
Mortgage related fees	98	109	161	224
Net realized gains on investment securities	60	28	117	28
Bank owned life insurance	169	171	336	534
Other income	702	595	1,255	1,163
Total Non-Interest Income	3,742	3,692	7,179	7,404
NON-INTEREST EXPENSE
Salaries and employee benefits	5,868	5,944	12,034	12,017
Net occupancy expense	690	718	1,427	1,559
Equipment expense	409	480	845	946
Professional fees	1,192	1,275	2,657	2,486
Supplies, postage and freight	154	175	349	353
Miscellaneous taxes and insurance	288	287	579	584
Federal deposit insurance expense	188	164	367	331
Other expense	1,250	1,196	2,492	2,373
Total Non-Interest Expense	10,039	10,239	20,750	20,649
PRETAX INCOME	1,939	2,053	123	4,039
Provision for income tax expense	577	632	28	1,249
NET INCOME	1,362	1,421	95	2,790
Preferred stock dividends	—	52	15	105
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,362	$1,369	$80	$2,685
PER COMMON SHARE DATA:
Basic:
Net income	$0.07	$0.07	$0.00	$0.14
Average number of shares outstanding	18,897	18,859	18,890	18,855
Diluted:
Net income	$0.07	$0.07	$0.00	$0.14
Average number of shares outstanding	18,948	18,941	18,943	18,923
Cash dividends declared	$0.01	$0.01	$0.02	$0.02

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
COMPREHENSIVE INCOME
Net income	$1,362	$1,421	$95	$2,790
Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	263	631	767	1,286
Income tax effect	(89)	(215)	(260)	(438)
Unrealized holding gains (losses) on available for sale securities arising during period	493	(946)	1,608	(600)
Income tax effect	(168)	321	(548)	204
Reclassification adjustment for gains on available for sale securities included in net income	(60)	(28)	(117)	(28)
Income tax effect	20	10	40	10
Other comprehensive income (loss)	459	(227)	1,490	434
Comprehensive income	$1,821	$1,194	$1,585	$3,224

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$95	$2,790
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,350	450
Depreciation expense	892	925
Net amortization of investment securities	203	181
Net realized gains on investment securities available for sale	(117)	(28)
Net gains on loans held for sale	(292)	(416)
Amortization of deferred loan fees	(130)	(133)
Origination of mortgage loans held for sale	(20,215)	(27,878)
Sales of mortgage loans held for sale	20,370	28,952
Increase in accrued interest income receivable	(229)	(183)
Decrease in accrued interest payable	(180)	(255)
Earnings on bank owned life insurance	(336)	(341)
Deferred income taxes	(420)	371
Amortization of deferred issuance costs	20	—
Stock based compensation expense	65	156
Other, net	1,326	443
Net cash provided by operating activities	4,402	5,034
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(18,894)	(7,410)
Purchases of investment securities – held to maturity	(4,708)	(1,545)
Proceeds from sales of investment securities – available for sale	7,422	519
Proceeds from maturities of investment securities – available for sale	12,057	10,380
Proceeds from maturities of investment securities – held to maturity	661	1,778
Purchases of regulatory stock	(7,608)	(9,464)
Proceeds from redemption of regulatory stock	8,499	8,332
Long-term loans originated	(108,221)	(118,956)
Principal collected on long-term loans	79,447	76,896
Loans purchased or participated	(4,948)	(5,120)
Loans sold or participated	18,900	12,055
Proceeds from sale of other real estate owned	47	478
Proceeds from life insurance policy	—	200
Purchases of premises and equipment	(663)	(473)
Net cash used in investing activities	(18,009)	(32,330)
FINANCING ACTIVITIES
Net increase (decrease) in deposit balances	37,637	(7,053)
Net (decrease) increase in other short-term borrowings	(26,173)	24,550
Principal borrowings on advances from Federal Home Loan Bank	3,042	4,000
Principal repayments on advances from Federal Home Loan Bank	(1,000)	—
Preferred stock redemption	(21,000)	—
Common stock dividends	(376)	(377)
Preferred stock dividends	(15)	(105)
Net cash (used in) provided by financing activities	(7,885)	21,015
NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,492)	(6,281)
CASH AND CASH EQUIVALENTS AT JANUARY 1	48,510	32,872
CASH AND CASH EQUIVALENTS AT JUNE 30	$27,018	$26,591

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.0 billion that are not reported on the Company’s balance sheet at June 30, 2016. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In June 2016, the four federal financial institution regulatory agencies issued a joint statement regarding ASU 2016-13 providing their initial supervisory views regarding the standard’s implementation, including as it relates to measurement methods, use of vendors, portfolio segmentation, data collection, processes and controls over allowance methodology, and potential impact on capital. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. Options to purchase 140,527 common shares, at exercise prices ranging from $3.18 to $4.60, were outstanding as of June 30, 2016, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Options to purchase 179,304 common shares, at exercise prices ranging from $3.18 to $4.70, were outstanding as of June 30, 2015, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator:
Net income	$1,362	$1,421	$95	$2,790
Preferred stock dividends	—	(52)	(15)	(105)
Net income available to common shareholders	$1,362	$1,369	$80	$2,685
Denominator:
Weighted average common shares outstanding (basic)	18,897	18,859	18,890	18,855
Effect of stock options	51	82	53	68
Weighted average common shares outstanding (diluted)	18,948	18,941	18,943	18,923
Earnings per common share:
Basic	$0.07	$0.07	$0.00	$0.14
Diluted	0.07	0.07	0.00	0.14

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds. The Company made $445,000 in income tax payments in the first six months of 2016 and $878,000 in the same 2015 period. The Company made total interest payments of $3,947,000 in the first six months of 2016 compared to $3,453,000 in the same 2015 period. The Company had $40,000 non-cash transfers to other real estate owned (OREO) in the first six months of 2016 compared to $132,000 non-cash transfers in the same 2015 period.

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	June 30, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$1,900	$2	$—	$1,902
US Agency mortgage-backed securities	89,109	2,639	(25)	91,723
Corporate bonds	26,600	343	(243)	26,700
Total	$117,609	$2,984	$(268)	$120,325

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Investment securities held to maturity (HTM):

	June 30, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$12,248	$520	$—	$12,768
Taxable municipal	7,131	268	—	7,399
Corporate bonds and other securities	6,049	48	(36)	6,061
Total	$25,428	$836	$(36)	$26,228

Investment securities available for sale (AFS):

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$2,900	$—	$(19)	$2,881
US Agency mortgage-backed securities	96,801	1,975	(442)	98,334
Corporate bonds	18,541	18	(307)	18,252
Total	$118,242	$1,993	$(768)	$119,467

Investment securities held to maturity (HTM):

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$10,827	$247	$(53)	$11,021
Taxable municipal	5,592	67	(65)	5,594
Corporate bonds and other securities	5,000	3	(85)	4,918
Total	$21,419	$317	$(203)	$21,533

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of “A.” At June 30, 2016, 79.3% of the portfolio was rated “AAA” as compared to 79.1% at December 31, 2015. Approximately 8.1% of the portfolio was either rated below “A” or unrated at June 30, 2016 as compared to 5.7% at December 31, 2015.

The Company sold $3.2 million AFS securities in the second quarter of 2016 resulting in $60,000 of gross investment security gains and sold $7.4 million AFS securities in the first half of 2016 resulting in $123,000 of gross investment security gains and $6,000 of gross investment security losses. The Company sold a $519,000 AFS security for both the second quarter and first six months of 2015 resulting in a $28,000 gross investment security gain.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $100,488,000 at June 30, 2016 and $87,096,000 at December 31, 2015.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

The following tables present information concerning investments with unrealized losses as of June 30, 2016 and December 31, 2015 (in thousands):

Total investment securities:

	June 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency mortgage-backed securities	$1,612	$(4)	$1,131	$(21)	$2,743	$(25)
Corporate bonds and other securities	6,445	(55)	7,775	(224)	14,220	(279)
Total	$8,057	$(59)	$8,906	$(245)	$16,963	$(304)

Total investment securities:

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$1,486	$(14)	$395	$(5)	$1,881	$(19)
US Agency mortgage-backed securities	33,359	(245)	9,088	(250)	42,447	(495)
Taxable municipal	3,617	(65)	—	—	3,617	(65)
Corporate bonds and other securities	8,884	(160)	7,766	(232)	16,650	(392)
Total	$47,346	$(484)	$17,249	$(487)	$64,595	$(971)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 18 positions that are considered temporarily impaired at June 30, 2016. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at June 30, 2016 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The duration of the total investment securities portfolio at June 30, 2016 is 27.0 months and is lower than the duration at December 31, 2015 which was 34.2 months. The duration remains within our internal established guideline range of 24 to 42 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Total investment securities:

	June 30, 2016
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$2,999	$3,012	$1,000	$999
After 1 year but within 5 years	9,800	9,847	2,400	2,392
After 5 years but within 10 years	34,007	34,998	8,234	8,490
After 10 years but within 15 years	36,719	37,704	4,356	4,475
Over 15 years	34,084	34,764	9,438	9,872
Total	$117,609	$120,325	$25,428	$26,228

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Commercial	$185,540	$181,066
Commercial loans secured by real estate	438,827	421,637
Real estate – mortgage	248,709	257,937
Consumer	19,297	20,344
Loans, net of unearned income	$892,373	$880,984

Loan balances at June 30, 2016 and December 31, 2015 are net of unearned income of $502,000 and $557,000, respectively. Real estate-construction loans comprised 2.9% and 3.0% of total loans, net of unearned income at June 30, 2016 and December 31, 2015, respectively.

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and six month periods ending June 30, 2016 and 2015 (in thousands).

	Three months ended June 30, 2016,
	Balance at March 31, 2016	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2016
Commercial	$3,567	$(14)	$4	$765	$4,322
Commercial loans secured by real estate	3,706	—	8	(440)	3,274
Real estate – mortgage	1,157	(8)	20	(94)	1,075
Consumer	145	(40)	6	24	135
Allocation for general risk	945	—	—	(5)	940
Total	$9,520	$(62)	$38	$250	$9,746

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	Three months ended June 30, 2015,
	Balance at March 31, 2015	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2015
Commercial	$3,157	$—	$8	$6	$3,171
Commercial loans secured by real estate	4,087	(15)	9	59	4,140
Real estate – mortgage	1,304	(188)	25	180	1,321
Consumer	191	(16)	5	21	201
Allocation for general risk	950	—	—	(66)	884
Total	$9,689	$(219)	$47	$200	$9,717

	Six months ended June 30, 2016,
	Balance at December 31, 2015	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2016
Commercial	$4,244	$(3,353)	$11	$3,420	$4,322
Commercial loans secured by real estate	3,449	—	36	(211)	3,274
Real estate – mortgage	1,173	(46)	62	(114)	1,075
Consumer	151	(245)	10	219	135
Allocation for general risk	904	—	—	36	940
Total	$9,921	$(3,644)	$119	$3,350	$9,746

	Six months ended June 30, 2015,
	Balance at December 31, 2014	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2015
Commercial	$3,262	$(121)	$14	$16	$3,171
Commercial loans secured by real estate	3,902	(15)	51	202	4,140
Real estate – mortgage	1,310	(291)	55	247	1,321
Consumer	190	(63)	14	60	201
Allocation for general risk	959	—	—	(75)	884
Total	$9,623	$(490)	$134	$450	$9,717

The substantially higher than typical provision in the first half of 2016 for the commercial portfolio was necessary to resolve the Company’s only meaningful direct loan exposure to the energy industry. These loans are related to a single borrower in the fracking industry who had filed for bankruptcy protection in the fourth quarter of 2015. With the bankruptcy changing from Chapter 11 (reorganization) to Chapter 7 (liquidation) late in the first quarter of 2016, the Company concluded that its previously established reserves on these non-accrual loans were not sufficient to cover the discounted collateral values that will result from the liquidation process. As a result of this action, the Company also experienced heightened net loan charge-offs.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At June 30, 2016
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$986	$341	$—	$—		$1,327
Collectively evaluated for impairment	184,554	438,486	248,709	19,297		891,046
Total loans	$185,540	$438,827	$248,709	$19,297		$892,373
Allowance for loan losses:
Specific reserve allocation	$705	$32	$—	$—	$—	$737
General reserve allocation	3,617	3,242	1,075	135	940	9,009
Total allowance for loan losses	$4,322	$3,274	$1,075	$135	$940	$9,746

	At December 31, 2015
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$4,416	$86	$—	$—		$4,502
Collectively evaluated for impairment	176,650	421,551	257,937	20,344		876,482
Total loans	$181,066	$421,637	$257,937	$20,344		$880,984
Allowance for loan losses:
Specific reserve allocation	$1,387	$—	$—	$—	$—	$1,387
General reserve allocation	2,857	3,449	1,173	151	904	8,534
Total allowance for loan losses	$4,244	$3,449	$1,173	$151	$904	$9,921

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

	June 30, 2016
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$739	$705	$247	$986	$991
Commercial loans secured by real estate	171	32	170	341	761
Total impaired loans	$910	$737	$417	$1,327	$1,752

	December 31, 2015
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$4,416	$1,387	$—	$4,416	$4,421
Commercial loans secured by real estate	—	—	86	86	522
Total impaired loans	$4,416	$1,387	$86	$4,502	$4,943

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Average loan balance:
Commercial	$1,020	$200	$1,103	$110
Commercial loans secured by real estate	352	1,509	523	1,891
Average investment in impaired loans	$1,372	$1,729	$1,626	$2,001
Interest income recognized:
Commercial	$4	$10	$8	$11
Commercial loans secured by real estate	3	5	8	11
Interest income recognized on a cash basis on impaired loans	$7	$15	$16	$22

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

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$182,450	$190	$2,196	$704	$185,540
Commercial loans secured by real estate	430,135	7,375	1,300	17	438,827
Total	$612,585	$7,565	$3,496	$721	$624,367

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$174,616	$1,811	$3,318	$1,321	$181,066
Commercial loans secured by real estate	416,331	3,100	2,188	18	421,637
Total	$590,947	$4,911	$5,506	$1,339	$602,703

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

	June 30, 2016
	Performing	Non-Performing
Real estate – mortgage	$247,832	$877
Consumer	19,297	—
Total	$267,129	$877

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	December 31, 2015
	Performing	Non-Performing
Real estate – mortgage	$256,149	$1,788
Consumer	20,344	—
Total	$276,493	$1,788

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	June 30, 2016
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$184,700	$70	$282	$488	$840	$185,540	$—
Commercial loans secured by real estate	438,655	172	—	—	172	438,827	—
Real estate – mortgage	245,350	1,990	854	515	3,359	248,709	—
Consumer	19,228	54	15	—	69	19,297	—
Total	$887,933	$2,286	$1,151	$1,003	$4,440	$892,373	$—

	December 31, 2015
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$176,216	$489	$4,361	$—	$4,850	$181,066	$—
Commercial loans secured by real estate	421,247	208	182	—	390	421,637	—
Real estate – mortgage	254,288	2,658	442	549	3,649	257,937	—
Consumer	20,115	67	162	—	229	20,344	—
Total	$871,866	$3,422	$5,147	$549	$9,118	$880,984	$—

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

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	June 30, 2016	December 31, 2015
Non-accrual loans
Commercial	$986	$4,260
Commercial loans secured by real estate	299	18
Real estate – mortgage	877	1,788
Total	2,162	6,066
Other real estate owned
Real estate-mortgage	68	75
Total	68	75
TDR’s not in non-accrual	—	156
Total non-performing assets including TDR	$2,230	$6,297
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.25%	0.71%

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income due in accordance with original terms	$20	$24	$79	$48
Interest income recorded	—	—	—	—
Net reduction in interest income	$20	$24	$79	$48

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

The following table details the loans modified as TDRs during the three month period ended June 30, 2016 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan	2	$523	Extension of maturity date

The following table details the loans modified as TDRs during the three month period ended June 30, 2015 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan	1	$204	Extension of maturity date

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same. The specific ALL reserve for loans modified as TDR’s was $523,000 and $542,000 as of June 30, 2016 and 2015, respectively. All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed.

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

The Company had no loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2016 and 2015 (six month periods) and April 1, 2016 and 2015 (three month periods), respectively, and that subsequently defaulted during these reporting periods.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.

Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in the other assets on the Consolidated Balance Sheet. As of June 30, 2016 and December 31, 2015, a total of $68,000 and $75,000, respectively of residential real estate foreclosed assets were included in other assets. As of June 30, 2016, the Company had initiated formal foreclosure procedures on $244,000 of consumer residential mortgages.

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At June 30, 2016
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$22,575	0.56%
Advances	2016	11,000	0.83
	2017	12,000	1.06
	2018	12,000	1.48
	2019	8,000	1.67
	2020 and over	7,042	1.62
Total advances		50,042	1.29
Total FHLB borrowings		$72,617	1.06%

	At December 31, 2015
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$48,748	0.43%
Advances	2016	12,000	0.81
	2017	12,000	1.06
	2018	12,000	1.48
	2019	7,000	1.73
	2020 and over	5,000	1.69
Total advances		48,000	1.27
Total FHLB borrowings		$96,748	0.85%

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

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$1,506	$(8,030)	$(6,524)	$2,072	$(8,313)	$(6,241)
Other comprehensive income (loss) before reclassifications	325	174	499	(625)	416	(209)
Amounts reclassified from accumulated other comprehensive loss	(40)	—	(40)	(18)	—	(18)
Net current period other comprehensive income (loss)	285	174	459	(643)	416	(227)
Ending balance	$1,791	$(7,856)	$(6,065)	$1,429	$(7,897)	$(6,468)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss  – (continued)

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$808	$(8,363)	$(7,555)	$1,843	$(8,745)	$(6,902)
Other comprehensive income before reclassifications	1,060	507	1,567	(396)	848	452
Amounts reclassified from accumulated other comprehensive loss	(77)	—	(77)	(18)	—	(18)
Net current period other comprehensive income	983	507	1,490	(414)	848	434
Ending balance	$1,791	$(7,856)	$(6,065)	$1,429	$(7,897)	$(6,468)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)		Affected line item in the consolidated statement of operations
Details about accumulated other comprehensive loss components	For the three months ended June 30, 2016	For the three months ended June 30, 2015
Unrealized gains and losses on sale of securities
	$(60)	$(28)	Net realized gains on investment securities
	20	10	Provision for income tax expense
	$(40)	$(18)	Net of tax
Total reclassifications for the period	$(40)	$(18)	Net income

(1)	Amounts in parentheses indicate credits.

	Amount reclassified from accumulated other comprehensive loss(1)		Affected line item in the consolidated statement of operations
Details about accumulated other comprehensive loss components	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Unrealized gains and losses on sale of securities
	$(117)	$(28)	Net realized gains on investment securities
	40	10	Provision for income tax expense
	$(77)	$(18)	Net of tax
Total reclassifications for the period	$(77)	$(18)	Net income

(1)	Amounts in parentheses indicate credits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier I capital (as defined in the regulations) to risk-weighted assets (RWA) (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2016, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.72% at June 30, 2016 (in thousands, except ratios).

	At June 30, 2016
	Company		Bank		Minimum Required For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Regulations*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
	(In Thousands, Except Ratios)
Total Capital (To Risk Weighted Assets)	$122,086	13.04%	$105,968	11.39%	8.63%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	92,670	9.90	95,358	10.25	5.13	6.50
Tier 1 Capital (To Risk Weighted Assets)	104,046	11.11	95,358	10.25	6.63	8.00
Tier 1 Capital (To Average Assets)	104,046	9.29	95,358	8.65	4.00	5.00

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital  – (continued)

	At December 31, 2015
	Company		Bank		Minimum Required For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Regulations*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
	(In Thousands, Except Ratios)
Total Capital (To Risk Weighted Assets)	$144,096	15.55%	$106,890	11.67%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	93,202	10.06	96,092	10.49	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	125,648	13.56	96,092	10.49	6.00	8.00
Tier 1 Capital (To Average Assets)	125,648	11.41	96,092	8.97	4.00	5.00

*	Applies to the Bank only.

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

The contribution of the major business segments to the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three months ended June 30, 2016		Six months ended June 30, 2016		June 30, 2016
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,593	$895	$12,890	$1,478	$369,270
Commercial banking	4,731	1,367	9,366	532	624,507
Trust	2,202	400	4,379	545	5,427
Investment/Parent	(1,298)	(1,300)	(2,412)	(2,460)	143,288
Total	$12,228	$1,362	$24,223	$95	$1,142,492

	Three months ended June 30, 2015		Six months ended June 30, 2015		December 31, 2015
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,539	$743	$13,063	$1,402	$415,008
Commercial banking	4,635	1,334	9,373	2,625	589,840
Trust	2,230	396	4,397	776	5,263
Investment/Parent	(912)	(1,052)	(1,695)	(2,013)	138,386
Total	$12,492	$1,421	$25,138	$2,790	$1,148,497

15. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $166.7 million and $170.5 million along with standby letters of credit of $9.0 million and $7.5 million as of June 30, 2016 and December 31, 2015, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$368	$400	$736	$800
Interest cost	344	325	688	650
Expected return on plan assets	(563)	(525)	(1,126)	(1,050)
Recognized net actuarial loss	314	300	628	600
Net periodic pension cost	$463	$500	$926	$1,000

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

The following tables present the assets reported on the Consolidated Balance Sheets at their fair value as of June 30, 2016 and December 31, 2015, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2016 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$1,902	$—	$1,902	$—
US Agency mortgage-backed securities	91,723	—	91,723	—
Corporate bonds	26,700	—	26,700	—

	Fair Value Measurements at December 31, 2015 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$2,881	$—	$2,881	$—
US Agency mortgage-backed securities	98,334	—	98,334	—
Corporate bonds	18,252	—	18,252	—

Assets Measured on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At June 30, 2016, impaired loans with a carrying value of $1,327,000 were reduced by a specific valuation allowance totaling $737,000 resulting in a net fair value of $590,000. At December 31, 2015, impaired loans with a carrying value of $4.5 million were reduced by a specific valuation allowance totaling $1.4 million resulting in a net fair value of $3.1 million.

Other real estate owned is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements at June 30, 2016 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$590	$—	$—	$590
Other real estate owned	68	—	—	68

	Fair Value Measurements at December 31, 2015 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,115	$—	$—	$3,115
Other real estate owned	75	—	—	75

June 30, 2016	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$590	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	15% to 20% (18%)
Other real estate owned	68	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 26% (8%) 9% to 55% (16%)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

December 31, 2015	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$3,115	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	15% to 20% (17%)
Other real estate owned	75	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	23% to 49% (35%) 10% to 59% (25%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at June 30, 2016 and December 31, 2015, were as follows (in thousands):

	June 30, 2016
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$27,018	$27,018	$27,018	$—	$—
Investment securities – AFS	120,325	120,325	—	120,325	—
Investment securities – HTM	25,428	26,228	—	23,254	2,974
Regulatory stock	5,862	5,862	5,862	—	—
Loans held for sale	3,140	3,221	3,221	—	—
Loans, net of allowance for loan loss and unearned income	882,627	888,533	—	—	888,533
Accrued interest income receivable	3,286	3,286	3,286	—	—
Bank owned life insurance	37,564	37,564	37,564	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$651,488	$651,488	$651,488	$—	$—
Deposits with stated maturities	289,443	291,548	—	—	291,548
Short-term borrowings	22,575	22,575	22,575	—	—
All other borrowings	70,372	75,988	—	—	75,988
Accrued interest payable	1,471	1,471	1,471	—	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

	December 31, 2015
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$48,510	$48,510	$48,510	$—	$—
Investment securities – AFS	119,467	119,467	—	119,467	—
Investment securities – HTM	21,419	21,533	—	18,608	2,925
Regulatory stock	6,753	6,753	6,753	—	—
Loans held for sale	3,003	3,041	3,041	—	—
Loans, net of allowance for loan loss and unearned income	871,063	869,591	—	—	869,591
Accrued interest income receivable	3,057	3,057	3,057	—	—
Bank owned life insurance	37,228	37,228	37,228	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$633,751	$633,751	$633,751	$—	$—
Deposits with stated maturities	269,543	271,909	—	—	271,909
Short-term borrowings	48,748	48,748	48,748	—	—
All other borrowings	68,310	71,816	—	—	71,816
Accrued interest payable	1,651	1,651	1,651	—	—

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

18. Accounting Changes

On January 1, 2016, the Company adopted ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30), which changed the presentation of debt issuance costs. Whereas in prior periods debt issuance cost related to a recognized debt liability was presented on the balance sheet as an asset of the Company, the amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new method of accounting for debt issuance cost was adopted in accordance with the Update and comparative financial statements of prior years have been adjusted to apply the new method retrospectively. The guaranteed junior subordinated deferrable interest debentures and subordinated debt financial statement line items for the periods ended June 30, 2016 and December 31, 2015 were affected by this change in accounting principle.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)

.....2016 SECOND QUARTER SUMMARY OVERVIEW.....AmeriServ Financial, Inc. reported second quarter 2016 net income available to common shareholders of $1,362,000, or $0.07 per diluted common share. This earnings performance was consistent with the second quarter of 2015 where net income available to common shareholders totaled $1,369,000, or $0.07 per diluted common share. For the six month period ended June 30, 2016, the Company reported net income available to common shareholders of $80,000, which rounds to $0.00 per diluted share. This represented a decrease in earnings per share from the first half of 2015 where net income available to common shareholders totaled $2,685,000, or $0.14 per diluted common share, due primarily to an increased provision for loan losses that was recorded in the first quarter of 2016.

The second quarter of 2016 was a period marked by a number of unexpected events. In the world of global finance, there was the vote in the United Kingdom to exit the European Union. In the world of geopolitics, there was the spread of terrorism on an almost daily basis. Meanwhile, we in the United States can feel the quickening of tensions as the 2016 Presidential election draws near. It is necessary for us at AmeriServ to monitor these events of significance, but we find it is also a good time to increase our concentration on the events here at AmeriServ.

The first quarter of 2016 was highlighted by the decision of our Board and Management team to take swift and complete action on two issues of concern. This meant the Trust Company had to bear most of the full expense involved in the inquiry into a Trust Company processing error. Concurrently, we took action to absorb a significant charge off of the company’s only direct energy loan. These decisions resulted in a net loss for the first quarter of 2016. These two events were unrelated and very much self-contained. Therefore, the best course of action for the good of the franchise was to put them behind us. This enabled Management to focus totally on achieving better results during the remaining quarters of 2016.

As previously noted, AmeriServ produced net income of $1,362,000 or $0.07 earnings per common share in the second quarter. This result was just $59,000 below the second quarter of 2015. More importantly, it was indicative that the recovery in net income had occurred, as we had believed it would. Perhaps even beyond that important accomplishment, the second quarter net income was also sufficient to overcome the first quarter loss and to return the franchise to profitability for the first six months of 2016. While we remain diligent and alert, we now believe that the additional expenses from the first quarter of 2016 are in fact behind us and therefore Management can focus fully on growth with earnings again.

Given the media concerns about the global and national economies, we note that the AmeriServ loan portfolio closed the second quarter at a ninth consecutive quarterly record high. Meanwhile, deposits increased by over $37 million pushing ever closer to the $1 billion level. At the same time, non-performing assets declined to the lowest quarter end level since 2006.

During the second quarter of 2016, the Trust Company achieved fees that were the third highest in the last ten quarters and trust expenses were the lowest since the first quarter of 2015. The new management team at the Trust Company is in place and focused on meeting its goals on after tax profit margin and total revenue growth.

It is our belief that the second quarter rapid return to profitability is a very strong indicator of the strength of AmeriServ. The Company was able to face operating challenges and solve them quickly so that fundamental progress may continue. It is especially interesting to note that while these challenges were being faced, the Company issued $7.65 million of subordinated debt which has a 6.50% fixed interest rate in late December 2015. The proceeds from the subordinated debt issuance, along with other cash on hand, was used to redeem all $21 million of our outstanding SBLF preferred stock on January 27, 2016. Following that repayment transaction AmeriServ still exceeded the published Federal Reserve capital requirements that do not become effective until 2019.

Certainly, it is our goal to be transparent with our shareholders, for it is their capital contributions that enable us to exist. Certainly, the loan production and the deposit totals tell a positive story. The Trust Company with its multiple lines of business is almost unique among companies the size of AmeriServ.

Perhaps one of the most outstanding qualities of AmeriServ is its increasing strength as a safe and sound company and its determination to be a better performer in everything it does.

THREE MONTHS ENDED JUNE 30, 2016 VS. THREE MONTHS ENDED JUNE 30, 2015

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended June 30, 2016	Three months ended June 30, 2015
Net income	$1,362	$1,421
Net income available to common shareholders	1,362	1,369
Diluted earnings per share	0.07	0.07
Return on average assets (annualized)	0.48%	0.52%
Return on average equity (annualized)	5.60%	4.88%

The Company returned to more typical profitability levels in the second quarter of 2016 by reporting net income available to common shareholders of $1,362,000 or $0.07 per diluted common share. This earnings performance was consistent with the second quarter of 2015 where net income available to common shareholders totaled $1,369,000, or $0.07 per diluted common share. The negative impact of net interest margin compression more than offset continued solid loan and deposit growth and resulted in net interest income decreasing by $314,000. Nearly offsetting this decline to net interest income was the positive impact to the Company’s earning’s performance of a higher level of non-interest income by $50,000 and a lower level of non-interest expense by $200,000.

.....NET INTEREST INCOME AND MARGIN.....The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the second quarter of 2016 to the second quarter of 2015 (in thousands, except percentages):

	Three months ended June 30, 2016	Three months ended June 30, 2015	$ Change	% Change
Interest income	$10,389	$10,409	$(20)	(0.2)%
Interest expense	1,903	1,609	294	18.3
Net interest income	$8,486	$8,800	$(314)	(3.6)
Net interest margin	3.23%	3.45%	(0.22)	N/M

N/M — not meaningful

The Company’s net interest income in the second quarter of 2016 decreased by $314,000, or 3.6%, when compared to the second quarter of 2015. The Company’s net interest margin of 3.23% for the second quarter of 2016 was 22 basis points lower than the net interest margin of 3.45% for the second quarter 2015. The reduction in net interest income is a direct result of net interest margin compression along with the interest expense associated with the Company’s late fourth quarter 2015 issuance of subordinated debt. The prolonged low interest rate environment that exists in the economy, along with intense market competition for loans are the primary causes of this net interest margin compression and more than offset the Company continuing to grow earning assets and control its cost of funds through disciplined deposit pricing. Specifically, the earning asset growth occurred in the loan portfolio as total loans averaged $889 million in the second quarter of 2016 which is $31.5 million, or 3.7%, higher than the $857 million average for the second quarter of 2015. This loan growth reflects the successful results of the Company’s business development efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans particularly through its loan production offices. Despite this meaningful loan growth experienced between years, loan interest income decreased by $71,000, or 0.7%. Interest income on investments in 2016 also returned to a more normal level after the Company benefited from a special dividend from the FHLB of Pittsburgh in 2015. Overall, total interest income decreased by $20,000, or 0.2%, between years.

When compared to the second quarter of 2015, total interest expense for the second quarter of 2016 increased by $294,000, or 18.3%, due to a higher level of both borrowings and deposit interest expense. The Company experienced a $135,000 increase in the interest cost for borrowings in the second quarter of 2016 with $129,000 of this increase attributable to the Company’s recent subordinated debt issuance. Specifically, the Company issued $7.65 million of subordinated debt which has a 6.50% fixed interest rate in late December 2015. The proceeds from the subordinated debt issuance, along with other cash on hand, was used to redeem all $21 million of our outstanding SBLF preferred stock on January 27, 2016. The remainder of the increase in borrowings interest expense was due to a greater utilization of FHLB term advances to extend borrowings for interest rate risk management purposes. The Company experienced significant growth in deposits between years which is a reflection of the loyalty and stability of our core deposit base that provides a strong foundation from which this growth builds. Management’s ability to acquire new core deposit funding from outside of our traditional market areas as well as our ongoing efforts to cross sell new loan customers into deposit products were the primary reasons for this growth. Specifically, total deposits averaged a record level of $955 million for the second quarter of 2016 which is $64.5 million, or 7.2%, higher than the $891 million average for the second quarter of 2015. The Company is pleased that a meaningful portion of this deposit growth occurred in non-interest bearing demand deposit accounts. Deposit interest expense in 2016 increased by $159,000, or 13.6%, due to the higher balance of deposits along with certain money market accounts repricing upward after the December 2015 Federal Reserve fed funds interest rate increase.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2016 and June 30, 2015 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended June 30 (In thousands, except percentages)

	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$888,839	$9,416	4.21%	$857,294	$9,486	4.40%
Interest bearing deposits	1,065	2	0.60	1,235	1	0.40
Short-term investment in money market funds	10,208	13	0.52	9,108	5	0.23
Investment securities – AFS	120,352	778	2.59	126,220	777	2.46
Investment securities – HTM	24,456	187	3.06	20,214	146	2.89
Total investment securities	144,808	965	2.67	146,434	923	2.52
Total interest earning assets/interest income	1,044,920	10,396	3.96	1,014,071	10,415	4.09
Non-interest earning assets:
Cash and due from banks	19,235			18,067
Premises and equipment	11,969			12,725
Other assets	68,640			69,880
Allowance for loan losses	(9,652)			(9,744)
TOTAL ASSETS	$1,135,112			$1,104,999
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$108,615	$78	0.29%	$101,586	$52	0.21%
Savings	96,551	39	0.16	96,694	40	0.17
Money markets	275,888	290	0.42	231,814	182	0.31
Time deposits	290,482	923	1.27	291,270	897	1.24
Total interest bearing deposits	771,536	1,330	0.69	721,364	1,171	0.65
Short-term borrowings	3,682	5	0.55	27,771	23	0.33
Advances from Federal Home Loan Bank	49,081	159	1.30	45,933	135	1.18
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Subordinated debt	7,650	129	6.73	—	—	—
Total interest bearing liabilities/interest expense	845,034	1,903	0.90	808,153	1,609	0.80
Non-interest bearing liabilities:
Demand deposits	183,547			169,250
Other liabilities	8,752			10,741
Shareholders’ equity	97,779			116,855
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,135,112			$1,104,999
Interest rate spread			3.06			3.29
Net interest income/Net interest margin		8,493	3.23%		8,806	3.45%
Tax-equivalent adjustment		(7)			(6)
Net Interest Income		$8,486			$8,800

.....PROVISION FOR LOAN LOSSES.....The Company recorded a $250,000 provision for loan losses in the second quarter of 2016 compared to a $200,000 provision for loan losses in the second quarter of 2015. The provision recorded in the second quarter of 2016 was more typical of the level to support the continuing growth of the loan portfolio and cover net loan charge-offs. The Company experienced net loan charge-offs of $24,000 or 0.01% of total loans in the second quarter of 2016 compared to net loan charge-offs of $172,000 or 0.08% of total loans in the second quarter of 2015. At June 30, 2016, non-performing assets totaled

$2.2 million, or only 0.25% of total loans. In summary, the allowance for loan losses provided a strong 437% coverage of non-performing loans, and 1.09% of total loans, at June 30, 2016, compared to 158% coverage of non-performing loans, and 1.13% of total loans, at December 31, 2015.

.....NON-INTEREST INCOME.....Non-interest income for the second quarter of 2016 totaled $3.7 million and increased $50,000, or 1.4%, from the second quarter 2015 performance. Factors contributing to this higher level of non-interest income for the quarter included:

*	a $107,000 increase in revenue from other income as a result of funds received from our debit card vendor from a branding agreement;
*	a $40,000, or 17.8%, decrease in net gains realized on residential mortgage loan sales and a $11,000 decrease in mortgage related fees due to reduced refinance activity and a decrease in new mortgage loan originations in 2016;
*	a $32,000 increase in gains realized on the sale of investment securities in the second quarter of 2016; and
*	a $25,000 decrease in service charges on deposit accounts due to a lower receipt of checking overdraft fees.

.....NON-INTEREST EXPENSE.....Non-interest expense for the second quarter of 2016 totaled $10.0 million and decreased by $200,000, or 2.0%, from the prior year’s second quarter. Factors contributing to the lower non-interest expense in the quarter included:

*	a decrease in professional fees of $83,000 or 6.5% due to reduced legal fees, director fees and other professional related costs;
*	a $76,000, or 1.3%, decrease in salaries and employee benefits due to the previously disclosed branch consolidation in the State College market and reduction of staff in the executive office;
*	a $71,000 decrease in equipment expenses along with a $28,000 reduction in occupancy expenses which is reflective of the Company’s ongoing efforts to reduce non-interest expenses; and
*	a $54,000 increase in other expenses due to higher software related expenses and ATM processing costs.

SIX MONTHS ENDED JUNE 30, 2016 VS. SIX MONTHS ENDED JUNE 30, 2015

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Six months ended June 30, 2016	Six months ended June 30, 2015
Net income	$95	$2,790
Net income available to common shareholders	80	2,685
Diluted earnings per share	0.00	0.14
Return on average assets (annualized)	0.02%	0.51%
Return on average equity (annualized)	2.66%	4.84%

The Company reported a first half 2016 net income available to common shareholders of $80,000, which rounds to $0.00 per diluted common share, due primarily to a $2.9 million increased provision for loan losses that was recorded in the first quarter of 2016. This represented a decrease in earnings per share from the first half of 2015 where net income available to common shareholders totaled $2,685,000, or $0.14 per diluted common share. The negative impact of net interest margin compression more than offset continued solid loan and deposit growth and resulted in net interest income decreasing by $690,000. Additionally, the Company’s earning’s performance was also negatively impacted due to a lower level of non-interest income by $225,000 and a higher level of non-interest expense by $101,000.

.....NET INTEREST INCOME AND MARGIN.....The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the first six months of 2016 to the first six months of 2015 (in thousands, except percentages):

	Six months ended June 30, 2016	Six months ended June 30, 2015	$ Change	% Change
Interest income	$20,811	$20,932	$(121)	(0.6)%
Interest expense	3,767	3,198	569	17.8
Net interest income	$17,044	$17,734	$(690)	(3.9)
Net interest margin	3.27%	3.51%	(0.24)	N/M

N/M — not meaningful

The Company’s net interest income in the first half of 2016 decreased by $690,000, or 3.9%, when compared to the first half of 2015. The Company’s net interest margin of 3.27% for the first half of 2016 was 24 basis points lower than the net interest margin of 3.51% for the first half 2015. The reduction in net interest income is a direct result of net interest margin compression that is prevalent in the banking industry as well as additional interest expense associated with the Company’s late fourth quarter 2015 issuance of subordinated debt. The prolonged low interest rate environment that exists in the economy, along with intense market competition for loans more than offset the Company continuing to grow earning assets and control its cost of funds through disciplined deposit pricing. Specifically, the earning asset growth occurred in the loan portfolio as total loans averaged $885 million in the first six months of 2016 which is $35.5 million, or 4.2%, higher than the $849 million average for the first six months of 2015. This loan growth reflects the successful results of the Company’s business development efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans particularly through its loan production offices. Despite this meaningful loan growth experienced between years, loan interest income decreased modestly by $62,000, or 0.3%. Interest income on investments in 2016 is also down for the six month period as the Company benefited from a special dividend from the FHLB of Pittsburgh in 2015. Overall, total interest income decreased by $121,000, or 0.6%, in the first half of 2016.

Total interest expense for the first half of 2016 increased by $569,000, or 17.8%, due to higher levels of both borrowings and deposit interest expense. The Company experienced a $330,000 increase in the interest cost for borrowings in the first half of 2016 with $258,000 of this increase attributable to the Company’s recent subordinated debt issuance. Specifically, the Company issued $7.65 million of subordinated debt which has a 6.50% fixed interest rate in late December 2015. The proceeds from the subordinated debt issuance, along with other cash on hand, was used to redeem all $21 million of our outstanding SBLF preferred stock on January 27, 2016. The remainder of the increase in borrowings interest expense was due to a greater utilization of FHLB term advances to extend borrowings for interest rate risk management purposes. The Company also experienced significant growth in deposits between years which is a reflection of the loyalty and stability of our core deposit base that provides a strong foundation from which this growth builds. Management’s ability to acquire new core deposit funding from outside of our traditional market areas as well as our ongoing efforts to cross sell new loan customers into deposit products were the primary reasons for this growth. Specifically, total deposits averaged a record level of $933 million for the first six months of 2016 which is $38.9 million, or 4.4%, higher than the $894 million average for the first six months of 2015. The Company is pleased that a meaningful portion of this deposit growth occurred in non-interest bearing demand deposit accounts. Deposit interest expense through six months of 2016 increased by $239,000, or 10.2%, due to the higher balance of deposits along with certain money market accounts repricing upward after the December 2015 Federal Reserve fed funds interest rate increase.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 2016 and June 30, 2015 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Six months ended June 30 (In thousands, except percentages)

	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$884,951	$18,889	4.24%	$849,453	$18,947	4.45%
Interest bearing deposits	2,275	9	0.73	1,235	3	0.40
Short-term investment in money market funds	9,082	23	0.51	10,593	7	0.16
Investment securities – AFS	120,282	1,545	2.57	126,804	1,690	2.67
Investment securities – HTM	23,202	360	3.10	20,239	296	2.93
Total investment securities	143,484	1,905	2.66	147,043	1,986	2.70
Total interest earning assets/interest income	1,039,792	20,826	4.00	1,008,324	20,943	4.15
Non-interest earning assets:
Cash and due from banks	18,987			17,680
Premises and equipment	12,030			12,839
Other assets	68,195			70,091
Allowance for loan losses	(9,769)			(9,709)
TOTAL ASSETS	$1,129,235			$1,099,225
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$104,954	$147	0.28%	$97,256	$96	0.20%
Savings	95,927	78	0.16	94,592	77	0.16
Money markets	270,161	568	0.42	232,178	362	0.31
Time deposits	279,143	1,791	1.29	298,660	1,810	1.22
Total interest bearing deposits	750,185	2,584	0.69	722,686	2,345	0.65
Short-term borrowings	16,565	47	0.56	20,628	33	0.33
Advances from Federal Home Loan Bank	49,108	318	1.30	44,757	260	1.17
Guaranteed junior subordinated deferrable interest debentures	13,085	560	8.57	13,085	560	8.57
Subordinated debt	7,650	258	6.73	—	—	—
Total interest bearing liabilities/interest expense	836,593	3,767	0.90	801,156	3,198	0.80
Non-interest bearing liabilities:
Demand deposits	182,322			170,904
Other liabilities	9,061			10,897
Shareholders’ equity	101,259			116,268
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,129,235			$1,099,225
Interest rate spread			3.10			3.35
Net interest income/Net interest margin		17,059	3.27%		17,745	3.51%
Tax-equivalent adjustment		(15)			(11)
Net Interest Income		$17,044			$17,734

.....PROVISION FOR LOAN LOSSES..... For the six month period in 2016, the Company recorded a $3,350,000 provision for loan losses compared to a $450,000 provision for loan losses in the first six months of 2015. The substantially higher than typical provision and net loan charge-offs recorded in the first quarter of 2016 were necessary to resolve the Company’s only meaningful direct loan exposure to the energy industry. These loans are related to a single borrower in the fracking industry who had filed for bankruptcy protection in the fourth quarter of 2015. With the bankruptcy changing from Chapter 11 (reorganization) to Chapter 7 (liquidation) late in the first quarter of 2016, the Company concluded that its previously established reserves on these non-accrual loans were not sufficient to cover the discounted collateral values that will result from the liquidation process. For the six month periods, there were net loan charge-offs of $3.5 million, or 0.80%, of total loans in first half of 2016 compared to net loan charge-offs of $356,000 or 0.08% of total loans in 2015. Overall, the Company continued to maintain outstanding asset quality in the first half of 2016. At June 30, 2016, non-performing assets totaled $2.2 million, or only 0.25% of total loans. In summary, the allowance for loan losses provided a strong 437% coverage of non-performing loans, and 1.09% of total loans, at June 30, 2016, compared to 158% coverage of non-performing loans, and 1.13% of total loans, at December 31, 2015.

.....NON-INTEREST INCOME.....Non-interest income for the first six months of 2016 totaled $7.2 million and decreased $225,000, or 3.0%, from the first six months 2015 performance. Factors contributing to this lower level of non-interest income for the quarter included:

*	a $198,000 decrease in revenue from bank owned life insurance after the Company received a death benefit in 2015 and no benefit claim occurred in 2016;
*	a $124,000, or 29.8%, decrease in net gains realized on residential mortgage loan sales and a $63,000 decrease in mortgage related fees due to reduced refinance activity and a decrease in new mortgage loan originations in 2016;
*	a $92,000 increase in revenue from other income as a result of funds received from our debit card vendor from a branding agreement; and
*	an $89,000 increase in gains realized on the sale of investment securities in the first six months of 2016.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first half of 2016 totaled $20.8 million and increased by $101,000, or 0.5%, from the prior year’s first six months. Factors contributing to the higher non-interest expense in the quarter included:

*	a $171,000 increase in professional fees that was almost entirely attributable to non-recurring costs for legal and accounting services that were necessary to resolve a trust operations trading error. Costs related to this trust issue were also the primary reason that other expenses also increased by $119,000 between years; and
*	a $132,000 decrease in occupancy expenses along with a $101,000 reduction in equipment expenses which is reflective of the Company’s ongoing focus to reduce non-interest expenses.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $28,000, or an effective tax rate of 22.8%, in the first six months of 2016 which is lower when compared to the income tax expense of $1,249,000, or an effective tax rate of 30.9%, for the first six months of 2015. The lower income tax expense and effective tax rate is due to the first quarter 2016 loss recognized by the Company.

.....SEGMENT RESULTS.....Retail banking’s net income contribution was $895,000 in the second quarter and $1.5 million for the first six months of 2016 which was up by $152,000 and $76,000 from the net income contribution for the same 2015 periods. These increases in earnings in 2016 were due this segment’s net interest income benefitting from the significantly higher deposit balances and reduced non-interest expenses particularly occupancy and equipment related costs. These favorable items more than offset a lower level of BOLI income, residential mortgage related fee income and residential mortgage loan sale gains.

The commercial banking segment reported net income of $1.4 million in the second quarter and $532,000 for the first six months of 2016 which was $33,000 higher when compared to the second quarter of 2015, but

$2.1 million lower than the first six months of 2015 result. The lower level of income for the six month time period was due to the higher loan loss provision that was required to resolve the troubled energy sector loan. Also, net interest income decreased as the negative impact of net interest margin compression more than offset the strong growth in commercial and commercial real estate loans over the past year. Additionally, total non-interest income decreased due to the lower level of BOLI income while total non-interest expense was higher due to increased employee cost.

The trust segment reported net income of $400,000 in the second quarter and $545,000 for the first six months of 2016 which was $4,000 higher than the 2015 result for the same quarter period, but $231,000 lower than the first six months of 2015 period. The lower level of net income for the six month period is primarily due to the Trust Company operations trading error that occurred during a technology upgrade and resulted in $366,000 of additional expenses in the first quarter of 2016. Slightly offsetting this was trust and investment advisory fees increasing modestly since last year due to successful business development efforts. Also, fee pressure from reduced asset market values that was caused by a declining equity market early in 2016 rebounded in the second quarter as the equity market increased resulting in asset market values improving.

The investment/parent segment reported net loss of $1.3 million in the second quarter and a net loss of $2.5 million for the first six months of 2016, which resulted in a greater loss by $248,000 and $447,000, respectively than the 2015 result for the same periods. The increased loss between years is reflective of an increase in total interest expense due to the additional cost associated with the subordinated debt issuance that occurred in late 2015 and is included in the investment/parent segment’s results for the first time. Finally, this segment has felt the most earnings pressure from the continued low interest rate environment.

.....BALANCE SHEET.....The Company’s total consolidated assets were $1.142 billion at June 30, 2016, which declined by $6.0 million, or 0.5%, from the December 31, 2015 asset level. The reduction in assets was primarily due to the repayment of the $21 million SBLF preferred stock. The redemption was funded from the issuance of $7.65 million of subordinated debt and $13.4 million of cash and securities on hand at the Parent Company.

Total deposits increased by $37.6 million, or 4.2% in the first six months of 2016. Total FHLB borrowings have decreased by $24.1 million since year-end 2015. The FHLB term advances with maturities between three and five years grew by $2 million and now total $50 million as the Company has utilized these advances to help manage interest rate risk and favorably position our balance sheet in a rising rate environment. The Company’s total shareholders’ equity decreased by $19.7 million over the first six months of 2016 due to the Company’s redemption of the preferred stock on January 27, 2016. The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.04%, and a common equity tier 1 capital ratio of 9.90% at June 30, 2016. (See the discussion of the new Basel III capital requirements under the “Capital Resources” section.) The Company’s book value per common share was $5.25, its tangible book value per common share was $4.62, and its tangible common equity to tangible assets ratio was 7.72% at June 30, 2016.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	June 30, 2016	December 31, 2015	June 30, 2015
Total accruing loan delinquency (past due 30 to 89 days)	$2,861	$4,396	$4,383
Total non-accrual loans	2,162	6,066	2,111
Total non-performing assets including TDR*	2,230	6,297	2,565
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.32%	0.50%	0.51%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.24	0.69	0.24
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.25	0.71	0.30
Non-performing assets as a percentage of total assets	0.20	0.55	0.23
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.80	0.11	0.08
Annualized provision for loan losses	0.76	0.15	0.11
Total classified loans (loans rated substandard or doubtful)	$5,052	$8,566	$8,683

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

The Company continued to maintain strong asset quality in the first six months of 2016 as evidenced by low levels of non-accrual loans, non-performing assets, classified loans, and loan delinquency levels that continue to be below 1% of total loans. We continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2016, the 25 largest credits represented 32.5% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30, 2016	December 31, 2015	June 30, 2015
Allowance for loan losses	$9,746	$9,921	$9,717
Allowance for loan losses as a percentage of each of the following
total loans, net of unearned income	1.09%	1.13%	1.13%
total accruing delinquent loans (past due 30 to 89 days)	340.65	225.68	221.70
total non-accrual loans	450.79	163.55	460.30
total non-performing assets	437.04	157.55	378.83

The Company recorded a $3.4 million provision for loan losses in the first six months of 2016 compared to a $450,000 provision for loan losses in the first six months of 2015 or an increase of $2.9 million between periods. The substantially higher than typical provision in the first six months of 2016 was necessary to resolve the Company’s only meaningful direct loan exposure to the energy industry.

.....LIQUIDITY.....The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past five years and has been more than adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth over the past few years. We strive to operate our loan to deposit ratio in a range of 80% to 100%. For the first six months of 2016, the Company’s loan to deposit ratio has averaged 94.9%. We are optimistic that we can increase the loan to deposit ratio in the future given current commercial loan pipelines, continued growth of our loan production offices and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $21.5 million from December 31, 2015 to June 30, 2016, due to $18.0 million of cash used in investing activities and $7.9 million of cash used by financing activities. This more than offset the $4.4 million of cash provided by operating activities. Within investing activities, cash provided from investment security maturities was $12.7 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $113.2 million and was $14.9 million higher than the $98.3 million of cash received from loan principal payments and participations sold. Within financing activities, deposits increased by $37.6 million of cash. Total borrowings decreased as advances of short-term borrowings and purchases of FHLB term advances declined by $24.1 million. The company also used $21.0 million to redeem the preferred stock issued to the US Treasury under the SBLF program. At June 30, 2016, the Company had immediately available $386 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $9.6 million of cash, short-term investments, and investment securities at June 30, 2016. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At June 30, 2016, our subsidiary Bank had $2.5 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Based upon this internal limit, the Trust Company had $33,000 of cash available for immediate dividends to the holding company. Overall, we believe that the holding company has strong liquidity to meet its trust preferred and subordinated debt service requirements, and its current common stock dividends, all of which should approximate $2.4 million over the next twelve months.

.....CAPITAL RESOURCES.....The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 ratio was 9.90%, the tier 1 capital ratio was 11.11%, and the total capital ratio was 13.04% at June 30, 2016. The Company’s tier 1 leverage was 9.29% at June 30, 2016. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2016. We expect that capital generated from earnings will be utilized to pay the common stock cash dividend and will also support anticipated balance sheet growth. On July 25, 2016, the Company announced that its Board of Directors declared a $0.015 per share quarterly common stock cash dividend. This new quarterly dividend amount represents a 50% increase from the previous $0.01 per share quarterly dividend. The cash dividend is payable August 22, 2016 to shareholders of record on August 8, 2016. This increased cash dividend represents a 1.9% annualized yield using the July 21, 2016 closing common stock price of $3.13 and represents an approximate payout ratio of 21% based upon the Company’s second quarter 2016 earnings per share of $0.07. With the successful redemption of the SBLF preferred stock in the first quarter of 2016 and the Company’s rapid return to more typical profitability levels in the second quarter of 2016, our Board of Directors is confident that this is the appropriate time to begin to return more capital to our shareholders.

On January 1, 2015, U.S. federal banking agencies implemented the new Basel III capital standards, which establish the minimum capital levels to be considered well-capitalized and revise the prompt corrective action requirements under banking regulations. The revisions from the previous standards include a revised definition of capital, the introduction of a minimum Common Equity Tier 1 capital ratio and changed risk weightings for certain assets. The implementation of the new rules will be phased in over a four year period ending January 1, 2019 with minimum capital requirements becoming increasingly more strict each year of the transition. The new minimum capital requirements for each ratio, both, initially on January 1, 2015 and at the end of the transition on January 1, 2019, are as follows: A common equity tier 1 capital ratio of 4.5% initially and 7.0% at January 1, 2019; a tier 1 capital ratio of 6.0% and 8.50%; a total capital ratio of 8.0% and 10.50%; and a tier 1 leverage ratio of 5.00% and 5.00%. Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer above its minimum risk-based capital requirements, which increases over the transition period, from 0.625% of total risk weighted assets in 2016 to 2.5% in 2019. The Company continues to be committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a return to our shareholders.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	4.2%	36.6%
100bp increase	2.6	22.2
100bp decrease	(3.1)	1.0

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio, the scheduled repricing of loans tied to LIBOR or prime, and the extension of a portion of borrowed funds. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at approximately 0.25%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Modest positive variability of market value of portfolio equity occurs in the downward rate shock due to a limited reduction of value for core deposits in this low interest rate environment.

.....OFF BALANCE SHEET ARRANGEMENTS.....The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $166.7 million and standby letters of credit of $9.0 million as of June 30, 2016. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.6 million, or 78%, of the total allowance for loan losses at June 30, 2016 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of June 30, 2016, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At June 30, 2016, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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
•	Revenue Growth — It is necessary for the Company to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through several loan production offices. There will be a particular focus on small business commercial lending. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.
•	Expense Rationalization — The Company remains focused on trying to reduce and rationalize expenses. This has not been a program of broad based cuts, but has been targeted so the Company stays strong but spends less. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues. The Company’s also recently completed two additional initiatives that will further reduce non-interest expenses and improve the Company’s future profitability. Specifically, at the end of the first quarter of 2016, the Company had closed its Southern Atherton branch office in the State College market and consolidated the retail customer accounts from this branch into its nearby and newer branch office located on North Atherton Street. The Company remains committed to the State College market and this change will allow for a more efficient operation that will allow us to better compete in this demographically attractive but highly competitive banking market. Additionally, the Company also recently realigned its executive leadership team by eliminating one senior position in its executive office. We anticipate that the combined annual cost savings from these two profitability improvement initiatives will approximate $750,000.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2016, are effective.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on December 30, 2014 (Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on January 2, 2015).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant
Date: August 5, 2016	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: August 5, 2016	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer