Form 10-Q
period 2016-09-30
AMERISERV FINANCIAL INC /PA/
filed 2016-11-04
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2016
Common Stock, par value $0.01	18,903,472

AmeriServ Financial, Inc.

INDEX

i

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from depository institutions	$22,241	$23,443
Interest bearing deposits	2,781	6,960
Short-term investments in money market funds	5,498	18,107
Total cash and cash equivalents	30,520	48,510
Investment securities:
Available for sale	117,789	119,467
Held to maturity (fair value $28,577 on September 30, 2016 and $21,533 on December 31, 2015)	27,820	21,419
Loans held for sale	8,777	3,003
Loans	888,013	881,541
Less: Unearned income	489	557
Allowance for loan losses	9,726	9,921
Net loans	877,798	871,063
Premises and equipment, net	11,823	12,108
Accrued interest income receivable	3,007	3,057
Goodwill	11,944	11,944
Bank owned life insurance	37,733	37,228
Net deferred tax asset	8,623	8,993
Federal Home Loan Bank stock	3,355	4,628
Federal Reserve Bank stock	2,125	2,125
Other assets	4,341	4,952
TOTAL ASSETS	$1,145,655	$1,148,497
LIABILITIES
Non-interest bearing deposits	$178,664	$188,947
Interest bearing deposits	784,072	714,347
Total deposits	962,736	903,294
Short-term borrowings	7,901	48,748
Advances from Federal Home Loan Bank	49,042	48,000
Guaranteed junior subordinated deferrable interest debentures, net	12,904	12,892
Subordinated debt, net	7,435	7,418
Total borrowed funds	77,282	117,058
Other liabilities	5,593	9,172
TOTAL LIABILITIES	1,045,611	1,029,524
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 21,000 shares issued and outstanding on December 31, 2015	—	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,521,291 shares issued and 18,903,472 outstanding on September 30, 2016; 26,488,630 shares issued and 18,870,811 outstanding on December 31, 2015	265	265
Treasury stock at cost, 7,617,819 shares on September 30, 2016 and December 31, 2015	(74,829)	(74,829)
Capital surplus	145,530	145,441
Retained earnings	35,135	34,651
Accumulated other comprehensive loss, net	(6,057)	(7,555)
TOTAL SHAREHOLDERS’ EQUITY	100,044	118,973
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,145,655	$1,148,497

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$9,462	$9,718	$28,336	$28,654
Interest bearing deposits	2	1	11	4
Short-term investments in money market funds	31	3	54	10
Investment securities:
Available for sale	779	790	2,324	2,480
Held to maturity	202	155	562	451
Total Interest Income	10,476	10,667	31,287	31,599
INTEREST EXPENSE
Deposits	1,391	1,174	3,975	3,519
Short-term borrowings	2	37	49	70
Advances from Federal Home Loan Bank	166	141	484	401
Guaranteed junior subordinated deferrable interest debentures	280	280	840	840
Subordinated debt	131	—	389	—
Total Interest Expense	1,970	1,632	5,737	4,830
NET INTEREST INCOME	8,506	9,035	25,550	26,769
Provision for loan losses	300	300	3,650	750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,206	8,735	21,900	26,019
NON-INTEREST INCOME
Trust and investment advisory fees	2,035	2,085	6,234	6,276
Service charges on deposit accounts	433	441	1,252	1,289
Net gains on sale of loans	260	178	552	594
Mortgage related fees	132	87	293	311
Net realized gains (losses) on investment securities	60	(36)	177	(8)
Bank owned life insurance	169	684	505	1,218
Other income	572	576	1,827	1,739
Total Non-Interest Income	3,661	4,015	10,840	11,419
NON-INTEREST EXPENSE
Salaries and employee benefits	5,901	6,079	17,935	18,096
Net occupancy expense	656	692	2,083	2,251
Equipment expense	419	409	1,264	1,355
Professional fees	1,330	1,206	3,987	3,692
Supplies, postage and freight	181	181	530	534
Miscellaneous taxes and insurance	287	288	866	872
Federal deposit insurance expense	189	174	556	505
Other expense	1,393	1,190	3,885	3,563
Total Non-Interest Expense	10,356	10,219	31,106	30,868
PRETAX INCOME	1,511	2,531	1,634	6,570
Provision for income tax expense	446	698	474	1,947
NET INCOME	1,065	1,833	1,160	4,623
Preferred stock dividends	—	52	15	157
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,065	$1,781	$1,145	$4,466
PER COMMON SHARE DATA:
Basic:
Net income	$0.06	$0.09	$0.06	$0.24
Average number of shares outstanding	18,899	18,869	18,893	18,860
Diluted:
Net income	$0.06	$0.09	$0.06	$0.24
Average number of shares outstanding	18,957	18,951	18,947	18,928
Cash dividends declared	$0.015	$0.010	$0.035	$0.030

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
COMPREHENSIVE INCOME
Net income	$1,065	$1,833	$1,160	$4,623
Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	263	315	1,030	1,601
Income tax effect	(89)	(107)	(349)	(545)
Unrealized holding gains (losses) on available for sale securities arising during period	(191)	387	1,417	(211)
Income tax effect	65	(131)	(483)	72
Reclassification adjustment for (gains) losses on available for sale securities included in net income	(60)	36	(177)	8
Income tax effect	20	(12)	60	(3)
Other comprehensive income	8	488	1,498	922
Comprehensive income	$1,073	$2,321	$2,658	$5,545

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$1,160	$4,623
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	3,650	750
Depreciation expense	1,306	1,346
Net amortization of investment securities	342	254
Net realized (gains) losses on investment securities available for sale	(177)	8
Net gains on loans held for sale	(552)	(594)
Amortization of deferred loan fees	(174)	(202)
Origination of mortgage loans held for sale	(42,549)	(39,214)
Sales of mortgage loans held for sale	37,327	41,946
Decrease (increase) in accrued interest income receivable	50	(188)
Decrease in accrued interest payable	(18)	(105)
Earnings on bank owned life insurance	(505)	(514)
Deferred income taxes	(280)	805
Amortization of deferred issuance costs	29	—
Stock based compensation expense	89	179
Other, net	(2,000)	(2,536)
Net cash (used in) provided by operating activities	(2,302)	6,558
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(24,896)	(9,408)
Purchases of investment securities – held to maturity	(8,633)	(4,795)
Proceeds from sales of investment securities – available for sale	8,966	2,379
Proceeds from maturities of investment securities – available for sale	18,750	19,063
Proceeds from maturities of investment securities – held to maturity	2,166	4,233
Purchases of regulatory stock	(8,833)	(14,111)
Proceeds from redemption of regulatory stock	10,106	13,498
Long-term loans originated	(145,189)	(185,864)
Principal collected on long-term loans	120,875	140,143
Loans purchased or participated	(4,948)	(11,519)
Loans sold or participated	18,900	18,443
Proceeds from sale of other real estate owned	99	478
Proceeds from life insurance policy	—	1,140
Purchases of premises and equipment	(1,012)	(691)
Net cash used in investing activities	(13,649)	(27,011)
FINANCING ACTIVITIES
Net increase (decrease) in deposit balances	59,442	(56)
Net (decrease) increase in other short-term borrowings	(40,847)	14,108
Principal borrowings on advances from Federal Home Loan Bank	7,042	9,000
Principal repayments on advances from Federal Home Loan Bank	(6,000)	(3,000)
Preferred stock redemption	(21,000)	—
Common stock dividends	(661)	(566)
Preferred stock dividends	(15)	(157)
Net cash (used in) provided by financing activities	(2,039)	19,329
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,990)	(1,124)
CASH AND CASH EQUIVALENTS AT JANUARY 1	48,510	32,872
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$30,520	$31,748

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.0 billion that are not reported on the Company’s consolidated balance sheet at September 30, 2016. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. Options to purchase 147,968 common shares, at exercise prices ranging from $3.18 to $4.60, were outstanding as of September 30, 2016, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Options to purchase 74,304 common shares, at exercise prices ranging from $3.20 to $4.70, were outstanding as of September 30, 2015, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator:
Net income	$1,065	$1,833	$1,160	$4,623
Preferred stock dividends	—	(52)	(15)	(157)
Net income available to common shareholders	$1,065	$1,781	$1,145	$4,466
Denominator:
Weighted average common shares outstanding (basic)	18,899	18,869	18,893	18,860
Effect of stock options	58	82	54	68
Weighted average common shares outstanding (diluted)	18,957	18,951	18,947	18,928
Earnings per common share:
Basic	$0.06	$0.09	$0.06	$0.24
Diluted	0.06	0.09	0.06	0.24

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds. The Company made $390,000 in income tax payments in the first nine months of 2016 and $1.1 million in the same 2015 period. The Company made total interest payments of $5,755,000 in the first nine months of 2016 compared to $4,935,000 in the same 2015 period. The Company had $151,000 non-cash transfers to other real estate owned (OREO) in the first nine months of 2016 compared to $165,000 non-cash transfers in the same 2015 period.

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	September 30, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$900	$—	$—	$900
US Agency mortgage-backed securities	83,911	2,308	(34)	86,185
Taxable municipal	827	—	(1)	826
Corporate bonds	29,686	458	(266)	29,878
Total	$115,324	$2,766	$(301)	$117,789

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Investment securities held to maturity (HTM):

	September 30, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$11,725	$494	$—	$12,219
Taxable municipal	10,047	257	(12)	10,292
Corporate bonds and other securities	6,048	54	(36)	6,066
Total	$27,820	$805	$(48)	$28,577

Investment securities available for sale (AFS):

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$2,900	$—	$(19)	$2,881
US Agency mortgage-backed securities	96,801	1,975	(442)	98,334
Corporate bonds	18,541	18	(307)	18,252
Total	$118,242	$1,993	$(768)	$119,467

Investment securities held to maturity (HTM):

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$10,827	$247	$(53)	$11,021
Taxable municipal	5,592	67	(65)	5,594
Corporate bonds and other securities	5,000	3	(85)	4,918
Total	$21,419	$317	$(203)	$21,533

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At September 30, 2016, 67.4% of the portfolio was rated “AAA” as compared to 79.1% at December 31, 2015. Approximately 8.2% of the portfolio was either rated below “A” or unrated at September 30, 2016 as compared to 5.7% at December 31, 2015.

The Company sold $1.5 million AFS securities in the third quarter of 2016 resulting in $60,000 of gross investment security gains and sold $9.0 million AFS securities in the first nine months of 2016 resulting in $183,000 of gross investment security gains and $6,000 of gross investment security losses. The Company sold a $1.9 million AFS security in the third quarter of 2015 resulting in $36,000 of gross investment security losses and $2.4 million of AFS securities for the first nine months of 2015 resulting in a $28,000 gross investment security gains and $36,000 of gross investment security losses.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $97,182,000 at September 30, 2016 and $87,096,000 at December 31, 2015.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

The following tables present information concerning investments with unrealized losses as of September 30, 2016 and December 31, 2015 (in thousands):

Total investment securities:

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$400	$—	$—	$—	$400	$—
US Agency mortgage-backed securities	3,082	(12)	1,074	(22)	4,156	(34)
Taxable municipal	2,268	(13)	—	—	2,268	(13)
Corporate bonds and other securities	6,499	(90)	7,786	(212)	14,285	(302)
Total	$12,249	$(115)	$8,860	$(234)	$21,109	$(349)

Total investment securities:

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$1,486	$(14)	$395	$(5)	$1,881	$(19)
US Agency mortgage-backed securities	33,359	(245)	9,088	(250)	42,447	(495)
Taxable municipal	3,617	(65)	—	—	3,617	(65)
Corporate bonds and other securities	8,884	(160)	7,766	(232)	16,650	(392)
Total	$47,346	$(484)	$17,249	$(487)	$64,595	$(971)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 24 positions that are considered temporarily impaired at September 30, 2016. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at September 30, 2016 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The duration of the total investment securities portfolio at September 30, 2016 is 29.4 months and is lower than the duration at December 31, 2015 which was 34.2 months. The duration remains within our internal established guideline range of 24 to 42 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Total investment securities:

	September 30, 2016
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$3,999	$3,986	$—	$—
After 1 year but within 5 years	7,778	7,824	3,400	3,378
After 5 years but within 10 years	35,835	36,809	9,387	9,639
After 10 years but within 15 years	34,267	35,141	5,739	5,848
Over 15 years	33,445	34,029	9,294	9,712
Total	$115,324	$117,789	$27,820	$28,577

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Commercial	$181,251	$181,066
Commercial loans secured by real estate	437,911	421,637
Real estate – mortgage	248,544	257,937
Consumer	19,818	20,344
Loans, net of unearned income	$887,524	$880,984

Loan balances at September 30, 2016 and December 31, 2015 are net of unearned income of $489,000 and $557,000, respectively. Real estate-construction loans comprised 4.0% and 3.0% of total loans, net of unearned income at September 30, 2016 and December 31, 2015, respectively.

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and nine month periods ending September 30, 2016 and 2015 (in thousands).

	Three months ended September 30, 2016
	Balance at June 30, 2016	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2016
Commercial	$4,322	$(295)	$115	$92	$4,234
Commercial loans secured by real estate	3,274	(13)	2	85	3,348
Real estate – mortgage	1,075	(104)	24	77	1,072
Consumer	135	(57)	8	53	139
Allocation for general risk	940	—	—	(7)	933
Total	$9,746	$(469)	$149	$300	$9,726

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	Three months ended September 30, 2015
	Balance at June 30, 2015	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2015
Commercial	$3,171	$(35)	$21	$(47)	$3,110
Commercial loans secured by real estate	4,140	(235)	3	113	4,021
Real estate – mortgage	1,321	(85)	98	58	1,392
Consumer	201	(18)	6	88	277
Allocation for general risk	884	—	—	88	972
Total	$9,717	$(373)	$128	$300	$9,772

	Nine months ended September 30, 2016
	Balance at December 31, 2015	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2016
Commercial	$4,244	$(3,648)	$126	$3,512	$4,234
Commercial loans secured by real estate	3,449	(13)	38	(126)	3,348
Real estate – mortgage	1,173	(150)	86	(37)	1,072
Consumer	151	(302)	18	272	139
Allocation for general risk	904	—	—	29	933
Total	$9,921	$(4,113)	$268	$3,650	$9,726

	Nine months ended September 30, 2015
	Balance at December 31, 2014	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2015
Commercial	$3,262	$(156)	$35	$(31)	$3,110
Commercial loans secured by real estate	3,902	(250)	54	315	4,021
Real estate – mortgage	1,310	(376)	153	305	1,392
Consumer	190	(81)	20	148	277
Allocation for general risk	959	—	—	13	972
Total	$9,623	$(863)	$262	$750	$9,772

The substantially higher than typical provision in the first nine months 2016 for the commercial portfolio was necessary to resolve the Company’s only meaningful direct loan exposure to the energy industry. These loans are related to a single borrower in the fracking industry who had filed for bankruptcy protection in the fourth quarter of 2015. With the bankruptcy changing from Chapter 11 (reorganization) to Chapter 7 (liquidation) late in the first quarter of 2016, the Company concluded that its previously established reserves on these non-accrual loans were not sufficient to cover the discounted collateral values that will result from the liquidation process. As a result of this action, the Company also experienced heightened net loan charge-offs.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At September 30, 2016
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$656	$224	$—	$—		$880
Collectively evaluated for impairment	180,595	437,687	248,544	19,818		886,644
Total loans	$181,251	$437,911	$248,544	$19,818		$887,524
Allowance for loan losses:
Specific reserve allocation	$507	$33	$—	$—	$—	$540
General reserve allocation	3,727	3,315	1,072	139	933	9,186
Total allowance for loan losses	$4,234	$3,348	$1,072	$139	$933	$9,726

	At December 31, 2015
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$4,416	$86	$—	$—		$4,502
Collectively evaluated for impairment	176,650	421,551	257,937	20,344		876,482
Total loans	$181,066	$421,637	$257,937	$20,344		$880,984
Allowance for loan losses:
Specific reserve allocation	$1,387	$—	$—	$—	$—	$1,387
General reserve allocation	2,857	3,449	1,173	151	904	8,534
Total allowance for loan losses	$4,244	$3,449	$1,173	$151	$904	$9,921

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The loan segments used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio and therefore, no further disaggregation into classes is necessary. The overall risk profile for the commercial loan segment is impacted by non-owner occupied commercial real estate (CRE) loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, as a meaningful but declining portion of the commercial portfolio is centered in these types of accounts. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans and home equity loans secured by residential real estate. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

	September 30, 2016
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$507	$507	$149	$656	$656
Commercial loans secured by real estate	165	33	59	224	646
Total impaired loans	$672	$540	$208	$880	$1,302

	December 31, 2015
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$4,416	$1,387	$—	$4,416	$4,421
Commercial loans secured by real estate	—	—	86	86	522
Total impaired loans	$4,416	$1,387	$86	$4,502	$4,943

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Average loan balance:
Commercial	$821	$347	$992	$189
Commercial loans secured by real estate	283	966	449	1,583
Consumer	—	35	—	23
Average investment in impaired loans	$1,104	$1,348	$1,441	$1,795
Interest income recognized:
Commercial	$1	$7	$9	$17
Commercial loans secured by real estate	—	5	8	15
Consumer	—	—	—	1
Interest income recognized on a cash basis on impaired loans	$1	$12	$17	$33

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

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$178,536	$90	$2,118	$507	$181,251
Commercial loans secured by real estate	428,613	7,593	1,689	16	437,911
Total	$607,149	$7,683	$3,807	$523	$619,162

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$174,616	$1,811	$3,318	$1,321	$181,066
Commercial loans secured by real estate	416,331	3,100	2,188	18	421,637
Total	$590,947	$4,911	$5,506	$1,339	$602,703

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

	September 30, 2016
	Performing	Non-Performing
Real estate – mortgage	$247,628	$916
Consumer	19,818	—
Total	$267,446	$916

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	December 31, 2015
	Performing	Non-Performing
Real estate – mortgage	$256,149	$1,788
Consumer	20,344	—
Total	$276,493	$1,788

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	September 30, 2016
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$180,774	$328	$—	$149	$477	$181,251	$—
Commercial loans secured by real estate	437,789	122	—	—	122	437,911	—
Real estate – mortgage	245,023	2,243	554	724	3,521	248,544	—
Consumer	19,742	66	10	—	76	19,818	—
Total	$883,328	$2,759	$564	$873	$4,196	$887,524	$—

	December 31, 2015
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$176,216	$489	$4,361	$—	$4,850	$181,066	$—
Commercial loans secured by real estate	421,247	208	182	—	390	421,637	—
Real estate – mortgage	254,288	2,658	442	549	3,649	257,937	—
Consumer	20,115	67	162	—	229	20,344	—
Total	$871,866	$3,422	$5,147	$549	$9,118	$880,984	$—

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

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	September 30, 2016	December 31, 2015
Non-accrual loans
Commercial	$656	$4,260
Commercial loans secured by real estate	181	18
Real estate – mortgage	916	1,788
Total	1,753	6,066
Other real estate owned
Commercial	18	—
Commercial loans secured by real estate	100	—
Real estate – mortgage	36	75
Total	154	75
TDR’s not in non-accrual	—	156
Total non-performing assets including TDR	$1,907	$6,297
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.21%	0.71%

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income due in accordance with original terms	$20	$25	$99	$73
Interest income recorded	—	—	—	—
Net reduction in interest income	$20	$25	$99	$73

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

The Company had no loans modified as TDRs during the three month period ending September 30, 2016.

The following table details the loans modified as TDRs during the nine month period ended September 30, 2016 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan	2	$507	Extension of maturity date

The following table details the loans modified as TDRs during the three month period ended September 30, 2015 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan	1	$162	Extension of maturity date

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)  – (continued)

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same. The specific ALL reserve for loans modified as TDR’s was $507,000 and $524,000 as of September 30, 2016 and 2015, respectively. All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed.

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

The Company had no loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2016 and 2015 (nine month periods) and July 1, 2016 and 2015 (three month periods), respectively, and that subsequently defaulted during these reporting periods.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.

Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in the other assets on the Consolidated Balance Sheet. As of September 30, 2016 and December 31, 2015, a total of $154,000 and $75,000, respectively of residential real estate foreclosed assets were included in other assets. As of September 30, 2016, the Company had initiated formal foreclosure procedures on $111,000 of consumer residential mortgages.

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At September 30, 2016
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$7,901	0.58%
Advances	2016	6,000	0.84
	2017	12,000	1.06
	2018	12,000	1.48
	2019	11,000	1.48
	2020 and over	8,042	1.47
Total advances		49,042	1.32
Total FHLB borrowings		$56,943	1.21%

	At December 31, 2015
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$48,748	0.43%
Advances	2016	12,000	0.81
	2017	12,000	1.06
	2018	12,000	1.48
	2019	7,000	1.73
	2020 and over	5,000	1.69
Total advances		48,000	1.27
Total FHLB borrowings		$96,748	0.85%

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

On January 27, 2016, the Company redeemed the Series E Preferred Stock, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends, after receiving approval from its federal banking regulator and the US Treasury.

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$1,791	$(7,856)	$(6,065)	$1,429	$(7,897)	$(6,468)
Other comprehensive income (loss) before reclassifications	(126)	174	48	256	208	464
Amounts reclassified from accumulated other comprehensive loss	(40)	—	(40)	24	—	24
Net current period other comprehensive income (loss)	(166)	174	8	280	208	488
Ending balance	$1,625	$(7,682)	$(6,057)	$1,709	$(7,689)	$(5,980)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss  – (continued)

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$808	$(8,363)	$(7,555)	$1,843	$(8,745)	$(6,902)
Other comprehensive income (loss) before reclassifications	934	681	1,615	(139)	1,056	917
Amounts reclassified from accumulated other comprehensive loss	(117)	—	(117)	5	—	5
Net current period other comprehensive income (loss)	817	681	1,498	(134)	1,056	922
Ending balance	$1,625	$(7,682)	$(6,057)	$1,709	$(7,689)	$(5,980)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended September 30, 2016	For the three months ended September 30, 2015	Affected line item in the consolidated statement of operations
Realized (gains) and losses on sale of securities
	$(60)	$36	Net realized (gains) losses on investment securities
	20	(12)	Provision for income tax expense
	$(40)	$24	Net of tax
Total reclassifications for the period	$(40)	$24	Net income

(1)	Amounts in parentheses indicate credits.

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015	Affected line item in the consolidated statement of operations
Realized (gains) and losses on sale of securities
	$(177)	$8	Net realized (gains) losses on investment securities
	60	(3)	Provision for income tax expense
	$(117)	$5	Net of tax
Total reclassifications for the period	$(117)	$5	Net income

(1)	Amounts in parentheses indicate credits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier I capital (as defined in the regulations) to risk-weighted assets (RWA) (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2016, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.77% at September 30, 2016 (in thousands, except ratios).

	At September 30, 2016
	Company		Bank		Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
	(In Thousands, Except Ratios)
Total Capital (To Risk Weighted Assets)	$124,055	13.17%	$106,942	11.43%	8.63%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	94,157	10.00	96,315	10.29	5.13	6.50
Tier 1 Capital (To Risk Weighted Assets)	105,993	11.25	93,315	10.29	6.63	8.00
Tier 1 Capital (To Average Assets)	105,993	9.29	96,315	8.58	4.00	5.00

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital  – (continued)

	At December 31, 2015
	Company		Bank		Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
	(In Thousands, Except Ratios)
Total Capital (To Risk Weighted Assets)	$144,096	15.55%	$106,890	11.67%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	93,202	10.06	96,092	10.49	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	125,648	13.56	96,092	10.49	6.00	8.00
Tier 1 Capital (To Average Assets)	125,648	11.41	96,092	8.97	4.00	5.00

*	Applies to the Bank only.

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

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and local business commercial loans. Commercial banking to businesses includes commercial loans, and CRE loans. The trust segment contains our wealth management businesses which include the Trust Company and West Chester Capital Advisors (WCCA), our registered investment advisory firm and financial services. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial services include the sale of mutual funds, annuities, and insurance products. The wealth management businesses also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management. Inter-segment revenues were not material.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Results  – (continued)

The contribution of the major business segments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three months ended September 30, 2016		Nine months ended September 30, 2016		September 30, 2016
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,653	$857	$19,543	$2,335	$360,218
Commercial banking	4,757	1,352	14,123	1,884	637,238
Trust	2,125	195	6,504	740	5,002
Investment/Parent	(1,368)	(1,339)	(3,780)	(3,799)	143,197
Total	$12,167	$1,065	$36,390	$1,160	$1,145,655

	Three months ended September 30, 2015		Nine months ended September 30, 2015		December 31, 2015
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$6,501	$723	$19,564	$2,125	$415,008
Commercial banking	4,945	1,553	14,318	4,178	589,840
Trust	2,177	391	6,574	1,167	5,263
Investment/Parent	(573)	(834)	(2,268)	(2,847)	138,386
Total	$13,050	$1,833	$38,188	$4,623	$1,148,497

15. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $166.3 million and $170.5 million along with standby letters of credit of $5.0 million and $7.5 million as of September 30, 2016 and December 31, 2015, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$368	$400	$1,104	$1,200
Interest cost	344	325	1,032	975
Expected return on plan assets	(563)	(525)	(1,689)	(1,575)
Recognized net actuarial loss	314	300	942	900
Net periodic pension cost	$463	$500	$1,389	$1,500

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

The following tables present the assets reported on the Consolidated Balance Sheets at their fair value as of September 30, 2016 and December 31, 2015, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2016 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$900	$—	$900	$—
US Agency mortgage-backed securities	86,185	—	86,185	—
Taxable municipal	826	—	826	—
Corporate bonds	29,878	—	29,878	—

	Fair Value Measurements at December 31, 2015 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$2,881	$—	$2,881	$—
US Agency mortgage-backed securities	98,334	—	98,334	—
Corporate bonds	18,252	—	18,252	—

Assets Measured on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At September 30, 2016, impaired loans with a carrying value of $880,000 were reduced by a specific valuation allowance totaling $540,000 resulting in a net fair value of $340,000. At December 31, 2015, impaired loans with a carrying value of $4.5 million were reduced by a specific valuation allowance totaling $1.4 million resulting in a net fair value of $3.1 million.

Other real estate owned is measured at fair value based on appraisals, less estimated cost to sell. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements at September 30, 2016 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$340	$—	$—	$340
Other real estate owned	154	—	—	154

	Fair Value Measurements at December 31, 2015 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,115	$—	$—	$3,115
Other real estate owned	75	—	—	75

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

September 30, 2016	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$340	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	15% to 20% (18%)
Other real estate owned	154	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	29% to 81% (56%) 2% to 55% (19%)

December 31, 2015	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$3,115	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	15% to 20% (17%)
Other real estate owned	75	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	23% to 49% (35%) 10% to 59% (25%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at September 30, 2016 and December 31, 2015, were as follows (in thousands):

	September 30, 2016
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$30,520	$30,520	$30,520	$—	$—
Investment securities – AFS	117,789	117,789	—	117,789	—
Investment securities – HTM	27,820	28,577	—	25,613	2,964
Regulatory stock	5,480	5,480	5,480	—	—
Loans held for sale	8,777	8,916	8,916	—	—
Loans, net of allowance for loan loss and unearned income	877,798	884,012	—	—	884,012
Accrued interest income receivable	3,007	3,007	3,007	—	—
Bank owned life insurance	37,733	37,733	37,733	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$659,329	$659,329	$659,329	$—	$—
Deposits with stated maturities	303,407	305,433	—	—	305,433
Short-term borrowings	7,901	7,901	7,901	—	—
All other borrowings	69,381	74,840	—	—	74,840
Accrued interest payable	1,633	1,633	1,633	—	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosures about Fair Value Measurements  – (continued)

	December 31, 2015
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$48,510	$48,510	$48,510	$—	$—
Investment securities – AFS	119,467	119,467	—	119,467	—
Investment securities – HTM	21,419	21,533	—	18,608	2,925
Regulatory stock	6,753	6,753	6,753	—	—
Loans held for sale	3,003	3,041	3,041	—	—
Loans, net of allowance for loan loss and unearned income	871,063	869,591	—	—	869,591
Accrued interest income receivable	3,057	3,057	3,057	—	—
Bank owned life insurance	37,228	37,228	37,228	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$633,751	$633,751	$633,751	$—	$—
Deposits with stated maturities	269,543	271,909	—	—	271,909
Short-term borrowings	48,748	48,748	48,748	—	—
All other borrowings	68,310	71,816	—	—	71,816
Accrued interest payable	1,651	1,651	1,651	—	—

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

18. Accounting Changes

On January 1, 2016, the Company adopted ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30), which changed the presentation of debt issuance costs. Whereas in prior periods debt issuance cost related to a recognized debt liability was presented on the balance sheet as an asset of the Company, the amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new method of accounting for debt issuance cost was adopted in accordance with the Update and comparative financial statements of prior years have been adjusted to apply the new method retrospectively. The guaranteed junior subordinated deferrable interest debentures and subordinated debt financial statement line items for the periods ended September 30, 2016 and December 31, 2015 were affected by this change in accounting principle.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)

.....2016 THIRD QUARTER SUMMARY OVERVIEW.....AmeriServ Financial, Inc. reported third quarter 2016 net income available to common shareholders of $1,065,000, or $0.06 per diluted common share. This earnings performance was lower than the third quarter of 2015 where net income available to common shareholders totaled $1,781,000, or $0.09 per diluted common share. For the nine month period ended September 30, 2016, the Company reported net income available to common shareholders of $1,145,000, or $0.06 per diluted share. This represented a decrease in earnings per share from the first nine months of 2015 where net income available to common shareholders totaled $4,466,000, or $0.24 per diluted common share, due largely to an increased provision for loan losses that was recorded in the first quarter of 2016.

AmeriServ Financial, Inc.’s third quarter results are an indication that the Company has continued its recovery from the net after tax loss recorded in the first quarter of 2016. The 2016 second quarter reported earnings returned the Company to profitability through the first six months of 2016. The third quarter earnings built on that profitability and resulted in net income for the nine months of 2016 of $1,145,000 or $0.06 per common share.

It is important to note that the AmeriServ loan portfolio has returned to its former high level with the lowest level of non-performing loans since 2002. Concurrently, we believe that virtually all of the expense of the Trust operations trading error is contained in our results through the third quarter of 2016 and therefore the Company can focus entirely on client sales and service as well as perfecting the processing efficiencies the new Trust software makes possible.

It should be noted that AmeriServ did well in the marketplace during the third quarter. Net loans outstanding closed the third quarter at a nineteenth consecutive quarterly record dating all the way back to 2011. Deposits have recorded a new quarterly high for the fourth consecutive quarter. AmeriServ Financial Bank is pressing on toward the $1 billion mark in deposits riding the crest of a $59 million increase recorded in 2016 alone. It is this improvement in our core banking operation that gave the Board of Directors confidence in increasing our common stock cash dividend by 50% to $0.015 per share in the third quarter of 2016.

The positive record of AmeriServ in growing loans has been quite satisfying. Since the first quarter of 2012, loans outstanding have grown by 33%, or over $200 million. Just as we have reported, much of this growth has come through the network of loan production offices. But this loan production office strategy has been carefully executed. For example, in January 2015, AmeriServ opened a loan production office in Harrisonburg, Virginia, approximately 100 miles southwest of the very successful loan production office in Hagerstown, Maryland. However, a staff of experienced local lending officers were unable to generate sufficient bankable loan proposals to justify this location. Therefore, the office was closed effective September 30, 2016. This no way discourages us on the effectiveness of loan production offices. But it is an indication that management and the Board will be coldly realistic in gauging the success of new initiatives. Each of the other loan production offices in Altoona, Pennsylvania, Hagerstown, Maryland and Monroeville, Pennsylvania continue to perform well.

The banking industry and the mega-banks has been much in the news of late. The Wells Fargo sales culture issues will undoubtedly result in new rules for every bank to observe. Concurrently the Deutsche Bank, the largest bank headquartered in Germany, experienced serious liquidity challenges raising questions about the stress tests used by the regulators to measure the ability of a bank to withstand market place pressure. Unfortunately the regulators focus on these “too big to fail” megabanks, which could result in increased expense for compliance and auditing throughout the industry. The result has been to increase the size and risk within the “too big to fail” banks and a sometimes pointless increase in expense for the thousands of community banks across the nation who are and have been entirely innocent of the specific wrongdoing.

Finally, let us recognize that the loss experienced in the first quarter of 2016 continues to impact the financial performance for the year. The actions taken by the Board and the management team were the correct actions. We all know that problems do not fix themselves. It is important to note that the intrinsic quality of the AmeriServ loan portfolio is strong again. The processes within the Trust Company have been strengthened by the new policies and procedures recommended by prominent independent third parties. We expected these results when we took the corrective actions and this is exactly what is occurring. But there was a price to bear and that price is flowing through the particulars of financial performance. But the Company is again strong and financial performance is improving.

THREE MONTHS ENDED SEPTEMBER 30, 2016 VS. THREE MONTHS ENDED SEPTEMBER 30, 2015

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended September 30, 2016	Three months ended September 30, 2015
Net income	$1,065	$1,833
Net income available to common shareholders	1,065	1,781
Diluted earnings per share	0.06	0.09
Return on average assets (annualized)	0.37%	0.66%
Return on average equity (annualized)	4.27%	6.15%

The Company reported net income available to common shareholders of $1,065,000, or $0.06 per diluted common share in the third quarter of 2016. This earnings performance was lower than the third quarter of 2015 where net income available to common shareholders totaled $1,781,000, or $0.09 per diluted common share. The negative impact of a lower net interest margin more than offset continued loan and deposit growth and resulted in net interest income decreasing by $529,000. Also negatively impacting the Company’s third quarter of 2016 earning’s performance of a lower level of non-interest income by $354,000 and a higher level of non-interest expense by $137,000.

.....NET INTEREST INCOME AND MARGIN.....The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the third quarter of 2016 to the third quarter of 2015 (in thousands, except percentages):

	Three months ended September 30, 2016	Three months ended September 30, 2015	$ Change	% Change
Interest income	$10,476	$10,667	$(191)	(1.8)%
Interest expense	1,970	1,632	338	20.7
Net interest income	$8,506	$9,035	$(529)	(5.9)
Net interest margin	3.15%	3.52%	(0.37)	N/M

N/M — not meaningful

The Company’s net interest income in the third quarter of 2016 decreased by $529,000, or 5.9%, from the prior year’s third quarter. The Company’s net interest margin of 3.15% for the third quarter of 2016 was 37 basis points lower than the net interest margin of 3.52% for the third quarter of 2015. The reduction in net interest income is the result of three factors, which include: 1.) a significantly lower level of loan prepayment fee income by approximately $400,000, 2.) additional interest expense that is associated with the Company’s late fourth quarter 2015 issuance of subordinated debt, and 3.) net interest margin compression that results from the prolonged low interest rate environment that exists in the economy and is pressuring community bank net interest margins. These factors more than offset the Company continuing to grow earning assets and control its cost of funds through disciplined deposit pricing. Specifically, the earning asset growth occurred primarily in the loan portfolio as total loans averaged $893 million in the third quarter of 2016 which is $34 million, or 4.0%, higher than the $859 million average for the third quarter of 2015. This loan growth reflects the successful results of the Company’s business development efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans particularly through its loan production offices. Despite this loan growth experienced between years, loan interest income decreased by $256,000, or

2.6% due primarily to the previously mentioned decline in loan prepayment fees and net interest margin compression. Interest income on investments grew in the third quarter of 2016 as the Company benefited from a higher balance of investment securities in 2016. Overall, total interest income decreased by $191,000, or 1.8%, in the third quarter of 2016 compared to the same 2015 period.

Total interest expense for the third quarter of 2016 increased by $338,000, or 20.7%, due to higher levels of both borrowings and deposit interest expense. The Company experienced a $121,000 increase in the interest cost for borrowings in the third quarter of 2016 with $131,000 of this increase attributable to the Company’s recent subordinated debt issuance. Specifically, the Company issued $7.65 million of subordinated debt which has a 6.50% fixed interest rate in late December 2015. The proceeds from the subordinated debt issuance, along with other cash on hand, was used to redeem all $21 million of our outstanding SBLF preferred stock on January 27, 2016. The increased interest expense from the subordinated debt issuance was partially offset by reduced interest expense associated with a lower level of borrowings from the Federal Home Loan Bank.

The Company experienced significant growth in deposits between years which is a reflection of the loyalty and stability of our core deposit base that provides a strong foundation from which this growth builds. Management’s ability to acquire new core deposit funding from outside of our traditional market areas as well as our ongoing efforts to offer new loan customers deposit products were the primary reasons for this growth. Specifically, total deposits averaged $977 million for the third quarter of 2016 which is $102 million, or 11.7%, higher than the $875 million average for the third quarter of 2015. The Company is also pleased that a meaningful portion of this deposit growth occurred in non-interest bearing demand deposit accounts. Deposit interest expense in the third quarter of 2016 increased by $217,000, or 18.5%, due to the higher balance of deposits along with certain money market accounts repricing upward after the December 2015 Federal Reserve fed funds interest rate increase.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2016 and September 30, 2015 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended September 30 (In thousands, except percentages)

	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$893,143	$9,469	4.17%	$858,752	$9,727	4.46%
Interest bearing deposits	1,065	2	0.59	1,235	1	0.39
Short-term investment in money market funds	20,797	31	0.58	9,496	3	0.11
Investment securities – AFS	121,567	779	2.56	124,294	790	2.54
Investment securities – HTM	27,041	202	2.99	20,664	155	3.00
Total investment securities	148,608	981	2.64	144,958	945	2.61
Total interest earning assets/interest income	1,063,613	10,483	3.89	1,014,441	10,676	4.16
Non-interest earning assets:
Cash and due from banks	21,675			16,362
Premises and equipment	11,887			12,508
Other assets	68,660			69,021
Allowance for loan losses	(9,794)			(9,837)
TOTAL ASSETS	$1,156,041			$1,102,495
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$111,040	$84	0.29%	$101,494	$55	0.21%
Savings	96,593	41	0.17	95,968	40	0.17
Money markets	285,358	308	0.43	235,578	194	0.33
Time deposits	302,610	958	1.26	277,680	885	1.26
Total interest bearing deposits	795,601	1,391	0.70	710,720	1,174	0.66
Short-term borrowings	1,309	2	0.53	40,427	37	0.36
Advances from Federal Home Loan Bank	49,852	166	1.32	46,386	141	1.20
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Subordinated debt	7,650	131	6.88	—	—	—
Total interest bearing liabilities/interest expense	867,497	1,970	0.90	810,618	1,632	0.80
Non-interest bearing liabilities:
Demand deposits	181,365			164,092
Other liabilities	7,931			9,531
Shareholders’ equity	99,248			118,254
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,156,041			$1,102,495
Interest rate spread			2.99			3.36
Net interest income/Net interest margin		8,513	3.15%		9,044	3.52%
Tax-equivalent adjustment		(7)			(9)
Net Interest Income		$8,506			$9,035

.....PROVISION FOR LOAN LOSSES.....The Company recorded a $300,000 provision for loan losses in the third quarter of 2016 which matched the provision for loan losses in the third quarter of 2015. The provision recorded in the third quarter of 2016 was more typical of what is required to support the continuing growth of the loan portfolio and approximated net loan charge-offs. The Company experienced net loan charge-offs of $320,000, or 0.14% of total loans, in the third quarter of 2016, compared to net loan charge-offs of $245,000, or 0.11% of total loans, in the third quarter of 2015. Overall, the Company continued to maintain outstanding asset quality in the third quarter of 2016. At September 30, 2016, non-performing assets totaled $1.9 million, or only 0.21% of total loans. In summary, the allowance for loan losses provided a strong 510% coverage of non-performing loans, and 1.10% of total loans, at September 30, 2016, compared to 158% coverage of non-performing loans, and 1.13% of total loans, at December 31, 2015.

.....NON-INTEREST INCOME.....Non-interest income for the third quarter of 2016 totaled $3.7 million and decreased $354,000, or 8.8%, from the third quarter 2015 performance. Factors contributing to this lower level of non-interest income for the quarter included:

*	a $515,000 decrease in bank owned life insurance revenue due to the receipt of two death claims in the prior year’s third quarter while there were no such claims this quarter;
*	a $50,000 decrease in trust and investment advisory fees as the loss of certain client accounts through normal attrition more than offset continued successful new business development activities as well as effective management of existing customer accounts in this volatile market environment;
*	a $96,000 increase in gains realized on the sale of investment securities in the third quarter of 2016 as the Company sold certain rapidly pre-paying mortgage backed securities in this low interest rate environment; and
*	a $82,000 increase in net gains realized on residential mortgage loan sales and a $45,000 increase in mortgage related fees due to increased refinance activity and an increase in new mortgage loan originations during the third quarter of 2016.

.....NON-INTEREST EXPENSE.....Non-interest expense for the third quarter of 2016 totaled $10.4 million and increased by $137,000, or 1.3%, from the prior year’s third quarter. Factors contributing to the higher non-interest expense in the quarter included:

*	a $124,000 or 10.3% increase in professional fees that was almost entirely attributable to non-recurring costs for legal and accounting services that were necessary to resolve the previously disclosed trust operations trading error. Costs related to this trust issue were also the primary reason that other expenses increased by $203,000 or 17.1%;
*	a $178,000, or 2.9%, decrease in salaries and employee benefits due to the previously disclosed branch consolidation in the State College market and reduction of staff in the executive office; and
*	a $36,000 decrease in occupancy expenses offset by a $10,000 increase in equipment expenses which is reflective of the Company’s ongoing efforts to reduce non-interest expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2016 VS. NINE MONTHS ENDED SEPTEMBER 30, 2015

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net income	$1,160	$4,623
Net income available to common shareholders	1,145	4,466
Diluted earnings per share	0.06	0.24
Return on average assets (annualized)	0.14%	0.56%
Return on average equity (annualized)	1.54%	5.29%

The Company reported net income available to common shareholders of $1,145,000, or $0.06 per diluted share. This represented a decrease in earnings per share from the first nine months of 2015 where net income available to common shareholders totaled $4,466,000, or $0.24 per diluted common share, due largely to an increased provision for loan losses that was recorded in the first quarter of 2016. The negative impact of a lower net interest margin more than offset continued solid loan and deposit growth and resulted in net interest income decreasing by $1.2 million. Additionally, the Company’s earning’s performance was also negatively impacted due to a lower level of non-interest income by $579,000 and a higher level of non-interest expense by $238,000.

.....NET INTEREST INCOME AND MARGIN.....The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the first nine months of 2016 to the first nine months of 2015 (in thousands, except percentages):

	Nine months ended September 30, 2016	Nine months ended September 30, 2015	$ Change	% Change
Interest income	$31,287	$31,599	$(312)	(1.0)%
Interest expense	5,737	4,830	907	18.8
Net interest income	$25,550	$26,769	$(1,219)	(4.6)
Net interest margin	3.23%	3.52%	(0.29)	N/M

N/M — not meaningful

The Company’s net interest income for the first nine months of 2016 decreased by $1,219,000, or 4.6%, when compared to the first nine months of 2015. The Company’s net interest margin of 3.23% for the first nine months of 2016 was 29 basis points lower than the net interest margin of 3.52% for the first nine months of 2015. The reduction in net interest income is the result of three factors, which include: 1.) a significantly lower level of loan prepayment fee income by approximately $500,000 for the nine month period, 2.) additional interest expense that is associated with the Company’s late fourth quarter 2015 issuance of subordinated debt, and 3.) net interest margin compression that results from the prolonged low interest rate environment that exists in the economy and is pressuring community bank net interest margins. These factors more than offset the Company continuing to grow earning assets and control its cost of funds through disciplined deposit pricing. Specifically, the earning asset growth occurred in the loan portfolio as total loans averaged $888 million in the first nine months of 2016 which is $35 million, or 4.1%, higher than the $853 million average for the first nine months of 2015. This loan growth reflects the successful results of the Company’s business development efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans particularly through its loan production offices. Despite this loan growth experienced between years, loan interest income decreased by $318,000, or 1.1% due primarily to the previously mentioned decline in loan prepayment fees. Overall, total interest income decreased by $312,000, or 1.0%, in the first nine months of 2016.

Total interest expense for the first nine months of 2016 increased by $907,000, or 18.8%, due to higher levels of both borrowings and deposit interest expense. The Company experienced a $451,000 increase in the interest cost for borrowings in the first nine months of 2016 with $389,000 of this increase attributable to the Company’s recent subordinated debt issuance. Specifically, the Company issued $7.65 million of subordinated debt which has a 6.50% fixed interest rate in late December 2015. The proceeds from the subordinated debt issuance, along with other cash on hand, was used to redeem all $21 million of our outstanding SBLF preferred stock on January 27, 2016. The remainder of the increase in borrowings interest expense was due to a greater utilization of FHLB term advances to extend borrowings for interest rate risk management purposes.

The Company experienced significant growth in deposits between years which is a reflection of the loyalty and stability of our core deposit base that provides a strong foundation from which this growth builds. Management’s ability to acquire new core deposit funding from outside of our traditional market areas as well as our ongoing efforts to offer new loan customers deposit products were the primary reasons for this growth. Specifically, total deposits averaged $947 million for the first nine months of 2016 which is $60 million, or 6.8%, higher than the $887 million average for the first nine months of 2015. The Company is also pleased that a meaningful portion of this deposit growth occurred in non-interest bearing demand deposit accounts. Deposit interest expense through nine months of 2016 increased by $456,000, or 13.0%, due to the higher balance of deposits along with certain money market accounts repricing upward after the December 2015 Federal Reserve fed funds interest rate increase.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended September 30, 2016 and September 30, 2015 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Nine months ended September 30 (In thousands, except percentages)

	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$887,681	$28,358	4.22%	$852,553	$28,674	4.45%
Interest bearing deposits	1,871	11	0.71	1,235	4	0.40
Short-term investment in money market funds	12,987	54	0.55	10,228	10	0.14
Investment securities – AFS	120,710	2,324	2.57	125,967	2,480	2.63
Investment securities – HTM	24,482	562	3.06	20,381	451	2.95
Total investment securities	145,192	2,886	2.65	146,348	2,931	2.67
Total interest earning assets/interest income	1,047,731	31,309	3.96	1,010,364	31,619	4.16
Non-interest earning assets:
Cash and due from banks	19,883			17,241
Premises and equipment	11,982			12,729
Other assets	68,351			69,732
Allowance for loan losses	(9,777)			(9,751)
TOTAL ASSETS	$1,138,170			$1,100,315
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$106,983	$231	0.29%	$98,668	$151	0.20%
Savings	96,149	119	0.16	95,050	117	0.16
Money markets	275,226	876	0.42	233,311	556	0.32
Time deposits	286,966	2,749	1.28	291,668	2,695	1.24
Total interest bearing deposits	765,324	3,975	0.69	718,697	3,519	0.65
Short-term borrowings	11,480	49	0.56	27,228	70	0.34
Advances from Federal Home Loan Bank	49,356	484	1.31	45,300	401	1.18
Guaranteed junior subordinated deferrable interest debentures	13,085	840	8.57	13,085	840	8.57
Subordinated debt	7,650	389	6.78	—	—	—
Total interest bearing liabilities/interest expense	846,895	5,737	0.90	804,310	4,830	0.80
Non-interest bearing liabilities:
Demand deposits	182,003			168,634
Other liabilities	8,683			10,442
Shareholders’ equity	100,589			116,929
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,138,170			$1,100,315
Interest rate spread			3.06			3.36
Net interest income/Net interest margin		25,572	3.23%		26,789	3.52%
Tax-equivalent adjustment		(22)			(20)
Net Interest Income		$25,550			$26,769

.....PROVISION FOR LOAN LOSSES.....For the nine month period in 2016, the Company recorded a $3,650,000 provision for loan losses compared to a $750,000 provision for loan losses in the first nine months of 2015. A substantially higher than typical provision and net loan charge-offs were recorded in the first quarter of 2016 and were necessary to resolve the Company’s only meaningful direct loan exposure to the energy industry, the specifics of which were discussed in detail in the Company’s first quarter results. The Company experienced net loan charge-offs in the first nine months of 2016 of $3.8 million, or 0.58%, of total loans in 2016, compared to net loan charge-offs of $601,000, or 0.09% of total loans, in the same 2015 period. Overall, the Company continued to maintain outstanding asset quality in the third quarter of 2016. At September 30, 2016, non-performing assets totaled $1.9 million, or only 0.21% of total loans. In summary, the allowance for loan losses provided a strong 510% coverage of non-performing loans, and 1.10% of total loans, at September 30, 2016, compared to 158% coverage of non-performing loans, and 1.13% of total loans, at December 31, 2015.

.....NON-INTEREST INCOME.....Non-interest income for the first nine months of 2016 totaled $10.8 million and decreased $579,000, or 5.1%, from the first nine months 2015 performance. Factors contributing to this lower level of non-interest income for the quarter included:

*	a $713,000 decrease in revenue from bank owned life insurance after the Company received three death benefit claims in 2015 and there were no benefit claims in 2016;
*	a $42,000, or 7.1%, decrease in net gains realized on residential mortgage loan sales and an $18,000 decrease in mortgage related fees due to reduced refinance activity and a decrease in new mortgage loan originations in the first half of 2016;
*	a $37,000 or 2.9% decrease in service charges on deposits due to lower levels of checking service charges;
*	a $185,000 increase in gains realized on the sale of investment securities in the first nine months of 2016 as the Company sold certain rapidly pre-paying mortgage backed securities in this low interest rate environment;
*	an $88,000 increase in revenue from other income as a result of funds received from our debit card vendor from a branding agreement; and
*	a $42,000 or 0.7% decrease in Trust and investment advisory fees as the loss of certain client accounts through normal attrition more than offset continued successful new business development activities as well as effective management of existing customer accounts in this volatile market environment.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first nine months of 2016 totaled $31.1 million and increased by $238,000, or 0.8%, from the prior year’s first nine months. Factors contributing to the higher non-interest expense in the quarter included:

*	a $51,000, or 10.1% increase in Federal deposit insurance expense due to the higher level of total average deposits;
*	a $295,000 increase in professional fees that was almost entirely attributable to non-recurring costs for legal and accounting services that were necessary to resolve the previously disclosed trust operations trading error. Costs related to this trust issue were also the primary reason that other expenses increased by $322,000 between years;
*	a $168,000 decrease in occupancy expenses along with a $91,000 reduction in equipment expenses which is reflective of the Company’s ongoing focus to reduce non-interest expenses; and
*	a $161,000, or 0.9%, decrease in salaries and employee benefits due to the previously disclosed branch consolidation in the State College market and reduction of staff in the executive office.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $474,000, or an effective tax rate of 29.0%, in the first nine months of 2016 which is lower when compared to the income tax expense of $1,947,000, or an effective tax rate of 29.6%, for the first nine months of 2015. The lower income tax expense and effective tax rate is due to the first quarter 2016 loss recognized by the Company.

.....SEGMENT RESULTS.....Retail banking’s net income contribution was $857,000 in the third quarter and $2.3 million for the first nine months of 2016 which was up by $134,000 and $210,000 from the net income contribution for the same 2015 periods. These increases in earnings in 2016 were due to this segment’s net interest income benefitting from the significantly higher deposit balances and reduced non-interest expenses particularly occupancy and equipment related costs. These favorable items more than offset a lower level of BOLI income. However, for the nine month time period, revenue from these two sources decreased due to slower production in the first half of the year and partially offset the higher net income contribution. Note that revenue from mortgage loan sales and mortgage related fee income increased during the quarter, favorably impacting the net income contribution for this time period.

The commercial banking segment reported net income of $1.4 million in the third quarter and $1.9 million for the first nine months of 2016 which was $201,000 lower when compared to the third quarter of 2015, and $2.3 million lower than the first nine months of 2015 result. The lower level of income for both time periods was due to the lower level of loan prepayment fees recognized in 2016 and the negative impact from net interest margin compression. For nine month time period, the higher loan loss provision that was required to resolve the troubled energy sector loan had a significant negative impact to reported net income. These unfavorable items more than offset the strong growth in commercial and commercial real estate loans over the past year. Additionally, total non-interest income decreased due to the lower level of BOLI income while total non-interest expense was higher due to increased employee cost.

The trust segment reported net income of $195,000 in the third quarter and $740,000 for the first nine months of 2016 which was $196,000 lower than the 2015 result for the same quarter period, and $427,000 lower than the first nine months of 2015 period. The lower level of net income for both time periods is primarily due to the Trust Company operations trading error that occurred during a technology upgrade and resulted in $250,000 of additional expenses in the third quarter of 2016, and $645,000 of additional expenses for the nine month time period. Also contributing to the decline was lower trust and investment advisory fees due to the loss of certain client accounts through normal attrition. Both of these negative items more than offset continued successful new business development activities as well as effective management of existing customer accounts in this volatile market environment. Also, fee pressure from reduced asset market values that was caused by a declining equity market early in 2016 rebounded in the second half of the year as the equity market increased resulting in asset market values improving.

The investment/parent segment reported net loss of $1.3 million in the third quarter and a net loss of $3.8 million for the first nine months of 2016, which resulted in a greater loss by $505,000 and $952,000, respectively than the 2015 result for the same periods. The increased loss between years is reflective of an increase in total interest expense due to the additional cost associated with the subordinated debt issuance that occurred in late 2015 and is included in the investment/parent segment’s results for the first time. Finally, this segment continues to feel the most earnings pressure from the continued low interest rate environment.

.....BALANCE SHEET.....The Company’s total consolidated assets were $1.146 billion at September 30, 2016, which declined by $2.8 million, or 0.2%, from the December 31, 2015 asset level. The reduction in assets was primarily due to the repayment of the $21 million SBLF preferred stock. The redemption was funded from the issuance of $7.65 million of subordinated debt and $13.4 million of cash and securities on hand at the Parent Company.

Total deposits increased by $59.4 million, or 6.6% in the first nine months of 2016. Total FHLB borrowings have decreased by $39.8 million since year-end 2015. The FHLB term advances grew by $1 million and now total $49 million as the Company has utilized these advances to help manage interest rate risk and favorably position our balance sheet for a rising rate environment. The Company’s total shareholders’ equity decreased by $18.9 million over the first nine months of 2016 due to the Company’s redemption of the preferred stock on January 27, 2016 and previously announced increased common stock dividend. The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of

13.17%, and a common equity tier 1 capital ratio of 10.00% at September 30, 2016. (See the discussion of the new Basel III capital requirements under the “Capital Resources” section.) The Company’s book value per common share was $5.29, its tangible book value per common share was $4.66, and its tangible common equity to tangible assets ratio was 7.77% at September 30, 2016.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	September 30, 2016	December 31, 2015	September 30, 2015
Total accruing loan delinquency (past due 30 to 89 days)	$3,194	$4,396	$3,428
Total non-accrual loans	1,753	6,066	1,810
Total non-performing assets including TDR*	1,907	6,297	2,294
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.36%	0.50%	0.40%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.20	0.69	0.21
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.21	0.71	0.27
Non-performing assets as a percentage of total assets	0.17	0.55	0.21
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.58	0.11	0.09
Annualized provision for loan losses	0.55	0.15	0.12
Total classified loans (loans rated substandard or doubtful)	$5,203	$8,566	$6,088

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

The Company continued to maintain strong asset quality in the first nine months of 2016 as evidenced by low levels of non-accrual loans, non-performing assets, classified loans, and loan delinquency levels that continue to be below 1% of total loans. We continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2016, the 25 largest credits represented 27.1% of total loans outstanding, which represents a decrease from the second quarter 2016 when it was 32.5%

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30, 2016	December 31, 2015	September 30, 2015
Allowance for loan losses	$9,726	$9,921	$9,772
Allowance for loan losses as a percentage of each of the following
total loans, net of unearned income	1.10%	1.13%	1.13%
total accruing delinquent loans (past due 30 to 89 days)	304.51	225.68	285.06
total non-accrual loans	554.82	163.55	539.89
total non-performing assets	510.02	157.55	425.98

The Company recorded a $3.7 million provision for loan losses in the first nine months of 2016 compared to a $750,000 provision for loan losses in the first nine months of 2015 or an increase of $2.9 million between periods. The substantially higher than typical provision in the first nine months of 2016 was necessary to resolve the Company’s only meaningful direct loan exposure to the energy industry.

.....LIQUIDITY.....The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past five years and has been more than adequate to fund the Company’s operations. Payments and prepayments from the loan portfolios, as well as, cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth over the past few years. We strive to operate our loan to deposit ratio in a range of 80% to 100%. For the first nine months of 2016, the Company’s loan to deposit ratio has averaged 93.7%. We are optimistic that we can increase the loan to deposit ratio in the future given current commercial loan pipelines, continued growth from our loan production offices and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $18.0 million from December 31, 2015 to September 30, 2016, due to $13.6 million of cash used in investing activities, $2.3 million of cash used by operating activities and $2.0 million used by financing activities. Within investing activities, cash provided from investment security maturities was $20.9 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $150.1 million and was $10.3 million higher than the $139.8 million of cash received from loan principal payments and participations sold. Within financing activities, deposits increased by $59.4 million of cash. Total borrowings decreased as advances of short-term borrowings and purchases of FHLB term advances declined by $39.8 million. The company also used $21.0 million to redeem the preferred stock issued to the US Treasury under the SBLF program. At September 30, 2016, the Company had immediately available $409 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $10.6 million of cash, short-term investments, and investment securities at September 30, 2016. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At September 30, 2016, our subsidiary Bank had $3.2 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Based upon this internal limit, the Trust Company had $695,000 of cash available for immediate dividends to the holding company. Overall, we believe that the holding company has strong liquidity to meet its trust preferred and subordinated debt service requirements, and its current common stock dividends, all of which should approximate $2.6 million over the next twelve months.

.....CAPITAL RESOURCES.....The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 ratio was 10.00%, the tier 1 capital ratio was 11.25%, and the total capital ratio was 13.17% at September 30, 2016. The Company’s tier 1 leverage was 9.29% at September 30, 2016. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2016. We expect that capital generated from earnings will be utilized to pay the common stock cash dividend and will also support anticipated balance sheet growth. On July 25, 2016, the Company announced that its Board of Directors declared a $0.015 per share quarterly common stock cash dividend. This new quarterly dividend amount represents a 50% increase from the previous $0.01 per share quarterly dividend. The cash dividend is payable November 21, 2016 to shareholders of record on November 7, 2016. This cash dividend represents a 1.84% annualized yield using the October 21, 2016 closing common stock price of $3.26 and represents an approximate payout ratio of 25% based upon the Company’s third quarter 2016 earnings per share of $0.06. With the successful redemption of the SBLF preferred stock in the first quarter of 2016 and the Company’s rapid return to more typical profitability levels in the second quarter of 2016, our Board of Directors is confident returning this level of capital to our shareholders.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	5.7%	37.0%
100bp increase	3.3	22.3
100bp decrease	(4.1)	1.4

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

.....OFF BALANCE SHEET ARRANGEMENTS.....The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $166.3 million and standby letters of credit of $5.0 million as of September 30, 2016. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.6 million, or 78%, of the total allowance for loan losses at September 30, 2016 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of September 30, 2016, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At September 30, 2016, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

.....FORWARD LOOKING STATEMENT.....

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, the Company will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build the Company into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — It is the existing and prospective customer that the Company must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. The Company is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.
•	Revenue Growth — It is necessary for the Company to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so that revenue producing products can be presented to existing and prospective customers to meet their banking needs. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through several loan production offices. There will be a particular focus on small business commercial lending. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.
•	Expense Rationalization — The Company remains focused on trying to reduce and rationalize expenses. This has not been a program of broad based cuts, but has been targeted so the Company stays strong but spends less. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues. The Company’s also recently completed three additional initiatives that will further reduce non-interest expenses and improve the Company’s future profitability. Specifically, at the end of the first quarter of 2016, the Company had closed its Southern Atherton branch office in the State College market and consolidated the retail customer accounts from this branch into its nearby and newer branch office located on North Atherton Street. The Company remains committed to the State College market and this change will allow for a more efficient operation that will allow us to better compete in this demographically attractive but highly competitive banking market. The Company also realigned its executive leadership team by eliminating one senior position in its executive office. Finally, the Company recently announced the closure of its Harrisonburg, Virginia loan production office. We anticipate that the combined annual cost savings from these profitability improvement initiatives will approximate $1.2 million.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2016, are effective.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on December 30, 2014 (Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on January 2, 2015).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc. Registrant
Date: November 4, 2016	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: November 4, 2016	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer