Form 10-K
period 2016-12-31
AMERISERV FINANCIAL INC /PA/
filed 2017-03-03
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $57,068,566 as of June 30, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 18,903,472 shares outstanding as of January 31, 2017.

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

The Company’s principal activities consist of owning and operating its three wholly owned subsidiary entities. At December 31, 2016, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $1.154 billion, $968 million, and $95 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and risk management.

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

AMERISERV FINANCIAL BANKING SUBSIDIARY
AMERISERV FINANCIAL BANK

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended (the Banking Code). Through 16 locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland counties, Pennsylvania, the Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, checking accounts, money market accounts, secured and unsecured consumer loans, mortgage loans, safe deposit boxes, holiday club accounts, money orders, and traveler’s checks; and (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as commercial real estate mortgage loans (CRE), short and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 18 automated bank teller machines (ATMs) through its 24-hour banking network that is linked with NYCE, a regional ATM network, and CIRRUS, a national ATM network. West Chester Capital Advisors (WCCA), a SEC registered investment advisor, is also a subsidiary of the Bank. The Company also operates loan production offices (LPOs) in Monroeville and Altoona in Pennsylvania, and in Hagerstown, Maryland.

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

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the PDB. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios of the Bank at December 31, 2016:

Headquarters	Johnstown, PA
Total Assets	$1,134,827
Total Investment Securities	149,178
Total Loans and Loans Held for Sale (net of unearned income)	886,858
Total Deposits	967,986
Total Net Income	3,379
Asset Leverage Ratio	8.61%
Return on Average Assets	0.30
Return on Average Equity	3.32
Total Full-time Equivalent Employees	235
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

Commercial Loans

This category includes credit extensions to commercial and industrial borrowers. Business assets, including accounts receivable, inventory and/or equipment, typically secure these credits. In appropriate instances, extensions of credit in this category are subject to collateral advance formulas. Balance sheet strength and profitability are considered when analyzing these credits, with special attention given to historical, current and prospective sources of cash flow, and the ability of the customer to sustain cash flow at acceptable levels. The Bank’s policy permits flexibility in determining acceptable debt service coverage ratios. Personal guarantees are frequently required; however, as the financial strength of the borrower increases, the Bank’s ability to obtain personal guarantees decreases. In addition to economic risk, this category is impacted by the strength of the borrower’s management, industry risk and portfolio concentration risk each of which are also monitored and considered during the underwriting process.

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

Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair value of the Company’s investment portfolio as of the periods indicated:

Investment securities available for sale at:

	AT DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS)
U.S. Agency	$400	$2,900	$5,931
Taxable municipal	3,793	—	—
Corporate bonds	34,403	18,541	15,497
U.S. Agency mortgage-backed securities	88,738	96,801	102,888
Total cost basis of investment securities available for sale	$127,334	$118,242	$124,316
Total fair value of investment securities available for sale	$127,077	$119,467	$127,110

Investment securities held to maturity at:

	AT DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS)
Taxable municipal	$13,441	$5,592	$3,364
U.S. Agency mortgage-backed securities	11,177	10,827	12,481
Corporate bonds and other securities	6,047	5,000	3,995
Total cost basis of investment securities held to maturity	$30,665	$21,419	$19,840
Total fair value of investment securities held to maturity	$30,420	$21,533	$20,213
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

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:

	AT DECEMBER 31,
	2016		2015		2014
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$182,732	—%	$171,175	—%	$155,365	—%
Interest bearing	108,350	0.29	97,201	0.21	97,641	0.20
Savings	95,986	0.17	94,425	0.17	89,554	0.16
Money market	277,967	0.43	242,298	0.34	228,150	0.33
Other time	290,612	1.28	287,783	1.24	300,915	1.26
Total deposits	$955,647	0.70%	$892,882	0.66%	$871,625	0.68%
Loans

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2016	2015	2014	2013	2012
	(IN THOUSANDS)
Commercial	$171,563	$181,115	$139,158	$120,120	$102,864
Commercial loans secured by real estate(1)	447,040	422,145	410,851	412,254	383,934
Real estate-mortgage(1)	245,765	257,937	258,616	235,689	217,584
Consumer	19,872	20,344	19,009	15,864	17,420
Total loans	884,240	881,541	827,634	783,927	721,802
Less: Unearned income	476	557	554	581	637
Total loans, net of unearned income	$883,764	$880,984	$827,080	$783,346	$721,165

(1)	For each of the periods presented beginning with December 31, 2016, real estate-construction loans constituted 4.7%, 3.0%, 3.5%, 3.0% and 2.0% of the Company’s total loans, net of unearned income, respectively.

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

Non-performing Assets

The following table presents information concerning non-performing assets:

	AT DECEMBER 31,
	2016	2015	2014	2013	2012
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial	$496	$4,260	$—	$—	$—
Commercial loans secured by real estate	178	18	778	1,632	4,623
Real estate-mortgage	929	1,788	1,417	1,239	1,191
Total	1,603	6,066	2,195	2,871	5,814
Other real estate owned:
Commercial loans secured by real estate	—	—	384	344	1,101
Real estate-mortgage	21	75	128	673	127
Total	21	75	512	1,017	1,228
Total restructured loans not in non-accrual (TDR)	—	156	210	221	182
Total non-performing assets including TDR	$1,624	$6,297	$2,917	$4,109	$7,224
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.18%	0.71%	0.35%	0.52%	1.00%

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

	YEAR ENDED DECEMBER 31,
	2016	2015	2014	2013	2012
	(IN THOUSANDS)
Interest income due in accordance with original terms	$118	$94	$136	$178	$231
Interest income recorded	—	—	—	—	—
Net reduction in interest income	$118	$94	$136	$178	$231

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES
AMERISERV TRUST AND FINANCIAL SERVICES COMPANY

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. Its staff of approximately 46 professionals administers assets valued at approximately $2.0 billion that are not recognized on the Company’s balance sheet at December 31, 2016. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. This segment also includes financial services, which include the sale of mutual funds, annuities, and insurance products. The wealth management business also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The BUILD fund continues in the process of liquidation. At December 31, 2016, the Trust Company had total assets of $4.8 million and total stockholder’s equity of $4.8 million. In 2016, the Trust Company contributed earnings to the Company as its gross revenue amounted to $8.0 million and the net income contribution was $905,000. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the PDB.

AMERISERV LIFE

AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company’s market area. Operations of AmeriServ Life are conducted in each office of the Company’s banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Pennsylvania Insurance Department, and the Board of Governors of the Federal Reserve System (the Federal Reserve). At December 31, 2016, AmeriServ Life had total assets of $384,000.

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

MARKET AREA & ECONOMY

Johnstown, Pennsylvania, where the Company is headquartered, continues to have a cost of living that is lower than the national average. Johnstown is home to The University of Pittsburgh at Johnstown, Pennsylvania Highlands Community College and Conemaugh Health System. The high-tech defense industry is now the main non-health care staple of the Johnstown economy, with the region fulfilling many Federal government contracts, punctuated by one of the premier defense trade shows in the U.S., the annual Showcase

For Commerce. The city also hosts annual events such as the Flood City Music Festival and the Thunder in the Valley Motorcycle Rally, which draw several thousand visitors. The Johnstown, PA MSA unemployment rate increased from a 6.5% average in 2015 to a 6.8% average in 2016. The Johnstown, PA MSA continues to have the highest jobless rate among the 18 metropolitan statistical areas across the state. This coupled with a declining population trend creates a challenge moving forward.

Economic conditions are stronger in the State College market and have demonstrated the same improvement experienced in the national economy. The community is a college town, dominated economically and demographically by the presence of the University Park campus of the Pennsylvania State University. “Happy Valley” is another often-used term to refer to the State College area, including the borough and the townships of College, Harris, Patton, and Ferguson. The unemployment rate for State College MSA increased from a 3.8% average in 2015 to a 4.1% average in 2016 and remains the one of the lowest of all regions in the Commonwealth. A large percentage of the population in State College falls into the 18 to 34 year old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age.

The Company also has loan production offices in Monroeville in Allegheny County, Altoona in Blair County, Pennsylvania, and Hagerstown in Washington County, Maryland. Monroeville in Allegheny County, Pennsylvania is located 15 miles east of the city of Pittsburgh. While the city is historically known for its steel industry, today its economy is largely based on healthcare, education, technology and financial services. The city of Pittsburgh is home to many colleges, universities and research facilities, the most well-known of which are Carnegie Mellon University, Duquesne University and the University of Pittsburgh. Pittsburgh is rich in art and culture. Pittsburgh museums and cultural sites include the Andy Warhol Museum, the Carnegie Museum of Art, the Frick Art & Historical Center, and Pittsburgh Center for the Arts among numerous others. Pittsburgh is also the home of the Pirates, Steelers and Penguins. The unemployment rate for Pittsburgh MSA increased from a 5.2% average in 2015 to a 5.7% average in 2016.

Altoona is the business center of Blair County, Pennsylvania with a strong retail, government and manufacturing base. The top field of employment in Altoona and the metro area is healthcare. Its location along I-99 draws from a large trade area over a wide geographic area that extends to State College and Johnstown. It serves as the headquarters for Sheetz Corporation, which ranks on Forbes list of the top privately owned companies. In addition to being located adjacent to I-99 and a major highway system, Altoona also has easy access to rail and air transportation. The unemployment rate in the Altoona MSA increased from a 5.1% average in 2015 to a 5.3% average in 2016.

Hagerstown in Washington County, Maryland offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It has a workforce of over 400,000 with strengths in manufacturing and technology. It also offers an affordable cost of doing business and living within an hour of the Washington, D.C./Baltimore regions. There are also plenty of facilities and land slated for industrial/commercial development. Hagerstown has become a choice location for manufacturers, financial services, and distribution companies. The Hagerstown, MD-Martinsburg, WV MSA unemployment rate improved from a 5.5% average in 2015 to a 4.6% average in 2016.

EMPLOYEES

The Company employed 326 people as of December 31, 2016 in full- and part-time positions. Approximately 159 non-supervisory employees of the Company are represented by the United Steelworkers, AFL-CIO-CLC, Local Union 2635-06. The Company is under a four year labor contract with the United Steelworkers Local that will expire on October 15, 2017. The contract calls for annual wage increases of 3.0%. Additionally, effective January 1, 2014, the Company implemented a soft freeze of its defined benefit pension plan for union employees. A soft freeze means that all existing union employees as of December 31, 2013 currently participating will remain in the defined benefit pension plan but any new union employees hired after January 1, 2014 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401(k) program. The Company has not experienced a work stoppage since 1979. The Company is one of an estimated ten union-represented banks nationwide.

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

As of December 31, 2016, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. As discussed below, however, the capital requirements for all banks are being increased under the Dodd-Frank Act. Specifically, on July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new capital to risk-adjusted assets requirements (which includes the impact of the capital conservation buffer effective January 1, 2016) are as follows:

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

ITEM 2. PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus twelve floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 13 other locations which are owned. Seven additional locations are leased with terms expiring from January 1, 2017 to July 31, 2030.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of January 31, 2017, the Company had 3,327 shareholders of record for its common stock. The Company’s common stock is traded on the NASDAQ Global Market System under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

	PRICES		CASH DIVIDENDS DECLARED
	HIGH	LOW
Year ended December 31, 2016:
First Quarter	$3.36	$2.96	$0.01
Second Quarter	3.27	2.95	0.01
Third Quarter	3.34	3.02	0.015
Fourth Quarter	3.80	3.15	0.015
Year ended December 31, 2015
First Quarter	$3.13	$2.88	$0.01
Second Quarter	3.44	3.00	0.01
Third Quarter	3.41	3.20	0.01
Fourth Quarter	3.39	3.16	0.01

The declaration of cash dividends on the Company’s common stock is at the discretion of the Board, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements and other contractual restrictions, Pennsylvania law, federal and Pennsylvania bank regulatory law, and other factors deemed relevant. Additionally, the Company’s announced a new common stock repurchase program which calls for the buyback of up to 5%, or approximately 945,000 shares, of its common stock during the next 18 months.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2016	2015	2014	2013	2012
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$41,869	$41,881	$40,441	$39,343	$39,917
Total interest expense	7,735	6,520	6,397	6,482	7,714
Net interest income	34,134	35,361	34,044	32,861	32,203
Provision (credit) for loan losses	3,950	1,250	375	(1,100)	(775)
Net interest income after provision (credit) for loan losses	30,184	34,111	33,669	33,961	32,978
Total non-interest income	14,638	15,267	14,323	15,744	14,943
Total non-interest expense	41,615	41,038	43,371	42,223	40,641
Income before income taxes	3,207	8,340	4,621	7,482	7,280
Provision for income taxes	897	2,343	1,598	2,289	2,241
Net income	$2,310	$5,997	$3,023	$5,193	$5,039
Net income available to common shareholders	$2,295	$5,787	$2,813	$4,984	$4,211
PER COMMON SHARE DATA:
Basic earnings per share	$0.12	$0.31	$0.15	$0.26	$0.21
Diluted earnings per share	0.12	0.31	0.15	0.26	0.21
Cash dividends declared	0.05	0.04	0.04	0.03	0.00
Book value at period end	5.05	5.19	4.97	4.91	4.67
BALANCE SHEET AND OTHER DATA:
Total assets	$1,153,780	$1,148,497	$1,089,263	$1,056,036	$1,000,991
Loans and loans held for sale, net of unearned income	886,858	883,987	832,131	786,748	731,741
Allowance for loan losses	9,932	9,921	9,623	10,104	12,571
Investment securities available for sale	127,077	119,467	127,110	141,978	151,538
Investment securities held to maturity	30,665	21,419	19,840	18,187	13,723
Deposits	967,786	903,294	869,881	854,522	835,734
Total borrowed funds	78,645	117,058	93,965	79,640	41,745
Stockholders’ equity	95,395	118,973	114,407	113,307	110,468
Full-time equivalent employees	305	318	314	352	350
SELECTED FINANCIAL RATIOS:
Return on average assets	0.20%	0.54%	0.29%	0.51%	0.51%
Return on average total equity	2.30	5.10	2.61	4.69	4.51
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	91.64	97.86	95.66	92.07	87.56
Ratio of average total equity to average assets	8.79	10.65	10.92	10.86	11.36
Common stock cash dividends as a percent of net income available to common shareholders	41.18	13.03	26.73	11.36	—
Interest rate spread	3.08	3.33	3.36	3.39	3.43
Net interest margin	3.26	3.49	3.52	3.56	3.65
Allowance for loan losses as a percentage of loans, net of unearned income, at period end	1.12	1.13	1.16	1.29	1.74
Non-performing assets as a percentage of loans and other real estate owned, at period end	0.18	0.71	0.35	0.52	1.00
Net charge-offs as a percentage of average loans	0.44	0.11	0.11	0.18	0.19
Ratio of earnings to fixed charges and preferred dividends:(1)
Excluding interest on deposits	2.26X	4.68X	3.30X	5.13X	3.80X
Including interest on deposits	1.40	2.19	1.67	2.07	1.80
Cumulative one year interest rate sensitivity gap ratio, at period end	1.44	1.23	1.13	1.09	1.30

(1)	The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

2016 SUMMARY OVERVIEW:

AmeriServ closed 2016 with its third consecutive profitable quarter while it continued to recover from the net loss of the first quarter. The Company reported net income for the fourth quarter of $1,150,000 or $0.06 earnings per share. When consolidated with the previous quarters of 2016, net income for the year was $2,310,000 or $0.12 per share. The fourth quarter was $85,000 above the third quarter of 2016, but $224,000 below the fourth quarter of 2015. These results reflect the continuing impact of the net loss recorded in the first quarter. We continue to take full responsibility for putting the expenses related to the Trust Company trading error, and our only loan to the energy industry, behind us immediately. AmeriServ’s quick return to profitability tells us that these were self-contained events and therefore do not indicate any continuing risk to the Company.

We believe the marketplace agrees, net loans have begun to increase again and deposits closed the quarter at an all-time high and very near the $1 billion mark. However, even more encouraging was that the total revenue of the Trust Company was at an all-time high in the fourth quarter of 2016. It is also important to note that as 2016 ended, the level of non-performing assets was at the lowest level ever reported. We believe that our present balance sheet is well positioned for the higher level of interest rates which have developed since the November election. It is a fact that it was necessary to take corrective actions and such actions take time and money. Therefore, the fourth quarter level of operating expenses were $339,000 higher than the same period in 2015. As those expenses disappear, our focus on increasing revenues should show a very positive trend line.

Looking to that speedy return to profitability, AmeriServ requested and received from the regulators their non-objection to implement a common stock repurchase program. This program could reduce the outstanding shares by almost one million, thus increasing the value of any continuing shares. This action following so soon after the cash dividend increase, announced in August, indicates our commitment to improving the return to our shareholders.

You may also recall that the Pennsylvania State Education Association has named AmeriServ as its preferred residential mortgage and consumer lender. Their 190,000 members can accomplish an entire residential mortgage transaction through a dedicated and centralized application center at AmeriServ. Since this program is functioning so well with Pennsylvania’s schoolteachers, we are approaching other similar associations in the Keystone State. This effort combines our new proven procedures with our traditional personal service.

As you know this management team began its tour of duty in March of 2015. In the fourth quarter of 2016 they completed a three-year Strategic Plan to take AmeriServ to 2020. We believe that AmeriServ is an exceptionally clean franchise, a community bank with assets approaching one and one-quarter billion dollars, with a freestanding trust and wealth management subsidiary. The goal of this Board and this Management team is to build this franchise in both profitability and asset size. This new Strategic Plan is the road map that will be used in this effort. We intend to maintain our tradition of personal service while incorporating the best in new technology. The University Heights and State College locations are being updated for a better customer experience. These community bank offices will be equipped to accommodate the growing cohort of millennials, while maintaining the time-tested personal service our senior citizens expect and value. It is indeed an exciting time to be a community bank whose mission is to provide “Banking for Life”.

A comment about the national and regional scene is warranted. The contentious national election is now behind us, but the road ahead is unclear. The Federal Reserve policies in recent years have not created a positive economic environment for community banks. The interest rate policies have lessened the support costs of the enormous national debt, but have created tremendous burdens for pensions, for savers and for community banks. It is good that the existing Federal Reserve policies are beginning to be discussed, but thus far, there has been little tangible action to alleviate these difficult conditions. We decided some time ago on our preferred course of action. It is simply to maintain a conservative balance sheet with strong capital and deep liquidity. Also, we will strive for better than industry measures in our loan and securities portfolios. We think these guidelines, and the counter cyclical nature of our Trust Company, adds up to a strong Company in a struggling economy. There will be no “bet the bank” strategies at AmeriServ and we will remain poised for signs of an upturn in 2017.

PERFORMANCE OVERVIEW... The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Net income	$2,310	$5,997	$3,023
Net income available to common shareholders	2,295	5,787	2,813
Diluted earnings per share	0.12	0.31	0.15
Return on average assets	0.20%	0.54%	0.29%
Return on average equity	2.30	5.10	2.61

The Company reported net income available to common shareholders of $2.3 million, or $0.12 per diluted common share, for 2016. This represented a 61% decrease in earnings per share from 2015 where net income available to common shareholders totaled $5.8 million, or $0.31 per diluted share. This reduction reflects, 1.) a substantially higher than typical provision for loan losses and net loan charge offs that were recorded in the first quarter of 2016 to resolve the Company’s only meaningful direct loan exposure to the energy industry, 2.) a reduced level of net interest income that results from net interest margin compression, which is prevalent in the banking industry, as well as a lower level of loan prepayment fee income and additional interest expense related to the issuance of subordinated debt, and 3.) operating expenses increasing by $577,000, or 1.4% due to non-recurring costs for legal and accounting services that were necessary to address a trust operations trading error.

The Company reported net income available to common shareholders of $5.8 million, or $0.31 per diluted common share, for 2015. This represented a 107% increase in earnings per share from 2014 where net income available to common shareholders totalled $2.8 million, or $0.15 per diluted share. Factors causing this increase in earnings were solid loan and deposit growth in our community banking business which contributed to an increase of $1.3 million, or 3.9%, in net interest income while increasing revenue from our trust and wealth management business contributed to 6.6% growth in non-interest income in 2015. Additionally, operating expenses declined by $2.3 million, or 5.4%, as we improved the ongoing efficiency of the Company by successfully executing several profitability improvement initiatives.

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

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$41,869	$41,881	$40,441
Interest expense	7,735	6,520	6,397
Net interest income	34,134	35,361	34,044
Net interest margin	3.26%	3.49%	3.52%

2016 NET INTEREST PERFORMANCE OVERVIEW... The Company’s net interest income for the full year of 2016 decreased by $1,227,000, or 3.5%, when compared to the full year of 2015. The Company’s net interest margin of 3.26% for the full year of 2016 was 23 basis points lower than the net interest margin of 3.49% for the full year of 2015. The 2016 reduction in net interest income has been significantly impacted by the following three factors: 1.) net interest margin compression that results from the prolonged low interest rate environment that exists in the economy and is pressuring community bank net interest margins, 2.) additional interest expense that was associated with the Company’s late fourth quarter 2015 issuance of subordinated debt, and 3.) a significantly lower level of loan prepayment fee income, which decreased by approximately $300,000 for full year of 2016. These factors more than offset the Company’s continued growth in earning assets and control of its cost of funds through disciplined deposit pricing. Specifically, the earning asset growth occurred in the loan portfolio as total loans averaged $888 million for the full year of 2016, which is $31 million, or 3.6%, higher than the $857 million average for the full year of 2015. This loan growth reflects the successful results of the Company’s business development efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans particularly through its loan production offices. However, loan interest income is $134,000, or 0.4%, lower for the full year of 2016 when compared to the full year of 2015 due primarily to the previously mentioned decline in loan prepayment fees between years. Interest income on short-term investments and investment securities grew by $122,000 or 3.1% for the full year as the Company benefited from a higher balance of investment securities in 2016. Overall, total interest income decreased by $12,000, or 0.03%, in 2016.

The Company experienced significant growth in deposits between years which is a reflection of the loyalty and stability of our core deposit base that provides a strong foundation upon which this growth builds. Management’s ability to acquire new core deposit funding from outside of our traditional market areas as well as our ongoing efforts to offer new loan customers deposit products were the primary reasons for this growth. Specifically, total deposits averaged $956 million for the full year of 2016 which is $63 million, or 7.0%, higher than the $893 million average for the full year of 2015. The Company is also pleased that a meaningful portion of this deposit growth occurred in non-interest bearing demand deposit accounts. Deposit interest expense for the full year of 2016 increased by $648,000, or 13.6%, due to the higher balance of deposits along with certain money market accounts repricing upward after Federal Reserve fed funds interest rate increases. As a result of this strong deposit growth, the Company’s loan to deposit ratio ended the year at 91.6% which indicates that the Company has ample room to further grow its loan portfolio in 2017.

Total interest expense increased for the full year of 2016 by $1,215,000, or 18.6%, as compared to 2015 due to higher levels of both borrowings and deposit interest expense. The Company experienced a $567,000 increase in the interest cost for borrowings in 2016, with $515,000 of this increase attributable to the Company’s subordinated debt issuance which occurred late in December of 2015. Specifically, the Company issued $7.65 million of subordinated debt which has a 6.50% fixed interest rate. The proceeds from the subordinated debt issuance, along with other cash on hand, was used to redeem all $21 million of our outstanding SBLF preferred stock on January 27, 2016. The remainder of the increase in borrowings interest expense was due to a greater utilization of FHLB term advances to extend borrowings for interest rate risk management purposes.

COMPONENT CHANGES IN NET INTEREST INCOME: 2016 VERSUS 2015... Regarding the separate components of net interest income, the Company’s total interest income in 2016 decreased by $12,000 when compared to 2015. This decrease was due to 1.) net interest margin compression that results from the prolonged low interest rate environment that exists in the economy and is pressuring community bank net interest margins, 2.) additional interest expense that was associated with the Company’s late fourth quarter 2015 issuance of subordinated debt, and 3.) a significantly lower level of loan prepayment fee income, which decreased by approximately $300,000 for full year of 2016. This is evidenced by a $36.9 million increase in average earning assets due to increases in both average loans and average securities, which was more than offset by a 15 basis point decline in the earning asset yield from 4.14% to 3.99%. Within the earning asset base, total loan interest income decreased by $134,000 as the yield on the total loan portfolio decreased by 17 basis points from 4.44% to 4.27%. The greater level of total average loans in 2016 was more than offset by the impact of new loans having yields that are below the rate on the maturing instruments that they are replacing. Also negatively impacting loan interest income in 2016 was the reduced level of loan prepayment fee income. Investment securities interest revenue increased by $47,000 in 2016 due to a $2.3 million increase in the average investment securities portfolio. However, the yield on total investment securities decreased by one basis points from 2.67% to 2.66% due to net interest margin compression as well as an increase in premium amortization on mortgage backed securities, which resulted from an increase in mortgage prepayment speeds in 2016.

The Company’s total interest expense for 2016 increased by $1.2 million, or 18.6%, when compared to 2015. Total interest bearing deposits increased by $51.2 million or 7.1% due to management’s ability to acquire new core deposit funding from outside our traditional market areas as well as our ongoing efforts to offer new loan customers deposit products. The growth is also a reflection of the loyalty and stability of our core deposit base. Total interest bearing deposit interest expense increased by $648,000 in 2016 due to the higher volume of interest bearing deposits and an increase of four basis points in the cost of interest bearing deposits to 0.70%. Management continues to carefully price interest rates paid on all deposit categories. The Company experienced a $567,000 increase in the interest cost for borrowings in 2016, with $515,000 of this increase attributable to the Company’s subordinated debt issuance which occurred late in December of 2015. The increase in borrowings interest expense is also reflective of a greater usage total average FHLB term advances. The Company has utilized term advances from the FHLB, with maturities ranging between three and five years, to help fund its earning asset growth and manage interest rate risk. The average balance of FHLB term advances has increased by $2.6 million while the average cost of these advances has increased by 11 basis point to 1.32%. Total FHLB borrowings, including overnight borrowed funds, averaged $57.8 million or 5.1% of total assets during 2016. Overall, total interest bearing funding costs increased by 10 basis points to 0.91%.

Overall, the Company expects that it will need to continue to grow the earning assets to achieve net interest income growth in 2017 as net interest margin compression is expected to slow or bottom. Solid commercial pipelines suggest that the Company should be able to grow the loan portfolio in 2017 although we expect the pricing pressures on new commercial loans to continue to be intense.

2015 NET INTEREST PERFORMANCE OVERVIEW... The Company’s net interest income increased by $1.3 million, or 3.9%, for the full year of 2015 when compared to the full year 2014 as net interest margin compression was more than fully mitigated by earning asset growth, a greater level of prepayment fees on early loan payoffs and an increased dividend from the FHLB of Pittsburgh. The Company’s net interest margin of 3.49% for the full year 2015 was three basis points lower than the net interest margin of 3.52% for the full year 2014. The earning asset growth occurred in the loan portfolio as total loans averaged $857 million for the full year of 2015 which is $52 million, or 6.5%, higher than the $805 million average for the full year of 2014. This loan growth reflects the successful results of the Company’s sales calling efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans particularly through its loan production offices in the stronger growth markets of Pittsburgh and Altoona in Pennsylvania, Hagerstown, Maryland. Overall, total interest income increased by $1.4 million, or 3.6%, for the full year 2015.

Total interest expense was well controlled in 2015 as it increased by $123,000, or 1.9%, for the full year of 2015 due to tight control of our cost of funds through disciplined deposit pricing. Total deposit interest expense decreased by $137,000, or 2.8%, in 2015 when compared to 2014. Even with this reduction in deposit costs, the Company continues to have a strong loyal core deposit base and success in cross-selling new loan customers into deposit products. Specifically, total deposits averaged $893 million for full year of 2015 which is $21 million, or 2.4%, higher than the $872 million average in 2014. The Company is pleased that a meaningful portion of this deposit growth occurred in non-interest bearing demand deposit accounts. This decreased interest expense for deposits has been more than offset by a $260,000 increase in the interest cost for borrowings as the Company has utilized more FHLB term advances to extend borrowings and provide protection against rising interest rates.

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

The Company’s total interest expense for 2015 increased by $123,000, or 1.9%, when compared to 2014. This increase in interest expense was due to an increased level of average FHLB borrowed funds which more than offset a lower cost of funds as the cost of interest bearing liabilities declined by one basis point to 0.81%. Management’s strategy to carefully price interest rates paid on all deposit categories has not had a negative impact on deposit growth and reflects the loyalty of the bank’s core deposit base. The overall cost of interest bearing deposits decreased by two basis points to 0.66% in spite of a $5.4 million increase in the total average volume. The Company utilized term advances from the FHLB, with maturities ranging between three and five years, to help fund its earning asset growth and manage interest rate risk. The average balance of FHLB term advances increased by $13 million while the average cost of these advances increased by 20 basis points to 1.21%. Overall, total FHLB borrowings averaged $71 million or 6.4% of total assets during 2015.

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

	YEAR ENDED DECEMBER 31,
	2016			2015			2014
	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$887,679	$37,891	4.27%	$857,015	$38,024	4.44%	$804,721	$36,366	4.52%
Deposits with banks	1,668	13	0.70	2,198	8	0.34	7,227	5	0.07
Short-term investment in money market funds	15,156	84	0.56	10,700	14	0.14	1,243	7	0.49
Investment securities:
Available for sale	121,630	3,132	2.58	124,383	3,250	2.61	137,839	3,528	2.56
Held to maturity	25,649	779	3.04	20,576	614	2.98	19,399	559	2.88
Total investment securities	147,279	3,911	2.66	144,959	3,864	2.67	157,238	4,087	2.60
TOTAL INTEREST EARNING ASSETS/INTEREST INCOME	1,051,782	41,899	3.99	1,014,872	41,910	4.14	970,429	40,465	4.18
Non-interest earning assets:
Cash and due from banks	20,626			17,312			16,919
Premises and equipment	11,930			12,617			13,282
Other assets	68,046			69,201			69,423
Allowance for loan losses	(9,790)			(9,766)			(9,951)
TOTAL ASSETS	$1,142,594			$1,104,236			$1,060,102
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$108,350	$317	0.29%	$97,201	$199	0.21%	$97,641	$191	0.20%
Savings	95,986	159	0.17	94,425	156	0.17	89,554	144	0.16
Money market	277,967	1,198	0.43	242,298	817	0.34	228,150	761	0.33
Other time	290,612	3,726	1.28	287,783	3,580	1.24	300,915	3,793	1.26
Total interest bearing deposits	772,915	5,400	0.70	721,707	4,752	0.66	716,260	4,889	0.68
Federal funds purchased and other short-term borrowings	9,030	52	0.57	24,582	86	0.35	18,783	55	0.29
Advances from Federal Home Loan Bank	48,720	644	1.32	46,166	558	1.21	32,885	333	1.01
Guaranteed junior subordinated deferrable interest debentures	13,085	1,120	8.57	13,085	1,120	8.57	13,085	1,120	8.57
Subordinated debt	7,650	519	6.79	62	4	6.72	—	—	—
TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	851,400	7,735	0.91	805,602	6,520	0.81	781,013	6,397	0.82
Non-interest bearing liabilities:
Demand deposits	182,732			171,175			155,365
Other liabilities	8,074			9,871			7,969
Stockholders’ equity	100,388			117,588			115,755
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,142,594			$1,104,236			$1,060,102
Interest rate spread			3.08			3.33			3.36
Net interest income/net interest margin		34,164	3.26%		35,390	3.49%		34,068	3.52%
Tax-equivalent adjustment		(30)			(29)			(24)
Net interest income		$34,134			$35,361			$34,044

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

	2016 vs. 2015			2015 vs. 2014
	INCREASE (DECREASE) DUE TO CHANGE IN:			INCREASE (DECREASE) DUE TO CHANGE IN:
	AVERAGE VOLUME	RATE	TOTAL	AVERAGE VOLUME	RATE	TOTAL
	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$247	$(380)	$(133)	$1,398	$260	$1,658
Deposits with banks	(1)	6	5	16	(13)	3
Short-term investments in money market funds	7	63	70	42	(35)	7
Investment securities:
Available for sale	(78)	(40)	(118)	(276)	(2)	(278)
Held to maturity	153	12	165	53	2	55
Total investment securities	75	(28)	47	(223)	—	(223)
Total interest income	328	(339)	(11)	1,233	212	1,445
INTEREST PAID ON:
Interest bearing demand deposits	27	91	118	9	(1)	8
Savings deposits	3	—	3	17	(5)	12
Money market	136	245	381	70	(14)	56
Other time deposits	34	112	146	(226)	13	(213)
Federal funds purchased and other short-term borrowings	(64)	30	(34)	28	3	31
Advances from Federal Home Loan Bank	33	53	86	200	25	225
Subordinated debt	515	—	515	4	—	4
Total interest expense	684	531	1,215	102	21	123
Change in net interest income	$(356)	$(870)	$(1,226)	$1,131	$191	$1,322

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

	AT DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Total accruing loans past due 30 to 89 days	$3,278	$4,396	$2,643
Total non-accrual loans	1,603	6,066	2,195
Total non-performing assets including TDRs(1)	1,624	6,297	2,917
Loan delinquency as a percentage of total loans, net of unearned income	0.37%	0.50%	0.32%
Non-accrual loans as a percentage of total loans, net of unearned income	0.18	0.69	0.27
Non-performing assets as a percentage of total loans, net of unearned income, and other real estate owned	0.18	0.71	0.35
Non-performing assets as a percentage of total assets	0.14	0.55	0.27
Total classified loans (loans rated substandard or doubtful)	$6,039	$8,566	$11,229

(1)	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as troubled debt restructuring and (iv) other real estate owned.

The Company continues to maintain excellent asset quality. Non-performing assets declined by $4.7 million since the prior year-end with the early in the year resolution of the Company’s largest energy sector loan and now total $1.6 million, one of the lowest levels reported by the Company. The continued successful ongoing problem credit resolution efforts of the Company is demonstrated in the table above as levels of non-accrual loans, non-performing assets, classified loans and low loan delinquency levels are well below 1% of total loans. We continue to closely monitor the loan portfolio given the uneven recovery in the economy and the number of relatively large-sized commercial and CRE loans within the portfolio. As of December 31, 2016, the 25 largest credits represented 26.8% of total loans outstanding.

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

	YEAR ENDED DECEMBER 31,
	2016	2015	2014	2013	2012
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year	$9,921	$9,623	$10,104	$12,571	$14,623
Charge-offs:
Commercial	(3,648)	(170)	(172)	(50)	(345)
Commercial loans secured by real estate	(13)	(250)	(708)	(1,777)	(796)
Real estate-mortgage	(291)	(753)	(322)	(139)	(420)
Consumer	(344)	(188)	(121)	(154)	(200)
Total charge-offs	(4,296)	(1,361)	(1,323)	(2,120)	(1,761)
Recoveries:
Commercial	140	101	141	80	138
Commercial loans secured by real estate	40	111	231	481	245
Real estate-mortgage	147	171	71	122	54
Consumer	30	26	24	70	47
Total recoveries	357	409	467	753	484
Net charge-offs	(3,939)	(952)	(856)	(1,367)	(1,277)
Provision (credit) for loan losses	3,950	1,250	375	(1,100)	(775)
Balance at end of year	$9,932	$9,921	$9,623	$10,104	$12,571
Loans and loans held for sale, net of unearned income:
Average for the year	$887,679	$857,015	$804,721	$746,490	$688,736
At December 31	886,858	880,984	827,080	786,748	731,741
As a percent of average loans:
Net charge-offs	0.44%	0.11%	0.11%	0.18%	0.19%
Provision (credit) for loan losses	0.44	0.15	0.05	(0.15)	(0.11)
Allowance as a percent of each of the following:
Total loans, net of unearned income	1.12	1.13	1.16	1.29	1.74
Total accruing delinquent loans (past due 30 to 89 days)	302.99	225.68	364.09	309.56	363.74
Total non-accrual loans	619.59	163.55	438.21	351.93	216.22
Total non-performing assets	611.58	157.55	329.89	245.90	174.02
Allowance as a multiple of net charge-offs	2.52x	10.42x	11.24x	7.39x	9.84x

For 2016, the Company recorded a $3,950,000 provision for loan losses compared to a $1,250,000 provision for loan losses for the full year of 2015 or an increase of $2.7 million between years. A substantially higher than typical provision and net loan charge-offs were recorded in the first quarter of 2016 and were necessary to resolve the Company’s only meaningful direct loan exposure to the energy industry. These loans were related to a single borrower in the fracking industry who had filed for bankruptcy protection in the fourth quarter of 2015. The bankruptcy changed from Chapter 11 (reorganization) to Chapter 7 (liquidation), and the Company concluded that its previously established reserves on these non-accrual loans were not sufficient to cover the discounted collateral values that resulted from the liquidation process. As a result of this action, the Company also experienced heightened net loan charge-offs of $3.9 million, or 0.44%, of total loans in 2016, compared to net loan charge-offs of $952,000, or 0.11% of total loans, in 2015. Overall, the Company continued to maintain excellent asset quality. At December 31, 2016, non-performing assets totaled $1.6 million, or only 0.18% of total loans, which is down by $4.7 million from the prior year-end and is one of the lowest levels ever reported by the Company. In summary, the allowance for loan losses provided a strong 612% coverage of non-performing loans, and 1.12% of total loans, at December 31, 2016, compared to 158% coverage of non-performing loans, and 1.13% of total loans, at December 31, 2015. The Company presently expects that it will have a more typical loan loss provision in 2017. The expected lower provision will be necessary to cover loan charge-offs and support the anticipated growth in the loan portfolio.

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

			AT DECEMBER 31,
	2016		2015		2014		2013		2012
	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
		(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$4,041	19.3%	$4,244	20.6%	$3,262	16.8%	$2,844	15.3%	$2,596	14.3%
Commercial loans secured by real estate	3,584	50.4	3,449	47.9	3,902	49.6	4,885	52.6	7,796	53.2
Real estate-mortgage	1,169	28.1	1,173	29.3	1,310	31.3	1,260	30.1	1,269	30.2
Consumer	151	2.2	151	2.2	190	2.3	136	2.0	150	2.3
Allocation to general risk	987	—	904	—	959	—	979	—	760	—
Total	$9,932	100.0%	$9,921	100.0%	$9,623	100.0%	$10,104	100.0%	$12,571	100.0%

Even though residential real estate-mortgage loans comprise 28.1% of the Company’s total loan portfolio, only $1.2 million or 11.8% of the total ALL is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company’s three-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company’s historical loss experience in these categories, and other qualitative factors. The large decline in the part of the allowance allocated to commercial loans secured by real estate reflects the continued asset quality improvements in this sector.

Based on the Company’s ALL methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the ALL is adequate at December 31, 2016 to cover losses within the Company’s loan portfolio.

NON-INTEREST INCOME... Non-interest income for 2016 totalled $14.6 million, a decrease of $629,000, or 4.1%, from 2015. Factors contributing to this lower level of non-interest income in 2016 included:

—	a $942,000 decrease in Bank Owned Life Insurance (BOLI) revenue after the Company received four death claims in 2015 and there were no such claims in 2016.
—	a $201,000, or 8.6%, increase in other income as the Company benefited from additional revenue resulting from a more aggressive business development strategy within its Financial Services Division.
—	a $106,000 increase in revenue from investment security sale transactions as the Company recognized a higher level of gains on the sale of rapidly prepaying, low balance mortgage backed securities.
—	a $93,000, or 8.0%, increase in mortgage loan sale gains and mortgage related fees due to increased refinance activity and a comparable level of new mortgage loan originations when compared to 2015.
—	a $76,000, or 4.3%, decrease in service charges on deposit accounts due to fewer overdraft charges and account analysis fees as customers have generally maintained higher balances in their checking accounts in 2016.

Non-interest income for 2015 totalled $15.3 million, an increase of $944,000, or 6.6%, from 2014. Factors contributing to this higher level of non-interest income in 2015 included:

—	an $869,000 increase in BOLI revenue for the full year due to the receipt of four death claims in 2015.
—	a $579,000, or 7.5%, increase in trust and investment advisory fees as a result of increased assets under management which reflects successful new business development activities as well as effective management of existing customer accounts in this volatile market environment. Trust assets under administration totalled $2.0 billion as of December 31, 2015.
—	a $207,000, or 10.6%, decrease in service charges on deposit accounts due to fewer overdraft charges and account analysis fees as customers have generally maintained higher balances in their checking accounts in 2015.
—	mortgage related fees dropped by $199,000 for the full year due to less mortgage refinance activity in 2015.
—	there was a decrease of $106,000 in revenue from investment security sale transactions as the Company recognized a lower level of gains on the sale of securities with low balances in 2015 compared to gains realized on the sale of rapidly pre-paying mortgage backed securities in 2014.

NON-INTEREST EXPENSE... Non-interest expense for 2016 totalled $41.6 million, which represents a $577,000, or 1.4%, increase from 2015. Factors contributing to the higher non-interest expense in 2016 included:

—	other expenses were up $544,000, or 11.5% and professional fees increased by $277,000, or 5.5% for the year as a result of non-recurring costs for legal and accounting services that were necessary to address a trust operations trading error.
—	occupancy and equipment related expenses are lower by $244,000, or 5.2%, as a result of management’s continued efforts to improve efficiencies and control costs.

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

INCOME TAX EXPENSE... The Company recorded income tax expense of $897,000, or an effective tax rate of 28.0%, in 2016 compared to the income tax expense of $2.3 million, or an effective tax rate of 28.1%, for 2015. The lower income tax expense and effective tax rate are due to the first quarter 2016 loss recognized by the Company. The Company’s deferred tax asset was $10.7 million at December 31, 2016 and relates primarily to AMT carryforwards and the ALL.

SEGMENT RESULTS... Retail banking’s net income contribution was $3.0 million in 2016 and was comparable to the $3.0 million contribution in 2015 and $2.2 million in 2014. Net interest income was positively impacted by an increased funding benefit from the significant growth in deposits provided by this segment, which more than fully mitigated the ongoing net interest margin pressure from the continued low interest rate environment. The Retail segment also benefitted from increased efficiencies resulting in a lower overall level of non-interest expense. These positive items more than offset a lower level of non-interest income primarily resulting from decreased revenue from BOLI and reduced deposit service charges.

The commercial banking segment reported net income of $3.3 million in 2016 compared to net income of $5.4 million in 2015 and $4.2 million in 2014. The net income contribution for 2016 decreased as a result of the increased provision for loan losses due to the first quarter charge-off of the energy sector credit. Overhead expense was higher primarily due to increased incentive compensation and non-interest income was negatively impacted by the lower level of BOLI income. These unfavorable items more than offset strong growth in the commercial and commercial real estate loan portfolios which resulted in a higher level of net interest income.

The trust segment’s net income contribution was $1.1 million in 2016 compared to $1.3 million in 2015 and $564,000 in 2014. The reduced net income contribution for 2016 was reflective of the non-recurring additional costs for legal and accounting services recognized in 2016 to address a trust operations trading error and resulted in higher professional fees and other expenses. These additional costs along with a lower level of Trust fee income more than offset successful new business development activities as well as effective management of existing customer accounts in this volatile market environment. Overall, the fair market value of trust assets under administration totaled $1.993 billion at December 31, 2016, an increase of $18 million, or 0.9%, from the December 31, 2015 total of $1.975 billion.

The investment/parent segment reported a net loss of $5.2 million in 2016, which was higher than the net loss of $3.8 million in 2015 and $3.9 million in 2014. Overall this segment has felt the most earnings pressure from the continued low interest rate environment. The lower level of BOLI income recognized by the Company in 2016 also significantly impacted this segment. Additionally, both the interest expense of the trust preferred securities and subordinated debt interest expense are allocated to this segment. Note that the first full year of interest expense associated with the subordinated debt occurred in 2016. The Company did generate investment security gains of $177,000 in 2016 and $71,000 in 2015 from the sale of certain low balance, rapidly prepaying mortgage backed securities which had a favorable impact on earnings in this segment.

For greater discussion on the future strategic direction of the Company’s key business segments, see “Management’s Discussion and Analysis — Forward Looking Statements.” For a more detailed analysis of the segment results, see Footnote 21.

BALANCE SHEET... The Company’s total consolidated assets of $1.154 billion at December 31, 2016 grew by $5.3 million or 0.5% from the $1.148 billion level at December 31, 2015. This asset growth was due primarily to a $16.9 million or 12.0% increase in total investment securities in 2016. This investment securities increase was partially offset by a $16.1 million decrease in short term investments and cash used to redeem the SBLF preferred stock. Loan growth during this period was $2.9 million or 0.3%, which is lower than the 2015 level due to lower levels of production in the months leading up to the presidential election that was caused by uncertainty in the market. However, loan production in the first six months of 2016 and after the election was at more typical levels due to continued successful results of the Company’s intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied CRE loans particularly through its loan production offices.

The Company also funded the previously mentioned asset growth by increasing deposits ($64 million), partially offset by a reduction in FHLB borrowings ($38 million). The FHLB term advances, with maturities between 3 and 5 years, now total $46 million as the Company has utilized these advances to help mitigate interest rate risk. Other liabilities increased by $2.8 million due to an increase in the Company’s pension liability. Total stockholders’ equity decreased by $23.6 million since year-end 2015 mainly due to the redemption of $21 million of preferred stock from the US Treasury under the SBLF program. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 13.15% and an asset leverage ratio of 9.35% at December 31, 2016. The Company’s book value per common share was $5.05, its tangible book value per common share was $4.41 and its tangible common equity to tangible assets ratio was 7.31% at December 31, 2016.

LIQUIDITY... The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past four years and has been adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth. We strive to operate our loan to deposit ratio in a range of 85% to 100%. At December 31, 2016, the Company’s loan to deposit ratio was 91.6%. Given current commercial loan pipelines and the continued development of our four existing loan production offices, we are optimistic that we can grow our loan to deposit ratio and remain within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $14.4 million from December 31, 2015, to December 31, 2016, due to $25.2 million of cash used in investing activities. This was partially offset by $6.7 million of cash provided by operating activities and $4.1 million provided by financing activities. Within investing activities, cash advanced for new loan fundings and purchases totalled $214.2 million and was $5.8 million higher than the $208.4 million of cash received from loan principal payments and sales. Within financing activities, deposits increased by $64.5 million, which was used to help fund the overall loan growth experienced in 2016. Total FHLB borrowings decreased as advances, both short-term and long term, were reduced by $38.5 million. Early in 2016 the Company redeemed the $21 million preferred stock issued to the US Treasury under the SBLF program.

The holding company had a total of $11.5 million of cash, short-term investments, and investment securities at December 31, 2016. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At December 31, 2016, our subsidiary Bank had $3.5 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. As such, the holding company has strong liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, its common stock dividends, and support its common stock repurchase program, which in total should approximate $4.9 million over the next twelve months.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, and short-term investments in money market funds. These assets totaled $38 million and $45 million at December 31, 2016 and 2015, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate. At December 31, 2016, the Company had $402 million of overnight borrowing availability at the FHLB, $29 million of short-term borrowing availability at the Federal Reserve Bank and $39 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES... The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 9.35% and the risk based capital ratio was 13.15% at December 31, 2016. We anticipate that we will maintain our strong capital ratios throughout 2017. Capital generated from earnings will be utilized to pay the common stock cash dividend, support the stock repurchase program and will also support anticipated balance sheet growth. Our common dividend payout ratio for the full year 2016 was 41.2%. Late in 2015, the Company issued $7.65 million of subordinated debt which qualifies as Tier 2 capital for regulatory capital calculation purposes. In the first quarter of 2016, we used the net proceeds from the subordinated debt issuance along with a meaningful portion of holding company cash to redeem the SBLF preferred stock prior to the interest rate on the SBLF increasing from 1% to 9%. In the third quarter of 2016, the Company increased its common stock dividend by $0.005 to $0.015 per common share. Total Parent Company cash was $11.5 million at December 31, 2016.

The Company’s Board of Directors approved a new common stock repurchase program which calls for AmeriServ Financial, Inc. to buy back up to 5% or approximately 945,000 shares of its outstanding common stock during the next 18 months. The shares may be purchased from time to time in open market, privately negotiated, or block transactions. This common stock repurchase program does not obligate the Company to acquire any specific number of shares and may be modified, suspended or discontinued at any time. As of December 31, 2016, the Company had approximately 18.9 million shares of its common stock outstanding.

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

The following table presents a summary of the Company’s static GAP positions at December 31, 2016:

INTEREST SENSITIVITY PERIOD	3 MONTHS OR LESS	OVER 3 MONTHS THROUGH 6 MONTHS	OVER 6 MONTHS THROUGH 1 YEAR	OVER 1 YEAR	TOTAL
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$270,021	$67,271	$97,093	$452,473	$886,858
Investment securities	35,008	4,920	9,791	108,023	157,742
Short-term assets	8,966	—	—	—	8,966
Regulatory stock	3,359	—	—	2,125	5,484
Bank owned life insurance	—	—	37,903	—	37,903
Total rate sensitive assets	$317,354	$72,191	$144,787	$562,621	$1,096,953
RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing deposits	$—	$—	$—	$188,808	$188,808
NOW	4,576	—	—	159,225	163,801
Money market	207,625	—	—	51,353	258,978
Other savings	24,119	—	—	72,356	96,475
Certificates of deposit of $100,000 or more	5,800	8,753	6,835	6,039	27,427
Other time deposits	46,281	23,435	18,858	143,723	232,297
Total deposits	288,401	32,188	25,693	621,504	967,786
Borrowings	15,754	2,000	7,000	53,891	78,645
Total rate sensitive liabilities	$304,155	$34,188	$32,693	$675,395	$1,046,431
INTEREST SENSITIVITY GAP:
Interval	13,199	38,003	112,094	(112,774)	—
Cumulative	$13,199	$51,202	$163,296	$50,522	$50,522
Period GAP ratio	1.04X	2.11X	4.43X	0.83X
Cumulative GAP ratio	1.04	1.15	1.44	1.05
Ratio of cumulative GAP to total assets	1.14%	4.44%	14.15%	4.38%

When December 31, 2016 is compared to December 31, 2015, the Company’s cumulative GAP ratio through one year indicates that the Company’s balance sheet is still asset sensitive with some improvement noted between years. We continue to see loan customer preference for fixed rate loans given the overall low level of interest rates. Also, we have extended some term advances with the FHLB to help manage our interest rate risk position. Overall, the absolute low level of short interest rates makes this table more difficult to analyze since there is little room for certain deposit liabilities to reprice downward further.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	3.6%	20.5%
100 bp increase	2.1	11.9
100 bp decrease	(3.0)	(16.8)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and scheduled repricing of loans tied to LIBOR or prime. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at a targeted range of 0.50% to 0.75%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

Within the investment portfolio at December 31, 2016, 81% of the portfolio is classified as available for sale and 19% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are 101 securities that are temporarily impaired at December 31, 2016. The Company reviews its securities quarterly and has asserted that at December 31, 2016, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market (excluding construction and any jumbo loans). The Company also sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year 2016, 83% of all residential mortgage loan production was sold into the secondary market.

The amount of loans outstanding by category as of December 31, 2016, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

	ONE YEAR OR LESS	MORE THAN ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL LOANS
	(IN THOUSANDS, EXCEPT RATIOS)
Commercial	$50,851	$75,587	$45,091	$171,529
Commercial loans secured by real estate	49,262	132,941	264,395	446,598
Real estate-mortgage	23,051	58,722	167,086	248,859
Consumer	7,546	4,385	7,941	19,872
Total	$130,710	$271,635	$484,513	$886,858
Loans with fixed-rate	$41,707	$123,926	$258,286	$423,919
Loans with floating-rate	89,003	147,709	226,227	462,939
Total	$130,710	$271,635	$484,513	$886,858
Percent composition of maturity	14.7%	30.6%	54.6%	100.0%
Fixed-rate loans as a percentage of total loans				47.8%
Floating-rate loans as a percentage of total loans				52.2%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

CONTRACTUAL OBLIGATIONS... The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	PAYMENTS DUE IN
	NOTE REFERENCE	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL
	(IN THOUSANDS)
Deposits without a stated maturity	8	$708,062	$—	$—	$—	$708,062
Certificates of deposit*	8	111,424	90,110	48,129	19,612	269,275
Borrowed funds*	10	24,977	25,603	9,761	—	60,341
Guaranteed junior subordinated deferrable interest debentures*	10	1,015	2,030	2,030	18,890	23,965
Subordinated debt*	10	497	994	994	9,639	12,124
Pension obligation	14	3,000	—	—	—	3,000
Lease commitments	15	578	613	468	1,505	3,164

*	Includes interest based upon interest rates in effect at December 31, 2016. Future changes in market interest rates could materially affect contractual amounts to be paid.

OFF BALANCE SHEET ARRANGEMENTS... The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $160.5 million and standby letters of credit of $8.5 million as of December 31, 2016. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. The Company had no interest rate contracts outstanding as of December 31, 2016.

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

Commercial and CRE loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the ALL. Approximately $7.6 million, or 77%, of the total ALL at December 31, 2016 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and Troubled Debt Restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

The Company recorded a $669,000 impairment charge as a result of a goodwill impairment analysis performed in the third quarter of 2014. A qualitative assessment of WCCA indicated that it was more likely than not that the carrying value of WCCA exceeded its fair value. As such, the Company then performed the necessary two-step impairment test. In Step 1, we determined the carrying value of WCCA, including the goodwill, and compared it to the estimated fair value of WCCA. The results of Step 1 indicated that the carrying value of the goodwill exceeded the fair value so it was necessary to move to Step 2 where we measured the amount of the impairment loss. After performing Step 2, we determined that the implied value of the goodwill was less than its carrying costs, which caused us to record an impairment charge of $669,000 in the third quarter of 2014. Overall, the voluntary departure of WCCA’s former CEO and the related litigation against him for violations of his employment agreement, caused disruption within the WCCA customer base during 2014. This disruption ultimately led to the loss of certain clients and a reduction in the projected earnings capacity of WCCA. These were the key facts and circumstances that led to the goodwill impairment charge in the third quarter of 2014. The Company utilized a discounted cash flow model along with a valuation technique based upon a multiple of revenues to estimate the fair value of WCCA. In 2015, WCCA returned to profitability, stabilized earnings, and then increased earnings in 2016, which reflected that no impairment charge was necessary.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2016, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2016, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

FORWARD LOOKING STATEMENTS...

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, the Company will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build the Company into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — It is the existing and prospective customer that the Company must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. The Company is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.
•	Revenue Growth — It is necessary for the Company to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination among all customer service areas so our revenue producing products can be tailored to meet the needs of existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through several loan production offices. The Strategic Plan also states that purchases of investment securities will become more diverse and include high quality corporate and taxable municipal securities while continuing to purchase federal agency mortgage backed securities that provide a return consistent with the market as well as asset cash flow liquidity. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.
•	Expense Rationalization — The Company remains focused on trying to reduce and rationalize expenses. This has not been a program of broad based cuts, but has been targeted so the Company stays strong but spends less. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues. The Company also recently completed three additional initiatives that will further reduce non-interest expenses and improve the Company’s future profitability. Specifically, at the end of the first quarter of 2016, the Company had closed its Southern Atherton branch office in the State College market and consolidated the retail customer accounts from this branch into its nearby and newer branch office located on North Atherton Street. The Company remains committed to the State College market, and this change will allow for a more efficient operation that will allow us to better compete in this demographically attractive but highly competitive banking market. The Company also realigned its executive leadership team by eliminating one senior position in its executive office. Finally, the Company recently announced the closure of its Harrisonburg, Virginia loan production office. We anticipate that the combined annual cost savings from these profitability improvement initiatives will approximate $1.2 million.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2016	2015
	(IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions	$25,107	$23,443
Interest bearing deposits	3,066	6,960
Short-term investments in money market funds	5,900	18,107
Cash and cash equivalents	34,073	48,510
Investment securities:
Available for sale	127,077	119,467
Held to maturity (fair value $30,420 at December 31, 2016 and $21,533 at December 31, 2015)	30,665	21,419
Loans held for sale	3,094	3,003
Loans	884,240	881,541
Less: Unearned income	476	557
Allowance for loan losses	9,932	9,921
Net loans	873,832	871,063
Premises and equipment, net	11,694	12,108
Accrued interest income receivable	3,116	3,057
Goodwill	11,944	11,944
Bank owned life insurance	37,903	37,228
Net deferred tax asset	10,655	8,993
Federal Home Loan Bank stock	3,359	4,628
Federal Reserve Bank stock	2,125	2,125
Other assets	4,243	4,952
TOTAL ASSETS	$1,153,780	$1,148,497
LIABILITIES
Non-interest bearing deposits	$188,808	$188,947
Interest bearing deposits	778,978	714,347
Total deposits	967,786	903,294
Short-term borrowings	12,754	48,748
Advances from Federal Home Loan Bank	45,542	48,000
Guaranteed junior subordinated deferrable interest debentures	12,908	12,892
Subordinated debt	7,441	7,418
Total borrowed funds	78,645	117,058
Other liabilities	11,954	9,172
TOTAL LIABILITIES	1,058,385	1,029,524
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; there were 21,000 shares issued and outstanding on December 31, 2015	—	21,000
Common stock, par value $0.01 per share; 30,000,000 shares authorized: 26,521,291 shares issued and 18,903,472 shares outstanding on December 31, 2016; 26,488,630 shares issued and 18,870,811 shares outstanding on December 31, 2015	265	265
Treasury stock at cost, 7,617,819 shares on December 31, 2016 and 2015	(74,829)	(74,829)
Capital surplus	145,535	145,441
Retained earnings	36,001	34,651
Accumulated other comprehensive loss, net	(11,577)	(7,555)
TOTAL STOCKHOLDERS’ EQUITY	95,395	118,973
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,153,780	$1,148,497

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
Taxable	$37,786	$37,923	$36,285
Tax exempt	75	72	57
Interest bearing deposits	13	8	5
Short-term investments in money market funds	84	14	7
Investment securities:
Available for sale	3,132	3,250	3,528
Held to maturity	779	614	559
Total Interest Income	41,869	41,881	40,441
INTEREST EXPENSE
Deposits	5,400	4,752	4,889
Short-term borrowings	52	86	55
Advances from Federal Home Loan Bank	644	558	333
Guaranteed junior subordinated deferrable interest debentures	1,120	1,120	1,120
Subordinated debt	519	4	—
Total Interest Expense	7,735	6,520	6,397
Net Interest Income	34,134	35,361	34,044
Provision for loan losses	3,950	1,250	375
Net Interest Income after Provision for Loan Losses	30,184	34,111	33,669
NON-INTEREST INCOME
Trust and investment advisory fees	8,333	8,344	7,765
Service charges on deposit accounts	1,674	1,750	1,957
Net gains on loans held for sale	884	767	748
Mortgage related fees	367	391	590
Net realized gains on investment securities	177	71	177
Bank owned life insurance	675	1,617	748
Other income	2,528	2,327	2,338
Total Non-Interest Income	14,638	15,267	14,323
NON-INTEREST EXPENSE
Salaries and employee benefits	24,034	24,042	24,960
Net occupancy expense	2,782	2,941	2,964
Equipment expense	1,688	1,773	1,892
Professional fees	5,280	5,003	5,409
Supplies, postage, and freight	705	726	761
Miscellaneous taxes and insurance	1,146	1,157	1,174
Federal deposit insurance expense	709	669	636
Goodwill impairment charge	—	—	669
Other expense	5,271	4,727	4,906
Total Non-Interest Expense	41,615	41,038	43,371

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
PRETAX INCOME	3,207	8,340	4,621
Provision for income taxes	897	2,343	1,598
NET INCOME	2,310	5,997	3,023
Preferred stock dividends	15	210	210
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,295	$5,787	$2,813
PER COMMON SHARE DATA:
Basic:
Net income	$0.12	$0.31	$0.15
Average number of shares outstanding	18,896	18,863	18,793
Diluted:
Net income	$0.12	$0.31	$0.15
Average number of shares outstanding	18,955	18,933	18,908
Cash dividends declared	$0.05	$0.04	$0.04

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS)
COMPREHENSIVE INCOME (LOSS)
Net income	$2,310	$5,997	$3,023
Other comprehensive loss, before tax:
Pension obligation change for defined benefit plan	(4,612)	579	(2,769)
Income tax effect	1,569	(197)	942
Unrealized holding gains (losses) on available for sale securities arising during period	(1,305)	(1,498)	1,391
Income tax effect	443	509	(474)
Reclassification adjustment for net realized gains on available for sale securities included in net income	(177)	(71)	(177)
Income tax effect	60	25	60
Other comprehensive loss	(4,022)	(653)	(1,027)
Comprehensive income (loss)	$(1,712)	$5,344	$1,996

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period	$21,000	$21,000	$21,000
Redemption of all preferred shares outstanding	(21,000)	—	—
Balance at end of period	—	21,000	21,000
COMMON STOCK
Balance at beginning of period	265	264	264
New common shares issued for dividend reinvestment and stock purchase plan	—	1	—
Balance at end of period	265	265	264
TREASURY STOCK
Balance at beginning of period	(74,829)	(74,829)	(74,829)
Balance at end of period	(74,829)	(74,829)	(74,829)
CAPITAL SURPLUS
Balance at beginning of period	145,441	145,256	145,190
New common shares issued for exercise of stock options	74	156	24
Stock option expense	20	29	42
Balance at end of period	145,535	145,441	145,256
RETAINED EARNINGS
Balance at beginning of period	34,651	29,618	27,557
Net income	2,310	5,997	3,023
Cash dividend declared on common stock	(945)	(754)	(752)
Cash dividend declared on preferred stock	(15)	(210)	(210)
Balance at end of period	36,001	34,651	29,618
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(7,555)	(6,902)	(5,875)
Other comprehensive loss	(4,022)	(653)	(1,027)
Balance at end of period	(11,577)	(7,555)	(6,902)
TOTAL STOCKHOLDERS’ EQUITY	$95,395	$118,973	$114,407

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$2,310	$5,997	$3,023
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,950	1,250	375
Depreciation and amortization expense	1,803	1,790	1,836
Net amortization of investment securities	488	342	385
Net realized gains on investment securities – available for sale	(177)	(71)	(177)
Net gains on loans held for sale	(884)	(767)	(748)
Amortization of deferred loan fees	(231)	(249)	(262)
Origination of mortgage loans held for sale	(59,252)	(51,759)	(51,481)
Sales of mortgage loans held for sale	60,045	54,574	50,580
Decrease (increase) in accrued interest receivable	(59)	70	(219)
Decrease in accrued interest payable	(11)	(55)	(78)
Earnings on bank-owned life insurance	(675)	(690)	(748)
Deferred income taxes	414	888	562
Stock compensation expense	94	186	66
Goodwill impairment charge	—	—	669
Amortization of long term debt issuance costs	39	—	—
Other, net	(1,186)	(1,674)	1,179
Net cash provided by operating activities	6,668	9,832	4,962
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(42,844)	(22,241)	(12,218)
Purchase of investment securities – held to maturity	(12,038)	(6,237)	(3,093)
Proceeds from maturities of investment securities – available for sale	24,574	24,532	22,900
Proceeds from maturities of investment securities – held to maturity	2,693	4,601	1,390
Proceeds from sales of investment securities – available for sale	8,966	3,570	5,242
Purchase of regulatory stock	(10,911)	(19,320)	(9,817)
Proceeds from redemption of regulatory stock	12,180	18,740	10,446
Long-term loans originated	(196,998)	(246,304)	(177,351)
Principal collected on long-term loans	189,505	183,380	130,476
Participations purchased	(17,192)	(15,019)	(5,347)
Participations sold	18,900	23,774	10,810
Net increase in other short-term loans	(875)	(627)	(3,558)
Purchases of premises and equipment	(1,380)	(881)	(1,720)
Proceeds from sale of other real estate owned	235	579	946
Proceeds from life insurance policies	—	1,598	—
Net cash used in investing activities	(25,185)	(49,855)	(30,894)
FINANCING ACTIVITIES
Net increase in deposit balances	64,492	33,339	15,375
Net increase (decrease) in other short-term borrowings	(35,994)	9,868	(2,675)
Principal borrowings on advances from Federal Home Loan Bank	9,542	10,000	17,000
Principal repayments on advances from Federal Home Loan Bank	(12,000)	(4,000)	—
Subordinated debt issuance, net	—	7,418	—
Preferred stock redemption	(21,000)	—	—
Preferred stock dividend paid	(15)	(210)	(210)
Common stock dividend paid	(945)	(754)	(752)
Net cash provided by financing activities	4,080	55,661	28,738
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,437)	15,638	2,806
CASH AND CASH EQUIVALENTS AT JANUARY 1	48,510	32,872	30,066
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$34,073	$48,510	$32,872

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 16 banking locations in five southwestern Pennsylvania counties. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $2.0 billion that are not recognized on the Company’s Consolidated Balance Sheet at December 31, 2016.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of AmeriServ Financial, Inc. and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), Trust Company, and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a state-chartered full service bank with 16 locations in Pennsylvania. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 51,273, 58,788, and 3,625 shares of common stock were outstanding during 2016, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options to purchase common stock outstanding were $3.23-$4.60, $3.23-$4.70, and $4.60-$5.22 during 2016, 2015 and 2014, respectively. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net income	$2,310	$5,997	$3,023
Preferred stock dividends	15	210	210
Net income available to common shareholders	$2,295	$5,787	$2,813
Denominator:
Weighted average common shares outstanding (basic)	18,896	18,863	18,793
Effect of stock options	59	70	115
Weighted average common shares outstanding (diluted)	18,955	18,933	18,908
Earnings per common share:
Basic	$0.12	$0.31	$0.15
Diluted	0.12	0.31	0.15
STOCK-BASED COMPENSATION:

The Company uses the modified prospective method for accounting of stock-based compensation. The Company recognized $20,000, $29,000 and $42,000 of pretax compensation expense for the years 2016, 2015 and 2014. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. See Note 18 for details on the assumptions used.

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

CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in money market funds. The Company made $375,000 in income tax payments in 2016; $1,554,000 in 2015; and $1,063,000 in 2014. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $172,000 in 2016; $189,000 in 2015; and $660,000 in 2014. The Company made total interest payments of $7,746,000 in 2016; $6,575,000 in 2015; and $6,475,000 in 2014.

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

PENSION:

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. In conjunction with the annual measurement of the funded status of Company’s pension plan at December 31, 2016, management elected to change the manner in which the service cost and interest cost components of net periodic benefit cost will be determined in 2017 and beyond. Previously, the service cost and interest cost components were determined by multiplying the single equivalent rate described above and the aggregate discounted cash flows of the plan’s service cost and projected benefit obligations.

Under the new methodology, the service cost component will be determined by aggregating the product of the discounted cash flows of the plan’s service cost for each year and an individual spot rate (referred to as the “spot rate” approach). The interest cost component will be determined by aggregating the product of the discounted cash flows of the plan’s projected benefit obligations for each year and an individual spot rate. This change will result in a lower service cost and interest cost components of net periodic benefit cost under the new methodology compared to the previous methodology.

Management believes this new methodology, which represents a change in an accounting estimate, is a better measure of the service cost and interest cost as each year’s cash flows are specifically linked to the interest rates of bond payments in the same respective year. Our pension benefits are described further in Note 14 of the Notes to Consolidated Financial Statements.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Fair value measurements for most of our assets are obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid, and other market information. Subsequently, all of our financial instruments use either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. In certain cases, however, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical measures it may elect at adoption, but does not anticipate the amendment will have a significant impact to the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the Company expects to recognize a right of use asset and a lease liability for its operating leases commitments. The Company also anticipates additional disclosures to be provided at adoption.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a heading instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact that the Update will have on our consolidated financial statements. The overall impact of the amendment will be affected by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

In January 2017, the FASB issued ASU No. 2017-03 “Accounting Changes and Error Corrections (Topic 250) and Investments — Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.” ASU 2017-03 provides amendments that add paragraph 250-10-S99-6 which includes the text of “SEC Staff Announcement: Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period (in accordance with Staff Accounting Bulletin (SAB) Topic 11.M). This announcement applies to ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU 2016-03, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments. The Company has enhanced its disclosures regarding the impact that recently issued accounting standards adopted in a future period will have on its accounting and disclosures in this footnote.

2.  CASH AND DUE FROM DEPOSITORY INSTITUTIONS

Included in “Cash and due from depository institutions” are required federal reserves of $6,000 for December 31, 2016 and $2,000 for December 31, 2015, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and a depository amount held with the Federal Reserve Bank.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	AT DECEMBER 31, 2016
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$400	$—	$(2)	$398
Taxable municipal	3,793	3	(174)	3,622
Corporate bonds	34,403	194	(724)	33,873
U.S. Agency mortgage-backed securities	88,738	1,132	(686)	89,184
Total	$127,334	$1,329	$(1,586)	$127,077

Investment securities held to maturity:

	AT DECEMBER 31, 2016
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$11,177	$180	$(79)	$11,278
Taxable municipal	13,441	70	(348)	13,163
Corporate bonds and other securities	6,047	15	(83)	5,979
Total	$30,665	$265	$(510)	$30,420

Investment securities available for sale:

	AT DECEMBER 31, 2015
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$2,900	$—	$(19)	$2,881
Corporate bonds	18,541	18	(307)	18,252
U.S. Agency mortgage-backed securities	96,801	1,975	(442)	98,334
Total	$118,242	$1,993	$(768)	$119,467

Investment securities held to maturity:

	AT DECEMBER 31, 2015
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$10,827	$247	$(53)	$11,021
Taxable municipal	5,592	67	(65)	5,594
Corporate bonds and other securities	5,000	3	(85)	4,918
Total	$21,419	$317	$(203)	$21,533

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2016, 63.5% of the portfolio was rated AAA as

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES  – (continued)

compared to 79.1% at December 31, 2015. 10.1% of the portfolio was rated below A or unrated on December 31, 2016. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders’ equity at December 31, 2016.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $104,953,000 at December 31, 2016 and $87,096,000 at December 31, 2015.

The Company realized $183,000 of gross investment security gains and $6,000 of gross investment security losses in 2016 and $107,000 of gross investment security gains and $36,000 of investment security losses in 2015, and $182,000 of gross investment gains and $5,000 of gross investment security losses in 2014. On a net basis, the realized gain for 2016 was $117,000 after factoring in tax expense of $60,000 and the realized gain for 2015 was $47,000 after factoring in tax expense of $24,000, and the realized gain for 2014 was $117,000 after factoring in tax expense of $60,000. Proceeds from sales of investment securities available for sale were $9.0 million for 2016, $3.6 million for 2015, and $5.2 million during 2014.

The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values, and the weighted average yield for each type and range of maturity as of December 31, 2016. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. The Company’s consolidated investment securities portfolio had an effective duration of approximately 3.43 years. The weighted average expected maturity for available for sale securities at December 31, 2016 for U.S. Agency, U.S. Agency Mortgage-Backed and Corporate Bond securities was 1.36, 3.84 and 4.90 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2016 for U.S. Agency Mortgage-Backed and Corporate Bonds/Taxable Municipals and other securities were 4.02 and 6.22 years.

Investment securities available for sale:

	AT DECEMBER 31, 2016
	U.S. AGENCY		U.S. AGENCY MORTGAGE-BACKED SECURITIES		CORPORATE BONDS AND OTHER		TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$—	—%	$5,000	2.17%	$5,000	2.17%
After 1 year but within 5 years	400	1.03	322	4.24	6,002	2.88	6,724	2.84
After 5 years but within 10 years	—	—	17,628	3.10	25,263	3.39	42,891	3.27
After 10 years but within 15 years	—	—	37,484	2.29	1,931	3.68	39,415	2.35
Over 15 years	—	—	33,304	2.12	—	—	33,304	2.12
Total	$400	1.03	$88,738	2.39	$38,196	3.16	$127,334	2.62
FAIR VALUE
Within 1 year	$—		$—		$4,981		$4,981
After 1 year but within 5 years	398		331		5,917		6,646
After 5 years but within 10 years	—		18,194		24,789		42,983
After 10 years but within 15 years	—		37,288		1,808		39,096
Over 15 years	—		33,371		—		33,371
Total	$398		$89,184		$37,495		$127,077

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES  – (continued)

Investment securities held to maturity:

	AT DECEMBER 31, 2016
	U.S. AGENCY MORTGAGE-BACKED SECURITIES		CORPORATE BONDS AND OTHER		TOTAL INVESTMENT SECURITIES HELD TO MATURITY
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$—	—%	$—	—%
After 1 year but within 5 years	—	—	3,400	1.87	3,400	1.87
After 5 years but within 10 years	2,835	2.40	8,134	3.73	10,969	3.39
After 10 years but within 15 years	1,458	3.33	6,882	3.50	8,340	3.47
Over 15 years	6,884	2.90	1,072	4.54	7,956	3.12
Total	$11,177	2.83	$19,488	3.37	$30,665	3.17
FAIR VALUE
Within 1 year	$—		$—		$—
After 1 year but within 5 years	—		3,351		3,351
After 5 years but within 10 years	2,810		8,016		10,826
After 10 years but within 15 years	1,510		6,687		8,197
Over 15 years	6,958		1,088		8,046
Total	$11,278		$19,142		$30,420

The following tables present information concerning investments with unrealized losses as of December 31, 2016 (in thousands):

Total investment securities:	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$398	$(2)	$—	$—	$398	$(2)
U.S. Agency mortgage-backed securities	49,918	(703)	1,576	(62)	51,494	(765)
Taxable municipal	13,301	(522)	—	—	13,301	(522)
Corporate bonds and other securities	20,380	(570)	6,762	(237)	27,142	(807)
Total	$83,997	$(1,797)	$8,338	$(299)	$92,335	$(2,096)

The following tables present information concerning investments with unrealized losses as of December 31, 2015 (in thousands):

Total investment securities:	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$1,486	$(14)	$395	$(5)	$1,881	$(19)
U.S. Agency mortgage-backed securities	33,359	(245)	9,088	(250)	42,447	(495)
Taxable municipal	3,617	(65)	—	—	3,617	(65)
Corporate bonds and other securities	8,884	(160)	7,766	(232)	16,650	(392)
Total	$47,346	$(484)	$17,249	$(487)	$64,595	$(971)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES  – (continued)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 110 positions that are considered temporarily impaired at December 31, 2016. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

4.  LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2016	2015
	(IN THOUSANDS)
Commercial	$171,529	$181,066
Commercial loans secured by real estate	446,598	421,637
Real estate-mortgage	245,765	257,937
Consumer	19,872	20,344
Loans, net of unearned income	$883,764	$880,984

Loan balances at December 31, 2016 and 2015 are net of unearned income of $476,000 and $557,000, respectively. Real estate construction loans comprised 4.7% and 3.0% of total loans net of unearned income at December 31, 2016 and 2015, respectively. The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct loan exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2016 and 2015, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 250 mile radius of the Johnstown market.

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $578,000 and $846,000 at December 31, 2016 and 2015, respectively.

5.  ALLOWANCE FOR LOAN LOSSES

The following table summarizes the rollforward of the allowance for loan losses by portfolio segment (in thousands).

	BALANCE AT DECEMBER 31, 2015	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2016
Commercial	$4,244	$(3,648)	$140	$3,305	$4,041
Commercial loans secured by real estate	3,449	(13)	40	108	3,584
Real estate-mortgage	1,173	(291)	147	140	1,169
Consumer	151	(344)	30	314	151
Allocation for general risk	904	—	—	83	987
Total	$9,921	$(4,296)	$357	$3,950	$9,932

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

	BALANCE AT DECEMBER 31, 2014	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2015
Commercial	$3,262	$(170)	$101	$1,051	$4,244
Commercial loans secured by real estate	3,902	(250)	111	(314)	3,449
Real estate-mortgage	1,310	(753)	171	445	1,173
Consumer	190	(188)	26	123	151
Allocation for general risk	959	—	—	(55)	904
Total	$9,623	$(1,361)	$409	$1,250	$9,921

	BALANCE AT DECEMBER 31, 2013	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2014
Commercial	$2,844	$(172)	$141	$449	$3,262
Commercial loans secured by real estate	4,885	(708)	231	(506)	3,902
Real estate-mortgage	1,260	(322)	71	301	1,310
Consumer	136	(121)	24	151	190
Allocation for general risk	979	—	—	(20)	959
Total	$10,104	$(1,323)	$467	$375	$9,623

The higher provision for commercial loans was necessary due to the charge-off of a $3.3 million loan to a customer in the fracking industry that filed for bankruptcy protection in the first quarter. This is the Company’s only meaningful direct loan exposure to the energy industry. The higher provision was also needed to support the continuing growth of the loan portfolio and cover net loan charge-offs. At December 31, 2016, non-performing assets totaled $1.6 million, or 0.18% of total loans.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2016
	(IN THOUSANDS)
Loans:	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	TOTAL
Individually evaluated for impairment	$496	$178	$—	$—	$674
Collectively evaluated for impairment	171,033	446,420	245,765	19,872	883,090
Total loans	$171,529	$446,598	$245,765	$19,872	$883,764

	AT DECEMBER 31, 2016
	(IN THOUSANDS)
Allowance for loan losses:	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
Specific reserve allocation	$496	$31	$—	$—	$—	$527
General reserve allocation	3,545	3,553	1,169	151	987	9,405
Total allowance for loan losses	$4,041	$3,584	$1,169	$151	$987	$9,932

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

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The loan segments used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio and therefore, no further disaggregation into classes is necessary. The overall risk profile for the commercial and commercial real estate loan segments are impacted by non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, as a meaningful but closely monitored portion of the commercial portfolio is centered in these types of accounts. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans and home equity loans secured by residential real estate. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

	AT DECEMBER 31, 2016
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial	$496	$496	$—	$496	$517
Commercial loans secured by real estate	162	31	16	178	209
Total impaired loans	$658	$527	$16	$674	$726

	AT DECEMBER 31, 2015
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial	$4,416	$1,387	$—	$4,416	$4,421
Commercial loans secured by real estate	—	—	86	86	522
Total impaired loans	$4,416	$1,387	$86	$4,502	$4,943

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS)
Average impaired balance:
Commercial	$718	$1,271	$—
Commercial loans secured by real estate	356	866	1,756
Consumer	—	9	—
Average investment in impaired loans	$1,074	$2,146	$1,756
Interest income recognized:
Commercial	$14	$10	$—
Commercial loans secured by real estate	8	17	12
Consumer	—	—	—
Interest income recognized on a cash basis on impaired loans	$22	$27	$12

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

	AT DECEMBER 31, 2016
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$168,116	$1,087	$1,830	$496	$171,529
Commercial loans secured by real estate	436,318	7,497	2,767	16	446,598
Total	$604,434	$8,584	$4,597	$512	$618,127

	AT DECEMBER 31, 2015
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$174,616	$1,811	$3,318	$1,321	$181,066
Commercial loans secured by real estate	416,331	3,100	2,188	18	421,637
Total	$590,947	$4,911	$5,506	$1,339	$602,703

It is generally the policy of the bank that the outstanding balance of any residential mortgage loan that exceeds 90-days past due as to principal and/or interest is transferred to non-accrual status and an evaluation is completed to determine the fair value of the collateral less selling costs, unless the balance is minor. A charge down is recorded for any deficiency balance determined from the collateral evaluation. The remaining non-accrual balance is reported as impaired with no specific allowance. It is the policy of the bank

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

that the outstanding balance of any consumer loan that exceeds 90-days past due as to principal and/or interest is charged off. The following tables present the performing and non-performing outstanding balances of the residential and consumer portfolios.

	AT DECEMBER 31, 2016
	PERFORMING	NON- PERFORMING
	(IN THOUSANDS)
Real estate-mortgage	$244,836	$929
Consumer	19,872	—
Total	$264,708	$929

	AT DECEMBER 31, 2015
	PERFORMING	NON- PERFORMING
	(IN THOUSANDS)
Real estate-mortgage	$256,149	$1,788
Consumer	20,344	—
Total	$276,493	$1,788

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans.

	AT DECEMBER 31, 2016
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
	(IN THOUSANDS)
Commercial	$171,292	$237	$—	$—	$237	$171,529	$—
Commercial loans secured by real estate	446,477	121	—	—	121	446,598	—
Real estate-mortgage	241,802	2,856	610	497	3,963	245,765	—
Consumer	19,795	50	27	—	77	19,872	—
Total	$879,366	$3,264	$637	$497	$4,398	$883,764	$—

	AT DECEMBER 31, 2015
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
	(IN THOUSANDS)
Commercial	$176,216	$489	$4,361	$—	$4,850	$181,066	$—
Commercial loans secured by real estate	421,247	208	182	—	390	421,637	—
Real estate-mortgage	254,288	2,658	442	549	3,649	257,937	—
Consumer	20,115	67	162	—	229	20,344	—
Total	$871,866	$3,422	$5,147	$549	$9,118	$880,984	$—

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

The following tables present information concerning non-performing assets including TDR:

	AT DECEMBER 31,
	2016	2015
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial	$496	$4,260
Commercial loans secured by real estate	178	18
Real estate-mortgage	929	1,788
Total	1,603	6,066
Other real estate owned:
Real estate-mortgage	21	75
Total	21	75
Total restructured loans not in non-accrual (TDR)	—	156
Total non-performing assets including TDR	$1,624	$6,297
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.18%	0.71%

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

Any loan modification where the borrower’s aggregate exposure is at least $250,000 and where the loan currently maintains a criticized or classified risk rating, i.e. Special Mention, Substandard or Doubtful, or where the loan will be assigned a criticized or classified rating after the modification is evaluated to determine the need for TDR classification. The specific ALL reserve for loans modified as TDR’s was $527,000 and $1.4 million as of December 31, 2016 and 2015, respectively.

The following table details the TDRs at December 31, 2016 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial	2	$496	Extension of maturity date
Commercial loan secured by real estate	1	16	Extension of maturity date

The following table details the TDRs at December 31, 2015 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	6	$4,320	Extension of maturity date

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	1	$156	Extension of maturity date

The following table details the TDRs at December 31, 2014 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$210	Extension of maturity date

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by real estate	2	$742	Extension of maturity date

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

There were no loans that were modified as TDR’s in the previous 12 months and defaulted during the reporting periods ending December 31, 2016, 2015 or 2014, respectively.

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

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS)
Interest income due in accordance with original terms	$118	$94	$136
Interest income recorded	—	—	—
Net reduction in interest income	$118	$94	$136

Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in the other assets on the Consolidated Balance Sheet. As of December 31, 2016 and 2015, a total of $21,000 and $75,000, respectively of residential real estate foreclosed assets were included in other assets. As of December 31, 2016, the Company had initiated formal foreclosure procedures on $272,000 of consumer residential mortgages.

7.  PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2016	2015
	(IN THOUSANDS)
Land	$1,198	$1,198
Premises	24,670	24,096
Furniture and equipment	7,949	8,291
Leasehold improvements	708	696
Total at cost	34,525	34,281
Less: Accumulated depreciation and amortization	22,831	22,173
Premises and equipment, net	$11,694	$12,108

The Company recorded depreciation expense of $1.8 million for both years 2016 and 2015, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2016	2015
	(IN THOUSANDS)
Demand:
Non-interest bearing	$188,808	$188,947
Interest bearing	163,801	92,037
Savings	96,475	93,949
Money market	258,978	258,818
Certificates of deposit in denominations of $100,000 or more	27,427	31,422
Other time	232,297	238,121
Total deposits	$967,786	$903,294

Interest expense on deposits consisted of the following:

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS)
Interest bearing demand	$317	$199	$191
Savings	159	156	144
Money market	1,198	817	761
Certificates of deposit in denominations of $100,000 or more	283	266	268
Other time	3,443	3,314	3,525
Total interest expense	$5,400	$4,752	$4,889

The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2016 maturing in the periods presented:

YEAR:	OTHER TIME DEPOSITS	CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
	(IN THOUSANDS)
2017	$78,380	$21,388
2018	55,053	2,962
2019	37,017	1,818
2020	32,134	1,160
2021	11,835	—
2022 and after	17,878	99
Total	$232,297	$27,427

The maturities on certificates of deposit greater than $100,000 or more as of December 31, 2016, are as follows:

MATURING IN:	(IN THOUSANDS)
Three months or less	$5,800
Over three through six months	8,753
Over six through twelve months	6,835
Over twelve months	6,039
Total	$27,427

The aggregate amount of time deposit accounts (including certificates of deposit) that meet or exceed the FDIC insurance limit at December 31, 2016 and 2015 are $45.8 million and $46.1 million, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2016
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$12,754
Maximum indebtedness at any month end	—	56,686
Average balance during year	—	9,030
Average rate paid for the year	—	0.58%
Interest rate on year-end balance	—	0.74

	AT DECEMBER 31, 2015
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$48,748
Maximum indebtedness at any month end	—	65,071
Average balance during year	—	24,582
Average rate paid for the year	—	0.35%
Interest rate on year-end balance	—	0.43

	AT DECEMBER 31, 2014
	FEDERAL FUNDS PURCHASED	OTHER SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$38,880
Maximum indebtedness at any month end	—	47,762
Average balance during year	—	18,783
Average rate paid for the year	—	0.29%
Interest rate on year-end balance	—	0.27

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to one year in maturity. The average maturity was three days at the end of 2016 and 2015, and one day for 2014.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  ADVANCES FROM FEDERAL HOME LOAN BANK, GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES AND SUBORDINATED DEBT

Advances from the FHLB consist of the following:

	AT DECEMBER 31, 2016
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS, EXCEPT RATES)
2017	1.06	$12,000
2018	1.48	12,000
2019	1.51	12,500
2020	1.59	8,042
2021	1.60	1,000
Total advances from FHLB	1.37	$45,542

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate and certain types of CRE. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rate on the advances is fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage and CRE loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2016, the Company had immediately available $402 million of overnight borrowing capability at the FHLB, $29 million of short-term borrowing availability at the Federal Reserve Bank and $39 million of unsecured federal funds lines with correspondent banks.

Guaranteed Junior Subordinated Deferrable Interest Debentures:

On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by the Company. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $177,000 as of December 31, 2016 and are included in other assets on the Consolidated Balance Sheets, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. The Company used $22.5 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in 2005 and 2004. The net balance as of December 31, 2016 and 2015 was $12.9 million.

Subordinated Debt:

On December 29, 2015, the Company completed a private placement of $7.65 million in aggregate principal amount of fixed rate subordinated notes to certain accredited investors. The subordinated notes mature December 31, 2025 and have a 6.50% fixed interest rate for the entire term. This subordinated debt has been structured to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and will be non-callable for five years. Unamortized deferred issuance costs associated with the subordinated debt amounted to $209,000 as of December 31, 2016 and are included in other assets on the Consolidated Balance Sheets, and are being amortized on a straight-line basis over the term of the issue. The Company used the proceeds from this private placement and other cash on hand to redeem all $21 million of its issued and outstanding SBLF preferred stock on January 27, 2016. The net balance as of December 31, 2016 and 2015 was $7.4 million.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2016 and 2015, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liability Measured on a Recurring Basis:

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2016 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Assets:
U.S. Agency securities	$398	$—	$398	$—
Taxable municipal	3,622	—	3,622	—
Corporate bonds	33,873	—	33,873	—
U.S. Agency mortgage-backed securities	89,184	—	89,184	—

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2015 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Assets:
U.S. Agency securities	$2,881	$—	$2,881	$—
Corporate bonds	18,252	—	18,252	—
U.S. Agency mortgage-backed securities	98,334	—	98,334	—

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS  – (continued)

Assets Measured on a Non-recurring Basis:

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2016 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Assets:
Impaired loans	$147	$—	$—	$147
Other real estate owned	21	—	—	21

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2015 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Assets:
Impaired loans	$3,115	$—	$—	$3,115
Other real estate owned	75	—	—	75

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At December 31, 2016, impaired loans with a carrying value of $674,000 were reduced by specific valuation allowance totaling $527,000 resulting in a net fair value of $147,000. At December 31, 2015, impaired loans with a carrying value of $4.5 million were reduced by specific valuation allowance totaling $1.4 million resulting in a net fair value of $3.1 million.

OREO is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

December 31, 2016	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$147	Appraisal of collateral(1)	Appraisal adjustments(2)	40% to 99% (45%)
Other real estate owned	21	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	20% to 77% (42%)
			Liquidation expenses(2)	3% to 199% (37%)

December 31, 2015	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$3,115	Appraisal of collateral(1)	Appraisal adjustments(2)	15% to 20% (17%)
Other real estate owned	75	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	23% to 49% (35%)
			Liquidation expenses(2)	10% to 59% (25%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Fair values have been determined by the Company using independent third party valuations that uses best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash and cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded carrying values. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded carrying values at December 31, 2016 and 2015, were as follows:

	AT DECEMBER 31, 2016
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$34,073	$34,073	$34,073	$—	$—
Investment securities – AFS	127,077	127,077	—	127,077	—
Investment securities – HTM	30,665	30,420	—	27,473	2,947
Regulatory stock	5,484	5,484	5,484	—	—
Loans held for sale	3,094	3,158	3,158	—	—
Loans, net of allowance for loan loss and unearned income	873,832	869,960	—	—	869,960
Accrued interest income receivable	3,116	3,116	3,116	—	—
Bank owned life insurance	37,903	37,903	37,903	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$708,062	$708,062	$708,062	$—	$—
Deposits with stated maturities	259,724	261,446	—	—	261,446
Short-term borrowings	12,754	12,754	12,754	—	—
All other borrowings	65,891	69,348	—	—	69,348
Accrued interest payable	1,640	1,640	1,640	—	—

	AT DECEMBER 31, 2015
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$48,510	$48,510	$48,510	$—	$—
Investment securities – AFS	119,467	119,467	—	119,467	—
Investment securities – HTM	21,419	21,533	—	18,608	2,925
Regulatory stock	6,753	6,753	6,753	—	—
Loans held for sale	3,003	3,041	3,041	—	—
Loans, net of allowance for loan loss and unearned income	871,063	869,591	—	—	869,591
Accrued interest income receivable	3,057	3,057	3,057	—	—
Bank owned life insurance	37,228	37,228	37,228	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$633,751	$633,751	$633,751	$—	$—
Deposits with stated maturities	269,543	271,909	—	—	271,909
Short-term borrowings	48,748	48,748	48,748	—	—
All other borrowings	68,310	72,241	—	—	72,241
Accrued interest payable	1,651	1,651	1,651	—	—

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

13.  INCOME TAXES

The expense for income taxes is summarized below:

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS)
Current	$483	$1,455	$1,036
Deferred	414	888	562
Income tax expense	$897	$2,343	$1,598

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES  – (continued)

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2016		2015		2014
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense based on federal statutory rate	$1,090	34.0%	$2,836	34.0%	$1,571	34.0%
Tax exempt income	(255)	(7.9)	(574)	(6.9)	(274)	(5.9)
Other	62	1.9	81	1.0	301	6.5
Total expense for income taxes	$897	28.0%	$2,343	28.1%	$1,598	34.6%

The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2016	2015
	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$3,377	$3,373
Unfunded commitment reserve	303	298
Unrealized investment security losses	87	—
Premises and equipment	1,542	1,602
Accrued pension obligation	2,582	1,658
Alternative minimum tax credits	2,110	2,248
Other	895	487
Total tax assets	10,896	9,666
DEFERRED TAX LIABILITIES:
Investment accretion	(24)	(16)
Unrealized investment security gains	—	(420)
Other	(217)	(237)
Total tax liabilities	(241)	(673)
Net deferred tax asset	$10,655	$8,993

At December 31, 2016 and 2015, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize alternative minimum tax (AMT) credits.

The change in net deferred tax assets and liabilities consist of the following:

	YEAR ENDED DECEMBER 31,
	2016	2015
	(IN THOUSANDS)
Unrealized gains recognized in comprehensive income	$507	$530
Pension obligation of the defined benefit plan not yet recognized in income	1,569	(197)
Deferred provision for income taxes	(414)	(888)
Net increase (decrease)	$1,662	$(555)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES  – (continued)

The Company has AMT credit carryforwards of approximately $2.1 million at December 31, 2016. These credits have an indefinite carryforward period. The Company has fully recognized all of its net operating loss carryforward in 2015.

The Company utilizes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company has no tax liability for uncertain tax positions. The Company’s federal and state income tax returns for taxable years through 2013 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

14.  EMPLOYEE BENEFIT PLANS

PENSION PLANS:

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Effective January 1, 2013, the Company implemented a soft freeze of its defined benefit pension plan for non-union employees. A soft freeze means that all existing employees as of December 31, 2012 will remain in the defined benefit pension plan but any new non-union employees hired after January 1, 2013 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401K program. The Company implemented a similar soft freeze of its defined benefit pension plan for union employees effective January 1, 2014. The Company executed these changes to help reduce its pension costs in future years. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of the Company’s common stock valued at $770,000 and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31, 2016.

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2016	2015
	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$33,117	$33,701
Service cost	1,468	1,557
Interest cost	1,430	1,341
Actuarial (gain) loss	4,578	(1,063)
Benefits paid	(1,956)	(2,419)
Benefit obligation at end of year	38,637	33,117

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

	YEAR ENDED DECEMBER 31,
	2016	2015
	(IN THOUSANDS)
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	28,429	27,367
Actual return on plan assets	348	(154)
Employer contributions	3,850	3,635
Benefits paid	(1,956)	(2,419)
Fair value of plan assets at end of year	30,671	28,429
Funded status of the plan – under funded	$(7,966)	$(4,688)

	YEAR ENDED DECEMBER 31,
	2016	2015
	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$17,602	$12,431
Total	$17,602	$12,431

	YEAR ENDED DECEMBER 31,
	2016	2015
	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$35,153	$30,606

The weighted-average assumptions used to determine benefit obligations at December 31, 2016 and 2015 were as follows:

	YEAR ENDED DECEMBER 31,
	2016	2015
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	4.12%	4.20%
Salary scale	2.50	2.50

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,468	$1,557	$1,601
Interest cost	1,430	1,341	1,368
Expected return on plan assets	(2,275)	(2,130)	(1,991)
Amortization of prior year service cost	—	—	(19)
Special termination benefit liability	—	—	376
Recognized net actuarial loss	1,333	1,386	1,181
Net periodic pension cost	$1,956	$2,154	$2,516

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS
Net loss	$6,505	$1,221	$3,669
Recognized loss	(1,333)	(1,386)	(1,181)
Recognized prior service cost	—	—	19
Total recognized in other comprehensive loss before tax effect	$5,172	$(165)	$2,507
Total recognized in net benefit cost and other comprehensive loss before tax effect	$7,128	$1,989	$5,023

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $1,583,000.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 were as follows:

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	4.20%	4.00%	4.50%
Expected return on plan assets	7.75	8.00	8.00
Rate of compensation increase	2.50	2.50	2.50

The Company has assumed a 7.75% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 15 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 60% of plan assets.

PLAN ASSETS:

The plan’s measurement date is December 31, 2016. This plan’s asset allocations at December 31, 2016 and 2015, by asset category are as follows:

	YEAR ENDED DECEMBER 31,
	2016	2015
ASSET CATEGORY:
Cash and cash equivalents	8%	6%
Domestic equities	10	7
Mutual funds/ETFs	76	75
International equities	1	1
Corporate bonds	5	11
Total	100%	100%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

The major categories of assets in the Company’s Pension Plan as of year end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2016	2015
	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$2,454	$1,611
Domestic equities	3,067	1,978
International equities	307	397
Mutual funds/ETFs	23,310	21,396
Level 2:
Corporate bonds	1,533	3,047
Total fair value of plan assets	$30,671	$28,429

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

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2016, 2.5% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

The Company presently expects that the contribution to be made to the Plan in 2017 will be approximately $3.0 million.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid.

YEAR:	ESTIMATED FUTURE BENEFIT PAYMENTS
(IN THOUSANDS)
2017	$3,174
2018	2,364
2019	2,393
2020	2,740
2021	2,787
Years 2022 – 2026	14,199
401(k) PLAN:

The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 2% of contribution up to a maximum of 1%. The Company also contributes 4% of salaries for union members who are in the plan. Effective January 1, 2013, any new non-union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 6% of contribution up to a maximum of 3%. Effective January 1, 2014, any new union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match dollar for dollar up to a maximum of 4%. Contributions by the Company charged to operations were $447,000 and $433,000 for the years ended December 31, 2016 and 2015, respectively. The fair value of plan assets includes $1.3 million pertaining to the value of the Company’s common stock and Trust Preferred securities that are held by the plan at December 31, 2016.

Except for the above benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

15.  LEASE COMMITMENTS

The Company’s obligation for future minimum lease payments on operating leases at December 31, 2016, is as follows:

YEAR:	FUTURE MINIMUM LEASE PAYMENTS
(IN THOUSANDS)
2017	$578
2018	390
2019	223
2020	234
2021	234
2022 and thereafter	1,505

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance. Rent expense included in total non-interest expense amounted to $767,000, $821,000 and $732,000, in 2016, 2015, and 2014, respectively.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2016, the Company had various outstanding commitments to extend credit approximating $160.5 million and standby letters of credit of $8.5 million, compared to commitments to extend credit of $170.5 million and standby letters of credit of $7.5 million at December 31, 2015. Standby letters of credit had terms ranging from 1 to 2 years with annual extension options available. Standby letters of credit of approximately $3.9 million were secured as of December 31, 2016 and approximately $2.7 million at December 31, 2015. The carrying amount of the liability for AmeriServ obligations related to unfunded commitments and standby letters of credit was $890,000 at December 31, 2016 and $877,000 at December 31, 2015.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  STOCK COMPENSATION PLANS

The Company uses the modified prospective method for accounting for stock-based compensation and recognized $20,000 of pretax compensation expense for the year 2016, $29,000 in 2015 and $42,000 in 2014.

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

A summary of the status of the Company’s Stock Incentive Plan at December 31, 2016, 2015, and 2014, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31,
	2016		2015		2014
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	470,449	$2.74	559,909	$2.66	487,349	$2.55
Granted	54,000	3.03	32,500	2.96	115,000	3.18
Exercised	(32,661)	2.27	(75,923)	2.07	(10,700)	2.25
Forfeited	(74,222)	3.04	(46,037)	3.04	(31,740)	3.08
Outstanding at end of year	417,566	2.76	470,449	2.74	559,909	2.66
Exercisable at end of year	328,062	2.69	336,555	2.58	330,822	2.36
Weighted average fair value of options granted in current year		$0.93		$0.67		$0.85

A total of 328,062 of the 417,566 options outstanding at December 31, 2016, are exercisable and have exercise prices between $1.53 and $4.60, with a weighted average exercise price of $2.69 and a weighted average remaining contractual life of 5.29 years. All of these options are exercisable. The remaining 89,504 options that are not yet exercisable have exercise prices between $2.96 and $3.32, with a weighted average exercise price of $3.02 and a weighted average remaining contractual life of 8.51 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2016, 2015, and 2014.

	YEAR ENDED DECEMBER 31,
BLACK-SCHOLES ASSUMPTION RANGES	2016	2015	2014
Risk-free interest rate	1.56 – 1.73%	1.97%	2.43 – 2.74%
Expected lives in years	10	10	10
Expected volatility	29%	22%	28 – 29%
Expected dividend rate	1.35 – 1.81%	1.35%	1.25 – 1.30%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the periods ending December 31, 2016 and 2015 (in thousands):

	YEAR ENDING DECEMBER 31, 2016			YEAR ENDING DECEMBER 31, 2015
	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$808	$(8,363)	$(7,555)	$1,843	$(8,745)	$(6,902)
Other comprehensive loss before reclassifications	(862)	(3,563)	(4,425)	(989)	(242)	(1,231)
Amounts reclassified from accumulated other comprehensive loss	(117)	520	403	(46)	624	578
Net current period other comprehensive income (loss)	(979)	(3,043)	(4,022)	(1,035)	382	(653)
Ending balance	$(171)	$(11,406)	$(11,577)	$808	$(8,363)	$(7,555)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the periods ending December 31, 2016 and 2015 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	YEAR ENDING DECEMBER 31, 2016	YEAR ENDING DECEMBER 31, 2015	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities	$(177)	$(71)	Net realized gains on investment securities
	60	25	Provision for income taxes
	$(117)	$(46)	Net of tax
Amortization of defined benefit items(2)
Recognized net actuarial loss	$788	$946	Salaries and employee benefits
	(268)	(322)	Provision for income taxes
	$520	$624	Net of tax
Total reclassifications for the period	$403	$578	Net income

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 14 for additional details).

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  INTANGIBLE ASSETS

The Company’s Consolidated Balance Sheets show both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). Goodwill has an indefinite life and is not amortized. Instead such intangible is evaluated for impairment at the reporting unit level at least annually. Any resulting impairment would be reflected as a non-interest expense. Of the Company’s goodwill of $11.9 million, $9.5 million is allocated to the retail banking segment and $2.4 million relates to the WCCA acquisition which is included in the trust segment. In the third quarter of 2014, the Company performed a goodwill impairment test and determined that the fair value of WCCA was less than its carrying value and, accordingly, recorded an impairment charge of $669,000. The goodwill impairment charge was the result of a reduction in earnings power caused by the departure of WCCA’s former CEO and subsequent loss of a meaningful number of clients. The balance of the Company’s goodwill at December 31, 2016 and 2015 was $11.9 million, respectively.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  SEGMENT RESULTS  – (continued)

The contribution of the major business segments to the Consolidated Results of Operations were as follows:

	YEAR ENDED DECEMBER 31, 2016
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,860	$18,518	$56	$(5,300)	$34,134
Provision for loan loss	175	3,775	—	—	3,950
Non-interest income	5,281	439	8,749	169	14,638
Non-interest expense	21,704	10,453	7,097	2,361	41,615
Income (loss) before income taxes	4,262	4,729	1,708	(7,492)	3,207
Income tax expense (benefit)	1,252	1,387	581	(2,323)	897
Net income (loss)	$3,010	$3,342	$1,127	$(5,169)	$2,310
Total assets	$357,500	$635,843	$5,217	$155,220	$1,153,780

	YEAR ENDED DECEMBER 31, 2015
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,680	$18,390	$58	$(3,767)	$35,361
Provision for loan loss	192	1,058	—	—	1,250
Non-interest income	5,537	552	8,683	495	15,267
Non-interest expense	21,849	10,303	6,606	2,280	41,038
Income (loss) before income taxes	4,176	7,581	2,135	(5,552)	8,340
Income tax expense (benefit)	1,160	2,167	726	(1,710)	2,343
Net income (loss)	$3,016	$5,414	$1,409	$(3,842)	$5,997
Total assets	$415,008	$589,840	$5,263	$138,386	$1,148,497

	YEAR ENDED DECEMBER 31, 2014
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,141	$16,777	$47	$(2,921)	$34,044
Credit provision for loan loss	57	318	—	—	375
Non-interest income	5,633	381	8,118	191	14,323
Non-interest expense	22,531	10,868	6,967	3,005	43,371
Income (loss) before income taxes	3,186	5,972	1,198	(5,735)	4,621
Income tax expense (benefit)	958	1,819	634	(1,813)	1,598
Net income (loss)	$2,228	$4,153	$564	$(3,922)	$3,023
Total assets	$376,009	$563,690	$5,015	$144,549	$1,089,263

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2016 and 2015, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.31% and 7.57% for 2016 and 2015, respectively.

	AT DECEMBER 31, 2016
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$125,131	13.15%	$107,618	11.35%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	95,028	9.99	96,796	10.21	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	106,868	11.23	96,796	10.21	6.00	8.00
Tier 1 Capital (To Average Assets)	106,868	9.35	96,796	8.61	4.00	5.00

	AT DECEMBER 31, 2015
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$144,096	15.55%	$106,890	11.67%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	93,202	10.06	96,092	10.49	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	125,648	13.56	96,092	10.49	6.00	8.00
Tier 1 Capital (To Average Assets)	125,648	11.41	96,092	8.97	4.00	5.00

*	Applies to the Bank only.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  REGULATORY CAPITAL  – (continued)

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

BALANCE SHEETS

	AT DECEMBER 31,
	2016	2015
	(IN THOUSANDS)
ASSETS
Cash	$100	$100
Short-term investments in money market funds	5,397	21,793
Investment securities available for sale	6,041	8,484
Equity investment in banking subsidiary	97,158	100,726
Equity investment in non-banking subsidiaries	5,168	6,007
Other assets	2,665	3,197
TOTAL ASSETS	$116,529	$140,307
LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$12,908	$12,892
Subordinated debt	7,441	7,418
Other liabilities	785	1,024
TOTAL LIABILITIES	21,134	21,334
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	95,395	118,973
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,529	$140,307

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  PARENT COMPANY FINANCIAL INFORMATION  – (continued)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,305	$2,432	$2,432
Dividends from banking subsidiary	3,000	5,100	1,500
Dividends from non-banking subsidiaries	650	975	870
Interest, dividend and other income	214	669	262
TOTAL INCOME	6,169	9,176	5,064
EXPENSE
Interest expense	1,640	1,125	1,121
Salaries and employee benefits	2,314	2,302	2,576
Other expense	1,549	1,563	1,996
TOTAL EXPENSE	5,503	4,990	5,693
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	666	4,187	(629)
Benefit for income taxes	(1,015)	642	1,020
Equity in undistributed earnings of subsidiaries	629	1,168	2,632
NET INCOME	$2,310	$5,997	$3,023
COMPREHENSIVE INCOME (LOSS)	$(1,712)	$5,344	$1,996

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  PARENT COMPANY FINANCIAL INFORMATION  – (continued)

             STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$2,310	$5,997	$3,023
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(629)	(1,168)	(2,632)
Stock compensation expense	20	29	42
Other – net	1,463	842	(505)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,164	5,700	(72)
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(996)	(1,533)	(2,027)
Proceeds from maturity of investment securities – available for sale	3,396	4,669	2,284
Proceeds from life insurance policies	—	719	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,400	3,855	257
FINANCING ACTIVITIES
Subordinated debt issuance, net	—	7,418	—
Preferred stock redemption	(21,000)	—	—
Preferred stock dividends paid	(15)	(210)	(210)
Common stock dividends paid	(945)	(754)	(752)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(21,960)	6,454	(962)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,396)	16,009	(777)
CASH AND CASH EQUIVALENTS AT JANUARY 1	21,893	5,884	6,661
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$5,497	$21,893	$5,884

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. The subsidiary Bank had a combined $109,600,000 of restricted surplus and retained earnings at December 31, 2016.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2016 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$10,582	$10,476	$10,389	$10,422
Interest expense	1,998	1,970	1,903	1,864
Net interest income	8,584	8,506	8,486	8,558
Provision for loan losses	300	300	250	3,100
Net interest income after provision for loan losses	8,284	8,206	8,236	5,458
Non-interest income	3,798	3,661	3,742	3,437
Non-interest expense	10,509	10,356	10,039	10,711
Income (loss) before income taxes	1,573	1,511	1,939	(1,816)
Provision (benefit) for income taxes	423	446	577	(549)
Net income (loss)	$1,150	$1,065	$1,362	$(1,267)
Basic earnings (loss) per common share	$0.06	$0.06	$0.07	$(0.07)
Diluted earnings (loss) per common share	0.06	0.06	0.07	(0.07)
Cash dividends declared per common share	0.015	0.015	0.010	0.010

	2015 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$10,282	$10,667	$10,409	$10,523
Interest expense	1,690	1,632	1,609	1,589
Net interest income	8,592	9,035	8,800	8,934
Provision (credit) for loan losses	500	300	200	250
Net interest income after provision (credit) for loan losses	8,092	8,735	8,600	8,684
Non-interest income	3,848	4,015	3,692	3,712
Non-interest expense	10,170	10,219	10,239	10,410
Income before income taxes	1,770	2,531	2,053	1,986
Provision for income taxes	396	698	632	617
Net income	$1,374	$1,833	$1,421	$1,369
Basic earnings per common share	$0.07	$0.09	$0.07	$0.07
Diluted earnings per common share	0.07	0.09	0.07	0.07
Cash dividends declared per common share	0.01	0.01	0.01	0.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmeriServ Financial, Inc.

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of AmeriServ Financial, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmeriServ Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2017, expressed an unqualified opinion on the effectiveness of AmeriServ Financial, Inc.’s internal control over financial reporting.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
AmeriServ Financial, Inc.
Johnstown, Pennsylvania

We have audited AmeriServ Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. AmeriServ Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the AmeriServ Financial, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, AmeriServ Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by COSO in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 3, 2017, expressed an unqualified opinion.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 3, 2017

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2016, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2016, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”. S.R. Snodgrass, P.C., independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Reserve as safety and soundness laws and regulations.

Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2016.

/s/ JEFFREY A. STOPKO Jeffrey A. Stopko President & Chief Executive Officer	/s/ MICHAEL D. LYNCH Michael D. Lynch Senior Vice President & Chief Financial Officer

Johnstown, PA
March 3, 2017

STATEMENT OF MANAGEMENT RESPONSIBILITY

February 16, 2017

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

Management Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2016 is included in Item 8.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of shares remaining for issuance under the Company’s outstanding stock incentive plans as of December 31, 2016.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	427,566	$2.77	372,434
Equity compensation plans not approved by security holders	0	0	0
Total	427,566	$2.77	372,434

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2016 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under SEC accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN
3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011.	Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011
3.2	Bylaws, as amended and restated effective December 30, 2014.	Exhibit 3.2 to the Current Report on Form 8-K filed on January 2, 2015
10.1	Employment Agreement, dated April 27, 2015, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2015
10.2	AmeriServ Financial, Inc. 2011 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 21, 2011
10.3	AmeriServ Financial, Inc. Deferred Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2014
10.4	Employment Agreement, dated February 19, 2016, between AmeriServ Financial, Inc. and Michael D. Lynch.	Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2016
21.1	Subsidiaries of the Registrant.	Attached
23.1	Consent of Independent Registered Public Accounting Firm	Attached
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached
101	The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.	Attached

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

By:	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President & CEO

Date: February 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2017:

/s/ Craig G. Ford Craig G. Ford	Chairman Director
/s/ Jeffrey A. Stopko Jeffrey A. Stopko	President & CEO Director	/s/ Michael D. Lynch Michael D. Lynch	CFO & SVP
/s/ J. Michael Adams, Jr. J. Michael Adams, Jr.	Director	/s/ Margaret A. O’Malley Margaret A. O’Malley	Director
/s/ Allan R. Dennison Allan R. Dennison	Director	/s/ Mark E. Pasquerilla Mark E. Pasquerilla	Director
/s/ Daniel R. DeVos Daniel R. DeVos	Director	/s/ Sara A. Sargent Sara A. Sargent	Director
/s/ Bruce E. Duke, III Bruce E. Duke, III	Director	/s/ Thomas C. Slater Thomas C. Slater	Director
/s/ James M. Edwards, Sr. James M. Edwards, Sr.	Director	/s/ Robert L. Wise Robert L. Wise	Director
/s/ Kim W. Kunkle Kim W. Kunkle	Director

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL
BANK OFFICE LOCATIONS
*	Main Office Downtown 216 Franklin Street PO Box 520 Johnstown, PA 15907-0520 1-800-837-BANK (2265)
*	Westmont Office 110 Plaza Drive Johnstown, PA 15905-1211
*	University Heights Office 1404 Eisenhower Boulevard Johnstown, PA 15904-3218
*	Eighth Ward Office 1059 Franklin Street Johnstown, PA 15905-4303
*	Carrolltown Office 101 South Main Street Carrolltown, PA 15722-0507
*	Northern Cambria Office 4206 Crawford Avenue Suite 1 Northern Cambria, PA 15714-1342
*	Lovell Park Office 179 Lovell Avenue Ebensburg, PA 15931-1864
*	Nanty Glo Office 1383 Shoemaker Street Nanty Glo, PA 15943-1254
*	Galleria Mall Office 500 Galleria Drive Suite 100 Johnstown, PA 15904-8911

*	Seward Office 1 Roadway Plaza 6858 Route 711 Suite One Seward, PA 15954-3130
*	Windber Office 1501 Somerset Avenue Windber, PA 15963-1745
*	Central City Office 104 Sunshine Avenue Central City, PA 15926-1129
*	Somerset Office 108 W. Main Street Somerset, PA 15501-2035
*	Derry Office 112 South Chestnut Street Derry, PA 15627-1938
*	East Hills Drive-up, 1213 Scalp Avenue Johnstown, PA 15904-
Pittsburgh Office United Steelworkers Bldg 60 Boulevard of the Allies Suite 100 Pittsburgh, PA 15222-1232
*	North Atherton Office 1857 N. Atherton Street State College, PA 16803-1521
*	= 24-Hour ATM Banking Available

REMOTE ATM
BANKING LOCATIONS

**	Main Office, 216 Franklin Street, Johnstown The Galleria, Johnstown

AMERISERV LOAN
PRODUCTION LOCATIONS

Main Office Downtown
216 Franklin Street
PO Box 520
Johnstown, PA 15907-0520

Altoona Office
3415 Pleasant Valley Boulevard
Pleasant Valley Shopping Center
Altoona, PA 16602-4321

Hagerstown Office
1829 Howell Road
Suite 3
Hagerstown, MD 21740-6606

Monroeville LPO
201 Penn Center Boulevard
Suite 200
Pittsburgh, PA 15235-5507

State College Loan Store
763 Benner Pike
State College, PA 16801-7313

SHAREHOLDER INFORMATION

SECURITIES MARKETS

AmeriServ Financial, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of “ASRV.” The listed market makers for the stock are:

Sandler O’Neill & Partners, L.P. 1251 Avenue of the Americas 6th Floor New York, NY 10020 Telephone: (800) 635-6860	Keefe Bruyette & Woods, Inc. 787 Seventh Avenue Equitable Bldg — 4th Floor New York, NY 10019 Telephone: (800) 966-1559
Stifel Nicolaus 1407 Eisenhower Boulevard Johnstown, PA 15904 Telephone: (814) 269-9211	KCG 300 Vesey Street New York, NY 10282 Telephone: (888) 931-4357

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