Form 10-Q
period 2017-03-31
AMERISERV FINANCIAL INC /PA/
filed 2017-05-05
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
Common Stock, par value $0.01	18,668,784

AmeriServ Financial, Inc.

INDEX

i

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from depository institutions	$22,696	$25,107
Interest bearing deposits	2,748	3,066
Short-term investments in money market funds	5,572	5,900
Total cash and cash equivalents	31,016	34,073
Investment securities:
Available for sale	129,044	127,077
Held to maturity (fair value $36,594 on March 31, 2017 and $30,420 on December 31, 2016)	36,737	30,665
Loans held for sale	2,613	3,094
Loans	897,296	884,240
Less: Unearned income	453	476
Allowance for loan losses	10,080	9,932
Net loans	886,763	873,832
Premises and equipment, net	11,968	11,694
Accrued interest income receivable	3,200	3,116
Goodwill	11,944	11,944
Bank owned life insurance	38,044	37,903
Net deferred tax asset	9,998	10,655
Federal Home Loan Bank stock	4,284	3,359
Federal Reserve Bank stock	2,125	2,125
Other assets	4,391	4,243
TOTAL ASSETS	$1,172,127	$1,153,780
LIABILITIES
Non-interest bearing deposits	$182,528	$188,808
Interest bearing deposits	782,248	778,978
Total deposits	964,776	967,786
Short-term borrowings	33,676	12,754
Advances from Federal Home Loan Bank	46,042	45,542
Guaranteed junior subordinated deferrable interest debentures, net	12,912	12,908
Subordinated debt, net	7,447	7,441
Total borrowed funds	100,077	78,645
Other liabilities	11,670	11,954
TOTAL LIABILITIES	1,076,523	1,058,385
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,536,139 shares issued and 18,666,520 outstanding on March 31, 2017; 26,521,291 shares issued and 18,903,472 outstanding on December 31, 2016	265	265
Treasury stock at cost, 7,869,619 shares on March 31, 2017 and 7,617,819 on December 31, 2016	(75,821)	(74,829)
Capital surplus	145,577	145,535
Retained earnings	37,066	36,001
Accumulated other comprehensive loss, net	(11,483)	(11,577)
TOTAL SHAREHOLDERS’ EQUITY	95,604	95,395
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,172,127	$1,153,780

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2017	2016
INTEREST INCOME
Interest and fees on loans	$9,556	$9,465
Interest bearing deposits	2	7
Short-term investments in money market funds	24	10
Investment securities:
Available for sale	901	767
Held to maturity	265	173
Total Interest Income	10,748	10,422
INTEREST EXPENSE
Deposits	1,436	1,254
Short-term borrowings	19	42
Advances from Federal Home Loan Bank	162	159
Guaranteed junior subordinated deferrable interest debentures	280	280
Subordinated debt	130	129
Total Interest Expense	2,027	1,864
NET INTEREST INCOME	8,721	8,558
Provision for loan losses	225	3,100
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,496	5,458
NON-INTEREST INCOME
Trust and investment advisory fees	2,166	2,075
Service charges on deposit accounts	374	415
Net gains on sale of loans	114	107
Mortgage related fees	75	63
Net realized gains on investment securities	27	57
Bank owned life insurance	141	167
Other income	665	553
Total Non-Interest Income	3,562	3,437
NON-INTEREST EXPENSE
Salaries and employee benefits	6,010	6,166
Net occupancy expense	674	737
Equipment expense	419	436
Professional fees	1,200	1,465
Supplies, postage and freight	194	195
Miscellaneous taxes and insurance	294	291
Federal deposit insurance expense	160	179
Other expense	1,134	1,242
Total Non-Interest Expense	10,085	10,711
PRETAX INCOME (LOSS)	1,973	(1,816)
Provision (benefit) for income tax expense	625	(549)
NET INCOME (LOSS)	1,348	(1,267)
Preferred stock dividends	—	15
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,348	$(1,282)
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$0.07	$(0.07)
Average number of shares outstanding	18,814	18,884
Diluted:
Net income (loss)	$0.07	$(0.07)
Average number of shares outstanding	18,922	18,884
Cash dividends declared	$0.015	$0.010

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,348	$(1,267)
Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	77	504
Income tax effect	(27)	(171)
Unrealized holding gains on available for sale securities arising during period	92	1,115
Income tax effect	(30)	(379)
Reclassification adjustment for gains on available for sale securities included in net income	(27)	(57)
Income tax effect	9	19
Other comprehensive income	94	1,031
Comprehensive income (loss)	$1,442	$(236)

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$1,348	$(1,267)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	225	3,100
Depreciation expense	428	445
Net amortization of investment securities	126	87
Net realized gains on investment securities available for sale	(27)	(57)
Net gains on loans held for sale	(114)	(107)
Amortization of deferred loan fees	(51)	(74)
Origination of mortgage loans held for sale	(7,583)	(7,226)
Sales of mortgage loans held for sale	8,178	7,898
Increase in accrued interest income receivable	(84)	(238)
Decrease in accrued interest payable	(139)	(167)
Earnings on bank owned life insurance	(141)	(167)
Deferred income taxes	623	(976)
Amortization of deferred issuance costs	10	10
Stock based compensation expense	42	55
Other, net	(233)	(912)
Net cash provided by operating activities	2,608	404
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(14,195)	(6,128)
Purchases of investment securities – held to maturity	(6,476)	(2,107)
Proceeds from sales of investment securities – available for sale	5,653	4,248
Proceeds from maturities of investment securities – available for sale	6,570	6,649
Proceeds from maturities of investment securities – held to maturity	375	253
Purchases of regulatory stock	(4,531)	(4,929)
Proceeds from redemption of regulatory stock	3,606	4,910
Long-term loans originated	(50,495)	(52,432)
Principal collected on long-term loans	37,520	48,974
Loans purchased or participated	(150)	(3,995)
Loans sold or participated	—	5,000
Proceeds from sale of other real estate owned	23	13
Purchases of premises and equipment	(702)	(227)
Net cash (used in) provided by investing activities	(22,802)	229
FINANCING ACTIVITIES
Net (decrease) increase in deposit balances	(3,010)	3,479
Net increase (decrease) in other short-term borrowings	20,922	(8,796)
Principal borrowings on advances from Federal Home Loan Bank	3,500	2,000
Principal repayments on advances from Federal Home Loan Bank	(3,000)	(1,000)
Preferred stock redemption	—	(21,000)
Purchase of treasury stock	(992)	—
Common stock dividends	(283)	(188)
Preferred stock dividends	—	(15)
Net cash provided by (used in) financing activities	17,137	(25,520)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,057)	(24,887)
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,073	48,510
CASH AND CASH EQUIVALENTS AT MARCH 31	$31,016	$23,623

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.0 billion that are not reported on the Company’s consolidated balance sheet at March 31, 2017. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements  – (continued)

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

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. The Company had no options to purchase common shares excluded from the computation of diluted earnings per common share, since all option exercise prices were below the average closing price for the first quarter of 2017. Due to the net loss as of March 31, 2016, all options to purchase common shares were not included in

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings Per Common Share  – (continued)

the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended March 31,
	2017	2016
	(In thousands, except per share data)
Numerator:
Net income	$1,348	$(1,267)
Preferred stock dividends	—	(15)
Net income available to common shareholders	$1,348	$(1,282)
Denominator:
Weighted average common shares outstanding (basic)	18,814	18,884
Effect of stock options	108	—
Weighted average common shares outstanding (diluted)	18,922	18,884
Earnings per common share:
Basic	$0.07	$(0.07)
Diluted	0.07	(0.07)

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds. The Company made $3,000 in income tax payments in the first three months of 2017 and $438,500 in the same 2016 period. The Company made total interest payments of $2,166,000 in the first three months of 2017 compared to $2,031,000 in the same 2016 period. The Company had $20,000 non-cash transfers to other real estate owned (OREO) in the first three months of 2017 compared to $38,000 non-cash transfers in the same 2016 period.

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	March 31, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$1,397	$—	$(6)	$1,391
US Agency mortgage-backed securities	88,508	1,023	(641)	88,890
Taxable municipal	5,450	13	(176)	5,287
Corporate bonds	33,881	196	(601)	33,476
Total	$129,236	$1,232	$(1,424)	$129,044

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Investment securities held to maturity (HTM):

	March 31, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$10,784	$186	$(67)	$10,903
Taxable municipal	19,907	144	(341)	19,710
Corporate bonds and other securities	6,046	17	(82)	5,981
Total	$36,737	$347	$(490)	$36,594

Investment securities available for sale (AFS):

	December 31, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$400	$—	$(2)	$398
US Agency mortgage-backed securities	88,738	1,132	(686)	89,184
Taxable municipal	3,793	3	(174)	3,622
Corporate bonds	34,403	194	(724)	33,873
Total	$127,334	$1,329	$(1,586)	$127,077

Investment securities held to maturity (HTM):

	December 31, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$11,177	$180	$(79)	$11,278
Taxable municipal	13,441	70	(348)	13,163
Corporate bonds and other securities	6,047	15	(83)	5,979
Total	$30,665	$265	$(510)	$30,420

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At March 31, 2017, 61.3% of the portfolio was rated “AAA” as compared to 79.1% at December 31, 2016. Approximately 10.7% of the portfolio was either rated below “A” or unrated at March 31, 2017 as compared to 5.7% at December 31, 2016.

The Company sold $5.7 million AFS securities in the first quarter of 2017 resulting in $27,000 of gross investment security gains and sold $4.2 million AFS securities in the first three months of 2016 resulting in $63,000 of gross investment security gains and $6,000 of gross investment security losses.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $111,529,000 at March 31, 2017 and $104,953,000 at December 31, 2016.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

The following tables present information concerning investments with unrealized losses as of March 31, 2017 and December 31, 2016 (in thousands):

Total investment securities:

	March 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$1,391	$(6)	$—	$—	$1,391	$(6)
US Agency mortgage-backed securities	52,169	(645)	1,478	(63)	53,647	(708)
Taxable municipal	14,830	(517)	—	—	14,830	(517)
Corporate bonds and other securities	17,979	(450)	7,766	(233)	25,745	(683)
Total	$86,369	$(1,618)	$9,244	$(296)	$95,613	$(1,914)

Total investment securities:

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$398	$(2)	$—	$—	$398	$(2)
US Agency mortgage-backed securities	49,918	(703)	1,576	(62)	51,494	(765)
Taxable municipal	13,301	(522)	—	—	13,301	(522)
Corporate bonds and other securities	20,380	(570)	6,762	(237)	27,142	(807)
Total	$83,997	$(1,797)	$8,338	$(299)	$92,335	$(2,096)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 111 positions that are considered temporarily impaired at March 31, 2017. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at March 31, 2017 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The duration of the total investment securities portfolio at March 31, 2017 is 45.2 months and is higher than the duration at December 31, 2016 which was 41.2 months. The duration remains within our internal established guideline range of 24 to 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Total investment securities:

	March 31, 2017
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$3,000	$2,993	$—	$—
After 1 year but within 5 years	8,881	8,843	3,400	3,349
After 5 years but within 10 years	44,213	44,313	12,105	12,069
After 10 years but within 15 years	32,673	32,399	13,578	13,431
Over 15 years	40,469	40,496	7,654	7,745
Total	$129,236	$129,044	$36,737	$36,594

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Commercial	$169,348	$171,529
Commercial loans secured by real estate	461,017	446,598
Real estate – mortgage	246,907	245,765
Consumer	19,571	19,872
Loans, net of unearned income	$896,843	$883,764

Loan balances at March 31, 2017 and December 31, 2016 are net of unearned income of $453,000 and $476,000, respectively. Real estate-construction loans comprised 4.0% and 4.7% of total loans, net of unearned income at March 31, 2017 and December 31, 2016, respectively.

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three month periods ending March 31, 2017 and 2016 (in thousands).

	Three months ended March 31, 2017
	Balance at December 31, 2016	Charge-Offs	Recoveries	Provision (Credit)	Balance at March 31, 2017
Commercial	$4,041	$—	$7	$(24)	$4,024
Commercial loans secured by real estate	3,584	(14)	2	175	3,747
Real estate – mortgage	1,169	(94)	66	26	1,167
Consumer	151	(63)	19	42	149
Allocation for general risk	987	—	—	6	993
Total	$9,932	$(171)	$94	$225	$10,080

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	Three months ended March 31, 2016
	Balance at December 31, 2015	Charge-Offs	Recoveries	Provision (Credit)	Balance at March 31, 2016
Commercial	$4,244	$(3,339)	$7	$2,655	$3,567
Commercial loans secured by real estate	3,449	—	28	229	3,706
Real estate – mortgage	1,173	(38)	42	(20)	1,157
Consumer	151	(205)	4	195	145
Allocation for general risk	904	—	—	41	945
Total	$9,921	$(3,582)	$81	$3,100	$9,520

The provision expense, charge-offs and recoveries were at more typical levels in the first quarter of 2017. The substantially higher than typical provision and net loan charge-offs in the first three months 2016 for the commercial portfolio was necessary to resolve the Company’s only meaningful direct loan exposure to the energy industry. These loans were related to a single borrower in the fracking industry who had filed for bankruptcy protection in the fourth quarter of 2015. With the bankruptcy changing from Chapter 11 (reorganization) to Chapter 7 (liquidation) late in the first quarter of 2016, the Company concluded that its previously established reserves on these non-accrual loans were not sufficient to cover the discounted collateral values that resulted from the liquidation process.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At March 31, 2017
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$484	$173	$—	$—		$657
Collectively evaluated for impairment	168,864	460,844	246,907	19,571		896,186
Total loans	$169,348	$461,017	$246,907	$19,571		$896,843
Allowance for loan losses:
Specific reserve allocation	$484	$23	$—	$—	$—	$507
General reserve allocation	3,540	3,724	1,167	149	993	9,573
Total allowance for loan losses	$4,024	$3,747	$1,167	$149	$993	$10,080

	At December 31, 2016
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$496	$178	$—	$—		$674
Collectively evaluated for impairment	171,033	446,420	245,765	19,872		883,090
Total loans	$171,529	$446,598	$245,765	$19,872		$883,764
Allowance for loan losses:
Specific reserve allocation	$496	$31	$—	$—	$—	$527
General reserve allocation	3,545	3,553	1,169	151	987	9,405
Total allowance for loan losses	$4,041	$3,584	$1,169	$151	$987	$9,932

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

The need for an updated appraisal on collateral dependent loans is determined on a case-by-case basis. The useful life of an appraisal or evaluation will vary depending upon the circumstances of the property and the economic conditions in the marketplace. A new appraisal is not required if there is an existing appraisal which, along with other information, is sufficient to determine a reasonable value for the property and to support an appropriate and adequate allowance for loan losses. At a minimum, annual documented reevaluation of the property is completed by the Bank’s internal Loan Review Department to support the value of the property.

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

	March 31, 2017
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$484	$484	$—	$484	$511
Commercial loans secured by real estate	157	23	16	173	207
Total impaired loans	$641	$507	$16	$657	$718

	December 31, 2016
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$496	$496	$—	$496	$517
Commercial loans secured by real estate	162	31	16	178	209
Total impaired loans	$658	$527	$16	$674	$726

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended March 31,
	2017	2016
Average loan balance:
Commercial	$331	$1,162
Commercial loans secured by real estate	335	615
Average investment in impaired loans	$666	$1,777
Interest income recognized:
Commercial	$6	$3
Commercial loans secured by real estate	2	—
Interest income recognized on a cash basis on impaired loans	$8	$3

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2017 requires review of a minimum range of 50% to 55% of the commercial loan portfolio.

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

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$166,609	$1,083	$1,172	$484	$169,348
Commercial loans secured by real estate	447,160	12,441	1,400	16	461,017
Total	$613,769	$13,524	$2,572	$500	$630,365

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$168,116	$1,087	$1,830	$496	$171,529
Commercial loans secured by real estate	436,318	7,497	2,767	16	446,598
Total	$604,434	$8,584	$4,597	$512	$618,127

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

	March 31, 2017
	Performing	Non-Performing
Real estate – mortgage	$246,101	$806
Consumer	19,571	—
Total	$265,672	$806

	December 31, 2016
	Performing	Non-Performing
Real estate – mortgage	$244,836	$929
Consumer	19,872	—
Total	$264,708	$929

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	March 31, 2017
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$169,208	$140	$—	$—	$140	$169,348	$—
Commercial loans secured by real estate	456,482	4,535	—	—	4,535	461,017	—
Real estate – mortgage	243,120	2,784	595	408	3,787	246,907	—
Consumer	19,485	64	22	—	86	19,571	—
Total	$888,295	$7,523	$617	$408	$8,548	$896,843	$—

	December 31, 2016
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$171,292	$237	$—	$—	$237	$171,529	$—
Commercial loans secured by real estate	446,477	121	—	—	121	446,598	—
Real estate – mortgage	241,802	2,856	610	497	3,963	245,765	—
Consumer	19,795	50	27	—	77	19,872	—
Total	$879,366	$3,264	$637	$497	$4,398	$883,764	$—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

An allowance for loan losses (“ALL”) is maintained to support loan growth and cover charge-offs from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	March 31, 2017	December 31, 2016
Non-accrual loans
Commercial	$484	$496
Commercial loans secured by real estate	173	178
Real estate – mortgage	806	929
Total	1,463	1,603
Other real estate owned
Real estate – mortgage	25	21
Total	25	21
TDR’s not in non-accrual	—	—
Total non-performing assets including TDR	$1,488	$1,624
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.17%	0.18%

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

	Three months ended March 31,
	2017	2016
Interest income due in accordance with original terms	$16	$59
Interest income recorded	—	—
Net reduction in interest income	$16	$59

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

The Company had no loans modified as TDRs during the three month period ending March 31, 2017 and 2016.

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same. The specific ALL reserve for loans modified as TDR’s was $507,000 and $24,000 as of March 31, 2017 and 2016, respectively. All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed.

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

The Company had no loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2016 and 2015 respectively, and that subsequently defaulted during these reporting periods.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.

Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in the other assets on the Consolidated Balance Sheet. As of March 31, 2017 and December 31, 2016, a total of $25,000 and $21,000, respectively of residential real estate foreclosed assets were included in other assets. As of March 31, 2017, the Company had initiated formal foreclosure procedures on $321,000 of consumer residential mortgages.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At March 31, 2017
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$33,676	0.95%
Advances	2017	9,000	1.11
	2018	12,000	1.48
	2019	12,500	1.51
	2020	11,542	1.60
	2021 and over	1,000	1.60
Total advances		46,042	1.41
Total FHLB borrowings		$79,718	1.22%

	At December 31, 2016
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$12,754	0.74%
Advances	2017	12,000	1.06
	2018	12,000	1.48
	2019	12,500	1.51
	2020	8,042	1.59
	2021 and over	1,000	1.60
Total advances		45,542	1.37
Total FHLB borrowings		$58,296	1.23%

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(171)	$(11,406)	$(11,577)	$808	$(8,363)	$(7,555)
Other comprehensive income (loss) before reclassifications	62	(210)	(148)	736	333	1,069
Amounts reclassified from accumulated other comprehensive loss	(18)	260	242	(38)	—	(38)
Net current period other comprehensive income	44	50	94	698	333	1,031
Ending balance	$(127)	$(11,356)	$(11,483)	$1,506	$(8,030)	$(6,524)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended March 31, 2017	For the three months ended March 31, 2016	Affected line item in the consolidated statement of operations
Realized (gains) and losses on sale of securities
	$(27)	$(57)	Net realized gains on investment securities
	9	19	Provision for income tax expense
	$(18)	$(38)	Net of tax
Amortization of defined benefit items Recognized net actuarial loss	$395	$—	Salaries and employee benefits
	(135)	—	Provision for income taxes
	$260	$—	Net of tax
Total reclassifications for the period	$242	$(38)	Net income

(1)	Amounts in parentheses indicate credits.

13. Regulatory Capital

The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital  – (continued)

and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. For a more detailed discussion see the Capital Resources section of the MD&A.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier I capital (as defined in the regulations) to risk-weighted assets (RWA) (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2017, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.21% at March 31, 2017 (in thousands, except ratios).

	AT MARCH 31, 2017
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$125,331	13.03%	$108,243	11.32%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	95,143	9.89	97,346	10.18	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	106,987	11.13	97,346	10.18	6.00	8.00
Tier 1 Capital (To Average Assets)	106,987	9.33	97,346	8.63	4.00	5.00

	AT DECEMBER 31, 2016
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$125,131	13.15%	$107,618	11.35%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	95,028	9.99	96,796	10.21	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	106,868	11.23	96,796	10.21	6.00	8.00
Tier 1 Capital (To Average Assets)	106,868	9.35	96,796	8.61	4.00	5.00

*	Applies to the Bank only.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. DERIVATIVE HEDGING INSTRUMENTS

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

To accommodate a customer need and support the Company’s asset/liability positioning, we entered into an interest rate swap with the customer and Pittsburgh National Bank (PNC) in the first quarter of 2017. This arrangement involves the exchange of interest payments based on the notional amounts. The Company entered into a floating rate loan and a fixed rate swap with our customer. Simultaneously, the Company entered into an offsetting fixed rate swap with PNC. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay PNC the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. This transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. The Company received a $58,000 fee on the transaction.

The following table summarizes the interest rate swap transactions that impacted the Company’s first quarter 2017 performance.

START DATE	MATURITY DATE	HEDGE TYPE	NOTIONAL AMOUNT	RATE RECEIVED	RATE PAID	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
01/12/17	01/12/27	FAIR VALUE	$5,000,000	4.50%	3.10%	MONTHLY	$15,367
01/12/17	01/12/27	FAIR VALUE	5,000,000	3.10	4.50	MONTHLY	(15,367)
							$—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors. The Company had no caps or floors outstanding at March 31, 2017.

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

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and local business commercial loans. Commercial banking to businesses includes commercial loans, and CRE loans. The trust segment contains our wealth management businesses which include the Trust Company and West Chester Capital Advisors (WCCA), our registered investment advisory firm and financial services. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Results  – (continued)

services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial services include the sale of mutual funds, annuities, and insurance products. The wealth management businesses also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three months ended March 31, 2017
	Total revenue	Net income (loss)
Retail banking	$6,243	$617
Commercial banking	4,725	1,472
Trust	2,326	367
Investment/Parent	(1,011)	(1,108)
Total	$12,283	$1,348

	Three months ended March 31, 2016
	Total revenue	Net income (loss)
Retail banking	$6,297	$583
Commercial banking	4,635	(835)
Trust	2,177	145
Investment/Parent	(1,114)	(1,160)
Total	$11,995	$(1,267)

16. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $159.8 million and $160.5 million along with standby letters of credit of $8.4 million and $8.5 million as of March 31, 2017 and December 31, 2016, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Components of net periodic benefit cost
Service cost	$390	$368
Interest cost	326	344
Expected return on plan assets	(631)	(563)
Recognized net actuarial loss	367	314
Net periodic pension cost	$452	$463

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

18. Disclosures about Fair Value Measurements

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

The following tables present the assets reported on the Consolidated Balance Sheets at their fair value as of March 31, 2017 and December 31, 2016, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Disclosures about Fair Value Measurements  – (continued)

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2017 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$1,391	$—	$1,391	$—
US Agency mortgage-backed securities	88,890	—	88,890	—
Taxable municipal	5,287	—	5,287	—
Corporate bonds	33,476	—	33,476	—
Fair value swap asset	5	—	—	5

	Fair Value Measurements at December 31, 2016 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$398	$—	$398	$—
Taxable municipal	3,622	—	3,622	—
Corporate bonds	33,873	—	33,873	—
US Agency mortgage-backed securities	89,184	—	89,184	—

Assets Measured on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At March 31, 2017, impaired loans with a carrying value of $657,000 were reduced by a specific valuation allowance totaling $507,000 resulting in a net fair value of $150,000. At December 31, 2016, impaired loans with a carrying value of $674,000 were reduced by a specific valuation allowance totaling $527,000 resulting in a net fair value of $147,000.

Other real estate owned is measured at fair value based on appraisals, less estimated cost to sell. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements at March 31, 2017 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$150	$—	$—	$150
Other real estate owned	25	—	—	25

	Fair Value Measurements at December 31, 2016 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$147	$—	$—	$147
Other real estate owned	21	—	—	21

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Disclosures about Fair Value Measurements  – (continued)

March 31, 2017	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$150	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	40% to 77% (42%)
Other real estate owned	25	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 43% (17%) 2% to 206% (108%)

December 31, 2016	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$147	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	40% to 99% (45%)
Other real estate owned	21	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	20% to 77% (42%) 3% to 199% (37%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at March 31, 2017 and December 31, 2016, were as follows (in thousands):

	March 31, 2017
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$31,016	$31,016	$31,016	$—	$—
Investment securities – AFS	129,044	129,044	—	129,044	—
Investment securities – HTM	36,737	36,594	—	33,648	2,946
Regulatory stock	6,409	6,409	6,409	—	—
Loans held for sale	2,613	2,660	2,660	—	—
Loans, net of allowance for loan loss and unearned income	886,763	882,004	—	—	882,004
Accrued interest income receivable	3,200	3,200	3,200	—	—
Bank owned life insurance	38,044	38,044	38,044	—	—
Fair value swap asset	5	5	—	—	5
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$709,932	$709,932	$709,932	$—	$—
Deposits with stated maturities	254,844	255,220	—	—	255,220
Short-term borrowings	33,676	33,676	33,676	—	—
All other borrowings	66,401	69,833	—	—	69,833
Accrued interest payable	1,501	1,501	1,501	—	—
Fair value swap liability	5	5	—	—	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Disclosures about Fair Value Measurements  – (continued)

	December 31, 2016
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$34,073	$34,073	$34,073	$—	$—
Investment securities – AFS	127,077	127,077	—	127,077	—
Investment securities – HTM	30,665	30,420	—	27,473	2,947
Regulatory stock	5,484	5,484	5,484	—	—
Loans held for sale	3,094	3,158	3,158	—	—
Loans, net of allowance for loan loss and unearned income	873,832	869,960	—	—	869,960
Accrued interest income receivable	3,116	3,116	3,116	—	—
Bank owned life insurance	37,903	37,903	37,903	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$708,062	$708,062	$708,062	$—	$—
Deposits with stated maturities	259,724	261,446	—	—	261,446
Short-term borrowings	12,754	12,754	12,754	—	—
All other borrowings	65,891	69,348	—	—	69,348
Accrued interest payable	1,640	1,640	1,640	—	—

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Disclosures about Fair Value Measurements  – (continued)

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)

.....2017 FIRST QUARTER SUMMARY OVERVIEW.....AmeriServ Financial, Inc. reported first quarter 2017 net income available to common shareholders of $1,348,000, or $0.07 per diluted common share. This represents a significant improvement of $2.6 million from the first quarter of 2016 net loss available to common shareholders of $1,282,000, or ($0.07) per diluted common share.

This performance represented an increase of $198,000 over the fourth quarter of 2016 and $284,000 over the third quarter of 2016. It is not unusual for first quarter earnings in the northern regions to be challenged by difficult weather which hampers economic activity. However, the Board and Management believe this first quarter result positions the Company well for spring and summer. There already have been a few noticeable positive trends.

Loans outstanding on March 31, 2017 closed the first quarter at $899 million. This represented a new record for AmeriServ and very nearly pushed above $900 million for the first time since the AmeriServ brand was established in 2000. Concurrently, deposits closed the quarter at $965 million for the second highest quarter end total ever. This means that once again AmeriServ is lending over 90% of its deposit base to small-medium sized businesses and to retail consumers. AmeriServ has led its peer banks throughout the region in this measure of active lending performance for the last four years.

It’s important to mention the quality of AmeriServ’s earning assets. We have already noted that the loan portfolio closed the quarter at a record level. Additionaly, the total of non-performing assets at the close of the quarter was lower than any quarter end, at any time in the history of AmeriServ, dating back to the year 2000. We believe this is a tribute to the professional skill and judgement of AmeriServ’s loan officers and credit analysis experts.

Secondly, since the loan portfolio is larger at AmeriServ than at most community banks, the investment portfolio is somewhat smaller. The goal is quality with a reasonable return. This goal is being achieved with an investment portfolio composed of almost two-thirds of mortgage-backed securities to insure a positive cash flow. These are blended with selected municipal securities and high quality corporate debt issues. In total, this is a diversified high quality portfolio. These two portfolios are the major building blocks of our corporate balance sheet, and we are pleased, both, with the quality and the return of each, especially in times when financial markets are so volatile.

Another positive note to mention is that AmeriServ Trust and Financial Services Company is fully active again. During the first quarter of 2017, the Trust Company recorded a record high in total revenue. This wholly-owned subsidiary offers a broad array of trust and wealth management products and services. It has an enviable record of success in increasing its retirement services clients and accounts. Success in the marketplace has enabled the Trust Company to provide fee-based revenue to the Corporation well above the level enjoyed by most financial institutions of AmeriServ’s size throughout the United States.

This is a story of marketplace success which has been the AmeriServ goal since the Great Recession ended. AmeriServ does have its own specific challenges. Primarily among those challenges are expense levels. Progress regarding this was realized during the first quarter. The level of expenses reported on April 18, 2017 are the lowest in more than five years. A big job lies ahead of us, but the increased use of technology, with an increasingly professional workforce is beginning to make a difference. It will always be of the utmost importance to have satisfied customers. New tools are being provided to us that will allow us to reduce expenses while maintaining high quality customer service.

The first quarter also saw the beginning of another AmeriServ common stock repurchase program. Operating within the usual constraints of common stock repurchase programs, the reduction in outstanding shares was 251,800 during the quarter. When this program is completed, AmeriServ will have utilized four separate buyback programs to reduce the number of shares outstanding by over four million since 2008. Consequently, this reduction has increased the ownership stake for every remaining share.

Overall, we are pleased that the first quarter of 2017 has set a positive tone for the rest of the year.

THREE MONTHS ENDED MARCH 31, 2017 VS. THREE MONTHS ENDED MARCH 31, 2016

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended March 31, 2017	Three months ended March 31, 2016
Net income (loss)	$1,348	$(1,267)
Net income (loss) available to common shareholders	1,348	(1,282)
Diluted earnings per share	0.07	(0.07)
Return on average assets (annualized)	0.47%	(0.45)%
Return on average equity (annualized)	5.74%	(4.86)%

The Company reported net income available to common shareholders of $1,348,000, or $0.07 per diluted common share in the first quarter of 2017. This earnings performance represents a significant improvement from the first quarter of 2016 where the net loss available to common shareholders totaled $1,282,000, or $(0.07) per diluted common share. The improved earnings in the first quarter of 2017 resulted from growth in total revenue, a reduction in non-interest expense and a controlled loan loss provision due to outstanding asset quality. The balance sheet is well positioned for higher interest rates as demonstrated in the form of increased net interest income in the first quarter of 2017. Additionally, the Company benefitted from several profitability improvement initiatives that were executed in 2016 as each of the reported non-interest expense categories favorably declined in the first quarter of 2017.

.....NET INTEREST INCOME AND MARGIN.....The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the first quarter of 2017 to the first quarter of 2016 (in thousands, except percentages):

	Three months ended March 31, 2017	Three months ended March 31, 2016	$ Change	% Change
Interest income	$10,748	$10,422	$326	3.1%
Interest expense	2,027	1,864	163	8.7
Net interest income	$8,721	$8,558	$163	1.9
Net interest margin	3.27%	3.30%	(0.03)	N/M

N/M — not meaningful

The Company’s net interest income in the first quarter of 2017 increased by $163,000, or 1.9%, when compared to the first quarter of 2016. The Company’s net interest margin of 3.27% for the first quarter of 2017 was three basis points lower than the net interest margin of 3.30% for the first quarter 2016 but improved by nine basis points from the 3.18% margin reported for the more recent fourth quarter 2016 performance. The improvement in net interest income is a result of a higher volume of total earning assets which more than offset the lower net interest margin. The Company continues to grow earning assets while also controlling its cost of funds through disciplined deposit pricing. Specifically, the earning asset growth occurred in, both, the investment securities portfolio and the loan portfolio. Total investment securities averaged $168 million in the first quarter of 2017 which is $26.1 million or 18.4% higher than the $142 million average for the first quarter of 2016 while total loans averaged $890 million in the first quarter of 2017 which is $8.8 million, or 1.0%, higher than the $881 million average for the first quarter of 2016. The growth in the investment securities portfolio is the result of management electing to diversify the mix of the investment securities portfolio through purchases of high quality corporate and taxable municipal securities. This revised strategy for securities purchases was facilitated by the increase in national interest rates and the steepening yield curve that resulted in improved opportunities to purchase additional securities and grow the portfolio. As a result, interest on investments increased between years by $235,000 or 24.6%. The growth in the loan portfolio reflects the successful results of the Company’s business development efforts, with an emphasis on generating commercial loans and owner occupied commercial real estate loans particularly through its loan production offices. The year over year loan growth was lower in comparison to what the Company has recently experienced due to a slowdown in production during the second half of 2016 that was caused by uncertainty in the economy because of the Presidential election. Loan production has since returned to more normal and higher levels. Loan interest income increased by $91,000, or 1.0% even though prepayment fee income on early loan payoffs were approximately $110,000 lower in the first quarter of 2017 when compared to the first quarter of 2016. Overall, total interest income increased by $326,000, or 3.1%, between years.

Total interest expense for the first quarter of 2017 increased by $163,000, or 8.7%, due to a higher level of deposit interest expense. The Company experienced growth in deposits which we believe reflects the loyalty of our core deposit base that provides a strong foundation upon which this growth builds. Management’s ability to acquire new core deposit funding from outside of our traditional market areas as well as our ongoing efforts to offer new loan customers deposit products were the primary reasons for this growth. Specifically, total deposits averaged $976 million for the first quarter of 2017 which is $66.0 million, or 7.3%, higher than the $910 million average for the first quarter of 2016. The Company is also pleased that a meaningful portion of this deposit growth occurred in non-interest bearing demand deposit accounts. Deposit interest expense in 2017 increased by $182,000, or 14.5%, due to the higher balance of deposits along with certain money market accounts repricing upward after the Federal Reserve elected to increase the overnight fed funds interest rate in December of 2016 and again in March of 2017. As a result of the strong deposit growth, the Company’s loan to deposit ratio averaged 91.2% in the first quarter of 2017 which indicates that the Company has ample room to further grow its loan portfolio in 2017. The Company experienced a $19,000 decrease in the interest cost for borrowings in the first quarter of 2017 because there was a lower level of total borrowed funds due to the deposit growth. Total average borrowings decreased by $24.2 million or 24.4% and more than offset the immediate impact that the increases in the Federal Funds Rate had on the cost of borrowed funds.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2017 and March 31, 2016 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended March 31 (In thousands, except percentages)

	2017			2016
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$889,908	$9,566	4.31%	$881,063	$9,473	4.27%
Interest bearing deposits	1,030	2	0.79	3,484	7	0.78
Short-term investment in money market funds	7,940	24	1.19	7,955	10	0.51
Investment securities – AFS	134,140	901	2.69	120,213	767	2.56
Investment securities – HTM	34,121	265	3.11	21,948	173	3.15
Total investment securities	168,261	1,166	2.77	142,161	940	2.65
Total interest earning assets/interest income	1,067,139	10,758	4.04	1,034,663	10,430	4.03
Non-interest earning assets:
Cash and due from banks	22,330			18,739
Premises and equipment	11,804			12,090
Other assets	67,794			67,751
Allowance for loan losses	(10,053)			(9,886)
TOTAL ASSETS	$1,159,014			$1,123,357
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$127,531	$122	0.39%	$101,293	$69	0.27%
Savings	97,254	40	0.16	95,303	39	0.16
Money markets	278,811	334	0.48	264,433	278	0.42
Time deposits	288,830	940	1.29	267,805	868	1.29
Total interest bearing deposits	792,426	1,436	0.73	728,834	1,254	0.69
Short-term borrowings	8,863	19	0.87	29,449	42	0.57
Advances from Federal Home Loan Bank	45,535	162	1.44	49,135	159	1.30
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Subordinated debt	7,650	130	6.80	7,650	129	6.73
Total interest bearing liabilities/interest expense	867,559	2,027	0.94	828,153	1,864	0.90
Non-interest bearing liabilities:
Demand deposits	183,532			181,096
Other liabilities	12,613			9,370
Shareholders’ equity	95,310			104,738
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,159,014			$1,123,357
Interest rate spread			3.10			3.13
Net interest income/Net interest margin		8,731	3.27%		8,566	3.30%
Tax-equivalent adjustment		(10)			(8)
Net Interest Income		$8,721			$8,558

.....PROVISION FOR LOAN LOSSES.....The Company recorded a $225,000 provision for loan losses in the first quarter of 2017 compared to a $3.1 million provision for loan losses in the first quarter of 2016, or a decrease of $2.875 million between periods. Both, the loan loss provision and net charge-offs were at more typical levels this year than the substantially higher levels that were necessary last year to resolve a troubled loan exposure to the energy industry. The provision recorded in the first quarter of 2017 supported the continuing loan growth and more than covered the low level of net loan charge-offs incurred in the first quarter of 2017. The Company experienced net loan charge-offs of $77,000, or 0.04% of total loans, in the first quarter of 2017 compared to net loan charge-offs of $3.5 million, or 1.60% of total loans, in the first quarter of 2016. Overall, the Company continued to maintain excellent asset quality as its non-performing assets totaled $1.5 million, or only 0.17% of total loans, at March 31, 2017. In summary, the allowance for loan losses provided a strong 677% coverage of non-performing loans, and 1.12% of total loans, at March 31, 2017, compared to 612% coverage of non-performing loans, and 1.12% of total loans, at December 31, 2016.

.....NON-INTEREST INCOME.....Non-interest income for the first quarter of 2017 totaled $3.6 million and increased $125,000, or 3.6%, from the first quarter 2016 performance. Factors contributing to this higher level of non-interest income for the quarter included:

*	a $112,000 increase in other income primarily due to an increase in income from our Financial Services business unit as wealth management continues to be an important strategic focus of the Company;
*	a $91,000 increase in trust and investment advisory fees due to a higher level of fee income that resulted from the effective management of client accounts as asset market values improved;
*	a $41,000 decrease in services charges on deposit accounts due to a reduced level of overdraft fee income; and
*	a $30,000 decrease in gains realized on the sale of investment securities in the first quarter of 2017 as the Company sold certain lower coupon mortgage backed securities to reinvest in the portfolio.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first quarter of 2017 totaled $10.1 million and decreased by $626,000, or 5.8%, from the prior year’s first quarter. Factors contributing to the lower non-interest expense in the quarter included:

*	a $265,000 or 18.1% decrease in professional fees that was almost entirely attributable to non-recurring costs for legal and accounting services that were necessary to resolve the previously disclosed trust operations trading error. Costs related to this trust issue were also the primary reason that other expenses decreased by $108,000 or 8.7%;
*	a $156,000, or 2.5%, decrease in salaries and employee benefits as there were 10 fewer full time equivalent employees in the first quarter of 2017 due to the previously disclosed branch consolidation in the State College market and closure of an unprofitable loan production office; and
*	an $80,000 decrease in occupancy and equipment expenses which is reflective of the Company’s ongoing efforts to become more efficient by reducing and controling non-interest expenses.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $625,000, or an effective tax rate of 31.7%, in the first three months of 2017. This compares to the income tax benefit of $549,000, or an effective tax rate of (30.2%), for the first three months of 2016.

.....SEGMENT RESULTS.....Retail banking’s net income contribution was $617,000 in the first quarter of 2017 which was up by $34,000 from the net income contribution for the same 2016 period. These increases in earnings in 2017 were due to this segment’s net interest income benefitting from the significantly higher average deposit balances and reduced non-interest expenses particularly occupancy and equipment related costs. These favorable items more than offset a lower level of BOLI income. Note that revenue from mortgage loan sales and mortgage related fee income increased during the quarter, favorably impacting the net income contribution for this time period.

The commercial banking segment reported net income of $1.5 million in the first quarter of 2017 which was $2.3 million higher when compared to the first quarter of 2016 result. The higher level of income for 2017 was due to the lower level of provision for loan losses which was partially offset by a lower receipt of prepayment fee income from early loan payoffs. The higher loan loss provision that was required to resolve the troubled energy sector loan had a significant negative impact to reported net income last year. Strong growth in commercial and commercial real estate loans over the past year also contributed to the higher level of net income.

The trust segment reported net income of $367,000 in the first quarter of 2017 which was $222,000 higher than the 2016 result for the same quarter period. The increase to income occurred as expenses returned to a more normal level after additional costs were necessary in 2016 to address the trust operations trading error. Also, the higher level of net income results from continued effective management of existing customer accounts as asset market values have improved. Finally, income from the Financial Services business unit increased as wealth management continues to be an important strategic focus of the Company.

The investment/parent segment reported net loss of $1.1 million in the first quarter of 2017, which resulted in a lower loss by $52,000 from the 2016 result for the same period. The decreased loss between years is reflective of the higher level of investment securities on the Company’s balance sheet. Even with this improvement, this segment continues to feel the most earnings pressure from the continued low interest rate environment.

.....BALANCE SHEET.....The Company’s total consolidated assets were $1.172 billion at March 31, 2017, which increased by $18.3 million, or 1.6%, from the December 31, 2016 asset level. The increase was driven by the growth in loans and investment securities. Specifically, total loans grew by $12.6 million, or 1.4%, during the period and was complemented by an additional $8.0 million, or 5.1%, growth in investment securities.

Total deposits decreased modestly by $3.0 million, or 0.3% in the first three months of 2017. Total FHLB borrowings have increased by $21.4 million since year-end 2016. The FHLB term advances grew by $500,000 and now total $46 million as the Company has utilized these advances to help manage interest rate risk and favorably position our balance sheet for a rising rate environment. The Company’s total shareholders’ equity increased by $209,000 over the first three months of 2017 due to the retention of earnings more than offsetting our common dividend payment to shareholders and the impact of our common stock buyback program. In accordance with the common stock buyback program announced on January 24, 2017, the Company returned $992,000 of capital to its shareholders through the repurchase of 251,800 shares of its common stock in the first quarter of 2017. The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.03%, and a common equity tier 1 capital ratio of 9.89% at March 31, 2017. (See the discussion of the new Basel III capital requirements under the “Capital Resources” section.) The Company’s book value per common share was $5.12, its tangible book value per common share was $4.48, and its tangible common equity to tangible assets ratio was 7.21% at March 31, 2017.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	March 31, 2017	December 31, 2016	March 31, 2016
Total accruing loan delinquency (past due 30 to 89 days)	$7,715	$3,278	$8,315
Total non-accrual loans	1,463	1,603	2,191
Total non-performing assets including TDR*	1,488	1,624	3,007
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.86%	0.37%	0.94%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.16	0.18	0.25
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.17	0.18	0.34
Non-performing assets as a percentage of total assets	0.13	0.14	0.27
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.04	0.44	1.60
Annualized provision for loan losses	0.10	0.44	1.42
Total classified loans (loans rated substandard or doubtful)	$3,878	$6,039	$4,671

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

The Company continued to maintain strong asset quality in the first quarter of 2017 as evidenced by low levels of non-accrual loans, non-performing assets, classified loans, and loan delinquency levels that continue to be below 1% of total loans. We continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2017, the 25 largest credits represented 27.3% of total loans outstanding, which represents an increase from the first quarter 2016 when it was 25.5%.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31, 2017	December 31, 2016	March 31, 2016
Allowance for loan losses	$10,080	$9,932	$9,520
Allowance for loan losses as a percentage of each of the following
total loans, net of unearned income	1.12%	1.12%	1.08%
total accruing delinquent loans (past due 30 to 89 days)	130.65	302.99	114.49
total non-accrual loans	689.00	619.59	434.50
total non-performing assets	677.42	611.58	316.59

The Company recorded a $225,000 provision for loan losses in the first quarter of 2017 compared to a $3.1 million provision for loan losses in the first quarter of 2016 or a decrease of $2.9 million between periods. The loan loss provision was at a more typical level in 2017 and supports the continuing loan growth and more than covered the low level of net loan charge-offs incurred during the quarter.

.....LIQUIDITY.....The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past five years and has been more than adequate to fund the Company’s operations. Payments and prepayments from the loan portfolios, as well as, cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth over the past few years. We strive to operate our loan to deposit ratio in a range of 80% to 100%. For the first three months of 2017, the Company’s loan to deposit ratio has averaged 91.2%. We are optimistic that we can increase the loan to deposit ratio in the future given current commercial loan pipelines, continued growth from our loan production offices and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $3.1 million from December 31, 2016 to March 31, 2017, due to $22.8 million of cash used in investing activities offset by $2.6 million of cash provided by operating activities and $17.1 million provided by financing activities. Within investing activities, cash provided from investment security maturities was $6.9 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $50.6 million and was $13.1 million higher than the $37.5 million of cash received from loan principal payments and participations sold. Within financing activities, deposits decreased by $3.0 million of cash. Total borrowings increased as advances of short-term borrowings and purchases of FHLB term advances increased by $21.4 million. During the first quarter of 2017, the Company’s common stock repurchase program was able to return $992,000 of capital to its shareholders. At March 31, 2017, the Company had immediately available $376 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $11.5 million of cash, short-term investments, and investment securities at March 31, 2017. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At March 31, 2017, our subsidiary Bank had $1.8 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has strong liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, its common stock dividends, and support its common stock repurchase program.

.....CAPITAL RESOURCES.....The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 ratio was 9.89%, the tier 1 capital ratio was 11.13%, and the total capital ratio was 13.03% at March 31, 2017. The Company’s tier 1 leverage was 9.33% at March 31, 2017. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2017. Capital generated from earnings will be utilized to pay the common stock cash dividend, support the stock repurchase program and will also support anticipated balance sheet growth. On January 24, 2017, the Company’s Board of Directors approved a new common stock repurchase program which calls for AmeriServ Financial, Inc. to buy back up to 5% or approximately 945,000 shares of its outstanding common stock during the next 18 months. The shares may be purchased from time to time in open market, privately negotiated, or block transactions. This common stock repurchase program does not obligate the Company to acquire any specific number of shares and may be modified, suspended or discontinued at any time. During the first quarter of 2017, the Company was able to repurchase 251,800 shares of its common stock and return $992,000 of capital to its shareholders. As of March 31, 2017, the Company had approximately 18.7 million shares of its common stock outstanding.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	3.1%	19.3%
100bp increase	2.0	11.4
100bp decrease	(2.7)	(15.9)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio, the scheduled repricing of loans tied to LIBOR or prime, and the extension of a portion of borrowed funds. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at approximately 1.00%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

.....OFF BALANCE SHEET ARRANGEMENTS.....The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $159.8 million and standby letters of credit of $8.4 million as of March 31, 2017. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.8 million, or 77%, of the total allowance for loan losses at March 31, 2017 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of March 31, 2017, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains on investment securities
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At March 31, 2017, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

.....FORWARD LOOKING STATEMENT.....

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, the Company will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build the Company into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — It is the existing and prospective customer that the Company must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. The Company is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.
•	Revenue Growth — It is necessary for the Company to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so that revenue producing products can be presented to existing and prospective customers to meet their banking needs. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through several loan production offices. There will be a particular focus on small business commercial lending. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.
•	Expense Rationalization — The Company remains focused on trying to reduce and rationalize expenses. This has not been a program of broad based cuts, but has been targeted so the Company stays strong but spends less. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues. The Company’s also recently completed three additional initiatives that will further reduce non-interest expenses and improve the Company’s future profitability. Specifically, at the end of the first quarter of 2016, the Company closed its Southern Atherton branch office in the State College market and consolidated the retail customer accounts from this branch into its nearby and newer branch office located on North Atherton Street. The Company remains committed to the State College market and this change will allow for a more efficient operation that will allow us to better compete in this demographically attractive but highly competitive banking market. The Company also realigned its executive leadership team by eliminating one senior position in its executive office. Finally, the Company closed its Harrisonburg, Virginia loan production office. The combined annual cost savings from these profitability improvement initiatives which we expect will approximate $1.2 million, which the Company began to fully realize in the first quarter of 2017.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2017, are effective.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock purchases during the first quarter of 2017. All shares are repurchased under Board of Directors authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 – 31, 2017	—	—	—	945,000
February 1 – 28, 2017	179,500	$3.97	179,500	765,500
March 1 – 31, 2017	72,300	3.87	72,300	693,200
Total	251,800	$3.94	251,800

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on December 30, 2014 (Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on January 2, 2015).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc. Registrant
Date: May 5, 2017	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: May 5, 2017	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer