Form 10-Q
period 2017-06-30
AMERISERV FINANCIAL INC /PA/
filed 2017-08-04
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2017
Common Stock, par value $0.01	18,448,828

AmeriServ Financial, Inc.

INDEX

i

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from depository institutions	$22,077	$25,107
Interest bearing deposits	2,749	3,066
Short-term investments in money market funds	5,640	5,900
Total cash and cash equivalents	30,466	34,073
Investment securities:
Available for sale	130,703	127,077
Held to maturity (fair value $37,715 on June 30, 2017 and $30,420 on December 31, 2016)	37,664	30,665
Loans held for sale	4,630	3,094
Loans	893,683	884,240
Less: Unearned income	437	476
Allowance for loan losses	10,391	9,932
Net loans	882,855	873,832
Premises and equipment, net	12,159	11,694
Accrued interest income receivable	3,331	3,116
Goodwill	11,944	11,944
Bank owned life insurance	37,573	37,903
Net deferred tax asset	9,791	10,655
Federal Home Loan Bank stock	4,302	3,359
Federal Reserve Bank stock	2,125	2,125
Other assets	4,419	4,243
TOTAL ASSETS	$1,171,962	$1,153,780
LIABILITIES
Non-interest bearing deposits	$180,638	$188,808
Interest bearing deposits	775,737	778,978
Total deposits	956,375	967,786
Short-term borrowings	42,101	12,754
Advances from Federal Home Loan Bank	45,042	45,542
Guaranteed junior subordinated deferrable interest debentures, net	12,916	12,908
Subordinated debt, net	7,453	7,441
Total borrowed funds	107,512	78,645
Other liabilities	11,798	11,954
TOTAL LIABILITIES	1,075,685	1,058,385
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,545,403 shares issued and 18,461,628 outstanding on June 30, 2017; 26,521,291 shares issued and 18,903,472 outstanding on December 31, 2016	265	265
Treasury stock at cost, 8,083,775 shares on June 30, 2017 and 7,617,819 on December 31, 2016	(76,698)	(74,829)
Capital surplus	145,599	145,535
Retained earnings	38,175	36,001
Accumulated other comprehensive loss, net	(11,064)	(11,577)
TOTAL SHAREHOLDERS’ EQUITY	96,277	95,395
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,171,962	$1,153,780

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$9,778	$9,409	$19,334	$18,874
Interest bearing deposits	3	2	5	9
Short-term investments in money market funds	27	13	51	23
Investment securities:
Available for sale	945	778	1,846	1,545
Held to maturity	298	187	563	360
Total Interest Income	11,051	10,389	21,799	20,811
INTEREST EXPENSE
Deposits	1,504	1,330	2,940	2,584
Short-term borrowings	67	5	86	47
Advances from Federal Home Loan Bank	171	159	333	318
Guaranteed junior subordinated deferrable interest debentures	280	280	560	560
Subordinated debt	130	129	260	258
Total Interest Expense	2,152	1,903	4,179	3,767
NET INTEREST INCOME	8,899	8,486	17,620	17,044
Provision for loan losses	325	250	550	3,350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,574	8,236	17,070	13,694
NON-INTEREST INCOME
Trust and investment advisory fees	2,081	2,124	4,247	4,199
Service charges on deposit accounts	385	404	759	819
Net gains on sale of loans	186	185	300	292
Mortgage related fees	83	98	158	161
Net realized gains on investment securities	32	60	59	117
Bank owned life insurance	310	169	451	336
Other income	678	702	1,343	1,255
Total Non-Interest Income	3,755	3,742	7,317	7,179
NON-INTEREST EXPENSE
Salaries and employee benefits	5,979	5,868	11,989	12,034
Net occupancy expense	639	690	1,313	1,427
Equipment expense	434	409	853	845
Professional fees	1,415	1,192	2,615	2,657
Supplies, postage and freight	161	154	355	349
Miscellaneous taxes and insurance	311	288	605	579
Federal deposit insurance expense	152	188	312	367
Other expense	1,226	1,250	2,360	2,492
Total Non-Interest Expense	10,317	10,039	20,402	20,750
PRETAX INCOME	2,012	1,939	3,985	123
Provision for income tax expense	623	577	1,248	28
NET INCOME	1,389	1,362	2,737	95
Preferred stock dividends	—	—	—	15
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,389	$1,362	$2,737	$80
PER COMMON SHARE DATA:
Basic:
Net income	$0.07	$0.07	$0.15	$0.00
Average number of shares outstanding	18,580	18,897	18,696	18,890
Diluted:
Net income	$0.07	$0.07	$0.15	$0.00
Average number of shares outstanding	18,699	18,948	18,808	18,943
Cash dividends declared	$0.015	$0.01	$0.03	$0.02

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
COMPREHENSIVE INCOME
Net income	$1,389	$1,362	$2,737	$95
Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	398	263	474	767
Income tax effect	(136)	(89)	(162)	(260)
Unrealized holding gains on available for sale securities arising during period	270	493	362	1,608
Income tax effect	(92)	(168)	(122)	(548)
Reclassification adjustment for gains on available for sale securities included in net income	(32)	(60)	(59)	(117)
Income tax effect	11	20	20	40
Other comprehensive income	419	459	513	1,490
Comprehensive income	$1,808	$1,821	$3,250	$1,585

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$2,737	$95
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	550	3,350
Depreciation expense	862	892
Net amortization of investment securities	238	203
Net realized gains on investment securities available for sale	(59)	(117)
Net gains on loans held for sale	(300)	(292)
Amortization of deferred loan fees	(85)	(130)
Origination of mortgage loans held for sale	(22,687)	(20,215)
Sales of mortgage loans held for sale	21,451	20,370
Increase in accrued interest income receivable	(215)	(229)
Decrease in accrued interest payable	(148)	(180)
Earnings on bank owned life insurance	(284)	(336)
Deferred income taxes	613	(420)
Amortization of deferred issuance costs	20	20
Stock based compensation expense	64	65
Other, net	235	1,326
Net cash provided by operating activities	2,992	4,402
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(22,816)	(18,894)
Purchases of investment securities – held to maturity	(7,790)	(4,708)
Proceeds from sales of investment securities – available for sale	7,206	7,422
Proceeds from maturities of investment securities – available for sale	12,165	12,057
Proceeds from maturities of investment securities – held to maturity	736	661
Purchases of regulatory stock	(8,581)	(7,608)
Proceeds from redemption of regulatory stock	7,638	8,499
Long-term loans originated	(81,477)	(108,221)
Principal collected on long-term loans	76,107	79,447
Loans purchased or participated	(4,138)	(4,948)
Loans sold or participated	—	18,900
Proceeds from sale of other real estate owned	60	47
Proceeds from life insurance policies	614	—
Purchases of premises and equipment	(1,327)	(663)
Net cash used in investing activities	(21,603)	(18,009)
FINANCING ACTIVITIES
Net (decrease) increase in deposit balances	(11,411)	37,637
Net increase (decrease) in other short-term borrowings	29,347	(26,173)
Principal borrowings on advances from Federal Home Loan Bank	4,500	3,042
Principal repayments on advances from Federal Home Loan Bank	(5,000)	(1,000)
Preferred stock redemption	—	(21,000)
Purchase of treasury stock	(1,869)	—
Common stock dividends	(563)	(376)
Preferred stock dividends	—	(15)
Net cash provided by (used in) financing activities	15,004	(7,885)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,607)	(21,492)
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,073	48,510
CASH AND CASH EQUIVALENTS AT JUNE 30	$30,466	$27,018

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.1 billion that are not reported on the Company’s consolidated balance sheet at June 30, 2017. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements  – (continued)

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. This Update is not expected to have a significant impact on the Company’s financial statements.

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. The Company had 10,000 options to purchase common shares with an exercise price of $4.00 per share, were outstanding at June 30, 2017, but were excluded from the computation of diluted earnings per common share because to do so would be antidilutive. For the 2016 period, options to purchase 140,527 common shares, at exercise prices ranging from $3.18 to $4.60, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator:
Net income	$1,389	$1,362	$2,737	$95
Preferred stock dividends	—	—	—	(15)
Net income available to common shareholders	$1,389	$1,362	$2,737	$80
Denominator:
Weighted average common shares outstanding (basic)	18,580	18,897	18,696	18,890
Effect of stock options	119	51	112	53
Weighted average common shares outstanding (diluted)	18,699	18,948	18,808	18,943
Earnings per common share:
Basic	$0.07	$0.07	$0.15	$0.00
Diluted	0.07	0.07	0.15	0.00

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds. The Company made $630,000 in income tax payments in the first six months of 2017 and $445,000 in the same 2016 period. The Company made total interest payments of $4,328,000 in the first six months of 2017 compared to $3,947,000 in the same 2016 period. The Company had $20,000 non-cash transfers to other real estate owned (OREO) in the first six months of 2017 compared to $40,000 non-cash transfers in the same 2016 period.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	June 30, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$4,431	$3	$(29)	$4,405
US Agency mortgage-backed securities	83,818	950	(464)	84,304
Taxable municipal	7,006	27	(183)	6,850
Corporate bonds	35,402	309	(567)	35,144
Total	$130,657	$1,289	$(1,243)	$130,703

Investment securities held to maturity (HTM):

	June 30, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$10,410	$189	$(32)	$10,567
Taxable municipal	21,209	188	(245)	21,152
Corporate bonds and other securities	6,045	21	(70)	5,996
Total	$37,664	$398	$(347)	$37,715

Investment securities available for sale (AFS):

	December 31, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$400	$—	$(2)	$398
US Agency mortgage-backed securities	88,738	1,132	(686)	89,184
Taxable municipal	3,793	3	(174)	3,622
Corporate bonds	34,403	194	(724)	33,873
Total	$127,334	$1,329	$(1,586)	$127,077

Investment securities held to maturity (HTM):

	December 31, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$11,177	$180	$(79)	$11,278
Taxable municipal	13,441	70	(348)	13,163
Corporate bonds and other securities	6,047	15	(83)	5,979
Total	$30,665	$265	$(510)	$30,420

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At June 30, 2017, 59.2% of the portfolio was rated “AAA” as compared to 63.5% at December 31, 2016. Approximately 11.9% of the portfolio was either rated below “A” or unrated at June 30, 2017 as compared to 10.1% at December 31, 2016.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

The Company sold $1.6 million AFS securities in the second quarter of 2017 resulting in $32,000 of gross investment security gains and sold $7.2 million AFS securities in the first half of 2017 resulting in $59,000 of gross investment security gains. The Company sold $3.2 million AFS securities in the second quarter of 2016 resulting in $60,000 of gross investment security gains and sold $7.4 million AFS securities in the first half of 2016 resulting in $123,000 of gross investment security gains and $6,000 of gross investment security losses.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $111,849,000 at June 30, 2017 and $104,953,000 at December 31, 2016.

The following tables present information concerning investments with unrealized losses as of June 30, 2017 and December 31, 2016 (in thousands):

Total investment securities:

	June 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$2,391	$(29)	$—	$—	$2,391	$(29)
US Agency mortgage-backed securities	49,070	(439)	1,405	(57)	50,475	(496)
Taxable municipal	14,320	(428)	—	—	14,320	(428)
Corporate bonds and other securities	14,491	(341)	9,203	(296)	23,694	(637)
Total	$80,272	$(1,237)	$10,608	$(353)	$90,880	$(1,590)

Total investment securities:

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$398	$(2)	$—	$—	$398	$(2)
US Agency mortgage-backed securities	49,918	(703)	1,576	(62)	51,494	(765)
Taxable municipal	13,301	(522)	—	—	13,301	(522)
Corporate bonds and other securities	20,380	(570)	6,762	(237)	27,142	(807)
Total	$83,997	$(1,797)	$8,338	$(299)	$92,335	$(2,096)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 106 positions that are considered temporarily impaired at June 30, 2017. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Contractual maturities of securities at June 30, 2017 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The duration of the total investment securities portfolio at June 30, 2017 is 42.3 months and is higher than the duration at December 31, 2016 which was 41.2 months. The duration remains within our internal established guideline range of 24 to 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	June 30, 2017
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$2,400	$2,389	$1,000	$988
After 1 year but within 5 years	10,989	10,970	2,400	2,356
After 5 years but within 10 years	45,140	45,299	13,130	13,174
After 10 years but within 15 years	30,319	30,157	14,981	14,930
Over 15 years	41,809	41,888	6,153	6,267
Total	$130,657	$130,703	$37,664	$37,715

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Commercial	$162,576	$171,529
Commercial loans secured by real estate	464,909	446,598
Real estate – mortgage	246,771	245,765
Consumer	18,990	19,872
Loans, net of unearned income	$893,246	$883,764

Loan balances at June 30, 2017 and December 31, 2016 are net of unearned income of $437,000 and $476,000, respectively. Real estate-construction loans comprised 3.3% and 4.7% of total loans, net of unearned income at June 30, 2017 and December 31, 2016, respectively.

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and six month periods ending June 30, 2017 and 2016 (in thousands).

	Three months ended June 30, 2017
	Balance at March 31, 2017	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2017
Commercial	$4,024	$—	$6	$(205)	$3,825
Commercial loans secured by real estate	3,747	—	3	737	4,487
Real estate – mortgage	1,167	(60)	27	17	1,151
Consumer	149	(33)	43	(21)	138
Allocation for general risk	993	—	—	(203)	790
Total	$10,080	$(93)	$79	$325	$10,391

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	Three months ended June 30, 2016
	Balance at March 31, 2016	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2016
Commercial	$3,567	$(14)	$4	$765	$4,322
Commercial loans secured by real estate	3,706	—	8	(440)	3,274
Real estate – mortgage	1,157	(8)	20	(94)	1,075
Consumer	145	(40)	6	24	135
Allocation for general risk	945	—	—	(5)	940
Total	$9,520	$(62)	$38	$250	$9,746

	Six months ended June 30, 2017
	Balance at December 31, 2016	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2017
Commercial	$4,041	$—	$13	$(229)	$3,825
Commercial loans secured by real estate	3,584	(14)	5	912	4,487
Real estate – mortgage	1,169	(154)	93	43	1,151
Consumer	151	(96)	62	21	138
Allocation for general risk	987	—	—	(197)	790
Total	$9,932	$(264)	$173	$550	$10,391

	Six months ended June 30, 2016
	Balance at December 31, 2015	Charge-Offs	Recoveries	Provision (Credit)	Balance at June 30, 2016
Commercial	$4,244	$(3,353)	$11	$3,420	$4,322
Commercial loans secured by real estate	3,449	—	36	(211)	3,274
Real estate – mortgage	1,173	(46)	62	(114)	1,075
Consumer	151	(245)	10	219	135
Allocation for general risk	904	—	—	36	940
Total	$9,921	$(3,644)	$119	$3,350	$9,746

The provision expense, charge-offs and recoveries were at more typical levels in the first half of 2017. The increased allocation to the commercial loans secured by real estate (CRE) in both the second quarter and first six months of 2017 reflect the downgrade in risk rating of two larger dollar ($4 to $7 million) CRE credits by management due to delinquency issues (see further discussion in the loan quality section of the MD&A). The substantially higher than typical provision and net loan charge-offs in the first three months 2016 for the commercial portfolio was necessary to resolve the Company’s only meaningful direct loan exposure to the energy industry. These loans were related to a single borrower in the fracking industry who had filed for bankruptcy protection in the fourth quarter of 2015. With the bankruptcy changing from Chapter 11 (reorganization) to Chapter 7 (liquidation) late in the first quarter of 2016, the Company concluded that its previously established reserves on these non-accrual loans were not sufficient to cover the discounted collateral values that resulted from the liquidation process.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At June 30, 2017
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$1,145	$166	$—	$—		$1,311
Collectively evaluated for impairment	161,431	464,743	246,771	18,990		891,935
Total loans	$162,576	$464,909	$246,771	$18,990		$893,246
Allowance for loan losses:
Specific reserve allocation	$467	$30	$—	$—	$—	$497
General reserve allocation	3,358	4,457	1,151	138	790	9,894
Total allowance for loan losses	$3,825	$4,487	$1,151	$138	$790	$10,391

	At December 31, 2016
	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$496	$178	$—	$—		$674
Collectively evaluated for impairment	171,033	446,420	245,765	19,872		883,090
Total loans	$171,529	$446,598	$245,765	$19,872		$883,764
Allowance for loan losses:
Specific reserve allocation	$496	$31	$—	$—	$—	$527
General reserve allocation	3,545	3,553	1,169	151	987	9,405
Total allowance for loan losses	$4,041	$3,584	$1,169	$151	$987	$9,932

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The loan segments used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio and therefore, no further disaggregation into classes is necessary. The overall risk profile for the commercial loan segment is effected by non-owner occupied commercial real estate (CRE) loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, as a meaningful portion of the commercial portfolio is centered in these types of accounts. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans and home equity loans secured by residential real estate. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

	June 30, 2017
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$566	$467	$579	$1,145	$1,180
Commercial loans secured by real estate	151	30	15	166	200
Total impaired loans	$717	$497	$594	$1,311	$1,380

	December 31, 2016
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$496	$496	$—	$496	$517
Commercial loans secured by real estate	162	31	16	178	209
Total impaired loans	$658	$527	$16	$674	$726

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Average loan balance:
Commercial	$815	$1,020	$602	$1,103
Commercial loans secured by real estate	170	352	278	523
Average investment in impaired loans	$985	$1,372	$880	$1,626
Interest income recognized:
Commercial	$10	$4	$13	$8
Commercial loans secured by real estate	—	3	2	8
Interest income recognized on a cash basis on impaired loans	$10	$7	$15	$16

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review from the Company’s internal Loan Review Department. The Loan Review Department is an experienced independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2017 requires review of a minimum range of 50% to 55% of the commercial loan portfolio.

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

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$159,567	$230	$2,312	$467	$162,576
Commercial loans secured by real estate	444,012	14,829	6,053	15	464,909
Total	$603,579	$15,059	$8,365	$482	$627,485

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$168,116	$1,087	$1,830	$496	$171,529
Commercial loans secured by real estate	436,318	7,497	2,767	16	446,598
Total	$604,434	$8,584	$4,597	$512	$618,127

It is generally the policy of the Bank that the outstanding balance of any residential mortgage loan that exceeds 90-days past due as to principal and/or interest is transferred to non-accrual status and an evaluation is completed to determine the fair value of the collateral less selling costs, unless the balance is minor. A charge down is recorded for any deficiency balance determined from the collateral evaluation. The remaining non-accrual balance is reported as impaired with no specific allowance. It is generally the policy of the bank that the outstanding balance of any consumer loan that exceeds 90-days past due as to principal and/or interest is charged off. The following tables present the performing and non-performing outstanding balances of the residential and consumer portfolios (in thousands).

	June 30, 2017
	Performing	Non-Performing
Real estate – mortgage	$245,728	$1,043
Consumer	18,982	8
Total	$264,710	$1,051

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	December 31, 2016
	Performing	Non-Performing
Real estate – mortgage	$244,836	$929
Consumer	19,872	—
Total	$264,708	$929

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	June 30, 2017
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$161,408	$1,168	$—	$—	$1,168	$162,576	$—
Commercial loans secured by real estate	455,037	4,438	5,282	152	9,872	464,909	—
Real estate – mortgage	242,582	2,771	769	649	4,189	246,771	—
Consumer	18,921	41	20	8	69	18,990	—
Total	$877,948	$8,418	$6,071	$809	$15,298	$893,246	$—

	December 31, 2016
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$171,292	$237	$—	$—	$237	$171,529	$—
Commercial loans secured by real estate	446,477	121	—	—	121	446,598	—
Real estate – mortgage	241,802	2,856	610	497	3,963	245,765	—
Consumer	19,795	50	27	—	77	19,872	—
Total	$879,366	$3,264	$637	$497	$4,398	$883,764	$—

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

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	June 30, 2017	December 31, 2016
Non-accrual loans
Commercial	$467	$496
Commercial loans secured by real estate	166	178
Real estate – mortgage	1,043	929
Consumer	8	—
Total	1,684	1,603
Other real estate owned
Real estate – mortgage	—	21
Total	—	21
TDR’s not in non-accrual	678	—
Total non-performing assets including TDR	$2,362	$1,624
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.26%	0.18%

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income due in accordance with original terms	$17	$20	$33	$79
Interest income recorded	—	—	—	—
Net reduction in interest income	$17	$20	$33	$79

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)  – (continued)

The following table details the loans modified as TDRs during the three and six month periods ended June 30, 2017 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan	2	$678	Extension of maturity date with interest only period

The Company had no loans modified as TDRs during the three and six month periods ending June 30, 2016.

In all instances where loans have been modified in troubled debt restructurings the pre-and post-modified balances are the same. The specific ALL reserve for loans modified as TDR’s was $467,000 and $523,000 as of June 30, 2017 and 2016, respectively. All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed.

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

The Company had no loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2017 and 2016 (six month periods) and April 1, 2017 and 2016 (three month periods), respectively, and that subsequently defaulted during these reporting periods.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.

Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in the other assets on the Consolidated Balance Sheet. As of June 30, 2017 and December 31, 2016, a total of $-0-and $21,000, respectively of residential real estate foreclosed assets were included in other assets. As of June 30, 2017, the Company had initiated formal foreclosure procedures on $312,000 of consumer residential mortgages.

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At June 30, 2017
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$42,101	0.95%
Advances	2017	7,000	1.13
	2018	12,000	1.48
	2019	12,500	1.51
	2020	12,542	1.67
	2021 and over	1,000	1.60
Total advances		45,042	1.45
Total FHLB borrowings		$87,143	1.21%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Federal Home Loan Bank Borrowings  – (continued)

	At December 31, 2016
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$12,754	0.74%
Advances	2017	12,000	1.06
	2018	12,000	1.48
	2019	12,500	1.51
	2020	8,042	1.59
	2021 and over	1,000	1.60
Total advances		45,542	1.37
Total FHLB borrowings		$58,296	1.23%

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

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(127)	$(11,356)	$(11,483)	$1,506	$(8,030)	$(6,524)
Other comprehensive income before reclassifications	178	262	440	325	174	499
Amounts reclassified from accumulated other comprehensive loss	(21)	—	(21)	(40)	—	(40)
Net current period other comprehensive income	157	262	419	285	174	459
Ending balance	$30	$(11,094)	$(11,064)	$1,791	$(7,856)	$(6,065)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss  – (continued)

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(171)	$(11,406)	$(11,577)	$808	$(8,363)	$(7,555)
Other comprehensive income before reclassifications	240	312	552	1,060	507	1,567
Amounts reclassified from accumulated other comprehensive loss	(39)	—	(39)	(77)	—	(77)
Net current period other comprehensive income	201	312	513	983	507	1,490
Ending balance	$30	$(11,094)	$(11,064)	$1,791	$(7,856)	$(6,065)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended June 30, 2017	For the three months ended June 30, 2016	Affected line item in the consolidated statement of operations
Realized (gains) and losses on sale of securities
	$(32)	$(60)	Net realized gains on investment securities
	11	20	Provision for income tax expense
	$(21)	$(40)	Net of tax
Total reclassifications for the period	$(21)	$(40)	Net income

(1)	Amounts in parentheses indicate credits.

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the six months ended June 30, 2017	For the six months ended June 30, 2016	Affected line item in the consolidated statement of operations
Realized (gains) and losses on sale of securities
	$(59)	$(117)	Net realized gains on investment securities
	20	40	Provision for income tax expense
	$(39)	$(77)	Net of tax
Total reclassifications for the period	$(39)	$(77)	Net income

(1)	Amounts in parentheses indicate credits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier I capital (as defined in the regulations) to risk-weighted assets (RWA) (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2017, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.27% at June 30, 2017 (in thousands, except ratios).

	AT JUNE 30, 2017
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$125,923	13.13%	$109,174	11.45%	9.25%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	95,397	9.94	97,949	10.27	5.75	6.50
Tier 1 Capital (To Risk Weighted Assets)	107,245	11.18	97,949	10.27	7.25	8.00
Tier 1 Capital (To Average Assets)	107,245	9.24	97,949	8.57	4.00	5.00

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital  – (continued)

	AT DECEMBER 31, 2016
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$125,131	13.15%	$107,618	11.35%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	95,028	9.99	96,796	10.21	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	106,868	11.23	96,796	10.21	6.00	8.00
Tier 1 Capital (To Average Assets)	106,868	9.35	96,796	8.61	4.00	5.00

*	Applies to the Bank only.

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

To accommodate the needs of our customers and support the Company’s asset/liability positioning, we entered into interest rate swap agreements with customers and PNC in the first six months of 2017. These arrangements involve the exchange of interest payments based on the notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into an offsetting fixed rate swaps with PNC. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay PNC the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. The Company received $96,000 in fees on the transactions.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. DERIVATIVE HEDGING INSTRUMENTS  – (continued)

The following table summarizes the interest rate swap transactions that impacted the Company’s first six months 2017 performance.

START DATE	MATURITY DATE	HEDGE TYPE	NOTIONAL AMOUNT	RATE RECEIVED	RATE PAID	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
01/12/17	01/12/27	FAIR VALUE	$4,934,849	4.50%	3.21%	MONTHLY	$30,361
01/12/17	01/12/27	FAIR VALUE	4,934,849	3.21	4.50	MONTHLY	(30,361)
04/07/17	04/07/27	FAIR VALUE	2,487,002	4.35	3.17	MONTHLY	6,972
04/07/17	04/07/27	FAIR VALUE	2,487,002	3.17	4.35	MONTHLY	(6,972)
05/19/17	02/01/27	FAIR VALUE	3,576,176	4.39	3.26	MONTHLY	4,827
05/19/17	02/01/27	FAIR VALUE	3,576,176	3.26	4.39	MONTHLY	(4,827)
							—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors. The Company had no caps or floors outstanding at June 30, 2017.

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

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and local business commercial loans. Commercial banking to businesses includes commercial loans, and CRE loans. The trust segment contains our wealth management businesses which include the Trust Company and West Chester Capital Advisors (WCCA), our registered investment advisory firm and Financial Services. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial Services include the sale of mutual funds, annuities, and insurance products. The wealth management businesses also includes the union collective investment funds, primarily the ERECT fund which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management. Inter-segment revenues were not material.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Results  – (continued)

The contribution of the major business segments to the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three months ended June 30, 2017		Six months ended June 30, 2017
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Retail banking	$6,452	$748	$12,695	$1,365
Commercial banking	4,822	1,411	9,547	2,883
Trust	2,255	289	4,581	656
Investment/Parent	(875)	(1,059)	(1,886)	(2,167)
Total	$12,654	$1,389	$24,937	$2,737

	Three months ended June 30, 2016		Six months ended June 30, 2016
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Retail banking	$6,593	$895	$12,890	$1,478
Commercial banking	4,731	1,367	9,366	532
Trust	2,202	400	4,379	545
Investment/Parent	(1,298)	(1,300)	(2,412)	(2,460)
Total	$12,228	$1,362	$24,223	$95

16. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $165.1 million and $160.5 million along with standby letters of credit of $9.4 million and $8.5 million as of June 30, 2017 and December 31, 2016, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$390	$368	$780	$736
Interest cost	326	344	652	688
Expected return on plan assets	(631)	(563)	(1,262)	(1,126)
Recognized net actuarial loss	367	314	734	628
Net periodic pension cost	$452	$463	$904	$926

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

The following tables present the assets reported on the Consolidated Balance Sheets at their fair value as of June 30, 2017 and December 31, 2016, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Disclosures about Fair Value Measurements  – (continued)

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2017 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$4,405	$—	$4,405	$—
US Agency mortgage-backed securities	84,304	—	84,304	—
Taxable municipal	6,850	—	6,850	—
Corporate bonds	35,144	—	35,144	—
Fair value swap asset	76	—	—	76
Fair value swap liability	(76)	—	—	(76)

	Fair Value Measurements at December 31, 2016 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$398	$—	$398	$—
US Agency mortgage-backed securities	89,184	—	89,184	—
Taxable municipal	3,622	—	3,622	—
Corporate bonds	33,873	—	33,873	—

Assets Measured on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At June 30, 2017, impaired loans with a carrying value of $1.3 million were reduced by a specific valuation allowance totaling $497,000 resulting in a net fair value of $814,000. At December 31, 2016, impaired loans with a carrying value of $674,000 were reduced by a specific valuation allowance totaling $527,000 resulting in a net fair value of $147,000.

Other real estate owned is measured at fair value based on appraisals, less estimated cost to sell. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements at June 30, 2017 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$814	$—	$—	$814

	Fair Value Measurements at December 31, 2016 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$147	$—	$—	$147
Other real estate owned	21	—	—	21

June 30, 2017	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$814	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	40% to 77% (42%)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Disclosures about Fair Value Measurements  – (continued)

December 31, 2016	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$147	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	40% to 99% (45%)
Other real estate owned	21	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	20% to 77% (42%) 3% to 199% (37%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at June 30, 2017 and December 31, 2016, were as follows (in thousands):

	June 30, 2017
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$30,466	$30,466	$30,466	$—	$—
Investment securities – AFS	130,703	130,703	—	130,703	—
Investment securities – HTM	37,664	37,715	—	34,775	2,940
Regulatory stock	6,427	6,427	6,427	—	—
Loans held for sale	4,630	4,699	4,699	—	—
Loans, net of allowance for loan loss and unearned income	882,855	881,765	—	—	881,765
Accrued interest income receivable	3,331	3,331	3,331	—	—
Bank owned life insurance	37,573	37,573	37,573	—	—
Fair value swap asset	76	76	—	—	76
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$696,695	$696,695	$696,695	$—	$—
Deposits with stated maturities	259,680	260,951	—	—	260,951
Short-term borrowings	42,101	42,101	42,101	—	—
All other borrowings	65,411	69,063	—	—	69,063
Accrued interest payable	1,492	1,492	1,492	—	—
Fair value swap liability	76	76	—	—	76

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Disclosures about Fair Value Measurements  – (continued)

	December 31, 2016
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$34,073	$34,073	$34,073	$—	$—
Investment securities – AFS	127,077	127,077	—	127,077	—
Investment securities – HTM	30,665	30,420	—	27,473	2,947
Regulatory stock	5,484	5,484	5,484	—	—
Loans held for sale	3,094	3,158	3,158	—	—
Loans, net of allowance for loan loss and unearned income	873,832	869,960	—	—	869,960
Accrued interest income receivable	3,116	3,116	3,116	—	—
Bank owned life insurance	37,903	37,903	37,903	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$708,062	$708,062	$708,062	$—	$—
Deposits with stated maturities	259,724	261,446	—	—	261,446
Short-term borrowings	12,754	12,754	12,754	—	—
All other borrowings	65,891	69,348	—	—	69,348
Accrued interest payable	1,640	1,640	1,640	—	—

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)

.....2017 SECOND QUARTER SUMMARY OVERVIEW.....As our nation’s economy finished the second quarter of 2017 it would not be too surprising to conclude that thus far it has been a year filled with uncertainty. Triple digit days in the equity markets have not been unusual. Central banks and bankers changing their minds about economic conditions have been commonplace. Disagreements about the best course of action for the future have also occurred frequently. Therefore, AmeriServ has continued its diligent focus on improving the earnings power of our franchise and returning capital to our shareholders during this same period of uncertainty throughout the world around us.

For the second quarter of 2017, AmeriServ reported a fifth consecutive quarter of profitability and the highest level of absolute net income since the fourth quarter of 2015. Net income was $1,389,000 or $.07 per common share. This represents the highest level of earnings per share since the third quarter of 2015, almost two years ago. This improvement resulted from a 3% increase in total revenue over the first quarter of 2017 to a level higher than every quarter since the third quarter of 2015. Net interest income was 2% above the first quarter of 2017, and also above every quarter since the third quarter of 2015. Loans outstanding on average in the second quarter 2017 were above $900 million for the first time in the history of AmeriServ. This company has now completed four full years with a ratio of 90% of its deposits lent to small and mid-sized businesses and consumers. Banks in a similar asset size peer group to AmeriServ have averaged 8 – 10% less in lending assets than AmeriServ throughout this four year period. This company has been an active lender in all of its markets but has also maintained careful loan underwriting standards and loan monitoring procedures. This kind of careful lending has enabled the company to consistently report a lower level of troubled loans than our peer banks. It is our practice to take swift but supportive actions with endangered borrowers. We believe swift involvement is better for the borrower and for AmeriServ.

The Company’s Board and Management team does not forget that commercial bank lending is a constant balancing of risk and reward. This is why our allowance for loan losses closed the second quarter of 2017 at 440% of all of our troubled loans.

While focusing on the second quarter of 2017 we should also note that non-interest income was 5% above the first quarter of 2017. The AmeriServ Trust and Financial Services Company provides the strength that permits this franchise to, year in and year out, outperform our peer companies in non-interest income.

On yet another front during the third quarter of 2016, AmeriServ announced a cash dividend increase in recognition of these positive events. Then, in January of 2017, the company announced a stock repurchase program available to all shareholders. These actions were part of an 89% return of earnings to every shareholder during the first six months of 2017.

Are there challenges? Yes, there are. Unfortunately, AmeriServ is and always has been a higher expense company than our peers. During the second quarter of 2017 AmeriServ non-interest expenses were 2.3% above the first quarter of 2017. Our overhead expenses have a history of exceeding our peers but we continuously work on expense rationalization so that we stop doing unnecessary things and seek out ways to improve our productivity wherever possible. For example, the impact of decisions to consolidate a branch office and to close a loan production office resulted in a lower level of non-interest expenses than in the first six months of either of 2016 or 2015. This remains a top strategic priority for the company.

Overall, we believe our second quarter results, which show the third consecutive quarter of improved profitability, tell us that we have been managing successfully thus far in this period of uncertainty. We know the rules — good asset quality, growth in revenue and effective expense rationalization. Now the job is to execute, exercise discipline, and maintain a positive attitude to customers every day in order to continue to move our business ahead.

THREE MONTHS ENDED JUNE 30, 2017 VS. THREE MONTHS ENDED JUNE 30, 2016

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended June 30, 2017	Three months ended June 30, 2016
Net income	$1,389	$1,362
Net income available to common shareholders	1,389	1,362
Diluted earnings per share	0.07	0.07
Return on average assets (annualized)	0.48%	0.48%
Return on average equity (annualized)	5.81%	5.60%

The Company reported net income available to common shareholders of $1,389,000, or $0.07 per diluted common share in the second quarter of 2017. This earnings performance was consistent with the second quarter of 2016 where the net income available to common shareholders totaled $1,362,000, or $0.07 per diluted common share. The improved earnings in the second quarter of 2017 resulted from growth in total revenue which more than offset an increase in non-interest expense and a controlled loan loss provision due to strong asset quality. The balance sheet is well positioned for higher interest rates as demonstrated in the form of increased net interest income in the second quarter of 2017. Additionally, while the Company benefited from several profitability improvement initiatives that were executed in 2016, certain unusual items and additional investments in our infrastructure caused non-interest expense to increase in the second quarter of 2017.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company's earnings, and it is effected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company's net interest income performance for the second quarter of 2017 to the second quarter of 2016 (in thousands, except percentages):

	Three months ended June 30, 2017	Three months ended June 30, 2016	$ Change	% Change
Interest income	$11,051	$10,389	$662	6.4%
Interest expense	2,152	1,903	249	13.1
Net interest income	$8,899	$8,486	$413	4.9
Net interest margin	3.27%	3.23%	0.04	N/M

N/M — not meaningful

The Company’s net interest income in the second quarter of 2017 increased by $413,000, or 4.9%, when compared to the second quarter of 2016. The Company’s net interest margin of 3.27% for the second quarter of 2017 was four basis points higher than the net interest margin of 3.23% for the second quarter 2016. The improvement in net interest income is a result of a higher level of total earning assets and the improved net interest margin performance. The Company continues to grow earning assets while also controlling its cost of funds through disciplined deposit pricing. Specifically, the earning asset growth occurred in, both, the investment securities portfolio and the loan portfolio. Total investment securities averaged $173 million in the second quarter of 2017 which is $28.1 million or 19.4% higher than the $145 million average for the second quarter of 2016 while total loans averaged $900 million in the second quarter of 2017 which is $11.3 million, or 1.3%, higher than the $889 million average for the second quarter of 2016. The growth in the investment securities portfolio is the result of management electing to diversify the mix of the investment securities portfolio through purchases of high quality corporate and taxable municipal securities. This revised strategy for securities purchases was facilitated by the increase in national interest rates that resulted in improved opportunities to purchase additional securities and grow the portfolio. As a result, interest on investments increased between years by $293,000 or 29.9%. The growth in the loan portfolio reflects the successful results of the Company’s business development efforts, with an emphasis on generating commercial loans and commercial real estate loans particularly through its loan production offices. Loan interest income increased by $369,000, or 3.9% in the second quarter of 2017 when compared to the second quarter of 2016. The higher loan interest income also reflects the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate by 25 basis points in December 2016, March 2017, and again in June of 2017. Overall, total interest income increased by $662,000, or 6.4%, between years.

Total interest expense for the second quarter of 2017 increased by $249,000, or 13.1%, due to a higher level of deposit and borrowings interest expense. The Company experienced growth in average deposits which we believe reflects the loyalty of our core deposit base that provides a strong foundation upon which this growth builds. Management’s ability to acquire new core deposit funding from outside of our traditional market areas as well as our ongoing efforts to offer new loan customers deposit products were the primary reasons for this growth. Specifically, total deposits averaged $975 million for the second quarter of 2017 which is $19.7 million, or 2.1%, higher than the $955 million average for the second quarter of 2016. Deposit interest expense in 2017 increased by $174,000, or 13.1%, due to the higher balance of deposits along with indexed money market accounts repricing upward after the Federal Reserve interest rate increases. The Company experienced a $75,000 increase in the interest cost for borrowings in the second quarter of 2017 as total average FHLB borrowings increased by $17.2 million or 32.6% since the second quarter of last year. The higher level of borrowings interest expense also results from the immediate impact that the increases in the Federal Funds Rate had on the cost of overnight borrowed funds.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2017 and June 30, 2016 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended June 30 (In thousands, except percentages)

	2017			2016
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$900,156	$9,788	4.32%	$888,839	$9,416	4.21%
Interest bearing deposits	1,030	3	1.03	1,065	2	0.60
Short-term investment in money market funds	7,285	27	1.46	10,208	13	0.52
Investment securities – AFS	135,168	945	2.80	120,352	778	2.59
Investment securities – HTM	37,740	298	3.16	24,456	187	3.06
Total investment securities	172,908	1,243	2.87	144,808	965	2.67
Total interest earning assets/interest income	1,081,379	11,061	4.07	1,044,920	10,396	3.96
Non-interest earning assets:
Cash and due from banks	22,231			19,235
Premises and equipment	12,013			11,969
Other assets	67,628			68,640
Allowance for loan losses	(10,281)			(9,652)
TOTAL ASSETS	$1,172,970			$1,135,112
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$130,744	$148	0.45%	$108,615	$78	0.29%
Savings	98,119	41	0.17	96,551	39	0.16
Money markets	274,116	333	0.48	275,888	290	0.42
Time deposits	290,910	982	1.34	290,482	923	1.27
Total interest bearing deposits	793,889	1,504	0.76	771,536	1,330	0.69
Short-term borrowings	24,127	67	1.10	3,682	5	0.55
Advances from Federal Home Loan Bank	45,824	171	1.49	49,081	159	1.30
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Subordinated debt	7,650	130	6.80	7,650	129	6.73
Total interest bearing liabilities/interest expense	884,575	2,152	0.98	845,034	1,903	0.90
Non-interest bearing liabilities:
Demand deposits	180,885			183,547
Other liabilities	11,646			8,752
Shareholders' equity	95,864			97,779
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,172,970			$1,135,112
Interest rate spread			3.09			3.06
Net interest income/Net interest margin		8,909	3.27%		8,493	3.23%
Tax-equivalent adjustment		(10)			(7)
Net Interest Income		$8,899			$8,486

.....PROVISION FOR LOAN LOSSES.....The Company recorded a $325,000 provision for loan losses in the second quarter of 2017 compared to a $250,000 provision for loan losses in the second quarter of 2016, or an increase of $75,000 between periods. The provision recorded in the second quarter of 2017 supported the continuing loan growth and a higher level of criticized loans due to the downgrade of two larger dollar CRE loans ($4 to $7 million) during the quarter. The downgrades were necessary due to the loans recently experiencing delinquency. It is believed that the Company’s loss exposure to these credits is limited since the loans are secured and have low loan to value ratios. The provision more than covered the low level of net loan charge-offs incurred in the second quarter of 2017. The Company experienced net loan charge-offs of $14,000, or 0.01% of total loans, in the second quarter of 2017 compared to net loan charge-offs of $24,000, or 0.01% of total loans, in the second quarter of 2016. Overall, the Company continued to maintain strong asset quality as its non-performing assets totaled $2.4 million, or only 0.26% of total loans, at June 30, 2017. In summary, the allowance for loan losses provided a strong 440% coverage of non-performing loans, and 1.16% of total loans, at June 30, 2017, compared to 620% coverage of non-performing loans, and 1.12% of total loans, at December 31, 2016.

.....NON-INTEREST INCOME.....Non-interest income for the second quarter of 2017 totaled $3.8 million and increased $13,000, or 0.3%, from the second quarter 2016 performance. Factors contributing to this higher level of non-interest income for the quarter included:

*	a $141,000 increase in bank owned life insurance due to the receipt of a death claim during the quarter;
*	a $43,000 decrease in trust and investment advisory fees due to a lower level of fee income as the loss of certain client accounts through normal attrition more than offset new business development activities;
*	a $28,000 decrease in gains realized on the sale of investment securities in the second quarter of 2017 as the Company sold certain lower coupon mortgage backed securities to reinvest in the portfolio. The total volume sold in 2017 was lower than the volume sold in 2016. Also, the increases to national interest rates experienced since last year unfavorably impacted the market value of the existing securities portfolio and resulted in a lower level of gains recognized from security sales.
*	a $24,000 decrease in other income after the Company benefited last year from funds received from our debit card vendor from a branding agreement; and
*	a $19,000 decrease in services charges on deposit accounts due to a reduced level of overdraft fee income;

.....NON-INTEREST EXPENSE.....Non-interest expense for the second quarter of 2017 totaled $10.3 million and increased by $278,000, or 2.8%, from the prior year’s second quarter. Factors contributing to the higher non-interest expense in the quarter included:

*	a $223,000 or 18.7% increase in professional fees that was attributable to higher legal costs and additional professional services expenses that were related to technology improvements;
*	a $111,000, or 1.9%, increase in salaries and employee benefits due to higher health care costs, employee incentives earned and additional investment in personnel, particularly within our wealth management division;
*	a $36,000 decrease in FDIC insurance expense; and
*	a $26,000 decrease in occupancy and equipment expenses which is reflective of the Company’s ongoing efforts to become more efficient by reducing and controlling non-interest expenses.

SIX MONTHS ENDED JUNE 30, 2017 VS. SIX MONTHS ENDED JUNE 30, 2016

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Six months ended June 30, 2017	Six months ended June 30, 2016
Net income	$2,737	$95
Net income available to common shareholders	2,737	80
Diluted earnings per share	0.15	0.00
Return on average assets (annualized)	0.47%	0.02%
Return on average equity (annualized)	5.77%	2.66%

The Company reported net income available to common shareholders of $2,737,000, or $0.15 per diluted common share in the first six months of 2017. This earnings performance represents a significant improvement of $2.7 million from the six month period of 2016 where net income available to common shareholders totaled $80,000, which rounds to $0.00 per diluted common share. The improved earnings in the first half of 2017 resulted from growth in total revenue, a reduction in non-interest expense and a controlled loan loss provision due to strong asset quality. The balance sheet is well positioned for higher interest rates as demonstrated in the form of increased net interest income in the first six months of 2017. Additionally, the Company benefitted from several profitability improvement initiatives that were executed in 2016.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company's earnings, and it is effected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company's net interest income performance for the first six months of 2017 to the first six months of 2016 (in thousands, except percentages):

	Six months ended June 30, 2017	Six months ended June 30, 2016	$ Change	% Change
Interest income	$21,799	$20,811	$988	4.7%
Interest expense	4,179	3,767	412	10.9
Net interest income	$17,620	$17,044	$576	3.4
Net interest margin	3.27%	3.27%	—	N/M

N/M — not meaningful

The Company’s net interest income in the first six months of 2017 increased by $576,000, or 3.4%, when compared to the first six months of 2016. The Company’s net interest margin of 3.27% for the first half of 2017 matched the net interest margin achieved in the first six months 2016. The improvement in net interest income is a result of a higher volume of total earning assets. The Company continues to grow earning assets while also controlling its cost of funds through disciplined deposit pricing. Specifically, the earning asset growth occurred in, both, the investment securities portfolio and the loan portfolio. Total investment securities averaged $171 million in the first six months of 2017 which is $27.1 million or 18.9% higher than the $143 million average for the first six months of 2016 while total loans averaged $895 million in the first half of 2017 which is $10.1 million, or 1.1%, higher than the $885 million average for the first half of 2016. The growth in the investment securities portfolio is the result of management electing to diversify the mix of the investment securities portfolio through purchases of high quality corporate and taxable municipal securities. This revised strategy for securities purchases was facilitated by the increase in national interest rates that resulted in improved opportunities to purchase additional securities and grow the portfolio. As a result, interest on investments increased between years by $528,000 or 27.3%. The growth in the loan portfolio reflects the successful results of the Company’s business development efforts. The higher loan interest income also reflects the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate by 25 basis points in

December 2016, March 2017, and again in June of 2017. Loan interest income increased by $460,000, or 2.4% in the first half of 2017 when compared to last year. Overall, total interest income increased by $988,000, or 4.7%, between years.

Total interest expense for the first six months of 2017 increased by $412,000, or 10.9%, due to higher levels of both deposit and borrowings interest expense. The Company experienced growth in deposits which we believe reflects the loyalty of our core deposit base that provides a strong foundation upon which this growth builds. Management’s ability to acquire new core deposit funding from outside of our traditional market areas as well as our ongoing efforts to offer new loan customers deposit products were the primary reasons for this growth. Specifically, total deposits averaged $975 million for the first half of 2017 which is $42.9 million, or 4.6%, higher than the $933 million average for the first half of 2016. Deposit interest expense in 2017 increased by $356,000, or 13.8%, due to the higher balance of deposits along with money market accounts repricing upward after the previously mentioned Federal Reserve actions to increase the overnight fed funds interest rate. As a result of the strong deposit growth, the Company’s loan to deposit ratio averaged 91.8% in the first six months of 2017 which indicates that the Company has ample room to further grow its loan portfolio in 2017. The Company experienced a $56,000 increase in the interest cost for borrowings in the first six months of 2017 due to the immediate impact that the increases in the Federal Funds Rate had on the cost of overnight borrowed funds. In the first half of 2017, total average borrowed funds of $62 million decreased slightly by $3.5 million, or 5.3%.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 2017 and June 30, 2016 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Six months ended June 30 (In thousands, except percentages)

	2017			2016
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$895,032	$19,354	4.31%	$884,951	$18,889	4.24%
Interest bearing deposits	1,030	5	0.91	2,275	9	0.73
Short-term investment in money market funds	7,613	51	1.32	9,082	23	0.51
Investment securities – AFS	134,655	1,846	2.74	120,282	1,545	2.57
Investment securities – HTM	35,930	563	3.13	23,202	360	3.10
Total investment securities	170,585	2,409	2.82	143,484	1,905	2.66
Total interest earning assets/interest income	1,074,260	21,819	4.06	1,039,792	20,826	4.00
Non-interest earning assets:
Cash and due from banks	22,280			18,987
Premises and equipment	11,909			12,030
Other assets	67,710			68,195
Allowance for loan losses	(10,167)			(9,769)
TOTAL ASSETS	$1,165,992			$1,129,235
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$129,138	$270	0.42%	$104,954	$147	0.28%
Savings	97,686	81	0.17	95,927	78	0.16
Money markets	276,464	667	0.49	270,161	568	0.42
Time deposits	289,869	1,922	1.34	279,143	1,791	1.29
Total interest bearing deposits	793,157	2,940	0.75	750,185	2,584	0.69
Short-term borrowings	16,495	86	1.04	16,565	47	0.56
Advances from Federal Home Loan Bank	45,679	333	1.47	49,108	318	1.30
Guaranteed junior subordinated deferrable interest debentures	13,085	560	8.57	13,085	560	8.57
Subordinated debt	7,650	260	6.80	7,650	258	6.73
Total interest bearing liabilities/interest expense	876,066	4,179	0.96	836,593	3,767	0.90
Non-interest bearing liabilities:
Demand deposits	182,209			182,322
Other liabilities	12,130			9,061
Shareholders' equity	95,587			101,259
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,165,992			$1,129,235
Interest rate spread			3.10			3.10
Net interest income/Net interest margin		17,640	3.27%		17,059	3.27%
Tax-equivalent adjustment		(20)			(15)
Net Interest Income		$17,620			$17,044

.....PROVISION FOR LOAN LOSSES.....The Company recorded a $550,000 provision for loan losses in the first six months of 2017 compared to a $3.4 million provision for loan losses in the first six months of 2016, or a decrease of $2.8 million between periods. Both, the loan loss provision and net charge-offs were at more typical levels this year than the substantially higher levels that were necessary last year to resolve a troubled loan exposure to the energy industry. The provision recorded in the first six months of 2017 supported the continuing loan growth and a higher level of criticized loans. The provision more than covered the low level of net loan charge-offs incurred. The Company experienced net loan charge-offs of $91,000, or 0.02% of total loans, in the first half of 2017 compared to net loan charge-offs of $3.5 million, or 0.80% of total loans, in the first half of 2016. Overall, the Company continued to maintain strong asset quality as its non-performing assets totaled $2.4 million, or only 0.26% of total loans, at June 30, 2017.

.....NON-INTEREST INCOME.....Non-interest income for the first six months of 2017 totaled $7.3 million and increased $138,000, or 1.9%, from the first six months 2016 performance. Factors contributing to this higher level of non-interest income for the quarter included:

*	a $115,000 increase in bank owned life insurance due to the receipt of a death claim during the period;
*	a $88,000 increase in other income primarily due to an increase in revenue from our Financial Services business unit as wealth management continues to be an important strategic focus of the Company;
*	a $48,000 increase in trust and investment advisory fees due to a higher level of fee income that resulted from new business development activities and the effective management of client accounts as asset market values improved;
*	a $60,000 decrease in services charges on deposit accounts due to a reduced level of overdraft fee income; and
*	a $58,000 decrease in gains realized on the sale of investment securities in the first half of 2017 as the Company sold certain lower coupon mortgage backed securities to reinvest in the portfolio. The increases to national interest rates experienced since last year unfavorably impacted the market value of the existing securities portfolio and resulted in a lower level of gains recognized from security sales

.....NON-INTEREST EXPENSE.....Non-interest expense for the first half of 2017 totaled $20.4 million and decreased by $348,000, or 1.7%, from the prior year’s first six months. Factors contributing to the lower non-interest expense in the quarter included:

*	a $114,000 decrease in occupancy expenses which is reflective of the Company’s ongoing efforts to become more efficient by reducing and controlling non-interest expenses by consolidating one branch office and closing an unprofitable loan production office.;
*	a $132,000 decrease in other expenses due to lower costs for check card and ATM processing, software related expense and a credit recognized to the Company’s unfunded commitment reserve;
*	a $55,000 decrease in FDIC insurance expense due to a change in the calculation formula that benefitted smaller community banks;
*	a $45,000, or 0.4%, decrease in salaries and employee benefits as there were seven fewer full time equivalent employees in the first half of 2017 due to the previously disclosed branch consolidation in the State College market and closure of an unprofitable loan production office in Harrisonburg, Virginia.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $1.2 million, or an effective tax rate of 31.3%, in the first six months of 2017. This compares to the income tax expense of $28,000, or an effective tax rate of 22.8% for the first six months of 2016. The higher income tax expense and effective tax rate was due to the Company’s increased earnings in the first half of 2017.

.....SEGMENT RESULTS.....Retail banking’s net income contribution was $748,000 in the second quarter of 2017 and $1.4 million for the first six months of 2017 which was down by $147,000 and $113,000 from the net income contribution for the same 2016 periods. These decreases to both time periods reflects a higher volume of fixed rate residential mortgage loans being sold in the secondary market resulting in a lower volume held on our balance sheet. The loan sales have more than offset residential mortgage loan originations increasing between years. Interest expense is also higher between years due to higher deposit totals and certain indexed money market accounts repricing upward with the increases to the fed funds rate. Favorably impacting the retail segments income in both time periods was the higher level of BOLI income and a lower level of non-interest expense due to the Company’s focus on reducing and controlling costs which resulted in lower employee and occupancy expenses due to the State College branch consolidation. Finally, FDIC insurance expense is lower in 2017.

The commercial banking segment reported net income of $1.4 million in the second quarter of 2017 and $2.9 million for the first half of 2017 which was $44,000 and $2.4 million higher when compared to the same of 2016 results. The higher level of income for the first six months of 2017 was due to the lower level of provision for loan losses. The higher loan loss provision that was required to resolve the troubled energy sector loan had a significant negative impact to reported net income in 2016. Strong growth in commercial and commercial real estate loans over the past year also contributed to the higher level of net income for both the six month and quarterly time periods. In addition to the growth experienced in the commercial and CRE portfolios which contributed to the higher level of income quarter versus quarter, the commercial banking segments also benefitted from a lower level of non-interest expense due to the closure of the Harrisonburg, Virginia loan production office and additional operation efficiencies. The higher level of income from these factors during the quarter were slightly offset by a higher loan loss provision due to an increase in criticized loans because of the rating downgrade of two CRE loan relationships. The downgrades were necessary due to the loans recently experiencing delinquency (see more detailed discussion under loan quality).

The trust segment reported net income of $289,000 in the second quarter of 2017 and $656,000 for the first six months of 2017 which was $111,000 lower than the 2016 quarter but $111,000 higher than the first half of 2016 period result. The increase in six month total income occurred as expenses returned to a more normal level after additional costs were necessary in 2016 to address a trust operations trading error. Also, the higher level of net income results from continued effective management of existing customer accounts as asset market values have improved. Finally, income from the Financial Services business unit increased as wealth management continues to be an important strategic focus of the Company. The quarter to quarter decrease is due to additional legal expense and costs associated with professional services related to technology improvements. Additionally, additional investment in talent, particularly within our wealth management division contributed to higher salaries and benefits expense.

The investment/parent segment reported a net loss of $1.1 million in the second quarter of 2017 and a net loss of $2.2 million for the first six months of 2017, which resulted in a lower loss by $241,000 and $293,000 from the 2016 results for the same periods. The decreased loss between years is reflective of the higher level of investment securities on the Company’s balance sheet resulting from the Company’s strategic decision to purchase more high quality corporate and taxable municipal securities in 2017. Even with this improvement, this segment continues to feel the most earnings pressure from the continued low interest rate environment.

.....BALANCE SHEET.....The Company's total consolidated assets were $1.172 billion at June 30, 2017, which increased by $18.2 million, or 1.6%, from the December 31, 2016 asset level. The increase was driven by the growth in loans and investment securities. Specifically, total loans grew by $11.0 million, or 1.2%, during the period and was complemented by an additional $10.6 million, or 6.7%, growth in investment securities.

Total deposits decreased by $11.4 million, or 1.2% in the first six months of 2017. Total FHLB borrowings have increased by $28.8 million since year-end 2016. The FHLB term advances declined by $500,000 and now total $45 million as the Company has utilized these advances to help manage interest rate risk and favorably position our balance sheet for a rising rate environment. The Company’s total shareholders’

equity increased by $882,000 over the first six months of 2017 due to the retention of earnings more than offsetting our common dividend payment to shareholders and the impact of our common stock buyback program.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.13%, and a common equity tier 1 capital ratio of 9.94% at June 30, 2017. (See the discussion of the new Basel III capital requirements under the “Capital Resources” section.) The Company’s book value per common share was $5.21, its tangible book value per common share was $4.57, and its tangible common equity to tangible assets ratio was 7.27% at June 30, 2017.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	June 30, 2017	December 31, 2016	June 30, 2016
Total accruing loan delinquency (past due 30 to 89 days)	$14,135	$3,278	$2,861
Total non-accrual loans	1,684	1,603	2,162
Total non-performing assets including TDR*	2,362	1,624	2,230
Accruing loan delinquency, as a percentage of total loans, net of unearned income	1.58%	0.37%	0.32%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.19	0.18	0.24
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.26	0.18	0.25
Non-performing assets as a percentage of total assets	0.20	0.14	0.20
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.02	0.44	0.80
Annualized provision for loan losses	0.12	0.44	0.76
Total classified loans (loans rated substandard or doubtful)	$9,897	$6,039	$5,052

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

Overall, the Company continued to maintain strong asset quality in the first half of 2017 as evidenced by low levels of non-accrual loans and non-performing assets. However, loan delinquency levels and classified loans increased during the second quarter of 2017 due primarily to two larger dollar CRE loans ($4 to $7 million) that have been paying late. The delinquency does not relate to cash flow underperformance on these specific properties but rather appears to be related to cash flow difficulties that the borrowers are experiencing on a broader basis. We are actively working with each borrower and taking the necessary steps to ensure that the cash flow generated from these properties is being appropriately applied to the debt service on these loans. In the event that either of these loan relationships would move into non-performing status, it is believed that the Company’s loss exposure to these credits is limited since the loans are secured and have low loan to value ratios.

We also continue to closely monitor the loan portfolio given the slow recovery in the economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2017, the 25 largest credits represented 30.2% of total loans outstanding, which represents a decrease from the second quarter 2016 when it was 32.5%.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30, 2017	December 31, 2016	June 30, 2016
Allowance for loan losses	$10,391	$9,932	$9,746
Allowance for loan losses as a percentage of each of the following total loans, net of unearned income	1.16%	1.12%	1.09%
total accruing delinquent loans (past due 30 to 89 days)	73.51	302.99	340.65
total non-accrual loans	617.04	619.59	450.79
total non-performing assets	439.92	611.58	437.04

The Company recorded a $550,000 provision for loan losses in the first six months of 2017 compared to a $3.4 million provision for loan losses in the first six months of 2016 or a decrease of $2.8 million between periods. The loan loss provision was at a more typical level in 2017 and supports the continuing loan growth and the previously discussed higher level of criticized loans. The provision more than covered the low level of net loan charge-offs incurred during the quarter.

.....LIQUIDITY.....The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past five years and has been more than adequate to fund the Company’s operations. Payments and prepayments from the loan portfolios, as well as, cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth over the past few years. We strive to operate our loan to deposit ratio in a range of 80% to 100%. For the first six months of 2017, the Company’s loan to deposit ratio has averaged 91.8%. We are optimistic that we can increase the loan to deposit ratio in the future given current commercial loan pipelines, continued growth from our loan production offices and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $3.6 million from December 31, 2016 to June 30, 2017, due to $21.6 million of cash used in investing activities offset by $3.0 million of cash provided by operating activities and $15.0 million provided by financing activities. Within investing activities, cash utilized for new investment security purchases totaled $30.6 which more than exceeded cash provided from investment security maturities and sales by $10.5 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $85.6 million and was $9.5 million higher than the $76.1 million of cash received from loan principal payments and participations sold. Within financing activities, deposits decreased by $11.4 million. As a result of this deposit decline, total borrowings increased as advances of short-term borrowings and purchases of FHLB term advances increased by $33.8 million. At June 30, 2017, the Company had immediately available $378 million of overnight borrowing capacity at the FHLB and $39 million of unsecured federal funds lines with correspondent banks.

The holding company had $11.0 million of cash, short-term investments, and investment securities at June 30, 2017. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At June 30, 2017, our subsidiary Bank had $2.4 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has strong liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, its common stock dividends, and support its common stock repurchase program.

.....CAPITAL RESOURCES.....The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 ratio was 9.94%, the tier 1 capital ratio was 11.18%, and the total capital ratio was 13.13% at June 30, 2017. The Company’s tier 1 leverage was 9.24% at June 30, 2017. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2017. Capital generated from earnings will be utilized to pay the common stock cash dividend, support the stock repurchase program and will also support controlled balance sheet growth.

On January 24, 2017, the Company’s Board of Directors approved a new common stock repurchase program which calls for AmeriServ Financial, Inc. to buy back up to 5% or approximately 945,000 shares of its outstanding common stock during the next 18 months. The shares may be purchased from time to time in open market, privately negotiated, or block transactions. This common stock repurchase program does not obligate the Company to acquire any specific number of shares and may be modified, suspended or discontinued at any time. During the first six months of 2017, the Company was able to repurchase 465,956 shares of its common stock and return $1.9 million of capital to its shareholders through this program. As of June 30, 2017, the Company had approximately 18.5 million shares of its common stock outstanding.

On January 1, 2015, U.S. federal banking agencies implemented the new Basel III capital standards, which establish the minimum capital levels to be considered well-capitalized and revise the prompt corrective action requirements under banking regulations. The revisions from the previous standards include a revised definition of capital, the introduction of a minimum Common Equity Tier 1 capital ratio and changed risk weightings for certain assets. The implementation of the new rules will be phased in over a four year period ending January 1, 2019 with minimum capital requirements becoming increasingly more strict each year of the transition. The new minimum capital requirements for each ratio, both, initially on January 1, 2015 and at the end of the transition on January 1, 2019, are as follows: A common equity tier 1 capital ratio of 4.50% initially and 7.00% at January 1, 2019; a tier 1 capital ratio of 6.00% and 8.50%; a total capital ratio of 8.00% and 10.50%; and a tier 1 leverage ratio of 5.00% and 5.00%. Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer above its minimum risk-based capital requirements, which increases over the transition period, from 0.625% of total risk weighted assets in 2016 to 2.50% in 2019. The Company continues to be committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a return to our shareholders.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	2.4%	21.1%
100bp increase	1.7	12.5
100bp decrease	(2.2)	(17.9)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio, the scheduled repricing of loans tied to LIBOR or prime, and the extension of a portion of borrowed funds. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly as interest rates rise. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at approximately 1.00%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

.....OFF BALANCE SHEET ARRANGEMENTS.....The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $165.1 million and standby letters of credit of $9.4 million as of June 30, 2017. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $8.3 million, or 80%, of the total allowance for loan losses at June 30, 2017 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of June 30, 2017, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains on investment securities
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At June 30, 2017, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2017, are effective.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock purchases during the second quarter of 2017. All shares are repurchased under Board of Directors authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 – 30, 2017	21,000	$4.07	21,000	672,200
May 1 – 31, 2017	135,494	4.06	135,494	536,706
June 1 – 30, 2017	57,662	4.20	57,662	479,044
Total	214,156	$4.10	214,156

In first quarter of 2017, the Company was able to repurchase 251,800 shares at an average price of $3.94. On a year to date basis the Board of Director approved repurchase plan had a total of 465,956 shares repurchased at an average price of $4.01. This represents approximately 49% of the authorized repurchase plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on May 18, 2017 (Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on May 23, 2017).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc. Registrant
Date: August 4, 2017	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: August 4, 2017	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer