Form 10-Q
period 2017-09-30
AMERISERV FINANCIAL INC /PA/
filed 2017-11-03
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2017
Common Stock, par value $0.01	18,273,824

AmeriServ Financial, Inc.

INDEX

i

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from depository institutions	$20,267	$25,107
Interest bearing deposits	2,718	3,066
Short-term investments in money market funds	5,690	5,900
Total cash and cash equivalents	28,675	34,073
Investment securities:
Available for sale	129,446	127,077
Held to maturity (fair value $39,059 on September 30, 2017 and $30,420 on December 31, 2016)	38,997	30,665
Loans held for sale	1,780	3,094
Loans	896,648	884,240
Less: Unearned income	438	476
Allowance for loan losses	10,346	9,932
Net loans	885,864	873,832
Premises and equipment, net	12,658	11,694
Accrued interest income receivable	3,503	3,116
Goodwill	11,944	11,944
Bank owned life insurance	37,716	37,903
Net deferred tax asset	9,255	10,655
Federal Home Loan Bank stock	4,429	3,359
Federal Reserve Bank stock	2,125	2,125
Other assets	4,524	4,243
TOTAL ASSETS	$1,170,916	$1,153,780
LIABILITIES
Non-interest bearing deposits	$182,396	$188,808
Interest bearing deposits	784,525	778,978
Total deposits	966,921	967,786
Short-term borrowings	33,593	12,754
Advances from Federal Home Loan Bank	44,042	45,542
Guaranteed junior subordinated deferrable interest debentures, net	12,919	12,908
Subordinated debt, net	7,459	7,441
Total borrowed funds	98,013	78,645
Other liabilities	8,872	11,954
TOTAL LIABILITIES	1,073,806	1,058,385
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,585,403 shares issued and 18,281,224 outstanding on September 30, 2017; 26,521,291 shares issued and 18,903,472 outstanding on December 31, 2016	266	265
Treasury stock at cost, 8,304,179 shares on September 30, 2017 and 7,617,819 on December 31, 2016	(77,586)	(74,829)
Capital surplus	145,704	145,535
Retained earnings	39,450	36,001
Accumulated other comprehensive loss, net	(10,724)	(11,577)
TOTAL SHAREHOLDERS’ EQUITY	97,110	95,395
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,170,916	$1,153,780

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$9,855	$9,462	$29,189	$28,336
Interest bearing deposits	3	2	8	11
Short-term investments in money market funds	42	31	93	54
Investment securities:
Available for sale	973	779	2,819	2,324
Held to maturity	314	202	877	562
Total Interest Income	11,187	10,476	32,986	31,287
INTEREST EXPENSE
Deposits	1,618	1,391	4,558	3,975
Short-term borrowings	44	2	130	49
Advances from Federal Home Loan Bank	178	166	511	484
Guaranteed junior subordinated deferrable interest debentures	280	280	840	840
Subordinated debt	130	131	390	389
Total Interest Expense	2,250	1,970	6,429	5,737
NET INTEREST INCOME	8,937	8,506	26,557	25,550
Provision for loan losses	200	300	750	3,650
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,737	8,206	25,807	21,900
NON-INTEREST INCOME
Trust and investment advisory fees	2,045	2,035	6,292	6,234
Service charges on deposit accounts	409	433	1,168	1,252
Net gains on sale of loans	217	260	517	552
Mortgage related fees	69	132	227	293
Net realized gains on investment securities	56	60	115	177
Bank owned life insurance	143	169	594	505
Other income	690	572	2,033	1,827
Total Non-Interest Income	3,629	3,661	10,946	10,840
NON-INTEREST EXPENSE
Salaries and employee benefits	6,005	5,901	17,994	17,935
Net occupancy expense	634	656	1,947	2,083
Equipment expense	343	419	1,196	1,264
Professional fees	1,213	1,330	3,828	3,987
Supplies, postage and freight	161	181	516	530
Miscellaneous taxes and insurance	319	287	924	866
Federal deposit insurance expense	156	189	468	556
Other expense	1,283	1,393	3,643	3,885
Total Non-Interest Expense	10,114	10,356	30,516	31,106
PRETAX INCOME	2,252	1,511	6,237	1,634
Provision for income tax expense	701	446	1,949	474
NET INCOME	1,551	1,065	4,288	1,160
Preferred stock dividends	—	—	—	15
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,551	$1,065	$4,288	$1,145
PER COMMON SHARE DATA:
Basic:
Net income	$0.08	$0.06	$0.23	$0.06
Average number of shares outstanding	18,380	18,899	18,590	18,893
Diluted:
Net income	$0.08	$0.06	$0.23	$0.06
Average number of shares outstanding	18,481	18,957	18,689	18,947
Cash dividends declared	$0.015	$0.015	$0.045	$0.035

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
COMPREHENSIVE INCOME
Net income	$1,551	$1,065	$4,288	$1,160
Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	396	263	870	1,030
Income tax effect	(135)	(89)	(297)	(349)
Unrealized holding gains (losses) on available for sale securities arising during period	176	(191)	538	1,417
Income tax effect	(60)	65	(182)	(483)
Reclassification adjustment for gains on available for sale securities included in net income	(56)	(60)	(115)	(177)
Income tax effect	19	20	39	60
Other comprehensive income	340	8	853	1,498
Comprehensive income	$1,891	$1,073	$5,141	$2,658

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$4,288	$1,160
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	750	3,650
Depreciation expense	1,224	1,306
Net amortization of investment securities	346	342
Net realized gains on investment securities available for sale	(115)	(177)
Net gains on loans held for sale	(517)	(552)
Amortization of deferred loan fees	(117)	(174)
Origination of mortgage loans held for sale	(34,045)	(42,549)
Sales of mortgage loans held for sale	35,876	37,327
(Increase) decrease in accrued interest income receivable	(387)	50
Decrease in accrued interest payable	(18)	(18)
Earnings on bank owned life insurance	(427)	(505)
Deferred income taxes	975	(280)
Amortization of deferred issuance costs	29	29
Stock based compensation expense	170	89
Other, net	(2,492)	(2,000)
Net cash provided by (used in) operating activities	5,540	(2,302)
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(27,581)	(24,896)
Purchases of investment securities – held to maturity	(9,465)	(8,633)
Proceeds from sales of investment securities – available for sale	8,143	8,966
Proceeds from maturities of investment securities – available for sale	17,341	18,750
Proceeds from maturities of investment securities – held to maturity	1,054	2,166
Purchases of regulatory stock	(12,894)	(8,833)
Proceeds from redemption of regulatory stock	11,824	10,106
Long-term loans originated	(122,029)	(145,189)
Principal collected on long-term loans	112,626	120,875
Loans purchased or participated	(6,121)	(4,948)
Loans sold or participated	2,800	18,900
Proceeds from sale of other real estate owned	60	99
Proceeds from life insurance policies	614	—
Purchases of premises and equipment	(2,188)	(1,012)
Net cash used in investing activities	(25,816)	(13,649)
FINANCING ACTIVITIES
Net (decrease) increase in deposit balances	(865)	59,442
Net increase (decrease) in other short-term borrowings	20,839	(40,847)
Principal borrowings on advances from Federal Home Loan Bank	9,500	7,042
Principal repayments on advances from Federal Home Loan Bank	(11,000)	(6,000)
Preferred stock redemption	—	(21,000)
Purchase of treasury stock	(2,757)	—
Common stock dividends	(839)	(661)
Preferred stock dividends	—	(15)
Net cash provided by (used in) financing activities	14,878	(2,039)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,398)	(17,990)
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,073	48,510
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$28,675	$30,520

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.1 billion that are not reported on the Company’s consolidated balance sheet at September 30, 2017. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements  – (continued)

should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. This Update is not expected to have a significant impact on the Company’s financial statements.

4. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. The Company had 10,000 options to purchase common shares with an exercise price of $4.00 per share, outstanding at September 30, 2017, but were excluded from the computation of diluted earnings per common share because to do so would be antidilutive. For the 2016 period, options to purchase 147,968 common shares, at exercise prices ranging from $3.18 to $4.60, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator:
Net income	$1,551	$1,065	$4,288	$1,160
Preferred stock dividends	—	—	—	(15)
Net income available to common shareholders	$1,551	$1,065	$4,288	$1,145
Denominator:
Weighted average common shares outstanding (basic)	18,380	18,899	18,590	18,893
Effect of stock options	101	58	99	54
Weighted average common shares outstanding (diluted)	18,481	18,957	18,689	18,947
Earnings per common share:
Basic	$0.08	$0.06	$0.23	$0.06
Diluted	0.08	0.06	0.23	0.06

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds. The Company made $975,000 in income tax payments in the first nine months of 2017 and $390,000 in the same 2016 period. The Company made total interest payments of $6,447,000 in the first nine months of 2017 compared to $5,755,000 in the same 2016 period. The Company had $59,000 non-cash transfers to other real estate owned (OREO) in the first nine months of 2017 compared to $151,000 non-cash transfers in the same 2016 period.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	September 30, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$5,435	$1	$(34)	$5,402
US Agency mortgage-backed securities	80,756	866	(382)	81,240
Taxable municipal	7,203	30	(166)	7,067
Corporate bonds	35,886	327	(476)	35,737
Total	$129,280	$1,224	$(1,058)	$129,446

Investment securities held to maturity (HTM):

	September 30, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$10,081	$194	$(23)	$10,252
Taxable municipal	22,873	222	(314)	22,781
Corporate bonds and other securities	6,043	29	(46)	6,026
Total	$38,997	$445	$(383)	$39,059

Investment securities available for sale (AFS):

	December 31, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$400	$—	$(2)	$398
US Agency mortgage-backed securities	88,738	1,132	(686)	89,184
Taxable municipal	3,793	3	(174)	3,622
Corporate bonds	34,403	194	(724)	33,873
Total	$127,334	$1,329	$(1,586)	$127,077

Investment securities held to maturity (HTM):

	December 31, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$11,177	$180	$(79)	$11,278
Taxable municipal	13,441	70	(348)	13,163
Corporate bonds and other securities	6,047	15	(83)	5,979
Total	$30,665	$265	$(510)	$30,420

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At September 30, 2017, 57.8% of the portfolio was rated “AAA” as compared to 63.5% at December 31, 2016. Approximately 12.8% of the portfolio was either rated below “A” or unrated at September 30, 2017 as compared to 10.1% at December 31, 2016.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

The Company sold $937,000 AFS securities in the third quarter of 2017 resulting in $56,000 of gross investment security gains and sold $8.1 million AFS securities in the first nine months of 2017 resulting in $115,000 of gross investment security gains. The Company sold $1.5 million AFS securities in the third quarter of 2016 resulting in $60,000 of gross investment security gains and sold $9.0 million AFS securities in the first nine months of 2016 resulting in $183,000 of gross investment security gains and $6,000 of gross investment security losses.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $114,589,000 at September 30, 2017 and $104,953,000 at December 31, 2016.

The following tables present information concerning investments with unrealized losses as of September 30, 2017 and December 31, 2016 (in thousands):

Total investment securities:

	September 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$3,990	$(33)	$399	$(1)	$4,389	$(34)
US Agency mortgage-backed securities	38,127	(321)	3,239	(84)	41,366	(405)
Taxable municipal	11,724	(377)	2,172	(103)	13,896	(480)
Corporate bonds and other securities	12,414	(205)	10,265	(317)	22,679	(522)
Total	$66,255	$(936)	$16,075	$(505)	$82,330	$(1,441)

Total investment securities:

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$398	$(2)	$—	$—	$398	$(2)
US Agency mortgage-backed securities	49,918	(703)	1,576	(62)	51,494	(765)
Taxable municipal	13,301	(522)	—	—	13,301	(522)
Corporate bonds and other securities	20,380	(570)	6,762	(237)	27,142	(807)
Total	$83,997	$(1,797)	$8,338	$(299)	$92,335	$(2,096)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 104 positions that are considered temporarily impaired at September 30, 2017. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities  – (continued)

Contractual maturities of securities at September 30, 2017 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The duration of the total investment securities portfolio at September 30, 2017 is 44.2 months and is higher than the duration at December 31, 2016 which was 41.2 months. The duration remains within our internal established guideline range of 24 to 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	September 30, 2017
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$1,400	$1,399	$2,000	$1,975
After 1 year but within 5 years	11,706	11,718	1,551	1,533
After 5 years but within 10 years	45,805	45,999	14,562	14,639
After 10 years but within 15 years	27,738	27,609	14,924	14,824
Over 15 years	42,631	42,721	5,960	6,088
Total	$129,280	$129,446	$38,997	$39,059

7. Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Commercial	$160,918	$171,529
Commercial loans secured by real estate	469,348	446,598
Real estate – mortgage	246,881	245,765
Consumer	19,063	19,872
Loans, net of unearned income	$896,210	$883,764

Loan balances at September 30, 2017 and December 31, 2016 are net of unearned income of $438,000 and $476,000, respectively. Real estate-construction loans comprised 3.6% and 4.7% of total loans, net of unearned income at September 30, 2017 and December 31, 2016, respectively.

8. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and nine month periods ending September 30, 2017 and 2016 (in thousands).

	Three months ended September 30, 2017
	Balance at June 30, 2017	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2017
Commercial	$3,825	$(228)	$9	$561	$4,167
Commercial loans secured by real estate	4,487	—	3	(644)	3,846
Real estate-mortgage	1,151	(109)	72	50	1,164
Consumer	138	(42)	50	(7)	139
Allocation for general risk	790	—	—	240	1,030
Total	$10,391	$(379)	$134	$200	$10,346

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

	Three months ended September 30, 2016
	Balance at June 30, 2016	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2016
Commercial	$4,322	$(295)	$115	$92	$4,234
Commercial loans secured by real estate	3,274	(13)	2	85	3,348
Real estate-mortgage	1,075	(104)	24	77	1,072
Consumer	135	(57)	8	53	139
Allocation for general risk	940	—	—	(7)	933
Total	$9,746	$(469)	$149	$300	$9,726

	Nine months ended September 30, 2017
	Balance at December 31, 2016	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2017
Commercial	$4,041	$(228)	$22	$332	$4,167
Commercial loans secured by real estate	3,584	(14)	8	268	3,846
Real estate-mortgage	1,169	(263)	165	93	1,164
Consumer	151	(138)	112	14	139
Allocation for general risk	987	—	—	43	1,030
Total	$9,932	$(643)	$307	$750	$10,346

	Nine months ended September 30, 2016
	Balance at December 31, 2015	Charge-Offs	Recoveries	Provision (Credit)	Balance at September 30, 2016
Commercial	$4,244	$(3,648)	$126	$3,512	$4,234
Commercial loans secured by real estate	3,449	(13)	38	(126)	3,348
Real estate-mortgage	1,173	(150)	86	(37)	1,072
Consumer	151	(302)	18	272	139
Allocation for general risk	904	—	—	29	933
Total	$9,921	$(4,113)	$268	$3,650	$9,726

The provision expense, charge-offs and recoveries were at more typical levels in the first nine months of 2017. The allocation amount to commercial loans secured by real estate (CRE) in the third quarter of 2017 reflects an improvement in the level of delinquency and the level of classified assets since the end of the second quarter of 2017 as one large CRE credit was upgraded and another transferred into non-accrual status (see further discussion in the loan quality section of the MD&A). The substantially higher than typical provision and net loan charge-offs in the first three months 2016 for the commercial portfolio was necessary to resolve the Company’s only meaningful direct loan exposure to the energy industry. These loans were related to a single borrower in the fracking industry who had filed for bankruptcy protection in the fourth quarter of 2015. With the bankruptcy changing from Chapter 11 (reorganization) to Chapter 7 (liquidation) late in the first quarter of 2016, the Company concluded that its previously established reserves on these non-accrual loans were not sufficient to cover the discounted collateral values that resulted from the liquidation process.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Allowance for Loan Losses  – (continued)

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At September 30, 2017
Loans:	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Individually evaluated for impairment	$1,458	$2,465	$—	$—		$3,923
Collectively evaluated for impairment	159,460	466,883	246,881	19,063		892,287
Total loans	$160,918	$469,348	$246,881	$19,063		$896,210
Allowance for loan losses:
Specific reserve allocation	$860	$28	$—	$—	$—	$888
General reserve allocation	3,307	3,818	1,164	139	1,030	9,458
Total allowance for loan losses	$4,167	$3,846	$1,164	$139	$1,030	$10,346

	At December 31, 2016
Loans:	Commercial	Commercial Loans Secured by Real Estate	Real Estate- Mortgage	Consumer	Allocation for General Risk	Total
Individually evaluated for impairment	$496	$178	$—	$—		$674
Collectively evaluated for impairment	171,033	446,420	245,765	19,872		883,090
Total loans	$171,529	$446,598	$245,765	$19,872		$883,764
Allowance for loan losses:
Specific reserve allocation	$496	$31	$—	$—	$—	$527
General reserve allocation	3,545	3,553	1,169	151	987	9,405
Total allowance for loan losses	$4,041	$3,584	$1,169	$151	$987	$9,932

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

	September 30, 2017
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$1,448	$860	$10	$1,458	$1,458
Commercial loans secured by real estate	151	28	2,314	2,465	2,499
Total impaired loans	$1,599	$888	$2,324	$3,923	$3,957

	December 31, 2016
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$496	$496	$—	$496	$517
Commercial loans secured by real estate	162	31	16	178	209
Total impaired loans	$658	$527	$16	$674	$726

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Average loan balance:
Commercial	$1,302	$821	$816	$992
Commercial loans secured by real estate	1,316	283	825	449
Average investment in impaired loans	$2,618	$1,104	$1,641	$1,441
Interest income recognized:
Commercial	$9	$1	$24	$9
Commercial loans secured by real estate	—	—	2	8
Interest income recognized on a cash basis on impaired loans	$9	$1	$26	$17

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

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$158,169	$76	$2,423	$250	$160,918
Commercial loans secured by real estate	448,766	16,524	4,044	14	469,348
Total	$606,935	$16,600	$6,467	$264	$630,266

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$168,116	$1,087	$1,830	$496	$171,529
Commercial loans secured by real estate	436,318	7,497	2,767	16	446,598
Total	$604,434	$8,584	$4,597	$512	$618,127

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

	September 30, 2017
	Performing	Non-Performing
Real estate-mortgage	$245,479	$1,402
Consumer	19,056	7
Total	$264,535	$1,409

	December 31, 2016
	Performing	Non-Performing
Real estate-mortgage	$244,836	$929
Consumer	19,872	—
Total	$264,708	$929

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	September 30, 2017
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$159,529	$1,228	$—	$161	$1,389	$160,918	$—
Commercial loans secured by real estate	461,506	5,358	—	2,484	7,842	469,348	—
Real estate-mortgage	242,793	2,488	861	739	4,088	246,881	—
Consumer	18,978	73	12	—	85	19,063	—
Total	$882,806	$9,147	$873	$3,384	$13,404	$896,210	$—

	December 31, 2016
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$171,292	$237	$—	$—	$237	$171,529	$—
Commercial loans secured by real estate	446,477	121	—	—	121	446,598	—
Real estate-mortgage	241,802	2,856	610	497	3,963	245,765	—
Consumer	19,795	50	27	—	77	19,872	—
Total	$879,366	$3,264	$637	$497	$4,398	$883,764	$—

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	September 30, 2017	December 31, 2016
Non-accrual loans
Commercial	$461	$496
Commercial loans secured by real estate	2,785	178
Real estate-mortgage	1,402	929
Consumer	7	—
Total	4,655	1,603
Other real estate owned
Real estate-mortgage	39	21
Total	39	21
TDR’s not in non-accrual	678	—
Total non-performing assets including TDR	$5,372	$1,624
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.60%	0.18%

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income due in accordance with original terms	$32	$20	$65	$99
Interest income recorded	—	—	—	—
Net reduction in interest income	$32	$20	$65	$99

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

The following table details the loans modified as TDRs during the nine month period ended September 30, 2017 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan	2	$678	Extension of maturity date with interest only period

The following table details the loans modified as TDRs during the nine month period ended September 30, 2016 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan	2	$507	Extension of maturity date with interest only period

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same. The specific ALL reserve for loans modified as TDR’s was $390,000 and $507,000 as of September 30, 2017 and 2016, respectively. All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed.

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-performing Assets Including Troubled Debt Restructurings (TDR)  – (continued)

The Company had no loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2017 and 2016 (nine month periods) and July 1, 2017 and 2016 (three month periods), respectively, and that subsequently defaulted during these reporting periods.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.

Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in the other assets on the Consolidated Balance Sheet. As of September 30, 2017 and December 31, 2016, a total of $39,000 and $21,000, respectively of residential real estate foreclosed assets were included in other assets. As of September 30, 2017, the Company had initiated formal foreclosure procedures on $297,000 of consumer residential mortgages.

10. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At September 30, 2017
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$33,593	0.94%
Advances	2017	1,000	0.88
	2018	12,000	1.48
	2019	12,500	1.51
	2020	13,542	1.67
	2021 and over	5,000	1.68
Total advances		44,042	1.57
Total FHLB borrowings		$77,635	1.30%

	At December 31, 2016
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$12,754	0.74%
Advances	2017	12,000	1.06
	2018	12,000	1.48
	2019	12,500	1.51
	2020	8,042	1.59
	2021 and over	1,000	1.60
Total advances		45,542	1.37
Total FHLB borrowings		$58,296	1.23%

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

12. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$30	$(11,094)	$(11,064)	$1,791	$(7,856)	$(6,065)
Other comprehensive income (loss) before reclassifications	116	261	377	(126)	174	48
Amounts reclassified from accumulated other comprehensive loss	(37)	—	(37)	(40)	—	(40)
Net current period other comprehensive income (loss)	79	261	340	(166)	174	8
Ending balance	$109	$(10,833)	$(10,724)	$1,625	$(7,682)	$(6,057)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss  – (continued)

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(171)	$(11,406)	$(11,577)	$808	$(8,363)	$(7,555)
Other comprehensive income before reclassifications	356	573	929	934	681	1,615
Amounts reclassified from accumulated other comprehensive loss	(76)	—	(76)	(117)	—	(117)
Net current period other comprehensive income	280	573	853	817	681	1,498
Ending balance	$109	$(10,833)	$(10,724)	$1,625	$(7,682)	$(6,057)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended September 30, 2017	For the three months ended September 30, 2016	Affected line item in the consolidated statement of operations
Realized gains on sale of securities
	$(56)	$(60)	Net realized gains on investment securities
	19	20	Provision for income tax expense
	$(37)	$(40)	Net of tax
Total reclassifications for the period	$(37)	$(40)	Net income

(1)	Amounts in parentheses indicate credits.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss  – (continued)

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016	Affected line item in the consolidated statement of operations
Realized gains on sale of securities
	$(115)	$(177)	Net realized gains on investment securities
	39	60	Provision for income tax expense
	$(76)	$(117)	Net of tax
Total reclassifications for the period	$(76)	$(117)	Net income

(1)	Amounts in parentheses indicate credits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier I capital (as defined in the regulations) to risk-weighted assets (RWA) (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2017, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.35% at September 30, 2017 (in thousands, except ratios).

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Regulatory Capital  – (continued)

	AT SEPTEMBER 30, 2017
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$126,357	13.08%	$109,915	11.44%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	95,839	9.92	98,695	10.28	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	107,678	11.15	98,695	10.28	6.00	8.00
Tier 1 Capital (To Average Assets)	107,678	9.32	98,695	8.68	4.00	5.00

	AT DECEMBER 31, 2016
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$125,131	13.15%	$107,618	11.35%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	95,028	9.99	96,796	10.21	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	106,868	11.23	96,796	10.21	6.00	8.00
Tier 1 Capital (To Average Assets)	106,868	9.35	96,796	8.61	4.00	5.00

*	Applies to the Bank only.

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

To accommodate the needs of our customers and support the Company’s asset/liability positioning, we entered into interest rate swap agreements with customers and a large financial institution that specializes in these types of transactions in the first nine months of 2017. These arrangements involve the exchange of interest payments based on the notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into an offsetting fixed rate swaps with PNC.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. DERIVATIVE HEDGING INSTRUMENTS  – (continued)

In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay PNC the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. The Company received $139,000 in fees on the transactions.

The following table summarizes the interest rate swap transactions that impacted the Company’s first nine months 2017 performance.

	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEAIGHTED AVERAGE RATE RECEIVED/ (PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$17,057,388	3.42%	MONTHLY	$(72,920)
SWAP LIABILITIES	FAIR VALUE	(17,057,388)	(3.42)	MONTHLY	72,920
NET EXPOSURE		—	—		—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors. The Company had no caps or floors outstanding at September 30, 2017.

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

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and local business commercial loans. Commercial banking to businesses includes commercial loans, business services, and CRE loans. The trust segment contains our wealth management businesses which include the Trust Company and West Chester Capital Advisors (WCCA), our registered investment advisory firm and Financial Services. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial Services include the sale of mutual funds, annuities, and insurance products. The wealth management businesses also includes the union collective investment funds, primarily the ERECT fund which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management. Inter-segment revenues were not material.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Results  – (continued)

The contribution of the major business segments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three months ended September 30, 2017		Nine months ended September 30, 2017
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Retail banking	$6,443	$794	$19,138	$2,159
Commercial banking	4,722	1,412	14,269	4,295
Trust	2,223	335	6,804	991
Investment/Parent	(822)	(990)	(2,708)	(3,157)
Total	$12,556	$1,551	$37,503	$4,288

	Three months ended September 30, 2016		Nine months ended September 30, 2016
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Retail banking	$6,653	$857	$19,543	$2,335
Commercial banking	4,757	1,352	14,123	1,884
Trust	2,125	195	6,504	740
Investment/Parent	(1,368)	(1,339)	(3,780)	(3,799)
Total	$12,167	$1,065	$36,390	$1,160

16. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $169.6 million and $160.5 million along with standby letters of credit of $10.3 million and $8.5 million as of September 30, 2017 and December 31, 2016, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$390	$368	$1,170	$1,104
Interest cost	326	344	978	1,032
Expected return on plan assets	(631)	(563)	(1,893)	(1,689)
Recognized net actuarial loss	367	314	1,101	942
Net periodic pension cost	$452	$463	$1,356	$1,389

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Disclosures about Fair Value Measurements  – (continued)

The following tables present the assets reported on the Consolidated Balance Sheets at their fair value as of September 30, 2017 and December 31, 2016, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2017 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$5,402	$—	$5,402	$—
US Agency mortgage-backed securities	81,240	—	81,240	—
Taxable municipal	7,067	—	7,067	—
Corporate bonds	35,737	—	35,737	—
Fair value swap asset	84	—	—	84
Fair value swap liability	(84)	—	—	(84)

	Fair Value Measurements at December 31, 2016 Using
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$398	$—	$398	$—
US Agency mortgage-backed securities	89,184	—	89,184	—
Taxable municipal	3,622	—	3,622	—
Corporate bonds	33,873	—	33,873	—

Assets Measured on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At September 30, 2017, impaired loans with a carrying value of $3.9 million were reduced by a specific valuation allowance totaling $888,000 resulting in a net fair value of $3.0 million. At December 31, 2016, impaired loans with a carrying value of $674,000 were reduced by a specific valuation allowance totaling $527,000 resulting in a net fair value of $147,000.

Other real estate owned is measured at fair value based on appraisals, less estimated cost to sell. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements at September 30, 2017 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,035	$—	$—	$3,035
Other real estate owned	39	—	—	39

	Fair Value Measurements at December 31, 2016 Using
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$147	$—	$—	$147
Other real estate owned	21	—	—	21

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Disclosures about Fair Value Measurements  – (continued)

September 30, 2017	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$3,035	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	40% to 77%(42%)
Other real estate owned	39	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	43% to 45%(43%) 2% to 206%(64%)

December 31, 2016	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$147	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	40% to 99%(45%)
Other real estate owned	21	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	20% to 77%(42%) 3% to 199%(37%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Disclosures about Fair Value Measurements  – (continued)

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at September 30, 2017 and December 31, 2016, were as follows (in thousands):

	September 30, 2017
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$28,675	$28,675	$28,675	$—	$—
Investment securities – AFS	129,446	129,446	—	129,446	—
Investment securities – HTM	38,997	39,059	—	36,105	2,954
Regulatory stock	6,554	6,554	6,554	—	—
Loans held for sale	1,780	1,801	1,801	—	—
Loans, net of allowance for loan loss and unearned income	885,864	884,359	—	—	884,359
Accrued interest income receivable	3,503	3,503	3,503	—	—
Bank owned life insurance	37,716	37,716	37,716	—	—
Fair value swap asset	84	84	—	—	84
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$707,566	$707,566	$707,566	$—	$—
Deposits with stated maturities	259,355	260,498	—	—	260,498
Short-term borrowings	33,593	33,593	33,593	—	—
All other borrowings	64,420	67,962	—	—	67,962
Accrued interest payable	1,622	1,622	1,622	—	—
Fair value swap liability	84	84	—	—	84

	December 31, 2016
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$34,073	$34,073	$34,073	$—	$—
Investment securities – AFS	127,077	127,077	—	127,077	—
Investment securities – HTM	30,665	30,420	—	27,473	2,947
Regulatory stock	5,484	5,484	5,484	—	—
Loans held for sale	3,094	3,158	3,158	—	—
Loans, net of allowance for loan loss and unearned income	873,832	869,960	—	—	869,960
Accrued interest income receivable	3,116	3,116	3,116	—	—
Bank owned life insurance	37,903	37,903	37,903	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$708,062	$708,062	$708,062	$—	$—
Deposits with stated maturities	259,724	261,446	—	—	261,446
Short-term borrowings	12,754	12,754	12,754	—	—
All other borrowings	65,891	69,348	—	—	69,348
Accrued interest payable	1,640	1,640	1,640	—	—

AmeriServ Financial, Inc.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)

…2017 THIRD QUARTER SUMMARY OVERVIEW… It is common knowledge that in the Northeastern region that the cold winters hamper economic activity. Then a good bit of the spring is devoted to repairing and replacing. However, as the thermometer recovers, so does the economy. The third quarter at AmeriServ demonstrated the impact of enterprises and consumers becoming actively engaged in their businesses. On October 17, 2017, AmeriServ announced net income of $1,551,000 or $0.08 per share. Those results are 12% higher than the second quarter of 2017 and 46% higher than the third quarter of 2016. Numbers like these do not just happen because it is summer. This kind of progress is the result of careful planning and execution by AmeriServ’s knowledgeable bankers.

The loan portfolio attained the second highest quarterly average level since the third quarter of 2016. Deposits on average in the third quarter of 2017 were at an all-time record and at $981 million are almost within reach of one billion for the first time ever. However, these are static numbers measured at a point in time but revenues were not static. Revenues measure the payments by third party customers for products and services. In the third quarter of 2017, AmeriServ recorded a 5% increase in gross revenues when compared with the third quarter of 2016. At the very same time through the first nine months of 2017, AmeriServ non-interest expenses have declined by almost $600,000. This combination of increasing revenues and declining expenses enabled AmeriServ to report its best quarter since the third quarter of 2015.

The Federal Reserve has begun to increase interest rates from the virtually zero level of the last eight years. While it has been an on again, off again proposition at the Fed, national interest rates have been on the increase since a year ago. Management took advantage of these higher rates to begin to reformat the securities portfolio. This process has produced a 31% increase in the securities portfolio revenue over the third quarter of 2016, while controlling the level of risk in the portfolio.

Banking is not a static industry, for it is a reflection of the dynamics at work in the national economy, the regional economy and the local economy. Each of these economies is a reflection of the millions of individual decisions by Americans pursuing their own separate initiatives. It then becomes the responsibility of the Board and this Management team to plot a course which accommodates these complexities. There is no formula which has ever been fool proof. Rather it is the daily balancing of risk against reward that decides the winners and losers.

Given these larger forces at work, AmeriServ is and should conduct itself as a financial franchise in transition. It has grown from a weak source of loans in its markets to an active lender. AmeriServ has now completed over four consecutive years when it has loaned over 90% of its deposits to smaller and mid-sized local and regional business and consumers. This is a full 10% more than similar sized community banks in the United States. We believe lending to small businesses is our role in keeping the economy recovering from its series of negative events.

Also during those same four years of active lending, AmeriServ’s loan losses have been less than a third of the losses of similar sized community banks in the United States.

Concurrently, AmeriServ’s stand-alone Trust and Wealth Management Company has been transitioning. It now has approximately $2 billion of assets under management and administration. More than half of that $2 billion is investments in retirement savings programs. AmeriServ provides investment guidance, safekeeping and administrative support so that our friends and neighbors can devote their energies to their professions and careers. It is a very positive program and one which we are proud to watch grow.

During the first nine months of 2017, the AmeriServ Board of Directors conducted a complete review of its structure and activities. The Board confirmed its committee-oriented management structure. It defined its role as one of oversight and not of management. It is clear that the role of the Board is to represent not themselves but every AmeriServ shareholder. The full Board discussed this report of the Corporate Governance Committee and adopted it unanimously on July 15, 2017. This vote has set in motion a transition within the Board to be certain that the interest of the shareholders should be pre-eminent throughout the Company.

The economy has been continuing its slow recovery so this has been a good time to analyze the course and to structure the Company to be both relevant and rewarding in the days ahead. A new strategic plan, a reconstituted Board of Directors, and a rededication to continue the improvements in profitability have resulted. The positive impact has been demonstrated by the third quarter results. The eight cents level of earnings per share during the quarter provides a solid base for the hope of continued growth in earnings.

THREE MONTHS ENDED SEPTEMBER 30, 2017 VS. THREE MONTHS ENDED SEPTEMBER 30, 2016

…PERFORMANCE OVERVIEW… The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended September 30, 2017	Three months ended September 30, 2016
Net income	$1,551	$1,065
Net income available to common shareholders	1,551	1,065
Diluted earnings per share	0.08	0.06
Return on average assets (annualized)	0.53%	0.37%
Return on average equity (annualized)	6.37%	4.27%

The Company reported third quarter 2017 net income available to common shareholders of $1,551,000, or $0.08 per diluted common share. This earnings performance represented an increase of $486,000, or 45.6%, from the third quarter of 2016 where net income available to common shareholders totaled $1,065,000, or $0.06 per diluted common share. The improved earnings in the third quarter of 2017 resulted from a favorable combination of increased total revenue, reduced non-interest expense and a controlled loan loss provision. The balance sheet is well positioned for higher interest rates as demonstrated in the form of increased net interest income in the third quarter of 2017. Additionally, the Company benefited from several profitability improvement initiatives.

…NET INTEREST INCOME AND MARGIN… The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is effected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the third quarter of 2017 to the third quarter of 2016 (in thousands, except percentages):

	Three months ended September 30, 2017	Three months ended September 30, 2016	$ Change	% Change
Interest income	$11,187	$10,476	$711	6.8%
Interest expense	2,250	1,970	280	14.2
Net interest income	$8,937	$8,506	$431	5.1
Net interest margin	3.28%	3.15%	0.13	N/M

N/M — not meaningful

The Company’s net interest income in the third quarter of 2017 increased by $431,000, or 5.1%, from the prior year’s third quarter while the net interest margin was 3.28% for the quarter representing an improvement of 13 basis points. The 2017 increase in net interest income is a result of a higher level of total earning assets and favorable balance sheet positioning which has contributed to the improved net interest margin performance. The Company continues to grow earning assets while also limiting increases in its cost of funds through disciplined deposit pricing. Specifically, for the quarter, the earning asset growth occurred in the investment securities portfolio while the loan portfolio remained relatively stable. Total investment securities averaged $175 million in the third quarter of 2017 which is $26.2 million, or 17.6%, higher than the $149 million average for the third quarter of 2016. The growth in the investment securities portfolio is the result of management electing to diversify the mix of the investment securities portfolio through purchases of high quality corporate and taxable municipal securities. This revised strategy for securities purchases was facilitated by the increase in national interest rates that resulted in improved opportunities to purchase additional securities and grow the portfolio. As a result, interest on investments increased between the third quarter of 2017 and the third quarter of 2016 by $318,000 or 31.4%. Total loans averaged $892 million in the third quarter of 2017 which was comparable with the 2016 third quarter average of $893 million. The slight decrease in the loan portfolio when comparing the third quarter average in 2017 to last year’s third quarter average was the result of accelerated prepayment activity along with new commercial loan production funding occurring late in the 2017 quarter. Loan interest income increased by $393,000, or 4.2%, between the third quarter of 2017 and the third quarter of 2016. The higher loan interest income results from new loans originating at higher yields due to the higher interest rates and also reflects the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate by 25 basis points in December of 2016, March of 2017, and again in June of 2017. Also contributing to the higher level of total loan interest income was increased income from loan charges. Overall, total interest income increased by $711,000, or 6.8%, in the third quarter of 2017.

Total interest expense for the third quarter of 2017 increased by $280,000, or 14.2%, when compared to 2016, due to higher levels of both deposit and borrowing interest expense. The Company experienced growth in deposits which we believe reflects the loyalty of our core deposit base that provides a strong foundation upon which this growth builds. Management’s ability to acquire new core deposit funding from outside of our traditional market areas as well as our ongoing efforts to offer new loan customers deposit products were the primary reasons for this growth. Specifically, total deposits averaged $981 million for the third quarter of 2017 which is $4.1 million, or 0.4%, higher than the $977 million average for the third quarter of 2016. Deposit interest expense for the third quarter of 2017 increased by $227,000, or 16.3%, due to the higher balance of deposits along with certain indexed money market accounts repricing upward after the Federal Reserve interest rate increases. As a result of the solid deposit growth, the Company’s loan to deposit ratio averaged 91.3% at September 30, 2017 which indicates that the Company has ample room to further grow its loan portfolio. The Company experienced a $53,000 increase in the interest cost for borrowings in the third quarter of 2017 due to a higher level of total borrowed funds and the immediate impact that the increases in the Federal Funds Rate had on the cost of overnight borrowed funds. In the third quarter of 2017, total average FHLB borrowed funds of $59.2 million increased by $8.0 million, or 15.7% from the prior year quarter.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2017 and September 30, 2016 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended September 30 (In thousands, except percentages)

	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$892,198	$9,865	4.35%	$893,143	$9,469	4.17%
Interest bearing deposits	1,026	3	1.26	1,065	2	0.59
Short-term investment in money market funds	8,921	42	1.86	20,797	31	0.58
Investment securities – AFS	136,084	973	2.86	121,567	779	2.56
Investment securities – HTM	38,700	314	3.25	27,041	202	2.99
Total investment securities	174,784	1,287	2.95	148,608	981	2.64
Total interest earning assets/interest income	1,076,929	11,197	4.11	1,063,613	10,483	3.89
Non-interest earning assets:
Cash and due from banks	22,082			21,675
Premises and equipment	12,467			11,887
Other assets	67,240			68,660
Allowance for loan losses	(10,537)			(9,794)
TOTAL ASSETS	$1,168,181			$1,156,041
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$131,493	$180	0.54%	$111,040	$84	0.29%
Savings	98,184	41	0.17	96,593	41	0.17
Money markets	277,948	380	0.54	285,358	308	0.43
Time deposits	292,054	1,017	1.38	302,610	958	1.26
Total interest bearing deposits	799,679	1,618	0.80	795,601	1,391	0.70
Short-term borrowings	13,179	44	1.29	1,309	2	0.53
Advances from Federal Home Loan Bank	45,997	178	1.53	49,852	166	1.32
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Subordinated debt	7,650	130	6.80	7,650	131	6.88
Total interest bearing liabilities/interest expense	879,590	2,250	1.02	867,497	1,970	0.90
Non-interest bearing liabilities:
Demand deposits	181,356			181,365
Other liabilities	10,628			7,931
Shareholders’ equity	96,607			99,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,168,181			$1,156,041
Interest rate spread			3.09			2.99
Net interest income/Net interest margin		8,947	3.28%		8,513	3.15%
Tax-equivalent adjustment		(10)			(7)
Net Interest Income		$8,937			$8,506

…PROVISION FOR LOAN LOSSES… The Company recorded a $200,000 provision for loan losses in the third quarter of 2017 compared to a $300,000 provision for loan losses in the third quarter of 2016. The provision recorded in the third quarter of 2017 supported commercial loan growth, a higher level of criticized loans and a lower level of net charge-offs than what was experienced during the third quarter of 2016. Although net loan charge-offs were higher than the loan loss provision for the third quarter of 2017, the provision through nine months has more than doubled the level of net charge-offs experienced during this same time period. This lower level of net charge-offs in relation to the provision through nine-months as well as a reduction in classified assets and the level of total delinquency since the end of the second quarter of this year were the contributing factors for the lower provision during the third quarter of 2017. The net result was a higher loan loss allowance in 2017 compared to last year. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $5.4 million, or 0.60%, of total loans, at September 30, 2017. Total non-performing assets did increase by $3.0 million since the end of the second quarter due primarily to the transfer of one commercial credit exposure into non-accrual status. It is believed that the Company’s loss exposure on this loan is limited because it is well secured and has a low loan to value ratio. In summary, the allowance for loan losses provided 194% coverage of non-performing loans, and 1.15% of total loans, at September 30, 2017, compared to 620% coverage of non-performing loans, and 1.12% of total loans, at December 31, 2016.

…NON-INTEREST INCOME… Non-interest income for the third quarter of 2017 totaled $3.6 million and decreased $32,000, or 0.9%, from the third quarter 2016 performance. Factors contributing to this lower level of non-interest income for the quarter included:

•	a $118,000 increase in other income was primarily due to revenue from our financial services business unit increasing by $87,000 as wealth management continues to be an important strategic focus of the Company;
•	a $63,000 decrease in mortgage related fees was due to a reduced level of residential mortgage refinancing activity which caused a corresponding $43,000 reduction in revenue from residential mortgage loan sales into the secondary market;
•	a $26,000 decrease in bank owned life insurance income; and
•	a $24,000 decrease in services charges on deposit accounts was due to a reduced level of overdraft fee income;

…NON-INTEREST EXPENSE… Non-interest expense for the third quarter of 2017 totaled $10.1 million and decreased by $242,000, or 2.3%, from the prior year’s third quarter. Factors contributing to the lower non-interest expense in the quarter included:

•	a $117,000 or 8.8% decrease in professional fees and a $110,000 decrease in other expense as both of these expense categories were higher in 2016 due to costs associated with the resolution of a trust operations trading error;
•	a $104,000, or 1.8%, increase in salaries and employee benefits due to higher health care costs and additional investment in personnel talent, particularly within our wealth management subsidiary. These higher costs more than offset a decrease in pension expense; and
•	a combined $98,000 decrease in equipment & occupancy expenses was due to the Company’s ongoing profitability improvement initiatives.

NINE MONTHS ENDED SEPTEMBER 30, 2017 VS. NINE MONTHS ENDED SEPTEMBER 30, 2016

…PERFORMANCE OVERVIEW… The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Net income	$4,288	$1,160
Net income available to common shareholders	4,288	1,145
Diluted earnings per share	0.23	0.06
Return on average assets (annualized)	0.49%	0.14%
Return on average equity (annualized)	5.98%	1.54%

The Company reported net income available to common shareholders of $4,288,000, or $0.23 per diluted common share. This represents a significant improvement of $3.1 million from the nine-month period of 2016 where net income available to common shareholders totaled $1,145,000, or $0.06 per diluted common share. The improved earnings in the first nine months of 2017 resulted from a favorable combination of total revenue growth, a reduction in non-interest expense and a controlled loan loss provision. The balance sheet is well positioned for higher interest rates as demonstrated in the form of increased net interest income in the first nine months of 2017. Additionally, the Company benefitted from several profitability improvement initiatives.

…NET INTEREST INCOME AND MARGIN… The following table compares the Company’s net interest income performance for the first nine months of 2017 to the first nine months of 2016 (in thousands, except percentages):

	Nine months ended September 30, 2017	Nine months ended September 30, 2016	$ Change	% Change
Interest income	$32,986	$31,287	$1,699	5.4%
Interest expense	6,429	5,737	692	12.1
Net interest income	$26,557	$25,550	$1,007	3.9
Net interest margin	3.27%	3.23%	0.04	N/M

N/M – not meaningful

The Company’s net interest income for the first nine months of 2017 increased by $1.0 million, or 3.9%, when compared to the first nine months of 2016. The Company’s net interest margin was 3.27% for the first nine months of 2017 representing an improvement of four basis points from the first nine months of 2016. The 2017 increase in net interest income is a result of a higher level of total earning assets and a favorable balance sheet positioning which has contributed to the improved net interest margin performance. The Company continues to grow earning assets while also limiting increases in its cost of funds through disciplined deposit pricing. Specifically, the earning asset growth occurred in, both, the total investment securities and the total loan portfolios. Total loans averaged $894 million which is $6.4 million, or 0.7%, higher than the 2016 nine month average. Investment securities have averaged $172 million for the nine-month time period which is $26.8 million, or 18.5%, higher than the nine month 2016 average. The growth in the investment securities portfolio is the result of management electing to diversify the mix of the investment securities portfolio through purchases of high quality corporate and taxable municipal securities. This revised strategy for securities purchases was facilitated by the increase in national interest rates that resulted in improved opportunities to purchase additional securities and grow the portfolio. As a result, interest on investments increased in the first nine months of 2017 from the same time period in 2016 by $846,000 or 28.7%. The growth in total loans reflects the successful results of the Company’s business development efforts, with an emphasis on generating all types of commercial business loans particularly through its loan production offices. Loan interest income increased by $853,000, or 3.0%, in the first nine months of 2017 when compared to last year. The higher loan interest income results from new loans originating at higher yields due to the higher interest rates and also reflects the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate by 25 basis points in December of 2016, March of 2017, and again in June of

2017. The Company has also benefitted from a higher level of income from loan charges. Overall, total interest income increased by $1.7 million, or 5.4%, in the first nine months of 2017.

Total interest expense increased by $692,000, or 12.1%, in the first nine months of 2017 when compared to 2016, due to higher levels of both deposit and borrowing interest expense. The Company experienced growth in deposits which we believe reflects the loyalty of our core deposit base that provides a strong foundation upon which this growth builds. Specifically, total deposits averaged $977 million for the first nine months of 2017 which is $29.9 million, or 3.2%, higher than the $947 million average for the first nine months of 2016. Deposit interest expense through nine months in 2017 increased by $583,000, or 14.7%, due to the higher balance of deposits along with certain indexed money market accounts repricing upward after the Federal Reserve interest rate increases. As a result of the solid deposit growth, the Company’s loan to deposit ratio averaged 91.5% in the first nine months of 2017 which indicates that the Company has ample room to further grow its loan portfolio. The Company experienced a $109,000 increase in the interest cost for borrowings in the first nine months of 2017 primarily due to the immediate impact that the increases in the Federal Funds Rate had on the cost of overnight borrowed funds. In the first nine months of 2017, total average FHLB borrowed funds of $61.2 million remained relatively stable, increasing slightly by $339,000, or 0.6%.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended September 30, 2017 and September 30, 2016 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Nine months ended September 30 (In thousands, except percentages)

	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$894,088	$29,219	4.33%	$887,681	$28,358	4.22%
Interest bearing deposits	1,029	8	1.03	1,871	11	0.71
Short-term investment in money market funds	8,049	93	1.52	12,987	54	0.55
Investment securities – AFS	135,131	2,819	2.78	120,710	2,324	2.57
Investment securities – HTM	36,854	877	3.17	24,482	562	3.06
Total investment securities	171,985	3,696	2.87	145,192	2,886	2.65
Total interest earning assets/interest income	1,075,151	33,016	4.08	1,047,731	31,309	3.96
Non-interest earning assets:
Cash and due from banks	22,214			19,883
Premises and equipment	12,095			11,982
Other assets	67,552			68,351
Allowance for loan losses	(10,290)			(9,777)
TOTAL ASSETS	$1,166,722			$1,138,170
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$129,923	$450	0.46%	$106,983	$231	0.29%
Savings	97,852	122	0.17	96,149	119	0.16
Money markets	276,958	1,047	0.51	275,226	876	0.42
Time deposits	290,598	2,939	1.35	286,966	2,749	1.28
Total interest bearing deposits	795,331	4,558	0.77	765,324	3,975	0.69
Short-term borrowings	15,390	130	1.13	11,480	49	0.56
Advances from Federal Home Loan Bank	45,785	511	1.49	49,356	484	1.31
Guaranteed junior subordinated deferrable interest debentures	13,085	840	8.57	13,085	840	8.57
Subordinated debt	7,650	390	6.80	7,650	389	6.78
Total interest bearing liabilities/interest expense	877,241	6,429	0.98	846,895	5,737	0.90
Non-interest bearing liabilities:
Demand deposits	181,924			182,003
Other liabilities	11,630			8,683
Shareholders’ equity	95,927			100,589
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,166,722			$1,138,170
Interest rate spread			3.10			3.06
Net interest income/Net interest margin		26,587	3.27%		25,572	3.23%
Tax-equivalent adjustment		(30)			(22)
Net Interest Income		$26,557			$25,550

…PROVISION FOR LOAN LOSSES… The Company recorded a $750,000 provision for loan losses compared to a $3,650,000 provision for loan losses in 2016 or a decrease of $2.9 million between years. Both, the loan loss provision and net charge-offs were at more typical levels this year than the substantially higher levels that were necessary early last year to resolve a troubled loan exposure to the energy industry. The provision recorded in 2017 supported commercial loan growth, a higher level of criticized loans and more than covered the low level of net loan charge-offs incurred in the first nine months of 2017. For the nine-month timeframe, the Company experienced net loan charge-offs of $336,000, or 0.05% of total loans in 2017 compared to net loan charge-offs of $3.8 million, or 0.58%, of total loans in 2016. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $5.4 million, or 0.60%, of total loans, at September 30, 2017.

…NON-INTEREST INCOME… Non-interest income for the first nine months of 2017 totaled $10.9 million and increased $106,000, or 1.0%, from the first nine months 2016 performance. Factors contributing to this higher level of non-interest income in 2017 included:

•	a $206,000 increase in other income was primarily due to revenue increasing from our financial services business unit by $240,000 as wealth management continues to be an important strategic focus of the Company. Slightly offsetting the higher financial services business unit revenue was reduced miscellaneous income after the Company benefitted last year from funds received from our debit card vendor from a branding agreement;
•	an $89,000 increase in bank owned life insurance was due to the second quarter receipt of a death claim;
•	an $84,000 decrease in services charges on deposit accounts due to a reduced level of overdraft fee revenue;
•	a $66,000 decrease in mortgage related fees and a corresponding $35,000 decrease in revenue from residential mortgage loan sales into the secondary market as a result of reduced residential mortgage refinance activity;
•	a $62,000 decrease in gains realized on the sale of investment securities in the first nine months of 2017 as the Company sold certain lower coupon mortgage backed securities to reinvest in the portfolio. In addition to a slightly lower volume of total securities sold in 2017, the increases to national interest rates experienced since last year unfavorably impacted the market value of the existing securities portfolio and resulted in a lower level of gains recognized from security sales; and
•	a $58,000 increase in trust and investment advisory fees was due to a higher level of fee income that resulted from the effective management of client accounts as asset market values improved.

…NON-INTEREST EXPENSE… Non-interest expense for the first nine months of 2017 totaled $30.5 million and decreased by $590,000, or 1.9%, from the prior year’s first nine months. Factors contributing to the lower non-interest expense in 2017 included:

•	a $242,000 decrease in other expense and a corresponding $159,000 decrease in professional fees were primarily due to costs associated with the resolution of a trust operations trading error in 2016. Also favorably impacting other expense during 2017 were lower costs for check card and ATM processing, software related expense, and a credit recognized to the Company’s unfunded commitment reserve and reduced costs for fraud loss. Slightly offsetting these favorable items within other expense was an increase in Pennsylvania shares tax expense;
•	a $136,000 decrease in occupancy expenses and a $68,000 decrease in equipment costs are reflective of the Company’s ongoing efforts to become more efficient by reducing and controlling non-interest expenses. Specifically, a branch consolidation and the closure on an unprofitable loan production office were the primary reasons for these decreases;

•	an $88,000 decrease in FDIC insurance expense was due to a change in the calculation formula that benefitted smaller community banks; and
•	a $59,000 increase in salaries and employee benefits was due to higher health care costs and incentive compensation which more than offset a lower level of total salaries expense and reduced pension costs. There were six fewer full time equivalent employees on average during the first nine months of 2017 due to the previously disclosed branch consolidation in the State College Market and closure of an unprofitable loan production office in Harrisonburg, Virginia.

…INCOME TAX EXPENSE… The Company recorded an income tax expense of $1.9 million, or an effective tax rate of 31.2%, in the first nine months of 2017. This compares to the income tax expense of $474,000, or an effective tax rate of 29.0% for the first nine months of 2016. The higher income tax expense and effective tax rate was due to the Company’s increased earnings.

…SEGMENT RESULTS… Retail banking’s net income contribution was $794,000 in the third quarter of 2017 and $2.2 million for the first nine months of 2017 which was down by $63,000 and $176,000 from the net income contribution for the same 2016 periods. These decreases to both time periods reflects a higher volume of fixed rate residential mortgage loans being sold in the secondary market resulting in a lower volume held on our balance sheet. Interest expense is also higher between years due to higher deposit totals as certain indexed money market accounts repricing upward with the increases to the fed funds rate. Favorably impacting the retail segments income in both time periods was a lower level of non-interest expense due to the Company’s focus on reducing and controlling costs which resulted in lower employee and occupancy expenses due to the State College branch consolidation. Finally, FDIC insurance expense and miscellaneous expenses are also lower in 2017.

The commercial banking segment reported net income of $1.4 million in the third quarter of 2017 and $4.3 million for the first nine months of 2017 which was $60,000 and $2.4 million higher when compared to the same of 2016 results. The higher level of income for the first nine months of 2017 was due to the lower provision for loan losses. The higher loan loss provision in 2016 was necessary to resolve the troubled energy sector loan that had a significant negative impact to reported net income in 2016. Growth in commercial real estate loans over the past year also contributed to the higher level of net income for both the nine month and quarterly time periods. In addition to the growth experienced in the CRE portfolio, which contributed to the higher level of income quarter versus quarter, the commercial banking segments also benefitted from a lower level of non-interest expense due to the closure of the Harrisonburg, Virginia loan production office and additional operation efficiencies. Also, a decrease in classified assets and the level of delinquency since the second quarter of this year contributed to the lower provision expense.

The trust segment reported net income of $335,000 in the third quarter of 2017 and $991,000 for the first nine months of 2017 which was $140,000 higher than the 2016 quarter and $251,000 higher than the first nine months of 2016. The increases to total income occurred as expenses returned to a more normal level after additional costs were necessary in 2016 to address a trust operations trading error. Also, the higher level of net income results from continued effective management of existing customer accounts as asset market values have improved. Finally, income from the Financial Services business unit increased as wealth management continues to be an important strategic focus of the Company. Additionally, and slightly offsetting the favorable items mentioned above was additional investment in talent, which contributed to higher salaries and benefits expense.

The investment/parent segment reported a net loss of $1.0 million in the third quarter of 2017 and a net loss of $3.2 million for the first nine months of 2017, which resulted in a lower loss by $349,000 and $642,000 from the 2016 results for the same periods. The decreased loss between years is reflective of the higher level of investment securities on the Company’s balance sheet resulting from the Company’s strategic decision to purchase more high quality corporate and taxable municipal securities in 2017. Even with this improvement, this segment continues to feel the most earnings pressure from the continued low interest rate environment.

…BALANCE SHEET… The Company’s total consolidated assets were $1.171 billion at September 30, 2017, which increased by $17.1 million, or 1.5%, from the December 31, 2016 asset level. The increase was driven by the growth in loans and investment securities. Specifically, total loans grew by $12.4 million, or 1.4%, during the period and was complemented by an additional $10.7 million, or 6.8%, growth in investment securities.

Total deposits decreased by $865,000, or 0.1% in the first nine months of 2017. Total FHLB borrowings have increased by $19.3 million since year-end 2016. The FHLB term advances declined by $1.5 million and now total $44 million as the Company has utilized these advances to help manage interest rate risk and favorably position our balance sheet for a rising rate environment. The Company’s total shareholders’ equity increased by $1.7 million over the first nine months of 2017 due to the retention of earnings more than offsetting our common dividend payment to shareholders and the impact of our common stock buyback program.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.08%, and a common equity tier 1 capital ratio of 9.92% at September 30, 2017. (See the discussion of the Basel III capital requirements under the “Capital Resources” section.) The Company’s book value per common share was $5.31, its tangible book value per common share was $4.66, and its tangible common equity to tangible assets ratio was 7.35% at September 30, 2017.

…LOAN QUALITY… The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	September 30, 2017	December 31, 2016	September 30, 2016
Total accruing loan delinquency (past due 30 to 89 days)	$9,052	$3,278	$3,194
Total non-accrual loans	4,654	1,603	1,753
Total non-performing assets including TDR*	5,372	1,624	1,907
Accruing loan delinquency, as a percentage of total loans, net of unearned income	1.01%	0.37%	0.36%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.52	0.18	0.20
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.60	0.18	0.21
Non-performing assets as a percentage of total assets	0.46	0.14	0.17
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.05	0.44	0.58
Annualized provision for loan losses	0.11	0.44	0.55
Total classified loans (loans rated substandard or doubtful)	$8,140	$6,038	$5,203

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

Overall, the Company continued to maintain strong asset quality in the first nine months of 2017 as evidenced by low levels of non-accrual loans and non-performing assets. However, total non-performing assets did increase since the end of the second quarter of 2017 due to the transfer of one CRE loan association into non-accrual status which had previously been classified as delinquent. It is believed that the Company’s loss exposure on this credit is limited because it is well secured and has a low loan to value ratio. Overall, total loan delinquency levels and classified assets decreased during the third quarter of 2017 but remain higher than the December 31, 2016 level. The credits that caused delinquency to increase since year end 2016 do not relate to cash flow underperformance but rather appears to be related to cash flow difficulties that certain borrowers are experiencing on a broader basis. We continue to actively work with the borrowers and take the necessary steps to ensure that the cash flow generated from these properties is being appropriately applied to the debt service on these loans. It is believed that the Company’s loss exposure to these delinquent credits is limited since the loans are secured and have low loan to value ratios.

We also continue to closely monitor the loan portfolio given the continued slow recovery in the regional economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2017, the 25 largest credits represented 27.2% of total loans outstanding, which represents a slight increase from the third quarter 2016 when it was 27.1%.

…ALLOWANCE FOR LOAN LOSSES… The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30, 2017	December 31, 2016	September 30, 2016
Allowance for loan losses	$10,346	$9,932	$9,726
Allowance for loan losses as a percentage of each of the following total loans, net of unearned income	1.15%	1.12%	1.10%
total accruing delinquent loans (past due 30 to 89 days)	114.30	302.99	304.51
total non-accrual loans	222.30	619.59	554.82
total non-performing assets	192.59	611.58	510.02

The Company recorded a $750,000 provision for loan losses in the first nine months of 2017 compared to a $3.7 million provision for loan losses in the first nine months of 2016 or a decrease of $2.9 million between periods. The loan loss provision was at a more typical level in 2017 and supports the continuing loan growth and the previously discussed higher level of criticized loans when compared to 2016. The provision more than covered the low level of net loan charge-offs incurred during the nine months.

…LIQUIDITY… The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past five years and has been more than adequate to fund the Company’s operations. Payments and prepayments from the loan portfolios, as well as, cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth over the past few years. We strive to operate our loan to deposit ratio in a range of 80% to 100%. For the first nine months of 2017, the Company’s loan to deposit ratio has averaged 91.5%. We are optimistic that we can increase the loan to deposit ratio in 2018 given commercial loan pipelines, continued growth from our loan production offices and our focus on small business lending. However, we expect that total loans will remain relatively flat in the fourth quarter of 2017 due to several large expected loan pay-offs.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $5.4 million from December 31, 2016 to September 30, 2017, due to $25.8 million of cash used in investing activities offset by $5.5 million of cash provided by operating activities and $14.9 million provided by financing activities. Within investing activities, cash utilized for new investment security purchases totaled $37.0 which more than exceeded cash provided from investment security maturities and sales by $10.5 million. Cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $128.2 million and was $12.7 million higher than the $115.4 million of cash received from loan principal payments and participations sold. Within financing activities, deposits decreased by $865,000. As a result of this deposit decline, total borrowings increased as advances of short-term borrowings and purchases of FHLB term advances increased by $30.3 million. At September 30, 2017, the Company had immediately available $389 million of overnight borrowing capacity at the FHLB and $35 million of unsecured federal funds lines with correspondent banks.

The holding company had $10.7 million of cash, short-term investments, and investment securities at September 30, 2017. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At September 30, 2017, our subsidiary Bank had $3.4 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has strong liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, its common stock dividends, and support its common stock repurchase program.

…CAPITAL RESOURCES… The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 ratio was 9.92%, the tier 1 capital ratio was 11.15%, and the total capital ratio was 13.08% at September 30, 2017. The Company’s tier 1 leverage was 9.32% at September 30, 2017. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2017. Capital generated from earnings will be utilized to pay the common stock cash dividend, buyback shares under our stock repurchase program and will also support controlled balance sheet growth. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration which stood at 354% of regulatory capital at September 30, 2017.

On January 24, 2017, the Company’s Board of Directors approved a new common stock repurchase program which calls for AmeriServ Financial, Inc. to buy back up to 5% or approximately 945,000 shares of its outstanding common stock during the next 18 months. The shares may be purchased from time to time in open market, privately negotiated, or block transactions. This common stock repurchase program does not obligate the Company to acquire any specific number of shares and may be modified, suspended or discontinued at any time. During the first nine months of 2017, the Company was able to repurchase 686,360 shares of its common stock and return $2.8 million of capital to its shareholders through this program. As of September 30, 2017, the Company had approximately 18.3 million shares of its common stock outstanding. Overall, the Company was able to return 83.9% of its earnings through the first nine months of 2017 to its shareholders through accretive stock buybacks and cash dividends.

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

…INTEREST RATE SENSITIVITY… The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The interest rate scenarios in the table compare the Company’s base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate interest rate changes of 100 and 200 basis points. Note that we suspended the 200 basis point downward rate shock since it has little value due to the absolute low level of interest rates. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s existing balance sheet that was developed under the flat interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	2.3%	21.7%
100bp increase	1.6	12.9
100bp decrease	(2.0)	(18.0)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio, the scheduled repricing of loans tied to LIBOR or prime, and the extension of a portion of borrowed funds. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly as interest rates rise. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at approximately 1.25%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

…OFF BALANCE SHEET ARRANGEMENTS… The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $169.6 million and standby letters of credit of $10.3 million as of September 30, 2017. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

…CRITICAL ACCOUNTING POLICIES AND ESTIMATES… The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, goodwill, income taxes, and investment securities are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $8.0 million, or 77%, of the total allowance for loan losses at September 30, 2017 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of September 30, 2017, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains on investment securities DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At September 30, 2017, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

…FORWARD LOOKING STATEMENT…

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance toward peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, the Company will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. It is our plan to continue to build the Company into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — It is the existing and prospective customer that the Company must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. The Company is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.

•	Revenue Growth — It is necessary for the Company to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so that revenue producing products can be presented to existing and prospective customers to meet their banking needs. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through our loan production offices. There will be a particular focus on small business commercial lending. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.
•	Expense Rationalization — The Company remains focused on trying to reduce and rationalize expenses. This has not been a program of broad based cuts, but has been targeted so the Company stays strong but spends less. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues. The Company’s also recently completed three additional initiatives that will further reduce non-interest expenses and improve the Company’s future profitability. Specifically, at the end of the first quarter of 2016, the Company closed its Southern Atherton branch office in the State College market and consolidated the retail customer accounts from this branch into its nearby and newer branch office located on North Atherton Street. The Company remains committed to the State College market and this change will allow for a more efficient operation that will allow us to better compete in this demographically attractive but highly competitive banking market. The Company also realigned its executive leadership team by eliminating one senior position in its executive office. Finally, the Company closed its Harrisonburg, Virginia loan production office. The combined annual cost savings from these profitability improvement initiatives approximates $1.2 million, which the Company is fully realizing in the 2017.

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

Item 3.…QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK… The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of the M.D. & A.

Item 4.…CONTROLS AND PROCEDURES… (a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2017, are effective.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock purchases during the third quarter of 2017. All shares are repurchased under Board of Directors authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 – 31, 2017	33,400	$4.02	33,400	445,644
August 1 – 31, 2017	123,631	4.05	123,631	322,013
September 1 – 30, 2017	63,373	3.99	63,373	258,640
Total	220,404	$4.03	220,404

In first six months of 2017, the Company was able to repurchase 465,956 shares at an average price of $4.01. On a year to date basis the Board of Director approved repurchase plan had a total of 686,360 shares repurchased at an average price of $4.02. This represents approximately 73% of the authorized repurchase plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on May 18, 2017 (Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on May 23, 2017).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: November 3, 2017	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: November 3, 2017	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer