Form 10-K
period 2017-12-31
AMERISERV FINANCIAL INC /PA/
filed 2018-03-02
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $69,492,588 as of June 30, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 18,128,247 shares outstanding as of January 31, 2018.

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

The Company’s principal activities consist of owning and operating its three wholly owned subsidiary entities. At December 31, 2017, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $1.168 billion, $948 million, and $95 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and risk management.

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

AMERISERV FINANCIAL BANKING SUBSIDIARY
AMERISERV FINANCIAL BANK

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended (the Banking Code). Through 15 locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland counties, Pennsylvania, the Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, checking accounts, money market accounts, secured and unsecured consumer loans, mortgage loans, safe deposit boxes, holiday club accounts, money orders, and traveler’s checks; and (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as commercial real estate mortgage loans (CRE), short and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 16 automated bank teller machines (ATMs) through its 24-hour banking network that is linked with NYCE, a regional ATM network, and CIRRUS, a national ATM network. West Chester Capital Advisors (WCCA), a SEC registered investment advisor, is also a subsidiary of the Bank. The Company also operates loan production offices (LPOs) in Monroeville and Altoona in Pennsylvania, and in Hagerstown, Maryland.

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

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the PDB. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios of the Bank at December 31, 2017:

Headquarters	Johnstown, PA
Total Assets	$1,151,205
Total Investment Securities	159,956
Total Loans and Loans Held for Sale (net of unearned income)	892,758
Total Deposits	948,145
Total Net Income	4,337
Asset Leverage Ratio	8.75%
Return on Average Assets	0.38
Return on Average Equity	4.37
Total Full-time Equivalent Employees	232
RISK MANAGEMENT OVERVIEW:

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, which includes credit, interest rate and market, liquidity, operational, legal/compliance, strategic/reputational and security risk. The Company controls and monitors these risks with policies, procedures, and various levels of oversight from the Company’s Board of Directors (the Board) and management. The Company has both a Management Enterprise Risk Committee with Board of Director representation and a Board Enterprise Risk Committee to help manage and monitor the Company’s risk position.

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

INVESTMENTS

The strategic focus of the investment securities portfolio is managed for liquidity and earnings in a prudent manner that is consistent with proper bank asset/liability management and current banking practices. The objectives of portfolio management include consideration of proper liquidity levels, interest rate and market valuation sensitivity, and profitability. The investment portfolio of the Company and its subsidiaries are proactively managed in accordance with federal and state laws and regulations and in accordance with generally accepted accounting principles (GAAP).

The investment portfolio is primarily made up of AAA rated agency mortgage-backed securities, short maturity agency securities, high quality corporate securities and select taxable municipal securities. Management strives to maintain a portfolio duration that is less than 60 months. All holdings must meet standards documented in its investment policy.

Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair value of the Company’s investment portfolio as of the periods indicated:

Investment securities available for sale at:

	AT DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS)
U.S. Agency	$6,612	$400	$2,900
Taxable municipal	7,198	3,793	—
Corporate bonds	35,886	34,403	18,541
U.S. Agency mortgage-backed securities	79,854	88,738	96,801
Total cost basis of investment securities available for sale	$129,550	$127,334	$118,242
Total fair value of investment securities available for sale	$129,138	$127,077	$119,467

Investment securities held to maturity at:

	AT DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS)
Taxable municipal	$22,970	$13,441	$5,592
U.S. Agency mortgage-backed securities	9,740	11,177	10,827
Corporate bonds and other securities	6,042	6,047	5,000
Total cost basis of investment securities held to maturity	$38,752	$30,665	$21,419
Total fair value of investment securities held to maturity	$38,811	$30,420	$21,533

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

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:

	AT DECEMBER 31,
	2017		2016		2015
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$182,301	—%	$182,732	—%	$171,175	—%
Interest bearing	129,589	0.49	108,350	0.29	97,201	0.21
Savings	97,405	0.17	95,986	0.17	94,425	0.17
Money market	275,636	0.52	277,967	0.43	242,298	0.34
Other time	291,475	1.38	290,612	1.28	287,783	1.24
Total deposits	$976,406	0.79%	$955,647	0.70%	$892,882	0.66%
LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2017	2016	2015	2014	2013
	(IN THOUSANDS)
Commercial	$159,218	$171,563	$181,115	$139,158	$120,120
Commercial loans secured by real estate(1)	464,153	447,040	422,145	410,851	412,254
Real estate-mortgage(1)	247,278	245,765	257,937	258,616	235,689
Consumer	19,383	19,872	20,344	19,009	15,864
Total loans	890,032	884,240	881,541	827,634	783,927
Less: Unearned income	399	476	557	554	581
Total loans, net of unearned income	$889,633	$883,764	$880,984	$827,080	$783,346

(1)	For each of the periods presented beginning with December 31, 2017, real estate-construction loans constituted 4.1%, 4.7%, 3.0%, 3.5% and 3.0% of the Company’s total loans, net of unearned income, respectively.

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

Non-performing Assets

The following table presents information concerning non-performing assets:

	AT DECEMBER 31,
	2017	2016	2015	2014	2013
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial	$353	$496	$4,260	$—	$—
Commercial loans secured by real estate	1,406	178	18	778	1,632
Real estate-mortgage	1,257	929	1,788	1,417	1,239
Total	3,016	1,603	6,066	2,195	2,871
Other real estate owned:
Commercial loans secured by real estate	—	—	—	384	344
Real estate-mortgage	18	21	75	128	673
Total	18	21	75	512	1,017
Total restructured loans not in non-accrual (TDR)	—	—	156	210	221
Total non-performing assets including TDR	$3,034	$1,624	$6,297	$2,917	$4,109
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.34%	0.18%	0.71%	0.35%	0.52%

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

	YEAR ENDED DECEMBER 31,
	2017	2016	2015	2014	2013
	(IN THOUSANDS)
Interest income due in accordance with original terms	$103	$118	$94	$136	$178
Interest income recorded	(75)	—	—	—	—
Net reduction in interest income	$28	$118	$94	$136	$178

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES
AMERISERV TRUST AND FINANCIAL SERVICES COMPANY

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. Its staff of approximately 45 professionals administers assets valued at approximately $2.2 billion that are not recognized on the Company’s balance sheet at December 31, 2017. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. This segment also includes financial services, which include the sale of mutual funds, annuities, and insurance products. The wealth management business also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The BUILD fund continues in the process of liquidation. At December 31, 2017, the Trust Company had total assets of $5.1 million and total stockholder’s equity of $5.1 million. In 2017, the Trust Company contributed earnings to the Company as its gross revenue amounted to $8.8 million and the net income contribution was $1.1 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the PDB.

AMERISERV LIFE

AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company’s market area. Operations of AmeriServ Life are conducted in each office of the Company’s banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Pennsylvania Insurance Department, and the Board of Governors of the Federal Reserve System (the Federal Reserve). At December 31, 2017, AmeriServ Life had total assets of $284,000.

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

MARKET AREA & ECONOMY

Johnstown, Pennsylvania, where the Company is headquartered, continues to have a cost of living that is lower than the national average. Johnstown is home to The University of Pittsburgh at Johnstown, Pennsylvania Highlands Community College and Conemaugh Health System. The high-tech defense industry is now the main non-health care staple of the Johnstown economy, with the region fulfilling many Federal government contracts, punctuated by one of the premier defense trade shows in the U.S., the annual Showcase

For Commerce. The city also hosts annual events such as the Flood City Music Festival and the Thunder in the Valley Motorcycle Rally, which draw several thousand visitors. The Johnstown, PA MSA unemployment rate decreased from a 6.8% average in 2016 to a 6.0% average in 2017. The Johnstown, PA MSA continues to have one of the highest jobless rates among the 18 metropolitan statistical areas across the state. This coupled with a declining population trend creates a challenge moving forward.

Economic conditions are stronger in the State College market and have demonstrated the same improvement experienced in the national economy. The community is a college town, dominated economically and demographically by the presence of the University Park campus of the Pennsylvania State University. “Happy Valley” is another often-used term to refer to the State College area, including the borough and the townships of College, Harris, Patton, and Ferguson. The unemployment rate for State College MSA decreased from a 4.1% average in 2016 to a 3.7% average in 2017 and remains the one of the lowest of all regions in the Commonwealth. A large percentage of the population in State College falls into the 18 to 34 year old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age.

The Company also has loan production offices in Monroeville in Allegheny County, Altoona in Blair County, Pennsylvania, and Hagerstown in Washington County, Maryland. Monroeville in Allegheny County, Pennsylvania is located 15 miles east of the city of Pittsburgh. While the city is historically known for its steel industry, today its economy is largely based on healthcare, education, technology and financial services. The city of Pittsburgh is home to many colleges, universities and research facilities, the most well-known of which are Carnegie Mellon University, Duquesne University and the University of Pittsburgh. Pittsburgh is rich in art and culture. Pittsburgh museums and cultural sites include the Andy Warhol Museum, the Carnegie Museum of Art, the Frick Art & Historical Center, and Pittsburgh Center for the Arts among numerous others. Pittsburgh is also the home of the Pirates, Steelers and Penguins. The unemployment rate for Pittsburgh MSA decreased from a 5.7% average in 2016 to a 5.0% average in 2017.

Altoona is the business center of Blair County, Pennsylvania with a strong retail, government and manufacturing base. The top field of employment in Altoona and the metro area is healthcare. Its location along I-99 draws from a large trade area over a wide geographic area that extends to State College and Johnstown. It serves as the headquarters for Sheetz Corporation, which ranks on Forbes list of the top privately owned companies. In addition to being located adjacent to I-99 and a major highway system, Altoona also has easy access to rail and air transportation. The unemployment rate in the Altoona MSA decreased from a 5.3% average in 2016 to a 4.8% average in 2017.

Hagerstown in Washington County, Maryland offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It has a workforce of over 400,000 with strengths in manufacturing and technology. It also offers an affordable cost of doing business and living within an hour of the Washington, D.C./Baltimore regions. There are also plenty of facilities and land slated for industrial/commercial development. Hagerstown has become a choice location for manufacturers, financial services, and distribution companies. The Hagerstown, MD-Martinsburg, WV MSA unemployment rate improved from a 4.6% average in 2016 to a 3.7% average in 2017.

EMPLOYEES

The Company employed 321 people as of December 31, 2017 in full- and part-time positions. Approximately 155 non-supervisory employees of the Company are represented by the United Steelworkers, AFL-CIO-CLC, Local Union 2635-06. The Company is under a four year labor contract with the United Steelworkers Local that will expire on October 15, 2021. The contract calls for annual wage increases of 3.0%. Additionally, effective January 1, 2014, the Company implemented a soft freeze of its defined benefit pension plan for union employees. A soft freeze means that all existing union employees as of December 31, 2013 currently participating will remain in the defined benefit pension plan but any new union employees hired after January 1, 2014 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401(k) program. The Company has not experienced a work stoppage since 1979. The Company is one of an estimated ten union-represented banks nationwide.

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

As of December 31, 2017, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. On January 1, 2015, U.S. federal banking agencies implemented the new Basel III capital standards, which establish the minimum capital levels to be considered well-capitalized and revise the prompt corrective action requirements under banking regulations. The revisions from the previous standards include a revised definition of capital, the introduction of a minimum common equity tier 1 capital ratio and changed risk weightings for certain assets. The implementation of the new rules will be phased in over a four year period ending January 1, 2019 with minimum capital requirements becoming increasingly more strict each year of the transition. The new minimum capital to risk-adjusted assets requirements (which includes the impact of the capital conservation buffer applicable to each year) are as follows:

	Minimum Capital		Well Capitalized
	Effective January 1,
	2016	2017
Common equity tier 1 capital ratio	5.125%	5.75%	6.5%
Tier 1 capital ratio	6.625%	7.25%	8.0%
Total capital ratio	8.625%	9.25%	10.0%

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

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 is not a banking law, but contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s principal executive officer and principal financial officer are required. These certifications attest, among other things, that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, the Company adopted a series of procedures to further strengthen its corporate governance practices. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company’s Code of Conduct Policy and other procedures that were previously in place. The Company maintains a program designed to comply with Section 404 of the Sarbanes-Oxley Act. This program included the identification of key processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the effectiveness of key controls.

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

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

The Dodd-Frank Act was signed into law on July 21, 2010. This law significantly changed the previous bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

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

ITEM 2. PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus twelve floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 13 other locations which are owned. Six additional locations are leased with terms expiring from January 1, 2018 to July 31, 2030.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of January 31, 2018, the Company had 2,983 shareholders of record for its common stock. The Company’s common stock is traded on The NASDAQ Stock Market under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

	PRICES		CASH DIVIDENDS DECLARED
	HIGH	LOW
Year ended December 31, 2017:
First Quarter	$4.00	$3.60	$0.015
Second Quarter	4.20	3.70	0.015
Third Quarter	4.05	3.80	0.015
Fourth Quarter	4.35	3.85	0.015
Year ended December 31, 2016
First Quarter	$3.36	$2.96	$0.01
Second Quarter	3.27	2.95	0.01
Third Quarter	3.34	3.02	0.015
Fourth Quarter	3.80	3.15	0.015

The declaration of cash dividends on the Company’s common stock is at the discretion of the Board, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements and other contractual restrictions, Pennsylvania law, federal and Pennsylvania bank regulatory law, and other factors deemed relevant. Additionally, on January 24, 2017, the Company’s Board of Directors approved a common stock repurchase program that called for AmeriServ Financial, Inc. to buy back up to 5% or approximately 945,000 shares of its outstanding common stock over an 18 month time period beginning on the day of announcement.

Following are the Company’s monthly common stock purchases during the fourth quarter of 2017. All shares are repurchased under Board of Directors authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 – 31, 2017	19,900	$4.12	19,900	238,740
November 1 – 30, 2017	61,194	4.17	61,194	177,546
December 1 – 31, 2017	71,883	4.31	71,883	105,663
Total	152,977	$4.23	152,977

In first nine months of 2017, the Company was able to repurchase 686,360 shares at an average price of $4.02. Through December 31, 2017, the Board of Director approved repurchase plan had a total of 839,337 shares repurchased at an average price of $4.06. This represents approximately 89% of the authorized repurchase plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2017	2016	2015	2014	2013
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$44,356	$41,869	$41,881	$40,441	$39,343
Total interest expense	8,795	7,735	6,520	6,397	6,482
Net interest income	35,561	34,134	35,361	34,044	32,861
Provision (credit) for loan losses	800	3,950	1,250	375	(1,100)
Net interest income after provision (credit) for loan losses	34,761	30,184	34,111	33,669	33,961
Total non-interest income	14,645	14,638	15,267	14,323	15,744
Total non-interest expense	40,766	41,615	41,038	43,371	42,223
Income before income taxes	8,640	3,207	8,340	4,621	7,482
Provision for income taxes	5,347	897	2,343	1,598	2,289
Net income	$3,293	$2,310	$5,997	$3,023	$5,193
Net income available to common shareholders	$3,293	$2,295	$5,787	$2,813	$4,984
PER COMMON SHARE DATA:
Basic earnings per share	$0.18	$0.12	$0.31	$0.15	$0.26
Diluted earnings per share	0.18	0.12	0.31	0.15	0.26
Cash dividends declared	0.06	0.05	0.04	0.04	0.03
Book value at period end	5.25	5.05	5.19	4.97	4.91
BALANCE SHEET AND OTHER DATA:
Total assets	$1,167,655	$1,153,780	$1,148,497	$1,089,263	$1,056,036
Loans and loans held for sale, net of unearned income	892,758	886,858	883,987	832,131	786,748
Allowance for loan losses	10,214	9,932	9,921	9,623	10,104
Investment securities available for sale	129,138	127,077	119,467	127,110	141,978
Investment securities held to maturity	38,752	30,665	21,419	19,840	18,187
Deposits	947,945	967,786	903,294	869,881	854,522
Total borrowed funds	115,701	78,645	117,058	93,965	79,640
Stockholders’ equity	95,102	95,395	118,973	114,407	113,307
Full-time equivalent employees	302	305	318	314	352
SELECTED FINANCIAL RATIOS:
Return on average assets	0.28%	0.20%	0.54%	0.29%	0.51%
Return on average total equity	3.42	2.30	5.10	2.61	4.69
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	94.18	91.64	97.86	95.66	92.07
Ratio of average total equity to average assets	8.24	8.79	10.65	10.92	10.86
Common stock cash dividends as a percent of net income available to common shareholders	33.80	41.18	13.03	26.73	11.36
Interest rate spread	3.14	3.08	3.33	3.36	3.39
Net interest margin	3.32	3.26	3.49	3.52	3.56
Allowance for loan losses as a percentage of loans, net of unearned income, at period end	1.15	1.12	1.13	1.16	1.29
Non-performing assets as a percentage of loans and other real estate owned, at period end	0.34	0.18	0.71	0.35	0.52
Net charge-offs as a percentage of average loans	0.06	0.44	0.11	0.11	0.18
Ratio of earnings to fixed charges and preferred dividends:(1)
Excluding interest on deposits	4.22X	2.26X	4.68X	3.30X	5.13X
Including interest on deposits	1.97	1.40	2.19	1.67	2.07
Cumulative one year interest rate sensitivity gap ratio, at period end	1.22	1.44	1.23	1.13	1.09

(1)	The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

2017 SUMMARY OVERVIEW:

The new Tax Cut and Jobs Act became law on December 21, 2017. Subsequently, AmeriServ and most other banks in the nation were caught up in the technical accounting issues the legislation created. We recalculated our Federal tax position for 2017 as of December 31, 2017. The result was a one-time $2.6 million charge against 2017 earnings. This action was taken as of December 21, 2017 and reported in an 8-K filing on January 11, 2018. With those issues completed, we begin this year with a new statutory tax rate of 21%, replacing the previous rate of 34%. We believe that this will be an opportunity for the Company.

This new tax code arrived at a favorable time for AmeriServ. Our goal for 2017 was to re-establish the financial performance level that we reported in mid-2015. The result of this strong emphasis was that AmeriServ ended 2017 with the highest level of average loans for a full year on record. AmeriServ also ended 2017 with the highest level of average deposits on record, the highest level of total revenue on record and a reduced level of operating expenses. It is possible that had it not been necessary to recalculate the tax accounting process and accept a one-time charge against earnings, that 2017 may have been the best year since the restructure of the franchise in 2000.

That one-time charge resulted in AmeriServ announcing on January 23, 2018 net income for 2017 of $3,293,000 or $0.18 per common share. This was a 43% improvement in net income and a 50% improvement in earnings per share over 2016 which reported net income of $2,295,000 or $0.12 per share. Parenthetically, it is a fact that if the Tax Cut and Jobs Act had never occurred and the Company would not have been required to recognize an additional income tax charge of $2,624,000, AmeriServ would have reported net income of $5,917,000 or $0.32 per share for 2017. This was our year-long goal for 2017.

AmeriServ is growing stronger year over year, but challenges remain. AmeriServ has become a very active lender to small and mid-size businesses. AmeriServ finished 2017 for the fourth consecutive year with a record of lending over 90% of deposits into our regional markets. This means we are always seeking fresh deposits because it is our responsibility to provide affordable loans to the local and regional businesses and consumers who are the backbone of our local economies.

AmeriServ also has been a company with a higher level of overhead than most community banks our size. We are working to improve this through technical advances which allow for higher productivity. A relationship has been established with a company who is the largest provider of banking software in the U.S. The goal is to continue to improve productivity and to consequently further reduce expenses.

It is important to note that AmeriServ is now fully focused on executing the 2017 – 2019 Strategic Plan. Perhaps the biggest challenge in that plan is to improve shareholder return. It was especially gratifying to meet and exceed the shareholder return target established in the strategic plan. That target is to return up to 75% of earnings to shareholders annually, subject to maintaining sufficient capital to support balance sheet growth. Using the adjusted net income figure prior to the one-time charge required under the Tax Cut and Jobs Act, the total capital return in 2017 was 76.4%. This was composed of quarterly cash dividend payments totaling $1,113,000. Also, a stock repurchase program returned $3,405,000 to shareholders. Upon completion of these entries, AmeriServ still met and exceeded the capital requirements established by the regulators enabling AmeriServ to operate successfully and to respond to expansion opportunities.

As has been our aim, we are setting forth in 2018 with all of the issues contained in the Tax Cut and Jobs Act as we know them today behind us. It is our job to use the new lower tax rate to build an even stronger and more profitable company. We will not chase the latest “fad.” Instead, we will continue to build strength in our balance sheet and then leverage that strength for the benefit of our customers and our shareholders. We think these are exciting times to be community bankers.

PERFORMANCE OVERVIEW... The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Net income	$3,293	$2,310	$5,997
Net income available to common shareholders	3,293	2,295	5,787
Diluted earnings per share	0.18	0.12	0.31
Return on average assets	0.28%	0.20%	0.54%
Return on average equity	3.42	2.30	5.10

The Company reported net income available to common shareholders of $3,293,000, or $0.18 per diluted common share. This represents an improvement of $998,000 from the full year of 2016 where net income available to common shareholders totaled $2,295,000, or $0.12 per diluted common share. In the fourth quarter of 2017, the enactment into law of “H.R.1.”, known as the “Tax Cuts and Jobs Act”, necessitated the revaluation of the Company’s deferred tax asset because of the new lower corporate tax rate. This revaluation required that the Company recognize additional income tax expense of $2.6 million, which is consistent with the information previously disclosed in an 8-K filed on January 11, 2018. The additional income tax expense negatively impacted diluted earnings per share by $0.14 for both the fourth quarter and full year of 2017.

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

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$44,356	$41,869	$41,881
Interest expense	8,795	7,735	6,520
Net interest income	35,561	34,134	35,361
Net interest margin	3.32%	3.26%	3.49%

2017 NET INTEREST PERFORMANCE OVERVIEW... The Company’s net interest income for the full year of 2017 increased by $1.4 million, or 4.2%, when compared to the full year of 2016. The Company’s net interest margin was 3.32% for the full year of 2017 representing a six basis point improvement from the full year of 2016. The 2017 increase in net interest income is a result of a higher level of total earning assets and favorable balance sheet positioning which contributed to the improved net interest margin performance. The Company continues to grow earning assets while also limiting increases in its cost of funds through disciplined deposit pricing. Specifically, the earning asset growth occurred in both the loan and investment securities portfolios. Investment securities averaged $173 million for the full year of 2017 which is $25.3 million, or 17.2%, higher than the full year 2016 average. Total loans averaged $894 million for the full year 2017 which is $6.2 million, or 0.7%, higher than the 2016 full year average.

The Company experienced growth in average deposits which we believe reflects the loyalty of our core deposit base that provides a strong foundation upon which this growth builds. Specifically, total deposits averaged $976 million in 2017 which is $20.8 million, or 2.2%, higher than the $956 million average for the full year of 2016 The deposit growth occurred in interest bearing deposits while the total non-interest bearing demand deposit account balances remained relatively stable between years. As a result of this strong deposit growth, the Company’s loan to deposit ratio ended the year at 91.5% which indicates that the Company has ample capacity to further grow its loan portfolio in 2018.

Total interest expense increased by $1,060,000, or 13.7%, for the full year of 2017 when compared to 2016, due to higher levels of both deposit and borrowing interest expense. Deposit interest expense in 2017 increased by $855,000, or 15.8%, due to the higher balance of deposits along with certain indexed money market accounts repricing upward after the Federal Reserve interest rate increases. The Company experienced a $205,000 increase in the interest cost for borrowings in 2017 primarily due to the immediate impact that the increases in the Federal Funds Rate had on the cost of overnight borrowed funds as well as matured FHLB term advances that were replaced with advances at higher rates. For the full year of 2017, total average FHLB borrowed funds of $62.6 million, increased by $4.9 million, or 8.4%.

COMPONENT CHANGES IN NET INTEREST INCOME: 2017 VERSUS 2016... Regarding the separate components of net interest income, the Company’s total interest income in 2017 increased by $2.5 million when compared to 2016. Total average earnings assets in 2017 grew by $23.7 million due to increases in both average loans and average securities, which was complemented by a 15 basis point increase in the earning asset yield from 3.99% to 4.14%. Within the earning asset base, investment securities interest revenue increased by $1.1 million or 27.8% in 2017 due to a $25.3 million increase in the average investment securities portfolio. The yield on total investment securities increased by 24 basis points from 2.66% to 2.90%. The growth in the investment securities portfolio is the result of management electing to diversify the mix of the investment securities portfolio through purchases of high quality corporate and taxable municipal securities. This revised strategy for securities purchases was facilitated by the increase in national interest rates that resulted in improved opportunities to purchase additional securities and grow the portfolio. Total loan interest income increased by $1.4 million as the yield on the total loan portfolio increased by 12 basis points from 4.27% to 4.39%. Even though loan production slowed somewhat during the fourth quarter because of the uncertainty that existed in the market from potential borrowers due to the timing that corporate tax reform would be enacted, the loan portfolio still demonstrated an increase. This increase was the result of the successful results of the Company’s business development efforts, with an emphasis on generating all types of commercial business loans particularly through its loan production offices. Loan interest income increased by $1,356,000, or 3.6%, for the full year of 2017 when compared to last year. The higher loan interest income also results from new loans originating at higher yields due to the higher interest rates and also reflects the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate by 25 basis points three times in 2017.

The Company’s total interest expense increased by $1,060,000, or 13.7%, in 2017 when compared to 2016, due to higher levels of both deposit and borrowing interest expense. The Company experienced growth in average deposits which we believe reflects the loyalty of our core deposit base that provides a strong foundation upon which this growth builds. Management’s ability to acquire new core deposit funding from outside of our traditional market areas as well as our ongoing efforts to offer new loan customers deposit products were the primary reasons for this growth. Specifically, total interest bearing deposits averaged $794 million in 2017 which is $21.2 million, or 2.7%, higher than the $773 million average for the full year of 2016. Deposit interest expense in 2017 increased by $855,000, or 15.8%, due to the higher balance of interest bearing deposits along with certain indexed money market accounts repricing upward after the Federal Reserve interest rate increases. The cost of interest bearing deposits increased by nine basis points in 2017 to 0.79% due to the impact of increasing national interest rates. Management continues to carefully price interest rates paid on all deposit categories. The Company experienced a $205,000 increase in the interest cost for borrowings in 2017 due to the immediate impact that the increases in the Federal Funds Rate had on the cost of overnight borrowed funds, FHLB term advances and a higher level of total borrowed funds. Total overnight borrowings increased by $7.9 million while their cost increased by 64 basis points to 1.21%. The Company also continued to utilize term advances from the FHLB, with maturities ranging between three and five years, to help fund earning asset growth and manage interest rate risk. The average balance of FHLB term advances decreased by $3.1 million while the average cost of these advances increased by 20 basis points to 1.52% as matured term advances were replaced by advances with higher interest rates. Total FHLB borrowed funds, including overnight borrowed funds, averaged $62.6 million or 5.4% of total average assets and increased by $4.9 million, or 8.4%. Overall, total interest bearing funding costs increased by nine basis points to 1.00%.

Overall, the Company expects that continued growth of earning assets as well as an increasing net interest margin will result in net interest income growth in 2018. The net interest margin stabilized in 2017 after a period of compression and also demonstrated improvement in the second half of the year. It is expected that this moderate pace of improvement in the net interest margin should continue in 2018. Solid commercial pipelines suggest that the Company should be able to grow the loan portfolio in 2018 although we expect the pricing pressures on new commercial loans to continue to be intense.

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

The Company experienced significant growth in deposits between years which is a reflection of the loyalty and stability of our core deposit base that provides a strong foundation upon which this growth builds. Management’s ability to acquire new core deposit funding from outside of our traditional market areas as well as our ongoing efforts to offer new loan customers deposit products were the primary reasons for this growth. Specifically, total deposits averaged $956 million for the full year of 2016 which is $63 million, or 7.0%, higher than the $893 million average for the full year of 2015. The Company is also pleased that a meaningful portion of this deposit growth occurred in non-interest bearing demand deposit accounts. Deposit interest expense for the full year of 2016 increased by $648,000, or 13.6%, due to the higher balance of deposits along with certain money market accounts repricing upward after Federal Reserve fed funds interest rate increases. As a result of this strong deposit growth, the Company’s loan to deposit ratio ended the year at 91.6%.

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

	YEAR ENDED DECEMBER 31,
	2017			2016			2015
	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$893,849	$39,257	4.39%	$887,679	$37,891	4.27%	$857,015	$38,024	4.44%
Deposits with banks	1,028	11	1.11	1,668	13	0.70	2,198	8	0.34
Short-term investment in money market funds	7,996	130	1.63	15,156	84	0.56	10,700	14	0.14
Investment securities:
Available for sale	135,131	3,800	2.81	121,630	3,132	2.58	124,383	3,250	2.61
Held to maturity	37,484	1,198	3.20	25,649	779	3.04	20,576	614	2.98
Total investment securities	172,615	4,998	2.90	147,279	3,911	2.66	144,959	3,864	2.67
TOTAL INTEREST EARNING ASSETS/INTEREST INCOME	1,075,488	44,396	4.14	1,051,782	41,899	3.99	1,014,872	41,910	4.14
Non-interest earning assets:
Cash and due from banks	22,393			20,626			17,312
Premises and equipment	12,273			11,930			12,617
Other assets	67,169			68,046			69,201
Allowance for loan losses	(10,241)			(9,790)			(9,766)
TOTAL ASSETS	$1,167,082			$1,142,594			$1,104,236
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$129,589	$638	0.49%	$108,350	$317	0.29%	$97,201	$199	0.21%
Savings	97,405	162	0.17	95,986	159	0.17	94,425	156	0.17
Money market	275,636	1,446	0.52	277,967	1,198	0.43	242,298	817	0.34
Other time	291,475	4,009	1.38	290,612	3,726	1.28	287,783	3,580	1.24
Total interest bearing deposits	794,105	6,255	0.79	772,915	5,400	0.70	721,707	4,752	0.66
Federal funds purchased and other short-term borrowings	16,972	206	1.21	9,030	52	0.57	24,582	86	0.35
Advances from Federal Home Loan Bank	45,657	694	1.52	48,720	644	1.32	46,166	558	1.21
Guaranteed junior subordinated deferrable interest debentures	13,085	1,120	8.57	13,085	1,120	8.57	13,085	1,120	8.57
Subordinated debt	7,650	520	6.80	7,650	519	6.79	62	4	6.72
TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	877,469	8,795	1.00	851,400	7,735	0.91	805,602	6,520	0.81
Non-interest bearing liabilities:
Demand deposits	182,301			182,732			171,175
Other liabilities	11,119			8,074			9,871
Stockholders’ equity	96,193			100,388			117,588
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,167,082			$1,142,594			$1,104,236
Interest rate spread			3.14			3.08			3.33
Net interest income/net interest margin		35,601	3.32%		34,164	3.26%		35,390	3.49%
Tax-equivalent adjustment		(40)			(30)			(29)
Net interest income		$35,561			$34,134			$35,361

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

	2017 vs. 2016			2016 vs. 2015
	INCREASE (DECREASE) DUE TO CHANGE IN:			INCREASE (DECREASE) DUE TO CHANGE IN:
	AVERAGE VOLUME	RATE	TOTAL	AVERAGE VOLUME	RATE	TOTAL
	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$271	$1,095	$1,366	$247	$(380)	$(133)
Deposits with banks	(6)	4	(2)	(1)	6	5
Short-term investments in money market funds	(15)	61	46	7	63	70
Investment securities:
Available for sale	370	298	668	(78)	(40)	(118)
Held to maturity	376	43	419	153	12	165
Total investment securities	746	341	1,087	75	(28)	47
Total interest income	996	1,501	2,497	328	(339)	(11)
INTEREST PAID ON:
Interest bearing demand deposits	71	250	321	27	91	118
Savings deposits	3	—	3	3	—	3
Money market	(10)	258	248	136	245	381
Other time deposits	10	273	283	34	112	146
Federal funds purchased and other short-term borrowings	68	86	154	(64)	30	(34)
Advances from Federal Home Loan Bank	(35)	85	50	33	53	86
Subordinated debt	—	1	1	515	—	515
Total interest expense	107	953	1,060	684	531	1,215
Change in net interest income	$889	$548	$1,437	$(356)	$(870)	$(1,226)

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

	AT DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Total accruing loans past due 30 to 89 days	$8,178	$3,278	$4,396
Total non-accrual loans	3,016	1,603	6,066
Total non-performing assets including TDRs(1)	3,034	1,624	6,297
Loan delinquency as a percentage of total loans, net of unearned income	0.92%	0.37%	0.50%
Non-accrual loans as a percentage of total loans, net of unearned income	0.34	0.18	0.69
Non-performing assets as a percentage of total loans, net of unearned income, and other real estate owned	0.34	0.18	0.71
Non-performing assets as a percentage of total assets	0.26	0.14	0.55
Total classified loans (loans rated substandard or doubtful)	$5,433	$6,039	$8,566

(1)	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as troubled debt restructuring and (iv) other real estate owned.

The Company continues to maintain excellent asset quality. Non-performing assets increased by $1.4 million since the prior year-end and now total $3.0 million. The continued successful ongoing problem credit resolution efforts of the Company is demonstrated in the table above as levels of non-accrual loans, non-performing assets, classified loans and low loan delinquency levels are below 1% of total loans. We continue to closely monitor the loan portfolio given the uneven recovery in the economy and the number of relatively large-sized commercial and CRE loans within the portfolio. As of December 31, 2017, the 25 largest credits represented 26.4% of total loans outstanding.

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

	YEAR ENDED DECEMBER 31,
	2017	2016	2015	2014	2013
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year	$9,932	$9,921	$9,623	$10,104	$12,571
Charge-offs:
Commercial	(278)	(3,648)	(170)	(172)	(50)
Commercial loans secured by real estate	(165)	(13)	(250)	(708)	(1,777)
Real estate-mortgage	(313)	(291)	(753)	(322)	(139)
Consumer	(172)	(344)	(188)	(121)	(154)
Total charge-offs	(928)	(4,296)	(1,361)	(1,323)	(2,120)
Recoveries:
Commercial	27	140	101	141	80
Commercial loans secured by real estate	14	40	111	231	481
Real estate-mortgage	250	147	171	71	122
Consumer	119	30	26	24	70
Total recoveries	410	357	409	467	753
Net charge-offs	(518)	(3,939)	(952)	(856)	(1,367)
Provision (credit) for loan losses	800	3,950	1,250	375	(1,100)
Balance at end of year	$10,214	$9,932	$9,921	$9,623	$10,104
Loans and loans held for sale, net of unearned income:
Average for the year	$893,849	$887,679	$857,015	$804,721	$746,490
At December 31	892,758	886,858	880,984	827,080	786,748
As a percent of average loans:
Net charge-offs	0.06%	0.44%	0.11%	0.11%	0.18%
Provision (credit) for loan losses	0.09	0.44	0.15	0.05	(0.15)
Allowance as a percent of each of the following:
Total loans, net of unearned income	1.15	1.12	1.13	1.16	1.29
Total accruing delinquent loans (past due 30 to 89 days)	124.90	302.99	225.68	364.09	309.56
Total non-accrual loans	338.66	619.59	163.55	438.21	351.93
Total non-performing assets	336.65	611.58	157.55	329.89	245.90
Allowance as a multiple of net charge-offs	19.72x	2.52x	10.42x	11.24x	7.39x

For 2017, the Company recorded an $800,000 provision for loan losses compared to a $3,950,000 provision for loan losses in 2016 or a decrease of $3.2 million between years. Both, the loan loss provision and net charge-offs were at more typical levels this year than the substantially higher levels that were necessary early last year to resolve a troubled loan exposure to the energy industry. The provision recorded in 2017 supported commercial loan growth and more than covered the low level of net loan charge-offs in 2017 resulting in the allowance for loan losses growing between years. The Company experienced net loan charge-offs of $518,000, or 0.06% of total loans in 2017 compared to net loan charge-offs of $3.9 million, or 0.44%, of total loans in 2016. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $3.0 million, or 0.34%, of total loans, at December 31, 2017. In summary, the allowance for loan losses provided 337% coverage of non-performing loans, and 1.15% of total loans, at December 31, 2017, compared to 612% coverage of non-performing loans, and 1.12% of total loans, at December 31, 2016. The Company presently expects that it will have a typical loan loss provision in 2018. The expected provision will be necessary to cover loan charge-offs and support the anticipated growth in the loan portfolio.

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

			AT DECEMBER 31,
	2017		2016		2015		2014		2013
	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
		(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$4,299	17.8%	$4,041	19.3%	$4,244	20.6%	$3,262	16.8%	$2,844	15.3%
Commercial loans secured by real estate	3,666	52.0	3,584	50.4	3,449	47.9	3,902	49.6	4,885	52.6
Real estate-mortgage	1,102	28.0	1,169	28.1	1,173	29.3	1,310	31.3	1,260	30.1
Consumer	128	2.2	151	2.2	151	2.2	190	2.3	136	2.0
Allocation to general risk	1,019	—	987	—	904	—	959	—	979	—
Total	$10,214	100.0%	$9,932	100.0%	$9,921	100.0%	$9,623	100.0%	$10,104	100.0%

Even though residential real estate-mortgage loans comprise 28.0% of the Company’s total loan portfolio, only $1.1 million or 10.8% of the total ALL is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company’s three-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company’s historical loss experience in these categories, and other qualitative factors. The stability in the part of the allowance allocated to each loan category reflects the continued strong asset quality of each sector.

Based on the Company’s ALL methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the ALL is adequate at December 31, 2017 to cover losses within the Company’s loan portfolio.

NON-INTEREST INCOME... Non-interest income for 2017 totalled $14.6 million, an increase of $7,000, or 0.1%, from 2016. Factors contributing to this higher level of non-interest income in 2017 included:

—	a $258,000, or 10.2%, increase in other income as the Company benefited from additional revenue resulting from a more aggressive business development strategy within its Financial Services Division. Also, fee revenue from Trust and investment advisory fees increased by a $129,000, or 1.6% as the Company benefited from increasing market values for assets under management in 2017. Wealth management continues to be an important strategic focus as it contributed over 29% of the Company’s total revenue in 2017.

—	a $62,000 increase in Bank Owned Life Insurance (BOLI) revenue after the Company received one death claim in 2017.

—	a $287,000, or 22.9%, decrease in mortgage loan sale gains and mortgage related fees due to reduced refinance activity and a lower level of new mortgage loan originations when compared to 2016.

—	a $93,000, or 5.6%, decrease in service charges on deposit accounts due to fewer overdraft charges.

—	a $62,000 decrease in revenue from investment security sale transactions due to the increase in national interest rates which resulted in the market value of existing securities in the Company’s portfolio decreasing since last year.

Non-interest income for 2016 totalled $14.6 million, a decrease of $629,000, or 4.1%, from 2015. Factors contributing to this lower level of non-interest income in 2016 included:

—	a $942,000 decrease in BOLI revenue after the Company received four death claims in 2015 and there were no such claims in 2016.

—	a $201,000, or 8.6%, increase in other income as the Company benefited from additional revenue resulting from a more aggressive business development strategy within its Financial Services Division.

—	a $106,000 increase in revenue from investment security sale transactions as the Company recognized a higher level of gains on the sale of rapidly prepaying, low balance mortgage backed securities.

—	a $93,000, or 8.0%, increase in mortgage loan sale gains and mortgage related fees due to increased refinance activity and a comparable level of new mortgage loan originations when compared to 2015.

—	a $76,000, or 4.3%, decrease in service charges on deposit accounts due to fewer overdraft charges and account analysis fees as customers have generally maintained higher balances in their checking accounts in 2016.

NON-INTEREST EXPENSE... Non-interest expense for 2017 totalled $40.8 million, which represents an $849,000, or 2.0%, decrease from 2016. Factors contributing to the lower non-interest expense in 2017 included:

—	other expenses were down $413,000, or 7.8%, while professional fees declined by $222,000, or 4.2%, due to lower legal fees and litigation costs and the non-recurrence of costs related to resolving a trust operations trading error in 2016.

—	occupancy expenses were lower by $182,000, or 6.5%, and equipment costs declined by $103, 000, or 6.1%, as a result of the management’s continued efforts to control costs. Specifically, a branch consolidation and closure of an unprofitable loan production office were the primary reasons for these expenses decreasing between years.

—	Total salaries and benefits increased by $93,000, or 0.4%. The increase between years was limited by our ongoing cost control focus despite additional investment in talent, particularly in our wealth management division.

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

INCOME TAX EXPENSE... The Company recorded an income tax expense of $5.3 million, or an effective tax rate of 61.9%, in 2017. The higher income tax expense is due to the enactment into law of “H.R.1.”, known as the “Tax Cuts and Jobs Act”, which necessitated the revaluation of the Company’s deferred tax asset because of the new lower corporate tax rate. The revaluation required that the Company recognize additional income tax expense of $2.6 million which was recorded in December of 2017. Without this charge, the Company’s effective tax rate would have approximated 31.5% in 2017. In 2016, income tax expense totalled $897,000, or an effective tax rate of 28.0%. Beginning in 2018, we expect a reduction in the Company’s effective tax rate to approximately 20% which we believe will provide a meaningful boost to future earnings. The Company’s deferred tax asset was $6.0 million at December 31, 2017 and relates primarily to AMT carryforwards and the ALL.

SEGMENT RESULTS... Retail banking’s net income contribution was $2.7 million in 2017 and decreased from the $3.0 million contribution in 2016 and $3.0 million in 2015. The decrease in 2017 reflects a higher volume of fixed rate residential mortgage loans being sold in the secondary market resulting in a lower volume held on our balance sheet. Interest expense is also higher between years due to higher deposit totals and certain indexed money market accounts repriced upward with the increases in the fed funds rate. Favorably impacting the retail segment’s income was a lower level of non-interest expense due to the Company’s focus on reducing and controlling costs which resulted in lower employee and occupancy expenses due to a branch consolidation. Finally, FDIC insurance expense and miscellaneous expenses are lower in 2017.

The commercial banking segment reported net income of $5.8 million in 2017 compared to net income of $3.3 million in 2016 and $5.4 million in 2015. The net income contribution for 2017 increased due to the lower provision for loan losses. The higher loan loss provision in 2016 was necessary to resolve the troubled energy sector loan that had a significant negative impact to reported net income in 2016. Also, a decrease in classified assets and the level of delinquency during the year contributed to the lower provision expense. Growth in commercial real estate loans over the past year also contributed to the higher level of net income. In addition to the growth experienced in the CRE portfolio the commercial banking segment also benefitted from a lower level of non-interest expense due to the closure of a loan production office and additional operation efficiencies.

The trust segment’s net income contribution was $1.4 million in 2017 compared to $1.1 million in 2016 and $1.3 million in 2015. The increase to total income occurred as expenses returned to a more normal level after additional costs were necessary in 2016 to address a trust operations trading error. Also, the higher level of net income results from continued effective management of existing customer accounts as asset market values have improved. Finally, income from the Financial Services business unit increased as wealth management continues to be an important strategic focus of the Company. Additionally, and slightly offsetting the favorable items mentioned above was additional investment in talent, which contributed to higher salaries and benefits expense. Overall, the fair market value of trust assets under administration totaled $2.186 billion at December 31, 2017, an increase of $193 million, or 9.7%, from the December 31, 2016 total of $1.993 billion.

The investment/parent segment reported a net loss of $6.7 million in 2017, which was higher than the net loss of $5.2 million in 2016 and $3.8 million in 2015. The increased loss between years is solely reflective of the higher income tax expense that resulted from the additional income tax charge of $2.6 million recorded in December of 2017 and is related to corporate income tax reform. This additional tax expense more than offset the favourable impact of the higher level of investment securities on the Company’s balance sheet in 2017 that resulted from the Company’s strategic decision to purchase more high quality corporate and taxable municipal securities. This segment continues to feel the most earnings pressure from the continued low interest rate environment. The Company did generate investment security gains of $115,000 in 2017 and $177,000 in 2016 from the sale of certain low balance, rapidly prepaying mortgage backed securities which had a favorable impact on earnings in this segment.

For greater discussion on the future strategic direction of the Company’s key business segments, see “Management’s Discussion and Analysis — Forward Looking Statements.” For a more detailed analysis of the segment results, see Footnote 22.

BALANCE SHEET... The Company’s total consolidated assets of $1.168 billion at December 31, 2017 grew by $13.9 million or 1.2% from the $1.154 billion level at December 31, 2016. This asset growth was due primarily to a $10.1 million or 6.4% increase in total investment securities in 2017. The growth in the investment securities portfolio is the result of management electing to diversify the mix of the investment securities portfolio through purchases of high quality corporate and taxable municipal securities. This revised strategy for securities purchases was facilitated by the increase in national interest rates that resulted in improved opportunities to purchase additional securities and grow the portfolio. This investment securities increase was partially offset by a $1.0 million decrease in short term investments. Total loan growth of $5.9 million or 0.7% between years was lower than what is typically experienced as loan production slowed in the second half of the year because of the uncertainty in the market from potential regarding the timing that corporate tax reform would be enacted. The loan growth that did occur was due to continued successful results of the Company’s intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied CRE loans particularly through its loan production offices.

The Company’s deposits at period end declined by $19.8 million and was offset by an increase in FHLB borrowings ($37 million). The increase in FHLB borrowings occurred in overnight borrowed funds. The FHLB term advances, with maturities between 3 and 5 years, remained relatively stable at $46 million as the Company has utilized these advances to help mitigate interest rate risk. Other liabilities decreased by $3.0 million due to a decrease in the Company’s pension liability. Total stockholders’ equity decreased by $293,000 since year-end 2016 due to the impact of the Company returning more capital to its shareholders through the common stock repurchase program. This along with the negative impact that the additional income tax charge had on total equity more than offset retained earnings growth. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 13.21% and an asset leverage ratio of 9.32% at December 31, 2017. The Company’s book value per common share was $5.25, its tangible book value per common share was $4.59 and its tangible common equity to tangible assets ratio was 7.20% at December 31, 2017.

LIQUIDITY... The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has grown over the past four years and has been adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth. We strive to operate our loan to deposit ratio in a range of 85% to 100%. At December 31, 2017, the Company’s loan to deposit ratio was 91.5%. Given current commercial loan pipelines and the continued development of our three existing loan production offices, we are optimistic that we can grow our loan to deposit ratio and remain within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $115,000 from December 31, 2016, to December 31, 2017, due to $12.7 million of cash provided by financing activities and $7.7 million of cash provided by operating activities. This was offset by $20.2 million of cash used in investing activities. Within investing activities, cash advanced for new loan fundings and purchases totalled $166.4 million and was $6.3 million higher than the $160.1 million of cash received from loan principal payments and sales. Within financing activities, deposits decreased by $19.8 million. Total FHLB borrowings increased as advances, both short-term and long term, were increased by $37.0 million. Early in the first quarter of 2016, the Company redeemed the $21 million preferred stock issued to the US Treasury under the SBLF program.

The holding company had a total of $9.9 million of cash, short-term investments, and investment securities at December 31, 2017. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At December 31, 2017, our subsidiary Bank had $2.7 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. As such, the holding company has strong liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, its common stock dividends, and support its common stock repurchase program, which in total should approximate $3.3 million over the next twelve months.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, and short-term investments in money market funds. These assets totaled $42 million and $38 million at December 31, 2017 and 2016, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate. At December 31, 2017, the Company had $371 million of overnight borrowing availability at the FHLB, $34 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES... The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 9.32% and the risk based capital ratio was 13.21% at December 31, 2017. We anticipate that we will maintain our strong capital ratios throughout 2018. On January 24, 2017, the Company’s Board of Directors approved a common stock repurchase program that called for AmeriServ Financial, Inc. to buy back up to 5% or approximately 945,000 shares of its outstanding common stock over an 18 month time period beginning on the day of announcement. The shares may be purchased from time to time in open market, privately negotiated, or block transactions. This common stock repurchase program does not obligate the Company to acquire any specific number of shares and may be modified, suspended or discontinued at any time. During 2017, the Company returned $3.4 million of capital to its shareholders through the repurchase of 839,337 shares of its common stock in 2017. This represents approximately 89% of the authorized common stock repurchase program. Capital generated from earnings will be utilized to pay the common stock cash dividend, support the stock repurchase program and will also support controlled balance sheet growth. Our common dividend payout ratio for the full year 2017 was 33.7%. Total Parent Company cash was $9.9 million at December 31, 2017.

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

The following table presents a summary of the Company’s static GAP positions at December 31, 2017:

INTEREST SENSITIVITY PERIOD	3 MONTHS OR LESS	OVER 3 MONTHS THROUGH 6 MONTHS	OVER 6 MONTHS THROUGH 1 YEAR	OVER 1 YEAR	TOTAL
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$272,879	$55,391	$113,203	$451,285	$892,758
Investment securities	33,294	6,179	11,496	116,921	167,890
Short-term assets	7,954	—	—	—	7,954
Regulatory stock	4,675	—	—	2,125	6,800
Bank owned life insurance	—	—	37,860	—	37,860
Total rate sensitive assets	$318,802	$61,570	$162,559	$570,331	$1,113,262
RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing deposits	$—	$—	$—	$183,603	$183,603
NOW	4,620	—	33,042	132,681	170,343
Money market	193,829	—	—	44,290	238,119
Other savings	24,146	—	—	72,437	96,583
Certificates of deposit of $100,000 or more	6,649	9,511	8,034	6,103	30,297
Other time deposits	52,633	21,761	28,135	126,471	229,000
Total deposits	281,877	31,272	69,211	565,585	947,945
Borrowings	51,084	4,000	6,000	54,617	115,701
Total rate sensitive liabilities	$332,961	$35,272	$75,211	$620,202	$1,063,646
INTEREST SENSITIVITY GAP:
Interval	(14,159)	26,298	87,348	(49,871)	—
Cumulative	$(14,159)	$12,139	$99,487	$49,616	$49,616
Period GAP ratio	0.96X	1.75X	2.16X	0.82X
Cumulative GAP ratio	0.96	1.03	1.22	1.05
Ratio of cumulative GAP to total assets	(1.21)%	1.04%	8.52%	4.25%

When December 31, 2017 is compared to December 31, 2016, the Company’s cumulative GAP ratio through one year indicates that the Company’s balance sheet is still asset sensitive with some improvement noted between years. We continue to see loan customer preference for fixed rate loans given the overall low level of interest rates. Also, we have extended some term advances with the FHLB to help manage our interest rate risk position. Overall, the low level of short interest rates makes this table more difficult to analyze since there is little room for certain deposit liabilities to reprice downward further.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	1.4%	18.7%
100 bp increase	1.0	11.0
100 bp decrease	(1.1)	(16.5)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and scheduled repricing of loans tied to LIBOR or prime. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at a targeted range of 1.25% to 1.50%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

Within the investment portfolio at December 31, 2017, 78% of the portfolio is classified as available for sale and 22% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are 133 securities that are temporarily impaired at December 31, 2017. The Company reviews its securities quarterly and has asserted that at December 31, 2017, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market (excluding construction and any jumbo loans). The Company also sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year 2017, 82% of all residential mortgage loan production was sold into the secondary market.

The amount of loans outstanding by category as of December 31, 2017, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

	ONE YEAR OR LESS	MORE THAN ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL LOANS
	(IN THOUSANDS, EXCEPT RATIOS)
Commercial	$51,136	$70,481	$37,575	$159,192
Commercial loans secured by real estate	62,886	135,410	265,484	463,780
Real estate-mortgage	22,921	58,389	169,093	250,403
Consumer	7,103	5,095	7,185	19,383
Total	$144,046	$269,375	$479,337	$892,758
Loans with fixed-rate	$49,404	$132,852	$244,437	$426,693
Loans with floating-rate	94,642	136,523	234,900	466,065
Total	$144,046	$269,375	$479,337	$892,758
Percent composition of maturity	16.1%	30.2%	53.7%	100.0%
Fixed-rate loans as a percentage of total loans				47.8%
Floating-rate loans as a percentage of total loans				52.2%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

CONTRACTUAL OBLIGATIONS... The following table presents, as of December 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	PAYMENTS DUE IN
	NOTE REFERENCE	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL
	(IN THOUSANDS)
Deposits without a stated maturity	8	$688,648	$—	$—	$—	$688,648
Certificates of deposit*	8	128,307	95,520	30,205	13,109	267,141
Borrowed funds*	10	62,019	30,667	5,438	—	98,124
Guaranteed junior subordinated deferrable interest debentures*	10	1,015	2,030	2,030	17,784	22,859
Subordinated debt*	10	497	994	994	9,142	11,627
Pension obligation	14	3,500	—	—	—	3,500
Lease commitments	15	445	531	500	1,558	3,034

*	Includes interest based upon interest rates in effect at December 31, 2017. Future changes in market interest rates could materially affect contractual amounts to be paid.

OFF BALANCE SHEET ARRANGEMENTS... The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $165.1 million and standby letters of credit of $10.0 million as of December 31, 2017. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2017, the Company had $34 million in interest rate swaps outstanding.

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

Commercial and CRE loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the ALL. Approximately $8.0 million, or 78%, of the total ALL at December 31, 2017 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and Troubled Debt Restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2017, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2017, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

FORWARD LOOKING STATEMENTS...

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and improving the profitability of our Trust Company. In accordance with our strategic plan, the Company will maintain its focus as a community bank delivering banking and trust services to the best of our ability and focus on further growing revenues by leveraging our strong capital base and infrastructure. This Company will not succumb to the lure of quick fixes and fancy financial gimmicks. It is our plan to continue to build the Company into a potent banking force in this region and in this industry. Our focus encompasses the following:

•	Customer Service — It is the existing and prospective customer that the Company must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. The Company is training and motivating its staff to meet these standards while providing customers with more banking options that involve leading technologies such as computers, smartphones, and tablets to conduct business.
•	Revenue Growth — It is necessary for the Company to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination among all customer service areas so our revenue producing products can be tailored to meet the needs of existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas particularly on increasing loans through several loan production offices. The Strategic Plan also states that purchases of investment securities will become more diverse and include high quality corporate and taxable municipal securities while continuing to purchase federal agency mortgage backed securities that provide a return consistent with the market as well as asset cash flow liquidity. An examination of the peer bank database provides ample proof that a well-executed community banking business model can generate a reliable and rewarding revenue stream.

•	Expense Rationalization — The Company remains focused on trying to reduce and rationalize expenses. This has not been a program of broad based cuts, but has been targeted so the Company stays strong but spends less. It is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues. The Company also recently completed three additional initiatives that further reduced non-interest expenses and improved the Company’s profitability. Specifically, at the end of the first quarter of 2016, the Company had closed its Southern Atherton branch office in the State College market and consolidated the retail customer accounts from this branch into its nearby and newer branch office located on North Atherton Street. The Company remains committed to the State College market, and this change will allow for a more efficient operation that will allow us to better compete in this demographically attractive but highly competitive banking market. The Company also realigned its executive leadership team by eliminating one senior position in its executive office. Finally, the Company closed its Harrisonburg, Virginia loan production office. The combined annual cost savings from these profitability improvement initiatives approximates $1.2 million, which the Company realized in 2017.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2017	2016
	(IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions	$26,234	$25,107
Interest bearing deposits	2,698	3,066
Short-term investments in money market funds	5,256	5,900
Cash and cash equivalents	34,188	34,073
Investment securities:
Available for sale	129,138	127,077
Held to maturity (fair value $38,811 at December 31, 2017 and $30,420 at December 31, 2016)	38,752	30,665
Loans held for sale	3,125	3,094
Loans	890,032	884,240
Less: Unearned income	399	476
Allowance for loan losses	10,214	9,932
Net loans	879,419	873,832
Premises and equipment, net	12,734	11,694
Accrued interest income receivable	3,603	3,116
Goodwill	11,944	11,944
Bank owned life insurance	37,860	37,903
Net deferred tax asset	5,963	10,655
Federal Home Loan Bank stock	4,675	3,359
Federal Reserve Bank stock	2,125	2,125
Other assets	4,129	4,243
TOTAL ASSETS	$1,167,655	$1,153,780
LIABILITIES
Non-interest bearing deposits	$183,603	$188,808
Interest bearing deposits	764,342	778,978
Total deposits	947,945	967,786
Short-term borrowings	49,084	12,754
Advances from Federal Home Loan Bank	46,229	45,542
Guaranteed junior subordinated deferrable interest debentures	12,923	12,908
Subordinated debt	7,465	7,441
Total borrowed funds	115,701	78,645
Other liabilities	8,907	11,954
TOTAL LIABILITIES	1,072,553	1,058,385
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized: 26,585,403 shares issued and 18,128,247 shares outstanding on December 31, 2017; 26,521,291 shares issued and 18,903,472 shares outstanding on December 31, 2016	266	265
Treasury stock at cost, 8,457,156 shares on December 31, 2017 and 7,617,819 shares on December 31, 2016	(78,233)	(74,829)
Capital surplus	145,707	145,535
Retained earnings	40,312	36,001
Accumulated other comprehensive loss, net	(12,950)	(11,577)
TOTAL STOCKHOLDERS’ EQUITY	95,102	95,395
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,167,655	$1,153,780

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
Taxable	$39,122	$37,786	$37,923
Tax exempt	95	75	72
Interest bearing deposits	11	13	8
Short-term investments in money market funds	130	84	14
Investment securities:
Available for sale	3,800	3,132	3,250
Held to maturity	1,198	779	614
Total Interest Income	44,356	41,869	41,881
INTEREST EXPENSE
Deposits	6,255	5,400	4,752
Short-term borrowings	206	52	86
Advances from Federal Home Loan Bank	694	644	558
Guaranteed junior subordinated deferrable interest debentures	1,120	1,120	1,120
Subordinated debt	520	519	4
Total Interest Expense	8,795	7,735	6,520
Net Interest Income	35,561	34,134	35,361
Provision for loan losses	800	3,950	1,250
Net Interest Income after Provision for Loan Losses	34,761	30,184	34,111
NON-INTEREST INCOME
Trust and investment advisory fees	8,462	8,333	8,344
Service charges on deposit accounts	1,581	1,674	1,750
Net gains on loans held for sale	679	884	767
Mortgage related fees	285	367	391
Net realized gains on investment securities	115	177	71
Bank owned life insurance	737	675	1,617
Other income	2,786	2,528	2,327
Total Non-Interest Income	14,645	14,638	15,267
NON-INTEREST EXPENSE
Salaries and employee benefits	24,127	24,034	24,042
Net occupancy expense	2,600	2,782	2,941
Equipment expense	1,585	1,688	1,773
Professional fees	5,058	5,280	5,003
Supplies, postage, and freight	676	705	726
Miscellaneous taxes and insurance	1,234	1,146	1,157
Federal deposit insurance expense	628	709	669
Other expense	4,858	5,271	4,727
Total Non-Interest Expense	40,766	41,615	41,038

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
PRETAX INCOME	8,640	3,207	8,340
Provision for income taxes	5,347	897	2,343
NET INCOME	3,293	2,310	5,997
Preferred stock dividends	—	15	210
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$3,293	$2,295	$5,787
PER COMMON SHARE DATA:
Basic:
Net income	$0.18	$0.12	$0.31
Average number of shares outstanding	18,498	18,896	18,863
Diluted:
Net income	$0.18	$0.12	$0.31
Average number of shares outstanding	18,600	18,955	18,933
Cash dividends declared	$0.06	$0.05	$0.04

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS)
COMPREHENSIVE INCOME (LOSS)
Net income	$3,293	$2,310	$5,997
Other comprehensive loss, before tax:
Pension obligation change for defined benefit plan	1,303	(4,612)	579
Income tax effect	(442)	1,569	(197)
Unrealized holding losses on available for sale securities arising during period	(40)	(1,305)	(1,498)
Income tax effect	13	443	509
Reclassification adjustment for net realized gains on available for sale securities included in net income	(115)	(177)	(71)
Income tax effect	39	60	25
Other comprehensive income (loss)	758	(4,022)	(653)
Comprehensive income (loss)	$4,051	$(1,712)	$5,344

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period	$—	$21,000	$21,000
Redemption of all preferred shares outstanding	—	(21,000)	—
Balance at end of period	—	—	21,000
COMMON STOCK
Balance at beginning of period	265	265	264
New common shares issued for dividend reinvestment and stock purchase plan	1	—	1
Balance at end of period	266	265	265
TREASURY STOCK
Balance at beginning of period	(74,829)	(74,829)	(74,829)
Treasury stock, 839,337 shares purchased at cost	(3,404)	—	—
Balance at end of period	(78,233)	(74,829)	(74,829)
CAPITAL SURPLUS
Balance at beginning of period	145,535	145,441	145,256
New common shares issued for exercise of stock options	159	74	156
Stock option expense	13	20	29
Balance at end of period	145,707	145,535	145,441
RETAINED EARNINGS
Balance at beginning of period	36,001	34,651	29,618
Net income	3,293	2,310	5,997
Cash dividend declared on common stock	(1,113)	(945)	(754)
Reclassification of certain income tax effects from accumulated other comprehensive income	2,131	—	—
Cash dividend declared on preferred stock	—	(15)	(210)
Balance at end of period	40,312	36,001	34,651
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(11,577)	(7,555)	(6,902)
Reclassification of certain income tax effects from accumulated other comprehensive income	(2,131)	—	—
Other comprehensive income (loss)	758	(4,022)	(653)
Balance at end of period	(12,950)	(11,577)	(7,555)
TOTAL STOCKHOLDERS’ EQUITY	$95,102	$95,395	$118,973

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2017	2016	2015
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$3,293	$2,310	$5,997
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	3,950	1,250
Depreciation and amortization expense	1,665	1,803	1,790
Net amortization of investment securities	436	488	342
Net realized gains on investment securities – available for sale	(115)	(177)	(71)
Net gains on loans held for sale	(679)	(884)	(767)
Amortization of deferred loan fees	(162)	(231)	(249)
Origination of mortgage loans held for sale	(45,637)	(59,252)	(51,759)
Sales of mortgage loans held for sale	46,285	60,045	54,574
Decrease (increase) in accrued interest receivable	(487)	(59)	70
Increase (decrease) in accrued interest payable	114	(11)	(55)
Earnings on bank-owned life insurance	(571)	(675)	(690)
Deferred income taxes	4,303	414	888
Stock compensation expense	173	94	186
Amortization of long term debt issuance costs	39	39	—
Other, net	(1,776)	(1,186)	(1,674)
Net cash provided by operating activities	7,681	6,668	9,832
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(32,889)	(42,844)	(22,241)
Purchase of investment securities – held to maturity	(10,572)	(12,038)	(6,237)
Proceeds from maturities of investment securities – available for sale	22,311	24,574	24,532
Proceeds from maturities of investment securities – held to maturity	2,383	2,693	4,601
Proceeds from sales of investment securities – available for sale	8,143	8,966	3,570
Purchase of regulatory stock	(17,661)	(10,911)	(19,320)
Proceeds from redemption of regulatory stock	16,345	12,180	18,740
Long-term loans originated	(154,054)	(196,998)	(246,304)
Principal collected on long-term loans	157,258	189,505	183,380
Participations purchased	(11,804)	(17,192)	(15,019)
Participations sold	2,800	18,900	23,774
Net increase in other short-term loans	(502)	(875)	(627)
Purchases of premises and equipment	(2,705)	(1,380)	(881)
Proceeds from sale of other real estate owned	108	235	579
Proceeds from life insurance policies	614	—	1,598
Net cash used in investing activities	(20,225)	(25,185)	(49,855)
FINANCING ACTIVITIES
Net (decrease) increase in deposit balances	(19,841)	64,492	33,339
Net increase (decrease) in other short-term borrowings	36,330	(35,994)	9,868
Principal borrowings on advances from Federal Home Loan Bank	12,687	9,542	10,000
Principal repayments on advances from Federal Home Loan Bank	(12,000)	(12,000)	(4,000)
Subordinated debt issuance, net	—	—	7,418
Purchases of treasury stock	(3,404)	—	—
Preferred stock redemption	—	(21,000)	—
Preferred stock dividend paid	—	(15)	(210)
Common stock dividend paid	(1,113)	(945)	(754)
Net cash provided by financing activities	12,659	4,080	55,661
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	115	(14,437)	15,638
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,073	48,510	32,872
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$34,188	$34,073	$48,510

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 15 banking locations in five southwestern Pennsylvania counties. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $2.2 billion that are not recognized on the Company’s Consolidated Balance Sheet at December 31, 2017.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of AmeriServ Financial, Inc. and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), Trust Company, and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a state-chartered full service bank with 15 locations in Pennsylvania. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 10,000, 51,273, and 58,788 shares of common stock were outstanding during 2017, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options to purchase common stock outstanding were $4.00, $3.23-$4.60, and $3.23-$4.70 during 2017, 2016 and 2015, respectively. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net income	$3,293	$2,310	$5,997
Preferred stock dividends	—	15	210
Net income available to common shareholders	$3,293	$2,295	$5,787
Denominator:
Weighted average common shares outstanding (basic)	18,498	18,896	18,863
Effect of stock options	102	59	70
Weighted average common shares outstanding (diluted)	18,600	18,955	18,933
Earnings per common share:
Basic	$0.18	$0.12	$0.31
Diluted	0.18	0.12	0.31
STOCK-BASED COMPENSATION:

The Company uses the modified prospective method for accounting of stock-based compensation. The Company recognized $13,000, $20,000 and $29,000 of pretax compensation expense for the years 2017, 2016 and 2015, respectively. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. See Note 18 for details on the assumptions used.

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

CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in money market funds. The Company made $1,075,000 in income tax payments in 2017; $375,000 in 2016; and $1,554,000 in 2015. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $77,000 in 2017; $172,000 in 2016; and $189,000 in 2015. The Company made total interest payments of $8,681,000 in 2017; $7,746,000 in 2016; and $6,575,000 in 2015.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact that the Update will have on our consolidated financial statements. The overall impact of the amendment will be affected by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time. We are currently evaluating third-party vendor solutions to assist us in the application of this standard.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220). On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act), which requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has elected to early adopt this standard as of December 31, 2017, which resulted in a one-time cumulative effect adjustment of $2.1 million between retained earnings and accumulated other comprehensive loss on the Consolidated Balance Sheets. The adjustment had no impact on net income or any prior periods presented.

2.  CASH AND DUE FROM DEPOSITORY INSTITUTIONS

Included in “Cash and due from depository institutions” are required federal reserves of $5,000 for December 31, 2017 and $6,000 for December 31, 2016, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and a depository amount held with the Federal Reserve Bank.

3.  INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	AT DECEMBER 31, 2017
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$6,612	$—	$(40)	$6,572
Taxable municipal	7,198	27	(189)	7,036
Corporate bonds	35,886	322	(424)	35,784
U.S. Agency mortgage-backed securities	79,854	611	(719)	79,746
Total	$129,550	$960	$(1,372)	$129,138

Investment securities held to maturity:

	AT DECEMBER 31, 2017
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$9,740	$149	$(45)	$9,844
Taxable municipal	22,970	203	(238)	22,935
Corporate bonds and other securities	6,042	38	(48)	6,032
Total	$38,752	$390	$(331)	$38,811

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

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2017, 57.8% of the portfolio was rated AAA as compared to 63.5% at December 31, 2016. 9.7% of the portfolio was rated below A or unrated on December 31, 2017. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders’ equity at December 31, 2017.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $117,181,000 at December 31, 2017 and $104,953,000 at December 31, 2016.

The Company realized $115,000 of gross investment security gains in 2017 and 183,000 of gross investment security gains and $6,000 of gross investment security losses in 2016, and $107,000 of gross investment gains and $36,000 of gross investment security losses in 2015. On a net basis, the realized gain for 2017 was $76,000 after factoring in tax expense of $39,000 and the realized gain for 2016 was $117,000 after factoring in tax expense of $60,000, and the realized gain for 2015 was $46,000 after factoring in tax expense of $25,000. Proceeds from sales of investment securities available for sale were $8.1 million for 2017, $9.0 million for 2016, and $3.6 million during 2015.

The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values, and the weighted average yield for each type and range of maturity as of December 31, 2017. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. The Company’s consolidated investment securities portfolio had an effective duration of approximately 3.69 years. The weighted average expected maturity for available for sale securities at December 31, 2017 for U.S. Agency, U.S. Agency Mortgage-Backed and Corporate Bond securities was 10.38, 4.60 and 5.44 years, respectively. The weighted average expected maturity for held to

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES  – (continued)

maturity securities at December 31, 2017 for U.S. Agency Mortgage-Backed and Corporate Bonds/Taxable Municipals and other securities were 4.57 and 6.51 years.

Investment securities available for sale:

	AT DECEMBER 31, 2017
	U. S. AGENCY		U.S. AGENCY MORTGAGE-BACKED SECURITIES		CORPORATE BONDS AND OTHER		TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$400	1.03%	$1	6.00%	$—	—%	$401	1.04%
After 1 year but within 5 years	—	—	848	2.09	10,938	2.99	11,786	2.93
After 5 years but within 10 years	3,230	2.75	14,623	2.91	30,646	3.64	48,499	3.36
After 10 years but within 15 years	—	—	24,516	2.30	1,500	3.98	26,016	2.39
Over 15 years	2,982	2.69	39,866	2.52	—	—	42,848	2.53
Total	$6,612	2.62	$79,854	2.52	$43,084	3.49	$129,550	2.84
FAIR VALUE
Within 1 year	$399		$1		$—		$400
After 1 year but within 5 years	—		843		10,924		11,767
After 5 years but within 10 years	3,220		14,859		30,477		48,556
After 10 years but within 15 years	—		24,301		1,419		25,720
Over 15 years	2,953		39,742		—		42,695
Total	$6,572		$79,746		$42,820		$129,138

Investment securities held to maturity:

	AT DECEMBER 31, 2017
	U.S. AGENCY MORTGAGE-BACKED SECURITIES		CORPORATE BONDS AND OTHER		TOTAL INVESTMENT SECURITIES HELD TO MATURITY
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$2,000	1.78%	$2,000	1.78%
After 1 year but within 5 years	688	2.11	1,751	2.29	2,439	2.24
After 5 years but within 10 years	2,081	2.49	12,797	3.57	14,878	3.42
After 10 years but within 15 years	2,604	3.30	11,643	3.64	14,247	3.58
Over 15 years	4,367	3.07	821	4.75	5,188	3.34
Total	$9,740	2.94	$29,012	3.43	$38,752	3.31
FAIR VALUE
Within 1 year	$—		$1,976		$1,976
After 1 year but within 5 years	677		1,734		2,411
After 5 years but within 10 years	2,075		12,815		14,890
After 10 years but within 15 years	2,685		11,597		14,282
Over 15 years	4,407		845		5,252
Total	$9,844		$28,967		$38,811

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES  – (continued)

The following tables present information concerning investments with unrealized losses as of December 31, 2017 (in thousands):

Total investment securities:	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$5,923	$(39)	$399	$(1)	$6,322	$(40)
U.S. Agency mortgage-backed securities	36,783	(253)	22,625	(511)	59,408	(764)
Taxable municipal	8,657	(109)	7,727	(318)	16,384	(427)
Corporate bonds and other securities	7,123	(71)	13,655	(401)	20,778	(472)
Total	$58,486	$(472)	$44,406	$(1,231)	$102,892	$(1,703)

The following tables present information concerning investments with unrealized losses as of December 31, 2016 (in thousands):

Total investment securities:	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$398	$(2)	$—	$—	$398	$(2)
U.S. Agency mortgage-backed securities	49,918	(703)	1,576	(62)	51,494	(765)
Taxable municipal	13,301	(522)	—	—	13,301	(522)
Corporate bonds and other securities	20,380	(570)	6,762	(237)	27,142	(807)
Total	$83,997	$(1,797)	$8,338	$(299)	$92,335	$(2,096)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 133 positions that are considered temporarily impaired at December 31, 2017. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

4.  LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2017	2016
	(IN THOUSANDS)
Commercial	$159,192	$171,529
Commercial loans secured by real estate	463,780	446,598
Real estate-mortgage	247,278	245,765
Consumer	19,383	19,872
Loans, net of unearned income	$889,633	$883,764

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  LOANS  – (continued)

Loan balances at December 31, 2017 and 2016 are net of unearned income of $399,000 and $476,000, respectively. Real estate construction loans comprised 4.1% and 4.7% of total loans net of unearned income at December 31, 2017 and 2016, respectively. The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct loan exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2017 and 2016, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 250 mile radius of the Johnstown market.

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $554,000 and $578,000 at December 31, 2017 and 2016, respectively.

5.  ALLOWANCE FOR LOAN LOSSES

The following table summarizes the rollforward of the allowance for loan losses by portfolio segment (in thousands).

	BALANCE AT DECEMBER 31, 2016	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2017
Commercial	$4,041	$(278)	$27	$509	$4,299
Commercial loans secured by real estate	3,584	(165)	14	233	3,666
Real estate-mortgage	1,169	(313)	250	(4)	1,102
Consumer	151	(172)	119	30	128
Allocation for general risk	987	—	—	32	1,019
Total	$9,932	$(928)	$410	$800	$10,214

	BALANCE AT DECEMBER 31, 2015	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2016
Commercial	$4,244	$(3,648)	$140	$3,305	$4,041
Commercial loans secured by real estate	3,449	(13)	40	108	3,584
Real estate-mortgage	1,173	(291)	147	140	1,169
Consumer	151	(344)	30	314	151
Allocation for general risk	904	—	—	83	987
Total	$9,921	$(4,296)	$357	$3,950	$9,932

	BALANCE AT DECEMBER 31, 2014	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2015
Commercial	$3,262	$(170)	$101	$1,051	$4,244
Commercial loans secured by real estate	3,902	(250)	111	(314)	3,449
Real estate-mortgage	1,310	(753)	171	445	1,173
Consumer	190	(188)	26	123	151
Allocation for general risk	959	—	—	(55)	904
Total	$9,623	$(1,361)	$409	$1,250	$9,921

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

For 2017, the Company recorded an $800,000 provision for loan losses compared to a $3,950,000 provision for loan losses in 2016 or a decrease of $3.2 million between years. Both, the loan loss provision and net charge-offs were at more typical levels this year than the substantially higher levels that were necessary early last year to resolve a troubled loan exposure to the energy industry. The provision recorded in 2017 supported commercial loan growth and more than covered the low level of net loan charge-offs in 2017 resulting in the allowance for loan losses growing between years. The Company experienced net loan charge-offs of $518,000, or 0.06% of total loans in 2017 compared to net loan charge-offs of $3.9 million, or 0.44%, of total loans in 2016. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $3.0 million, or 0.34%, of total loans, at December 31, 2017.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2017
	(IN THOUSANDS)
Loans:	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	TOTAL
Individually evaluated for impairment	$1,212	$547	$—	$—	$1,759
Collectively evaluated for impairment	157,980	463,233	247,278	19,383	887,874
Total loans	$159,192	$463,780	$247,278	$19,383	$889,633

	AT DECEMBER 31, 2017
	(IN THOUSANDS)
Allowance for loan losses:	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
Specific reserve allocation	$909	$—	$—	$—	$—	$909
General reserve allocation	3,390	3,666	1,102	128	1,019	9,305
Total allowance for loan losses	$4,299	$3,666	$1,102	$128	$1,019	$10,214

	AT DECEMBER 31, 2016
	(IN THOUSANDS)
Loans:	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	TOTAL
Individually evaluated for impairment	$496	$178	$—	$—	$674
Collectively evaluated for impairment	171,033	446,420	245,765	19,872	883,090
Total loans	$171,529	$446,598	$245,765	$19,872	$883,764

	AT DECEMBER 31, 2016
	(IN THOUSANDS)
Allowance for loan losses:	COMMERCIAL	COMMERCIAL LOANS SECURED BY REAL ESTATE	REAL ESTATE- MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
Specific reserve allocation	$496	$31	$—	$—	$—	$527
General reserve allocation	3,545	3,553	1,169	151	987	9,405
Total allowance for loan losses	$4,041	$3,584	$1,169	$151	$987	$9,932

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

	AT DECEMBER 31, 2017
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial	$342	$342	$11	$353	$354
Commercial loans secured by real estate	859	567	547	1,406	1,461
Total impaired loans	$1,201	$909	$558	$1,759	$1,815

	AT DECEMBER 31, 2016
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial	$496	$496	$—	$496	$517
Commercial loans secured by real estate	162	31	16	178	209
Total impaired loans	$658	$527	$16	$674	$726

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ALLOWANCE FOR LOAN LOSSES  – (continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS)
Average impaired balance:
Commercial	$1,075	$718	$1,271
Commercial loans secured by real estate	838	356	866
Consumer	—	—	9
Average investment in impaired loans	$1,913	$1,074	$2,146
Interest income recognized:
Commercial	$28	$14	$10
Commercial loans secured by real estate	34	8	17
Consumer	—	—	—
Interest income recognized on a cash basis on impaired loans	$62	$22	$27

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2017 required review of a minimum range of 50% to 55% of the commercial loan portfolio.

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

	AT DECEMBER 31, 2017
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$156,449	$500	$1,999	$244	$159,192
Commercial loans secured by real estate	450,019	11,828	1,634	299	463,780
Total	$606,468	$12,328	$3,633	$543	$622,972

	AT DECEMBER 31, 2016
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial	$168,116	$1,087	$1,830	$496	$171,529
Commercial loans secured by real estate	436,318	7,497	2,767	16	446,598
Total	$604,434	$8,584	$4,597	$512	$618,127

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

	AT DECEMBER 31, 2017
	PERFORMING	NON- PERFORMING
	(IN THOUSANDS)
Real estate-mortgage	$246,021	$1,257
Consumer	19,383	—
Total	$265,404	$1,257

	AT DECEMBER 31, 2016
	PERFORMING	NON- PERFORMING
	(IN THOUSANDS)
Real estate-mortgage	$244,836	$929
Consumer	19,872	—
Total	$264,708	$929

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

	AT DECEMBER 31, 2017
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
	(IN THOUSANDS)
Commercial	$159,181	$—	$—	$11	$11	$159,192	$—
Commercial loans secured by real estate	457,722	5,238	534	286	6,058	463,780	—
Real estate-mortgage	243,393	2,373	671	841	3,885	247,278	—
Consumer	19,262	76	45	—	121	19,383	—
Total	$879,558	$7,687	$1,250	$1,138	$10,075	$889,633	$—

	AT DECEMBER 31, 2016
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
	(IN THOUSANDS)
Commercial	$171,292	$237	$—	$—	$237	$171,529	$—
Commercial loans secured by real estate	446,477	121	—	—	121	446,598	—
Real estate-mortgage	241,802	2,856	610	497	3,963	245,765	—
Consumer	19,795	50	27	—	77	19,872	—
Total	$879,366	$3,264	$637	$497	$4,398	$883,764	$—

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

Management tracks the historical net charge-off activity at each risk rating grade level for the entire commercial portfolio and at the aggregate level for the consumer and residential mortgage portfolios. A historical charge-off factor is calculated utilizing a rolling 12 consecutive historical quarters for the commercial portfolios. The historical charge-off factors for the consumer and residential mortgage portfolios are based on a three year historical average of actual loss experience.

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

The following tables present information concerning non-performing assets including TDR:

	AT DECEMBER 31,
	2017	2016
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial	$353	$496
Commercial loans secured by real estate	1,406	178
Real estate-mortgage	1,257	929
Total	3,016	1,603
Other real estate owned:
Real estate-mortgage	18	21
Total	18	21
Total restructured loans not in non-accrual (TDR)	—	—
Total non-performing assets including TDR	$3,034	$1,624
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.34%	0.18%

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

Any loan modification where the borrower’s aggregate exposure is at least $250,000 and where the loan currently maintains a criticized or classified risk rating, i.e. Special Mention, Substandard or Doubtful, or where the loan will be assigned a criticized or classified rating after the modification is evaluated to determine the need for TDR classification. The specific ALL reserve for loans modified as TDR’s was $748,000 and $527,000 as of December 31, 2017 and 2016, respectively.

The following table details the TDRs at December 31, 2017 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial	2	$343	Extension of maturity date
Commercial loan secured by real estate	2	587	Extension of maturity date

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

There were no loans that were modified as TDR’s in the previous 12 months and defaulted during the reporting periods ending December 31, 2017, 2016 or 2015, respectively

All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed.

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

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS)
Interest income due in accordance with original terms	$103	$118	$94
Interest income recorded	(75)	—	—
Net reduction in interest income	$28	$118	$94

Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in the other assets on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, a total of $18,000 and $21,000, respectively of residential real estate foreclosed assets were included in other assets. As of December 31, 2017, the Company had initiated formal foreclosure procedures on $74,000 of consumer residential mortgages.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2017	2016
	(IN THOUSANDS)
Land	$1,198	$1,198
Premises	25,745	24,670
Furniture and equipment	8,664	7,949
Leasehold improvements	483	708
Total at cost	36,090	34,525
Less: Accumulated depreciation and amortization	23,356	22,831
Premises and equipment, net	$12,734	$11,694

The Company recorded depreciation expense was $1.7 million for 2017 and $1.8 million for both 2016 and 2015.

8.  DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2017	2016
	(IN THOUSANDS)
Demand:
Non-interest bearing	$183,603	$188,808
Interest bearing	170,343	163,801
Savings	96,583	96,475
Money market	238,119	258,978
Certificates of deposit in denominations of $100,000 or more	30,297	27,427
Other time	229,000	232,297
Total deposits	$947,945	$967,786

Interest expense on deposits consisted of the following:

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS)
Interest bearing demand	$638	$317	$199
Savings	162	159	156
Money market	1,446	1,198	817
Certificates of deposit in denominations of $100,000 or more	319	283	266
Other time	3,690	3,443	3,314
Total interest expense	$6,255	$5,400	$4,752

The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2017 maturing in the periods presented:

YEAR:	OTHER TIME DEPOSITS	CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
	(IN THOUSANDS)
2018	$102,529	$24,194
2019	47,133	2,295
2020	38,932	3,707
2021	18,796	—
2022	9,532	—
2023 and after	12,078	101
Total	$229,000	$30,297

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  DEPOSITS  – (continued)

The maturities on certificates of deposit greater than $100,000 or more as of December 31, 2017, are as follows:

MATURING IN:	(IN THOUSANDS)
Three months or less	$6,649
Over three through six months	9,511
Over six through twelve months	8,034
Over twelve months	6,103
Total	$30,297

The aggregate amount of time deposit accounts (including certificates of deposit) that meet or exceed the FDIC insurance limit at December 31, 2017 and 2016 are $49.7 million and $45.8 million, respectively.

9.  SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2017
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$49,084
Maximum indebtedness at any month end	645	51,760
Average balance during year	54	16,972
Average rate paid for the year	0.95%	1.21%
Interest rate on year-end balance	—	1.54

	AT DECEMBER 31, 2016
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$12,754
Maximum indebtedness at any month end	—	56,686
Average balance during year	—	9,030
Average rate paid for the year	—	0.58%
Interest rate on year-end balance	—	0.74

	AT DECEMBER 31, 2015
	FEDERAL FUNDS PURCHASED	OTHER SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$48,748
Maximum indebtedness at any month end	—	65,071
Average balance during year	—	24,582
Average rate paid for the year	—	0.35%
Interest rate on year-end balance	—	0.43

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  SHORT-TERM BORROWINGS  – (continued)

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to one year in maturity. The average maturity was three days at the end of 2017, 2016, and 2015.

10.  ADVANCES FROM FEDERAL HOME LOAN BANK, GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES AND SUBORDINATED DEBT

Advances from the FHLB consist of the following:

	AT DECEMBER 31, 2017
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS, EXCEPT RATES)
2018	1.48	$12,000
2019	1.51	12,500
2020	1.74	16,729
2021	1.75	5,000
Total advances from FHLB	1.61	$46,229

	AT DECEMBER 31, 2016
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS, EXCEPT RATES)
2017	1.06	$12,000
2018	1.48	12,000
2019	1.51	12,500
2020	1.59	8,042
2021	1.60	1,000
Total advances from FHLB	1.37	$45,542

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate and certain types of CRE. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rate on the advances is fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage and CRE loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2017, the Company had immediately available $371 million of overnight borrowing capability at the FHLB, $34 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks.

Guaranteed Junior Subordinated Deferrable Interest Debentures:

On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by the Company. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. The Company used $22.5 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in 2005 and 2004. The net balance as of December 31, 2017 and 2016 was $12.9 million.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  ADVANCES FROM FEDERAL HOME LOAN BANK, GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES AND SUBORDINATED DEBT  – (continued)

Subordinated Debt:

On December 29, 2015, the Company completed a private placement of $7.65 million in aggregate principal amount of fixed rate subordinated notes to certain accredited investors. The subordinated notes mature December 31, 2025 and have a 6.50% fixed interest rate for the entire term. This subordinated debt has been structured to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and will be non-callable for five years. The Company used the proceeds from this private placement and other cash on hand to redeem all $21 million of its issued and outstanding SBLF preferred stock on January 27, 2016. The net balance as of December 31, 2017 and 2016 was $7.5 million and $7.4 million, respectively.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2017 and 2016, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liability Measured on a Recurring Basis:

Assets and liability measured at fair value on a recurring basis are summarized below (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2017 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
U.S. Agency securities	$6,572	$—	$6,572	$—
Taxable municipal	7,036	—	7,036	—
Corporate bonds	35,784	—	35,784	—
U.S. Agency mortgage-backed securities	79,746	—	79,746	—
Fair value swap asset	92	—	—	92
Fair value swap liability	(92)	—	—	(92)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS  – (continued)

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2016 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
U.S. Agency securities	$398	$—	$398	$—
Taxable municipal	3,622	—	3,622	—
Corporate bonds	33,873	—	33,873	—
U.S. Agency mortgage-backed securities	89,184	—	89,184	—

Assets Measured on a Non-recurring Basis:

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2017 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Assets:
Impaired loans	$850	$—	$—	$850
Other real estate owned	18	—	—	18

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2016 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Assets:
Impaired loans	$147	$—	$—	$147
Other real estate owned	21	—	—	21

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At December 31, 2017, impaired loans with a carrying value of $1.8 million were reduced by specific valuation allowance totaling $909,000 resulting in a net fair value of $850,000. At December 31, 2016, impaired loans with a carrying value of $674,000 were reduced by specific valuation allowance totaling $527,000 resulting in a net fair value of $147,000.

OREO is measured at fair value based on appraisals, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

December 31, 2017	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$850	Appraisal of collateral(1)	Appraisal adjustments(2)	21% to 75% (54)%
Other real estate owned	18	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	16% to 64% (29)%
			Liquidation expenses(2)	2% to 206% (79)%

December 31, 2016	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$147	Appraisal of collateral(1)	Appraisal adjustments(2)	40% to 99% (45)%
Other real estate owned	21	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	20% to 77% (42)%
			Liquidation expenses(2)	3% to 199% (37)%

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Fair values have been determined by the Company using independent third party valuations that uses best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash and cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded carrying values. The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded carrying values at December 31, 2017 and 2016, were as follows:

	AT DECEMBER 31, 2017
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$34,188	$34,188	$34,188	$—	$—
Investment securities – AFS	129,138	129,138	—	129,138	—
Investment securities – HTM	38,752	38,811	—	35,859	2,952
Regulatory stock	6,800	6,800	6,800	—	—
Loans held for sale	3,125	3,173	3,173	—	—
Loans, net of allowance for loan loss and unearned income	879,419	873,784	—	—	873,784
Accrued interest income receivable	3,603	3,603	3,603	—	—
Bank owned life insurance	37,860	37,860	37,860	—	—
Fair value swap asset	92	92	—	—	92
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$688,648	$688,648	$688,648	$—	$—
Deposits with stated maturities	259,297	260,153	—	—	260,153
Short-term borrowings	49,084	49,084	49,084	—	—
All other borrowings	66,617	69,684	—	—	69,684
Accrued interest payable	1,754	1,754	1,754	—	—
Fair value swap liability	92	92	—	—	92

	AT DECEMBER 31, 2016
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents	$34,073	$34,073	$34,073	$—	$—
Investment securities – AFS	127,077	127,077	—	127,077	—
Investment securities – HTM	30,665	30,420	—	27,473	2,947
Regulatory stock	5,484	5,484	5,484	—	—
Loans held for sale	3,094	3,158	3,158	—	—
Loans, net of allowance for loan loss and unearned income	873,832	869,960	—	—	869,960
Accrued interest income receivable	3,116	3,116	3,116	—	—
Bank owned life insurance	37,903	37,903	37,903	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$708,062	$708,062	$708,062	$—	$—
Deposits with stated maturities	259,724	261,446	—	—	261,446
Short-term borrowings	12,754	12,754	12,754	—	—
All other borrowings	65,891	69,348	—	—	69,348
Accrued interest payable	1,640	1,640	1,640	—	—

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES

The Tax Cuts and Jobs Act, enacted on December 22, 2017 lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the carrying value of the net deferred tax assets was reduced which increased income tax expense by $2,624,000. The expense for income taxes is summarized below:

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS)
Current	$1,044	$483	$1,455
Deferred	1,679	414	888
Change in corporate tax rate	2,624	—	—
Income tax expense	$5,347	$897	$2,343

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2017		2016		2015
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense based on federal statutory rate	$2,938	34.0%	$1,090	34.0%	$2,836	34.0%
Tax exempt income	(283)	(3.3)	(255)	(7.9)	(574)	(6.9)
Other	68	0.8	62	1.9	81	1.0
Change in corporate tax rate	2,624	30.4	—	—	—	—
Total expense for income taxes	$5,347	61.9%	$897	28.0%	$2,343	28.1%

The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2017	2016
	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$2,145	$3,377
Unfunded commitment reserve	192	303
Unrealized investment security losses	87	87
Premises and equipment	804	1,542
Accrued pension obligation	948	2,582
Alternative minimum tax credits	1,724	2,110
Other	219	895
Total tax assets	6,119	10,896
DEFERRED TAX LIABILITIES:
Investment accretion	(33)	(24)
Other	(123)	(217)
Total tax liabilities	(156)	(241)
Net deferred tax asset	$5,963	$10,655

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES  – (continued)

At December 31, 2017 and 2016, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize alternative minimum tax (AMT) credits.

The change in net deferred tax assets and liabilities consist of the following:

	YEAR ENDED DECEMBER 31,
	2017	2016
	(IN THOUSANDS)
Unrealized gains recognized in comprehensive income	$53	$507
Pension obligation of the defined benefit plan not yet recognized in income	(442)	1,569
Deferred provision for income taxes	(1,679)	(414)
Change in corporate tax rate	(2,624)	—
Net increase (decrease)	$(4,692)	$1,662

The Company has AMT credit carryforwards of approximately $1.7 million at December 31, 2017. These credits have an indefinite carryforward period.

The Company utilizes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company has no tax liability for uncertain tax positions. The Company’s federal and state income tax returns for taxable years through 2014 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

14.  EMPLOYEE BENEFIT PLANS

PENSION PLANS:

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Effective January 1, 2013, the Company implemented a soft freeze of its defined benefit pension plan for non-union employees. A soft freeze means that all existing employees as of December 31, 2012 will remain in the defined benefit pension plan but any new non-union employees hired after January 1, 2013 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401K program. The Company implemented a similar soft freeze of its defined benefit pension plan for union employees effective January 1, 2014. The Company executed these changes to help reduce its pension costs in future years. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of the Company’s common stock valued

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

at $1.2 million and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31, 2017.

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2017	2016
	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$38,637	$33,117
Service cost	1,516	1,468
Interest cost	1,292	1,430
Actuarial (gain) loss	1,588	4,578
Benefits paid	(2,020)	(1,956)
Benefit obligation at end of year	41,013	38,637
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	30,671	28,429
Actual return on plan assets	4,949	348
Employer contributions	3,500	3,850
Benefits paid	(2,020)	(1,956)
Fair value of plan assets at end of year	37,100	30,671
Funded status of the plan	$(3,913)	$(7,966)

	YEAR ENDED DECEMBER 31,
	2017	2016
	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$15,326	$17,602
Total	$15,326	$17,602

	YEAR ENDED DECEMBER 31,
	2017	2016
	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$37,594	$35,153

The weighted-average assumptions used to determine benefit obligations at December 31, 2017 and 2016 were as follows:

	YEAR ENDED DECEMBER 31,
	2017	2016
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	3.63%	4.12%
Salary scale	2.50	2.50

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,516	$1,468	$1,557
Interest cost	1,292	1,430	1,341
Expected return on plan assets	(2,539)	(2,275)	(2,130)
Recognized net actuarial loss	1,454	1,333	1,386
Net periodic pension cost	$1,723	$1,956	$2,154

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS
Net (gain) loss	$(822)	$6,505	$1,221
Recognized loss	(1,454)	(1,333)	(1,386)
Total recognized in other comprehensive loss before tax effect	$(2,276)	$5,172	$(165)
Total recognized in net benefit cost and other comprehensive loss before tax effect	$(553)	$7,128	$1,989

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $1,561,000.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 were as follows:

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	4.12%	4.20%	4.00%
Expected return on plan assets	7.75	7.75	8.00
Rate of compensation increase	2.50	2.50	2.50

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

PLAN ASSETS:

The plan’s measurement date is December 31, 2017. This plan’s asset allocations at December 31, 2017 and 2016, by asset category are as follows:

	YEAR ENDED DECEMBER 31,
	2017	2016
ASSET CATEGORY:
Cash and cash equivalents	—%	8%
Domestic equities	12	10
Mutual funds/ETFs	82	76
International equities	4	1
Corporate bonds	2	5
Total	100%	100%

The major categories of assets in the Company’s Pension Plan as of yearend are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2017	2016
	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$44	$2,454
Domestic equities	4,340	3,067
Mutual funds/ETFs	30,470	23,310
International equities	1,322	307
Level 2:
Corporate bonds	924	1,533
Total fair value of plan assets	$37,100	$30,671

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

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  EMPLOYEE BENEFIT PLANS  – (continued)

market value of the plan assets (at December 31, 2017, 3.4% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

The Company presently expects that the contribution to be made to the Plan in 2018 will be approximately $3.5 million.

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid.

YEAR:	ESTIMATED FUTURE BENEFIT PAYMENTS
(IN THOUSANDS)
2018	$2,698
2019	2,692
2020	2,817
2021	2,832
2022	3,116
Years 2023 – 2027	14,988

401(k) PLAN:

The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 2% of contribution up to a maximum of 1%. The Company also contributes 4% of salaries for union members who are in the plan. Effective January 1, 2013, any new non-union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 6% of contribution up to a maximum of 3%. Effective January 1, 2014, any new union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match dollar for dollar up to a maximum of 4%. Contributions by the Company charged to operations were $469,000, $447,000 and $433,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The fair value of plan assets includes $1.1 million pertaining to the value of the Company’s common stock and Trust Preferred securities that are held by the plan at December 31, 2017.

Except for the above benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

15.  LEASE COMMITMENTS

The Company’s obligation for future minimum lease payments on operating leases at December 31, 2017, is as follows:

YEAR:	FUTURE MINIMUM LEASE PAYMENTS
(IN THOUSANDS)
2018	$445
2019	277
2020	254
2021	254
2022	256
2023 and thereafter	1,558

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  LEASE COMMITMENTS  – (continued)

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance. Rent expense included in total non-interest expense amounted to $571,000, $767,000 and $821,000, in 2017, 2016, and 2015, respectively.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2017, the Company had various outstanding commitments to extend credit approximating $165.1 million and standby letters of credit of $10.0 million, compared to commitments to extend credit of $160.5 million and standby letters of credit of $8.5 million at December 31, 2016. Standby letters of credit had terms ranging from 1 to 2 years with annual extension options available. Standby letters of credit of approximately $5.1 million were secured as of December 31, 2017 and approximately $3.9 million at December 31, 2016. The carrying amount of the liability for AmeriServ obligations related to unfunded commitments and standby letters of credit was $915,000 at December 31, 2017 and $890,000 at December 31, 2016.

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

17.  PREFERRED STOCK

SBLF:

On August 11, 2011, pursuant to the Small Business Lending Fund (SBLF), the Company issued and sold to the US Treasury 21,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E Preferred Stock) for the aggregate proceeds of $21 million. The SBLF was a voluntary program sponsored by the US Treasury that encouraged small business lending by providing capital to qualified community banks at

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  PREFERRED STOCK  – (continued)

favorable rates. The Company used the proceeds from the Series E Preferred Stock issued to the US Treasury to repurchase all 21,000 shares of its outstanding preferred shares previously issued to the US Treasury under the Capital Purchase Program.

On January 27, 2016, we redeemed the Series E Preferred Stock, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends, after receiving approval of our federal banking regulator and the US Treasury.

18.  STOCK COMPENSATION PLANS

The Company uses the modified prospective method for accounting for stock-based compensation and recognized $13,000 of pretax compensation expense for the year 2017, $20,000 in 2016 and $29,000 in 2015.

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

A summary of the status of the Company’s Stock Incentive Plan at December 31, 2017, 2016, and 2015, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31
	2017		2016		2015
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	417,566	$2.76	470,449	$2.74	559,909	$2.66
Granted	17,500	3.96	54,000	3.03	32,500	2.96
Exercised	(64,112)	2.49	(32,661)	2.27	(75,923)	2.07
Forfeited	(10,233)	3.10	(74,222)	3.04	(46,037)	3.04
Outstanding at end of year	360,721	2.85	417,566	2.76	470,449	2.74
Exercisable at end of year	308,301	2.79	328,062	2.69	336,555	2.58
Weighted average fair value of options granted in current year		$1.12		$0.93		$0.67

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  STOCK COMPENSATION PLANS  – (continued)

A total of 308,301 of the 360,721 options outstanding at December 31, 2017, are exercisable and have exercise prices between $1.53 and $4.00, with a weighted average exercise price of $2.85 and a weighted average remaining contractual life of 5.03 years. The remaining 52,420 options that are not yet exercisable have exercise prices between $2.96 and $4.00, with a weighted average exercise price of $3.22 and a weighted average remaining contractual life of 7.90 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2017, 2016, and 2015.

	YEAR ENDED DECEMBER 31
BLACK-SCHOLES ASSUMPTION RANGES	2017	2016	2015
Risk-free interest rate	2.23 – 2.38%	1.56 – 1.73%	1.97%
Expected lives in years	10	10	10
Expected volatility	28.09 – 28.84%	29%	22%
Expected dividend rate	1.50%	1.35-1.81%	1.35%

19.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the periods ending December 31, 2017 and 2016 (in thousands):

	YEAR ENDING DECEMBER 31, 2017			YEAR ENDING DECEMBER 31, 2016
	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(171)	$(11,406)	$(11,577)	$808	$(8,363)	$(7,555)
Reclassification of certain income tax effects from accumulated other comprehensive loss	(53)	(2,078)	(2,131)	—	—	—
Other comprehensive income (loss) before reclassifications	(27)	1,071	1,044	(862)	(3,563)	(4,425)
Amounts reclassified from accumulated other comprehensive loss	(76)	(210)	(286)	(117)	520	403
Net current period other comprehensive loss	(156)	(1,217)	(1,373)	(979)	(3,043)	(4,022)
Ending balance	$(327)	$(12,623)	$(12,950)	$(171)	$(11,406)	$(11,577)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  ACCUMULATED OTHER COMPREHENSIVE LOSS  – (continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the periods ending December 31, 2017 and 2016 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	YEAR ENDING DECEMBER 31, 2017	YEAR ENDING DECEMBER 31, 2016	Affected line item in the statement of operations
Unrealized gains and losses on sale of securities	$(115)	$(177)	Net realized gains on investment securities
	39	60	Provision for income taxes
	$(76)	$(117)	Net of tax
Amortization of defined benefit items(2) Recognized net actuarial loss	$(318)	$788	Salaries and employee benefits
	108	(268)	Provision for income taxes
	$(210)	$520	Net of tax
Total reclassifications for the period	$(286)	$403	Net income

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 14 for additional details).

20.  INTANGIBLE ASSETS

The Company’s Consolidated Balance Sheets show both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). Goodwill has an indefinite life and is not amortized. Instead such intangible is evaluated for impairment at the reporting unit level at least annually. Any resulting impairment would be reflected as a non-interest expense. Of the Company’s goodwill of $11.9 million, $9.5 million is allocated to the retail banking segment and $2.4 million relates to the WCCA acquisition which is included in the trust segment. The balance of the Company’s goodwill at December 31, 2017 and 2016 was $11.9 million, respectively.

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

To accommodate the needs of our customers and support the Company’s asset/liability positioning, we entered into interest rate swap agreements with customers and a large financial institution that specializes in these types of transactions in 2017. These arrangements involve the exchange of interest payments based on the notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into an offsetting fixed rate swaps with PNC. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay PNC the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  DERIVATIVE HEDGING INSTRUMENTS  – (continued)

intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. The Company received $139,000 in fees on the transactions.

The following table summarizes the interest rate swap transactions that impacted the Company’s 2017 performance.

	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/ (PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$16,948,686	3.47%	MONTHLY	$(110,778)
SWAP LIABILITIES	FAIR VALUE	(16,948,686)	(3.47)	MONTHLY	110,778
NET EXPOSURE		—	—		—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors. The Company had no caps or floors outstanding at December 31, 2017.

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

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial banking to businesses includes commercial loans, and CRE loans. The trust segment contains our wealth management businesses which include the Trust Company, WCCA, our registered investment advisory firm and financial services. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial services include the sale of mutual funds, annuities, and insurance products. The wealth management businesses also includes the BUILD funds which are union collective investment funds which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management. Inter-segment revenues were not material.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  SEGMENT RESULTS  – (continued)

The contribution of the major business segments to the Consolidated Results of Operations were as follows:

	YEAR ENDED DECEMBER 31, 2017
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,541	$18,642	$61	$(3,683)	$35,561
Provision for loan loss	122	678	—	—	800
Non-interest income	4,956	414	9,170	105	14,645
Non-interest expense	21,247	9,892	7,094	2,533	40,766
Income (loss) before income taxes	4,128	8,486	2,137	(6,111)	8,640
Income tax expense	1,381	2,642	772	552	5,347
Net income (loss)	$2,747	$5,844	$1,365	$(6,663)	$3,293
Total assets	$353,924	$643,055	$5,413	$165,263	$1,167,655

	YEAR ENDED DECEMBER 31, 2016
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,860	$18,518	$56	$(5,300)	$34,134
Provision for loan loss	175	3,775	—	—	3,950
Non-interest income	5,281	439	8,749	169	14,638
Non-interest expense	21,704	10,453	7,097	2,361	41,615
Income (loss) before income taxes	4,262	4,729	1,708	(7,492)	3,207
Income tax expense (benefit)	1,252	1,387	581	(2,323)	897
Net income (loss)	$3,010	$3,342	$1,127	$(5,169)	$2,310
Total assets	$357,500	$635,843	$5,217	$155,220	$1,153,780

	YEAR ENDED DECEMBER 31, 2015
	RETAIL BANKING	COMMERCIAL BANKING	TRUST	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,680	$18,390	$58	$(3,767)	$35,361
Credit provision for loan loss	192	1,058	—	—	1,250
Non-interest income	5,537	552	8,683	495	15,267
Non-interest expense	21,849	10,303	6,606	2,280	41,038
Income (loss) before income taxes	4,176	7,581	2,135	(5,552)	8,340
Income tax expense (benefit)	1,160	2,167	726	(1,710)	2,343
Net income (loss)	$3,016	$5,414	$1,409	$(3,842)	$5,997
Total assets	$415,008	$589,840	$5,263	$138,386	$1,148,497

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2017 and 2016, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, common equity Tier I risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.20% and 7.31% for 2017 and 2016, respectively.

	AT DECEMBER 31, 2017
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$126,276	13.21%	$110,681	11.64%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	95,882	10.03	99,552	10.47	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	107,682	11.26	99,552	10.47	6.00	8.00
Tier 1 Capital (To Average Assets)	107,682	9.32	99,552	8.75	4.00	5.00

	AT DECEMBER 31, 2016
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$125,131	13.15%	$107,618	11.35%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	95,028	9.99	96,796	10.21	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	106,868	11.23	96,796	10.21	6.00	8.00
Tier 1 Capital (To Average Assets)	106,868	9.35	96,796	8.61	4.00	5.00

*	Applies to the Bank only.

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

BALANCE SHEETS

	AT DECEMBER 31,
	2017	2016
	(IN THOUSANDS)
ASSETS
Cash	$100	$100
Short-term investments in money market funds	4,521	5,397
Investment securities available for sale	5,307	6,041
Equity investment in banking subsidiary	99,408	97,158
Equity investment in non-banking subsidiaries	6,444	5,168
Other assets	499	2,665
TOTAL ASSETS	$116,279	$116,529
LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$12,923	$12,908
Subordinated debt	7,465	7,441
Other liabilities	789	785
TOTAL LIABILITIES	21,177	21,134
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	95,102	95,395
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,279	$116,529

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  PARENT COMPANY FINANCIAL INFORMATION  – (continued)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,315	$2,305	$2,432
Dividends from banking subsidiary	2,850	3,000	5,100
Dividends from non-banking subsidiaries	840	650	975
Interest, dividend and other income	163	214	669
TOTAL INCOME	6,168	6,169	9,176
EXPENSE
Interest expense	1,642	1,640	1,125
Salaries and employee benefits	2,416	2,314	2,302
Other expense	1,618	1,549	1,562
TOTAL EXPENSE	5,676	5,503	4,989
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	492	666	4,187
Benefit for income taxes	(1,114)	(1,015)	(642)
Equity in undistributed earnings of subsidiaries	1,687	629	1,168
NET INCOME	$3,293	$2,310	$5,997
COMPREHENSIVE INCOME (LOSS)	$4,051	$(1,712)	$5,344

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  PARENT COMPANY FINANCIAL INFORMATION  – (continued)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$3,293	$2,310	$5,997
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,687)	(629)	(1,168)
Stock compensation expense	13	20	29
Other – net	1,325	1,463	842
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,944	3,164	5,700
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(1,002)	(996)	(1,533)
Proceeds from maturity and sales of investment securities – available for sale	1,699	3,396	4,669
Proceeds from life insurance policies	—	—	719
NET CASH PROVIDED BY INVESTING ACTIVITIES	697	2,400	3,855
FINANCING ACTIVITIES
Subordinated debt issuance, net	—	—	7,418
Preferred stock redemption	—	(21,000)	—
Preferred stock dividends paid	—	(15)	(210)
Purchases of treasury stock	(3,404)	—	—
Common stock dividends paid	(1,113)	(945)	(754)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,517)	(21,960)	6,454
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(876)	(16,396)	16,009
CASH AND CASH EQUIVALENTS AT JANUARY 1	5,497	21,893	5,884
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$4,621	$5,497	$21,893

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. The subsidiary Bank had a combined $110,300,000 of restricted surplus and retained earnings at December 31, 2017.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2017 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$11,370	$11,187	$11,051	$10,748
Interest expense	2,366	2,250	2,152	2,027
Net interest income	9,004	8,937	8,899	8,721
Provision for loan losses	50	200	325	225
Net interest income after provision for loan losses	8,954	8,737	8,574	8,496
Non-interest income	3,699	3,629	3,755	3,562
Non-interest expense	10,250	10,114	10,317	10,085
Income before income taxes	2,403	2,252	2,012	1,973
Provision for income taxes	3,398	701	623	625
Net income (loss)	$(995)	$1,551	$1,389	$1,348
Basic earnings (loss) per common share	$(0.05)	$0.08	$0.07	$0.07
Diluted earnings (loss) per common share	(0.05)	0.08	0.07	0.07
Cash dividends declared per common share	0.015	0.015	0.015	0.015

	2016 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$10,582	$10,476	$10,389	$10,422
Interest expense	1,998	1,970	1,903	1,864
Net interest income	8,584	8,506	8,486	8,558
Provision for loan losses	300	300	250	3,100
Net interest income after provision for loan losses	8,284	8,206	8,236	5,458
Non-interest income	3,798	3,661	3,742	3,437
Non-interest expense	10,509	10,356	10,039	10,711
Income (loss) before income taxes	1,573	1,511	1,939	(1,816)
Provision (benefit) for income taxes	423	446	577	(549)
Net income (loss)	$1,150	$1,065	$1,362	$(1,267)
Basic earnings (loss) per common share	$0.06	$0.06	$0.07	$(0.07)
Diluted earnings (loss) per common share	0.06	0.06	0.07	(0.07)
Cash dividends declared per common share	0.015	0.015	0.010	0.010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AmeriServ Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AmeriServ Financial Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016; the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2007.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AmeriServ Financial, Inc.

Opinion on Internal Control over Financial Reporting

We have audited AmeriServ Financial Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, of the Company and in our report dated March 2, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 2, 2018

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2017, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2017, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”. S.R. Snodgrass, P.C., independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Reserve as safety and soundness laws and regulations.

Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2017.

/s/ JEFFREY A. STOPKO Jeffrey A. Stopko President & Chief Executive Officer	/s/ MICHAEL D. LYNCH Michael D. Lynch Senior Vice President & Chief Financial Officer

Johnstown, PA
March 2, 2018

STATEMENT OF MANAGEMENT RESPONSIBILITY

February 15, 2018

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

Management Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2017 is included in Item 8.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of shares remaining for issuance under the Company’s outstanding stock incentive plans as of December 31, 2017.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	360,721	$2.79	448,170
Equity compensation plans not approved by security holders	0	0	0
Total	360,721	$2.79	448,170

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2017 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under SEC accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN
3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011.	Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011
3.2	Bylaws, as amended and restated effective December 30, 2014.	Exhibit 3.2 to the Current Report on Form 8-K filed on January 2, 2015
10.1	Employment Agreement, dated April 27, 2015, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2015
10.2	AmeriServ Financial, Inc. 2011 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 21, 2011
10.3	AmeriServ Financial, Inc. Deferred Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2014
10.4	Employment Agreement, dated February 19, 2016, between AmeriServ Financial, Inc. and Michael D. Lynch.	Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2016
21.1	Subsidiaries of the Registrant.	Attached
23.1	Consent of Independent Registered Public Accounting Firm	Attached
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached
101	The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.	Attached

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

By:	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President & CEO

Date: February 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2018:

/s/ Craig G. Ford Craig G. Ford	Chairman Director
/s/ Jeffrey A. Stopko Jeffrey A. Stopko	President & CEO Director	/s/ Michael D. Lynch Michael D. Lynch	CFO & SVP
/s/ J. Michael Adams, Jr. J. Michael Adams, Jr.	Director	/s/ Margaret A. O’Malley Margaret A. O’Malley	Director
/s/ Allan R. Dennison Allan R. Dennison	Director	/s/ Mark E. Pasquerilla Mark E. Pasquerilla	Director
/s/ Daniel R. DeVos Daniel R. DeVos	Director	/s/ Sara A. Sargent Sara A. Sargent	Director
/s/ Bruce E. Duke, III Bruce E. Duke, III	Director	/s/ Thomas C. Slater Thomas C. Slater	Director
/s/ Kim W. Kunkle Kim W. Kunkle	Director	/s/ Robert L. Wise Robert L. Wise	Director

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL
BANK OFFICE LOCATIONS

*	Main Office Downtown 216 Franklin Street PO Box 520 Johnstown, PA 15907-0520 1-800-837-BANK (2265)
*	Westmont Office 110 Plaza Drive Johnstown, PA 15905-1211
*	University Heights Office 1404 Eisenhower Boulevard Johnstown, PA 15904-3218
*	Eighth Ward Office 1059 Franklin Street Johnstown, PA 15905-4303
*	Carrolltown Office 101 South Main Street Carrolltown, PA 15722-0507
*	Northern Cambria Office 4206 Crawford Avenue Suite 1 Northern Cambria, PA 15714-1342
*	Lovell Park Office 179 Lovell Avenue Ebensburg, PA 15931-1864
*	Nanty Glo Office 1383 Shoemaker Street Nanty Glo, PA 15943-1254

*	Seward Office 1 Roadway Plaza 6858 Route 711 Suite One Seward, PA 15954-3130
*	Windber Office 1501 Somerset Avenue Windber, PA 15963-1745
*	Central City Office 104 Sunshine Avenue Central City, PA 15926-1129
*	Somerset Office 108 W. Main Street Somerset, PA 15501-2035
*	Derry Office 112 South Chestnut Street Derry, PA 15627-1938
*	East Hills Drive-up, 1213 Scalp Avenue Johnstown, PA 15904-
Pittsburgh Office United Steelworkers Bldg 60 Boulevard of the Allies Suite 100 Pittsburgh, PA 15222-1232
*	North Atherton Office 1857 N. Atherton Street State College, PA 16803-1521
*	= 24-Hour ATM Banking Available

REMOTE ATM
BANKING LOCATIONS

**	Main Office, 216 Franklin Street, Johnstown

AMERISERV LOAN
PRODUCTION LOCATIONS

Main Office Downtown
216 Franklin Street
PO Box 520
Johnstown, PA 15907-0520

Altoona Office
3415 Pleasant Valley Boulevard
Pleasant Valley Shopping Center
Altoona, PA 16602-4321

Hagerstown Office
1829 Howell Road
Suite 3
Hagerstown, MD 21740-6606

Monroeville LPO
201 Penn Center Boulevard
Suite 200
Pittsburgh, PA 15235-5507

State College Loan Store
1857 N. Atherton Street
State College, PA 16803-1521

SHAREHOLDER INFORMATION

SECURITIES MARKETS

AmeriServ Financial, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of “ASRV.” The listed market makers for the stock are:

Sandler O’Neill & Partners, L.P. 1251 Avenue of the Americas 6th Floor New York, NY 10020 Telephone: (800) 635-6860	Keefe Bruyette & Woods, Inc. 787 Seventh Avenue Equitable Bldg — 4th Floor New York, NY 10019 Telephone: (800) 966-1559

Stifel Nicolaus 7111 Fairway Drive, STE 301 Palm Beach Gardens, FL 33418 Telephone: (561) 615-5300	KCG 300 Vesey Street New York, NY 10282 Telephone: (888) 931-4357

Citadel Securities LLC 131 South Dearborn Street Chicago, IL 60603 Telephone: (312) 395-2100	UBS Securities LLC 5600 Walnut Street Pittsburgh, PA 15232 Telephone: (412) 665-9900

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

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL, INC.

Board of Directors

J. Michael Adams, Jr.
  Attorney-at-Law
   Mike Adams & Associates, LLC

Allan R. Dennison
  Non-executive Vice Chairman,
  Retired President & Chief
  Executive Officer AmeriServ
  Financial Bank, and
  Non-executive Vice Chairman
  of the Board of all Subsidiaries

Daniel R. DeVos
  Retired President & CEO,
  Concurrent Technologies
  Corporation

Bruce E. Duke, III M.D.
  Retired Surgeon, Conemaugh
  Health Initiatives

Craig G. Ford
  Non-executive Chairman,
  Former President & CEO,
  AmeriServ Financial, Inc.,
  AmeriServ Financial Bank, and
  Non-executive Chairman of the
  Board of all Subsidiaries

Kim W. Kunkle
  President & CEO,
  Laurel Holdings, Inc.

Margaret A. O’Malley
  Attorney-at-Law
  Yost & O’Malley

Mark E. Pasquerilla
  President, Pasquerilla
  Enterprises L.P.

Sara A. Sargent
  Owner/President,
  The Sargent’s Group

Thomas C. Slater
  Retired Owner,
  President & Director,
  Slater Laboratories, Inc.

Jeffrey A. Stopko, CPA
  President & Chief Executive
  Officer AmeriServ
  Financial, Inc. &
   AmeriServ Financial Bank

Robert L. Wise
  Retired President,
  Pennsylvania Electric Company,
  GPU Genco, Inc. and GPU
  International, Inc. and GPU
  Energy, Inc.

General Officers

Jeffrey A. Stopko, CPA
  President & Chief Executive
  Officer

Susan Tomera Angeletti
  Senior Vice President,
  Director of Marketing &
  Alternative Delivery

Michael D. Lynch
  Senior Vice President,
  Chief Financial Officer,
  Chief Investment Officer &
  Chief Risk Officer

James P. Ziance
  Senior Vice President &
  Chief Internal Auditor

Frank E. Adams
  Vice President &
  Chief Loan Review Officer

Anthony M. Gojmerac
  Vice President, Purchasing &
   Facilities Officer

William D. Layton
  Vice President & Manager of
  Regulatory Accounting

Sharon M. Callihan
  Corporate Secretary

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL BANK

Board of Directors

J. Michael Adams, Jr.
  Attorney-at-Law
  Mike Adams & Associates, LLC

Allan R. Dennison
  Non-executive Vice Chairman,
  Retired President &
  Chief Executive Officer
  AmeriServ Financial Bank, and
  Non-executive Vice Chairman of
  the Board of all Subsidiaries

Daniel R. DeVos
  Retired President & CEO,
  Concurrent Technologies
  Corporation

Bruce E. Duke, III, M.D.
  Retired Surgeon, Conemaugh
  Health Initiatives

Craig G. Ford
  Non-executive Chairman,
  Former President & CEO,
  AmeriServ Financial, Inc.,
  AmeriServ Financial Bank, and
  Non-executive Chairman of the
  Board of all Subsidiaries

Kim W. Kunkle
  President & CEO,
  Laurel Holdings, Inc.

Margaret A. O’Malley
  Attorney-at-Law
  Yost & O’Malley

Mark E. Pasquerilla
  President, Pasquerilla
  Enterprises L.P.

Sara A. Sargent
  Owner/President,
  The Sargent’s Group

Thomas C. Slater
  Retired Owner, President &
  Director, Slater
  Laboratories, Inc.

Jeffrey A. Stopko, CPA
  President & Chief Executive
  Officer AmeriServ
  Financial, Inc. &
   AmeriServ Financial Bank

Robert L. Wise
  Retired President,
  Pennsylvania Electric Company,
  GPU Genco, Inc. and
  GPU International, Inc. and
  GPU Energy, Inc.

General Officers

Jeffrey A. Stopko, CPA
  President & Chief
  Executive Officer

Michael R. Baylor
  Executive Vice President &
  Chief Commercial Banking Officer

Jack W. Babich
  Senior Vice President, Chief
  Human Resources Officer &
  Corporate Services Officer

Michael A. Bodnar
  Senior Vice President, Area
  Executive & Commercial Real
  Estate Manager

Russell B. Flynn
  Senior Vice President, Retail
  Lending

Bettina D. Fochler
  Senior Vice President, Chief Credit
  Officer

Wayne A. Kessler
  Senior Vice President, Area
  Executive Johnstown

Michael D. Lynch
  Senior Vice President, Chief
  Financial Officer, Chief Investment
  Officer & Chief Risk Officer

Kerri L. Mueller
  Senior Vice President Retail
  Banking

Matthew C. Rigo
  Senior Vice President, Area
  Executive, Wilkins Township

J. Seth Smith
  Senior Vice President, Area
  Executive State College

Robert E. Werner, III
  Senior Vice President & Chief
  Information Officer

Todd C. Allison
  Vice President & Director of
  Information Technology

Michael S. Andrascik
  Vice President, Bank Security
  Officer

Thomas R. Boyd, Jr.
  Vice President, Commercial
  Relationship Manager II

Jennifer L. Devan
  Vice President, Chief Compliance
  Officer

Bernard A. Eckenrode
  Vice President, Commercial
  Relationship Manager II

Mitchell D. Edwards
  Vice President, Commercial
  Relationship Manager III

Jason D. Eminhizer
  Vice President, Commercial
  Relationship Manager II

Christine E. Fisher
  Vice President, Business Services

Anthony M. Gojmerac
  Vice President, Purchasing &
  Facilities Officer

Daniel L. Herr
  Vice President, Portfolio Manager

Kevin H. Justice
  Vice President, Commercial
  Relationship Manager II,
  Hagerstown

Bruce A. Mabon
  Vice President, Collection &
  Assigned Risk Manager
  Patrick R.   Miles Vice President,
  Commercial Relationship
  Manager II Altoona

Elizabeth R. Shank
  Vice President, Deposit Operations
  Manager

Cynthia L. Stewart
  Vice President, Manager Loan
  Administration

Charlene J. Tessari
  Vice President, Application and
  IT Risk Management

Michelle D. Wyandt
  Vice President, Supervisor Credit
  Analysis

AMERISERV FINANCIAL, INC.

AMERISERV TRUST &
FINANCIAL SERVICES
COMPANY

Board of Directors

J. Michael Adams, Jr.
  Attorney-at-Law
  Mike Adams & Associates, LLC

Allan R. Dennison
  Non-executive Vice Chairman,
  Retired President & Chief
  Executive Officer AmeriServ
  Financial Bank, and
  Non-executive Vice Chairman of
  the Board of all Subsidiaries

Craig G. Ford
  Non-executive Chairman,
  Former President & CEO,
  AmeriServ Financial, Inc.,
  AmeriServ Financial Bank, and
  Non-executive Chairman of the
  Board of all Subsidiaries

Richard W. Bloomingdale
  President, PA AFL-CIO

James T. Huerth
  President & Chief Executive
  Officer AmeriServ Trust &
  Financial Services Company

George B. Kaufman
  Attorney-at-Law

Kim W. Kunkle
  President & CEO,
  Laurel Holdings, Inc.

Mark E. Miller
  Director of Support Services,
  Somerset Hospital & President,
  Pine Grill, Inc.

Margaret A. O’Malley
  Attorney-at-Law Yost &
  O’Malley

Sara A. Sargent
  Owner/President
  The Sargent’s Group

Jeffrey A. Stopko, CPA
  President & Chief Executive
  Officer AmeriServ Financial, Inc.
  & AmeriServ Financial Bank

Robert L. Wise
  Retired President,
  Pennsylvania Electric Company,
  GPU Genco, Inc. and GPU
  International, Inc. and GPU
  Energy, Inc.

General Officers

James T. Huerth
  President & Chief Executive
  Officer

Nicholas E. Debias, Jr., CTA
  Senior Vice President, Senior
  Wealth Management Advisor

David A. Finui
  Senior Vice President, Personal
  Trust & Financial Services
  Manager

Bettina D. Fochler
  Senior Vice President,
  Chief Credit Officer

Michael D. Lynch
  Senior Vice President, Treasurer

Ernest L. Petersen, III
  Senior Vice President,
  Chief Administrative Officer &
  Diversified Services Manager

Christopher C. Sheedy
  Senior Vice President & Trust
  Specialty Real Estate Director

Kathleen M. Wallace
  Senior Vice President,
  Retirement Services Manager

Mary Ann Brustle
  Vice President Risk Management
  &Trust Compliance Officer

Sharon E. Delic
  Vice President, Retirement
  Services Officer

Michael P. Geiser
  Vice President, Trust Operations
  Manager

John T. Krupa
  Vice President, Wealth
  Management Advisor

David M. Margetan
  Vice President, Retirement
  Services Officer

Justin F. Maser
  Vice President, Portfolio Manager

Monica M. Papuga
  Vice President, Senior Trust
  Accounting Officer

Trust Company Office

  216 Franklin Street
  AmeriServ Financial Bank
  Building PO Box 520
  Johnstown, PA 15907-0520

WEST CHESTER
CAPITAL ADVISORS

Board of Directors

J. Michael Adams, Jr.
  Attorney-at-Law
  Mike Adams & Associates, LLC

Allan R. Dennison
  Non-executive Vice Chairman,
  Retired President &
  Chief Executive Officer
  AmeriServ Financial Bank,
  and Non-executive Vice Chairman
  of the Board of all Subsidiaries

Craig G. Ford
  Non-executive Chairman, Former
  President & CEO, AmeriServ
  Financial, Inc., AmeriServ
  Financial Bank, and
  Non-executive Chairman
  of the Board of all Subsidiaries

James T. Huerth
  President & Chief Executive
  Officer AmeriServ Trust &
  Financial Services Company

Steven M. Krawick, AAMS, CMFC
  President & Chief Executive
  Officer West Chester Capital
  Advisors

Jeffrey A. Stopko, CPA
  President & Chief Executive Officer
  AmeriServ Financial, Inc. &
  AmeriServ Financial Bank

Robert L. Wise
  Retired President,
  Pennsylvania Electric Company,
  GPU Genco, Inc. and GPU
  International, Inc. and GPU
  Energy, Inc.

General Officers

Steven M. Krawick, AAMS, CMFC
  President & Chief Executive
  Officer

Michael D. Lynch
  Senior Vice President, Chief
  Financial Officer & Treasurer

Frank J. Lapinsky
  Vice President, Chief
  Administrative
  Officer & Portfolio Manager

Mary F. Stanek
  Vice President, Portfolio Manager

Office Location

  216 Franklin Street
  AmeriServ Financial Bank
  Building PO Box 520 Johnstown,
  PA 15907-0520