Form 10-Q
period 2018-03-31
AMERISERV FINANCIAL INC /PA/
filed 2018-05-11
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Common Stock, par value $0.01	18,033,401

AmeriServ Financial, Inc.

INDEX

i

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from depository institutions	$22,798	$26,234
Interest bearing deposits	2,794	2,698
Short-term investments in money market funds	5,002	5,256
Total cash and cash equivalents	30,594	34,188
Investment securities:
Available for sale, at fair value	132,390	129,138
Held to maturity (fair value $38,041 on March 31, 2018 and $38,811 on December 31, 2017)	38,663	38,752
Loans held for sale	843	3,125
Loans	875,249	890,032
Less: Unearned income	376	399
Allowance for loan losses	9,932	10,214
Net loans	864,941	879,419
Premises and equipment, net	12,406	12,734
Accrued interest income receivable	3,555	3,603
Goodwill	11,944	11,944
Bank owned life insurance	37,992	37,860
Net deferred tax asset	5,585	5,963
Federal Home Loan Bank stock	4,265	4,675
Federal Reserve Bank stock	2,125	2,125
Other assets	5,857	4,129
TOTAL ASSETS	$1,151,160	$1,167,655
LIABILITIES
Non-interest bearing deposits	$179,137	$183,603
Interest bearing deposits	765,069	764,342
Total deposits	944,206	947,945
Short-term borrowings	36,895	49,084
Advances from Federal Home Loan Bank	45,969	46,229
Guaranteed junior subordinated deferrable interest debentures, net	12,927	12,923
Subordinated debt, net	7,470	7,465
Total borrowed funds	103,261	115,701
Other liabilities	7,883	8,907
TOTAL LIABILITIES	1,055,350	1,072,553
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,596,220 shares issued and 18,033,401 outstanding on March 31, 2018; 26,585,403 shares issued and 18,128,247 outstanding on December 31, 2017	266	266
Treasury stock at cost, 8,562,819 shares on March 31, 2018 and 8,457,156 on December 31, 2017	(78,678)	(78,233)
Capital surplus	145,739	145,707
Retained earnings	41,807	40,312
Accumulated other comprehensive loss, net	(13,324)	(12,950)
TOTAL SHAREHOLDERS’ EQUITY	95,810	95,102
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,151,160	$1,167,655

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2018	2017
INTEREST INCOME
Interest and fees on loans	$9,818	$9,556
Interest bearing deposits	4	2
Short-term investments in money market funds	43	24
Investment securities:
Available for sale	1,029	901
Held to maturity	323	265
Total Interest Income	11,217	10,748
INTEREST EXPENSE
Deposits	1,781	1,436
Short-term borrowings	92	19
Advances from Federal Home Loan Bank	186	162
Guaranteed junior subordinated deferrable interest debentures	280	280
Subordinated debt	130	130
Total Interest Expense	2,469	2,027
NET INTEREST INCOME	8,748	8,721
Provision for loan losses	50	225
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,698	8,496
NON-INTEREST INCOME
Trust and investment advisory fees	2,278	2,166
Service charges on deposit accounts	383	374
Net gains on sale of loans	98	114
Mortgage related fees	39	75
Net realized gains (losses) on investment securities	(148)	27
Bank owned life insurance	132	141
Other income	853	665
Total Non-Interest Income	3,635	3,562
NON-INTEREST EXPENSE
Salaries and employee benefits	6,093	5,948
Net occupancy expense	670	674
Equipment expense	391	419
Professional fees	1,184	1,200
Supplies, postage and freight	168	194
Miscellaneous taxes and insurance	290	294
Federal deposit insurance expense	162	160
Other expense	1,162	1,196
Total Non-Interest Expense	10,120	10,085
PRETAX INCOME	2,213	1,973
Provision for income tax expense	446	625
NET INCOME	$1,767	$1,348
PER COMMON SHARE DATA:
Basic:
Net income	$0.10	$0.07
Average number of shares outstanding	18,079	18,814
Diluted:
Net income	$0.10	$0.07
Average number of shares outstanding	18,181	18,922
Cash dividends declared	$0.015	$0.015

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
COMPREHENSIVE INCOME
Net income	$1,767	$1,348
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	1,044	77
Income tax effect	(219)	(27)
Unrealized holding gains (losses) on available for sale securities arising during period	(1,666)	92
Income tax effect	350	(30)
Reclassification adjustment for (gains) losses on available for sale securities included in net income	148	(27)
Income tax effect	(31)	9
Other comprehensive income (loss)	(374)	94
Comprehensive income	$1,393	$1,442

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$1,767	$1,348
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	225
Depreciation expense	405	428
Net amortization of investment securities	103	126
Net realized (gains) losses on investment securities available for sale	148	(27)
Net gains on loans held for sale	(98)	(114)
Amortization of deferred loan fees	(35)	(51)
Origination of mortgage loans held for sale	(4,061)	(7,583)
Sales of mortgage loans held for sale	6,441	8,178
(Increase) decrease in accrued interest income receivable	48	(84)
Decrease in accrued interest payable	(121)	(139)
Earnings on bank owned life insurance	(132)	(141)
Deferred income taxes	447	623
Amortization of deferred issuance costs	9	10
Stock based compensation expense	32	42
Other, net	(1,410)	(233)
Net cash provided by operating activities	3,593	2,608
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(13,168)	(14,195)
Purchases of investment securities – held to maturity	(855)	(6,476)
Proceeds from sales of investment securities – available for sale	4,479	5,653
Proceeds from maturities of investment securities – available for sale	3,695	6,570
Proceeds from maturities of investment securities – held to maturity	917	375
Purchases of regulatory stock	(3,924)	(4,531)
Proceeds from redemption of regulatory stock	4,334	3,606
Long-term loans originated	(28,694)	(50,495)
Principal collected on long-term loans	44,999	37,520
Loans purchased or participated	(2,000)	(150)
Proceeds from sale of other real estate owned	12	23
Purchases of premises and equipment	(77)	(702)
Net cash provided by (used in) investing activities	9,718	(22,802)
FINANCING ACTIVITIES
Net decrease in deposit balances	(3,739)	(3,010)
Net increase (decrease) in other short-term borrowings	(12,189)	20,922
Principal borrowings on advances from Federal Home Loan Bank	1,740	3,500
Principal repayments on advances from Federal Home Loan Bank	(2,000)	(3,000)
Purchase of treasury stock	(445)	(992)
Common stock dividends	(272)	(283)
Net cash provided by (used in) financing activities	(16,905)	17,137
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,594)	(3,057)
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,188	34,073
CASH AND CASH EQUIVALENTS AT MARCH 31	$30,594	$31,016

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 15 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.2 billion that are not reported on the Company’s consolidated balance sheet at March 31, 2018. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

3. Recent Accounting Pronouncements

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

4. Adoption of Accounting Standards

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers — Topic 606 and all subsequent ASUs that modified ASC 606. The standard required a company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. The Company completed an assessment of revenue streams and review of the related contracts potentially affected by the new standard and concluded that ASU 2014-09 did not materially change the method in which it recognizes revenue. Therefore, implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods. However, additional disclosures were added in the current period, which can be found in Note 5.

In January 2016, the FASB finalized ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting standard (a) requires separate presentation of equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) on the balance sheet and measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Adoption of Accounting Standards  – (continued)

The Company has adopted this standard during the reporting period. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes included in Note 19 to the financial statements. The December 31, 2017, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the March 31, 2018 disclosure. The Company estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is no active observable market for sale information on community bank loans and, thus, Level III fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values.

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The Company adopted the standard on January 1, 2018, which resulted in a reclassification of $22,000 and $(62,000) from Salaries and employee benefits into Other expense on the Consolidated Statement of Operations for the periods ended March 31, 2018 and 2017, respectively. See Note 18 for additional information on the presentation of these pension cost components.

5. Revenue Recognition

Management determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including investment security gains, loan servicing charges, gains on the sale of loans, and bank owned life insurance income are not within the scope of Topic 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 78.3% of the total revenue of the Company.

Noninterest income within the scope of Topic 606 are as follows:

•	Trust and investment advisory fees — Trust and investment advisory income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed.
•	Service charges on deposit accounts — The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Revenue Recognition  – (continued)

•	Other noninterest income — Other noninterest income consists of other recurring revenue streams such as commissions for the sale of mutual funds, annuities, and life insurance products, safe deposit box rental fees, gain (loss) on sale of other real estate owned and other miscellaneous revenue streams. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017 (in thousands).

	Three months ended March 31,
	2018	2017
Noninterest income:
In-scope of Topic 606
Trust and investment advisory fees	$2,278	$2,166
Service charges on deposit accounts	383	374
Other	566	540
Noninterest income (in-scope of topic 606)	3,227	3,080
Noninterest income (out-of-scope of topic 606)	408	482
Total noninterest income	$3,635	$3,562

6. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. The Company had no options to purchase common shares excluded from the computation of diluted earnings per common share, since all option exercise prices were below the average closing price for both the first quarter of 2018 and 2017.

	Three months ended March 31,
	2018	2017
	(In thousands, except per share data)
Numerator:
Net income	$1,767	$1,348
Denominator:
Weighted average common shares outstanding (basic)	18,079	18,814
Effect of stock options	102	108
Weighted average common shares outstanding (diluted)	18,181	18,922
Earnings per common share:
Basic	$0.10	$0.07
Diluted	0.10	0.07

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds. The Company made no income tax payments in the first three months of 2018 and $3,000 in the same 2017 period. The Company made total interest payments of $2,590,000 in the first three months of 2018 compared to $2,166,000 in the same 2017 period. The Company had $158,000 non-cash transfers to other real estate owned (OREO) in the first three months of 2018 compared to $20,000 non-cash transfers in the same 2017 period.

8. Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

	March 31, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$6,821	$—	$(166)	$6,655
US Agency mortgage-backed securities	82,648	396	(1,498)	81,546
Taxable municipal	8,929	8	(347)	8,590
Corporate bonds	35,922	254	(577)	35,599
Total	$134,320	$658	$(2,588)	$132,390

Investment securities held to maturity (HTM):

	March 31, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$8,809	$99	$(157)	$8,751
Taxable municipal	23,813	69	(590)	23,292
Corporate bonds and other securities	6,041	33	(76)	5,998
Total	$38,663	$201	$(823)	$38,041

Investment securities available for sale (AFS):

	December 31, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$6,612	$—	$(40)	$6,572
US Agency mortgage-backed securities	79,854	611	(719)	79,746
Taxable municipal	7,198	27	(189)	7,036
Corporate bonds	35,886	322	(424)	35,784
Total	$129,550	$960	$(1,372)	$129,138

Investment securities held to maturity (HTM):

	December 31, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$9,740	$149	$(45)	$9,844
Taxable municipal	22,970	203	(238)	22,935
Corporate bonds and other securities	6,042	38	(48)	6,032
Total	$38,752	$390	$(331)	$38,811

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Investment Securities  – (continued)

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of “A.” At March 31, 2018, 57.4% of the portfolio was rated “AAA” as compared to 57.8% at December 31, 2017. Approximately 9.4% of the portfolio was either rated below “A” or unrated at March 31, 2018 as compared to 9.7% at December 31, 2017.

The Company sold $4.5 million AFS securities in the first quarter of 2018 resulting in $148,000 of gross investment security losses and sold $5.7 million AFS securities in the first three months of 2017 resulting in $27,000 of gross investment security gains.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $115,980,000 at March 31, 2018 and $117,181,000 at December 31, 2017.

The following tables present information concerning investments with unrealized losses as of March 31, 2018 and December 31, 2017 (in thousands):

Total investment securities:

	March 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$6,005	$(165)	$400	$(1)	$6,405	$(166)
US Agency mortgage-backed securities	51,033	(985)	17,925	(670)	68,958	(1,655)
Taxable municipal	18,562	(412)	8,431	(525)	26,993	(937)
Corporate bonds and other securities	15,181	(233)	13,635	(420)	28,816	(653)
Total	$90,781	$(1,795)	$40,391	$(1,616)	$131,172	$(3,411)

Total investment securities:

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$5,923	$(39)	$399	$(1)	$6,322	$(40)
US Agency mortgage-backed securities	36,783	(253)	22,625	(511)	59,408	(764)
Taxable municipal	8,657	(109)	7,727	(318)	16,384	(427)
Corporate bonds and other securities	7,123	(71)	13,655	(401)	20,778	(472)
Total	$58,486	$(472)	$44,406	$(1,231)	$102,892	$(1,703)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 190 positions that are considered temporarily impaired at March 31, 2018. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Investment Securities  – (continued)

Contractual maturities of securities at March 31, 2018 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at March 31, 2018 is 46.9 months and is higher than the duration at December 31, 2017 which was 44.3 months. The duration remains within our internal established guideline range of 24 to 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	March 31, 2018
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$400	$400	$2,000	$1,983
After 1 year but within 5 years	14,019	13,920	2,671	2,610
After 5 years but within 10 years	47,258	46,766	14,441	14,200
After 10 years but within 15 years	26,940	26,332	14,789	14,556
Over 15 years	45,703	44,972	4,762	4,692
Total	$134,320	$132,390	$38,663	$38,041

9. Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Commercial	$158,776	$159,192
Commercial loans secured by real estate	451,787	463,780
Real estate – mortgage	244,322	247,278
Consumer	19,988	19,383
Loans, net of unearned income	$874,873	$889,633

Loan balances at March 31, 2018 and December 31, 2017 are net of unearned income of $376,000 and $399,000, respectively. Real estate-construction loans comprised 3.8% and 4.1% of total loans, net of unearned income at March 31, 2018 and December 31, 2017, respectively.

10. Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three month periods ending March 31, 2018 and 2017 (in thousands).

	Three months ended March 31, 2018
	Balance at December 31, 2017	Charge-Offs	Recoveries	Provision (Credit)	Balance at March 31, 2018
Commercial	$4,299	$—	$1	$(316)	$3,984
Commercial loans secured by real estate	3,666	(162)	11	35	3,550
Real estate – mortgage	1,102	(114)	19	260	1,267
Consumer	128	(99)	12	101	142
Allocation for general risk	1,019	—	—	(30)	989
Total	$10,214	$(375)	$43	$50	$9,932

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Allowance for Loan Losses  – (continued)

	Three months ended March 31, 2017
	Balance at December 31, 2016	Charge-Offs	Recoveries	Provision (Credit)	Balance at March 31, 2017
Commercial	$4,041	$—	$7	$(24)	$4,024
Commercial loans secured by real estate	3,584	(14)	2	175	3,747
Real estate – mortgage	1,169	(94)	66	26	1,167
Consumer	151	(63)	19	42	149
Allocation for general risk	987	—	—	6	993
Total	$9,932	$(171)	$94	$225	$10,080

The Company recorded a $50,000 provision for loan losses in the first quarter of 2018 compared to a $225,000 provision for loan losses in the first quarter of 2017. The lower 2018 provision reflects our overall strong asset quality, the successful workout of several criticized loans, and reduced loan portfolio balances. The Company experienced net loan charge-offs of $332,000, or 0.15% of total loans, in 2018 compared to net loan charge-offs of $77,000, or 0.04% of total loans, in 2017. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $2.2 million, or only 0.25% of total loans, at March 31, 2018. In summary, the allowance for loan losses provided 460% coverage of non-performing assets, and 1.14% of total loans, at March 31, 2018, compared to 337% coverage of non-performing assets, and 1.15% of total loans, at December 31, 2017.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At March 31, 2018
Loans:	Commercial	Commercial Loans Secured by Real Estate	Real Estate – Mortgage	Consumer	Allocation for General Risk	Total
Individually evaluated for impairment	$913	$13	$—	$—		$926
Collectively evaluated for impairment	157,863	451,774	244,322	19,988		873,947
Total loans	$158,776	$451,787	$244,322	$19,988		$874,873
Allowance for loan losses:
Specific reserve allocation	$835	$—	$—	$—	$—	$835
General reserve allocation	3,149	3,550	1,267	142	989	9,097
Total allowance for loan losses	$3,984	$3,550	$1,267	$142	$989	$9,932

	At December 31, 2017
Loans:	Commercial	Commercial Loans Secured by Real Estate	Real Estate – Mortgage	Consumer	Allocation for General Risk	Total
Individually evaluated for impairment	$1,212	$547	$—	$—		$1,759
Collectively evaluated for impairment	157,980	463,233	247,278	19,383		887,874
Total loans	$159,192	$463,780	$247,278	$19,383		$889,633
Allowance for loan losses:
Specific reserve allocation	$909	$—	$—	$—	$—	$909
General reserve allocation	3,390	3,666	1,102	128	1,019	9,305
Total allowance for loan losses	$4,299	$3,666	$1,102	$128	$1,019	$10,214

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Allowance for Loan Losses  – (continued)

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The loan segments used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio and therefore, no further disaggregation into classes is necessary. The overall risk profile for the commercial loan segment is impacted by owner occupied commercial real estate (CRE) loans, which include loans secured by owner occupied nonfarm nonresidential properties, as a meaningful portion of the commercial portfolio is centered in these types of accounts. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans and home equity loans secured by residential real estate. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Allowance for Loan Losses  – (continued)

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

	March 31, 2018
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$902	$835	$11	$913	$922
Commercial loans secured by real estate	—	—	13	13	35
Total impaired loans	$902	$835	$24	$926	$957

	December 31, 2017
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$1,201	$909	$11	$1,212	$1,215
Commercial loans secured by real estate	—	—	547	547	600
Total impaired loans	$1,201	$909	$558	$1,759	$1,815

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Allowance for Loan Losses  – (continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended March 31,
	2018	2017
Average loan balance:
Commercial	$1,063	$490
Commercial loans secured by real estate	280	176
Average investment in impaired loans	$1,343	$666
Interest income recognized:
Commercial	$8	$6
Commercial loans secured by real estate	—	2
Interest income recognized on a cash basis on impaired loans	$8	$8

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review from the Company’s internal Loan Review Department. The Loan Review Department is an experienced independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2018 requires review of a minimum range of 50% to 55% of the commercial loan portfolio.

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Allowance for Loan Losses  – (continued)

The following table presents the classes of the commercial and commercial real estate loan portfolios summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands).

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$153,689	$2,140	$2,704	$243	$158,776
Commercial loans secured by real estate	441,330	10,112	332	13	451,787
Total	$595,019	$12,252	$3,036	$256	$610,563

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$153,728	$2,175	$2,759	$530	$159,192
Commercial loans secured by real estate	452,740	10,153	874	13	463,780
Total	$606,468	$12,328	$3,633	$543	$622,972

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

	March 31, 2018
	Performing	Non-Performing
Real estate – mortgage	$243,259	$1,063
Consumer	19,988	—
Total	$263,247	$1,063

	December 31, 2017
	Performing	Non-Performing
Real estate – mortgage	$246,021	$1,257
Consumer	19,383	—
Total	$265,404	$1,257

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Allowance for Loan Losses  – (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).

	March 31, 2018
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$158,522	$243	$—	$11	$254	$158,776	$—
Commercial loans secured by real estate	446,505	5,282	—	—	5,282	451,787	—
Real estate – mortgage	240,783	1,823	686	1,030	3,539	244,322	—
Consumer	19,511	469	8	—	477	19,988	—
Total	$865,321	$7,817	$694	$1,041	$9,552	$874,873	$—

	December 31, 2017
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial	$159,181	$—	$—	$11	$11	$159,192	$—
Commercial loans secured by real estate	457,722	5,238	534	286	6,058	463,780	—
Real estate – mortgage	243,393	2,373	671	841	3,885	247,278	—
Consumer	19,262	76	45	—	121	19,383	—
Total	$879,558	$7,687	$1,250	$1,138	$10,075	$889,633	$—

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Allowance for Loan Losses  – (continued)

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

11. Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	March 31, 2018	December 31, 2017
Non-accrual loans
Commercial	$913	$1,212
Commercial loans secured by real estate	13	547
Real estate – mortgage	1,063	1,257
Total	1,989	3,016
Other real estate owned
Commercial	157	—
Real estate-mortgage	11	18
Total	168	18
TDR’s not in non-accrual	—	—
Total non-performing assets including TDR	$2,157	$3,034
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.25%	0.34%

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

	Three months ended March 31,
	2018	2017
Interest income due in accordance with original terms	$27	$16
Interest income recorded	—	—
Net reduction in interest income	$27	$16

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Non-performing Assets Including Troubled Debt Restructurings (TDR)  – (continued)

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

The Company had no loans modified as TDRs during the three month period ending March 31, 2018 and 2017.

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same. The specific ALL reserve for loans modified as TDR’s was $835,000 and $507,000 as of March 31, 2018 and 2017, respectively. All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed.

The Company had no loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2017 and 2016, respectively, and that subsequently defaulted during these reporting periods.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.

12. Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At March 31, 2018
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$36,895	1.87%
Advances	2018	10,000	1.52
	2019	12,500	1.51
	2020	16,729	1.74
	2021	6,000	1.90
	2022	740	2.60
Total advances		45,969	1.66
Total FHLB borrowings		$82,864	1.76%

	At December 31, 2017
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$49,084	1.54%
Advances	2018	12,000	1.48
	2019	12,500	1.51
	2020	16,729	1.74
	2021 and over	5,000	1.75
Total advances		46,229	1.61
Total FHLB borrowings		$95,313	1.57%

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Federal Home Loan Bank Borrowings  – (continued)

The rate on Open Repo Plus advances can change daily, while the rates on the advances are fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage and CRE loans with an aggregate statutory value equal to the amount of the advances are pledged as collateral to the FHLB of Pittsburgh to support these borrowings.

13. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(327)	$(12,623)	$(12,950)	$(171)	$(11,406)	$(11,577)
Other comprehensive income (loss) before reclassifications	(1,316)	517	(799)	62	(210)	(148)
Amounts reclassified from accumulated other comprehensive loss	117	308	425	(18)	260	242
Net current period other comprehensive income (loss)	(1,199)	825	(374)	44	50	94
Ending balance	$(1,526)	$(11,798)	$(13,324)	$(127)	$(11,356)	$(11,483)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended March 31, 2018	For the three months ended March 31, 2017	Affected line item in the consolidated statement of operations
Realized (gains) losses on sale of securities	$148	$(27)	Net realized (gains) losses on investment securities
	(31)	9	Provision for income tax expense
	$117	$(18)	Net of tax
Amortization of estimated defined benefit pension plan loss	$390	$395	Other expense
	(82)	(135)	Provision for income taxes
	$308	$260	Net of tax
Total reclassifications for the period	$425	$242	Net income

(1)	Amounts in parentheses indicate credits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier I capital (as defined in the regulations) to risk-weighted assets (RWA) (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2018, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table (in thousands, except ratios).

	AT MARCH 31, 2018
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$127,352	13.45%	$113,196	12.00%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	97,190	10.26	102,364	10.85	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	109,050	11.52	102,364	10.85	6.00	8.00
Tier 1 Capital (To Average Assets)	109,050	9.54	102,364	9.09	4.00	5.00

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Regulatory Capital  – (continued)

	AT DECEMBER 31, 2017
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$126,276	13.21%	$110,681	11.64%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	95,882	10.03	99,552	10.47	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	107,682	11.26	99,552	10.47	6.00	8.00
Tier 1 Capital (To Average Assets)	107,682	9.32	99,552	8.75	4.00	5.00

*	Applies to the Bank only.

Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.36% at March 31, 2018.

15. Derivative Hedging Instruments

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

To accommodate the needs of our customers and support the Company’s asset/liability positioning, we may enter into interest rate swap agreements with customers and a large financial institution that specializes in these types of transactions. These arrangements involve the exchange of interest payments based on the notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into offsetting fixed rate swaps with Pittsburgh National Bank (PNC). In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay PNC the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Derivative Hedging Instruments  – (continued)

The following table summarizes the interest rate swap transactions that impacted the Company’s first quarter 2018 and 2017 performance.

AT MARCH 31, 2018
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/ (PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$16,813,329	3.88%	MONTHLY	$(23,543)
SWAP LIABILITIES	FAIR VALUE	(16,813,329)	(3.88)	MONTHLY	23,543
NET EXPOSURE		—	—		—

AT MARCH 31, 2017
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/ (PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$5,000,000	3.10%	MONTHLY	$(15,367)
SWAP LIABILITIES	FAIR VALUE	(5,000,000)	(3.10)	MONTHLY	15,367
NET EXPOSURE		—	—		—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at March 31, 2018.

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

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and local business commercial loans. Commercial banking to businesses includes commercial loans, business services, and CRE loans. The trust segment contains our wealth management businesses which include the Trust Company and West Chester Capital Advisors (WCCA), our registered investment advisory firm and Financial Services. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial Services include the sale of mutual funds, annuities, and insurance products. The wealth management businesses also includes the union collective investment funds, primarily the ERECT fund which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. Segment Results  – (continued)

borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three months ended March 31, 2018
	Total revenue	Net income (loss)
Retail banking	$6,139	$706
Commercial banking	4,455	1,560
Trust	2,443	508
Investment/Parent	(653)	(1,007)
Total	$12,384	$1,767

	Three months ended March 31, 2017
	Total revenue	Net income (loss)
Retail banking	$6,243	$617
Commercial banking	4,725	1,472
Trust	2,326	367
Investment/Parent	(1,011)	(1,108)
Total	$12,283	$1,348

17. Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $180.0 million and $165.1 million as of March 31, 2018 and December 31, 2017, respectively. In addition, there were outstanding standby letters of credit of $10.0 million in each period. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Components of net periodic benefit cost
Service cost	$409	$390
Interest cost	303	326
Expected return on plan assets	(711)	(631)
Recognized net actuarial loss	386	367
Net periodic pension cost	$387	$452

The service cost component of net periodic benefit cost is included in “Salaries and employee benefits” and all other components of net periodic benefit cost are included in “Other expense” in the Consolidated Statements of Operations.

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

19. Disclosures about Fair Value Measurements and Financial Instruments

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19. Disclosures about Fair Value Measurements and Financial Instruments  – (continued)

Assets and Liability Measured and Recorded on a Recurring Basis

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

The following tables present the assets measured and recorded on the Consolidated Balance Sheets at their fair value as of March 31, 2018 and December 31, 2017, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at March 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$6,655	$—	$6,655	$—
US Agency mortgage-backed securities	81,546	—	81,546	—
Taxable municipal	8,590	—	8,590	—
Corporate bonds	35,599	—	35,599	—
Fair value swap asset	511	—	511	—
Fair value swap liability	(511)	—	(511)	—

	Fair Value Measurements at December 31, 2017
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$6,572	$—	$6,572	$—
US Agency mortgage-backed securities	79,746	—	79,746	—
Taxable municipal	7,036	—	7,036	—
Corporate bonds	35,784	—	35,784	—
Fair value swap asset	92	—	92	—
Fair value swap liability	(92)	—	(92)	—

Assets Measured and Recorded on a Non-recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At March 31, 2018, impaired loans with a carrying value of $926,000 were reduced by a specific valuation allowance totaling $835,000 resulting in a net fair value of $91,000. At December 31, 2017, impaired loans with a carrying value of $1.8 million were reduced by a specific valuation allowance totaling $909,000 resulting in a net fair value of $850,000.

Other real estate owned is measured at fair value based on appraisals, less estimated cost to sell. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19. Disclosures about Fair Value Measurements and Financial Instruments  – (continued)

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements at March 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$91	$—	$—	$91
Other real estate owned	168	—	—	168

	Fair Value Measurements at December 31, 2017
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$850	$—	$—	$850
Other real estate owned	18	—	—	18

March 31, 2018	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range(Wgtd Avg)
Impaired loans	$91	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	0% to 100%(90%)
Other real estate owned	168	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 25%(2%) 0% to 186%(35%)

December 31, 2017	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range(Wgtd Avg)
Impaired loans	$850	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	21% to 75%(54%)
Other real estate owned	18	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	16% to 64%(29%) 2% to 206%(79%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, bank owned life insurance, regulatory stock, accrued interest receivable and payable, short term borrowings, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19. Disclosures about Fair Value Measurements and Financial Instruments  – (continued)

The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at March 31, 2018 and December 31, 2017, were as follows (in thousands):

	March 31, 2018
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$30,594	$30,594	$30,594	$—	$—
Investment securities – AFS	132,390	132,390	—	132,390	—
Investment securities – HTM	38,663	38,041	—	35,084	2,957
Regulatory stock	6,390	6,390	6,390	—	—
Loans held for sale	843	862	862	—	—
Loans, net of allowance for loan loss and unearned income	864,941	850,224	—	—	850,224
Accrued interest income receivable	3,555	3,555	3,555	—	—
Bank owned life insurance	37,992	37,992	37,992	—	—
Fair value swap asset	511	511	—	511	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$682,946	$682,946	$682,946	$—	$—
Deposits with stated maturities	261,260	261,070	—	—	261,070
Short-term borrowings	36,895	36,895	36,895	—	—
All other borrowings	66,366	68,894	—	—	68,894
Accrued interest payable	1,633	1,633	1,633	—	—
Fair value swap liability	511	511	—	511	—

	December 31, 2017
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$34,188	$34,188	$34,188	$—	$—
Investment securities – AFS	129,138	129,138	—	129,138	—
Investment securities – HTM	38,752	38,811	—	35,859	2,952
Regulatory stock	6,800	6,800	6,800	—	—
Loans held for sale	3,125	3,173	3,173	—	—
Loans, net of allowance for loan loss and unearned income	879,419	873,784	—	—	873,784
Accrued interest income receivable	3,603	3,603	3,603	—	—
Bank owned life insurance	37,860	37,860	37,860	—	—
Fair value swap asset	92	92	—	92	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$688,648	$688,648	$688,648	$—	$—
Deposits with stated maturities	259,297	260,153	—	—	260,153
Short-term borrowings	49,084	49,084	49,084	—	—
All other borrowings	66,617	69,684	—	—	69,684
Accrued interest payable	1,754	1,754	1,754	—	—
Fair value swap liability	92	92	—	92	—

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19. Disclosures about Fair Value Measurements and Financial Instruments  – (continued)

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

The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve adjusted for non-interest operating costs, credit loss, current market prices and assumed prepayment risk. In accordance with ASU 2016-01, the discount rates used to determine fair value incorporate interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans.

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

Commitments to extend credit and standby letters of credit are financial instruments generally not subject to sale, and fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 17.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)

…2018 FIRST QUARTER SUMMARY OVERVIEW… AmeriServ reported first quarter 2018 earnings of $1,767,000 or $0.10 per share, outdistancing the first quarter of 2017 when net income was $1,348,000 or $0.07 per share. The return on equity in the first quarter was the best in over fifteen years. This supported the recently announced one half cent increase in the dividend to $0.02 per share. A contributing factor to the increased earnings was a reduction in the federal tax rate from 34% to 21%.

Asset quality continues to be strong, capital levels already meet the Basel III requirements, which are not mandatory until 2019. Net interest margins improved as the Fed rate increases began to take effect.

Recognizing the accelerated pace of change in 21st century life, AmeriServ set forth a new financial service environment. In two locations, State College in Centre County and Richland Township in Cambria County, Pennsylvania, AmeriServ established two state of the art financial centers. These centers can service commercial and consumer borrowers, they can totally accomplish a residential mortgage or a consumer loan, and they can provide counsel and advice on wealth management and retirement planning. No longer must a customer search for counsel or advice, it is all there in the AmeriServ Financial Center. Any service, any product, or even the latest breakthrough in self-service, mobile banking can be made available to customers through the financial center. The AmeriServ Financial Center combines the best of self-service banking with the best of counsel and advice. AmeriServ has brought the financial institution to the customer.

Banking and wealth management is a dynamic business. We believe our improved performance in the first quarter of 2018 was based on more than the tax legislation. We believe it was result of our firm commitment to making AmeriServ a 21st century company. It starts with a concern for every shareholder and customer. There is a message to shareholders in our improved tangible book value and in our increased dividend. There is a message to our customers in our adopting the community financial center service format.

THREE MONTHS ENDED MARCH 31, 2018 VS. THREE MONTHS ENDED MARCH 31, 2017

…PERFORMANCE OVERVIEW… The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended March 31, 2018	Three months ended March 31, 2017
Net income	$1,767	$1,348
Diluted earnings per share	0.10	0.07
Return on average assets (annualized)	0.62%	0.47%
Return on average equity (annualized)	7.55%	5.74%

The Company reported first quarter 2018 net income of $1,767,000, or $0.10 per diluted common share. This represented a $0.03, or 42.9%, increase in earnings per share from the first quarter of 2017 where net income totaled $1,348,000, or $0.07 per diluted common share. The improved earnings in the first quarter of 2018 growth resulted from a combination of lower income tax expense, positive operating leverage, and effective capital management.

The Company also announced that its Board of Directors declared a $0.02 per share quarterly common stock cash dividend. This new quarterly dividend amount represents a 33% increase from the previous $0.015 per share quarterly dividend. The cash dividend is payable May 21, 2018 to shareholders of record on May 7, 2018. This increased cash dividend represents an approximate 2.0% annualized yield using a recent common stock price of $4.10 and represents a payout ratio of 20% based upon the Company’s reported first quarter 2018 earnings per share of $0.10.

…NET INTEREST INCOME AND MARGIN… The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is effected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the first quarter of 2018 to the first quarter of 2017 (in thousands, except percentages):

	Three months ended March 31, 2018	Three months ended March 31, 2017	$ Change	% Change
Interest income	$11,217	$10,748	$469	4.4%
Interest expense	2,469	2,027	442	21.8
Net interest income	$8,748	$8,721	$27	0.3
Net interest margin	3.29%	3.27%	0.02	N/M

N/M — not meaningful

The Company’s net interest income in the first quarter of 2018 increased by $27,000, or 0.3%, from the prior year’s first quarter. The Company’s net interest margin of 3.29% for the first quarter of 2018 was two basis points higher than the net interest margin of 3.27% for the first quarter 2017. The 2018 increase in net interest income and the improved net interest margin performance are the result of continued growth of the investment securities portfolio, a change in the mix of total investment securities and the positive impact from the higher interest rate environment. The growth of investment securities offset a decrease in the balance of total loans as total average earning assets were relatively stable compared to the first quarter of 2017. Specifically, total investment securities averaged $177 million in the first quarter of 2018 which was $8.9 million, or 5.3%, higher than the $168 million average for the first quarter of 2017. Total loans averaged $881 million for the first quarter of 2018 which was $8.4 million, or 0.9%, lower than the 2017 first quarter average. Also favorably impacting net interest income was the Company continuing to limit increases in its cost of funds through controlled but competitive deposit pricing.

The growth in the investment securities portfolio is the result of a continuation of the strategy that management implemented last year, which included the diversification of the mix of the investment securities through purchases of high quality corporate and taxable municipal securities. This revised strategy for securities purchases was facilitated by the increase in national interest rates and resulted in improved opportunities to purchase additional securities and grow the portfolio. As a result, interest on investments increased between the first quarter of 2018 and the first quarter of 2017 by $207,000, or 17.4%. The combination of a higher level of early loan payoffs and a slowdown in loan production resulted in the decrease in the loan portfolio. Total loan production was negatively impacted in the fourth quarter of 2017 because of the uncertainty that existed in the market during this time from potential borrowers regarding the timing that corporate tax reform would be enacted. Although loan pipelines grew and are currently strong, the fourth quarter 2017 slowdown in loan production carried forward into the first quarter of 2018 and, along with the increased loan pre-payment activity, resulted in the total portfolio demonstrating a decrease since last year’s first quarter. The Company expects that its loan portfolio will resume growth in the second quarter of 2018. However, even with the decrease in total loan volume, loan interest income increased by $262,000, or 2.7%, between the first quarter of 2018 and the first quarter of 2017. The higher loan interest income resulted from new loans originating at higher yields due to the higher interest rates and also reflected the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate. Overall, total interest income increased by $469,000, or 4.4%, between years.

Total interest expense for the first quarter of 2018 increased by $442,000, or 21.8%, due to higher levels of both deposit and borrowing interest expense. The Company experienced a decrease in total deposits which was reflective of the rising national interest rates as the decline occurred in money market deposit accounts. It was anticipated that as interest rates rise a portion of these funds would move into other higher rate alternative bank deposit products having a stated maturity or leave for other non-banking products. We have indeed experienced growth in our term deposit products due to some of these deposit funds shifting into CDs or IRAs. Growth in these accounts also reflects our ongoing business development efforts as well as the loyalty of our core deposit base that provides a strong foundation to support our balance sheet. Overall, however, the runoff of money market deposits has more than offset the growth of term deposit products and resulted in the decrease in the balance of total deposits. Specifically, total deposits averaged $960 million in the first quarter of 2018 which was $15.5 million, or 1.6%, lower than the $976 million average for the first quarter of 2017. Deposit interest expense in 2018 increased by $345,000, or 24.0%, due to the higher interest rate environment as deposit pricing increased in a controlled, but competitive, manner and certain indexed money market accounts repriced upward after the Federal Reserve interest rate increases. Overall, the Company’s loan to deposit ratio averaged 91.78% in the first quarter of 2018 which we believe indicates that the Company has ample capacity to grow its loan portfolio. The Company experienced a $97,000, or 16.4%, increase in the interest cost for borrowings in first quarter of 2018 due to the immediate impact that the increases in the Federal Funds Rate had on the cost of overnight borrowed funds. Also, a higher level of total borrowed funds, which were necessary to offset the decrease in total deposits caused borrowings interest expense to increase. For the first quarter of 2018, total average FHLB borrowed funds of $68.1 million, increased by $13.7 million, or 25.2%, when compared to the first quarter of 2017.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2018 and March 31, 2017 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 21% is used to compute tax-equivalent interest income and yields.

Three months ended March 31 (In thousands, except percentages)

	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$881,485	$9,824	4.47%	$889,908	$9,566	4.31%
Interest bearing deposits	1,025	4	1.51	1,030	2	0.79
Short-term investment in money market funds	7,133	43	2.44	7,940	24	1.19
Investment securities – AFS	138,027	1,029	2.98	134,140	901	2.69
Investment securities – HTM	39,106	323	3.30	34,121	265	3.11
Total investment securities	177,133	1,352	3.05	168,261	1,166	2.77
Total interest earning assets/interest income	1,066,776	11,223	4.22	1,067,139	10,758	4.04
Non-interest earning assets:
Cash and due from banks	21,859			22,330
Premises and equipment	12,623			11,804
Other assets	62,374			67,794
Allowance for loan losses	(10,251)			(10,053)
TOTAL ASSETS	$1,153,381			$1,159,014
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$133,379	$242	0.74%	$127,531	$122	0.39%
Savings	97,304	40	0.17	97,254	40	0.16
Money markets	253,665	422	0.67	278,811	334	0.48
Time deposits	293,858	1,077	1.49	288,830	940	1.29
Total interest bearing deposits	778,206	1,781	0.93	792,426	1,436	0.73
Short-term borrowings	22,261	92	1.64	8,863	19	0.87
Advances from Federal Home Loan Bank	45,838	186	1.64	45,535	162	1.44
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Subordinated debt	7,650	130	6.80	7,650	130	6.80
Total interest bearing liabilities/interest expense	867,040	2,469	1.15	867,559	2,027	0.94
Non-interest bearing liabilities:
Demand deposits	182,215			183,532
Other liabilities	9,170			12,613
Shareholders’ equity	94,956			95,310
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,153,381			$1,159,014
Interest rate spread			3.07			3.10
Net interest income/Net interest margin		8,754	3.29%		8,731	3.27%
Tax-equivalent adjustment		(6)			(10)
Net Interest Income		$8,748			$8,721

…PROVISION FOR LOAN LOSSES… The Company recorded a $50,000 provision for loan losses in the first quarter of 2018 compared to a $225,000 provision for loan losses in the first quarter of 2017. The lower 2018 provision reflects our overall strong asset quality, the successful workout of several criticized loans, and reduced loan portfolio balances. The Company experienced net loan charge-offs of $332,000, or 0.15% of total loans, in 2018 compared to net loan charge-offs of $77,000, or 0.04% of total loans, in 2017. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $2.2 million, or only 0.25% of total loans, at March 31, 2018. In summary, the allowance for loan losses provided 460% coverage of non-performing assets, and 1.14% of total loans, at March 31, 2018, compared to 337% coverage of non-performing assets, and 1.15% of total loans, at December 31, 2017.

…NON-INTEREST INCOME… Non-interest income for the first quarter of 2018 totaled $3.6 million and increased $73,000, or 2.0%, from the first quarter 2017 performance. Factors contributing to this higher level of non-interest income for the quarter included:

•	a $188,000 increase in other income was primarily due to the recognition of a $156,000 gain on the sell of shares of stock that the Company owned from a financial services provider. Also favorably impacting other income were higher interchange fees and additional income from greater debit card usage;
•	a $188,000 reduction in the net realized gain/loss on investment securities from $27,000 gain in 2017 to a $148,000 loss in 2018. Management elected to rid the portfolio of a portion of lower coupon securities as the higher national interest rates resulted in their market value decreasing since last year;
•	a $112,000 increase in Trust and investment advisory fees as the Company benefitted from increased market values for assets under management. Wealth management continues to be an important strategic focus of the Company; and
•	a $36,000 decrease in mortgage related fee income due to lower residential mortgage loan production which also resulted in a corresponding lower level of income from residential mortgage loan sales into the secondary market by $16,000.

…NON-INTEREST EXPENSE… Non-interest expense for the first quarter of 2018 totaled $10.1 million and increased by $35,000, or only 0.4%, from the prior year’s first quarter. Factors contributing to the lower non-interest expense in the quarter included:

•	a $145,000 or 2.4% increase in salaries & benefits expense due to higher salaries and incentive compensation more than offsetting reduced pension expense and health care costs. Health care costs are lower this year as our union employees changed healthcare providers as per terms of the new collective bargaining agreement;
•	a $64,000, or 3.8%, decrease in the supplies and postage, miscellaneous taxes, and other expense line items due to reduced check card processing costs, supplies usage, armored transport costs and telephone expense;
•	a $28,000, or 6.7%, decrease in equipment expense due to the Company’s ongoing focus to reduce and control expenses; and
•	a $16,000, or 1.3%, decrease in professional fees due to reduced costs from outsourced professional services.

…INCOME TAX EXPENSE… The Company recorded an income tax expense of $446,000, or an effective tax rate of 20.1%, in the first quarter of 2018. This compares to an income tax expense of $625,000, or an effective tax rate of 31.7%, for the first quarter of 2017. The lower effective tax rate and income tax expense in the first quarter of 2018 reflects the benefits of corporate tax reform as a result of the enactment of the “Tax Cuts and Jobs Act” late in the fourth quarter of 2017.

…SEGMENT RESULTS… Retail banking’s net income contribution was $706,000 in the first quarter of 2018 which was up by $89,000 from the net income contribution for the same 2017 period. This increase reflects a lower level of non-interest expense due to the Company’s focus on reducing and controlling costs which resulted in lower employee expense due to the closure of one branch office and reduced health care and pension costs. The branch office that closed along with our efforts to reduce and control expenses resulted in occupancy & equipment costs and miscellaneous expenses declining between periods. The Retail banking segment also benefitted from the recognition of a lower loan loss provision in 2018 and the lower corporate income tax rate that resulted from the enactment of the “Tax Cuts and Jobs Act” which caused a reduction in income tax expense. Slightly offsetting these favorable items was a decrease in net interest income due to a lower level of residential real estate loan origninations in 2018 combined with the immediate upward repricing of money market deposit accounts because of the increases to the Federal Funds Rate.

The commercial banking segment reported net income of $1.56 million in the first quarter of 2018 which was $88,000 higher when compared to 2017 results. The higher level of income for the first quarter of 2018 was due to the lower provision for loan losses and reduced income tax expense. The lower loan loss provision in 2018 reflects our overall strong asset quality, the successful workout of several criticized loans, and reduced loan portfolio balances. Also, total employee costs are lower due to reduced pension expense and three fewer commercial relationship managers in 2018. Partially offsetting these favorable items was lower loan interest income due to a reduced volume of commercial and commercial real estate loans this year due to loan originations occurring at a slower pace so far this year and early loan prepayment activity being higher in 2018. Also, miscellaneous expenses are higher in 2018.

The trust segment reported net income of $508,000 in the first quarter of 2018 which was $141,000 higher than the 2017 first quarter. The increase is due to Trust and investment advisory fees increasing as this segment has benefitted from increased market values for assets under management. Wealth management continues to be an important strategic focus of the Company. Also contributing to the higher level of net income from this segment was a lower level of professional fees. Slightly offsetting these favorable items was higher employee costs due to higher salaries because of additional investment in talent, and a greater level of incentive compensaton.

The investment/parent segment reported a net loss of $1.0 million in the first quarter of 2018, which is lower than the loss reported last year by $101,000. The decreased loss between years is reflective of the higher level of investment securities on the Company’s balance sheet resulting from the Company’s strategic decision diversify the portfolio and purchase more high quality corporate and taxable municipal securities. Even with this improvement, this segment continues to feel the most earnings pressure from the continued low interest rate environment.

…BALANCE SHEET… The Company’s total consolidated assets were $1.151 billion at March 31, 2018, which decreased by $16.5 million, or 1.4%, from the December 31, 2017 asset level. The decrease was driven by a reduction in the total loan portfolio. Specifically, total loans declined by $17.1 million, or 1.9%, during the period and more than offset growth in investment securities by $3.2 million, or 1.9%.

Total deposits decreased by $3.7 million, or 0.4% in the first three months of 2018. Total FHLB borrowings have decreased by $12.4 million since year-end 2017. The FHLB term advances remained relatively stable, declining slightly by $260,000 and total $46 million as the Company has utilized these advances to help manage interest rate risk and favorably position our balance sheet for a rising rate environment. The Company’s total shareholders’ equity increased by $708,000 over the first three months of 2018 due to the retention of earnings more than offsetting our common dividend payment to shareholders and the impact of our common stock buyback program, which is addressed on page 40.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.45%, and a common equity tier 1 capital ratio of 10.26% at March 31, 2018. (See the discussion of the Basel III capital requirements under the “Capital Resources” section.) The Company’s book value per common share was $5.31, its tangible book value per common share was $4.65, and its tangible common equity to tangible assets ratio was 7.36% at March 31, 2018.

…LOAN QUALITY… The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	March 31, 2018	December 31, 2017	March 31, 2017
Total accruing loan delinquency (past due 30 to 89 days)	$8,155	$8,178	$7,715
Total non-accrual loans	1,989	3,016	1,463
Total non-performing assets including TDR*	2,157	3,034	1,488
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.93%	0.92%	0.86%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.23	0.34	0.16
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.25	0.34	0.17
Non-performing assets as a percentage of total assets	0.19	0.26	0.13
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.15	0.06	0.04
Annualized provision for loan losses	0.02	0.09	0.10
Total classified loans (loans rated substandard or doubtful)	$4,355	$5,433	$3,878

*	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

Overall, the Company continued to maintain strong asset quality in the first quarter of 2018 as evidenced by low levels of non-accrual loans, non-performing assets, classified loans, and loan delinquency levels that continue to be below 1% of total loans. We also continue to closely monitor the loan portfolio given the continued slow recovery in the regional economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2018, the 25 largest credits represented 26.4% of total loans outstanding, which represents a slight decrease from the first quarter 2017 when it was 27.3%.

…ALLOWANCE FOR LOAN LOSSES… The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31, 2018	December 31, 2017	March 31, 2017
Allowance for loan losses	$9,932	$10,214	$10,080
Allowance for loan losses as a percentage of each of the following total loans, net of unearned income	1.14%	1.15%	1.12%
total accruing delinquent loans (past due 30 to 89 days)	121.79	124.90	130.65
total non-accrual loans	499.35	338.66	689.00
total non-performing assets	460.45	336.65	677.42

The Company recorded a $50,000 provision for loan losses in the first three months of 2018 compared to a $225,000 provision for loan losses in the first three months of 2017 or a decrease of $175,000 million between periods. The loan loss provision in 2018 reflects our overall strong asset quality, the successful workout of several criticized loans, and reduced loan portfolio balances.

…LIQUIDITY… The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has been more than adequate to fund the Company’s operations. Payments and prepayments from the loan portfolios, as well as, cash flow from maturities, prepayments and amortization of securities were also used to help fund new loan originations. We strive to operate our loan to deposit ratio in a range of 80% to 100%. For the first three months of 2018, the Company’s loan to deposit ratio has averaged

91.8%. We are optimistic that we can increase the loan to deposit ratio in 2018 given commercial loan pipelines, continued growth from our loan production offices and our focus on small business lending.

Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $3.6 million from December 31, 2017 to March 31, 2018, due to $16.9 million of cash used in financing activities partially offset by $9.7 million of cash provided by investing activities and $3.6 million provided by operating activities. Within financing activities, short term borrowed funds decreased by $12.2 million while total deposit balances decreased by $3.7 million. Within investing activities, cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $30.7 million and was $14.3 million lower than the $45.0 million of cash received from loan principal payments and participations sold. Also, cash utilized for new investment security purchases totaled $14.0 million which more than exceeded cash provided from investment security maturities and sales of $9.1 million. Within operating activities, sales of residential mortgage loans of $6.4 million more than offset new residential mortgage loan originations of $4.1 million. At March 31, 2018, the Company had immediately available $376 million of overnight borrowing capacity at the FHLB and $35 million of unsecured federal funds lines with correspondent banks.

The holding company had $9.5 million of cash, short-term investments, and investment securities at March 31, 2018. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At March 31, 2017, our subsidiary Bank had $3.8 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has strong liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, its increased common stock dividend, and support any common stock repurchase program.

…CAPITAL RESOURCES… The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 ratio was 10.26%, the tier 1 capital ratio was 11.52%, and the total capital ratio was 13.45% at March 31, 2018. The Company’s tier 1 leverage was 9.54% at March 31, 2018. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2018. Capital generated from earnings will be utilized to pay the common stock cash dividend and will also support controlled balance sheet growth. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration which stood at 337% of regulatory capital at March 31, 2018.

On January 24, 2017, the Company’s Board of Directors approved a new common stock repurchase program which called for AmeriServ Financial, Inc. to buy back up to 5% or approximately 945,000 shares of its outstanding common stock during the next 18 months. The shares were purchased from time to time in open market, privately negotiated, or block transactions. This common stock repurchase program did not obligate the Company to acquire any specific number of shares and could have been modified, suspended or discontinued at any time. During the first three months of 2018, the Company was able to repurchase 105,663 shares of its common stock and return $445,000 million of capital to its shareholders through this program. This represented the completion of the most recently authorized buyback program as all 945,000 common stock shares have been repurchased and a total of $3.8 million was returned to our shareholders over the past 14 months. As of March 31, 2018, the Company had approximately 18.0 million shares of its common stock outstanding.

On January 1, 2015, U.S. federal banking agencies implemented the new Basel III capital standards, which establish the minimum capital levels to be considered well-capitalized and revise the prompt corrective action requirements under banking regulations. The revisions from the previous standards include a revised definition of capital, the introduction of a minimum Common Equity Tier 1 capital ratio and changed risk weightings for certain assets. The implementation of the new rules will be phased in over this four-year period ending January 1, 2019 with minimum capital requirements becoming increasingly more strict each year of the transition. The new minimum capital requirements for each ratio, both, initially on January 1, 2015 and at the end of the transition on January 1, 2019, are as follows: A common equity tier 1 capital ratio of 4.50%

initially and 7.00% at January 1, 2019; a tier 1 capital ratio of 6.00% and 8.50%; a total capital ratio of 8.00% and 10.50%; and a tier 1 leverage ratio of 5.00% and 5.00%. Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer above its minimum risk-based capital requirements, which increases over the transition period, from 0.625% of total risk weighted assets in 2016 to 2.50% in 2019. The Company continues to be committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a return to our shareholders.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	2.1%	19.5%
100bp increase	1.3	11.1
100bp decrease	(1.4)	(15.4)

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

…OFF BALANCE SHEET ARRANGEMENTS… The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $180.0 million and standby letters of credit of $10.0 million as of March 31, 2018. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.5 million, or 76%, of the total allowance for loan losses at March 31, 2018 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of March 31, 2018, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains on investment securities
DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At March 31, 2018, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

…FORWARD LOOKING STATEMENT…

THE STRATEGIC FOCUS:

AmeriServ Financial is committed to increasing shareholder value by striving for consistently improving financial performance; providing our customers with products and exceptional service for every step in their lifetime financial journey; cultivating an employee atmosphere rooted in trust, empowerment and growth; and

serving our communities through employee involvement and a philanthropic spirit. We will strive to provide our shareholders with consistently improved financial performance; the products, services and know-how needed to forge lasting banking for life customer relationships; a work environment that challenges and rewards staff; and the manpower and financial resources needed to make a difference in the communities we serve. Our strategic initiatives will focus on these four key constituencies:

•	Shareholders — We are committed to increasing earnings per share growth; identifying and managing revenue growth and expense reduction; and managing risk. Our goal is to increase value for AmeriServ shareholders by growing earnings per share by 10 percent year-over-year and narrowing the financial performance gap between AmeriServ and its peer banks. Our employee base will be educated as to the meaning/importance of earnings per share as a performance measure. We will develop a value added combination for increasing revenue and reducing expenses that is rooted in developing and offering high-quality financial products and services; an existing branch network; electronic banking capabilities with 24/7 convenience; and providing truly exceptional customer service. We will opportunistically explore expansion avenues located beyond the AmeriServ footprint while maintaining a well-capitalized position. We will also explore branch consolidation opportunities and further leverage union affiliated revenue streams, prudently manage the Company’s risk profile to improve asset yields and increase profitability and continue to identify and implement technological opportunities and advancements to drive efficiency for the holding company and its affiliates.
•	Customers — the Company is committed to providing exceptional customer service; identifying opportunities to enhance the Banking for Life philosophy by providing products and services to meet the financial needs in every step through a customer’s life cycle; and further defining the role technology plays in anticipating and satisfying customer needs. We will provide leading banking systems and solutions to improve and enhance customers’ Banking for Life experience. We will provide customers with a comprehensive offering of financial solutions including retail and business banking, home mortgages and wealth management at one location. We are committed to redesign select branches to be more inviting and technologically savvy to meet the needs of the next generation of AmeriServ customers without abandoning the needs of our existing demographic.
•	Staff — We are committed to developing high-performing employees, establishing and maintaining a culture of trust and effectively and efficiently managing staff attrition. We will employ a work force succession plan to manage anticipated staff attrition while identifying and grooming high performing staff members to assume positions with greater responsibility within the organization. We will employ technological systems and solutions to provide staff with the tools they need to perform more efficiently and effectively.
•	Communities — We will continue to promote and encourage employee community involvement and leadership while fostering a positive corporate image. This will be accomplished by demonstrating our commitment to the communities it serves through assistance in providing affordable housing programs for low-to-moderate-income families; donations to qualified charities; and the time and talent contributions of AmeriServ staff to a wide-range of charitable and civic organizations.

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

Item 3.…QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK…. The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of the M.D. & A.

Item 4.…CONTROLS AND PROCEDURES… (a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2018, are effective.

(b) Changes in Internal Controls. There have been no changes in AmeriServ Financial Inc.’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

There are no material proceedings to which the Company or any of our subsidiaries are a party or by which, to the Company’s knowledge, we, or any of our subsidiaries, are threatened. All legal proceedings presently pending or threatened against the Company or our subsidiaries involve routine litigation incidental to our business or that of the subsidiary involved and are not material in respect to the amount in controversy.

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock purchases during the first quarter of 2018. All shares are repurchased under Board of Directors authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 – 31, 2018	20,700	$4.23	20,700	84,963
February 1 – 28, 2018	84,963	4.21	84,963	—
March 1 – 31, 2018	—	—	—	—
Total	105,663	$4.21	105,663	—

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on May 18, 2017 (Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on May 23, 2017).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: May 11, 2018	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: May 11, 2018	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer