Form 10-Q
period 2018-06-30
AMERISERV FINANCIAL INC /PA/
filed 2018-08-10
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 1, 2018
Common Stock, par value $0.01	18,025,092

AmeriServ Financial, Inc.
INDEX
i

Item 1. Financial Statements
AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Cash and due from depository institutions	$26,971	$26,234
Interest bearing deposits	2,838	2,698
Short-term investments in money market funds	5,212	5,256
Total cash and cash equivalents	35,021	34,188
Investment securities:
Available for sale, at fair value	135,855	129,138
Held to maturity (fair value $38,106 on June 30, 2018 and $38,811 on December 31, 2017)	38,916	38,752
Loans held for sale	3,655	3,125
Loans	891,892	890,032
Less: Unearned income	385	399
Allowance for loan losses	9,521	10,214
Net loans	881,986	879,419
Premises and equipment, net	12,216	12,734
Accrued interest income receivable	3,464	3,603
Goodwill	11,944	11,944
Bank owned life insurance	38,125	37,860
Net deferred tax asset	6,040	5,963
Federal Home Loan Bank stock	5,947	4,675
Federal Reserve Bank stock	2,125	2,125
Other assets	5,216	4,129
TOTAL ASSETS	$1,180,510	$1,167,655
LIABILITIES
Non-interest bearing deposits	$184,282	$183,603
Interest bearing deposits	743,894	764,342
Total deposits	928,176	947,945
Short-term borrowings	82,932	49,084
Advances from Federal Home Loan Bank	43,969	46,229
Guaranteed junior subordinated deferrable interest debentures, net	12,931	12,923
Subordinated debt, net	7,476	7,465
Total borrowed funds	147,308	115,701
Other liabilities	8,143	8,907
TOTAL LIABILITIES	1,083,627	1,072,553
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,607,511 shares issued and 18,044,692 outstanding on June 30, 2018; 26,585,403 shares issued and 18,128,247 outstanding on December 31, 2017	266	266
Treasury stock at cost, 8,562,819 shares on June 30, 2018 and 8,457,156 on December 31, 2017	(78,678)	(78,233)
Capital surplus	145,771	145,707
Retained earnings	43,191	40,312
Accumulated other comprehensive loss, net	(13,667)	(12,950)
TOTAL SHAREHOLDERS’ EQUITY	96,883	95,102
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,180,510	$1,167,655

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$10,125	$9,778	$19,943	$19,334
Interest bearing deposits	5	3	9	5
Short-term investments in money market funds	47	27	90	51
Investment securities:
Available for sale	1,101	945	2,130	1,846
Held to maturity	325	298	648	563
Total Interest Income	11,603	11,051	22,820	21,799
INTEREST EXPENSE
Deposits	1,973	1,504	3,754	2,940
Short-term borrowings	170	67	262	86
Advances from Federal Home Loan Bank	192	171	378	333
Guaranteed junior subordinated deferrable interest debentures	280	280	560	560
Subordinated debt	130	130	260	260
Total Interest Expense	2,745	2,152	5,214	4,179
NET INTEREST INCOME	8,858	8,899	17,606	17,620
Provision for loan losses	50	325	100	550
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,808	8,574	17,506	17,070
NON-INTEREST INCOME
Wealth management fees	2,447	2,240	4,873	4,550
Service charges on deposit accounts	357	385	740	759
Net gains on sale of loans	119	186	217	300
Mortgage related fees	72	83	111	158
Net realized gains (losses) on investment securities	—	32	(148)	59
Bank owned life insurance	133	310	265	451
Other income	553	519	1,258	1,040
Total Non-Interest Income	3,681	3,755	7,316	7,317
NON-INTEREST EXPENSE
Salaries and employee benefits	6,218	5,917	12,311	11,865
Net occupancy expense	611	639	1,281	1,313
Equipment expense	378	434	769	853
Professional fees	1,252	1,415	2,436	2,615
Supplies, postage and freight	164	161	332	355
Miscellaneous taxes and insurance	276	311	566	605
Federal deposit insurance expense	155	152	317	312
Other expense	1,256	1,288	2,418	2,484
Total Non-Interest Expense	10,310	10,317	20,430	20,402
PRETAX INCOME	2,179	2,012	4,392	3,985
Provision for income tax expense	435	623	881	1,248
NET INCOME	1,744	1,389	3,511	2,737

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
(In thousands, except per share data)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
PER COMMON SHARE DATA:
Basic:
Net income	$0.10	$0.07	$0.19	$0.15
Average number of shares outstanding	18,038	18,580	18,058	18,696
Diluted:
Net income	$0.10	$0.07	$0.19	$0.15
Average number of shares outstanding	18,140	18,699	18,158	18,808
Cash dividends declared	$0.020	$0.015	$0.035	$0.030
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
COMPREHENSIVE INCOME
Net income	$1,744	$1,389	$3,511	$2,737
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	390	398	1,434	474
Income tax effect	(82)	(136)	(301)	(162)
Unrealized holding gains (losses) on available for sale securities arising during period	(824)	270	(2,490)	362
Income tax effect	173	(92)	523	(122)
Reclassification adjustment for (gains) losses on available for sale securities included in net income	—	(32)	148	(59)
Income tax effect	—	11	(31)	20
Other comprehensive income (loss)	(343)	419	(717)	513
Comprehensive income	$1,401	$1,808	$2,794	$3,250

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six months ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$3,511	$2,737
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	550
Depreciation expense	812	862
Net amortization of investment securities	193	238
Net realized (gains) losses on investment securities available for sale	148	(59)
Net gains on loans held for sale	(217)	(300)
Amortization of deferred loan fees	(67)	(85)
Origination of mortgage loans held for sale	(14,768)	(22,687)
Sales of mortgage loans held for sale	14,455	21,451
(Increase) decrease in accrued interest income receivable	139	(215)
Decrease in accrued interest payable	(73)	(148)
Earnings on bank owned life insurance	(265)	(284)
Deferred income taxes	83	613
Stock based compensation expense	64	64
Other, net	(156)	255
Net cash provided by operating activities	3,959	2,992
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(22,460)	(22,816)
Purchases of investment securities – held to maturity	(2,405)	(7,790)
Proceeds from sales of investment securities – available for sale	4,479	7,206
Proceeds from maturities of investment securities – available for sale	8,629	12,165
Proceeds from maturities of investment securities – held to maturity	2,193	736
Purchases of regulatory stock	(9,603)	(8,581)
Proceeds from redemption of regulatory stock	8,331	7,638
Long-term loans originated	(83,755)	(81,477)
Principal collected on long-term loans	82,138	76,107
Loans purchased or participated	(2,643)	(4,138)
Loans sold or participated	1,500	—
Proceeds from sale of other real estate owned	22	60
Proceeds from life insurance policies	—	614
Purchases of premises and equipment	(294)	(1,327)
Net cash used in investing activities	(13,868)	(21,603)

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(In thousands)
(Unaudited)
	Six months ended June 30,
	2018	2017
FINANCING ACTIVITIES
Net decrease in deposit balances	(19,769)	(11,411)
Net increase in other short-term borrowings	33,848	29,347
Principal borrowings on advances from Federal Home Loan Bank	3,740	4,500
Principal repayments on advances from Federal Home Loan Bank	(6,000)	(5,000)
Purchase of treasury stock	(445)	(1,869)
Common stock dividends	(632)	(563)
Net cash provided by financing activities	10,742	15,004
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	833	(3,607)
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,188	34,073
CASH AND CASH EQUIVALENTS AT JUNE 30	$35,021	$30,466

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 15 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.2 billion that are not reported on the Company’s Consolidated Balance Sheet at June 30, 2018. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.
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
For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has adopted this standard during the reporting period. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

price notion for disclosure purposes included in Note 19 to the financial statements. The December 31, 2017, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the June 30, 2018 disclosure. The Company estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is no active observable market for sale information on community bank loans and, thus, Level III fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values.
In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The Company adopted the standard on January 1, 2018, which resulted in a reclassification of  $22,000 and $(62,000), for the second quarter of 2018 and 2017, respectively, and $44,000 and $(124,000) for the six month period ending June 30, 2018 and 2017, respectively, from Salaries and employee benefits into Other expense on the Consolidated Statement of Operations. See Note 18 for additional information on the presentation of these pension cost components.
5.
Revenue Recognition

Management determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including investment security gains, loan servicing charges, gains on the sale of loans, and bank owned life insurance income are not within the scope of Topic 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 78.5% of the total revenue of the Company.
Noninterest income within the scope of Topic 606 are as follows:
•
Wealth management fees — Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.

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

•
Other noninterest income — Other noninterest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied.
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six month periods ending June 30, 2018 and 2017 (in thousands).
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Noninterest income:
In-scope of Topic 606
Wealth management fees	$2,447	$2,240	$4,873	$4,550
Service charges on deposit accounts	357	385	740	759
Other	435	431	852	826
Noninterest income (in-scope of topic 606)	3,239	3,056	6,465	6,135
Noninterest income (out-of-scope of topic 606)	442	699	851	1,182
Total noninterest income	$3,681	$3,755	$7,316	$7,317

6.
Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the six month period ending June 30, 2017, options to purchase 10,000 common shares, with an exercise price of  $4.00, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Numerator:
Net income	$1,744	$1,389	$3,511	$2,737
Denominator:
Weighted average common shares outstanding (basic)	18,038	18,580	18,058	18,696
Effect of stock options	102	119	100	112
Weighted average common shares outstanding (diluted)	18,140	18,699	18,158	18,808
Earnings per common share:
Basic	$0.10	$0.07	$0.19	$0.15
Diluted	0.10	0.07	0.19	0.15

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.
Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds with original maturities at 90 days or less. The Company made $800,000 in income tax payments in the first six months of 2018 and $630,000 in the same 2017 period. The Company made total interest payments of  $5,287,000 in the first six months of 2018 compared to $4,328,000 in the same 2017 period. The Company had $160,000 non-cash transfers to other real estate owned (OREO) in the first six months of 2018 compared to $20,000 non-cash transfers in the same 2017 period.
8.
Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):
Investment securities available for sale (AFS):
	June 30, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$6,768	$—	$(238)	$6,530
US Agency mortgage-backed securities	84,185	313	(1,861)	82,637
Municipal	10,755	29	(392)	10,392
Corporate bonds	36,901	155	(760)	36,296
Total	$138,609	$497	$(3,251)	$135,855

Investment securities held to maturity (HTM):
	June 30, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$8,524	$79	$(192)	$8,411
Municipal	24,352	50	(679)	23,723
Corporate bonds and other securities	6,040	13	(81)	5,972
Total	$38,916	$142	$(952)	$38,106

Investment securities available for sale (AFS):
	December 31, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$6,612	$—	$(40)	$6,572
US Agency mortgage-backed securities	79,854	611	(719)	79,746
Municipal	7,198	27	(189)	7,036
Corporate bonds	35,886	322	(424)	35,784
Total	$129,550	$960	$(1,372)	$129,138

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment securities held to maturity (HTM):
	December 31, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$9,740	$149	$(45)	$9,844
Municipal	22,970	203	(238)	22,935
Corporate bonds and other securities	6,042	38	(48)	6,032
Total	$38,752	$390	$(331)	$38,811

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of  “A.” At June 30, 2018, 56.6% of the portfolio was rated “AAA” as compared to 57.8% at December 31, 2017. Approximately 10.7% of the portfolio was either rated below “A” or unrated at June 30, 2018 as compared to 9.7% at December 31, 2017.
The Company sold no AFS securities during the second quarter of 2018. Total proceeds from the sale of AFS securities for the first six months of 2018 were $4.5 million resulting in $15,000 of gross investment security gains and $163,000 of gross investment security losses. The Company sold $1.6 million AFS securities in the second quarter of 2017 resulting in $32,000 of gross investment security gains and sold $7.2 million AFS securities in the first half of 2017 resulting in $59,000 of gross investment security gains.
The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $99,139,000 at June 30, 2018 and $117,181,000 at December 31, 2017.
The following tables present information concerning investments with unrealized losses as of June 30, 2018 and December 31, 2017 (in thousands):
Total investment securities:
	June 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$4,684	$(158)	$1,846	$(80)	$6,530	$(238)
US Agency mortgage-backed securities	53,287	(1,273)	18,095	(780)	71,382	(2,053)
Municipal	19,815	(469)	9,465	(602)	29,280	(1,071)
Corporate bonds and other securities	18,520	(371)	12,585	(470)	31,105	(841)
Total	$96,306	$(2,271)	$41,991	$(1,932)	$138,297	$(4,203)

Total investment securities:
	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$5,923	$(39)	$399	$(1)	$6,322	$(40)
US Agency mortgage-backed securities	36,783	(253)	22,625	(511)	59,408	(764)
Municipal	8,657	(109)	7,727	(318)	16,384	(427)
Corporate bonds and other securities	7,123	(71)	13,655	(401)	20,778	(472)
Total	$58,486	$(472)	$44,406	$(1,231)	$102,892	$(1,703)

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 208 positions that are considered temporarily impaired at June 30, 2018. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.
Contractual maturities of securities at June 30, 2018 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at June 30, 2018 is 47.2 months and is higher than the duration at December 31, 2017 which was 44.3 months. The duration remains within our internal established guideline range of 24 to 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.
Total investment securities:
	June 30, 2018
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$77	$77	$1,000	$995
After 1 year but within 5 years	18,827	18,618	3,665	3,593
After 5 years but within 10 years	47,901	46,930	14,981	14,656
After 10 years but within15 years	28,160	27,567	14,663	14,351
Over 15 years	43,644	42,663	4,607	4,511
Total	$138,609	$135,855	$38,916	$38,106

9.
Loans

The loan portfolio of the Company consists of the following (in thousands):
	June 30, 2018	December 31, 2017
Commercial:
Commercial and industrial	$168,365	$159,192
Commercial loans secured by owner occupied real estate	91,170	89,935
Commercial loans secured by non-owner occupied real estate	370,854	373,845
Real estate – residential mortgage	243,467	247,278
Consumer	17,651	19,383
Loans, net of unearned income	$891,507	$889,633

Loan balances at June 30, 2018 and December 31, 2017 are net of unearned income of  $385,000 and $399,000, respectively. Real estate-construction loans comprised 3.9% and 4.1% of total loans, net of unearned income at June 30, 2018 and December 31, 2017, respectively.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.
Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and six month periods ending June 30, 2018 and 2017 (in thousands).
	Three months ended June 30, 2018
	Balance at March 31, 2018	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2018
Commercial	$3,984	$(412)	$4	$(10)	$3,566
Commercial loans secured by non-owner occupied real estate	3,550	—	13	123	3,686
Real estate – residential mortgage	1,267	(103)	67	22	1,253
Consumer	142	(53)	23	13	125
Allocation for general risk	989	—	—	(98)	891
Total	$9,932	$(568)	$107	$50	$9,521

	Three months ended June 30, 2017
	Balance at March 31, 2017	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2017
Commercial	$4,024	$—	$6	$(206)	$3,824
Commercial loans secured by non-owner occupied real estate	3,746	—	13	729	4,488
Real estate – residential mortgage	1,168	(60)	17	25	1,150
Consumer	149	(33)	43	(20)	139
Allocation for general risk	993	—	—	(203)	790
Total	$10,080	$(93)	$79	$325	$10,391

	Six months ended June 30, 2018
	Balance at December 31, 2017	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2018
Commercial	$4,298	$(574)	$12	$(170)	$3,566
Commercial loans secured by non-owner occupied real estate	3,666	—	26	(6)	3,686
Real estate – residential mortgage	1,102	(217)	77	291	1,253
Consumer	128	(152)	35	114	125
Allocation for general risk	1,020	—	—	(129)	891
Total	$10,214	$(943)	$150	$100	$9,521

	Six months ended June 30, 2017
	Balance at December 31, 2016	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2017
Commercial	$4,041	$—	$13	$(230)	$3,824
Commercial loans secured by non-owner occupied real estate	3,584	(14)	24	894	4,488
Real estate – residential mortgage	1,169	(154)	75	60	1,150
Consumer	151	(96)	61	23	139
Allocation for general risk	987	—	—	(197)	790
Total	$9,932	$(264)	$173	$550	$10,391

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded a $50,000 provision for loan losses in the second quarter of 2018 compared to a $325,000 provision for loan losses in the second quarter of 2017. For the first six months of 2018, the Company recorded a $100,000 provision for loan losses compared to a $550,000 provision for loan losses in the first six months of 2017. The lower 2018 provision reflects our overall strong asset quality, the successful workout of several criticized loans, and reduced loan portfolio balances. For the first six months of 2018, the Company experienced net loan charge-offs of  $793,000, or 0.18% of total loans, compared to net loan charge-offs of  $91,000, or 0.02% of total loans, in 2017. The higher 2018 net loan charge-offs reflect the final work-out of several non-performing loans on which reserves had previously been established.
The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).
	At June 30, 2018
	Commercial	Commercial Loans Secured by Non-Owner Occupied Real Estate	Real Estate- Residential Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$—	$12	$—	$—		$12
Collectively evaluated for impairment	259,535	370,842	243,467	17,651		891,495
Total loans	$259,535	$370,854	$243,467	$17,651		$891,507
Allowance for loan losses:
Specific reserve allocation	$—	$—	$—	$—	$—	$—
General reserve allocation	3,566	3,686	1,253	125	891	9,521
Total allowance for loan losses	$3,566	$3,686	$1,253	$125	$891	$9,521

	At December 31, 2017
	Commercial	Commercial Loans Secured by Non-Owner Occupied Real Estate	Real Estate- Residential Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$1,213	$547	$—	$—		$1,760
Collectively evaluated for impairment	247,914	373,298	247,278	19,383		887,873
Total loans	$249,127	$373,845	$247,278	$19,383		$889,633
Allowance for loan losses:
Specific reserve allocation	$909	$—	$—	$—	$—	$909
General reserve allocation	3,389	3,666	1,102	128	1,020	9,305
Total allowance for loan losses	$4,298	$3,666	$1,102	$128	$1,020	$10,214

The segments of the Company’s loan portfolio are disaggregated into classes that allows management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio. The commercial loan segment includes both the commercial and industrial and the owner occupied commercial real estate loan classes. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans and home equity loans secured by residential real estate. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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
The following tables present impaired loans by portfolio segment, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands).
	June 30, 2018
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$—	$—	$—	$—	$—
Commercial loans secured by non-owner occupied real estate	—	—	12	12	34
Total impaired loans	$—	$—	$12	$12	$34

	December 31, 2017
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$1,202	$909	$11	$1,213	$1,215
Commercial loans secured by non-owner occupied real estate	—	—	547	547	600
Total impaired loans	$1,202	$909	$558	$1,760	$1,815

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Average loan balance:
Commercial	$457	$815	$709	$708
Commercial loans secured by non-owner occupied real estate	13	170	191	173
Average investment in impaired loans	$470	$985	$900	$881
Interest income recognized:
Commercial	$—	$—	$—	$—
Commercial loans secured by non-owner occupied real estate	—	—	—	—
Interest income recognized on a cash basis on impaired loans	$—	$—	$—	$—

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$166,074	$—	$2,291	$—	$168,365
Commercial loans secured by owner occupied real estate	88,419	1,605	1,146	—	91,170
Commercial loans secured by non-owner occupied real estate	358,905	11,659	278	12	370,854
Total	$613,398	$13,264	$3,715	$12	$630,389

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$156,448	$500	$2,000	$244	$159,192
Commercial loans secured by owner occupied real estate	87,215	1,675	759	286	89,935
Commercial loans secured by non-owner occupied real estate	362,805	10,153	874	13	373,845
Total	$606,468	$12,328	$3,633	$543	$622,972

It is generally the policy of the Bank that the outstanding balance of any residential mortgage loan that exceeds 90-days past due as to principal and/or interest is transferred to non-accrual status and an evaluation is completed to determine the fair value of the collateral less selling costs, unless the balance is minor. A charge down is recorded for any deficiency balance determined from the collateral evaluation. The remaining non-accrual balance is reported as impaired with no specific allowance. It is generally the policy of the bank that the outstanding balance of any consumer loan that exceeds 90-days past due as to principal and/or interest is charged off. The following tables present the performing and non-performing outstanding balances of the residential and consumer portfolio classes (in thousands).
	June 30, 2018
	Performing	Non-Performing
Real estate – residential mortgage	$242,479	$988
Consumer	17,651	—
Total	$260,130	$988

	December 31, 2017
	Performing	Non-Performing
Real estate – residential mortgage	$246,021	$1,257
Consumer	19,383	—
Total	$265,404	$1,257

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).
	June 30, 2018
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial	$168,365	$—	$—	$—	$—	$168,365	$—
Commercial loans secured by owner occupied real estate	91,170	—	—	—	—	91,170	—
Commercial loans secured by non – owner occupied real estate	370,773	81	—	—	81	370,854	—
Real estate-residential mortgage	239,471	2,773	371	852	3,996	243,467	—
Consumer	17,600	38	13	—	51	17,651	—
Total	$887,379	$2,892	$384	$852	$4,128	$891,507	$—

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial	$159,181	$—	$—	$11	$11	$159,192	$—
Commercial loans secured by owner occupied real estate	89,649	—	—	286	286	89,935	—
Commercial loans secured by non-owner occupied real estate	368,073	5,238	534	—	5,772	373,845	—
Real estate – residential mortgage	243,393	2,373	671	841	3,885	247,278	—
Consumer	19,262	76	45	—	121	19,383	—
Total	$879,558	$7,687	$1,250	$1,138	$10,075	$889,633	$—

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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.
Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):
	June 30, 2018	December 31, 2017
Non-accrual loans
Commercial and industrial	$—	$353
Commercial loans secured by owner occupied real estate	—	859
Commercial loans secured by non-owner occupied real estate	12	547
Real estate – residential mortgage	988	1,257
Total	1,000	3,016
Other real estate owned
Commercial loans secured by owner occupied real estate	157	—
Real estate – residential mortgage	3	18
Total	160	18
TDR’s not in non-accrual	—	—
Total non-performing assets including TDR	$1,160	$3,034
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.13%	0.34%
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
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income due in accordance with original terms	$22	$17	$49	$33
Interest income recorded	—	—	—	—
Net reduction in interest income	$22	$17	$49	$33

Consistent with accounting and regulatory guidance, the Bank recognizes a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Bank’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan.
The Company had no loans modified as TDRs during the three and six month periods ending June 30, 2018.
The following table details the loans modified as TDRs during the three and six month periods ended June 30, 2017 (dollars in thousands).
Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan	2	$678	Extension of maturity date with interest only period

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In all instances where loans have been modified in troubled debt restructurings the pre- and post-modified balances are the same. As of June 30, 2018, there was no specific ALL for the one loan modified as a TDR. The specific ALL reserve for loans modified as TDR’s was $467,000 as of June 30, 2017. All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed.
The Company had no loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2018 and 2017 (six month periods) and April 1, 2018 and 2017 (three month periods), respectively, and that subsequently defaulted during these reporting periods.
The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.
12.
Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):
	At June 30, 2018
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$82,932	2.10%
Advances	2018	6,000	1.54
	2019	12,500	1.51
	2020	16,729	1.74
	2021	6,000	1.90
	2022	2,740	2.77
Total advances		43,969	1.73
Total FHLB borrowings		$126,901	1.97%

	At December 31, 2017
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$49,084	1.54%
Advances	2018	12,000	1.48
	2019	12,500	1.51
	2020	16,729	1.74
	2021	5,000	1.75
Total advances		46,229	1.61
Total FHLB borrowings		$95,313	1.57%

The rate on Open Repo Plus advances can change daily, while the rates on the advances are fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage, commercial real estate, and commercial and industrial loans with an aggregate statutory value equal to the amount of the advances are pledged as collateral to the FHLB of Pittsburgh to support these borrowings.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.
Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2018 and 2017 (in thousands):
	Three months ended June 30, 2018			Three months ended June 30, 2017
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(1,526)	$(11,798)	$(13,324)	$(127)	$(11,356)	$(11,483)
Other comprehensive income (loss) before reclassifications	(651)	308	(343)	178	262	440
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(21)	—	(21)
Net current period other comprehensive income (loss)	(651)	308	(343)	157	262	419
Ending balance	$(2,177)	$(11,490)	$(13,667)	$30	$(11,094)	$(11,064)

(1)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(327)	$(12,623)	$(12,950)	$(171)	$(11,406)	$(11,577)
Other comprehensive income (loss) before reclassifications	(1,967)	616	(1,351)	240	522	762
Amounts reclassified from accumulated other comprehensive loss	117	517	634	(39)	(210)	(249)
Net current period other comprehensive income (loss)	(1,850)	1,133	(717)	201	312	513
Ending balance	$(2,177)	$(11,490)	$(13,667)	$30	$(11,094)	$(11,064)

(1)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 (in thousands):
	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended June 30, 2018	For the three months ended June 30, 2017	Affected line item in the consolidated statement of operations
Realized gains on sale of securities	$—	$(32)	Net realized gains on investment securities
	—	11	Provision for income tax expense
	$—	$(21)	Net of tax
Total reclassifications for the period	$—	$(21)	Net income

(1) Amounts in parentheses indicate credits.
	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the six months ended June 30, 2018	For the six months ended June 30, 2017	Affected line item in the consolidated statement of operations
Realized (gains) losses on sale of securities	$148	$(59)	Net realized (gains) losses on investment securities
	(31)	20	Provision for income tax expense
	$117	$(39)	Net of tax
Amortization of estimated defined benefit
pension plan loss	$654	$(318)	Other expense
	(137)	108	Provision for income taxes
	$517	$(210)	Net of tax
Total reclassifications for the period	$634	$(249)	Net income

(1)
Amounts in parentheses indicate income and other amounts indicate expenses.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier I capital (as defined in the regulations) to risk-weighted assets (RWA) (as defined). Additionally under Basel III rules, the decision was

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2018, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table (in thousands, except ratios).
	At June 30, 2018
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$128,381	13.01%	$113,876	11.59%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	98,606	9.99	103,441	10.53	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	110,470	11.20	103,441	10.53	6.00	8.00
Tier 1 Capital (To Average Assets)	110,470	9.61	103,441	9.12	4.00	5.00
	At December 31, 2017
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$126,276	13.21%	$110,681	11.64%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	95,882	10.03	99,552	10.47	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	107,682	11.26	99,552	10.47	6.00	8.00
Tier 1 Capital (To Average Assets)	107,682	9.32	99,552	8.75	4.00	5.00

*
Applies to the Bank only.

Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.27% at June 30, 2018. See the discussion of the tangible common equity ratio under the “Balance Sheet” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (M.D. & A.).
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The following table summarizes the interest rate swap transactions that impacted the Company’s first six months of 2018 and 2017 performance.
	At June 30, 2018
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$16,680,569	4.04%	MONTHLY	$(33,446)
SWAP LIABILITIES	FAIR VALUE	(16,680,569)	(4.04)	MONTHLY	33,446
NET EXPOSURE		—	—		—

	At June 30, 2017
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$10,998,027	3.22%	MONTHLY	$(42,160)
SWAP LIABILITIES	FAIR VALUE	(10,998,027)	(3.22)	MONTHLY	42,160
NET EXPOSURE		—	—		—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of  $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at June 30, 2018.
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
Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and local business commercial loans. Commercial banking to businesses includes commercial loans, business services,

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and CRE loans. The wealth management segment includes the Trust Company, West Chester Capital Advisors (WCCA), our registered investment advisory firm, and Financial Services. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial Services include the sale of mutual funds, annuities, and insurance products. The wealth management businesses also includes the union collective investment funds, primarily the ERECT fund which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management. Inter-segment revenues were not material.
The contribution of the major business segments to the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):
	Three months ended June 30, 2018		Six months ended June 30, 2018
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Retail banking	$6,220	$754	$12,358	$1,460
Commercial banking	4,512	1,640	8,967	3,200
Wealth management	2,466	432	4,909	940
Investment/Parent	(659)	(1,082)	(1,312)	(2,089)
Total	$12,539	$1,744	$24,922	$3,511

	Three months ended June 30, 2017		Six months ended June 30, 2017
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Retail banking	$6,452	$748	$12,695	$1,365
Commercial banking	4,822	1,411	9,547	2,883
Wealth management	2,255	289	4,581	656
Investment/Parent	(875)	(1,059)	(1,886)	(2,167)
Total	$12,654	$1,389	$24,937	$2,737

17.
Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $192.5 million and $165.1 million along with standby letters of credit of  $10.1 million and $10.0 million as of June 30, 2018 and December 31, 2017, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.
Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.
18.
Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$409	$390	$818	$780
Interest cost	303	326	606	652
Expected return on plan assets	(711)	(631)	(1,422)	(1,262)
Recognized net actuarial loss	386	367	772	734
Net periodic pension cost	$387	$452	$774	$904

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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the assets measured and recorded on the Consolidated Balance Sheets on a reoccurring basis at their fair value as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy (in thousands).
	Fair Value Measurements at June 30, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$6,530	$—	$6,530	$—
US Agency mortgage-backed securities	82,637	—	82,637	—
Municipal securities	10,392	—	10,392	—
Corporate bonds	36,296	—	36,296	—
Fair value swap asset	657	—	657	—
Fair value swap liability	(657)	—	(657)	—
	Fair Value Measurements at December 31, 2017
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$6,572	$—	$6,572	$—
US Agency mortgage-backed securities	79,746	—	79,746	—
Municipal securities	7,036	—	7,036	—
Corporate bonds	35,784	—	35,784	—
Fair value swap asset	92	—	92	—
Fair value swap liability	(92)	—	(92)	—
Assets Measured and Recorded on a Non-recurring Basis
Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At June 30, 2018, impaired loans with a carrying value of  $12,000 had no specific valuation allowance resulting in a net fair value of  $12,000. At December 31, 2017, impaired loans with a carrying value of  $1.8 million were reduced by a specific valuation allowance totaling $909,000 resulting in a net fair value of  $851,000.
Other real estate owned is measured at fair value based on appraisals, less estimated cost to sell. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.
Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):
	Fair Value Measurements at June 30, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$12	$—	$—	$12
Other real estate owned	160	—	—	160
	Fair Value Measurements at December 31, 2017
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$851	$—	$—	$851
Other real estate owned	18	—	—	18

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Quantitative Information About Level 3 Fair Value Measurements
June 30, 2018	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Avg)
Impaired loans	$12	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	0% (0%)
Other real estate owned	160	Appraisal of collateral (1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 25% (4%) 0% to 186% (34%)
	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Avg)
Impaired loans	$851	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	21% to 75% (54%)
Other real estate owned	18	Appraisal of collateral (1),(3)	Appraisal adjustments(2) Liquidation expenses	16% to 64% (29%) 2% to 206% (79%)

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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at June 30, 2018 and December 31, 2017, for financial instruments not recorded at fair value on a reoccurring basis were as follows (in thousands):
	June 30, 2018
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$35,021	$35,021	$35,021	$—	$—
Investment securities – HTM	38,916	38,106	—	35,142	2,964
Regulatory stock	8,072	8,072	8,072	—	—
Loans held for sale	3,655	3,734	3,734	—	—
Loans, net of allowance for loan loss and unearned income	881,986	866,446	—	—	866,446
Accrued interest income receivable	3,464	3,464	3,464	—	—
Bank owned life insurance	38,125	38,125	38,125	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$663,357	$663,357	$663,357	$—	$—
Deposits with stated maturities	264,819	264,016	—	—	264,016
Short-term borrowings	82,932	82,932	82,932	—	—
All other borrowings	64,376	66,918	—	—	66,918
Accrued interest payable	1,681	1,681	1,681	—	—
	December 31, 2017
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$34,188	$34,188	$34,188	$—	$—
Investment securities – HTM	38,752	38,811	—	35,859	2,952
Regulatory stock	6,800	6,800	6,800	—	—
Loans held for sale	3,125	3,173	3,173	—	—
Loans, net of allowance for loan loss and unearned income	879,419	873,784	—	—	873,784
Accrued interest income receivable	3,603	3,603	3,603	—	—
Bank owned life insurance	37,860	37,860	37,860	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$688,648	$688,648	$688,648	$—	$—
Deposits with stated maturities	259,297	260,153	—	—	260,153
Short-term borrowings	49,084	49,084	49,084	—	—
All other borrowings	66,617	69,684	—	—	69,684
Accrued interest payable	1,754	1,754	1,754	—	—
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)
…2018 SECOND QUARTER SUMMARY OVERVIEW… AmeriServ reported second quarter 2018 earnings of  $1,744,000 or $0.10 per share. This is the Company’s second consecutive quarter with earnings per share of  $0.10. This represents a 25.6% or $355,000 improvement over the second quarter of 2017 where net income totaled $1,389,000 or $0.07 per diluted common share. When combined with the results in the first quarter, AmeriServ has now surpassed the first six months of 2017 by 28.3% or $774,000, a gain of $0.04 per share.
We are, of course, aware that there will be skeptics who will write these gains off solely to the impact of the new reduced tax rates. There is no question that tax rates are of great importance to our industry but there was much more happening at AmeriServ during the second quarter. For example, AmeriServ recorded the highest level of loan interest revenue since the fourth quarter of 2009. Concurrently, the Company reported the lowest level of troubled loans on record. While these positive trends were occurring, AmeriServ continued to lend over 90% of its deposit base to small and medium sized businesses and consumers in our markets. This percentage has consistently been 7 – 10% above AmeriServ’s peer banks. We believe it is our responsibility to help build prosperous communities.
On yet another front, our wealth management subsidiary, AmeriServ Trust & Financial Services Company, is now responsible for managing and/or administrating over $2 billion in client assets. So as to help its clients even more, it opened a customer convenience office in busy downtown Greensburg, PA. This is the county seat of Westmoreland County which is benefitting from the expansion of Pittsburgh further east. AmeriServ’s wealth management company also remains the fiduciary of The ERECT Fund which is very active in Pittsburgh rehabilitating older buildings to be occupied by the continuing growth in technology activities, such as robotics. The city of Pittsburgh has become somewhat of a hub for new technology due to the expertise resident at Carnegie Mellon University.
One of the foremost goals in our strategic direction is to emphasize shareholder return. After reviewing this series of positive developments thus far in 2018, the Board unanimously approved another common stock repurchase plan. We have the approval of the regulatory authorities to buy back up to 3% or 540,000 shares of AmeriServ common stock. If completed, this will reduce the number of outstanding shares below 18 million thus causing every remaining shareholder to own a larger portion of AmeriServ.
Now a comment on the business of banking. You have probably seen the reports of lagging bank loan demand around the nation. Certainly we experienced the usual cold and stormy winter and we also noted some confusion among commercial enterprises as to the details of the new tax law. But loans at AmeriServ have been growing every month since March 2018. Deposit totals have been fluctuating but continue to remain near $1 billion as they have throughout 2017 and now 2018.
This series of positive results, and the announcement of another stock repurchase program, suggest a positive potential for AmeriServ. Rest assured there will be no “bet the bank” strategies. We will continue to seek to balance risk with return as we continue to share the rewards with our shareholders.
THREE MONTHS ENDED JUNE 30, 2018 VS. THREE MONTHS ENDED JUNE 30, 2017
…PERFORMANCE OVERVIEW…The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).
	Three months ended June 30, 2018	Three months ended June 30, 2017
Net income	$1,744	$1,389
Diluted earnings per share	0.10	0.07
Return on average assets (annualized)	0.60%	0.48%
Return on average equity (annualized)	7.30%	5.81%
The Company reported second quarter 2018 net income of  $1,744,000, or $0.10 per diluted common share. This earnings performance was a $355,000, or 25.6%, improvement from the second quarter of 2017 where net income totaled $1,389,000, or $0.07 per diluted common share. The improved earnings in the second quarter of 2018 resulted from a combination of lower income tax expense, outstanding asset quality and effective capital management.

…NET INTEREST INCOME AND MARGIN… The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is effected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the second quarter of 2018 to the second quarter of 2017 (in thousands, except percentages):
	Three months ended June 30, 2018	Three months ended June 30, 2017	$ Change	% Change
Interest income	$11,603	$11,051	$552	5.0%
Interest expense	2,745	2,152	593	27.6
Net interest income	$8,858	$8,899	$(41)	(0.5)
Net interest margin	3.28%	3.27%	0.01	N/M

N/M — not meaningful
The Company’s net interest income in the second quarter of 2018 decreased by $41,000, or 0.5%, from the prior year’s second quarter. The decrease in net interest income is a result of a lower level of total earning assets. Total average earning assets decreased in the second quarter of 2018 by $8.4 million, or 0.8%. The decrease in earning assets occurred in the loan portfolio as loan pay-offs exceeded new loan production during 2018. This more than offset continued growth in investment securities as management took advantage of the higher interest rate environment in 2018 to purchase additional securities and increase the size of the investment securities portfolio. Specifically, total investment securities averaged $183 million in the second quarter of 2018 which was $9.7 million, or 5.6%, higher than the $173 million average for the second quarter of 2017. Total loans averaged $883 million for the second quarter of 2018 which was $17.5 million, or 1.9%, lower than the 2017 second quarter average. The Company’s net interest margin was 3.28% for the second quarter representing an improvement of one basis point from the prior year’s second quarter.
The growth in the investment securities portfolio is the result of additional purchases of federal agency mortgage backed securities. Also, management continues its portfolio diversification strategy through purchases of high quality corporate and taxable municipal securities. As a result, interest income on investments increased between the second quarter of 2018 and the second quarter of 2017 by $205,000, or 16.1%. The combination of a higher level of early loan payoffs and a slowdown in loan production, particularly earlier this year, resulted in the decrease in the average balance of the loan portfolio. However, commercial loan production increased during the latter part of the second quarter of 2018 resulting in the total loans outstanding being comparable between years on an end of period basis. As a result of the strength of the current loan pipelines and the positive late second quarter momentum, the Company expects that loan portfolio growth will continue in the second half of 2018. This second quarter growth occurred primarily in commercial real estate loans and commercial/industrial loans which together comprise approximately 72% of the Company’s total loan portfolio. Even though total average loans have decreased since last year, loan interest income increased by $347,000, or 3.5%, between the second quarter of 2018 and the second quarter of 2017. The higher loan interest income reflects new loans originating at higher yields as well as the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate. Overall, total interest income increased by $552,000, or 5.0%, in the second quarter of 2018, as compared to the same period in 2017.
Total interest expense for the second quarter of 2018 increased by $593,000, or 27.6% when compared to the second quarter of 2017, due to higher levels of both deposit and borrowing interest expense. The higher 2018 deposit interest expense of  $469,000 reflects certain indexed money market accounts repricing upward after the Federal Reserve interest rate increases. Additionally, there has been customer movement of some funds out of lower yielding money market accounts into higher yielding certificates of deposit due to the higher national interest rate environment in 2018. The runoff of money market deposits has more than offset the growth of term deposit products and resulted in a decrease in the balance of total deposits in 2018. Specifically, total deposits averaged $956 million for the second quarter of 2018 which was

$19.0 million, or 2.0%, lower than the $975 million average for the second quarter of 2017. Overall, the Company’s loan to deposit ratio averaged 92.4% in the second quarter of 2018 which indicates that the Company has ample capacity to grow its loan portfolio given the loyalty of its core deposit base. The Company experienced a $124,000, or 19.1%, increase in the interest cost for borrowings in the second quarter of 2018 due to a higher average balance of total borrowed funds and the immediate impact that the increases in the Federal Funds Rate had on the cost of borrowed funds. In the second quarter of 2018, total average FHLB borrowed funds was $79 million, an increase of  $8.8 million, or 12.5%, from the same period during 2017, which was due to the decrease in total average deposits.
The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2018 and 2017 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 21% is used to compute tax-equivalent interest income and yields during 2018, while a tax rate of 34% was used for 2017.

Three months ended June 30 (In thousands, except percentages)
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$882,675	$10,130	4.56%	$900,156	$9,788	4.32%
Interest bearing deposits	1,025	5	1.77	1,030	3	1.03
Short-term investment in money market funds	6,645	47	2.77	7,285	27	1.46
Investment securities – AFS	143,357	1,101	3.07	135,168	945	2.80
Investment securities – HTM	39,264	325	3.31	37,740	298	3.16
Total investment securities	182,621	1,426	3.12	172,908	1,243	2.87
Total interest earning assets/interest income	1,072,966	11,608	4.31	1,081,379	11,061	4.07
Non-interest earning assets:
Cash and due from banks	21,857			22,231
Premises and equipment	12,345			12,013
Other assets	62,406			67,628
Allowance for loan losses	(10,035)			(10,281)
TOTAL ASSETS	$1,159,539			$1,172,970
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$129,026	$261	0.81%	$130,744	$148	0.45%
Savings	99,268	41	0.17	98,119	41	0.17
Money markets	248,983	601	0.97	274,116	333	0.48
Time deposits	295,164	1,070	1.45	290,910	982	1.34
Total interest bearing deposits	772,441	1,973	1.02	793,889	1,504	0.76
Short-term borrowings	33,731	170	1.99	24,127	67	1.10
Advances from Federal Home Loan Bank	44,998	192	1.71	45,824	171	1.49
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Subordinated debt	7,650	130	6.80	7,650	130	6.80
Total interest bearing liabilities/interest expense	871,905	2,745	1.26	884,575	2,152	0.98
Non-interest bearing liabilities:
Demand deposits	183,323			180,885
Other liabilities	8,471			11,646
Shareholders’ equity	95,840			95,864
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,159,539			$1,172,970
Interest rate spread			3.05			3.09
Net interest income/Net interest margin		8,863	3.28%		8,909	3.27%
Tax-equivalent adjustment		(5)			(10)
Net Interest Income		$8,858			$8,899

…PROVISION FOR LOAN LOSSES… The Company recorded a $50,000 provision for loan losses in the second quarter of 2018 compared to a $325,000 provision for loan losses in the second quarter of 2017. The lower 2018 provision reflects our overall strong asset quality, the successful workout of several criticized loans, and reduced loan portfolio balances. The Company experienced net loan charge-offs of  $461,000, or 0.21% of total loans, in 2018 compared to net loan charge-offs of  $14,000, or 0.01% of total loans, in 2017. The higher 2018 net loan charge-offs reflect the final work-out of several non-performing loans on which reserves had previously been established. The Company presently expects that net charge-offs will decline in the second half of 2018. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $1.2 million, or only 0.13% of total loans, at June 30, 2018. In summary, the allowance for loan losses provided 821% coverage of non-performing assets, and 1.07% of total loans, at June 30, 2018, compared to 337% coverage of non-performing assets, and 1.15% of total loans, at December 31, 2017.
…NON-INTEREST INCOME… Non-interest income for the second quarter of 2018 totaled $3.7 million and decreased $74,000, or 2.0%, from the second quarter 2017 performance. Factors contributing to this lower level of non-interest income for the quarter included:
•
a $207,000 increase in Wealth Management fees was primarily due to the Company benefitting from increased market values for assets under management in 2018 and stronger sales of insurance related products by its financial services professionals. Wealth management continues to be an important strategic focus as it contributes to non-interest revenue comprising over 29% of the Company’s total revenue;

•
a $177,000 decrease in revenue from bank owned life insurance (BOLI) after the Company received a death claim in 2017 and there was no such claim this year;

•
a combined $78,000 decrease in net gains on loans sales into the secondary market and mortgage related fees due to lower production and reduced refinance activity of residential mortgage loans;

•
a $34,000 increase in other income primarily due to the collection of higher interchange fees; and

•
a $32,000 reduction in the net realized gain/loss on investment securities as the market value of sold securities decreased since last year due to the higher interest rate environment.

…NON-INTEREST EXPENSE… Non-interest expense for the second quarter of 2018 totaled $10.3 million and decreased by $7,000, or only 0.1%, from the prior year’s second quarter. Factors contributing to the lower non-interest expense in the quarter included:
•
a $301,000, or 5.1%, increase in salaries & benefits expense due to higher salaries and incentive compensation due to the typical annual salary merit increases and additional incentives paid primarily within our Wealth Management division due to the increased level of fee income mentioned previously;

•
a $163,000, or 11.5%, decrease in professional fees due to reduced legal costs and lower expense for outsourced professional services;

•
a combined $84,000 reduction in occupancy & equipment costs is primarily attributable to the Company’s ongoing efforts to carefully manage and contain non-interest expense. Specifically, a branch office closure in Cambria County along with a branch consolidation in the State College market resulted in reduced rent expense and other occupancy related costs; and

•
a $64,000, or 3.6%, decrease in other expenses due to reduced telephone costs and Pennsylvania shares tax expense.

…INCOME TAX EXPENSE… The Company recorded an income tax expense of  $435,000, or an effective tax rate of 20.0%, in the second quarter of 2018. This compares to an income tax expense of $623,000, or an effective tax rate of 31.0%, for the second quarter of 2017. The lower effective tax rate and income tax expense in the first quarter of 2018 reflects the benefits of corporate tax reform as a result of the enactment of the “Tax Cuts and Jobs Act” late in the fourth quarter of 2017.

SIX MONTHS ENDED JUNE 30, 2018 VS. SIX MONTHS ENDED JUNE 30, 2017
…PERFORMANCE OVERVIEW… The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).
	Six months ended June 30, 2018	Six months ended June 30, 2017
Net income	$3,511	$2,737
Diluted earnings per share	0.19	0.15
Return on average assets (annualized)	0.61%	0.47%
Return on average equity (annualized)	7.42%	5.77%
For the six-month time period ended June 30, 2018, the Company reported second quarter 2018 net income of  $3,511,000, or $0.19 per diluted common share. This earnings performance was a $774,000, or 28.3%, improvement from the six-month period of 2017 where net income totaled $2,737,000, or $0.15 per diluted common share. The improved earnings in the first six months of 2018 resulted from a combination of lower income tax expense, outstanding asset quality and effective capital management.
…NET INTEREST INCOME AND MARGIN… The following table compares the Company’s net interest income performance for the first six months of 2018 to the first six months of 2017 (in thousands, except percentages):
	Six months ended June 30, 2018	Six months ended June 30, 2017	$Change	% Change
Interest income	$22,820	$21,799	$1,021	4.7%
Interest expense	5,214	4,179	1,035	24.8
Net interest income	$17,606	$17,620	$(14)	(0.1)
Net interest margin	3.28%	3.27%	0.01	N/M

N/M — not meaningful
The Company’s net interest income in the first six months of 2018 decreased by $14,000, or 0.1%, when compared to the first six months of 2017. The Company’s net interest margin of 3.28% for the first half of 2018 improved by 1 basis point from the prior year’s first six-month time period. The decrease in net interest income is a result of a lower level of total earning assets. Total average earning assets decreased in the first half of 2018 by $4.4 million, or 0.4%. The decrease in earning assets occurred in the loan portfolio as loan pay-offs exceeded new loan production during 2018. This more than offset continued growth in investment securities as management took advantage of the higher interest rate environment in 2018 to purchase additional securities and increase the size of the investment securities portfolio. Specifically, total investment securities averaged $180 million in the first six months of 2018 which was $9.3 million, or 5.4%, higher than the $171 million average for the first six months of 2017. Total loans averaged $882 million in the first half of 2018 which was $13.0 million, or 1.4%, lower than the 2017 first six-month average. The growth in the investment securities portfolio is the result of additional purchases of federal agency mortgage backed securities. Also, management continues its portfolio diversification strategy through purchases of high quality corporate and taxable municipal securities. As a result, interest income on investments increased between the first six months of 2018 and the first six months of 2017 by $412,000, or 16.7%. The combination of a higher level of early loan payoffs and a slowdown in loan production, particularly earlier this year, resulted in the decrease in the average balance of the loan portfolio. However, commercial loan production increased during the latter part of the second quarter of 2018 resulting in the total loans outstanding being comparable between years on an end of period basis. This second quarter growth occurred primarily in commercial real estate loans and commercial/industrial loans which together comprise approximately 72% of the Company’s total loan portfolio. Even though total average loans have decreased since last year, loan interest income increased by $609,000, or 3.1%, between the first half of 2018 and the first half of 2017. The higher loan interest income reflects new loans originating at higher yields as well as the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate. Overall, total interest income increased by $1.0 million, or 4.7%, in the first half of 2018, as compared to the same period in 2017.
Total interest expense for the first six months of 2018 increased by $1.0 million, or 24.8%, due to higher levels of both deposit and borrowings interest expense. Specifically, deposit interest expense increased by $814,000, or 27.7%, between time periods and reflects the upward repricing of certain indexed money market accounts after the Federal Reserve interest rate increases. Additionally, there has been customer movement of some funds out of lower yielding money market accounts into higher yielding certificates of deposit due to the higher national interest rate environment in 2018. The runoff of money market deposits has more than offset the growth of term deposit products and resulted in a decrease in the balance of total deposits in 2018. Specifically, total deposits averaged $958 million in the first six months of 2018 which was $17.3 million, or 1.8%, lower than the $975 million average for 2017. Overall, the Company’s loan to deposit ratio averaged 92.1% in the first half of 2018 which indicates that the Company has ample capacity to grow its loan portfolio given the loyalty of its core deposit base. The Company experienced a $221,000, or 17.8%, increase in the interest cost for borrowings in the first six months of 2018 due to a higher average balance of total borrowed funds and the immediate impact that the increases in the Federal Funds Rate had on the cost of borrowed funds. In the first half of 2018, total average FHLB borrowed funds was $73 million, an increase of  $11.2 million, or 18.1%, from the same period during 2017, which was due to the decrease in total average deposits.
The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 2018 and 2017. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 35.

Six months ended June 30 (In thousands, except percentages)
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$882,080	$19,954	4.51%	$895,032	$19,354	4.31%
Interest bearing deposits	1,025	9	1.64	1,030	5	0.91
Short-term investment in money market funds	6,889	90	2.60	7,613	51	1.32
Investment securities – AFS	140,693	2,130	3.03	134,655	1,846	2.74
Investment securities – HTM	39,184	648	3.31	35,930	563	3.13
Total investment securities	179,877	2,778	3.09	170,585	2,409	2.82
Total interest earning assets/interest income	1,069,871	22,831	4.27	1,074,260	21,819	4.06
Non-interest earning assets:
Cash and due from banks	21,858			22,280
Premises and equipment	12,484			11,909
Other assets	62,390			67,710
Allowance for loan losses	(10,143)			(10,167)
TOTAL ASSETS	$1,156,460			$1,165,992
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$131,202	$503	0.77%	$129,138	$270	0.42%
Savings	98,286	81	0.17	97,686	81	0.17
Money markets	251,325	1,023	0.82	276,464	667	0.49
Time deposits	294,510	2,147	1.47	289,869	1,922	1.34
Total interest bearing deposits	775,323	3,754	0.98	793,157	2,940	0.75
Short-term borrowings	27,996	262	1.86	16,495	86	1.04
Advances from Federal Home Loan Bank	45,418	378	1.68	45,679	333	1.47
Guaranteed junior subordinated deferrable interest debentures	13,085	560	8.57	13,085	560	8.57
Subordinated debt	7,650	260	6.80	7,650	260	6.80
Total interest bearing liabilities/interest expense	869,472	5,214	1.21	876,066	4,179	0.96
Non-interest bearing liabilities:
Demand deposits	182,769			182,209
Other liabilities	8,821			12,130
Shareholders’ equity	95,398			95,587
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,156,460			$1,165,992
Interest rate spread			3.06			3.10
Net interest income/Net interest margin		17,617	3.28%		17,640	3.27%
Tax-equivalent adjustment		(11)			(20)
Net Interest Income		$17,606			$17,620

…PROVISION FOR LOAN LOSSES… The Company recorded a $100,000 provision for loan losses in the first six months of 2018 compared to a $550,000 provision for loan losses in the first six months of 2017, or a decrease of  $450,000 between periods. The lower 2018 loan loss provision reflects our overall strong asset quality, the successful workout of several criticized loans, and reduced loan portfolio balances. For the first six months of 2018, the Company experienced net loan charge-offs of  $793,000, or 0.18%, of total loans, compared to net loan charge-offs of  $91,000, or 0.02%, in 2017. The higher 2018 net loan charge-offs reflect the final work-out of several non-performing loans on which reserves had previously been established. The Company presently expects that net charge-offs will decline in the second half of 2018. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $1.2 million, or only 0.13% of total loans, at June 30, 2018.
…NON-INTEREST INCOME… Non-interest income for the first six months of 2018 totaled $7.3 million and nearly matched the 2017 level, decreasing slightly by $1,000. Factors contributing to this slightly lower level of non-interest income for the first six months included:
•
a $323,000 increase in Wealth Management fees was primarily due to the Company benefitting from increased market values for assets under management in 2018 and stronger sales of insurance related products by its financial services professionals;

•
a $218,000 increase in other income primarily due a $156,000 gain realized on the sale of certain equity securities that the Company owned from a previous acquisition and higher interchange fees;

•
a $207,000 reduction in the net realized gain/loss on investment securities as the market value of sold securities decreased since last year due to the higher interest rate environment. Management viewed the gain recognized on the sale of equity securities, mentioned above in the second bullet, as an opportunity to rid the investment securities portfolio of certain investments having a low yield and a small balance;

•
a $186,000 decrease in revenue from bank owned life insurance (BOLI) after the Company received a death claim in 2017 and there was no such claim this year; and

•
a combined $130,000 decrease in net gains on loans sales into the secondary market and mortgage related fees due to lower production and reduced refinance activity of residential mortgage loans;

…NON-INTEREST EXPENSE… Non-interest expense for the first half of 2018 totaled $20.4 million and increased by only $28,000, or 0.1%, from the prior year. Factors contributing to the slightly higher non-interest expense in the quarter included:
•
a $446,000, or 3.8%, increase in salaries & benefits expense due to higher salaries and incentive compensation as a result of the typical annual salary merit increases and additional incentives paid primarily within our Wealth Management division due to the increased level of fee income mentioned previously;

•
a $179,000, or 6.8%, decrease in professional fees due to reduced legal costs and lower expense for outsourced professional services;

•
a combined $116,000 reduction in occupancy & equipment costs is primarily attributable to the Company’s ongoing efforts to carefully manage and contain non-interest expense. Specifically, a branch office closure in Cambria County along with a branch consolidation in the State College market resulted in reduced rent expense and other occupancy related costs; and

•
a $128,000, or 3.7%, decrease in other expenses due to reduced telephone costs and Pennsylvania shares tax expense.

…INCOME TAX EXPENSE… The Company recorded an income tax expense of  $881,000, or an effective tax rate of 20.1%, in the first six months of 2018. This compares to the income tax expense of $1,248,000, or an effective tax rate of 31.3% for the first six months of 2017. The lower effective tax rate and income tax expense in the first quarter of 2018 reflects the benefits of corporate tax reform as a result of the enactment of the “Tax Cuts and Jobs Act” late in the fourth quarter of 2017.

…SEGMENT RESULTS… Retail banking’s net income contribution was $754,000 in the second quarter of 2018 and $1.5 million for the first six months of 2018 which was up slightly by $6,000 from the second quarter of last year and by $95,000 from the net income contribution for the first six months of 2017. This increase reflects a lower level of non-interest expense due to the Company’s focus on reducing and controlling costs which resulted in lower employee expense due to the closure of one branch office and reduced health care and pension costs. The branch office that closed along with our efforts to reduce and control expenses resulted in occupancy & equipment costs and miscellaneous expenses declining between periods. The Retail banking segment also benefitted from the recognition of a lower loan loss provision in 2018 and the lower corporate income tax rate that resulted from the enactment of the “Tax Cuts and Jobs Act” which caused a reduction in income tax expense. Slightly offsetting these favorable items was a decrease in net interest income due to a lower level of residential real estate loan originations in 2018 combined with the immediate upward repricing of money market deposit accounts because of the increases to the Federal Funds Rate. Also decreasing in both time periods was a lower level of non-interest income due to reduced residential mortgage loan sale gain income, mortgage related fees, BOLI revenue and fee income from deposit service charges.
The commercial banking segment reported net income of  $1.6 million in the second quarter and $3.2 million in the first half of 2018 which was higher by $229,000 and $317,000 when compared to the same 2017 periods. The higher level of income for both time periods of 2018 was due to the lower provision for loan losses and reduced income tax expense. The lower loan loss provision in 2018 reflects our overall strong asset quality, the successful workout of several criticized loans, and reduced loan portfolio balances. Also, total employee costs are lower due to reduced pension expense and three fewer commercial relationship managers in 2018. Partially offsetting these favorable items was lower net interest income due to a reduced volume of commercial and commercial real estate loans this year as loan originations occurred at a slower pace so far this year and early loan prepayment activity was higher in the first quarter of 2018. Also, miscellaneous expenses are higher for the first six-month time period in 2018 but lower on a quarterly basis when compared to 2017.
The wealth management segment reported net income of  $432,000 in the second quarter and $940,000 in the first half of 2018 which was $143,000 and $284,000 higher than the same periods for 2017. The increase is due to wealth management fees increasing as this segment has benefitted from increased market values for assets under management. Wealth management continues to be an important strategic focus of the Company. Also contributing to the higher level of net income from this segment was a lower level of professional fees. Slightly offsetting these favorable items was higher employee costs due to higher salaries because of additional investment in talent, and a greater level of incentive compensation.
The investment/parent segment reported a net loss of  $1.1 million in the second quarter of 2018 and a $2.1 million net loss in the first six months of this year, which is higher for the quarter by $23,000 and lower for the six months by $78,000. The decreased loss in 2018 for the year to date time period is reflective of the higher level of investment securities on the Company’s balance sheet as purchase opportunities continue to be favorable due to the higher interest rate environment in the economy. The increased loss between the second quarter of 2018 and last year’s second quarter was the result of higher non-interest expense due to higher legal fees.
…BALANCE SHEET… The Company’s total consolidated assets were $1.18 billion at June 30, 2018, which increased by $12.9 million, or 1.1%, from the December 31, 2017 asset level. The increase was driven by an increased level of total earning assets. Specifically, total loans increased by $2.4 million, or 0.3%, during the period while investment securities grew by $6.9 million, or 4.1%.
Total deposits decreased by $19.8 million, or 2.1% in the first six months of 2018. As of June 30, 2018, the 25 largest depositors represented 20.0% of total deposits, which is a slight decrease from the second quarter 2017 when it was 20.3%. Total FHLB borrowings have increased by $31.6 million since year-end 2017. The increase in borrowed funds occurred in short term borrowings as a result of the decrease in total deposits. Total FHLB term advances decreased by $2.3 million and totaled $44 million due to timing differences related to the replacement of matured advances. The Company has utilized these term advances to help manage interest rate risk and favorably position our balance sheet for a rising rate environment. The Company’s total shareholders’ equity increased by $1.8 million over the first six months of 2018 due to the retention of earnings more than offsetting our common dividend payment to shareholders and the impact of our common stock buyback program, which is addressed on page 45.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.01%, and a common equity tier 1 capital ratio of 9.99% at June 30, 2018. (See the discussion of the Basel III capital requirements under the “Capital Resources” section.) As of June 30, 2018, the Company’s book value per common share was $5.37 and its tangible book value per common share was $4.71. Both of these ratios improved by $0.12 per common share when compared to December 31, 2017. Tangible common equity to tangible assets ratio was 7.27% at June 30, 2018 and improved by seven basis points when compared to December 31, 2017.
The tangible common equity ratio is calculated by dividing tangible equity by tangible assets. The following table sets forth the calculation of the Company’s tangible common equity ratio at June 30, 2018 and December 31, 2017 (in thousands, except ratio):
	June 30, 2018	December 31, 2017
Total shareholders’ equity	$96,883	$95,102
Less: Goodwill	11,944	11,944
Tangible equity	84,939	83,158
Total assets	1,180,510	1,167,655
Less: Goodwill	11,944	11,944
Tangible assets	1,168,566	1,155,711
Tangible common equity ratio	7.27%	7.20%
…LOAN QUALITY… The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):
	June 30, 2018	December 31, 2017	June 30, 2017
Total accruing loan delinquency (past due 30 to 89 days)	$3,137	$8,178	$14,135
Total non-accrual loans	1,000	3,016	1,684
Total non-performing assets including TDR*	1,160	3,034	2,362
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.35%	0.92%	1.58%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.11	0.34	0.19
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.13	0.34	0.26
Non-performing assets as a percentage of total assets	0.10	0.26	0.20
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.18	0.06	0.02
Annualized provision for loan losses	0.02	0.09	0.12
Total classified loans (loans rated substandard or doubtful)	$4,715	$5,433	$9,897

*
Non-performing assets are comprised of  (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

Overall, the Company continued to maintain strong asset quality in the first half of 2018 as evidenced by low levels of non-accrual loans, non-performing assets, classified loans, and loan delinquency levels that continue to be below 1% of total loans. We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2018, the 25 largest credits represented 26.4% of total loans outstanding, which represents a slight decrease from the second quarter 2017 when it was 26.7%.

…ALLOWANCE FOR LOAN LOSSES… The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):
	June 30, 2018	December 31, 2017	June 30, 2017
Allowance for loan losses	$9,521	$10,214	$10,391
Allowance for loan losses as a percentage of each of the following:
total loans, net of unearned income	1.07%	1.15%	1.16%
total accruing delinquent loans (past due 30 to 89 days)	303.51	124.90	73.51
total non-accrual loans	951.15	338.66	617.04
total non-performing assets	820.78	336.65	439.92
The Company recorded a $100,000 provision for loan losses in the first six months of 2018 compared to a $550,000 provision for loan losses in the first six months of 2017 or a decrease of  $450,000 million between periods. The loan loss provision in 2018 reflects our overall strong asset quality, the successful workout of several criticized loans, and reduced loan portfolio balances.
…LIQUIDITY…The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has been more than adequate to fund the Company’s operations. Payments and prepayments from the loan portfolios, as well as, cash flow from maturities, prepayments and amortization of securities were also used to help fund new loan originations. We strive to operate our loan to deposit ratio in a range of 80% to 100%. For the first six months of 2018, the Company’s loan to deposit ratio has averaged 92.07%. We are optimistic that we can increase the loan to deposit ratio in 2018 given commercial loan pipelines, continued growth from our loan production offices and our focus on small business lending.
Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $833,000 from December 31, 2017 to June 30, 2018, due to $10.7 million of cash provided in financing activities and $4.0 million of cash provided by operating activities more than offsetting $13.9 million of cash used by investing activities. Within financing activities, short term borrowed funds increased by $33.8 million while total deposit balances decreased by $19.8 million. Within investing activities, cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $86.4 million and was $2.8 million higher than the $83.6 million of cash received from loan principal payments and participations sold. Also, cash utilized for new investment security purchases totaled $24.9 million which more than exceeded cash provided from investment security maturities and sales of  $15.3 million. Within operating activities, sales of residential mortgage loans of $14.5 million nearly offset new residential mortgage loan originations of  $14.8 million. At June 30, 2018, the Company had immediately available $314 million of overnight borrowing capacity at the FHLB and $35 million of unsecured federal funds lines with correspondent banks.
The holding company had $9.2 million of cash, short-term investments, and investment securities at June 30, 2018. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At June 30, 2018, our subsidiary Bank had $4.9 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has strong liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, its increased common stock dividend, and support the common stock repurchase program.
…CAPITAL RESOURCES… The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 ratio was 9.99%, the tier 1 capital ratio was 11.20%, and the total capital ratio was 13.01% at June 30, 2018. The Company’s tier 1 leverage was 9.61% at June 30, 2018. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2018. Capital generated from earnings will be utilized to pay the common stock cash dividend and will also support controlled balance sheet growth. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration which stood at 345% of regulatory capital at June 30, 2018.

On May 17, 2018, the Company’s Board of Directors approved a new common stock repurchase program which calls for AmeriServ Financial Inc. to buy back up to 3%, or approximately 540,000 shares, of its outstanding common stock during the next 12 months. The authorized repurchases will be made from time to time in either the open market or through privately negotiated transactions. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. No assurance can be given that any particular amount of common stock will be repurchased. This buyback program may be modified, extended or terminated by the Board of Directors at any time. At June 30, 2018, the Company had approximately 18 million common shares outstanding.
In the first quarter of 2018, the Company completed a common stock repurchase program where it bought back 945,000 shares or 5% of its common stock over a 14-month period. Specifically, during the first three months of 2018, the Company was able to repurchase 105,663 shares of its common stock and return $445,000 million of capital to its shareholders through this program.
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
…REGULATORY UPDATE… The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, was enacted into law on May 24, 2018. Most of the changes made by the Act can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidate assets not less than 8% or more than 10% and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. The Company continues to analyze the changes implemented by the Act and further rulemaking from federal banking regulators, but, at this time, does not believe that such changes will materially impact the Company’s business, operations, or financial results.

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
Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	1.2%	15.6%
100bp increase	0.9	9.1
100bp decrease	(1.3)	(12.5)
The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio, the scheduled repricing of loans tied to LIBOR or prime, and the extension of a portion of borrowed funds. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly as interest rates rise. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at approximately 2.00%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.
…OFF BALANCE SHEET ARRANGEMENTS… The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $192.5 million and standby letters of credit of  $10.1 million as of June 30, 2018. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.
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
Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.3 million, or 76%, of the total allowance for loan losses at June 30, 2018 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.
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
In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of June 30, 2018, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.
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
ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION
Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At June 30, 2018, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

.....FORWARD LOOKING STATEMENT .....
THE STRATEGIC FOCUS:
AmeriServ Financial is committed to increasing shareholder value by striving for consistently improving financial performance; providing our customers with products and exceptional service for every step in their lifetime financial journey; cultivating an employee atmosphere rooted in trust, empowerment and growth; and serving our communities through employee involvement and a philanthropic spirit. We will strive to provide our shareholders with consistently improved financial performance; the products, services and know-how needed to forge lasting banking for life customer relationships; a work environment that challenges and rewards staff; and the manpower and financial resources needed to make a difference in the communities we serve. Our strategic initiatives will focus on these four key constituencies:
•
Shareholders — We are committed to increasing earnings per share growth; identifying and managing revenue growth and expense reduction; and managing risk. Our goal is to increase value for AmeriServ shareholders by growing earnings per share by 10 percent year-over-year and narrowing the financial performance gap between AmeriServ and its peer banks. We are committed to return up to 75 percent of earnings to shareholders through a combination of dividends and share repurchases subject to maintaining sufficient capital to support balance sheet growth. Our employee base will be educated as to the meaning/importance of earnings per share as a performance measure. We will develop a value added combination for increasing revenue and reducing expenses that is rooted in developing and offering high-quality financial products and services; an existing branch network; electronic banking capabilities with 24/7 convenience; and providing truly exceptional customer service. We will explore branch consolidation opportunities and further leverage union affiliated revenue streams, prudently manage the Company’s risk profile to improve asset yields and increase profitability and continue to identify and implement technological opportunities and advancements to drive efficiency for the holding company and its affiliates.

•
Customers — The Company is committed to providing exceptional customer service, identifying opportunities to enhance the Banking for Life philosophy by providing products and services to meet the financial needs in every step through a customer’s life cycle, and further defining the role technology plays in anticipating and satisfying customer needs. We will provide leading banking systems and solutions to improve and enhance customers’ Banking for Life experience. We will provide customers with a comprehensive offering of financial solutions including retail and business banking, home mortgages and wealth management at one location. We are committed to redesign select branches to be more inviting and technologically savvy to meet the needs of the next generation of AmeriServ customers without abandoning the needs of our existing demographic.

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
Item 3…QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK…The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of the M.D.&A.
Item 4…CONTROLS AND PROCEDURES…(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2018, are effective.
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
Item 1A. Risk Factors
Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the first quarter of 2018, the Company was able to repurchase 105,663 shares at an average price of $4.21. All shares were repurchased under Board of Directors authorization dated January 24, 2017. All shares authorized under this plan have been repurchased.
On July 17, 2018, the Company announced a new program to repurchase up to 3%, or approximately 540,000 shares, of the Company’s outstanding common stock during the next 12 months. The Company completed no common stock repurchases during the second quarter of 2018.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on June 21, 2018 (Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on June 25, 2018).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AmeriServ Financial, Inc. Registrant
Date: August 10, 2018	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: August 10, 2018	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer