Form 10-Q
period 2018-09-30
AMERISERV FINANCIAL INC /PA/
filed 2018-11-09
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from           to
Commission File Number 0-11204

AmeriServ Financial, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1424278 (I.R.S. Employer Identification No.)
Main & Franklin Streets, P.O. Box 430, Johnstown, PA (Address of principal executive offices)	15907-0430 (Zip Code)
Registrant’s telephone number, including area code (814) 533-5300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 1, 2018
Common Stock, par value $0.01	17,746,691

AmeriServ Financial, Inc.
INDEX
i

Item 1. Financial Statements
AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Cash and due from depository institutions	$23,806	$26,234
Interest bearing deposits	2,699	2,698
Short-term investments in money market funds	4,729	5,256
Total cash and cash equivalents	31,234	34,188
Investment securities:
Available for sale, at fair value	138,753	129,138
Held to maturity (fair value $37,345 on September 30, 2018 and $38,811 on December 31, 2017)	38,673	38,752
Loans held for sale	1,041	3,125
Loans	883,672	890,032
Less: Unearned income	339	399
Allowance for loan losses	9,439	10,214
Net loans	873,894	879,419
Premises and equipment, net	12,276	12,734
Accrued interest income receivable	4,007	3,603
Goodwill	11,944	11,944
Bank owned life insurance	38,260	37,860
Net deferred tax asset	5,985	5,963
Federal Home Loan Bank stock	5,010	4,675
Federal Reserve Bank stock	2,125	2,125
Other assets	5,604	4,129
TOTAL ASSETS	$1,168,806	$1,167,655
LIABILITIES
Non-interest bearing deposits	$152,959	$183,603
Interest bearing deposits	791,254	764,342
Total deposits	944,213	947,945
Short-term borrowings	61,254	49,084
Advances from Federal Home Loan Bank	42,545	46,229
Guaranteed junior subordinated deferrable interest debentures, net	12,935	12,923
Subordinated debt, net	7,482	7,465
Total borrowed funds	124,216	115,701
Other liabilities	3,198	8,907
TOTAL LIABILITIES	1,071,627	1,072,553
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,609,811 shares issued and 17,767,313 outstanding on September 30, 2018; 26,585,403 shares issued and 18,128,247 outstanding on December 31, 2017	266	266
Treasury stock at cost, 8,842,498 shares on September 30, 2018 and 8,457,156 on December 31, 2017	(79,941)	(78,233)
Capital surplus	145,779	145,707
Retained earnings	45,160	40,312
Accumulated other comprehensive loss, net	(14,085)	(12,950)
TOTAL SHAREHOLDERS’ EQUITY	97,179	95,102
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,168,806	$1,167,655

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$10,607	$9,855	$30,550	$29,189
Interest bearing deposits	5	3	14	8
Short-term investments in money market funds	60	42	150	93
Investment securities:
Available for sale	1,144	973	3,274	2,819
Held to maturity	333	314	981	877
Total Interest Income	12,149	11,187	34,969	32,986
INTEREST EXPENSE
Deposits	2,164	1,618	5,918	4,558
Short-term borrowings	267	44	529	130
Advances from Federal Home Loan Bank	199	178	577	511
Guaranteed junior subordinated deferrable interest debentures	280	280	840	840
Subordinated debt	130	130	390	390
Total Interest Expense	3,040	2,250	8,254	6,429
NET INTEREST INCOME	9,109	8,937	26,715	26,557
Provision for loan losses	—	200	100	750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,109	8,737	26,615	25,807
NON-INTEREST INCOME
Wealth management fees	2,359	2,208	7,232	6,758
Service charges on deposit accounts	326	409	1,066	1,168
Net gains on sale of loans	176	217	393	517
Mortgage related fees	54	69	165	227
Net realized gains (losses) on investment securities	—	56	(148)	115
Bank owned life insurance	135	143	400	594
Other income	536	527	1,794	1,567
Total Non-Interest Income	3,586	3,629	10,902	10,946
NON-INTEREST EXPENSE
Salaries and employee benefits	5,815	5,943	18,126	17,808
Net occupancy expense	585	634	1,866	1,947
Equipment expense	335	343	1,104	1,196
Professional fees	1,321	1,213	3,757	3,828
Supplies, postage and freight	159	161	491	516
Miscellaneous taxes and insurance	276	319	842	924
Federal deposit insurance expense	140	156	457	468
Other expense	1,483	1,345	3,901	3,829
Total Non-Interest Expense	10,114	10,114	30,544	30,516
PRETAX INCOME	2,581	2,252	6,973	6,237
Provision for income tax expense	252	701	1,133	1,949
NET INCOME	2,329	1,551	5,840	4,288

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
(In thousands, except per share data)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
PER COMMON SHARE DATA:
Basic:
Net income	$0.13	$0.08	$0.32	$0.23
Average number of shares outstanding	17,924	18,380	18,013	18,590
Diluted:
Net income	$0.13	$0.08	$0.32	$0.23
Average number of shares outstanding	18,036	18,481	18,117	18,689
Cash dividends declared	$0.020	$0.015	$0.055	$0.045
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
COMPREHENSIVE INCOME
Net income	$2,329	$1,551	$5,840	$4,288
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	390	396	1,824	870
Income tax effect	(82)	(135)	(383)	(297)
Unrealized holding gains (losses) on available for sale securities arising during period	(919)	176	(3,409)	538
Income tax effect	193	(60)	716	(182)
Reclassification adjustment for (gains) losses on available for sale securities included in net income	—	(56)	148	(115)
Income tax effect	—	19	(31)	39
Other comprehensive income (loss)	(418)	340	(1,135)	853
Comprehensive income	$1,911	$1,891	$4,705	$5,141

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$5,840	$4,288
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	750
Depreciation expense	1,149	1,224
Net amortization of investment securities	273	346
Net realized (gains) losses on investment securities available for sale	148	(115)
Net gains on sale of loans	(393)	(517)
Amortization of deferred loan fees	(115)	(117)
Origination of mortgage loans held for sale	(23,361)	(34,045)
Sales of mortgage loans held for sale	25,838	35,876
Increase in accrued interest income receivable	(404)	(387)
Increase (decrease) in accrued interest payable	366	(18)
Earnings on bank owned life insurance	(400)	(427)
Deferred income taxes	249	975
Stock based compensation expense	72	170
Other, net	(5,534)	(2,463)
Net cash provided by operating activities	3,828	5,540
INVESTING ACTIVITIES
Purchases of investment securities – available for sale	(30,371)	(27,581)
Purchases of investment securities – held to maturity	(3,405)	(9,465)
Proceeds from sales of investment securities – available for sale	4,479	8,143
Proceeds from maturities of investment securities – available for sale	12,662	17,341
Proceeds from maturities of investment securities – held to maturity	3,417	1,054
Purchases of regulatory stock	(14,193)	(12,894)
Proceeds from redemption of regulatory stock	13,858	11,824
Long-term loans originated	(124,519)	(122,029)
Principal collected on long-term loans	139,836	112,626
Loans purchased or participated	(11,443)	(6,121)
Loans sold or participated	1,500	2,800
Proceeds from sale of other real estate owned	34	60
Proceeds from life insurance policies	—	614
Purchases of premises and equipment	(691)	(2,188)
Net cash used in investing activities	(8,836)	(25,816)

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(In thousands)
(Unaudited)
	Nine months ended September 30,
	2018	2017
FINANCING ACTIVITIES
Net decrease in deposit balances	(3,732)	(865)
Net increase in other short-term borrowings	12,170	20,839
Principal borrowings on advances from Federal Home Loan Bank	6,316	9,500
Principal repayments on advances from Federal Home Loan Bank	(10,000)	(11,000)
Purchase of treasury stock	(1,708)	(2,757)
Common stock dividends	(992)	(839)
Net cash provided by financing activities	2,054	14,878
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,954)	(5,398)
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,188	34,073
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$31,234	$28,675

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 15 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.3 billion that are not reported on the Company’s Consolidated Balance Sheet at September 30, 2018. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.
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
The Company has adopted this standard during the reporting period. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

price notion for disclosure purposes included in Note 19 to the financial statements. The December 31, 2017, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the September 30, 2018 disclosure. The Company estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is no active observable market for sale information on many types of community bank loans and, thus, Level III fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values.
In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The Company adopted the standard on January 1, 2018, which resulted in a reclassification of  $(22,000) and $(62,000), for the third quarter of 2018 and 2017, respectively, and $(66,000) and $(186,000) for the nine month period ending September 30, 2018 and 2017, respectively, from Salaries and employee benefits into Other expense on the Consolidated Statement of Operations. See Note 18 for additional information on the presentation of these pension cost components.
5.
Revenue Recognition

Management determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including investment security gains, loan servicing charges, gains on the sale of loans, and bank owned life insurance income are not within the scope of Topic 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 79.1% of the total revenue of the Company.
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

•
Other noninterest income — Other noninterest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e.paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied.
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine month periods ending September 30, 2018 and 2017 (in thousands).
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Noninterest income:
In-scope of Topic 606
Wealth management fees	$2,359	$2,208	$7,232	$6,758
Service charges on deposit accounts	326	409	1,066	1,168
Other	439	410	1,291	1,236
Noninterest income (in-scope of topic 606)	3,124	3,027	9,589	9,162
Noninterest income (out-of-scope of topic 606)	462	602	1,313	1,784
Total noninterest income	$3,586	$3,629	$10,902	$10,946

6.
Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three and nine month periods ending September 30, 2017, options to purchase 10,000 common shares, with an exercise price of  $4.00, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Numerator:
Net income	$2,329	$1,551	$5,840	$4,288
Denominator:
Weighted average common shares outstanding (basic)	17,924	18,380	18,013	18,590
Effect of stock options	112	101	104	99
Weighted average common shares outstanding (diluted)	18,036	18,481	18,117	18,689
Earnings per common share:
Basic	$0.13	$0.08	$0.32	$0.23
Diluted	0.13	0.08	0.32	0.23

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.
Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds with original maturities of 90 days or less. The Company made $875,000 in income tax payments in the first nine months of 2018 and $975,000 in the same 2017 period. The Company made total interest payments of  $7,888,000 in the first nine months of 2018 compared to $6,447,000 in the same 2017 period. The Company had $166,000 non-cash transfers to other real estate owned (OREO) in the first nine months of 2018 compared to $59,000 non-cash transfers in the same 2017 period.
8.
Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):
Investment securities available for sale (AFS):
	September 30, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$6,731	$—	$(308)	$6,423
US Agency mortgage- backed securities	87,075	232	(2,308)	84,999
Municipal	11,240	15	(489)	10,766
Corporate bonds	37,380	92	(907)	36,565
Total	$142,426	$339	$(4,012)	$138,753

Investment securities held to maturity (HTM):
	September 30, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage- backed securities	$8,294	$65	$(256)	$8,103
Municipal	24,341	25	(956)	23,410
Corporate bonds and other securities	6,038	10	(216)	5,832
Total	$38,673	$100	$(1,428)	$37,345

Investment securities available for sale (AFS):
	December 31, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$6,612	$—	$(40)	$6,572
US Agency mortgage- backed securities	79,854	611	(719)	79,746
Municipal	7,198	27	(189)	7,036
Corporate bonds	35,886	322	(424)	35,784
Total	$129,550	$960	$(1,372)	$129,138

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment securities held to maturity (HTM):
	December 31, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage- backed securities	$9,740	$149	$(45)	$9,844
Municipal	22,970	203	(238)	22,935
Corporate bonds and other securities	6,042	38	(48)	6,032
Total	$38,752	$390	$(331)	$38,811

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of  “A.” At September 30, 2018, 57.0% of the portfolio was rated “AAA” as compared to 57.8% at December 31, 2017. Approximately 9.7% of the portfolio was either rated below “A” or unrated at September 30, 2018 and December 31, 2017.
The Company sold no AFS securities during the third quarter of 2018. Total proceeds from the sale of AFS securities for the first nine months of 2018 were $4.5 million resulting in $15,000 of gross investment security gains and $163,000 of gross investment security losses. The Company sold $937,000 AFS securities in the third quarter of 2017 resulting in $56,000 of gross investment security gains and sold $8.1 million AFS securities in the first nine months of 2017 resulting in $115,000 of gross investment security gains.
The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $110,038,000 at September 30, 2018 and $117,181,000 at December 31, 2017.
The following tables present information concerning investments with unrealized losses as of September 30, 2018 and December 31, 2017 (in thousands):
Total investment securities:
	September 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$2,734	$(109)	$3,689	$(199)	$6,423	$(308)
US Agency mortgage-backed securities	49,544	(1,211)	29,471	(1,353)	79,015	(2,564)
Municipal	19,978	(619)	11,847	(826)	31,825	(1,445)
Corporate bonds and other securities	21,320	(547)	12,979	(576)	34,299	(1,123)
Total	$93,576	$(2,486)	$57,986	$(2,954)	$151,562	$(5,440)

Total investment securities:
	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$5,923	$(39)	$399	$(1)	$6,322	$(40)
US Agency mortgage-backed securities	36,783	(253)	22,625	(511)	59,408	(764)
Municipal	8,657	(109)	7,727	(318)	16,384	(427)
Corporate bonds and other securities	7,123	(71)	13,655	(401)	20,778	(472)
Total	$58,486	$(472)	$44,406	$(1,231)	$102,892	$(1,703)

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 233 positions that are considered temporarily impaired at September 30, 2018. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.
Contractual maturities of securities at September 30, 2018 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at September 30, 2018 is 48.2 months and is higher than the duration at December 31, 2017 which was 44.3 months. The duration remains within our internal established guideline range of 24 to 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.
Total investment securities:
	September 30, 2018
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$48	$49	$1,000	$973
After 1 year but within 5 years	20,140	19,890	3,658	3,471
After 5 years but within 10 years	47,068	45,673	18,017	17,362
After 10 years but within15 years	29,952	29,194	11,605	11,292
Over 15 years	45,218	43,947	4,393	4,247
Total	$142,426	$138,753	$38,673	$37,345

9.
Loans

The loan portfolio of the Company consists of the following (in thousands):
	September 30, 2018	December 31, 2017
Commercial:
Commercial and industrial	$165,522	$159,192
Commercial loans secured by owner occupied real estate	95,594	89,935
Commercial loans secured by non-owner occupied real estate	363,532	373,845
Real estate — residential mortgage	240,591	247,278
Consumer	18,094	19,383
Loans, net of unearned income	$883,333	$889,633

Loan balances at September 30, 2018 and December 31, 2017 are net of unearned income of  $339,000 and $399,000, respectively. Real estate-construction loans comprised 3.9% and 4.1% of total loans, net of unearned income at September 30, 2018 and December 31, 2017, respectively.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.
Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and nine month periods ending September 30, 2018 and 2017 (in thousands).
	Three months ended September 30, 2018
	Balance at June 30, 2018	Charge- Offs	Recoveries	Provision (Credit)	Balance at September 30, 2018
Commercial	$3,566	$—	$17	$175	$3,758
Commercial loans secured by non-owner occupied real estate	3,686	—	12	(310)	3,388
Real estate – residential mortgage	1,253	(123)	34	75	1,239
Consumer	125	(29)	7	25	128
Allocation for general risk	891	—	—	35	926
Total	$9,521	$(152)	$70	$—	$9,439

	Three months ended September 30, 2017
	Balance at June 30, 2017	Charge- Offs	Recoveries	Provision (Credit)	Balance at September 30, 2017
Commercial	$3,824	$(228)	$9	$562	$4,167
Commercial loans secured by non-owner occupied real estate	4,488	—	20	(662)	3,846
Real estate – residential mortgage	1,150	(109)	53	70	1,164
Consumer	139	(42)	52	(10)	139
Allocation for general risk	790	—	—	240	1,030
Total	$10,391	$(379)	$134	$200	$10,346

	Nine months ended September 30, 2018
	Balance at December 31, 2017	Charge- Offs	Recoveries	Provision (Credit)	Balance at September 30, 2018
Commercial	$4,298	$(574)	$29	$5	$3,758
Commercial loans secured by non-owner occupied real estate	3,666	—	38	(316)	3,388
Real estate – residential mortgage	1,102	(340)	111	366	1,239
Consumer	128	(181)	42	139	128
Allocation for general risk	1,020	—	—	(94)	926
Total	$10,214	$(1,095)	$220	$100	$9,439

	Nine months ended September 30, 2017
	Balance at December 31, 2016	Charge- Offs	Recoveries	Provision (Credit)	Balance at September 30, 2017
Commercial	$4,041	$(228)	$22	$332	$4,167
Commercial loans secured by non-owner occupied real estate	3,584	(14)	44	232	3,846
Real estate – residential mortgage	1,169	(263)	128	130	1,164
Consumer	151	(138)	113	13	139
Allocation for general risk	987	—	—	43	1,030
Total	$9,932	$(643)	$307	$750	$10,346

The Company did not record a provision for loan losses in the third quarter of 2018 compared to a $200,000 provision for loan losses in the third quarter of 2017. For the first nine months of 2018, the Company recorded a $100,000 provision for loan losses compared to a $750,000 provision for loan losses in

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the first nine months of 2017. The lower 2018 provision reflects our overall strong asset quality, the successful workout of several criticized loans, and reduced loan portfolio balances. For the first nine months of 2018, the Company experienced net loan charge-offs of  $875,000, or 0.13% of total loans, compared to net loan charge-offs of  $336,000, or 0.05% of total loans, in 2017. The higher 2018 net loan charge-offs reflect the final work-out of several non-performing loans on which reserves had previously been established.
The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).
	At September 30, 2018
	Commercial	Commercial Loans Secured by Non-Owner Occupied Real Estate	Real Estate- Residential Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$—	$11	$—	$—		$11
Collectively evaluated for impairment	261,116	363,521	240,591	18,094		883,322
Total loans	$261,116	$363,532	$240,591	$18,094		$883,333
Allowance for loan losses:
Specific reserve allocation	$—	$—	$—	$—	$—	$—
General reserve allocation	3,758	3,388	1,239	128	926	9,439
Total allowance for loan losses	$3,758	$3,388	$1,239	$128	$926	$9,439

	At December 31, 2017
	Commercial	Commercial Loans Secured by Non-Owner Occupied Real Estate	Real Estate- Residential Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$1,213	$547	$—	$—		$1,760
Collectively evaluated for impairment	247,914	373,298	247,278	19,383		887,873
Total loans	$249,127	$373,845	$247,278	$19,383		$889,633
Allowance for loan losses:
Specific reserve allocation	$909	$—	$—	$—	$—	$909
General reserve allocation	3,389	3,666	1,102	128	1,020	9,305
Total allowance for loan losses	$4,298	$3,666	$1,102	$128	$1,020	$10,214

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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
When reviewing an appraisal associated with an existing real estate collateral dependent transaction, the Bank’s internal Assigned Risk Department must determine if there have been material changes to the underlying assumptions in the appraisal which affect the original estimate of value. Some of the factors that could cause material changes to reported values include:
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
	September 30, 2018
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$—	$—	$—	$—	$—
Commercial loans secured by non-owner occupied real estate	—	—	11	11	33
Total impaired loans	$—	$—	$11	$11	$33

	December 31, 2017
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$1,202	$909	$11	$1,213	$1,215
Commercial loans secured by non-owner occupied real estate	—	—	547	547	600
Total impaired loans	$1,202	$909	$558	$1,760	$1,815

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Average loan balance:
Commercial	$—	$1,302	$532	$896
Commercial loans secured by non-owner occupied real estate	12	1,316	146	745
Average investment in impaired loans	$12	$2,618	$678	$1,641
Interest income recognized:
Commercial	$—	$7	$—	$10
Commercial loans secured by non-owner occupied real estate	—	—	—	—
Interest income recognized on a cash basis on impaired loans	$—	$7	$—	$10

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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$155,787	$7,985	$1,750	$—	$165,522
Commercial loans secured by owner occupied real estate	90,629	3,836	1,129	—	95,594
Commercial loans secured by non-owner occupied real estate	356,880	6,373	268	11	363,532
Total	$603,296	$18,194	$3,147	$11	$624,648

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$156,448	$500	$2,000	$244	$159,192
Commercial loans secured by owner occupied real estate	87,215	1,675	759	286	89,935
Commercial loans secured by non-owner occupied real estate	362,805	10,153	874	13	373,845
Total	$606,468	$12,328	$3,633	$543	$622,972

It is generally the policy of the Bank that the outstanding balance of any residential mortgage loan that exceeds 90-days past due as to principal and/or interest is transferred to non-accrual status and an evaluation is completed to determine the fair value of the collateral less selling costs, unless the balance is

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
	September 30, 2018
	Performing	Non-Performing
Real estate – residential mortgage	$239,698	$893
Consumer	18,094	—
Total	$257,792	$893

	December 31, 2017
	Performing	Non-Performing
Real estate – residential mortgage	$246,021	$1,257
Consumer	19,383	—
Total	$265,404	$1,257

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).
	September 30, 2018
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial	$159,451	$6,071	$—	$—	$6,071	$165,522	$—
Commercial loans secured by owner occupied real estate	95,594	—	—	—	—	95,594	—
Commercial loans secured by non-owner occupied real estate	363,532	—	—	—	—	363,532	—
Real estate – residential mortgage	236,331	2,505	1,061	694	4,260	240,591	—
Consumer	18,011	56	27	—	83	18,094	—
Total	$872,919	$8,632	$1,088	$694	$10,414	$883,333	$—

	December 31, 2017
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial	$159,181	$—	$—	$11	$11	$159,192	$—
Commercial loans secured by owner occupied real estate	89,649	—	—	286	286	89,935	—
Commercial loans secured by non-owner occupied real estate	368,073	5,238	534	—	5,772	373,845	—
Real estate – residential mortgage	243,393	2,373	671	841	3,885	247,278	—
Consumer	19,262	76	45	—	121	19,383	—
Total	$879,558	$7,687	$1,250	$1,138	$10,075	$889,633	$—

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.
Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):
	September 30, 2018	December 31, 2017
Non-accrual loans
Commercial and industrial	$—	$353
Commercial loans secured by owner occupied real estate	—	859
Commercial loans secured by non-owner occupied real estate	11	547
Real estate – residential mortgage	893	1,257
Total	904	3,016
Other real estate owned
Commercial loans secured by owner occupied real estate	157	—
Real estate – residential mortgage	6	18
Total	163	18
TDR’s not in non-accrual	—	—
Total non-performing assets including TDR	$1,067	$3,034
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.12%	0.34%
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
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income due in accordance
with original terms	$12	$32	$61	$65
Interest income recorded	—	—	—	—
Net reduction in interest income	$12	$32	$61	$65

Consistent with accounting and regulatory guidance, the Bank recognizes a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Bank’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan.
The Company had no loans modified as TDRs during the three and nine month periods ending September 30, 2018.
The following table details the loans modified as TDRs during the nine month period ended September 30, 2017 (dollars in thousands).
Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan	2	$678	Extension of maturity date with interest only period

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In all instances where loans have been modified in troubled debt restructurings the pre- and post- modified balances are the same. As of September 30, 2018, there was no specific ALL for the one loan modified as a TDR. The specific ALL reserve for loans modified as TDR’s was $390,000 as of September 30, 2017. All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed.
The Company had no loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2018 and 2017 (nine month periods) and July 1, 2018 and 2017 (three month periods), respectively, and that subsequently defaulted during these reporting periods.
The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.
12.
Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):
	At September 30, 2018
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$61,254	2.38%
Advances	2018	2,000	1.61
	2019	12,500	1.51
	2020	16,729	1.74
	2021	6,496	1.98
	2022	3,820	2.78
	2023 and over	1,000	2.86
Total advances		42,545	1.82
Total FHLB borrowings		$103,799	2.15%

	At December 31, 2017
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$49,084	1.54%
Advances	2018	12,000	1.48
	2019	12,500	1.51
	2020	16,729	1.74
	2021	5,000	1.75
Total advances		46,229	1.61
Total FHLB borrowings		$95,313	1.57%

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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.
Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2018 and 2017 (in thousands):
	Three months ended September 30, 2018			Three months ended September 30, 2017
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(2,177)	$(11,490)	$(13,667)	$30	$(11,094)	$(11,064)
Other comprehensive income (loss) before reclassifications	(726)	(79)	(805)	116	261	377
Amounts reclassified from accumulated other comprehensive loss	—	387	387	(37)	—	(37)
Net current period other comprehensive income (loss)	(726)	308	(418)	79	261	340
Ending balance	$(2,903)	$(11,182)	$(14,085)	$109	$(10,833)	$(10,724)

(1)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(327)	$(12,623)	$(12,950)	$(171)	$(11,406)	$(11,577)
Other comprehensive income (loss) before reclassifications	(2,693)	280	(2,413)	356	783	1,139
Amounts reclassified from accumulated other comprehensive loss	117	1,161	1,278	(76)	(210)	(286)
Net current period other comprehensive income (loss)	(2,576)	1,441	(1,135)	280	573	853
Ending balance	$(2,903)	$(11,182)	$(14,085)	$109	$(10,833)	$(10,724)

(1)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017 (in thousands):
	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended September 30, 2018	For the three months ended September 30, 2017	Affected line item in the consolidated statement of operations
Realized gains on sale of securities	$—	$(56)	Net realized gains on investment securities
	—	19	Provision for income tax expense
	$—	$(37)	Net of tax
Amortization of estimated defined benefit pension plan loss	$490	$—	Other expense
	(103)	—	Provision for income taxes
	$387	$—	Net of tax
Total reclassifications for the period	$387	$(37)	Net income

(1)
Amounts in parentheses indicate credits.

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017	Affected line item in the consolidated statement of operations
Realized (gains) losses on sale of securities	$148	$(115)	Net realized (gains) losses on investment securities
	(31)	39	Provision for income tax expense
	$117	$(76)	Net of tax
Amortization of estimated defined benefit pension plan loss	$1,470	$(318)	Other expense
	(309)	108	Provision for income taxes
	$1,161	$(210)	Net of tax
Total reclassifications for the period	$1,278	$(286)	Net income

(1)
Amounts in parentheses indicate income and other amounts indicate expenses.

14.
Regulatory Capital

The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. For a more detailed discussion see the Capital Resources section of the M.D. & A.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier I capital (as defined in the regulations) to risk-weighted assets (RWA) (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2018, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table (in thousands, except ratios).
	At September 30, 2018
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$129,026	13.13%	$115,394	11.76%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	99,320	10.10	105,038	10.71	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	111,188	11.31	105,038	10.71	6.00	8.00
Tier 1 Capital (To Average Assets)	111,188	9.57	105,038	9.16	4.00	5.00
	At December 31, 2017
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$126,276	13.21%	$110,681	11.64%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	95,882	10.03	99,552	10.47	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	107,682	11.26	99,552	10.47	6.00	8.00
Tier 1 Capital (To Average Assets)	107,682	9.32	99,552	8.75	4.00	5.00

*
Applies to the Bank only.

Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.37% at September 30, 2018. See the discussion of the tangible common equity ratio under the “Balance Sheet” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (M.D. & A.).

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
The following table summarizes the interest rate swap transactions that impacted the Company’s first nine months of 2018 and 2017 performance.
	At September 30, 2018
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$19,983,363	4.20%	MONTHLY	$(41,743)
SWAP LIABILITIES	FAIR VALUE	(19,983,363)	(4.20)	MONTHLY	41,743
NET EXPOSURE		—	—		—

	At September 30, 2017
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$17,057,388	3.42%	MONTHLY	$(72,920)
SWAP LIABILITIES	FAIR VALUE	(17,057,388)	(3.42)	MONTHLY	72,920
NET EXPOSURE		—	—		—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at September 30, 2018.
16.
Segment Results

The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The Company’s major business units include retail banking, commercial banking, trust, and investment/

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

parent. The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment. The key performance measure the Company focuses on for each business segment is net income contribution.
Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial banking to businesses includes commercial loans, business services, and CRE loans. The wealth management segment includes the Trust Company, West Chester Capital Advisors (WCCA), our registered investment advisory firm, and Financial Services. Wealth management activities include personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial Services include the sale of mutual funds, annuities, and insurance products. The wealth management businesses also include the union collective investment funds, primarily the ERECT fund which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management. Inter-segment revenues were not material.
The contribution of the major business segments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):
	Three months ended September 30, 2018		Nine months ended September 30, 2018
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Retail banking	$6,692	$1,145	$19,050	$2,605
Commercial banking	4,762	1,876	13,729	5,076
Wealth management	2,379	483	7,288	1,423
Investment/Parent	(1,138)	(1,175)	(2,450)	(3,264)
Total	$12,695	$2,329	$37,617	$5,840

	Three months ended September 30, 2017		Nine months ended September 30, 2017
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Retail banking	$6,443	$794	$19,138	$2,159
Commercial banking	4,722	1,412	14,269	4,295
Wealth management	2,223	335	6,804	991
Investment/Parent	(822)	(990)	(2,708)	(3,157)
Total	$12,566	$1,551	$37,503	$4,288

17.
Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $207.9 million and $165.1 million along with standby letters of credit of  $9.7 million and $10.0 million as of September 30, 2018 and December 31, 2017, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.
18.
Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$370	$390	$1,110	$1,170
Interest cost	318	326	954	978
Expected return on plan assets	(699)	(631)	(2,097)	(1,893)
Special termination benefit liability	16	—	48	—
Recognized net actuarial loss	387	367	1,161	1,101
Net periodic pension cost	$392	$452	$1,176	$1,356

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
The following tables present the assets and liability measured and recorded on the Consolidated Balance Sheets on a reoccurring basis at their fair value as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy (in thousands).
	Fair Value Measurements at September 30, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$6,423	$—	$6,423	$—
US Agency mortgage-backed securities	84,999	—	84,999	—
Municipal securities	10,766	—	10,766	—
Corporate bonds	36,565	—	36,565	—
Fair value swap asset	812	—	812	—
Fair value swap liability	(812)	—	(812)	—
	Fair Value Measurements at December 31, 2017
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$6,572	$—	$6,572	$—
US Agency mortgage-backed securities	79,746	—	79,746	—
Municipal securities	7,036	—	7,036	—
Corporate bonds	35,784	—	35,784	—
Fair value swap asset	92	—	92	—
Fair value swap liability	(92)	—	(92)	—
Assets Measured and Recorded on a Non-recurring Basis
Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At September 30, 2018, impaired loans with a carrying value of  $11,000 had no specific valuation allowance resulting in a net fair value of  $11,000. At December 31, 2017, impaired loans with a carrying value of $1.8 million were reduced by a specific valuation allowance totaling $909,000 resulting in a net fair value of $851,000.
Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell. Valuations are periodically performed by management. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):
	Fair Value Measurements at September 30, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$11	$—	$—	$11
Other real estate owned	163	—	—	163
	Fair Value Measurements at December 31, 2017
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$851	$—	$—	$851
Other real estate owned	18	—	—	18
	Quantitative Information About Level 3 Fair Value Measurements
September 30, 2018	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Avg)
Impaired loans	$11	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	0% (0%)
Other real estate owned	163	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 32% (6%) 21% to 195% (42%)
	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Avg)
Impaired loans	$851	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	21% to 75% (54%)
Other real estate owned	18	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	16% to 64% (29%) 2% to 206% (79%)

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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The estimation methodologies used, the estimated fair values based on US GAAP measurements, and recorded book balances at September 30, 2018 and December 31, 2017, for financial instruments not recorded at fair value on a reoccurring basis were as follows (in thousands):
	September 30, 2018
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$31,234	$31,234	$31,234	$—	$—
Investment securities – HTM	38,673	37,345	—	34,510	2,835
Regulatory stock	7,135	7,135	7,135	—	—
Loans held for sale	1,041	1,075	1,075	—	—
Loans, net of allowance for loan loss and unearned income	873,894	852,664	—	—	852,664
Accrued interest income receivable	4,007	4,007	4,007	—	—
Bank owned life insurance	38,260	38,260	38,260	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$672,792	$672,792	$672,792	$—	$—
Deposits with stated maturities	271,421	270,767	—	—	270,767
Short-term borrowings	61,254	61,254	61,254	—	—
All other borrowings	62,962	65,026	—	—	65,026
Accrued interest payable	2,120	2,120	2,120	—	—
	December 31, 2017
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$34,188	$34,188	$34,188	$—	$—
Investment securities – HTM	38,752	38,811	—	35,859	2,952
Regulatory stock	6,800	6,800	6,800	—	—
Loans held for sale	3,125	3,173	3,173	—	—
Loans, net of allowance for loan loss and unearned income	879,419	873,784	—	—	873,784
Accrued interest income receivable	3,603	3,603	3,603	—	—
Bank owned life insurance	37,860	37,860	37,860	—	—
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$688,648	$688,648	$688,648	$—	$—
Deposits with stated maturities	259,297	260,153	—	—	260,153
Short-term borrowings	49,084	49,084	49,084	—	—
All other borrowings	66,617	69,684	—	—	69,684
Accrued interest payable	1,754	1,754	1,754	—	—
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)
…2018 THIRD QUARTER SUMMARY OVERVIEW…The third quarter of 2018 continued the year’s trend of providing positive opportunities, but also presented a need to be alert for potential challenges. Therefore, it was a great pleasure to issue a press release on October 16, 2018 establishing the third quarter of 2018 as the best quarter of the year. The Company reported diluted earnings per share of $0.13, or an increase of 62.5% when compared with the third quarter of 2017. In terms of absolute dollars, net income was $2,329,000 in 2018 compared with $1,551,000 in 2017, an increase of  $778,000. When combined with the previous two quarters of 2018, diluted earnings per share reached $0.32 per share as compared with $0.23 in 2017. This absolute dollar increase of  $1,552,000 represents a 36.2% improvement. AmeriServ considers these gains to be significant and are based on both internal and external events.
It is important to recognize that the tax relief legislation, which was enacted into law in late 2017, has been beneficial to the banking industry and to AmeriServ. The previous tax burden on community banks has been an important factor in the ongoing disappearance of community banks around the nation as well as in our region. It is necessary to reward shareholders for providing the capital to exist and to be able to provide credit and banking services throughout the nation.
In order to be a positive force in the markets we serve, we continue to make a maximum effort. During the third quarter of 2018, AmeriServ continued to invest over 90% of its customers’ deposits in loans to small-medium sized businesses and consumers within our market. We are quite proud that AmeriServ continues to be among the leaders in providing credit through active lending. We are also proud that our loan portfolio is of such quality that it is rated in the top 10% of all banks our size across the country.
The key to this kind of community bank performance is the ability to attract customer deposits. These deposits are then converted into safe and productive loans. AmeriServ’s deposits have been relatively stable during 2018. However, the Federal Reserve has been pursuing a policy of making deposits more expensive and shrinking the totals. Therefore, it is necessary for AmeriServ to provide the best customer service as well as a proper return on deposits. AmeriServ’s depositors have been very loyal in both good and not so good times. We appreciate that loyalty and we work hard to preserve it.
The new AmeriServ Financial Banking Centers continue to be important in the Company’s strategic direction. There are now two in operation and another under construction. These Financial Banking Centers are designed to bring a myriad of financial products and services to consumers all in one building — a one stop shop. In an AmeriServ Financial Banking Center, a customer may conduct retail banking transactions, but also may obtain a mortgage, business banking and investment services and products. Everything is under one roof and this is personalized banking at its best.
AmeriServ Trust and Financial Services Company has also continued to expand. A new wealth management office has opened in Greensburg, Pennsylvania, the county seat of Westmoreland County. We realize it is rare to find such a sophisticated capital and wealth management team in a community bank. However, our team does provide retirement and estate planning, and works through its ERECT Fund to leverage union pension funds into real estate projects to provide jobs and a return for those pension funds. The AmeriServ Trust and Financial Services Company in the first nine months of 2018 has increased its return by over 40% when compared with the first nine months of 2017. We expect further expansion for the trust company in 2019 and 2020.
Our current strategic plan emphasizes the importance of providing a better return for our shareholders. During 2017, AmeriServ returned 76.4% of its earnings to shareholders. During the third quarter of 2018, AmeriServ has returned nearly 70% to shareholders. The Board and Management remain committed to providing active capital returns to our shareholders.

THREE MONTHS ENDED SEPTEMBER 30, 2018 VS. THREE MONTHS ENDED
SEPTEMBER 30, 2017
…PERFORMANCE OVERVIEW…The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).
	Three months ended September 30, 2018	Three months ended September 30, 2017
Net income	$2,329	$1,551
Diluted earnings per share	0.13	0.08
Return on average assets (annualized)	0.79%	0.53%
Return on average equity (annualized)	9.54%	6.37%
The Company reported third quarter 2018 net income of  $2,329,000, or $0.13 per diluted common share. This earnings performance was a $778,000, or 50.2%, improvement from the third quarter of 2017 where net income totaled $1,551,000, or $0.08 per diluted common share. The improved earnings in the third quarter of 2018 resulted from a combination of lower income tax expense, outstanding asset quality and positive operating leverage.
…NET INTEREST INCOME AND MARGIN… The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is effected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the third quarter of 2018 to the third quarter of 2017 (in thousands, except percentages):
	Three months ended September 30, 2018	Three months ended September 30, 2017	$ Change	% Change
Interest income	$12,149	$11,187	$962	8.6%
Interest expense	3,040	2,250	790	35.1
Net interest income	$9,109	$8,937	$172	1.9
Net interest margin	3.31%	3.28%	0.03	N/M

N/M — not meaningful
The Company’s net interest income in the third quarter of 2018 increased by $172,000, or 1.9%, from the prior year’s third quarter. The increase in net interest income is a result of an improved earning asset yield as the Company’s balance sheet has been well positioned for increasing interest rates. Also, total average interest earning assets increased in the third quarter of 2018 by $5.6 million, or 0.5%. These factors more than offset the upward repricing of interest bearing liabilities as well as a higher level of average interest bearing liabilities. The increase in interest earning assets occurred due to continued growth in the investment securities portfolio as management took advantage of the higher interest rate environment in 2018 to purchase additional securities and increase the size of the investment portfolio. This growth more than offset a decrease in total loans as loan pay-offs exceeded new loan production during 2018. Specifically, total investment securities averaged $185 million in the third quarter of 2018 which was $10.3 million, or 5.9%, higher than the $175 million average for the third quarter of 2017. Total loans averaged $890 million for the third quarter of 2018 which was $2.5 million, or 0.3%, lower than the 2017 third quarter average. The Company’s net interest margin was 3.31% for the third quarter representing an improvement of three basis points from the prior year’s third quarter.
The growth in the investment securities portfolio is the result of management taking advantage of the higher interest rate environment in 2018 to purchase additional securities. Purchases so far in 2018 have primarily been focused on federal agency mortgage backed securities due to the ongoing cash flow that these securities provide. Also, management continues its portfolio diversification strategy through purchases of high quality corporate and taxable municipal securities. As a result, interest income on investments increased between the third quarter of 2018 and the third quarter of 2017 by $190,000, or 14.8%. The combination of a higher level of early loan payoffs and a slowdown in loan production, particularly earlier this year, resulted in a decrease in the average balance of the loan portfolio. Loan production increased during the latter part of the second quarter and this increase continued into the third quarter resulting in total loan originations exceeding the prior year’s level. However, loan payoffs have also continued to increase as the year progresses resulting in a net decrease to the overall portfolio. The Company does expect modest loan portfolio growth in the fourth quarter of 2018 as production is anticipated to remain strong and exceed payoffs. Loan production occurred primarily in commercial real estate loans and commercial/industrial loans. Even though total average loans have decreased since last year, loan interest income increased by $752,000, or 7.6%, between the third quarter of 2018 and the third quarter of 2017. The higher loan interest income reflects new loans originating at higher yields as well as the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate. Overall, total interest income increased by $962,000, or 8.6%, in the third quarter of 2018.
Total interest expense for the third quarter of 2018 increased by $790,000, or 35.1% when compared to 2017, due to higher levels of both deposit and borrowing interest expense. The higher 2018 deposit interest expense of  $546,000 for the third quarter reflects certain indexed money market accounts repricing upward after the Federal Reserve interest rate increases. Additionally, there has been customer movement of some funds out of lower yielding money market accounts into higher yielding certificates of deposit due to the higher national interest rate environment in 2018. The runoff of money market deposits has more than offset the growth of term deposit products and resulted in a decrease in the balance of total deposits in 2018. Specifically, total deposits averaged $956 million for the third quarter of 2018 which was $24.7 million, or 2.5%, lower than the $981 million average for the third quarter of 2017. Overall, the Company’s loan to deposit ratio averaged 93.0% in the third quarter of 2018 which indicates that the Company has ample capacity to grow its loan portfolio given the loyalty of its core deposit base. The Company experienced a $244,000, or 38.6%, increase in the interest cost for borrowings in the third quarter of 2018 due to a higher average balance of total borrowed funds and the immediate impact that the increases in the federal funds rate had on the cost of overnight borrowed funds. In the third quarter of 2018, total average FHLB borrowed funds was $91 million, an increase of  $31.5 million, or 53.3%, due to the decrease in total average deposits.
The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2018 and 2017 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Additionally, a tax rate of 21% is used to compute tax-equivalent interest income and yields during 2018, while a tax rate of 34% was used for 2017. The tax equivalent adjustments to interest income on loans for the three months ended September 30, 2018 and 2017 was $5,000 and $10,000, respectively.

Three months ended September 30 (In thousands, except percentages)
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$889,702	$10,612	4.69%	$892,198	$9,865	4.35%
Interest bearing deposits	1,023	5	2.02	1,026	3	1.26
Short-term investment in money market funds	6,634	60	3.54	8,921	42	1.86
Investment securities – AFS	145,715	1,144	3.14	136,084	973	2.86
Investment securities – HTM	39,416	333	3.38	38,700	314	3.25
Total investment securities	185,131	1,477	3.19	174,784	1,287	2.95
Total interest earning assets/interest income	1,082,490	12,154	4.43	1,076,929	11,197	4.11
Non-interest earning assets:
Cash and due from banks	24,078			22,082
Premises and equipment	12,283			12,467
Other assets	61,860			67,240
Allowance for loan losses	(9,636)			(10,537)
TOTAL ASSETS	$1,171,075			$1,168,181
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$130,782	$267	0.81%	$131,493	$180	0.54%
Savings	98,763	41	0.17	98,184	41	0.17
Money markets	251,000	547	0.87	277,948	380	0.54
Time deposits	301,126	1,309	1.74	292,054	1,017	1.38
Total interest bearing deposits	781,671	2,164	1.10	799,679	1,618	0.80
Short-term borrowings	46,898	267	2.23	13,179	44	1.29
Advances from Federal Home Loan Bank	43,816	199	1.80	45,997	178	1.53
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Subordinated debt	7,650	130	6.80	7,650	130	6.80
Total interest bearing liabilities/interest expense	893,120	3,040	1.35	879,590	2,250	1.02
Non-interest bearing liabilities:
Demand deposits	174,632			181,356
Other liabilities	6,455			10,628
Shareholders’ equity	96,868			96,607
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,171,075			$1,168,181
Interest rate spread			3.08			3.09
Net interest income/ Net interest margin		9,114	3.31%		8,947	3.28%
Tax-equivalent adjustment		(5)			(10)
Net Interest Income		$9,109			$8,937

…PROVISION FOR LOAN LOSSES… The Company did not record a provision for loan losses in the third quarter of 2018 compared to a $200,000 provision for loan losses in the third quarter of 2017. The lower 2018 provision reflects our overall strong asset quality, the successful workout of several criticized loans, and reduced loan portfolio balances. The Company experienced net loan charge-offs of  $82,000, or 0.04% of total loans, in 2018 compared to net loan charge-offs of  $245,000, or 0.11% of total loans, in 2017. The lower level of net loan charge-offs in the third quarter of 2018 reflects that the Company continues to maintain strong asset quality as its nonperforming assets totaled $1.1 million, or only 0.12% of total loans, at September 30, 2018. In summary, the allowance for loan losses provided 885% coverage of non-performing assets, and 1.07% of total loans, at September 30, 2018, compared to 337% coverage of non-performing assets, and 1.14% of total loans, at December 31, 2017.
…NON-INTEREST INCOME… Non-interest income for the third quarter of 2018 totaled $3.6 million and decreased $43,000, or 1.2%, from the third quarter 2017 performance. Factors contributing to this lower level of non-interest income for the quarter included:
•
a $151,000 increase in Wealth Management fees was primarily due to the Company benefitting from increased market values for assets under management in 2018. Wealth management continues to be an important strategic focus as it contributes to non-interest revenue, which comprises over 29% of the Company’s total revenue;

•
an $83,000 decrease in revenue from deposit service charges due to a reduced level of overdraft fee income;

•
a combined $56,000 decrease in net gains on loans sold into the secondary market and mortgage related fees due to lower production and reduced refinance activity of residential mortgage loans; and

•
a $56,000 reduction in the net realized gain/loss on investment securities as no security sales transactions occurred in the third quarter of this year.

…NON-INTEREST EXPENSE… Non-interest expense for the third quarter of 2018 totaled $10.1 million and remained consistent with the prior year’s third quarter. Factors contributing to non-interest expense in the quarter included:
•
a $128,000, or 2.2%, decrease in salaries & benefits expense due to a lower level of full time equivalent employees;

•
a $108,000, or 8.9%, increase in professional fees due to additional costs related to the realignment of our checking account products and higher recruitment fees related to the hiring of a new area business executive in our State College market;

•
a $93,000, or 5.1%, increase in other expenses due to additional costs related to the redesign of the improved Company website as well as modest increases to several other line items; and

•
a combined $57,000, or 5.8%, reduction in occupancy & equipment costs is primarily attributable to the Company’s ongoing efforts to carefully manage and contain non-interest expense. Specifically, a branch office closure in Cambria County along with a branch consolidation in the State College market resulted in reduced rent expense and other occupancy related costs.

…INCOME TAX EXPENSE… The Company recorded an income tax expense of  $252,000, or an effective tax rate of 9.8%, in the third quarter of 2018. This compares to an income tax expense of $701,000, or an effective tax rate of 31.1%, for the third quarter of 2017. The lower effective tax rate and income tax expense in the third quarter of 2018 reflects the benefits of corporate tax reform as a result of the enactment of the “Tax Cuts and Jobs Act” late in the fourth quarter of 2017. Also, the enactment of this new tax law provided corporations that have a defined benefit pension plan with an opportunity to contribute additional funds to their pension plan in 2018 that could be allocated back to the 2017 tax year in order to achieve a greater income tax benefit. The Company took advantage of this opportunity and made an additional $2.5 million contribution to our defined benefit pension plan in the third quarter of

2018. The tax benefit of this additional pension contribution combined with a negative tax adjustment related to the final reconciliation of our 2017 estimated deferred tax asset favorably reduced income tax expense by $264,000 in the third quarter of 2018. The Company expects that its effective tax rate will return to 20% in the fourth quarter of 2018.
NINE MONTHS ENDED SEPTEMBER 30, 2018 VS. NINE MONTHS ENDED SEPTEMBER 30, 2017
…PERFORMANCE OVERVIEW… The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).
	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Net income	$5,840	$4,288
Diluted earnings per share	0.32	0.23
Return on average assets (annualized)	0.67%	0.49%
Return on average equity (annualized)	8.14%	5.98%
For the nine-month time period ended September 30, 2018, the Company reported net income of $5,840,000, or $0.32 per diluted common share. This earnings performance was a $1.6 million, or 36.2%, improvement from the nine-month period of 2017 where net income totaled $4,288,000, or $0.23 per diluted common share. The improved earnings in the first nine months of 2018 resulted from a combination of lower income tax expense, outstanding asset quality and positive operating leverage.
…NET INTEREST INCOME AND MARGIN… The following table compares the Company’s net interest income performance for the first nine months of 2018 to the first nine months of 2017 (in thousands, except percentages):
	Nine months ended September 30, 2018	Nine months ended September 30, 2017	$ Change	% Change
Interest income	$34,969	$32,986	$1,983	6.0%
Interest expense	8,254	6,429	1,825	28.4
Net interest income	$26,715	$26,557	$158	0.6
Net interest margin	3.29%	3.27%	0.02	N/M

N/M — not meaningful
The Company’s net interest income in the first nine months of 2018 increased by $158,000, or 0.6%, when compared to the first nine months of 2017. The Company’s net interest margin of 3.29% for the first nine months of 2018 improved by 2 basis points from the prior year’s first nine-month time period. The increase in net interest income in 2018 results from an improved earning asset yield as the Company’s balance sheet has been well positioned for increasing interest rates. Total average interest earning assets remained relatively consistent on a year to date basis, decreasing slightly by $1.1 million, or 0.1%. The improved earning asset yield more than offset the upward repricing of interest bearing liabilities. The decrease in interest earning assets occurred in the loan portfolio as loan pay-offs exceeded new loan production during 2018. This more than offset continued growth in the investment securities portfolio. Specifically, total investment securities averaged $182 million in the first nine months of 2018 which was $9.6 million, or 5.6%, higher than the $172 million average for the first nine months of 2017. Total loans averaged $885 million in the first nine months of 2018 which was $9.5 million, or 1.1%, lower than the 2017 first nine-month average. The growth in the investment securities portfolio is the result of management taking advantage of the higher interest rate environment in 2018 to purchase additional securities. Purchases so far in 2018 have primarily been focused on federal agency mortgage backed securities due to the ongoing cash flow that these securities provide. Also, management continues its portfolio diversification strategy through purchases of high quality corporate and taxable municipal securities. As a result, interest income on investments increased between the first nine months of 2018 and the first nine months of 2017 by $559,000, or 15.1%. The combination of a higher level of early loan payoffs and a slowdown in loan production, particularly earlier this year, resulted in a decrease in the average balance of the loan portfolio. Loan production increased during the latter part of the second quarter and this increase continued into the third quarter resulting in total loan originations exceeding the prior year’s level. However, loan payoffs have also continued to increase as the year progresses resulting in a net decrease to the overall portfolio. The Company does expect modest loan portfolio growth in the fourth quarter of 2018 as production is anticipated to remain strong and exceed payoffs. Loan production occurred primarily in commercial real estate loans and commercial/industrial loans. Even though total average loans have decreased since last year, loan interest income increased by $1.4 million, or 4.7%, in the first nine months of 2018 when compared to the same period from last year. The higher loan interest income reflects new loans originating at higher yields as well as the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate. Overall, total interest income increased by $2.0 million, or 6.0%, in the first nine months of 2018.
Total interest expense increased by $1.8 million, or 28.4%, in the first nine months of 2018 when compared to 2017, due to higher levels of both deposit and borrowing interest expense. The higher 2018 deposit interest expense of  $1.4 million for the first nine months reflects certain indexed money market accounts repricing upward after the Federal Reserve interest rate increases. Additionally, there has been customer movement of some funds out of lower yielding money market accounts into higher yielding certificates of deposit due to the higher national interest rate environment in 2018. The runoff of money market deposits has more than offset the growth of term deposit products and resulted in a decrease in the balance of total deposits in 2018. Specifically, total deposits averaged $957 million for the first nine months of 2018 which was $19.8 million, or 2.0%, lower than the $977 million average for the first nine months of 2017. The Company experienced a $465,000, or 24.9%, increase in the interest cost for borrowings in the first nine months of 2018 due to a higher average balance of total borrowed funds and the immediate impact that the increases in the federal funds rate had on the cost of overnight borrowed funds. In the first nine months of 2018, total average borrowed funds of  $79 million increased by $18.0 million, or 29.4%, due to the decrease in total average deposits.
The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended September 30, 2018 and 2017. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 34. The tax equivalent adjustments to interest income on loans for the nine months ended September 30, 2018 and 2017 was $16,000 and $30,000, respectively.

Nine months ended September 30 (In thousands, except percentages)
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$884,620	$30,566	4.57%	$894,088	$29,219	4.33%
Interest bearing deposits	1,024	14	1.77	1,029	8	1.03
Short-term investment in money market funds	6,804	150	2.91	8,049	93	1.52
Investment securities – AFS	142,366	3,274	3.07	135,131	2,819	2.78
Investment securities – HTM	39,262	981	3.33	36,854	877	3.17
Total investment securities	181,628	4,255	3.12	171,985	3,696	2.87
Total interest earning assets/interest income	1,074,076	34,985	4.32	1,075,151	33,016	4.08
Non-interest earning assets:
Cash and due from banks	22,598			22,214
Premises and equipment	12,417			12,095
Other assets	62,215			67,552
Allowance for loan losses	(9,974)			(10,290)
TOTAL ASSETS	$1,161,332			$1,166,722
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$131,062	$770	0.79%	$129,923	$450	0.46%
Savings	98,445	122	0.17	97,852	122	0.17
Money markets	251,215	1,570	0.84	276,958	1,047	0.51
Time deposits	296,717	3,456	1.56	290,598	2,939	1.35
Total interest bearing deposits	777,439	5,918	1.02	795,331	4,558	0.77
Short-term borrowings	34,297	529	2.03	15,390	130	1.13
Advances from Federal Home Loan Bank	44,884	577	1.72	45,785	511	1.49
Guaranteed junior subordinated deferrable interest debentures	13,085	840	8.57	13,085	840	8.57
Subordinated debt	7,650	390	6.80	7,650	390	6.80
Total interest bearing liabilities/interest expense	877,355	8,254	1.26	877,241	6,429	0.98
Non-interest bearing liabilities:
Demand deposits	180,056			181,924
Other liabilities	8,033			11,630
Shareholders’ equity	95,888			95,927
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,161,332			$1,166,722
Interest rate spread			3.07			3.10
Net interest income/ Net interest margin		26,731	3.29%		26,587	3.27%
Tax-equivalent adjustment		(16)			(30)
Net Interest Income		$26,715			$26,557

…PROVISION FOR LOAN LOSSES… The Company recorded a $100,000 provision for loan losses in the first nine months of 2018 compared to a $750,000 provision for loan losses in the first nine months of 2017, or a decrease of  $650,000 between periods. The lower 2018 loan loss provision reflects our overall strong asset quality, the successful workout of several criticized loans, and reduced loan portfolio balances. Also, for the first nine months of 2018, the Company experienced net loan charge-offs of  $875,000, or 0.13%, of total loans, compared to net loan charge-offs of  $336,000, or 0.05%, in 2017. The higher 2018 net loan charge-offs reflect the final work-out of several non-performing loans on which reserves had previously been established. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $1.1 million, or only 0.12% of total loans, at September 30, 2018.
…NON-INTEREST INCOME… Non-interest income for the first nine months of 2018 totaled $10.9 million and nearly matched the 2017 level, decreasing slightly by $44,000. Factors contributing to this slightly lower level of non-interest income for the first nine months included:
•
a $474,000 increase in Wealth Management fees was primarily due to the Company benefitting from increased market values for assets under management in 2018 and stronger sales of insurance related products by its financial services professionals;

•
a $263,000 reduction in the net realized gain/loss on investment securities as the market value of sold securities decreased since last year due to the higher interest rate environment. Management viewed the gain recognized on the sale of equity securities, described in the next bulleted item, as an opportunity to rid the investment securities portfolio of certain investments having a low yield and a small balance;

•
a $227,000 increase in other income primarily due to a $156,000 gain realized on the sale of certain equity securities that the Company owned from a previous acquisition. The Company also benefitted from higher interchange fees as well as increased revenue from business services;

•
a $194,000 decrease in revenue from bank owned life insurance (BOLI) after the Company received a death claim in 2017 and there was no such claim this year;

•
a combined $186,000 decrease in net gains on loans sold into the secondary market and mortgage related fees due to lower production and reduced refinance activity of residential mortgage loans; and

•
a $102,000 decrease in deposit service charges due to reduced overdraft fees.

…NON- INTEREST EXPENSE … Non-interest expense for the first nine months of 2018 totaled $30.5 million and increased by only $28,000, or 0.1%, from the prior year. Factors contributing to the slightly higher non-interest expense in the first nine months included:
•
a $318,000, or 1.8%, increase in salaries & benefits expense due to higher salaries and incentive compensation as a result of the typical annual salary merit increases and additional incentives paid primarily within our Wealth Management division due to the increased level of fee income mentioned previously;

•
a combined $173,000 reduction in occupancy & equipment costs is primarily attributable to the Company’s ongoing efforts to carefully manage and contain non-interest expense. Specifically, a branch office closure in Cambria County along with a branch consolidation in the State College market resulted in reduced rent expense and other occupancy related costs; and

•
a $71,000, or 1.9%, decrease in professional fees due to reduced legal costs and lower expense for outsourced professional services.

…INCOME TAX EXPENSE… Overall for the nine-month period, the Company recorded an income tax expense of  $1,133,000, or an effective tax rate of 16.2%, in 2018 compared to an income tax expense of $1,949,000, or an effective tax rate of 31.2%, in 2017. The lower effective tax rate and income tax expense in 2018 reflects the benefits of corporate tax reform as a result of the enactment of the “Tax Cuts and Jobs Act” late in the fourth quarter of 2017, which lowered the corporate income tax rate from 34% to 21%. As previously discussed in the M.D. & A., the Company recognized an income tax benefit in 2018 as the result of an additional $2.5 million contribution made to our defined benefit pension plan.

…SEGMENT RESULTS…. Retail banking’s net income contribution was $1,145,000 in the third quarter of 2018 and $2,605,000 for the first nine months of 2018 which was up by $351,000 from the third quarter of last year and by $446,000 from the net income contribution for the first nine months of 2017. This increase reflects a reduced level of non-interest expense and a lower level of interest bearing deposits between years. Also, management prices deposits in a controlled but competitive manner which helps to offset the immediate upward repricing of money market deposit accounts because of the increases to the federal funds rate. Net interest income was negatively impacted by a lower level of residential mortgage production and refinancing activity. The lower level of non-interest expense was due to the Company’s focus on reducing and controlling costs which resulted in lower employee expense due to the closure of one branch office and reduced health care and pension costs. The branch office that closed along with our efforts to reduce and control expenses resulted in occupancy & equipment costs and miscellaneous expenses declining between periods. The Retail banking segment also benefitted from the recognition of a lower loan loss provision in 2018 and the lower corporate income tax rate that resulted from the enactment of the “Tax Cuts and Jobs Act” which caused a reduction in income tax expense. Slightly offsetting these favorable items in both time periods was a lower level of non-interest income due to reduced residential mortgage loan sale gain income, mortgage related fees, fee income from deposit service charges and, for the nine-month time period only, BOLI income.
The commercial banking segment reported net income of  $1,876,000 in the third quarter and $5,076,000 in the first nine-months of 2018 which was higher by $464,000 and $781,000 when compared to the same 2017 periods. The higher level of net income for both time periods of 2018 was due to a greater level of loan interest income, the lower provision for loan losses and reduced income tax expense. Total loan interest income increased and reflects new loans originating at higher yields as well as the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate. The higher loan interest income more than offsets the unfavorable impact of a reduced volume of commercial and commercial real estate loans this year as early loan prepayment activity has more than offset loan production this year. The lower loan loss provision in 2018 reflects our overall strong asset quality, the successful workout of several criticized loans, and reduced loan portfolio balances. Also, total employee costs are lower due to reduced pension expense and three fewer commercial relationship managers in 2018. Finally, miscellaneous expenses are higher for the first nine-month time period in 2018 but lower on a quarterly basis when compared to 2017.
The wealth management segment reported net income of  $483,000 in the third quarter and $1,423,000 in the first nine-months of 2018 which was $148,000 and $432,000 higher than the same periods for 2017. The increase is due to wealth management fees increasing as this segment has benefitted from increased market values for assets under management. Wealth management continues to be an important strategic focus of the Company. Also contributing to the higher level of net income from this segment was a lower level of professional fees. Slightly offsetting these favorable items was higher employee costs due to higher salaries because of additional investment in talent, and a greater level of incentive compensation.
The investment/parent segment reported a net loss of  $1,175,000 in the third quarter of 2018 and a $3,264,000 net loss in the first nine-months of this year, which is higher by $185,000 for the quarter and by $107,000 for the nine-month period. The increased loss for both time periods was the result of a higher usage of overnight borrowed funds which have a higher cost due to the increasing national interest rates and the immediate impact that the rising interest rate environment has on overnight borrowed funds. Also contributing to the increased loss between both time periods is a reduction to the income tax credit which is not as favorable in 2018 due to the enactment of the “Tax Cuts and Jobs Act”.
…BALANCE SHEET… The Company’s total consolidated assets were $1.17 billion at September 30, 2018, which increased by $1.2 million, or 0.1%, from the December 31, 2017 asset level. The increase was driven by an increased level of total earning assets. Specifically, total investment securities grew by $9.5 million, or 5.7% and more than offset total loans decreasing by $8.4 million, or 0.9%, during the period.
Total deposits decreased by $3.7 million, or 0.4% in the first nine months of 2018. As of September 30, 2018, the 25 largest depositors represented 21.8% of total deposits, which is a slight decrease from the third quarter 2017 when it was 22.4%. Total borrowings have increased by $8.5 million since year-end 2017. The increase in borrowed funds occurred in short term borrowings as a result of the decrease in total deposits. Total FHLB term advances decreased by $3.7 million and totaled $43 million due to timing differences related to the replacement of matured advances. The Company has utilized these term advances to help manage interest rate risk and favorably position our balance sheet for a rising rate environment. The Company’s total shareholders’ equity increased by $2.1 million over the first nine months of 2018 due to the retention of earnings more than offsetting our common stock dividend payment to shareholders and the impact of our common stock buyback program, which is addressed on page 44.
The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.13%, and a common equity tier 1 capital ratio of 10.10% at September 30, 2018. (See the discussion of the Basel III capital requirements under the “Capital Resources” section.) As of September 30, 2018, the Company’s book value per common share was $5.47 and its tangible book value per common share was $4.80. Both of these ratios improved by $0.22 per common share and $0.21 per common share, respectively, when compared to December 31, 2017. The tangible common equity to tangible assets ratio was 7.37% at September 30, 2018 and improved by 17 basis points when compared to December 31, 2017.
The tangible common equity ratio is calculated by dividing tangible equity by tangible assets. The following table sets forth the calculation of the Company’s tangible common equity ratio at September 30, 2018 and December 31, 2017 (in thousands, except ratio):
	September 30, 2018	December 31, 2017
Total shareholders’ equity	$97,179	$95,102
Less: Goodwill	11,944	11,944
Tangible equity	85,235	83,158
Total assets	1,168,806	1,167,655
Less: Goodwill	11,944	11,944
Tangible assets	1,156,862	1,155,711
Tangible common equity ratio	7.37%	7.20%
.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):
	September 30, 2018	December 31, 2017	September 30, 2017
Total accruing loan delinquency (past due 30 to 89 days)	$9,365	$8,178	$9,052
Total non-accrual loans	904	3,016	4,654
Total non-performing assets including TDR*	1,067	3,034	5,372
Accruing loan delinquency, as a percentage of total loans, net of unearned income	1.06%	0.92%	1.01%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.10	0.34	0.52
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.12	0.34	0.60
Non-performing assets as a percentage of total assets	0.09	0.26	0.46
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.13	0.06	0.05
Annualized provision for loan losses	0.02	0.09	0.11
Total classified loans (loans rated substandard or doubtful)	$4,051	$5,433	$8,140

*
Non-performing assets are comprised of  (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

Overall, the Company continued to maintain strong asset quality in the first nine months of 2018 as evidenced by low levels of non-accrual loans, non-performing assets, classified loans, and loan delinquency levels that continue to be near 1% of total loans. We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2018, the 25 largest credits represented 27.2% of total loans outstanding, which is consistent with the third quarter of 2017.
…ALLOWANCE FOR LOAN LOSSES… The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):
	September 30, 2018	December 31, 2017	September 30, 2017
Allowance for loan losses	$9,439	$10,214	$10,346
Allowance for loan losses as a percentage of each of the following:
total loans, net of unearned income	1.07%	1.15%	1.15%
total accruing delinquent loans (past due 30 to 89 days)	100.79	124.90	114.30
total non-accrual loans	1,044.14	338.66	222.30
total non-performing assets	884.63	336.65	192.59
The Company recorded a $100,000 provision for loan losses in the first nine months of 2018 compared to a $750,000 provision for loan losses in the first nine months of 2017 or a decrease of  $650,000 between periods. The lower loan loss provision in 2018 reflects our overall strong asset quality, the successful workout of several criticized loans, and reduced loan portfolio balances.
…LIQUIDITY… The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has been more than adequate to fund the Company’s operations. Payments and prepayments from the loan portfolios, as well as, cash flow from maturities, prepayments and amortization of securities were also used to help fund new loan originations. We strive to operate our loan to deposit ratio in a range of 80% to 100%. For the first nine months of 2018, the Company’s loan to deposit ratio has averaged 92.39%. We expect our loan to deposit ratio to remain near 92% through the remainder of 2018.
Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $3.0 million from December 31, 2017 to September 30, 2018, due to $8.8 million of net cash used in investing activities more than offsetting $3.8 million of net cash provided by operating activities and $2.1 million of net cash provided by financing activities. Within financing activities, short term borrowed funds increased by $12.2 million while total deposit balances decreased by $3.7 million. Within investing activities, cash advanced for new loan fundings and purchases (excluding residential mortgages sold in the secondary market) totaled $136 million and was $5.4 million lower than the $141.3 million of cash received from loan principal payments and participations sold. Also, cash utilized for new investment security purchases totaled $33.8 million which more than exceeded cash provided from investment security maturities and sales of  $20.6 million. Within operating activities, sales of residential mortgage loans of  $25.8 million offset new residential mortgage loan originations of  $23.4 million. At September 30, 2018, the Company had immediately available $351 million of overnight borrowing capacity at the FHLB and $35 million of unsecured federal funds lines with correspondent banks.
The holding company had $8.7 million of cash, short-term investments, and investment securities at September 30, 2018. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At September 30, 2018, our subsidiary Bank had $6.5 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has strong liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, its increased common stock dividend, and support the common stock repurchase program.
…CAPITAL RESOURCES… The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 ratio was 10.10%, the tier 1 capital ratio was 11.31%, and the total capital ratio was 13.13% at September 30, 2018.

The Company’s tier 1 leverage was 9.57% at September 30, 2018. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2018. Capital generated from earnings will be utilized to pay the common stock cash dividend, fund the stock repurchase program, and will also support controlled balance sheet growth. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration which stood at 335% of regulatory capital at September 30, 2018.
On January 1, 2015, U.S. federal banking agencies implemented the new Basel III capital standards, which establish the minimum capital levels to be considered well-capitalized and revised the prompt corrective action requirements under banking regulations. The revisions from the previous standards include a revised definition of capital, the introduction of a minimum Common Equity Tier 1 capital ratio and changed risk weightings for certain assets. The implementation of the new rules will be phased in over this four-year period ending January 1, 2019 with minimum capital requirements becoming increasingly more strict each year of the transition. The new minimum capital requirements for each ratio, both, initially on January 1, 2015 and at the end of the transition on January 1, 2019, are as follows: A common equity tier 1 capital ratio of 4.50% initially and 7.00% at January 1, 2019; a tier 1 capital ratio of 6.00% and 8.50%; a total capital ratio of 8.00% and 10.50%; and a tier 1 leverage ratio of 5.00% and 5.00%. Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer above its minimum risk-based capital requirements, which increases over the transition period, from 0.625% of total risk weighted assets in 2016 to 2.50% in 2019. The Company continues to be committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a return to our shareholders.
In the first quarter of 2018, the Company completed the previous common stock repurchase program where it bought back 945,000 shares or 5% of its common stock over a 14-month period. Specifically, during the first three months of 2018, the Company was able to repurchase 105,663 shares of its common stock and return $445,000 of capital to its shareholders through this program.
On July 17, 2018, the Company announce a new common stock repurchase program which calls for AmeriServ Financial Inc. to buy back up to 3%, or approximately 540,000 shares, of its outstanding common stock during the next 12 months. The authorized repurchases will be made from time to time in either the open market or through privately negotiated transactions. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. No assurance can be given that any particular amount of common stock will be repurchased. This buyback program may be modified, extended or terminated by the Board of Directors at any time. During the third quarter of 2018, the Company was able to repurchase 279,679 shares of its common stock and return $1,263,000 of capital to its shareholders through this program. At September 30, 2018, the Company had approximately 17.8 million common shares outstanding.
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
Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	0.2%	16.2%
100bp increase	0.5	9.2
100bp decrease	(1.4)	(12.5)
The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio, the scheduled repricing of loans tied to LIBOR or prime, and the extension of a portion of borrowed funds. Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly as interest rates rise. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at approximately 2.25%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.
…OFF BALANCE SHEET ARRANGEMENTS… The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $207.9 million and standby letters of credit of  $9.7 million as of September 30, 2018. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.
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
Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.1 million, or 76%, of the total allowance for loan losses at September 30, 2018 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.
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
In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of September 30, 2018, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.
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
ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION
Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At September 30, 2018, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

•
Customers — The Company is committed to providing exceptional customer service, identifying opportunities to enhance the Banking for Life philosophy by providing products and services to meet the financial needs in every step through a customer’s life cycle, and further defining the role technology plays in anticipating and satisfying customer needs. We will provide leading banking systems and solutions to improve and enhance customers’ Banking for Life experience. We will provide customers with a comprehensive offering of financial solutions including retail and business banking, home mortgages and wealth management at one location. We have redesigned and continue to be committed to redesigning select branches to be more inviting and technologically savvy to meet the needs of the next generation of AmeriServ customers without abandoning the needs of our existing demographic.

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
Item 3…QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK… The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of the M.D. & A.
Item 4…CONTROLS AND PROCEDURES… (a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2018, are effective.
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
Item 1A. Risk Factors
Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Company’s monthly common stock purchases during the third quarter of 2018. All shares are repurchased under Board of Directors authorization.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 – 31, 2018	43,800	$4.37	43,800	496,200
August 1 – 31, 2018	167,479	4.54	167,479	328,721
September 1 – 30, 2018	68,400	4.54	68,400	260,321
Total	279,679		279,679
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on June 21, 2018 (Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on June 25, 2018).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Unaudited Consolidated Financial Statements.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AmeriServ Financial, Inc. Registrant
Date: November 9, 2018	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: November 9, 2018	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer