Form 10-K
period 2018-12-31
AMERISERV FINANCIAL INC /PA/
filed 2019-03-05
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $66,908,753 as of June 30, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 17,619,303 shares outstanding as of January 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

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

The Company’s principal activities consist of owning and operating its three wholly owned subsidiary entities. At December 31, 2018, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $1.2 billion, $949.2 million, and $98.0 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and risk management.

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

AMERISERV FINANCIAL BANKING SUBSIDIARY
AMERISERV FINANCIAL BANK

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended (the Banking Code). Through 16 locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland counties, Pennsylvania and Washington county, Maryland, the Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, checking accounts, money market accounts, secured and unsecured consumer loans, mortgage loans, safe deposit boxes, holiday club accounts, money orders, and traveler’s checks; and (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as commercial real estate mortgage loans (CRE), short and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 17 automated bank teller machines (ATMs) through its 24-hour banking network that is linked with NYCE, a regional ATM network, and CIRRUS, a national ATM network. West Chester Capital Advisors (WCCA), a SEC registered investment advisor, is also a subsidiary of the Bank. The Company also operates loan production offices (LPOs) in Wilkins Township and Altoona in Pennsylvania.

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

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the PDB. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios of the Bank at December 31, 2018:

Headquarters	Johnstown, PA
Total Assets	$1,145,678
Total Investment Securities	179,678
Total Loans and Loans Held for Sale (net of unearned income)	863,129
Total Deposits	949,371
Total Net Income	8,978
Asset Leverage Ratio	9.28%
Return on Average Assets	0.78
Return on Average Equity	8.80
Total Full-time Equivalent Employees	233
RISK MANAGEMENT OVERVIEW

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, which includes credit, interest rate and market, liquidity, operational, legal/compliance, strategic/reputational and security risk. The Company controls and monitors these risks with policies, procedures, and various levels of oversight from the Company’s Board of Directors (the Board) and management. The Company has a Management Enterprise Risk Committee with Board of Director representation to help manage and monitor the Company’s risk position which is reported formally to the Board on a semi-annual basis.

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

Commercial Loans

This category includes credit extensions to commercial and industrial borrowers. Business assets, including accounts receivable, inventory and/or equipment, typically secure these credits. The commercial loan segment also includes commercial loans secured by owner occupied real estate. In appropriate instances, extensions of credit in this category are subject to collateral advance formulas. Balance sheet strength and profitability are considered when analyzing these credits, with special attention given to historical, current and prospective sources of cash flow, and the ability of the customer to sustain cash flow at acceptable levels. The Bank’s policy permits flexibility in determining acceptable debt service coverage ratios. Personal guarantees are frequently required; however, as the financial strength of the borrower increases, the Bank’s ability to obtain personal guarantees decreases. In addition to economic risk, this category is impacted by the strength of the borrower’s management, industry risk and portfolio concentration risk each of which are also monitored and considered during the underwriting process.

Commercial Loans Secured by Non-Owner Occupied Real Estate

This category includes various types of loans, including acquisition and construction of investment property. Maximum term, minimum cash flow coverage, leasing requirements, maximum amortization and maximum loan to value ratios are controlled by the Bank’s credit policy and follow industry guidelines and norms, and regulatory limitations. Personal guarantees are normally required during the construction phase on construction credits and are frequently obtained on mid to smaller CRE loans. In addition to economic risk, this category is subject to geographic and portfolio concentration risk, each of which are monitored and considered in underwriting.

During 2018, a more robust risk management framework was developed to enhance monitoring of the non-owner occupied commercial real estate segment of the portfolio. This analysis considers more forward looking credit metrics such as stress test results and underwriting trend data, coupled with risk tolerance and concentration guidelines. The enhanced process is intended to allow identification of emerging risk in part to determine any future change to lending policy, underwriting practices or broader lending strategy prior to any indication of performance deterioration.

Residential Real Estate — Mortgages

This category includes mortgages that are secured by residential property. Underwriting of loans within this category is pursuant to Freddie Mac/Fannie Mae underwriting guidelines, with the exception of Community Reinvestment Act (CRA) loans, which have more liberal standards. A meaningful portion of this portfolio consists of home equity loans. The major risk in this category is that a significant downward economic trend would increase unemployment and cause payment default. The Bank does not engage and has never engaged, in subprime residential mortgage lending.

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

The investment portfolio is primarily made up of AAA rated agency mortgage-backed securities, high quality corporate securities, taxable municipal securities, and agency securities. Management strives to maintain a portfolio duration that is less than 60 months. All holdings must meet standards documented in its investment policy, unless otherwise approved by the Company’s CEO or the Asset/Liability Management Committee.

Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair value of the Company’s investment portfolio as of the periods indicated:

Investment securities available for sale at:

	AT DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS)
U.S. Agency	$7,685	$6,612	$400
Municipal	13,301	7,198	3,793
Corporate bonds	37,359	35,886	34,403
U.S. Agency mortgage-backed securities	90,169	79,854	88,738
Total cost basis of investment securities available for sale	$148,514	$129,550	$127,334
Total fair value of investment securities available for sale	$146,731	$129,138	$127,077

Investment securities held to maturity at:

	AT DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS)
Municipal	$24,740	$22,970	$13,441
U.S. Agency mortgage-backed securities	9,983	9,740	11,177
Corporate bonds and other securities	6,037	6,042	6,047
Total cost basis of investment securities held to maturity	$40,760	$38,752	$30,665
Total fair value of investment securities held to maturity	$40,324	$38,811	$30,420

DEPOSITS

The Bank has a stable core deposit base made up of traditional commercial bank products that exhibits modest fluctuation, other than jumbo certificates of deposits (CDs), which demonstrate some seasonality. The Company also utilizes certain Trust Company specialty deposits related to the ERECT Fund as a funding source which serve as an alternative to wholesale borrowings and can exhibit some limited degree of volatility.

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:

	AT DECEMBER 31,
	2018		2017		2016
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$174,108	—%	$182,301	—%	$182,732	—%
Interest bearing	138,572	0.82	129,589	0.49	108,350	0.29
Savings	98,035	0.17	97,405	0.17	95,986	0.17
Money market	249,618	0.87	275,636	0.52	277,967	0.43
Other time	299,391	1.66	291,475	1.38	290,612	1.28
Total deposits	$959,724	1.07%	$976,406	0.79%	$955,647	0.70%

The maturities on certificates of deposit greater than $100,000 or more as of December 31, 2018, are as follows:

MATURING IN:	(IN THOUSANDS)
Three months or less	$10,092
Over three through six months	9,581
Over six through twelve months	9,480
Over twelve months	5,688
Total	$34,841

LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2018	2017	2016	2015	2014
	(IN THOUSANDS)
Commercial:
Commercial and industrial	$158,306	$159,219	$171,570	$181,117	$139,169
Commercial loans secured by owner occupied real estate(1)	91,938	89,979	91,861	97,172	99,692
Commercial loans secured by non-owner occupied real estate(1)	356,805	374,173	355,172	324,971	311,148
Real estate – residential mortgage(1)	237,964	247,278	245,765	257,937	258,616
Consumer	17,591	19,383	19,872	20,344	19,009
Total loans	862,604	890,032	884,240	881,541	827,634
Less: Unearned income	322	399	476	557	554
Total loans, net of unearned income	$862,282	$889,633	$883,764	$880,984	$827,080

(1)	For each of the periods presented beginning with December 31, 2018, real estate-construction loans constituted 3.5%, 4.1%, 4.7%, 3.0% and 3.5% of the Company’s total loans, net of unearned income, respectively.

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

Non-performing Assets

The following table presents information concerning non-performing assets:

	AT DECEMBER 31,
	2018	2017	2016	2015	2014
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial and industrial	$—	$353	$496	$4,260	$—
Commercial loans secured by owner occupied real estate	—	859	—	—	238
Commercial loans secured by non-owner occupied real estate	11	547	178	18	37
Real estate – residential mortgage	1,210	1,257	929	1,788	1,920
Total	1,221	3,016	1,603	6,066	2,195
Other real estate owned:
Commercial loans secured by owner occupied real estate	157	—	—	—	—
Commercial loans secured by non-owner occupied real estate	—	—	—	—	384
Real estate – residential mortgage	—	18	21	75	128
Total	157	18	21	75	512
Total restructured loans not in non-accrual (TDR)	—	—	—	156	210
Total non-performing assets including TDR	$1,378	$3,034	$1,624	$6,297	$2,917
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.16%	0.34%	0.18%	0.71%	0.35%

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

	YEAR ENDED DECEMBER 31,
	2018	2017	2016	2015	2014
	(IN THOUSANDS)
Interest income due in accordance with original terms	$75	$103	$118	$94	$136
Interest income recorded	—	(75)	—	—	—
Net reduction in interest income	$75	$28	$118	$94	$136
AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES

AMERISERV TRUST AND FINANCIAL SERVICES COMPANY

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. Its staff of approximately 46 professionals administers assets valued at approximately $2.1 billion that are not recognized on the Company’s balance sheet at December 31, 2018. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. This segment also includes financial services, which include the sale of mutual funds, annuities, and insurance products. The wealth management business also includes the union collective investment funds, namely the ERECT and BUILD funds which are designed to use union pension dollars in construction projects that utilize union labor. The BUILD fund continues in the process of liquidation. At December 31, 2018, the Trust Company had total assets of $5.4 million and total stockholder’s equity of $5.4 million. In 2018, the Trust Company contributed earnings to the Company as its gross revenue amounted to $9.2 million and the net income contribution was $1.5 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the PDB.

AMERISERV LIFE

AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company’s market area. Operations of AmeriServ Life are conducted in each office of the Company’s banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Pennsylvania Insurance Department, and the Board of Governors of the Federal Reserve System (the Federal Reserve). At December 31, 2018, AmeriServ Life had total assets of $278,000.

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

MARKET AREA & ECONOMY

Johnstown, Pennsylvania, where the Company is headquartered, continues to have a cost of living that is lower than the national average. Johnstown is home to The University of Pittsburgh at Johnstown, Pennsylvania Highlands Community College and Conemaugh Health System. The high-tech defense industry is now the main non-health care staple of the Johnstown economy, with the region fulfilling many Federal government contracts, punctuated by one of the premier defense trade shows in the U.S., the annual Showcase For Commerce. The city also hosts annual events such as the Flood City Music Festival and the Thunder in the Valley Motorcycle Rally, which draw several thousand visitors. The Johnstown, PA MSA unemployment rate decreased from a 6.1% average in 2017 to a 5.2% average in 2018. The Johnstown, PA MSA continues to have one of the highest jobless rates among the 18 metropolitan statistical areas across the state. This coupled with a declining population trend creates a challenge moving forward.

Economic conditions are stronger in the State College market and have demonstrated the same improvement experienced in the national economy. The community is a college town, dominated economically and demographically by the presence of the University Park campus of the Pennsylvania State University. “Happy Valley” is another often-used term to refer to the State College area, including the borough and the townships of College, Harris, Patton, and Ferguson. The unemployment rate for the State College MSA decreased from a 3.7% average in 2017 to a 3.3% average in 2018 and remains one of the lowest of all regions in the Commonwealth. A large percentage of the population in State College falls into the 18 to 34 year old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age.

Hagerstown in Washington County, Maryland offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It has a workforce of over 400,000 with strengths in manufacturing and technology. It also offers an affordable cost of doing business and living, all within an hour of the Washington, D.C./Baltimore regions. There are also plenty of facilities and land slated for industrial/commercial development. Hagerstown has become a choice location for manufacturers, financial services, and distribution companies. The Hagerstown, MD-Martinsburg, WV MSA unemployment rate increased from a 3.7% average in 2017 to a 4.3% average in 2018.

The Company also has loan production offices in Wilkins Township in Allegheny County and Altoona in Blair County, Pennsylvania. Wilkins Township in Allegheny County, Pennsylvania is located 15 miles east of the city of Pittsburgh. While the city is historically known for its steel industry, today its economy is largely based on healthcare, education, technology and financial services. The city of Pittsburgh is home to many colleges, universities and research facilities, the most well-known of which are Carnegie Mellon University, Duquesne University and the University of Pittsburgh. Pittsburgh is rich in art and culture. Pittsburgh museums and cultural sites include the Andy Warhol Museum, the Carnegie Museum of Art, the Frick Art & Historical Center, and Pittsburgh Center for the Arts among numerous others. Pittsburgh is also the home of the Pirates, Steelers and Penguins. The unemployment rate for the Pittsburgh MSA decreased from a 5.0% average in 2017 to a 4.3% average in 2018.

Altoona is the business center of Blair County, Pennsylvania with a strong retail, government and manufacturing base. The top field of employment in Altoona and the metro area is healthcare. Its location along I-99 draws from a large trade area over a wide geographic area that extends to State College and Johnstown. It serves as the headquarters for Sheetz Corporation, which ranks on Forbes list of the top privately owned companies. In addition to being located adjacent to I-99 and a major highway system, Altoona also has easy access to rail and air transportation. The unemployment rate in the Altoona MSA decreased from a 4.8% average in 2017 to a 4.2% average in 2018.

EMPLOYEES

The Company employed 321 people as of December 31, 2018 in full- and part-time positions. Approximately 155 non-supervisory employees of the Company are represented by the United Steelworkers, AFL-CIO-CLC, Local Union 2635-06. The Company is under a four-year labor contract with the United Steelworkers Local that will expire on October 15, 2021. The contract calls for annual wage increases of 3.0%. The Company has not experienced a work stoppage since 1979. The Company is one of an estimated ten union represented banks nationwide.

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

CAPITAL REQUIREMENTS

One of the most significant regulatory requirements for banking institutions is minimal capital, imposed as a ratio of capital to assets. The Federal Deposit Insurance Act, as amended (the FDIA), identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Both federal and state banking regulation impose progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to utilize brokered deposits and on other aspects of its operations. Generally, a bank is prohibited from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized.

As of December 31, 2018, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. On January 1, 2015, U.S. federal banking agencies implemented the new Basel III capital standards, which establish the minimum capital levels to be considered well-capitalized and revise the prompt corrective action requirements under banking regulations. The revisions from the previous standards include a revised definition of capital, the introduction of a minimum common equity tier 1 capital ratio and changed risk weightings for certain assets. The implementation of the new rules will be phased in over a four year period ending January 1, 2019 with minimum capital requirements becoming increasingly more strict each year of the transition. The new minimum capital to risk-adjusted assets requirements (which includes the impact of the capital conservation buffer applicable to each year) are as follows:

	Minimum Capital		Well Capitalized
	Effective January 1,
	2017	2018
Common equity tier 1 capital ratio	5.75%	6.38%	6.5%
Tier 1 capital ratio	7.25%	7.88%	8.0%
Total capital ratio	9.25%	9.88%	10.0%

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer above its minimum risk-based capital requirements, which increases over the transition period, from 0.625% of total risk weighted assets in 2016 to 2.50% in 2019. Implementation of the deductions and other adjustments to common equity tier 1 capital began on January 1, 2015 and were to be phased-in over a three-year period (beginning at 40% on January 1, 2015, 60% on January 1, 2016 and an additional 20% per year thereafter). Effective January 1, 2018, the U.S. federal banking agencies issued a final rule that paused the full transition of these Basel III deduction and adjustment provisions at 80%.

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

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 is not a banking law, but contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s principal executive officer and principal financial officer are required. These certifications attest, among other things, that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, the Company adopted a series of procedures to further strengthen its corporate governance practices. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company’s Code of Conduct Policy and other procedures that were previously in place. The Company maintains a program designed to comply with Section 404 of the Sarbanes-Oxley Act. This program included the identification of key processes and accounts, documentation of the design of control effectiveness over the key processes and entity level controls, and testing of the effectiveness of key controls.

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

ECONOMIC GROWTH, REGULATORY RELIEF, AND CONSUMER PROTECTION ACT

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, was enacted into law on May 24, 2018. Most of the changes made by the Act can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidate assets not less than 8% or more than 10% and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. Proposed regulations implementing the provisions of EGRR&CPA have been issued by the Federal Reserve Board and the FDIC, but nothing has been finalized. The Company continues to analyze the changes implemented by the Act and further rulemaking from federal banking regulators, but, at this time, does not believe that such changes will materially impact the Company’s business, operations, or financial results.

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

ITEM 2.  PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus eleven floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 13 other locations which are owned. Seven additional locations are leased with terms expiring from September 30, 2020 to October 29, 2029.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of January 31, 2019, the Company had 2,887 shareholders of record for its common stock. The Company’s common stock is traded on The NASDAQ Stock Market under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

	PRICES		CASH DIVIDENDS DECLARED
	HIGH	LOW
Year ended December 31, 2018:
First Quarter	$4.20	$4.00	$0.015
Second Quarter	4.30	4.00	0.020
Third Quarter	4.55	4.10	0.020
Fourth Quarter	4.43	3.98	0.020
Year ended December 31, 2017:
First Quarter	$4.00	$3.60	$0.015
Second Quarter	4.20	3.70	0.015
Third Quarter	4.05	3.80	0.015
Fourth Quarter	4.35	3.85	0.015

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

On January 24, 2017, the Company’s Board of Directors approved a common stock repurchase program that called for AmeriServ Financial, Inc. to buy back up to 5% or approximately 945,000 shares of its outstanding common stock over an 18 month time period beginning on the day of announcement. As of the end of the first quarter of 2018, all shares authorized under this plan had been repurchased.

On July 17, 2018, the Company announced a new program to repurchase up to 3%, or approximately 540,000 shares, of the Company’s outstanding common stock during the next 12 months. Following are the Company’s monthly common stock purchases during the fourth quarter of 2018. All shares are repurchased under Board of Directors authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 – 31, 2018	35,622	$4.34	35,622	224,699
November 1 – 30, 2018	83,068	4.35	83,068	141,631
December 1 – 31, 2018	29,320	4.20	29,320	112,311
Total	148,010		148,010

During 2018, the Company was able to repurchase a total of 427,689 shares at an average price of $4.45 under this repurchase program. This represents approximately 79% of the authorized repurchase plan.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2018	2017	2016	2015	2014
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$47,094	$44,356	$41,869	$41,881	$40,441
Total interest expense	11,600	8,795	7,735	6,520	6,397
Net interest income	35,494	35,561	34,134	35,361	34,044
Provision (credit) for loan losses	(600)	800	3,950	1,250	375
Net interest income after provision (credit) for loan losses	36,094	34,761	30,184	34,111	33,669
Total non-interest income	14,224	14,645	14,638	15,267	14,323
Total non-interest expense	40,936	40,766	41,615	41,038	43,371
Income before income taxes	9,382	8,640	3,207	8,340	4,621
Provision for income taxes	1,614	5,347	897	2,343	1,598
Net income	$7,768	$3,293	$2,310	$5,997	$3,023
Net income available to common shareholders	$7,768	$3,293	$2,295	$5,787	$2,813
PER COMMON SHARE DATA:
Basic earnings per share	$0.43	$0.18	$0.12	$0.31	$0.15
Diluted earnings per share	0.43	0.18	0.12	0.31	0.15
Cash dividends declared	0.075	0.060	0.050	0.040	0.040
Book value at period end	5.56	5.25	5.05	5.19	4.97
BALANCE SHEET AND OTHER DATA:
Total assets	$1,160,680	$1,167,655	$1,153,780	$1,148,497	$1,089,263
Loans and loans held for sale, net of unearned income	863,129	892,758	886,858	883,987	832,131
Allowance for loan losses	8,671	10,214	9,932	9,921	9,623
Investment securities available for sale	146,731	129,138	127,077	119,467	127,110
Investment securities held to maturity	40,760	38,752	30,665	21,419	19,840
Deposits	949,171	947,945	967,786	903,294	869,881
Total borrowed funds	108,177	115,701	78,645	117,058	93,965
Stockholders’ equity	97,977	95,102	95,395	118,973	114,407
Full-time equivalent employees	303	302	305	318	314
SELECTED FINANCIAL RATIOS:
Return on average assets	0.67%	0.28%	0.20%	0.54%	0.29%
Return on average total equity	8.08	3.42	2.30	5.10	2.61
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	90.94	94.18	91.64	97.86	95.66
Ratio of average total equity to average assets	8.28	8.24	8.79	10.65	10.92
Common stock cash dividends as a percent of net income available to common shareholders	17.31	33.80	41.18	13.03	26.73
Interest rate spread	3.08	3.14	3.08	3.33	3.36
Net interest margin	3.31	3.32	3.26	3.49	3.52
Allowance for loan losses as a percentage of loans, net of unearned income, at period end	1.01	1.15	1.12	1.13	1.16
Non-performing assets as a percentage of loans and other real estate owned, at period end	0.16	0.34	0.18	0.71	0.35
Net charge-offs as a percentage of average loans	0.11	0.06	0.44	0.11	0.11
Cumulative one year interest rate sensitivity gap ratio, at period end	1.15	1.22	1.44	1.23	1.13

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

2018 SUMMARY OVERVIEW:

On January 22, 2019, AmeriServ Financial, Inc. provided its financial performance results for the fourth quarter of 2018 and consequently for the full year of 2018. Net Income for the quarter was $1,928,000 or $0.11 per common share. This result far exceeded the fourth quarter of 2017 which was impacted by the corporate tax reform issues pertaining to deferred tax assets.

Perhaps it is more meaningful to recognize that the full year earnings of 2018 was 139% better than 2017 with earnings per share of $0.43, compared to $0.18 in 2017. These are record results for AmeriServ. It is also a fact that the Tax Reform Act was an important element in these results. However, even if there had been no Tax Reform Act, 2018 would still have been the highest level of net income for AmeriServ in any year since 2000. The factors that contributed to this performance level were as follows:

In 2017, two AmeriServ Financial Banking Centers were opened which brought one-stop banking to State College, PA and to Richland Township on the hill overlooking Johnstown. In the fourth quarter of 2018, AmeriServ opened its third Financial Banking Center just over the state line in Hagerstown, Maryland. There has been an AmeriServ Loan Production Office in Hagerstown for five years. Now, with the expanded Financial Banking Center, the new center can offer residential mortgages, consumer lending, wealth management, small business banking and the latest in consumer banking to this busy community. This expansion is making the AmeriServ sign a familiar sight in a new geographic area.

Wherever that sign hangs, AmeriServ also takes its active lending programs. In 2018, AmeriServ again maintained its fifth consecutive year of lending 90% of our deposits to small and medium sized businesses and consumers throughout the region. We know that our job is to safeguard deposits, but it is also our job to lend these deposits to further expand the regional economy.

An important part of our progress in 2018 was positive activity in AmeriServ’s Wealth Management Company. We are pleased that the new wealth management office in Greensburg, PA has been so well received. Particularly during times like these when the markets are so volatile, it is important that we are close to our clients. That is what “Banking for Life” promises and delivers.

We have a solid strategic plan that is being carefully executed. AmeriServ is an active lender to small and medium sized businesses and consumers. This strengthens the economy throughout the region and supports the daily lives of countless families. We also work with those same families to plan for their retirement years. We like to say AmeriServ is not a passive partner to our friends and neighbors, but an active partner in building the regional economy. Again, it’s the “Banking for Life” philosophy.

Our plan for the future at AmeriServ is quite straight forward. Our plan is to maintain a conservative balance sheet, for that is the only reliable antidote to economic surprises. Our plan is also to maintain careful loan underwriting standards. Lending is a risk business and AmeriServ does not seek to bet the bank, rather AmeriServ seeks to provide funds for trustworthy and reliable borrowers of good character.

This then causes the steady improvement in the AmeriServ bottom line that permits a growth in shareholder return. It is encouraging to note that during 2018 the Return on Shareholder Equity improved from 3.42% to 8.08%. This kind of improvement is the central thrust of our strategic plan.

PERFORMANCE OVERVIEW... The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Net income	$7,768	$3,293	$2,310
Diluted earnings per share	0.43	0.18	0.12
Return on average assets	0.67%	0.28%	0.20%
Return on average equity	8.08	3.42	2.30

The Company reported net income of $7,768,000, or $0.43 per diluted common share. This represents an improvement of $4.5 million from the full year of 2017 where net income totaled $3,293,000, or $0.18 per diluted common share. This represents 139% growth in earnings per share from the full year of 2017. The Company’s return on average equity improved to 8.08% for the 2018 year from 3.42% in 2017. The strong growth in earnings resulted from a favorable combination of lower income tax expense, outstanding asset quality, and well controlled non-interest expense. AmeriServ Financial achieved record earnings in 2018 while making strategic investments in the franchise that position the Company well in the rapidly changing financial services industry. The fourth quarter 2018 opening of a new financial banking center in Hagerstown, Maryland allows the Company to build upon the success of the Hagerstown commercial loan production office and now offer a full slate of banking products and wealth management services in this demographically attractive and growing market. The opening of this financial center is AmeriServ Financial, Inc.’s first move to establish a full service banking center outside of Pennsylvania. The Company also continued to improve its technology platform in 2018 with the introduction of new business and consumer internet banking packages. As noted above, the Company made meaningful progress in improving its earnings power as indicated by its increased full year earnings. Finally, the Company increased tangible book value per share by 6.3% during 2018 and returned almost 48% of net income to its shareholders through accretive common stock buybacks and an increased cash dividend.

The Company reported net income of $3.3 million, or $0.18 per diluted common share, for 2017. This represented a 50% increase in earnings per share from 2016 where net income totaled $2.3 million, or $0.12 per diluted share. In the fourth quarter of 2017, the enactment into law of “H.R.1.”, known as the “Tax Cuts and Jobs Act”, necessitated the revaluation of the Company’s deferred tax asset because of the new lower corporate tax rate. This revaluation required that the Company recognize additional income tax expense of $2.6 million. The additional income tax expense negatively impacted diluted earnings per share by $0.14 for both the fourth quarter and full year of 2017.

The Company reported net income of $2.3 million, or $0.12 per diluted common share, for 2016. This represented a 61% decrease in earnings per share from 2015 where net income totaled $5.8 million, or $0.31 per diluted share. This reduction reflects, 1.) a substantially higher than typical provision for loan losses and net loan charge offs that were recorded in the first quarter of 2016 to resolve the Company’s only meaningful direct loan exposure to the energy industry, 2.) a reduced level of net interest income that resulted from net interest margin compression as well as a lower level of loan prepayment fee income and additional interest expense related to the issuance of subordinated debt, and 3.) operating expenses increasing by $577,000, or 1.4% due to non-recurring costs for legal and accounting services that were necessary to address a trust operations trading error.

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

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$47,094	$44,356	$41,869
Interest expense	11,600	8,795	7,735
Net interest income	35,494	35,561	34,134
Net interest margin	3.31%	3.32%	3.26%

2018 NET INTEREST PERFORMANCE OVERVIEW... The Company’s net interest income for the full year of 2018 decreased by $67,000, or 0.2%, when compared to the full year of 2017. The Company’s net interest margin was 3.31% for the full year of 2018 representing a one basis point decline from the full year of 2017. The 2018 decrease in net interest income is a result of a reduced level of total average earning assets as lower total loans more than offset an increased level of total investment securities. Total average earning assets decreased modestly by $1.4 million, or 0.1% in 2018. Specifically, total investment securities averaged $185 million in 2018 which is $11.9 million, or 6.9%, higher than the 2017 full year average. Total loans averaged $882 million in 2018 which is $12.1 million, or 1.4%, lower than the 2017 full year average. This combined with the upward repricing of interest bearing liabilities, as well as a higher level of average interest bearing liabilities, resulted in net interest income decreasing between years.

Total average interest bearing liabilities increased by $7.0 million, or 0.8%, as a lower level of interest bearing deposits was more than offset by a higher level of total average borrowings. Total interest bearing deposits averaged $786 million in 2018 and decreased when compared to 2017 average by $8.5 million, or 1.1%. This decrease to average interest bearing deposits was more than offset by total average borrowings of $78.1 million increasing by $15.5 million, or 24.7%, between years. Total deposits, including non-interest bearing demand deposits, averaged $960 million for the full year of 2018 which was $16.7 million, or 1.7%, lower than the $976 million average for the full year of 2017. Overall, the Company’s loan to deposit ratio averaged 90.4% in the fourth quarter of 2018 which we believe indicates that the Company has ample capacity to grow its loan portfolio.

COMPONENT CHANGES IN NET INTEREST INCOME: 2018 VERSUS 2017... Regarding the separate components of net interest income, the Company’s total interest income in 2018 increased by $2.7 million, or 6.2%, when compared to 2017. Total average earning assets decreased modestly by $1.4 million, or 0.1% in 2018 as a lower level of total loans more than offset an increased level of total investment securities. The modest decrease in total average earning assets was more than offset by a 25 basis point increase in the earning asset yield from 4.14% to 4.39%. Within the earning asset base, deposits with banks, short term investments in money market funds, and investment securities interest revenue increased by $927,000 or 18.0% in 2018 due to the increase in the average investment securities portfolio and the yield on total investment securities increasing by 27 basis points from 2.90% to 3.17%. The growth in the investment securities portfolio is the result of management taking advantage of the higher interest rate environment in 2018 to purchase additional securities. Purchases in 2018 primarily focused on federal agency mortgage backed securities due to the ongoing liquid cash flow that these securities provide. Also, management continued its portfolio diversification strategy through purchases of high quality corporate and taxable municipal securities. Even though total average loans decreased since last year, loan interest income increased by $1.8 million, or 4.6%, for the full year of 2018 when compared to 2017 as the yield on the total loan portfolio increased by 27 basis points from 4.39% to 4.66%. The higher loan interest income reflects new loans originating at higher yields as well as the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s program to increase the target federal funds interest rate. Overall, total loan originations were consistent with the prior year’s level. However, loan payoffs exceeded what we experienced in 2017 and also exceeded loan originations in 2018, resulting in a net reduction to the loan portfolio. Included in the total level of payoffs experienced in 2018 was the successful workout of several criticized but performing loans which resulted in a total loan portfolio already characterized as having strong asset quality becoming even stronger.

Total interest expense for the full year of 2018 increased $2.8 million, or 31.9%, when compared to 2017, due to higher levels of both deposit and borrowing interest expense. Deposit interest expense in 2018 was higher by $2.2 million which reflects certain indexed money market accounts and term CDs repricing upward after the Federal Reserve interest rate increases. The cost of interest bearing deposits increased by 28 basis points in 2018 to 1.07% due to the impact of increasing national interest rates. The higher national interest rate environment in 2018 has resulted in increasing market competitive pressure to retain existing deposit customers and attract new customer deposits. Additionally, there has been customer movement of some funds out of lower yielding money market accounts into higher yielding certificates of deposits. The runoff of money market deposits has more than offset the growth of term deposit products and resulted in a decrease in the balance of total deposits in 2018. Specifically, Management continues to carefully price interest rates paid on all deposit categories. The Company experienced a $617,000, or 24.3%, increase in the interest cost for borrowings in the full year of 2018 due to a higher average balance of total borrowed funds and the immediate impact that the increases in the federal funds rate had on the cost of overnight borrowed funds. Overall, total interest bearing funding costs increased by 31 basis points to 1.31%.

The Company expects that in 2019 loan payoffs will return to a more normal level and be exceeded by loan originations as solid commercial pipelines suggest that the Company should be able to grow the loan portfolio although the pricing pressures on new commercial loans are expected to continue to be intense. The net interest margin remained stable in 2018 for a second consecutive year, even though rising interest rates and competitive pricing pressure to retain and attract new deposits resulted in the net interest margin decreasing during the fourth quarter of 2018. While funding cost pressure is anticipated to continue to present a challenge in 2019, our disciplined approach to price deposits combined with expected earning asset growth should result in net interest income increasing.

2017 NET INTEREST PERFORMANCE OVERVIEW... The Company’s net interest income for the full year of 2017 increased by $1.4 million, or 4.2%, when compared to the full year of 2016. The Company’s net interest margin was 3.32% for the full year of 2017 and represented a six basis point improvement from the full year of 2016. The 2017 increase in net interest income was the result of a higher level of total earning assets and favorable balance sheet positioning which contributed to the improved net interest margin performance. The Company grew earning assets and limited increases in its cost of funds through disciplined deposit pricing. Specifically, the earning asset growth occurred in both the loan and investment securities portfolios. Investment securities averaged $173 million for the full year of 2017 which was $25.3 million, or 17.2%, higher than the full year 2016 average. Total loans averaged $894 million for the full year 2017 which was $6.2 million, or 0.7%, higher than the 2016 full year average.

The Company experienced growth in average deposits which we believe reflects the loyalty of our core deposit base that provides a strong foundation upon which this growth builds. Specifically, total deposits averaged $976 million in 2017 which was $20.8 million, or 2.2%, higher than the $956 million average for the full year of 2016 The deposit growth occurred in interest bearing deposits while the total non-interest bearing demand deposit account balances remained relatively stable between years. As a result of this strong deposit growth, the Company’s loan to deposit ratio ended the year at 91.5%.

Total interest expense increased by $1,060,000, or 13.7%, for the full year of 2017 when compared to 2016, due to higher levels of both deposit and borrowing interest expense. Deposit interest expense in 2017 increased by $855,000, or 15.8%, due to the higher balance of deposits along with certain indexed money market accounts repricing upward after the Federal Reserve increased interest rates. The Company experienced a $205,000 increase in the interest cost for borrowings in 2017 primarily due to the immediate impact that the increases in the federal funds rate had on the cost of overnight borrowed funds as well as matured FHLB term advances that were replaced with advances at higher rates. For the full year of 2017, total average FHLB borrowed funds of $62.6 million, increased by $4.9 million, or 8.4%.

COMPONENT CHANGES IN NET INTEREST INCOME: 2017 VERSUS 2016... Regarding the separate components of net interest income, the Company’s total interest income in 2017 increased by $2.5 million when compared to 2016. Total average earnings assets in 2017 grew by $23.7 million due to increases in both average loans and average securities, which was complemented by a 15 basis point increase in the earning asset yield from 3.99% to 4.14%. Within the earning asset base, investment securities interest revenue increased by $1.1 million or 27.8% in 2017 due to a $25.3 million increase in the average investment securities portfolio. The yield on total investment securities increased by 24 basis points from 2.66% to 2.90%. The growth in the investment securities portfolio was the result of management electing to diversify the mix of the investment securities portfolio through purchases of high quality corporate and taxable municipal securities. This revised strategy for securities purchases was facilitated by the increase in national interest rates that resulted in improved opportunities to purchase additional securities and grow the portfolio. Total loan interest income increased by $1.4 million as the yield on the total loan portfolio increased by 12 basis points from 4.27% to 4.39%. Even though loan production slowed somewhat during the fourth quarter because of the uncertainty that existed in the market from potential borrowers due to the timing that corporate tax reform would be enacted, the loan portfolio still demonstrated an increase. Loan interest income increased by $1,356,000, or 3.6%, for the full year of 2017 when compared to 2016. The higher loan interest income also resulted from new loans originating at higher yields due to the higher interest rates and also reflected the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices moved up with the Federal Reserve’s decision to increase the target federal funds interest rate by 25 basis points three times in 2017.

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

The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% is used to compute tax-equivalent interest income and yields during

2018, while a tax rate of 34% was used for 2017 and 2016. The tax equivalent adjustments to interest income on loans for the years ended December 31, 2018, 2017, and 2016 was 21,000, 40,000, and 30,000, respectively.

	YEAR ENDED DECEMBER 31,
	2018			2017			2016
	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$881,767	$41,049	4.66%	$893,849	$39,257	4.39%	$887,679	$37,891	4.27%
Deposits with banks	1,023	20	1.90	1,028	11	1.11	1,668	13	0.70
Short-term investment in money market funds	6,725	201	3.00	7,996	130	1.63	15,156	84	0.56
Investment securities:
Available for sale	145,162	4,527	3.12	135,131	3,800	2.81	121,630	3,132	2.58
Held to maturity	39,388	1,318	3.35	37,484	1,198	3.20	25,649	779	3.04
Total investment securities	184,550	5,845	3.17	172,615	4,998	2.90	147,279	3,911	2.66
TOTAL INTEREST EARNING ASSETS/INTEREST INCOME	1,074,065	47,115	4.39	1,075,488	44,396	4.14	1,051,782	41,899	3.99
Non-interest earning assets:
Cash and due from banks	23,067			22,393			20,626
Premises and equipment	12,480			12,273			11,930
Other assets	62,040			67,169			68,046
Allowance for loan losses	(9,866)			(10,241)			(9,790)
TOTAL ASSETS	$1,161,786			$1,167,082			$1,142,594
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$138,572	$1,134	0.82%	$129,589	$638	0.49%	$108,350	$317	0.29%
Savings	98,035	163	0.17	97,405	162	0.17	95,986	159	0.17
Money market	249,618	2,183	0.87	275,636	1,446	0.52	277,967	1,198	0.43
Other time	299,391	4,963	1.66	291,475	4,009	1.38	290,612	3,726	1.28
Total interest bearing deposits	785,616	8,443	1.07	794,105	6,255	0.79	772,915	5,400	0.70
Federal funds purchased and other short-term borrowings	33,126	720	2.17	16,972	206	1.21	9,030	52	0.57
Advances from Federal Home Loan Bank	44,974	797	1.77	45,657	694	1.52	48,720	644	1.32
Guaranteed junior subordinated deferrable interest debentures	13,085	1,120	8.57	13,085	1,120	8.57	13,085	1,120	8.57
Subordinated debt	7,650	520	6.80	7,650	520	6.80	7,650	519	6.79
TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	884,451	11,600	1.31	877,469	8,795	1.00	851,400	7,735	0.91
Non-interest bearing liabilities:
Demand deposits	174,108			182,301			182,732
Other liabilities	7,077			11,119			8,074
Stockholders’ equity	96,150			96,193			100,388
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,161,786			$1,167,082			$1,142,594
Interest rate spread			3.08			3.14			3.08
Net interest income/net interest margin		35,515	3.31%		35,601	3.32%		34,164	3.26%
Tax-equivalent adjustment		(21)			(40)			(30)
Net interest income		$35,494			$35,561			$34,134

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

	2018 vs. 2017			2017 vs. 2016
	INCREASE (DECREASE) DUE TO CHANGE IN:			INCREASE (DECREASE) DUE TO CHANGE IN:
	AVERAGE VOLUME	RATE	TOTAL	AVERAGE VOLUME	RATE	TOTAL
	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$(505)	$2,297	$1,792	$271	$1,095	$1,366
Deposits with banks	(1)	10	9	(6)	4	(2)
Short-term investments in money market funds	(17)	88	71	(15)	61	46
Investment securities:
Available for sale	292	435	727	370	298	668
Held to maturity	62	58	120	376	43	419
Total investment securities	354	493	847	746	341	1,087
Total interest income	(169)	2,888	2,719	996	1,501	2,497
INTEREST PAID ON:
Interest bearing demand deposits	46	450	496	71	250	321
Savings deposits	1	—	1	3	—	3
Money market	(120)	857	737	(10)	258	248
Other time deposits	113	841	954	10	273	283
Federal funds purchased and other short-term borrowings	280	234	514	68	86	154
Advances from Federal Home Loan Bank	(10)	113	103	(35)	85	50
Subordinated debt	—	—	—	—	1	1
Total interest expense	310	2495	2,805	107	953	1,060
Change in net interest income	$(479)	$393	$(86)	$889	$548	$1,437

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

	AT DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Total accruing loans past due 30 to 89 days	$4,752	$8,178	$3,278
Total non-accrual loans	1,221	3,016	1,603
Total non-performing assets including TDRs(1)	1,378	3,034	1,624
Loan delinquency as a percentage of total loans, net of unearned income	0.55%	0.92%	0.37%
Non-accrual loans as a percentage of total loans, net of unearned income	0.14	0.34	0.18
Non-performing assets as a percentage of total loans, net of unearned income, and other real estate owned	0.16	0.34	0.18
Non-performing assets as a percentage of total assets	0.12	0.26	0.14
Total classified loans (loans rated substandard or doubtful)	$4,302	$5,433	$6,039

(1)	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as troubled debt restructuring and (iv) other real estate owned.

The Company continues to maintain excellent asset quality. Non-performing assets decreased by $1.7 million since the prior year-end and now total $1.4 million. The continued successful ongoing problem credit resolution efforts of the Company is demonstrated in the table above as levels of non-accrual loans, non-performing assets, and loan delinquency are below 1% of total loans. We continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and CRE loans within the portfolio. As of December 31, 2018, the 25 largest credits represented 26.8% of total loans outstanding.

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

	YEAR ENDED DECEMBER 31,
	2018	2017	2016	2015	2014
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year	$10,214	$9,932	$9,921	$9,623	$10,104
Charge-offs:
Commercial	(574)	(311)	(3,662)	(404)	(84)
Commercial loans secured by non-owner occupied real estate	—	(132)	(82)	(365)	(797)
Real estate – residential mortgage	(380)	(313)	(208)	(403)	(321)
Consumer	(251)	(172)	(344)	(188)	(121)
Total charge-offs	(1,205)	(928)	(4,296)	(1,360)	(1,323)
Recoveries:
Commercial	31	27	169	174	190
Commercial loans secured by non-owner occupied real estate	51	56	58	76	182
Real estate – residential mortgage	119	207	100	132	71
Consumer	61	120	30	26	24
Total recoveries	262	410	357	408	467
Net charge-offs	(943)	(518)	(3,939)	(952)	(856)
Provision (credit) for loan losses	(600)	800	3,950	1,250	375
Balance at end of year	$8,671	$10,214	$9,932	$9,921	$9,623

	YEAR ENDED DECEMBER 31,
	2018	2017	2016	2015	2014
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Loans and loans held for sale, net of unearned income:
Average for the year	$881,767	$893,849	$887,679	$857,015	$804,721
At December 31	863,129	892,758	886,858	883,987	832,131
As a percent of average loans:
Net charge-offs	0.11%	0.06%	0.44%	0.11%	0.11%
Provision (credit) for loan losses	(0.07)	0.09	0.44	0.15	0.05
Allowance as a percent of each of the following:
Total loans, net of unearned income	1.00	1.14	1.12	1.13	1.16
Total accruing delinquent loans (past due 30 to 89 days)	182.47	124.90	302.99	225.68	364.09
Total non-accrual loans	710.16	338.66	619.59	163.55	438.21
Total non-performing assets	629.25	336.65	611.58	157.55	329.89
Allowance as a multiple of net charge-offs	9.20x	19.72x	2.52x	10.42x	11.24x

For 2018, the Company recorded a $600,000 negative provision for loan losses compared to an $800,000 provision for loan losses in 2017 or a decrease of $1.4 million between years. The negative 2018 provision reflects our overall strong asset quality, reduced loan portfolio balance and the successful workout of several criticized loans which resulted in the release of reserves after two criticized loans that had balances totaling in excess of $11 million fully paid off during the third and fourth quarters of 2018. The Company experienced net loan charge-offs of $943,000, or 0.11% of total loans in 2018 compared to net loan charge-offs of $518,000, or 0.06%, of total loans in 2017. Overall, the Company continued to maintain outstanding asset quality as its nonperforming assets totaled $1.4 million, or only 0.16% of total loans, at December 31, 2018. In summary, the allowance for loan losses provided 629% coverage of non-performing assets, and 1.00% of total loans, at December 31, 2018, compared to 337% coverage of non-performing assets, and 1.14% of total loans, at December 31, 2017.

For 2017, the Company recorded an $800,000 provision for loan losses compared to a $3,950,000 provision for loan losses in 2016 or a decrease of $3.2 million between years. Both, the loan loss provision and net charge-offs were at more typical levels during 2017 than the substantially higher levels that were necessary early in 2016 to resolve a troubled loan exposure to the energy industry. The provision recorded in 2017 supported commercial loan growth and more than covered the low level of net loan charge-offs in 2017 resulting in the allowance for loan losses growing between years. The Company experienced net loan charge-offs of $518,000, or 0.06% of total loans, in 2017 compared to net loan charge-offs of $3.9 million, or 0.44% of total loans, in 2016. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $3.0 million, or 0.34%, of total loans, at December 31, 2017. In summary, the allowance for loan losses provided 337% coverage of non-performing assets, and 1.14% of total loans, at December 31, 2017, compared to 612% coverage of non-performing assets, and 1.12% of total loans, at December 31, 2016.

The following schedule sets forth the allocation of the ALL among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire ALL is available to absorb future loan losses in any loan category.

			AT DECEMBER 31,
	2018		2017		2016		2015		2014
	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$3,057	29.0%	$4,298	28.0%	$4,041	29.8%	$4,243	31.6%	$3,588	28.9%
Commercial loans secured by non-owner occupied real estate	3,389	41.4	3,666	42.0	3,584	40.2	3,449	36.9	3,576	37.6
Real estate – residential mortgage	1,235	27.6	1,102	27.8	1,169	27.8	1,174	29.2	1,310	31.2
Consumer	127	2.0	128	2.2	151	2.2	151	2.3	190	2.3
Allocation to general risk	863	—	1,020	—	987	—	904	—	959	—
Total	$8,671	100.0%	$10,214	100.0%	$9,932	100.0%	$9,921	100.0%	$9,623	100.0%

Even though residential real estate-mortgage loans comprise 27.6% of the Company’s total loan portfolio, only $1.2 million or 14.2% of the total ALL is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company’s three-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by non-owner occupied real estate reflect the increased credit risk associated with those types of lending, the Company’s historical loss experience in these categories, and other qualitative factors. The stability in the part of the allowance allocated to each loan category reflects the continued strong asset quality of each sector.

Based on the Company’s current ALL methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the ALL is adequate at December 31, 2018 to cover losses within the Company’s loan portfolio.

In December 2018, the federal banking agencies issued a final rule to revise their regulatory capital rules to address the Current Expected Credit Losses (CECL) accounting standard, and provide an option to phase in the day-one regulatory capital effects of the adoption of the CECL accounting standard over three years. Under the final rule, an institution that is required to adopt the CECL accounting standard beginning the first quarter of 2020 can make a one-time election to phase in the effects of the accounting standard on its regulatory capital calculations, such that the effects of adopting the CECL accounting standard on regulatory capital are fully phased in as of the first quarter of 2023.

NON-INTEREST INCOME... Non-interest income for 2018 totaled $14.2 million, a decrease of $421,000, or 2.9%, from 2017. Factors contributing to this lower level of non-interest income in 2018 included:

—	a $554,000 negative change in the net realized gain/loss on investment securities primarily results from two security sell transactions. Early in 2018, management viewed the gain recognized on the sale of equity securities, described in the third bulleted item, as an opportunity to rid the investment securities portfolio of certain investments having a low yield and a small balance. Similarly, because of the negative loan loss provision recognized during the fourth quarter of 2018, management viewed this as another opportunity to, again, sell certain low yielding securities. The funds from both sells were reinvested in securities with higher current market coupon rates. Both security sell transactions were negatively impacted by the market value of sold securities decreasing since last year due to the higher interest rate environment in 2018. However, because of the reinvestment of the sold funds into higher yielding instruments, the result of both transactions positions the Company for an increased future return from the investment securities portfolio;

—	a $489,000 increase in Wealth Management fees was primarily due to the Company benefitting from increased market values for assets under management in 2018. Wealth management continues to be an important strategic focus as it contributes to non-interest revenue, which comprises over 29% of the Company’s total revenue;

—	a $285,000 increase in other income primarily was due to a $156,000 gain realized on the sale of certain equity method investments that the Company owned from a previous acquisition. The Company also benefitted from higher interchange fees, increased revenue from business services, and higher letter of credit fees;

—	a combined $279,000 decrease in net gains on loans sold into the secondary market and mortgage related fees was due to lower production and reduced refinance activity of residential mortgage loans;

—	a $201,000 decrease in revenue from bank owned life insurance (BOLI) occurred after the Company received a death claim in 2017 and there was no such claim this year; and

—	a $161,000 decrease in revenue from deposit service charges was due to a reduced level of overdraft fee income;

Non-interest income for 2017 totaled $14.6 million, an increase of $7,000, or 0.1%, from 2016. Factors contributing to this higher level of non-interest income in 2017 included:

—	a $423,000, or 4.8%, increase in wealth management fees as the Company benefited from additional revenue resulting from a more aggressive business development strategy within its Financial Services Division. The Company also benefited from increased market values for assets under management in 2017.

—	a $62,000 increase in Bank Owned Life Insurance (BOLI) revenue after the Company received one death claim in 2017.

—	a $287,000, or 22.9%, decrease in mortgage loan sale gains and mortgage related fees due to reduced refinance activity and a lower level of new mortgage loan originations when compared to 2016.

—	a $93,000, or 5.6%, decrease in service charges on deposit accounts due to fewer overdraft charges.

—	a $62,000 decrease in revenue from investment security sale transactions due to the increase in national interest rates which resulted in the market value of existing securities in the Company’s portfolio decreasing since last year.

NON-INTEREST EXPENSE... Non-interest expense for 2018 totaled $40.9 million, which represents a $170,000, or 0.4%, increase from 2017. Factors contributing to the higher non-interest expense in 2018 included:

—	a $438,000, or 1.8%, increase in salaries & benefits expense due to higher salaries and incentive compensation as a result of the typical annual salary merit increases and additional incentives paid primarily within our Wealth Management division due to the increased level of fee income mentioned previously. Also in the fourth quarter of 2018, 4 additional employees were hired for our new Hagerstown, Maryland financial banking center; and

—	a combined $259,000 reduction in occupancy & equipment costs is primarily attributable to the Company’s ongoing efforts to carefully manage and contain non-interest expense. Specifically, a branch office closure in Cambria County along with a branch consolidation in the State College market resulted in reduced rent expense and other occupancy related costs;

Non-interest expense for 2017 totaled $40.8 million, which represents an $849,000, or 2.0%, decrease from 2016. Factors contributing to the lower non-interest expense in 2017 included:

—	other expenses were down $413,000, or 7.8%, while professional fees declined by $222,000, or 4.2%, due to lower legal fees and litigation costs and the non-recurrence of costs related to resolving a trust operations trading error in 2016.

—	occupancy expenses were lower by $182,000, or 6.5%, and equipment costs declined by $103,000, or 6.1%, as a result of the management’s continued efforts to control costs. Specifically, a branch consolidation and closure of an unprofitable loan production office were the primary reasons for these expenses decreasing between years.

—	Total salaries and benefits increased by $93,000, or 0.4%. The increase between years was limited by our ongoing cost control focus despite additional investment in talent, particularly in our wealth management division.

INCOME TAX EXPENSE... The Company recorded an income tax expense of $1.6 million, or an effective tax rate of 17.2%, in 2018, compared to income tax expense of $5.3 million, or a 61.9% effective tax rate, in 2017. The lower effective tax rate and income tax expense in 2018 reflects the benefits of corporate tax reform as a result of the enactment of the “Tax Cuts and Jobs Act” late in the fourth quarter of 2017, which lowered the corporate income tax rate from 34% to 21%. Also, because of the enactment of this new tax law, the Company was able to achieve a greater income tax benefit in the third quarter of 2018 by making a one-time additional contribution to the defined benefit pension plan. This one-time additional income tax benefit is the reason that the 17.2% effective income tax rate for 2018 is lower than our more typical 20% effective income tax rate that was recognized in three out of the four quarters in 2018. Finally, the higher income tax expense in 2017 also resulted from an additional income tax charge of $2.6 million recorded in the fourth quarter of 2017 as corporate income tax reform necessitated the revaluation of the Company’s deferred tax asset because of the new lower corporate tax rate. The Company’s deferred tax asset was $3.6 million at December 31, 2018.

SEGMENT RESULTS... Each segment benefitted from a lower corporate income tax rate in 2018 that resulted from the enactment of the Tax Cuts and Jobs Act which caused a reduction in income tax expense. There will be no such benefit in 2019.

Retail banking’s net income contribution was $3.9 million in 2018 and increased from the $2.7 million contribution in 2017 and $3.0 million in 2016. The increase in 2018 reflects a reduced level of non-interest expense and a lower level of interest bearing deposits between years. Also, management prices deposits in a controlled but competitive manner which helps to offset the immediate upward repricing of money market deposit accounts because of the increases to the federal funds rate. This contributed to increased net interest income in this segment. The lower level of non-interest expense was due to the Company’s focus on reducing and controlling costs which resulted in lower employee expense due to the closure of one branch office and reduced health care and pension costs. The branch office that closed along with our efforts to reduce and control expenses resulted in occupancy & equipment costs and miscellaneous expenses declining between periods. The Retail banking segment also benefitted from the recognition of the negative loan loss provision in 2018. Slightly offsetting these favorable items was a lower level of non-interest income due to reduced residential mortgage loan sale gain income, mortgage related fees, fee income from deposit service charges and BOLI income.

The commercial banking segment reported net income of $7.2 million in 2018 compared to net income of $5.8 million in 2017 and $3.3 million in 2016. The higher level of net income in of 2018 was due to a greater level of loan interest income, the negative provision for loan losses, and lower operating expenses. Total loan interest income increased and reflects new loans originating at higher yields as well as the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate. The higher loan interest income more than offsets the unfavorable impact of a reduced volume of commercial and commercial real estate loans this year as early loan prepayment activity more than offset loan production. The negative loan loss provision in 2018 reflects our overall strong asset quality, the reduced loan portfolio balances, and the successful workout of several criticized loans which resulted in the release of reserves after two criticized loans that had balances totaling in excess of $11 million fully paid off during the third and fourth quarters of 2018. Also, total employee costs are lower due to reduced pension expense and three fewer commercial relationship managers for most of the year in 2018. Finally, miscellaneous expenses as well as occupancy & equipment costs were lower in 2018.

The wealth management segment’s net income contribution was $1.8 million in 2018 compared to $1.4 million in 2017 and $1.1 million in 2016. The increase is due to wealth management fees increasing as this segment has benefitted from increased market values for assets under management. Slightly offsetting these favorable items was higher employee costs due to higher salaries because of additional investment in talent, and a greater level of incentive compensation. Overall, the fair market value of trust assets under administration totaled $2.106 billion at December 31, 2018, a decrease of $80 million, or 3.7%, from the December 31, 2017 total of $2.186 billion.

The investment/parent segment reported a net loss of $5.1 million in 2018, which was lower than the net loss of $6.7 million in 2017 and $5.2 million in 2016. The decreased loss between years is reflective of income tax expense returning to a more normal level in 2018 after the recognition of the additional income tax charge of $2.6 million recorded in December of 2017 that was related to corporate income tax reform. Also, the Company benefitted from the higher level of investment securities on the Company’s balance sheet in 2018. Slightly offsetting these two items was a higher level of non-interest expense at the Parent Company primarily due to higher employee costs and the Company generating an overall net investment security sell loss of $439,000 in 2018 after recognizing a net gain of $115,000 in 2017. The net loss occurred as management had the opportunity to sell certain low yielding securities and reinvest the funds in securities with higher current market coupon rates. The security sell transactions were negatively impacted by the market value of sold securities decreasing since last year due to the higher interest rate environment in 2018. The result of both transactions positions the Company for an increased future return from the investment securities portfolio.

For greater discussion on the future strategic direction of the Company’s key business segments, see “Management’s Discussion and Analysis — Forward Looking Statements.” For a more detailed analysis of the segment results, see Note 25.

BALANCE SHEET... The Company’s total consolidated assets of $1.161 billion at December 31, 2018 decreased by $7.0 million, or 0.6% from the $1.168 billion level at December 31, 2017. The decrease to total consolidated assets was due primarily to a $29.6 million or 3.3% decrease in total loans which more than offset total investment securities increasing by $19.6 million or 11.7%. Overall, total loan originations were consistent with the prior year’s level due to continued successful results of the Company’s intensive sales calling efforts with an emphasis on generating commercial loans and owner occupied CRE loans particularly through its loan production offices. However, loan payoffs exceeded what we experienced in 2017 and also exceeded loan originations in 2018, resulting in a net reduction to the loan portfolio in 2018. Included in the total level of payoffs was the successful workout of several criticized but performing loans which resulted in a total loan portfolio already characterized as having strong asset quality becoming even stronger. The growth in the investment securities portfolio is the result of management taking advantage of the higher interest rate environment in 2018 to purchase additional securities. Purchases in 2018 primarily focused on federal agency mortgage backed securities due to the ongoing liquid cash flow that these securities provide. Also, management continued its portfolio diversification strategy through purchases of high quality corporate and taxable municipal securities.

The Company’s deposits at period end increased by $1.2 million and was more than offset by a decrease in FHLB borrowings ($7.5 million). The decrease in FHLB borrowings occurred in overnight borrowed funds. The FHLB term advances, with maturities between 3 and 5 years, remained relatively stable at $46 million as the Company has utilized these advances to help mitigate interest rate risk. Other liabilities decreased by $3.6 million primarily due to a decrease in the Company’s pension liability. Total stockholders’ equity increased by $2.9 million since year-end 2017 due to the improved and higher level of earnings in 2018 after, both, earnings and total equity were negatively impacted by the additional income tax charge late in 2017. The higher level of earnings in 2018 also more than offset a negative impact to equity caused by the higher interest rates in 2018 which resulted in a corresponding decrease to the market value of the existing available for sale investment securities portfolio. Also, the Company continued to return capital to its shareholders through the common stock repurchase program and an increased its quarterly common stock cash dividend in the second quarter of 2018 from $0.015 per common share to $0.02 per common share. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 13.53% and an asset leverage ratio of 9.71% at December 31, 2018. The Company’s book value per common share was $5.56, its tangible book value per common share was $4.88 and its tangible common equity to tangible assets ratio was 7.49% at December 31, 2018.

The tangible common equity ratio is considered a non-GAAP measure and is calculated by dividing tangible equity by tangible assets. The following table sets forth the calculation of the Company’s tangible common equity ratio at December 31, 2018, 2017, and 2016 (in thousands, except ratio):

	AT DECEMBER 31,
	2018	2017	2016
Total shareholders’ equity	$97,977	$95,102	$95,395
Less: Goodwill	11,944	11,944	11,944
Tangible equity	86,033	83,158	83,451
Total assets	1,160,680	1,167,655	1,153,780
Less: Goodwill	11,944	11,944	11,944
Tangible assets	1,148,736	1,155,711	1,141,836
Tangible common equity ratio	7.49%	7.20%	7.31%

LIQUIDITY... The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has remained relatively stable over the past five years and has been adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities was also used to help fund loan growth. We strive to operate our loan to deposit ratio in a range of 85% to 100%. At December 31, 2018, the Company’s loan to deposit ratio was 90.9%. Given current commercial loan pipelines and the continued development of our three existing loan production offices, we are optimistic that we can grow our loan to deposit ratio and remain within our guideline parameters.

Liquidity can also be analysed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $706,000 from December 31, 2017, to December 31, 2018, due to $8.0 million of cash provided by operating activities and $2.7 million of cash provided by investing activities. This more than offset $10.0 million of cash used in financing activities. Within investing activities, cash advanced for new loan fundings and purchases totaled $169.1 million and was $26.3 million lower than the $195.4 million of cash received from loan principal payments and sales. Within financing activities, deposits increased by $1.2 million. Total FHLB borrowings decreased as advances, both short-term and long term, declined by $7.6 million due to the lower level of total earning assets in 2018.

The holding company had a total of $8.6 million of cash, short-term investments, and investment securities at December 31, 2018. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At December 31, 2018, our subsidiary Bank had $7.3 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. As such, the holding company has strong liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, and its common stock dividends, which in total should approximate $2.9 million over the next twelve months.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, and short-term investments in money market funds. These assets totaled $35 million and $34 million at December 31, 2018 and 2017, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate. At December 31, 2018, the Company had $351 million of overnight borrowing availability at the FHLB, $29 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES... The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 9.71% and the risk based capital ratio was 13.53% at December 31, 2018. We anticipate that we will maintain our strong capital ratios throughout 2019.

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

On July 17, 2018, the Company announced a new common stock repurchase program which calls for AmeriServ Financial Inc. to buy back up to 3%, or approximately 540,000 shares, of its outstanding common stock during the next 12 months. The authorized repurchases will be made from time to time in either the open market or through privately negotiated transactions. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. No assurance can be given that any particular amount of common stock will be repurchased. This buyback program may be modified, extended or terminated by the Board of Directors at any time. During the second half of 2018 as part of the most recent buyback program, the Company was able to repurchase 427,689 shares of its common stock and return $1,902,000 of capital to its shareholders. This represents approximately 79% of the authorized common stock repurchase program. At December 31, 2018, the Company had approximately 17.6 million common shares outstanding.

Capital generated from earnings will be utilized to pay the common stock cash dividend, support the stock repurchase program and will also support controlled balance sheet growth. Our common dividend payout ratio for the full year 2018 was 17.3%. Total Parent Company cash was $8.6 million at December 31, 2018. The Company’s capital position will be more than adequate to meet the revised regulatory capital requirements.

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

The following table presents a summary of the Company’s static GAP positions at December 31, 2018:

INTEREST SENSITIVITY PERIOD	3 MONTHS OR LESS	OVER 3 MONTHS THROUGH 6 MONTHS	OVER 6 MONTHS THROUGH 1 YEAR	OVER 1 YEAR	TOTAL
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$267,498	$46,553	$81,458	$467,620	$863,129
Investment securities	34,050	4,440	13,185	135,816	187,491
Short-term assets	6,924	—	—	—	6,924
Regulatory stock	4,520	—	—	2,125	6,645
Bank owned life insurance	—	—	38,395	—	38,395
Total rate sensitive assets	$312,992	$50,993	$133,038	$605,561	$1,102,584
RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing deposits	$—	$—	$—	$150,627	$150,627
NOW	38,893	—	—	163,342	202,235
Money market	175,375	—	—	46,021	221,396
Other savings	24,349	—	—	73,056	97,405
Certificates of deposit of $100,000 or more	10,092	9,581	9,480	5,688	34,841
Other time deposits	69,607	14,702	28,436	129,922	242,667
Total deposits	318,316	24,283	37,916	568,656	949,171
Borrowings	42,029	1,000	10,500	54,648	108,177
Total rate sensitive liabilities	$360,345	$25,283	$48,416	$623,304	$1,057,348
INTEREST SENSITIVITY GAP:
Interval	(47,353)	25,710	84,622	(17,743)	—
Cumulative	$(47,353)	$(21,643)	$62,979	$45,236	$45,236
Period GAP ratio	0.87X	2.02X	2.75X	0.97X
Cumulative GAP ratio	0.87	0.94	1.15	1.04
Ratio of cumulative GAP to total assets	(4.08)%	(1.86)%	5.43%	3.90%

When December 31, 2018 is compared to December 31, 2017, the Company’s cumulative GAP ratio through one year indicates that the Company’s balance sheet is still asset sensitive although the level of asset sensitivity has declined slightly between years. We continue to see loan customer preference for fixed rate loans given the recent rise in interest rates. The decrease in total deposits resulted in overnight borrowings increasing which are immediately impacted by changes to national interest rates. We continue to have a consistent level of term advances with the FHLB to help manage our interest rate risk position.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	(0.1)%	17.3%
100 bp increase	0.4	10.0
100 bp decrease	(1.2)	(13.8)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is near neutral in the upward rate shocks due to the impact of the decreasing total loan portfolio balance and the increase to overnight borrowed funds. This is offset by the Company’s short duration investment securities portfolio and scheduled repricing of loans tied to LIBOR or prime. Also, the Company will continue its disciplined approach to price its core deposit in a controlled but competitive manner when interest rates rise. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at a targeted range of 2.25% to 2.50%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

Within the investment portfolio at December 31, 2018, 79.2% of the portfolio is classified as available for sale and 20.8% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are 176 securities that are temporarily impaired at December 31, 2018. The Company reviews its securities quarterly and has asserted that at December 31, 2018, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell a portion newly originated fixed-rate 30-year mortgage loans into the secondary market (excluding construction and any jumbo loans). The Company also sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year 2018, 78% of all residential mortgage loan production was sold into the secondary market. Given the increase in interest rates that occurred during 2018 and the residential mortgage loan portfolio exhibiting a declining trend, it is anticipated that, although we will continue to sell newly originated residential mortgages into the secondary market, the percentage of loans sold in 2019 will be reduced.

The amount of loans outstanding by category as of December 31, 2018, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

	ONE YEAR OR LESS	MORE THAN ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL LOANS
	(IN THOUSANDS, EXCEPT RATIOS)
Commercial and industrial	$36,303	$82,339	$39,637	$158,279
Commercial loans secured by owner occupied real estate	6,244	30,506	55,155	91,905
Commercial loans secured by non-owner occupied real estate	44,909	104,871	206,763	356,543
Real estate – residential mortgage	10,082	39,648	189,081	238,811
Consumer	6,474	4,031	7,086	17,591
Total	$104,012	$261,395	$497,722	$863,129
Loans with fixed-rate	$39,050	$173,473	$207,823	$420,346
Loans with floating-rate	64,962	87,922	289,899	442,783
Total	$104,012	$261,395	$497,722	$863,129
Percent composition of maturity	12.1%	30.3%	57.6%	100.0%
Fixed-rate loans as a percentage of total loans				48.7%
Floating-rate loans as a percentage of total loans				51.3%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

OFF BALANCE SHEET ARRANGEMENTS... The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $177.8 million and standby letters of credit of $16.7 million as of December 31, 2018. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2018, the Company had $39.6 million in interest rate swaps outstanding.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the ALL. Approximately $6.4 million, or 74%, of the total ALL at December 31, 2018 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company’s goodwill relates to value inherent in the banking and wealth management businesses, and the value is dependent upon the Company’s ability to provide quality, cost-effective services in the face of free competition from other market participants on a regional basis. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of the Company’s services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted and the loyalty of the Company’s deposit and customer base over a longer time frame. The quality and value of a Company’s assets is also an important factor to consider when performing goodwill impairment testing. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective value added services over sustained periods can lead to the impairment of goodwill.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2018, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2018, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

FORWARD LOOKING STATEMENTS...

THE STRATEGIC FOCUS

AmeriServ Financial is committed to increasing shareholder value by striving for consistently improving financial performance; providing our customers with products and exceptional service for every step in their lifetime financial journey; cultivating an employee atmosphere rooted in trust, empowerment and growth; and serving our communities through employee involvement and a philanthropic spirit. We will strive to provide our shareholders with consistently improved financial performance; the products, services and know-how needed to forge lasting banking for life customer relationships; a work environment that challenges and rewards staff; and the manpower and financial resources needed to make a difference in the communities we serve. Our strategic initiatives will focus on these four key constituencies:

•	Shareholders — We expect to increase earnings per share growth; identifying and managing revenue growth and expense reduction; and managing risk. Our goal is to increase value for AmeriServ shareholders by growing earnings per share by 10 percent year-over-year and narrowing the financial performance gap between AmeriServ and its peer banks. We expect to return up to 75 percent of earnings to shareholders through a combination of dividends and share repurchases subject to maintaining sufficient capital to support balance sheet growth. We strive to educate our employee base as to the meaning/importance of earnings per share as a performance measure. We will develop a value added combination for increasing revenue and reducing expenses that is rooted in developing and offering high-quality financial products and services; an existing branch network; electronic banking capabilities with 24/7 convenience; and providing truly exceptional customer service. We will explore branch consolidation opportunities and further leverage union affiliated revenue streams, prudently manage the Company’s risk profile to improve asset yields and increase profitability and continue to identify and implement technological opportunities and advancements to drive efficiency for the holding company and its affiliates.
•	Customers — The Company expects to provide exceptional customer service, identifying opportunities to enhance the Banking for Life philosophy by providing products and services to meet the financial needs in every step through a customer’s life cycle, and further defining the role technology plays in anticipating and satisfying customer needs. We anticipate providing leading banking systems and solutions to improve and enhance customers’ Banking for Life experience. We will provide customers with a comprehensive offering of financial solutions including retail and business banking, home mortgages and wealth management at one location. We have upgraded and modernized select branches to be more inviting and technologically savvy to meet the needs of the next generation of AmeriServ customers without abandoning the needs of our existing demographic. We are committed to additional renovations in the future.
•	Staff — We are committed to developing high-performing employees, establishing and maintaining a culture of trust and effectively and efficiently managing staff attrition. We will employ a work force succession plan to manage anticipated staff attrition while identifying and grooming high performing staff members to assume positions with greater responsibility within the organization. We will employ technological systems and solutions to provide staff with the tools they need to perform more efficiently and effectively.
•	Communities — We will continue to promote and encourage employee community involvement and leadership while fostering a positive corporate image. This will be accomplished by demonstrating our commitment to the communities it serves through assistance in providing affordable housing programs for low-to-moderate-income families; donations to qualified charities; and the time and talent contributions of AmeriServ staff to a wide-range of charitable and civic organizations.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2018	2017
	(IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions	$27,970	$26,234
Interest bearing deposits	2,740	2,698
Short-term investments in money market funds	4,184	5,256
Cash and cash equivalents	34,894	34,188
Investment securities:
Available for sale	146,731	129,138
Held to maturity (fair value $40,324 at December 31, 2018 and $38,811 at December 31, 2017)	40,760	38,752
Loans held for sale	847	3,125
Loans	862,604	890,032
Less: Unearned income	322	399
Allowance for loan losses	8,671	10,214
Net loans	853,611	879,419
Premises and equipment, net	13,348	12,734
Accrued interest income receivable	3,489	3,603
Goodwill	11,944	11,944
Bank owned life insurance	38,395	37,860
Net deferred tax asset	3,637	5,963
Federal Home Loan Bank stock	4,520	4,675
Federal Reserve Bank stock	2,125	2,125
Other assets	6,379	4,129
TOTAL ASSETS	$1,160,680	$1,167,655
LIABILITIES
Non-interest bearing deposits	$150,627	$183,603
Interest bearing deposits	798,544	764,342
Total deposits	949,171	947,945
Short-term borrowings	41,029	49,084
Advances from Federal Home Loan Bank	46,721	46,229
Guaranteed junior subordinated deferrable interest debentures	12,939	12,923
Subordinated debt	7,488	7,465
Total borrowed funds	108,177	115,701
Other liabilities	5,355	8,907
TOTAL LIABILITIES	1,062,703	1,072,553
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized: 26,609,811 shares issued and 17,619,303 shares outstanding on December 31, 2018; 30,000,000 shares authorized: 26,585,403 shares issued and 18,128,247 shares outstanding on December 31, 2017	266	266
Treasury stock at cost, 8,990,508 shares on December 31, 2018 and 8,457,156 shares on December 31, 2017	(80,579)	(78,233)
Capital surplus	145,782	145,707
Retained earnings	46,733	40,312
Accumulated other comprehensive loss, net	(14,225)	(12,950)
TOTAL STOCKHOLDERS’ EQUITY	97,977	95,102
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,160,680	$1,167,655

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
Taxable	$40,938	$39,122	$37,786
Tax exempt	90	95	75
Interest bearing deposits	20	11	13
Short-term investments in money market funds	201	130	84
Investment securities:
Available for sale	4,527	3,800	3,132
Held to maturity	1,318	1,198	779
Total Interest Income	47,094	44,356	41,869
INTEREST EXPENSE
Deposits	8,443	6,255	5,400
Short-term borrowings	720	206	52
Advances from Federal Home Loan Bank	797	694	644
Guaranteed junior subordinated deferrable interest debentures	1,120	1,120	1,120
Subordinated debt	520	520	519
Total Interest Expense	11,600	8,795	7,735
Net Interest Income	35,494	35,561	34,134
Provision (credit) for loan losses	(600)	800	3,950
Net Interest Income after Provision (Credit) for Loan Losses	36,094	34,761	30,184
NON-INTEREST INCOME
Wealth management fees	9,659	9,170	8,747
Service charges on deposit accounts	1,420	1,581	1,674
Net gains on loans held for sale	489	679	884
Mortgage related fees	196	285	367
Net realized gains (losses) on investment securities	(439)	115	177
Bank owned life insurance	536	737	675
Other income	2,363	2,078	2,114
Total Non-Interest Income	14,224	14,645	14,638
NON-INTEREST EXPENSE
Salaries and employee benefits	24,358	23,920	23,546
Net occupancy expense	2,462	2,600	2,782
Equipment expense	1,464	1,585	1,688
Professional fees	5,039	5,058	5,280
Supplies, postage, and freight	674	676	705
Miscellaneous taxes and insurance	1,125	1,234	1,146
Federal deposit insurance expense	557	628	709
Other expense	5,257	5,065	5,759
Total Non-Interest Expense	40,936	40,766	41,615

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
PRETAX INCOME	9,382	8,640	3,207
Provision for income taxes	1,614	5,347	897
NET INCOME	7,768	3,293	2,310
Preferred stock dividends	—	—	15
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,768	$3,293	$2,295
PER COMMON SHARE DATA:
Basic:
Net income	$0.43	$0.18	$0.12
Average number of shares outstanding	17,933	18,498	18,896
Diluted:
Net income	$0.43	$0.18	$0.12
Average number of shares outstanding	18,037	18,600	18,955
Cash dividends declared	$0.075	$0.060	$0.050

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS)
COMPREHENSIVE INCOME (LOSS)
Net income	$7,768	$3,293	$2,310
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	(244)	1,303	(4,612)
Income tax effect	51	(442)	1,569
Unrealized holding losses on available for sale securities arising during period	(1,810)	(40)	(1,305)
Income tax effect	381	13	443
Reclassification adjustment for net realized (gains) losses on available for sale securities included in net income	439	(115)	(177)
Income tax effect	(92)	39	60
Other comprehensive income (loss)	(1,275)	758	(4,022)
Comprehensive income (loss)	$6,493	$4,051	$(1,712)

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period	$—	$—	$21,000
Redemption of all preferred shares outstanding	—	—	(21,000)
Balance at end of period	—	—	—
COMMON STOCK
Balance at beginning of period	266	265	265
New common shares issued for dividend reinvestment and stock purchase plan	—	1	—
Balance at end of period	266	266	265
TREASURY STOCK
Balance at beginning of period	(78,233)	(74,829)	(74,829)
Treasury stock, purchased at cost (533,352 and 839,337 shares in 2018 and 2017, respectively)	(2,346)	(3,404)	—
Balance at end of period	(80,579)	(78,233)	(74,829)
CAPITAL SURPLUS
Balance at beginning of period	145,707	145,535	145,441
New common shares issued for exercise of stock options (24,408, 64,112, and 32,661 shares in 2018, 2017, and 2016, respectively)	61	159	74
Stock option expense, net of tax	14	13	20
Balance at end of period	145,782	145,707	145,535
RETAINED EARNINGS
Balance at beginning of period	40,312	36,001	34,651
Net income	7,768	3,293	2,310
Cash dividend declared on common stock	(1,347)	(1,113)	(945)
Reclassification of certain income tax effects from accumulated other comprehensive income	—	2,131	—
Cash dividend declared on preferred stock	—	—	(15)
Balance at end of period	46,733	40,312	36,001
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(12,950)	(11,577)	(7,555)
Reclassification of certain income tax effects from accumulated other comprehensive income	—	(2,131)	—
Other comprehensive income (loss)	(1,275)	758	(4,022)
Balance at end of period	(14,225)	(12,950)	(11,577)
TOTAL STOCKHOLDERS’ EQUITY	$97,977	$95,102	$95,395

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2018	2017	2016
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$7,768	$3,293	$2,310
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(600)	800	3,950
Depreciation and amortization expense	1,530	1,665	1,803
Net amortization of investment securities	347	436	488
Net realized (gains) losses on investment securities – available for sale	439	(115)	(177)
Net gains on loans held for sale	(489)	(679)	(884)
Amortization of deferred loan fees	(149)	(162)	(231)
Origination of mortgage loans held for sale	(28,916)	(45,637)	(59,252)
Sales of mortgage loans held for sale	31,683	46,285	60,045
Decrease (increase) in accrued interest receivable	114	(487)	(59)
Increase (decrease) in accrued interest payable	302	114	(11)
Earnings on bank-owned life insurance	(536)	(571)	(675)
Deferred income taxes	2,665	4,303	414
Stock compensation expense	14	13	20
Other, net	(6,188)	(1,737)	(1,147)
Net cash provided by operating activities	7,984	7,521	6,594
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(45,427)	(32,889)	(42,844)
Purchase of investment securities – held to maturity	(5,746)	(10,572)	(12,038)
Proceeds from maturities of investment securities – available for sale	16,299	22,311	24,574
Proceeds from maturities of investment securities – held to maturity	3,651	2,383	2,693
Proceeds from sales of investment securities – available for sale	9,466	8,143	8,966
Purchase of regulatory stock	(18,681)	(17,661)	(10,911)
Proceeds from redemption of regulatory stock	18,836	16,345	12,180
Long-term loans originated	(155,191)	(154,054)	(196,998)
Principal collected on long-term loans	193,936	157,258	189,505
Participations purchased	(13,943)	(11,804)	(17,192)
Participations sold	1,500	2,800	18,900
Net (increase) decrease in other short-term loans	89	(502)	(875)
Purchases of premises and equipment	(2,144)	(2,705)	(1,380)
Proceeds from sale of other real estate owned	46	108	235
Proceeds from life insurance policies	—	614	—
Net cash provided by (used in) investing activities	2,691	(20,225)	(25,185)
FINANCING ACTIVITIES
Net (decrease) increase in deposit balances	1,226	(19,841)	64,492
Net increase (decrease) in other short-term borrowings	(8,055)	36,330	(35,994)
Principal borrowings on advances from Federal Home Loan Bank	12,492	12,687	9,542
Principal repayments on advances from Federal Home Loan Bank	(12,000)	(12,000)	(12,000)
Stock options exercised	61	160	74
Purchases of treasury stock	(2,346)	(3,404)	—
Preferred stock redemption	—	—	(21,000)
Preferred stock dividend paid	—	—	(15)
Common stock dividend paid	(1,347)	(1,113)	(945)
Net cash provided by (used in) financing activities	(9,969)	12,819	4,154
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	706	115	(14,437)
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,188	34,073	48,510
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$34,894	$34,188	$34,073

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 16 banking locations in five southwestern Pennsylvania counties and Hagerstown, Maryland. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $2.1 billion that are not recognized on the Company’s Consolidated Balance Sheets at December 31, 2018.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of AmeriServ Financial, Inc. and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), Trust Company, and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a state-chartered full service bank with 15 locations in Pennsylvania and 1 location in Maryland. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

FEDERAL HOME LOAN BANK STOCK:

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time any such situation has persisted (b) Commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) The impact of legislative and regulatory changes on the customer base of FHLB and (d) The liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

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

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 5,000, 10,000, and 51,273 shares of common stock were outstanding during 2018, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options to purchase common stock outstanding were $4.22, $4.00, and $3.23-$4.60 during 2018, 2017 and 2016, respectively. Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net income	$7,768	$3,293	$2,310
Preferred stock dividends	—	—	15
Net income available to common shareholders	$7,768	$3,293	$2,295
Denominator:
Weighted average common shares outstanding (basic)	17,933	18,498	18,896
Effect of stock options	104	102	59
Weighted average common shares outstanding (diluted)	18,037	18,600	18,955
Earnings per common share:
Basic	$0.43	$0.18	$0.12
Diluted	0.43	0.18	0.12
STOCK-BASED COMPENSATION:

The Company uses the modified prospective method for accounting of stock-based compensation. The fair value of each option grant is estimated on the grant date using the Binomial option pricing model and the expense is recognized ratably over the service period. Forfeitures are recognized as they occur. See Note 21 for details on the assumptions used.

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

CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in money market funds. The Company made $875,000 in income tax payments in 2018; $1,075,000 in 2017; and $375,000 in 2016. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $166,000 in 2018; $77,000 in 2017; and $172,000 in 2016. The Company also had a non-cash transfer of the AMT credit carryforward to other assets in the amount of $287,000 in 2018. The Company made total interest payments of $11,298,000 in 2018; $8,681,000 in 2017; and $7,746,000 in 2016.

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

Management believes this new methodology, which represents a change in an accounting estimate, is a better measure of the service cost and interest cost as each year’s cash flows are specifically linked to the interest rates of bond payments in the same respective year. Our pension benefits are described further in Note 17 of the Notes to Consolidated Financial Statements.

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

We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in generally accepted accounting principles. See Note 3 for information related to the adoption of ASU 2016-01.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. As of January 1, 2019, the Company had eight leases outstanding. Each lease has been evaluated for proper classification under Topic 842 and, based on this preliminary analysis, the Company expects to record right-of-use assets and lease liabilities ranging from $3.5 to $4.5 million. The Company also anticipates additional disclosures to be provided at adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact that the Update will have on our consolidated financial statements. We are currently working with an industry leading third-party consultant and software provider to assist us in the implementation of this standard. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The overall impact of the amendment will be affected by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  RECENT ACCOUNTING PRONOUNCEMENTS  – (continued)

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

3.  ADOPTION OF ACCOUNTING STANDARDS

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers — Topic 606 and all subsequent ASUs that modified ASC 606. The standard required a company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. The Company completed an assessment of revenue streams and review of the related contracts potentially affected by the new standard and concluded that ASU 2014-09 did not materially change the method in which it recognizes revenue. Therefore, implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods. However, additional disclosures were added in the current period, which can be found in Note 4.

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

The Company has adopted this standard during the reporting period. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes included in Note 15 to the financial statements. The December 31, 2017, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the December 31, 2018 disclosure. The Company estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  ADOPTION OF ACCOUNTING STANDARDS  – (continued)

transaction between market participants at the measurement date. There is no active observable market for sale information on many types of community bank loans and, thus, Level III fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values.

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The Company adopted the standard on January 1, 2018, which resulted in a reclassification of $(86,000), $(207,000), and $(488,000) for the years ending December 31, 2018, 2017, and 2016, respectively, from Salaries and employee benefits into Other expense on the Consolidated Statement of Operations. See Note 17 for additional information on the presentation of these pension cost components.

4.  REVENUE RECOGNITION

Management determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 79.1% of the total revenue of the Company.

Noninterest income within the scope of Topic 606 are as follows:

•	Wealth management fees — Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
•	Service charges on deposit accounts — The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
•	Other non-interest income — Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  REVENUE RECOGNITION  – (continued)

recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018, 2017, and 2016 (in thousands).

	AT DECEMBER 31,
	2018	2017	2016
Non-interest income:
In-scope of Topic 606
Wealth management fees	$9,659	$9,170	$8,747
Service charges on deposit accounts	1,420	1,581	1,674
Other	1,720	1,665	1,642
Non-interest income (in-scope of topic 606)	12,799	12,416	12,063
Non-interest income (out-of-scope of topic 606)	1,425	2,229	2,575
Total non-interest income	$14,224	$14,645	$14,638

5.  CASH AND DUE FROM DEPOSITORY INSTITUTIONS

Included in “Cash and due from depository institutions” are required federal reserves of $3.6 million for December 31, 2018 and $5.2 million for December 31, 2017, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and a depository amount held with the Federal Reserve Bank.

6.  INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	AT DECEMBER 31, 2018
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$7,685	$4	$(160)	$7,529
Municipal	13,301	114	(234)	13,181
Corporate bonds	37,359	131	(996)	36,494
U.S. Agency mortgage-backed securities	90,169	516	(1,158)	89,527
Total	$148,514	$765	$(2,548)	$146,731

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INVESTMENT SECURITIES  – (continued)

Investment securities held to maturity:

	AT DECEMBER 31, 2018
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$9,983	$78	$(132)	$9,929
Municipal	24,740	131	(404)	24,467
Corporate bonds and other securities	6,037	13	(122)	5,928
Total	$40,760	$222	$(658)	$40,324

Investment securities available for sale:

	AT DECEMBER 31, 2017
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$6,612	$—	$(40)	$6,572
Municipal	7,198	27	(189)	7,036
Corporate bonds	35,886	322	(424)	35,784
U.S. Agency mortgage-backed securities	79,854	611	(719)	79,746
Total	$129,550	$960	$(1,372)	$129,138

Investment securities held to maturity:

	AT DECEMBER 31, 2017
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$9,740	$149	$(45)	$9,844
Municipal	22,970	203	(238)	22,935
Corporate bonds and other securities	6,042	38	(48)	6,032
Total	$38,752	$390	$(331)	$38,811

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2018, 57.5% of the portfolio was rated AAA as compared to 57.8% at December 31, 2017. Approximately 10.0% and 9.7% of the portfolio was rated below A or unrated on December 31, 2018 and 2017, respectively. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders’ equity at December 31, 2018.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $115,536,000 at December 31, 2018 and $117,181,000 at December 31, 2017.

The Company realized $15,000 of gross investment security gains and $454,000 of gross investment security losses in 2018, $115,000 of gross investment security gains in 2017, and $183,000 of gross investment gains and $6,000 of gross investment security losses in 2016. On a net basis, the realized loss for 2018 was $347,000 after factoring in a tax benefit of $92,000, the realized gain for 2017 was $76,000 after factoring in tax expense of $39,000, and the realized gain for 2016 was $117,000 after factoring in tax

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INVESTMENT SECURITIES  – (continued)

expense of $60,000. Proceeds from sales of investment securities available for sale were $9.5 million for 2018, $8.1 million for 2017, and $9.0 million during 2016.

The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values, and the weighted average yield for each type and range of maturity as of December 31, 2018. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. The Company’s consolidated investment securities portfolio had an effective duration of approximately 3.67 years. The weighted average expected maturity for available for sale securities at December 31, 2018 for U.S. Agency, U.S. Agency Mortgage-Backed, Corporate Bond, and Municipal securities was 8.91, 5.65, 4.30, and 5.73 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2018 for U.S. Agency Mortgage-Backed, Corporate Bond/other securities, and Municipal securities 6.09, 3.73, and 6.65 years, respectively.

Investment securities available for sale:

		AT DECEMBER 31, 2018
	U. S. AGENCY		U.S. AGENCY MORTGAGE-BACKED SECURITIES		CORPORATE BONDS		MUNICIPAL		TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE
		(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$26	3.29%	$1,000	2.69%	$—	—%	$1,026	2.71%
After 1 year but within 5 years	2,400	2.91	1,334	1.86	15,656	3.80	1,987	2.86	21,377	3.49
After 5 years but within 10 years	2,443	2.94	10,977	3.00	20,703	4.22	11,314	3.27	45,437	3.61
After 10 years but within 15 years	—	—	27,295	2.82	—	—	—	—	27,295	2.82
Over 15 years	2,842	2.69	50,537	2.97	—	—	—	—	53,379	2.96
Total	$7,685	2.84	$90,169	2.91	$37,359	4.00	$13,301	3.21	$148,514	3.21
FAIR VALUE
Within 1 year	$—		$26		$995		$—		$1,021
After 1 year but within 5 years	2,386		1,320		15,380		1,981		21,067
After 5 years but within 10 years	2,401		10,986		20,119		11,200		44,706
After 10 years but within 15 years	—		27,012		—		—		27,012
Over 15 years	2,742		50,183		—		—		52,925
Total	$7,529		$89,527		$36,494		$13,181		$146,731

Investment securities held to maturity:

	AT DECEMBER 31, 2018
	U.S. AGENCY MORTGAGE-BACKED SECURITIES		CORPORATE BONDS AND OTHER		MUNICIPAL		TOTAL INVESTMENT SECURITIES HELD TO MATURITY
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$1,000	1.65%	$—	—%	$1,000	1.65%
After 1 year but within 5 years	902	2.09	2,000	3.40	1,176	2.96	4,078	2.98
After 5 years but within 10 years	1,127	2.82	3,037	4.40	15,477	3.38	19,641	3.51
After 10 years but within 15 years	2,662	3.68	—	—	7,772	3.90	10,434	3.84
Over 15 years	5,292	3.17	—	—	315	3.50	5,607	3.19
Total	$9,983	3.17	$6,037	3.61	$24,740	3.52	$40,760	3.45
FAIR VALUE
Within 1 year	$—		$944		$—		$944
After 1 year but within 5 years	882		1,982		1,171		4,035
After 5 years but within 10 years	1,123		3,002		15,296		19,421
After 10 years but within 15 years	2,702		—		7,706		10,408
Over 15 years	5,222		—		294		5,516
Total	$9,929		$5,928		$24,467		$40,324

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INVESTMENT SECURITIES  – (continued)

The following table presents information concerning investments with unrealized losses as of December 31, 2018 (in thousands):

Total investment securities:	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$244	$(6)	$5,631	$(154)	$5,875	$(160)
U.S. Agency mortgage-backed securities	17,718	(177)	39,983	(1,113)	57,701	(1,290)
Municipal	6,601	(71)	15,880	(567)	22,481	(638)
Corporate bonds and other securities	15,221	(440)	17,038	(678)	32,259	(1,118)
Total	$39,784	$(694)	$78,532	$(2,512)	$118,316	$(3,206)

The following table presents information concerning investments with unrealized losses as of December 31, 2017 (in thousands):

Total investment securities:	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$5,923	$(39)	$399	$(1)	$6,322	$(40)
U.S. Agency mortgage-backed securities	36,783	(253)	22,625	(511)	59,408	(764)
Municipal	8,657	(109)	7,727	(318)	16,384	(427)
Corporate bonds and other securities	7,123	(71)	13,655	(401)	20,778	(472)
Total	$58,486	$(472)	$44,406	$(1,231)	$102,892	$(1,703)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 176 positions that are considered temporarily impaired at December 31, 2018. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

7.  LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2018	2017
	(IN THOUSANDS)
Commercial:
Commercial and industrial	$158,279	$159,192
Commercial loans secured by owner occupied real estate	91,905	89,935
Commercial loans secured by non-owner occupied real estate	356,543	373,845
Real estate – residential mortgage	237,964	247,278
Consumer	17,591	19,383
Loans, net of unearned income	$862,282	$889,633

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  LOANS  – (continued)

Loan balances at December 31, 2018 and 2017 are net of unearned income of $322,000 and $399,000, respectively. Real estate construction loans comprised 3.5% and 4.1% of total loans net of unearned income at December 31, 2018 and 2017, respectively. The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct loan exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2018 and 2017, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 250 mile radius of the Johnstown market.

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $694,000 and $554,000 at December 31, 2018 and 2017, respectively.

8.  ALLOWANCE FOR LOAN LOSSES

The following table summarizes the rollforward of the allowance for loan losses by portfolio segment (in thousands).

	BALANCE AT DECEMBER 31, 2017	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2018
Commercial	$4,298	$(574)	$31	$(698)	$3,057
Commercial loans secured by non-owner occupied real estate	3,666	—	51	(328)	3,389
Real estate – residential mortgage	1,102	(380)	119	394	1,235
Consumer	128	(251)	61	189	127
Allocation for general risk	1,020	—	—	(157)	863
Total	$10,214	$(1,205)	$262	$(600)	$8,671

	BALANCE AT DECEMBER 31, 2016	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2017
Commercial	$4,041	$(311)	$27	$541	$4,298
Commercial loans secured by non-owner occupied real estate	3,584	(132)	56	158	3,666
Real estate – residential mortgage	1,169	(313)	207	39	1,102
Consumer	151	(172)	120	29	128
Allocation for general risk	987	—	—	33	1,020
Total	$9,932	$(928)	$410	$800	$10,214

	BALANCE AT DECEMBER 31, 2015	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2016
Commercial	$4,243	$(3,662)	$169	$3,291	$4,041
Commercial loans secured by non-owner occupied real estate	3,449	(82)	58	159	3,584
Real estate – residential mortgage	1,174	(208)	100	103	1,169
Consumer	151	(344)	30	314	151
Allocation for general risk	904	—	—	83	987
Total	$9,921	$(4,296)	$357	$3,950	$9,932

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  ALLOWANCE FOR LOAN LOSSES  – (continued)

For 2018, the Company recorded a negative loan loss provision of $600,000 compared to an $800,000 provision expense for 2017, or a decrease of $1.4 million between years. The negative 2018 provision reflects our overall strong asset quality, reduced loan portfolio balance and the successful workout of several criticized loans. The Company experienced net loan charge-offs of $943,000, or 0.11% of total loans, in 2018 compared to net loan charge-offs of $518,000, or 0.06% of total loans, in 2017. The higher 2018 net loan charge-offs reflect the final workout of several non-performing loans on which reserves had previously been established. Overall, the Company continued to maintain outstanding asset quality as its nonperforming assets totaled $1.4 million, or only 0.16% of total loans, at December 31, 2018.

Specifically, the 2018 negative provision within the commercial segment was driven by a sharp decline in impaired assets, which directly impacted the specific reserves allocated to this loan segment, coupled with reduced historical loss factors, as the balance within the segment was generally stable year over year. The negative provision within the commercial loans secured by non-owner occupied real estate segment was the result of reduced historical loss factors and a reduction in loan balances. The reduction in the allocation for general risk was a result of the overall reduction in the aggregate reserve balance.

For 2017, the Company recorded an $800,000 provision for loan losses compared to a $3,950,000 provision for loan losses in 2016, or a decrease of $3.2 million between years. Both, the loan loss provision and net charge-offs were at more typical levels in 2017 than the substantially higher levels that were necessary early in 2016 to resolve a troubled loan exposure to the energy industry. The Company experienced net loan charge-offs of $518,000, or 0.06% of total loans in 2017 compared to net loan charge-offs of $3.9 million, or 0.44%, of total loans in 2016. Nonperforming assets totaled $3.0 million, or 0.34%, of total loans, at December 31, 2017.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2018
	(IN THOUSANDS)
Loans:	COMMERCIAL	COMMERCIAL LOANS SECURED BY NON-OWNER OCCUPIED REAL ESTATE	REAL ESTATE – RESIDENTIAL MORTGAGE	CONSUMER	TOTAL
Individually evaluated for impairment	$—	$11	$—	$—	$11
Collectively evaluated for impairment	250,184	356,532	237,964	17,591	862,271
Total loans	$250,184	$356,543	$237,964	$17,591	$862,282

	AT DECEMBER 31, 2018
	(IN THOUSANDS)
Allowance for loan losses:	COMMERCIAL	COMMERCIAL LOANS SECURED BY NON-OWNER OCCUPIED REAL ESTATE	REAL ESTATE – RESIDENTIAL MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
Specific reserve allocation	$—	$11	$—	$—	$—	$11
General reserve allocation	3,057	3,378	1,235	127	863	8,660
Total allowance for loan losses	$3,057	$3,389	$1,235	$127	$863	$8,671

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  ALLOWANCE FOR LOAN LOSSES  – (continued)

	AT DECEMBER 31, 2017
	(IN THOUSANDS)
Loans:	COMMERCIAL	COMMERCIAL LOANS SECURED BY NON-OWNER OCCUPIED REAL ESTATE	REAL ESTATE – RESIDENTIAL MORTGAGE	CONSUMER	TOTAL
Individually evaluated for impairment	$1,213	$547	$—	$—	$1,760
Collectively evaluated for impairment	247,914	373,298	247,278	19,383	887,873
Total loans	$249,127	$373,845	$247,278	$19,383	$889,633

	AT DECEMBER 31, 2017
	(IN THOUSANDS)
Allowance for loan losses:	COMMERCIAL	COMMERCIAL LOANS SECURED BY NON-OWNER OCCUPIED REAL ESTATE	REAL ESTATE – RESIDENTIAL MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
Specific reserve allocation	$909	$—	$—	$—	$—	$909
General reserve allocation	3,389	3,666	1,102	128	1,020	9,305
Total allowance for loan losses	$4,298	$3,666	$1,102	$128	$1,020	$10,214

The segments of the Company’s loan portfolio are disaggregated into classes that allows management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio. The commercial loan segment includes both the commercial and industrial and the owner occupied commercial real estate loan classes while the remaining segments are not separated into classes as management monitors risk in these loans at the segment level. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans and home equity loans secured by residential real estate. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  ALLOWANCE FOR LOAN LOSSES  – (continued)

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

	AT DECEMBER 31, 2018
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial loans secured by non-owner occupied real estate	$11	$11	$—	$11	$33
Total impaired loans	$11	$11	$—	$11	$33

	AT DECEMBER 31, 2017
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial	$1,202	$909	$11	$1,213	$1,215
Commercial loans secured by non-owner occupied real estate	—	—	547	547	600
Total impaired loans	$1,202	$909	$558	$1,760	$1,815

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS)
Average impaired balance:
Commercial	$228	$1,075	$718
Commercial loans secured by non-owner occupied real estate	12	838	356
Average investment in impaired loans	$240	$1,913	$1,074
Interest income recognized:
Commercial	$—	$12	$—
Commercial loans secured by non-owner occupied real estate	—	—	—
Interest income recognized on a cash basis on impaired loans	$—	$12	$—

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

8.  ALLOWANCE FOR LOAN LOSSES  – (continued)

90 days past due, or for which any portion of the loan represents a specific allocation of the allowance for loan losses are placed in Substandard or Doubtful.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2018 required review of a minimum range of 50% to 55% of the commercial loan portfolio.

In addition to loan monitoring by the account officer and Loan Review Department, the Company also requires presentation of all credits rated Pass-6 with aggregate balances greater than $2,000,000, all credits rated Special Mention or Substandard with aggregate balances greater than $250,000, and all credits rated Doubtful with aggregate balances greater than $100,000 on an individual basis to the Company’s Loan Loss Reserve Committee on a quarterly basis. Additionally, the Asset Quality Task Force, which is a group comprised of senior level personnel, meets monthly to monitor the status of problem loans.

The following table presents the classes of the commercial and commercial real estate loan portfolios summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system.

	AT DECEMBER 31, 2018
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial and industrial	$154,510	$2,089	$1,680	$—	$158,279
Commercial loans secured by owner occupied real estate	86,997	3,769	1,139	—	91,905
Commercial loans secured by non-owner occupied real estate	349,954	6,316	262	11	356,543
Total	$591,461	$12,174	$3,081	$11	$606,727

	AT DECEMBER 31, 2017
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial and industrial	$156,448	$500	$2,000	$244	$159,192
Commercial loans secured by owner occupied real estate	87,215	1,675	759	286	89,935
Commercial loans secured by non-owner occupied real estate	362,805	10,153	874	13	373,845
Total	$606,468	$12,328	$3,633	$543	$622,972

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  ALLOWANCE FOR LOAN LOSSES  – (continued)

It is generally the policy of the Bank that the outstanding balance of any residential mortgage loan that exceeds 90-days past due as to principal and/or interest is transferred to non-accrual status and an evaluation is completed to determine the fair value of the collateral less selling costs, unless the balance is minor. A charge down is recorded for any deficiency balance determined from the collateral evaluation. The remaining non-accrual balance is reported as impaired with no specific allowance. It is generally the policy of the Bank that the outstanding balance of any consumer loan that exceeds 90-days past due as to principal and/or interest is charged off. The following tables present the performing and non-performing outstanding balances of the residential and consumer portfolio classes.

	AT DECEMBER 31, 2018
	PERFORMING	NON- PERFORMING
	(IN THOUSANDS)
Real estate – residential mortgage	$236,754	$1,210
Consumer	17,591	—
Total	$254,345	$1,210

	AT DECEMBER 31, 2017
	PERFORMING	NON- PERFORMING
	(IN THOUSANDS)
Real estate – residential mortgage	$246,021	$1,257
Consumer	19,383	—
Total	$265,404	$1,257

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans.

	AT DECEMBER 31, 2018
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
	(IN THOUSANDS)
Commercial and industrial	$158,279	$—	$—	$—	$—	$158,279	$—
Commercial loans secured by owner occupied real estate	91,905	—	—	—	—	91,905	—
Commercial loans secured by non-owner occupied real estate	355,963	580	—	—	580	356,543	—
Real estate – residential mortgage	232,465	3,651	472	1,376	5,499	237,964	—
Consumer	17,408	153	30	—	183	17,591	—
Total	$856,020	$4,384	$502	$1,376	$6,262	$862,282	$—

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  ALLOWANCE FOR LOAN LOSSES  – (continued)

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

The following table presents information concerning non-performing assets including TDR:

	AT DECEMBER 31,
	2018	2017
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial and industrial	$—	$353
Commercial loans secured by owner occupied real estate	—	859
Commercial loans secured by non-owner occupied real estate	11	547
Real estate – residential mortgage	1,210	1,257
Total	1,221	3,016
Other real estate owned:
Commercial loans secured by owner occupied real estate	157
Real estate – residential mortgage	—	18
Total	157	18
TDR’s not in non-accrual	—	—
Total non-performing assets including TDR	$1,378	$3,034
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.16%	0.34%

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  NON-PERFORMING ASSETS INCLUDING TROUBLED DEBT RESTRUCTURINGS  – (continued)

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

Any loan modification where the loan currently maintains a criticized or classified risk rating, i.e. Special Mention, Substandard or Doubtful, or where the loan will be assigned a criticized or classified rating after the modification is evaluated to determine the need for TDR classification. The specific ALL reserve for loans modified as TDR’s was $11,000 and $748,000 as of December 31, 2018 and 2017, respectively.

The following table details the TDRs at December 31, 2018 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by non-owner occupied real estate	1	$11	Extension of maturity date

The following table details the TDRs at December 31, 2017 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	2	$343	Extension of maturity date
Commercial loans secured by owner occupied real estate	1	574	Extension of maturity date
Commercial loan secured by non-owner occupied real estate	1	13	Extension of maturity date

The following table details the TDRs at December 31, 2016 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	2	$496	Extension of maturity date
Commercial loan secured by non-owner occupied real estate	1	16	Extension of maturity date

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  NON-PERFORMING ASSETS INCLUDING TROUBLED DEBT RESTRUCTURINGS  – (continued)

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

There were no loans that were modified as TDR’s in the previous 12 months and defaulted during the reporting periods ending December 31, 2018, 2017 or 2016, respectively

All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed.

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

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS)
Interest income due in accordance with original terms	$75	$103	$118
Interest income recorded	—	(75)	—
Net reduction in interest income	$75	$28	$118

Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in other assets on the Consolidated Balance Sheets. As of December 31, 2018 there were no residential real estate foreclosed assets included in other assets. As of December 31, 2017, a total of $18,000 of residential real estate foreclosed assets were included in other assets. As of December 31, 2018, the Company had initiated formal foreclosure procedures on $518,000 of consumer residential mortgages.

10.  PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2018	2017
	(IN THOUSANDS)
Land	$1,198	$1,198
Premises	27,160	25,745
Furniture and equipment	9,085	8,664
Leasehold improvements	461	483
Total at cost	37,904	36,090
Less: Accumulated depreciation and amortization	24,556	23,356
Premises and equipment, net	$13,348	$12,734

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  PREMISES AND EQUIPMENT  – (continued)

The Company recorded depreciation expense of $1.5 million for 2018, $1.7 million for 2017 and $1.8 million for 2016.

The Company utilizes a contract cleaner to provide janitorial services for several office locations. The contract cleaner is owned by a Director of the Company. The amount paid to this related party totaled $221,000, $216,000, and $229,000 for the years ending December 31, 2018, 2017, and 2016, respectively.

11.  DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2018	2017
	(IN THOUSANDS)
Demand:
Non-interest bearing	$150,627	$183,603
Interest bearing	202,235	170,343
Savings	97,406	96,583
Money market	221,398	238,119
Certificates of deposit in denominations of $100,000 or more	34,841	30,297
Other time	242,664	229,000
Total deposits	$949,171	$947,945

The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2018 maturing in the periods presented:

YEAR:	OTHER TIME DEPOSITS	CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
	(IN THOUSANDS)
2019	$106,527	$29,153
2020	81,124	4,688
2021	18,690	600
2022	10,247	—
2023	20,070	400
2024 and after	6,006	—
Total	$242,664	$34,841

The aggregate amount of time deposit accounts (including certificates of deposit) that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2018 and 2017 are $61.1 million and $49.7 million, respectively.

12.  SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2018
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$41,029
Maximum indebtedness at any month end	—	82,932
Average balance during year	54	33,073
Average rate paid for the year	1.70%	2.17%
Interest rate on year-end balance	—	2.62

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SHORT-TERM BORROWINGS  – (continued)

	AT DECEMBER 31, 2017
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$49,084
Maximum indebtedness at any month end	—	51,760
Average balance during year	54	16,918
Average rate paid for the year	0.95%	1.21%
Interest rate on year-end balance	—	1.54

	AT DECEMBER 31, 2016
	FEDERAL FUNDS PURCHASED	OTHER SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$12,754
Maximum indebtedness at any month end	—	56,686
Average balance during year	—	9,030
Average rate paid for the year	—	0.58%
Interest rate on year-end balance	—	0.74

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to one year in maturity. The average maturity was one day at the end of 2018 and three days for 2017 and 2016.

13.  ADVANCES FROM FEDERAL HOME LOAN BANK, GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES AND SUBORDINATED DEBT

Advances from the FHLB consist of the following:

	AT DECEMBER 31, 2018
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS, EXCEPT RATES)
2019	1.51	$12,500
2020	1.74	16,729
2021	2.28	9,496
2022	2.86	6,996
2023	2.86	1,000
Total advances from FHLB	1.98	$46,721

	AT DECEMBER 31, 2017
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS, EXCEPT RATES)
2018	1.48	$12,000
2019	1.51	12,500
2020	1.74	16,729
2021	1.75	5,000
Total advances from FHLB	1.61	$46,229

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  ADVANCES FROM FEDERAL HOME LOAN BANK, GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES AND SUBORDINATED DEBT  – (continued)

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate and certain types of commercial and commercial real estate loans. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rates on the advances are fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage, commercial real estate, and commercial and industrial loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2018, the Company had immediately available $351 million of overnight borrowing capability at the FHLB, $29 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks.

Guaranteed Junior Subordinated Deferrable Interest Debentures:

On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by the Company. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. The Company used $22.5 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in 2005 and 2004. The net balance as of December 31, 2018 and 2017 was $12.9 million.

Subordinated Debt:

On December 29, 2015, the Company completed a private placement of $7.65 million in aggregate principal amount of fixed rate subordinated notes to certain accredited investors. The subordinated notes mature December 31, 2025 and have a 6.50% fixed interest rate for the entire term. This subordinated debt has been structured to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and will be non-callable for five years. The Company used the proceeds from this private placement and other cash on hand to redeem all $21 million of its issued and outstanding SBLF preferred stock on January 27, 2016. The net balance as of December 31, 2018 and 2017 was $7.5 million.

14.  DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS

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

14.  DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS  – (continued)

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

The fair values of the fair value swaps used for interest rate risk management represents the amount the Company would be expected to receive or pay to terminate such agreements. These fair values are based on an external derivative valuation model using data inputs as of the valuation date and classified Level 2.

The following table presents the assets and liability measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of December 31, 2018 and 2017, by level within the fair value hierarchy (in thousands).

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2018 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
U.S. Agency securities	$7,529	$—	$7,529	$—
Municipal securities	13,181	—	13,181	—
Corporate bonds	36,494	—	36,494	—
U.S. Agency mortgage-backed securities	89,527	—	89,527	—
Fair value swap asset	257	—	257	—
Fair value swap liability	(257)	—	(257)	—

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2017 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
U.S. Agency securities	$6,572	$—	$6,572	$—
Municipal securities	7,036	—	7,036	—
Corporate bonds	35,784	—	35,784	—
U.S. Agency mortgage-backed securities	79,746	—	79,746	—
Fair value swap asset	92	—	92	—
Fair value swap liability	(92)	—	(92)	—

Assets Measured and Recorded on a Non-Recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At December 31, 2018, impaired loans with a carrying value of $11,000 were reduced by a specific valuation allowance totaling $11,000 resulting in a net fair value of zero. At December 31, 2017, impaired loans with a carrying value of $1.8 million were reduced by a specific valuation allowance totaling $909,000 resulting in a net fair value of $851,000.

Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS  – (continued)

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2018 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$—	$—	$—	$—
Other real estate owned	157	—	—	157

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2017 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$851	$—	$—	$851
Other real estate owned	18	—	—	18

December 31, 2018	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$—	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	100% (100)%
Other real estate owned	157	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	0% to 39% (8)%
			Liquidation expenses	21% to 195% (40)%

December 31, 2017	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$851	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	21% to 75% (54)%
Other real estate owned	18	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	16% to 64% (29)%
			Liquidation expenses	2% to 206% (79)%

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

15.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash and cash equivalents, bank owned life insurance, regulatory stock, accrued interest receivable and payable, deposits with no stated maturities, and short term borrowings have fair values which approximate the recorded carrying values. The fair value measurements for all of these financial instruments are Level 1 measurements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS  – (continued)

The estimation methodologies used, the fair values based on US GAAP measurements, and recorded carrying values at December 31, 2018 and 2017, for the remaining financial instruments not recorded at fair value on a recurring basis were as follows:

	AT DECEMBER 31, 2018
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	40,760	40,324	—	37,398	2,926
Loans held for sale	847	871	871	—	—
Loans, net of allowance for loan loss and unearned income	853,611	836,122	—	—	836,122
FINANCIAL LIABILITIES:
Deposits with stated maturities	277,505	277,010	—	—	277,010
All other borrowings	67,148	69,692	—	—	69,692

	AT DECEMBER 31, 2017
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	38,752	38,811	—	35,859	2,952
Loans held for sale	3,125	3,173	3,173	—	—
Loans, net of allowance for loan loss and unearned income	879,419	873,784	—	—	873,784
FINANCIAL LIABILITIES:
Deposits with stated maturities	259,297	260,153	—	—	260,153
All other borrowings	66,617	69,684	—	—	69,684

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

16.  INCOME TAXES

The Tax Cuts and Jobs Act, enacted on December 22, 2017 lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The expense for income taxes is summarized below:

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS)
Current	$(1,051)	$1,044	$483
Deferred	2,665	1,679	414
Change in corporate tax rate	—	2,624	—
Income tax expense	$1,614	$5,347	$897

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  INCOME TAXES  – (continued)

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2018		2017		2016
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense based on federal statutory rate	$1,970	21.0%	$2,938	34.0%	$1,090	34.0%
Tax exempt income	(131)	(1.4)	(283)	(3.3)	(255)	(7.9)
Other	(225)	(2.4)	68	0.8	62	1.9
Change in corporate tax rate	—	—	2,624	30.4	—	—
Total expense for income taxes	$1,614	17.2%	$5,347	61.9%	$897	28.0%

The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2018	2017
	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$1,821	$2,145
Unfunded commitment reserve	187	192
Unrealized investment security losses	374	87
Premises and equipment	1,056	804
Accrued pension obligation	144	948
Alternative minimum tax credits	—	1,724
Other	255	219
Total tax assets	3,837	6,119
DEFERRED TAX LIABILITIES:
Investment accretion	(90)	(33)
Other	(110)	(123)
Total tax liabilities	(200)	(156)
Net deferred tax asset	$3,637	$5,963

At December 31, 2018 and 2017, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize these assets.

As a result of the Tax Cuts and Jobs Act, the Company’s AMT tax credits that are not used to reduce regular taxes are eligible for a 50% refund in 2018 to 2020 and a 100% refund in 2021. Due to this change, the AMT tax credit was reclassified to other assets in 2018 and amounted to approximately $287,000 at December 31, 2018.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  INCOME TAXES  – (continued)

The change in net deferred tax assets and liabilities consist of the following:

	YEAR ENDED DECEMBER 31,
	2018	2017
	(IN THOUSANDS)
Unrealized gains recognized in comprehensive income	$288	$53
Pension obligation of the defined benefit plan not yet recognized in income	51	(442)
Deferred provision for income taxes	(2,665)	(1,679)
Change in corporate tax rate	—	(2,624)
Net decrease	$(2,326)	$(4,692)

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

17.  EMPLOYEE BENEFIT PLANS

PENSION PLANS:

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Effective January 1, 2013, the Company implemented a soft freeze of its defined benefit pension plan for non-union employees. A soft freeze means that all existing employees as of December 31, 2012 will remain in the defined benefit pension plan but any new non-union employees hired after January 1, 2013 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401K program. The Company implemented a similar soft freeze of its defined benefit pension plan for union employees effective January 1, 2014. The Company executed these changes to help reduce its pension costs in future years. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of the Company’s common stock valued at $1.2 million and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31, 2018.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  EMPLOYEE BENEFIT PLANS  – (continued)

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2018	2017
	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$41,013	$38,637
Service cost	1,482	1,516
Interest cost	1,273	1,292
Actuarial (gain) loss	823	1,588
Special/contractual termination benefits	63	—
Benefits paid	(3,560)	(2,020)
Benefit obligation at end of year	41,094	41,013
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	37,100	30,671
Actual return on plan assets	(1,062)	4,949
Employer contributions	6,000	3,500
Benefits paid	(3,560)	(2,020)
Fair value of plan assets at end of year	38,478	37,100
Funded status of the plan	$(2,616)	$(3,913)

	YEAR ENDED DECEMBER 31,
	2018	2017
	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$18,461	$15,326
Total	$18,461	$15,326

	YEAR ENDED DECEMBER 31,
	2018	2017
	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$37,695	$37,594

The weighted-average assumptions used to determine benefit obligations at December 31, 2018 and 2017 were as follows:

	YEAR ENDED DECEMBER 31,
	2018	2017
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	4.28%	3.63%
Salary scale	2.50	2.50

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  EMPLOYEE BENEFIT PLANS  – (continued)

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,482	$1,516	$1,468
Interest cost	1,273	1,292	1,430
Expected return on plan assets	(2,798)	(2,539)	(2,275)
Special termination benefit liability	63	—	—
Recognized net actuarial loss	1,548	1,454	1,333
Net periodic pension cost	$1,568	$1,723	$1,956

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS:
Net (gain) loss	$4,683	$(822)	$6,505
Recognized loss	(1,548)	(1,454)	(1,333)
Total recognized in other comprehensive loss before tax effect	$3,135	$(2,276)	$5,172
Total recognized in net benefit cost and other comprehensive loss before tax effect	$4,703	$(553)	$7,128

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $1,610,000.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016 were as follows:

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	3.63%	4.12%	4.20%
Expected return on plan assets	7.50	7.75	7.75
Rate of compensation increase	2.50	2.50	2.50

The Company has assumed a 7.50% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 15 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 60% of plan assets.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  EMPLOYEE BENEFIT PLANS  – (continued)

PLAN ASSETS:

The plan’s measurement date is December 31, 2018. This plan’s asset allocations at December 31, 2018 and 2017, by asset category are as follows:

	YEAR ENDED DECEMBER 31,
	2018	2017
ASSET CATEGORY:
Cash and cash equivalents	49%	—%
Domestic equities	7	12
Mutual funds/ETFs	42	82
International equities	—	4
Corporate bonds	2	2
Total	100%	100%

The major categories of assets in the Company’s Pension Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2018	2017
	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$18,939	$44
Domestic equities	2,841	4,340
Mutual funds/ETFs	15,808	30,470
International equities	—	1,322
Level 2:
Corporate bonds	890	924
Total fair value of plan assets	$38,478	$37,100

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

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  EMPLOYEE BENEFIT PLANS  – (continued)

market value of the plan assets (at December 31, 2018, 3.1% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

The Company presently expects that the contribution to be made to the Plan in 2019 will be approximately $2.0 million.

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid.

YEAR:	ESTIMATED FUTURE BENEFIT PAYMENTS
(IN THOUSANDS)
2019	$2,974
2020	3,362
2021	3,100
2022	3,661
2023	3,357
Years 2024 – 2028	15,340

401(k) PLAN:

The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 2% of contribution up to a maximum of 1%. The Company also contributes 4% of salaries for union members who are in the plan. Effective January 1, 2013, any new non-union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 6% of contribution up to a maximum of 3%. Effective January 1, 2014, any new union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match dollar for dollar up to a maximum of 4%. Contributions by the Company charged to operations were $503,000, $469,000 and $447,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The fair value of plan assets includes $1.2 million pertaining to the value of the Company’s common stock and Trust Preferred securities that are held by the plan at December 31, 2018.

Except for the above benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

18.  LEASE COMMITMENTS

The Company’s obligation for future minimum lease payments on operating leases at December 31, 2018, is as follows:

YEAR:	FUTURE MINIMUM LEASE PAYMENTS
(IN THOUSANDS)
2019	$409
2020	406
2021	350
2022	347
2023	345
2024 and thereafter	1,649

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  LEASE COMMITMENTS  – (continued)

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance. Rent expense included in total non-interest expense amounted to $415,000, $571,000 and $767,000, in 2018, 2017, and 2016, respectively.

19.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral which secures these types of commitments is the same as for other types of secured lending such as accounts receivable, inventory, fixed assets, and real estate.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2018, the Company had various outstanding commitments to extend credit approximating $177.8 million and standby letters of credit of $16.7 million, compared to commitments to extend credit of $165.1 million and standby letters of credit of $10.0 million at December 31, 2017. Standby letters of credit had terms ranging from 1 to 5 years with annual extension options available. Standby letters of credit of approximately $11.0 million were secured as of December 31, 2018 and approximately $5.1 million at December 31, 2017. The carrying amount of the liability for AmeriServ obligations related to unfunded commitments and standby letters of credit was $889,000 at December 31, 2018 and $915,000 at December 31, 2017.

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

20.  PREFERRED STOCK

SBLF:

On August 11, 2011, pursuant to the Small Business Lending Fund (SBLF), the Company issued and sold to the US Treasury 21,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E Preferred Stock) for the aggregate proceeds of $21 million. The SBLF was a voluntary program sponsored by the US Treasury that encouraged small business lending by providing capital to qualified community banks at

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  PREFERRED STOCK  – (continued)

favorable rates. The Company used the proceeds from the Series E Preferred Stock issued to the US Treasury to repurchase all 21,000 shares of its outstanding preferred shares previously issued to the US Treasury under the Capital Purchase Program.

On January 27, 2016, we redeemed the Series E Preferred Stock, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends, after receiving approval of our federal banking regulator and the US Treasury.

21.  STOCK COMPENSATION PLANS

The Company uses the modified prospective method for accounting for stock-based compensation and recognized $17,000 of pretax compensation expense for the year 2018, $20,000 in 2017 and $31,000 in 2016.

During 2011, the Company’s Board adopted, and its shareholders approved, the AmeriServ Financial, Inc. 2011 Stock Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 800,000 shares of common stock. This Plan replaced the expired 2001 Stock Option Plan. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company and its affiliates, as selected by the compensation committee of the Board. The option price at which a granted stock option may be exercised will not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, options vest over a three year period and become exercisable in equal installments over the vesting period. At times, options with a one year vesting period may also be issued.

A summary of the status of the Company’s Stock Incentive Plan at December 31, 2018, 2017, and 2016, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31
	2018		2017		2016
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	360,721	$2.85	417,566	$2.76	470,449	$2.74
Granted	5,000	4.22	17,500	3.96	54,000	3.03
Exercised	(24,408)	2.49	(64,112)	2.49	(32,661)	2.27
Forfeited	(5,000)	1.92	(10,233)	3.10	(74,222)	3.04
Outstanding at end of year	336,313	2.91	360,721	2.85	417,566	2.76
Exercisable at end of year	307,814	2.86	308,301	2.79	328,062	2.69
Weighted average fair value of options granted in current year		$0.56		$1.12		$0.93

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  STOCK COMPENSATION PLANS  – (continued)

A total of 307,814 of the 336,313 options outstanding at December 31, 2018, are exercisable and have exercise prices between $1.70 and $4.00, with a weighted average exercise price of $2.86 and a weighted average remaining contractual life of 4.49 years. The remaining 28,499 options that are not yet exercisable have exercise prices between $2.96 and $4.22, with a weighted average exercise price of $3.49 and a weighted average remaining contractual life of 8.11 years. The fair value of each option grant is estimated on the date of grant using the Binomial or Black-Scholes option pricing model with the following assumptions used for grants in 2018, 2017, and 2016.

	YEAR ENDED DECEMBER 31
PRICING MODEL ASSUMPTION RANGES	2018	2017	2016
Risk-free interest rate	3.13%	2.23 – 2.38%	1.56 – 1.73%
Expected lives in years	10	10	10
Expected volatility	15.59%	28.09 – 28.84%	29%
Expected dividend rate	1.90%	1.50%	1.35 – 1.81%

The intrinsic value of stock options exercised was $42,000, $91,000, and $26,000 in 2018, 2017, and 2016, respectively.

22.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the periods ending December 31, 2018, 2017, and 2016 (in thousands):

	YEAR ENDING DECEMBER 31, 2018			YEAR ENDING DECEMBER 31, 2017			YEAR ENDING DECEMBER 31, 2016
	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(327)	$(12,623)	$(12,950)	$(171)	$(11,406)	$(11,577)	$808	$(8,363)	$(7,555)
Reclassification of certain income tax effects from accumulated other comprehensive loss	—	—	—	(53)	(2,078)	(2,131)	—	—	—
Other comprehensive income (loss) before reclassifications	(1,429)	(1,416)	(2,845)	(27)	1,071	1,044	(862)	(3,563)	(4,425)
Amounts reclassified from accumulated other comprehensive loss	347	1,223	1,570	(76)	(210)	(286)	(117)	520	403
Net current period other comprehensive loss	(1,082)	(193)	(1,275)	(156)	(1,217)	(1,373)	(979)	(3,043)	(4,022)
Ending balance	$(1,409)	$(12,816)	$(14,225)	$(327)	$(12,623)	$(12,950)	$(171)	$(11,406)	$(11,577)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  ACCUMULATED OTHER COMPREHENSIVE LOSS  – (continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the periods ending December 31, 2018, 2017, and 2016 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	YEAR ENDING DECEMBER 31, 2018	YEAR ENDING DECEMBER 31, 2017	YEAR ENDING DECEMBER 31, 2016	Affected line item in the statement of operations
Realized (gains) losses on sale of securities	$439	$(115)	$(177)	Net realized (gains) losses on investment securities
	(92)	39	60	Provision for income taxes
	$347	$(76)	$(117)	Net of tax
Amortization of estimated defined benefit pension plan loss(2)	$1,548	$(318)	$788	Other expense
	(325)	108	(268)	Provision for income taxes
	$1,223	$(210)	$520	Net of tax
Total reclassifications for the period	$1,570	$(286)	$403	Net income

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 17 for additional details).

23.  INTANGIBLE ASSETS

The Company’s Consolidated Balance Sheets show both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). Goodwill has an indefinite life and is not amortized. Instead such intangible is evaluated for impairment at the reporting unit level at least annually. Any resulting impairment would be reflected as a non-interest expense. Of the Company’s goodwill of $11.9 million, $9.5 million is allocated to the retail banking segment and $2.4 million relates to the WCCA acquisition which is included in the trust segment. The balance of the Company’s goodwill at December 31, 2018 and 2017 was $11.9 million.

24.  DERIVATIVE HEDGING INSTRUMENTS

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

To accommodate the needs of our customers and support the Company’s asset/liability positioning, we may enter into interest rate swap agreements with customers and a large financial institution that specializes in these types of transactions. These arrangements involve the exchange of interest payments based on the notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into offsetting fixed rate swaps with Pittsburgh National Bank (PNC). In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay PNC the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  DERIVATIVE HEDGING INSTRUMENTS  – (continued)

allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. For the years ended December 31, 2018 and 2017, the Company received $25,000 and $138,000, respectively, in fees on the interest rate swap transactions.

The following table summarizes the interest rate swap transactions that impacted the Company’s 2018 and 2017 performance.

	DECEMBER 31, 2018
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
Swap assets	Fair Value	$19,824,565	4.31%	Monthly	$(40,893)
Swap liabilities	Fair Value	(19,824,565)	(4.31)	Monthly	40,893
Net exposure		—	—		—

	DECEMBER 31, 2017
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
Swap assets	Fair Value	$16,948,686	3.47%	Monthly	$(110,778)
Swap liabilities	Fair Value	(16,948,686)	(3.47)	Monthly	110,778
Net exposure		—	—		—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, with the Board of Directors approved hedging policy. The Company had no caps or floors outstanding at December 31, 2018 and 2017.

25.  SEGMENT RESULTS

The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The Company’s major business units include retail banking, commercial banking, wealth management, and investment/parent. The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment. The key performance measure the Company focuses on for each business segment is net income contribution.

Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial banking to businesses includes commercial loans, business services, and CRE loans. The wealth management segment includes the Trust Company, West Chester Capital Advisors (WCCA), our registered investment advisory firm, and financial services. Wealth management activities include personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial services include the sale of mutual funds, annuities, and

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.  SEGMENT RESULTS  – (continued)

insurance products. The wealth management businesses also include the union collective investment funds, primarily the ERECT funds which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the Consolidated Statements of Operations were as follows:

	YEAR ENDED DECEMBER 31, 2018
	RETAIL BANKING	COMMERCIAL BANKING	WEALTH MANAGEMENT	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$21,393	$17,802	$71	$(3,772)	$35,494
Credit provision for loan loss	(91)	(509)	—	—	(600)
Non-interest income	4,398	434	9,651	(259)	14,224
Non-interest expense	21,049	9,760	7,382	2,745	40,936
Income (loss) before income taxes	4,833	8,985	2,340	(6,776)	9,382
Income tax expense (benefit)	967	1,797	491	(1,641)	1,614
Net income (loss)	$3,866	$7,188	$1,849	$(5,135)	$7,768
Total assets	$338,355	$628,555	$9,345	$184,425	$1,160,680

	YEAR ENDED DECEMBER 31, 2017
	RETAIL BANKING	COMMERCIAL BANKING	WEALTH MANAGEMENT	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,541	$18,642	$61	$(3,683)	$35,561
Provision for loan loss	122	678	—	—	800
Non-interest income	4,956	414	9,170	105	14,645
Non-interest expense	21,247	9,892	7,094	2,533	40,766
Income (loss) before income taxes	4,128	8,486	2,137	(6,111)	8,640
Income tax expense	1,381	2,642	772	552	5,347
Net income (loss)	$2,747	$5,844	$1,365	$(6,663)	$3,293
Total assets	$350,634	$643,055	$8,703	$165,263	$1,167,655

	YEAR ENDED DECEMBER 31, 2016
	RETAIL BANKING	COMMERCIAL BANKING	WEALTH MANAGEMENT	INVESTMENT/PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$20,860	$18,518	$56	$(5,300)	$34,134
Provision for loan loss	175	3,775	—	—	3,950
Non-interest income	5,281	439	8,749	169	14,638
Non-interest expense	21,704	10,453	7,097	2,361	41,615
Income (loss) before income taxes	4,262	4,729	1,708	(7,492)	3,207
Income tax expense (benefit)	1,252	1,387	581	(2,323)	897
Net income (loss)	$3,010	$3,342	$1,127	$(5,169)	$2,310
Total assets	$354,584	$635,843	$8,133	$155,220	$1,153,780

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.  REGULATORY CAPITAL

The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. For a more detailed discussion see the Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (M.D. & A.).

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2018 and 2017, the Company was categorized as Well Capitalized under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

	AT DECEMBER 31, 2018
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$129,178	13.53%	$115,451	12.14%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	100,258	10.50	105,891	11.14	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	112,130	11.74	105,891	11.14	6.00	8.00
Tier 1 Capital (To Average Assets)	112,130	9.71	105,891	9.28	4.00	5.00

	AT DECEMBER 31, 2017
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$126,276	13.21%	$110,681	11.64%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	95,882	10.03	99,552	10.47	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	107,682	11.26	99,552	10.47	6.00	8.00
Tier 1 Capital (To Average Assets)	107,682	9.32	99,552	8.75	4.00	5.00

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.  REGULATORY CAPITAL  – (continued)

*	Applies to the Bank only.

Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.49% and 7.20% for 2018 and 2017, respectively. See the discussion of the tangible common equity ratio under the Balance Sheet section of the M.D. & A.

27.  PARENT COMPANY FINANCIAL INFORMATION

The parent company functions primarily as a coordinating and servicing unit for all subsidiary entities. Provided services include general management, accounting and taxes, loan review, internal auditing, investment advisory, marketing, insurance, risk management, general corporate services, and financial and strategic planning. The following financial information relates only to the parent company operations:

BALANCE SHEETS

	AT DECEMBER 31,
	2018	2017
	(IN THOUSANDS)
ASSETS
Cash	$100	$100
Short-term investments in money market funds	3,711	4,521
Investment securities available for sale	4,747	5,307
Equity investment in banking subsidiary	103,647	99,408
Equity investment in non-banking subsidiaries	6,745	6,444
Other assets	208	499
TOTAL ASSETS	$119,158	$116,279
LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$12,939	$12,923
Subordinated debt	7,488	7,465
Other liabilities	754	789
TOTAL LIABILITIES	21,181	21,177
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	97,977	95,102
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,158	$116,279

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.  PARENT COMPANY FINANCIAL INFORMATION  – (continued)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,430	$2,315	$2,305
Dividends from banking subsidiary	3,500	2,850	3,000
Dividends from non-banking subsidiaries	1,190	840	650
Interest, dividend and other income	119	163	214
TOTAL INCOME	7,239	6,168	6,169
EXPENSE
Interest expense	1,642	1,642	1,640
Salaries and employee benefits	2,610	2,416	2,314
Other expense	1,733	1,618	1,549
TOTAL EXPENSE	5,985	5,676	5,503
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	1,254	492	666
Benefit for income taxes	(722)	(1,114)	(1,015)
Equity in undistributed earnings of subsidiaries	5,792	1,687	629
NET INCOME	$7,768	$3,293	$2,310
COMPREHENSIVE INCOME (LOSS)	$6,493	$4,051	$(1,712)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.  PARENT COMPANY FINANCIAL INFORMATION  – (continued)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$7,768	$3,293	$2,310
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(5,792)	(1,687)	(629)
Stock compensation expense, net of tax	14	13	20
Other – net	433	1,325	1,463
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,423	2,944	3,164
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(1,002)	(1,002)	(996)
Proceeds from maturity and sales of investment securities – available for sale	1,462	1,699	3,396
NET CASH PROVIDED BY INVESTING ACTIVITIES	460	697	2,400
FINANCING ACTIVITIES
Preferred stock redemption	—	—	(21,000)
Preferred stock dividends paid	—	—	(15)
Purchases of treasury stock	(2,346)	(3,404)	—
Common stock dividends paid	(1,347)	(1,113)	(945)
NET CASH USED IN FINANCING ACTIVITIES	(3,693)	(4,517)	(21,960)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(810)	(876)	(16,396)
CASH AND CASH EQUIVALENTS AT JANUARY 1	4,621	5,497	21,893
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$3,811	$4,621	$5,497

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. The subsidiary Bank had a combined $107,849,000 of restricted surplus and retained earnings at December 31, 2018.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2018 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$12,125	$12,149	$11,603	$11,217
Interest expense	3,346	3,040	2,745	2,469
Net interest income	8,779	9,109	8,858	8,748
Provision (credit) for loan losses	(700)	—	50	50
Net interest income after provision (credit) for loan losses	9,479	9,109	8,808	8,698
Non-interest income	3,322	3,586	3,681	3,635
Non-interest expense	10,392	10,114	10,310	10,120
Income before income taxes	2,409	2,581	2,179	2,213
Provision for income taxes	481	252	435	446
Net income	$1,928	$2,329	$1,744	$1,767
Basic earnings per common share	$0.11	$0.13	$0.10	$0.10
Diluted earnings per common share	0.11	0.13	0.10	0.10
Cash dividends declared per common share	0.020	0.020	0.020	0.015

	2017 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$11,370	$11,187	$11,051	$10,748
Interest expense	2,366	2,250	2,152	2,027
Net interest income	9,004	8,937	8,899	8,721
Provision for loan losses	50	200	325	225
Net interest income after provision for loan losses	8,954	8,737	8,574	8,496
Non-interest income	3,699	3,629	3,755	3,562
Non-interest expense	10,250	10,114	10,317	10,085
Income before income taxes	2,403	2,252	2,012	1,973
Provision for income taxes	3,398	701	623	625
Net income (loss)	$(995)	$1,551	$1,389	$1,348
Basic earnings (loss) per common share	$(0.05)	$0.08	$0.07	$0.07
Diluted earnings (loss) per common share	(0.05)	0.08	0.07	0.07
Cash dividends declared per common share	0.015	0.015	0.015	0.015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AmeriServ Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AmeriServ Financial Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017; the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2019, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ S.R. Snodgrasss, P.C.

Cranberry Township, Pennsylvania
March 5, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AmeriServ Financial, Inc.

Opinion on Internal Control over Financial Reporting

We have audited AmeriServ Financial Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, of the Company, and our report dated March 5, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ S.R. Snodgrasss, P.C.

Cranberry Township, Pennsylvania
March 5, 2019

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2018, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2018, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”. S.R. Snodgrass, P.C., independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Reserve as safety and soundness laws and regulations.

Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2018.

/s/ JEFFREY A. STOPKO Jeffrey A. Stopko President & Chief Executive Officer	/s/ MICHAEL D. LYNCH Michael D. Lynch Senior Vice President & Chief Financial Officer

Johnstown, PA
March 5, 2019

STATEMENT OF MANAGEMENT RESPONSIBILITY

March 5, 2019

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Management Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2018 is included in Item 8.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of shares remaining for issuance under the Company’s outstanding stock incentive plans as of December 31, 2018.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	336,313	$2.91	448,170
Equity compensation plans not approved by security holders	0	0	0
Total	336,313	$2.91	448,170

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

PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2018 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under SEC accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN
3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011.	Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011
3.2	Bylaws, as amended and restated effective June 21, 2018.	Exhibit 3.2 to the Current Report on Form 8-K filed on June 25, 2018
10.1	Employment Agreement, dated April 27, 2015, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2015
10.2	AmeriServ Financial, Inc. 2011 Stock Incentive Plan.	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 21, 2011
10.3	AmeriServ Financial, Inc. Deferred Compensation Plan.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2014
10.4	Employment Agreement, dated February 19, 2016, between AmeriServ Financial, Inc. and Michael D. Lynch.	Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2016
21.1	Subsidiaries of the Registrant.	Attached
23.1	Consent of Independent Registered Public Accounting Firm.	Attached
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached
101	The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.	Attached

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

By:	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President & CEO

Date: March 5, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2019:

/s/ Allan R. Dennison Allan R. Dennison	Chairman Director
/s/ Jeffrey A. Stopko Jeffrey A. Stopko	President & CEO Director	/s/ Michael D. Lynch Michael D. Lynch	SVP & CFO
/s/ J. Michael Adams, Jr. J. Michael Adams, Jr.	Director	/s/ Margaret A. O’Malley Margaret A. O’Malley	Director
/s/ Daniel R. DeVos Daniel R. DeVos	Director	/s/ Mark E. Pasquerilla Mark E. Pasquerilla	Director
/s/ Bruce E. Duke, III Bruce E. Duke, III	Director	/s/ Sara A. Sargent Sara A. Sargent	Director
/s/ Craig G. Ford Craig G. Ford	Director	/s/ Robert L. Wise Robert L. Wise	Director
/s/ Kim W. Kunkle Kim W. Kunkle	Director

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL
BANK OFFICE LOCATIONS

*	Main Office Downtown 216 Franklin Street Johnstown, PA 15901-1911 1-800-837-BANK (2265)
*	Westmont Office 110 Plaza Drive Johnstown, PA 15905-1211
*	University Heights Office 1404 Eisenhower Boulevard Johnstown, PA 15904-3218
*	Eighth Ward Office 1059 Franklin Street Johnstown, PA 15905-4303
*	Carrolltown Office 101 South Main Street Carrolltown, PA 15722-0507
*	Northern Cambria Office 4206 Crawford Avenue Suite 1 Northern Cambria, PA 15714-1342
*	Lovell Park Office 179 Lovell Avenue Ebensburg, PA 15931-1864
*	Nanty Glo Office 1383 Shoemaker Street Nanty Glo, PA 15943-1254
*	Seward Office 1 Roadway Plaza 6858 Route 711 Suite One Seward, PA 15954-3130

*	Windber Office 1501 Somerset Avenue Windber, PA 15963-1745
*	Central City Office 104 Sunshine Avenue Central City, PA 15926-1129
*	Somerset Office 108 W. Main Street Somerset, PA 15501-2035
*	Derry Office 112 South Chestnut Street Derry, PA 15627-1938
*	East Hills Drive Up 1213 Scalp Avenue Johnstown, PA 15904 Pittsburgh Office United Steelworkers Bldg 60 Boulevard of the Allies Suite 100 Pittsburgh, PA 15222-1232
*	North Atherton Office 1857 N. Atherton Street State College, PA 16803-1521
*	Hagerstown Office 12806 Shank Farm Way Hagerstown, MD 21742-2780
*	= 24-Hour ATM Banking Available

REMOTE ATM
BANKING LOCATIONS

**	Main Office, 216 Franklin Street, Johnstown

AMERISERV LOAN PRODUCTION LOCATIONS

Main Office Downtown
216 Franklin Street
Johnstown, PA 15901-1911

Altoona Office
3415 Pleasant Valley Boulevard
Pleasant Valley Shopping Center
Altoona, PA 16602-4321

Hagerstown Office
12806 Shank Farm Way
Hagerstown, MD 21742-2780

Wilkins Township LPO
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

Raymond James & Associates 222 S. Riverside Plaza, 7th Floor Chicago, IL 60606 Telephone: (312) 655-2961

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

J. Michael Adams, Jr.
  Attorney-at-Law
  Mike Adams & Associates, LLC

Allan R. Dennison
  Non-executive Chairman,
  Retired President & Chief
  Executive Officer AmeriServ
  Financial Bank, and
  Non-executive Chairman
  of the Board of all Subsidiaries

Daniel R. DeVos
  Retired President & CEO,
  Concurrent Technologies
  Corporation

Bruce E. Duke, III M.D.
  Retired Surgeon, Conemaugh
  Health Initiatives

Craig G. Ford
  Non-executive Vice Chairman,
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
  General OfficersDirector of
  Marketing & General
  OfficersAlternative Delivery

Michael D. Lynch
  Senior Vice President,
  Chief Financial Officer,
  Chief Investment Officer &
  Chief Risk Officer

James P. Ziance
  Senior Vice President &
  Chief Internal Auditor

Frank E. Adams
  Senior Vice President &
  Chief Loan Review Officer

Anthony M. Gojmerac
  Vice President, Purchasing &
  Facilities Officer

Tammie Slavick
  Vice President,
  Financial-Profitability
  Analysis

Sharon M. Callihan
  Corporate Secretary

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL BANK

Board of Directors

J. Michael Adams, Jr.
  Attorney-at-Law
  Mike Adams & Associates, LLC

Allan R. Dennison
  Non-executive Chairman,
  Retired President & Chief
  Executive Officer AmeriServ
  Financial Bank, and
  Non-executive Chairman of
  the Board of all Subsidiaries

Daniel R. DeVos
  Retired President & CEO,
  Concurrent Technologies
  Corporation

Bruce E. Duke, III, M.D.
  Retired Surgeon, Conemaugh
  Health Initiatives

Craig G. Ford
  Non-executive Vice Chairman,
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

Tara Shaffer
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

Shana Stiles
  Vice President, BSA Assistant
  Corporate Services Manager

Charlene J. Tessari
  Vice President, Application and
  IT Risk Management

Michelle D. Wyandt
  Vice President, Supervisor
  Credit Analysis

AMERISERV FINANCIAL, INC.

AMERISERV TRUST & FINANCIAL SERVICES COMPANY

Board of Directors

J. Michael Adams, Jr.
  Attorney-at-Law
  Mike Adams & Associates, LLC

Allan R. Dennison
  Non-executive Chairman,
  Retired President & Chief
  Executive Officer AmeriServ
  Financial Bank, and
  Non-executive Chairman of the
  Board of all Subsidiaries

Craig G. Ford
  Non-executive Vice Chairman,
  Former President & CEO,
  AmeriServ Financial, Inc.,
  AmeriServ Financial Bank, and
  Non-executive Vice Chairman of
  the Board of all Subsidiaries

Richard W. Bloomingdale
  President, PA AFL-CIO

James T. Huerth
  President & Chief Executive
  Officer AmeriServ Trust &
  Financial Services Company

George B. Kaufman
  Attorney-at-Law

Kim W. Kunkle
  President & CEO,
  Laurel Holdings, Inc.

Mark E. Miller
  Director of Support Services,
  Somerset Hospital & President,
  Pine Grill, Inc.

Margaret A. O’Malley
  Attorney-at-Law
  Yost & O’Malley

Sara A. Sargent
  Owner/President
  The Sargent’s Group

Jeffrey A. Stopko, CPA
  President & Chief Executive
  Officer AmeriServ
   Financial, Inc.
  & AmeriServ Financial Bank

Robert L. Wise
  Retired President,
  Pennsylvania Electric Company,
  GPU Genco, Inc. and GPU
  International, Inc. and GPU
  Energy, Inc.

General Officers

James T. Huerth
  President & Chief Executive Officer

David A. Finui
  Executive Vice President, Director   of Wealth and Capital Management

Nicholas E. Debias, Jr., CTA
  Senior Vice President,
  Senior Wealth Management   Advisor

Bettina D. Fochler
  Senior Vice President, Chief
  Credit Officer

Wayne Kessler
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
  Vice President Risk Management &
  Trust Compliance Officer

Sharon E. Delic
  Vice President, Retirement
  Services Officer

Michael P. Geiser
  Vice President, Trust Operations
  Manager

Dennis E. Hunt
  Vice President, Retirement
  Services Officer

David M. Margetan
  Vice President, Retirement
  Services Officer

Justin F. Maser
  Vice President, Portfolio Manager

Monica M. Papuga
  Vice President, Senior Trust
  Accounting Officer

Scott D. Porterfield
  Vice President, Wealth
  Management Advisor

Trust Company Office Locations

216 Franklin Street
AmeriServ Financial Bank Building
Johnstown, PA 15901-1911

140 South Main Street
Greensburg, PA 15601

WEST CHESTER
CAPITAL ADVISORS

Board of Directors

J. Michael Adams, Jr.
  Attorney-at-Law Mike Adams &
  Associates, LLC

Allan R. Dennison
  Non-executive Chairman,
  Retired President & Chief
  Executive Officer AmeriServ
  Financial Bank, and
  Non-executive Chairman of the
  Board of all Subsidiaries

Craig G. Ford
  Non-executive Vice Chairman,
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
  Financial Officer & Treasurer

Frank J. Lapinsky
  Vice President, Chief
  Administrative Officer & Portfolio   Manager

Mary F. Stanek
  Vice President, Portfolio Manager

Office Location

216 Franklin Street
AmeriServ Financial Bank Building Johnstown, PA 15901-1911