Form 10-Q
period 2019-03-31
AMERISERV FINANCIAL INC /PA/
filed 2019-05-10
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019
☐
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No
Securities registered pursuant to Section 12(b) of the Act:
Title Of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock	ASRV	The NASDAQ Stock Market LLC
8.45% Beneficial Unsecured Securities, Series A (AmeriServ Financial Capital Trust I)	ASRVP	The NASDAQ Stock Market LLC
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 1, 2019
Common Stock, par value $0.01	17,542,676

AmeriServ Financial, Inc.
i

Item 1. Financial Statements
AmeriServ Financial, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Cash and due from depository institutions	$21,675	$27,970
Interest bearing deposits	3,940	2,740
Short-term investments in money market funds	4,056	4,184
Total cash and cash equivalents	29,671	34,894
Investment securities:
Available for sale, at fair value	154,025	146,731
Held to maturity (fair value $40,730 on March 31, 2019 and $40,324 on December 31, 2018)	40,528	40,760
Loans held for sale	619	847
Loans	862,882	862,604
Less: Unearned income	367	322
Allowance for loan losses	8,107	8,671
Net loans	854,408	853,611
Premises and equipment:
Operating lease right-of-use asset	911	—
Financing lease right-of-use asset	3,272	—
Other premises and equipment, net	14,378	13,348
Accrued interest income receivable	3,932	3,489
Goodwill	11,944	11,944
Bank owned life insurance	38,523	38,395
Net deferred tax asset	4,323	3,637
Federal Home Loan Bank stock	4,035	4,520
Federal Reserve Bank stock	2,125	2,125
Other assets	4,988	6,379
TOTAL ASSETS	$1,167,682	$1,160,680
LIABILITIES
Non-interest bearing deposits	$152,695	$150,627
Interest bearing deposits	805,084	798,544
Total deposits	957,779	949,171
Short-term borrowings	30,912	41,029
Advances from Federal Home Loan Bank	48,571	46,721
Operating lease liabilities	928	—
Financing lease liabilities	3,295	—
Guaranteed junior subordinated deferrable interest debentures, net	12,943	12,939
Subordinated debt, net	7,493	7,488
Total borrowed funds	104,142	108,177
Other liabilities	6,700	5,355
TOTAL LIABILITIES	1,068,621	1,062,703
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,643,495 shares issued and 17,540,676 shares outstanding on March 31, 2019; 26,609,811 shares issued and 17,619,303 shares outstanding on December 31, 2018	266	266
Treasury stock at cost, 9,102,819 shares on March 31, 2019 and 8,990,508 shares on December 31, 2018	(81,055)	(80,579)
Capital surplus	145,870	145,782
Retained earnings	48,262	46,733
Accumulated other comprehensive loss, net	(14,282)	(14,225)
TOTAL SHAREHOLDERS’ EQUITY	99,061	97,977
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,167,682	$1,160,680

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three months ended March 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans	$10,418	$9,818
Interest bearing deposits	6	4
Short-term investments in money market funds	69	43
Investment securities:
Available for sale	1,319	1,029
Held to maturity	352	323
Total Interest Income	12,164	11,217
INTEREST EXPENSE
Deposits	2,730	1,781
Short-term borrowings	102	92
Advances from Federal Home Loan Bank	235	186
Financing lease liabilities	30	—
Guaranteed junior subordinated deferrable interest debentures	280	280
Subordinated debt	130	130
Total Interest Expense	3,507	2,469
NET INTEREST INCOME	8,657	8,748
Provision (credit) for loan losses	(400)	50
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	9,057	8,698
NON-INTEREST INCOME
Wealth management fees	2,396	2,426
Service charges on deposit accounts	310	383
Net gains on sale of loans	62	98
Mortgage related fees	44	39
Net realized losses on investment securities	—	(148)
Bank owned life insurance	128	132
Other income	665	705
Total Non-Interest Income	3,605	3,635
NON-INTEREST EXPENSE
Salaries and employee benefits	6,301	6,093
Net occupancy expense	658	670
Equipment expense	361	391
Professional fees	1,120	1,184
Supplies, postage and freight	173	168
Miscellaneous taxes and insurance	277	290
Federal deposit insurance expense	80	162
Other expense	1,323	1,162
Total Non-Interest Expense	10,293	10,120
PRETAX INCOME	2,369	2,213
Provision for income tax expense	491	446
NET INCOME	1,878	1,767

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2019	2018
PER COMMON SHARE DATA:
Basic:
Net income	$0.11	$0.10
Average number of shares outstanding	17,578	18,079
Diluted:
Net income	$0.11	$0.10
Average number of shares outstanding	17,664	18,181
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2019	2018
COMPREHENSIVE INCOME
Net income	$1,878	$1,767
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	(1,835)	1,044
Income tax effect	385	(219)
Unrealized holding gains (losses) on available for sale securities arising during period	1,763	(1,666)
Income tax effect	(370)	350
Reclassification adjustment for (gains) losses on available for sale securities included in net income	—	148
Income tax effect	—	(31)
Other comprehensive loss	(57)	(374)
Comprehensive income	$1,821	$1,393

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
	Three months ended March 31,
	2019	2018
COMMON STOCK
Balance at beginning of period	266	266
New common shares issued for exercise of stock options	—	—
Balance at end of period	266	266
TREASURY STOCK
Balance at beginning of period	(80,579)	(78,233)
Treasury stock, purchased at cost (112,311 and 105,663 shares in 2019 and 2018, respectively)	(476)	(445)
Balance at end of period	(81,055)	(78,678)
CAPITAL SURPLUS
Balance at beginning of period	145,782	145,707
New common shares issued for exercise of stock options (33,684 and 10,817 shares in 2019 and 2018, respectively)	85	28
Stock option expense	3	4
Balance at end of period	145,870	145,739
RETAINED EARNINGS
Balance at beginning of period	46,733	40,312
Net income	1,878	1,767
Cash dividend declared on common stock	(349)	(272)
Balance at end of period	48,262	41,807
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(14,225)	(12,950)
Other comprehensive loss	(57)	(374)
Balance at end of period	(14,282)	(13,324)
TOTAL STOCKHOLDERS’ EQUITY	$99,061	$95,810

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$1,878	$1,767
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(400)	50
Depreciation and amortization expense	450	405
Net amortization of investment securities	66	103
Net realized losses on investment securities – available for sale	—	148
Net gains on loans held for sale	(62)	(98)
Amortization of deferred loan fees	(30)	(35)
Origination of mortgage loans held for sale	(3,866)	(4,061)
Sales of mortgage loans held for sale	4,156	6,441
(Increase) decrease in accrued interest receivable	(443)	48
Decrease in accrued interest payable	(17)	(121)
Earnings on bank owned life insurance	(128)	(132)
Deferred income taxes	532	447
Stock compensation expense	3	4
Net change in operating leases	(4)	—
Other, net	(434)	(1,401)
Net cash provided by operating activities	1,701	3,565
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(9,063)	(13,168)
Purchase of investment securities – held to maturity	—	(855)
Proceeds from sales of investment securities – available for sale	—	4,479
Proceeds from maturities of investment securities – available for sale	3,484	3,695
Proceeds from maturities of investment securities – held to maturity	214	917
Purchase of regulatory stock	(4,104)	(3,924)
Proceeds from redemption of regulatory stock	4,589	4,334
Long-term loans originated	(40,640)	(28,694)
Principal collected on long-term loans	48,654	44,999
Loan participations purchased	(8,399)	(2,000)
Proceeds from sale of other real estate owned	176	12
Purchase of premises and equipment	(1,395)	(77)
Net cash (used in) provided by investing activities	(6,484)	9,718

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
FINANCING ACTIVITIES
Net increase (decrease) in deposit balances	8,608	(3,739)
Net decrease in other short-term borrowings	(10,117)	(12,189)
Principal borrowings on advances from Federal Home Loan Bank	2,850	1,740
Principal repayments on advances from Federal Home Loan Bank	(1,000)	(2,000)
Principal payments on financing lease liabilities	(41)	—
Stock options exercised	85	28
Purchase of treasury stock	(476)	(445)
Common stock dividends	(349)	(272)
Net cash used in financing activities	(440)	(16,877)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,223)	(3,594)
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,894	34,188
CASH AND CASH EQUIVALENTS AT MARCH 31	$29,671	$30,594

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.   Principles of Consolidation
The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 15 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.2 billion that are not reported on the Company’s Consolidated Balance Sheets at March 31, 2019. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.
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
For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
3.   Recent Accounting Pronouncements
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
4.   Adoption of Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) — Targeted Improvements, which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 and its related amendments as of January 1, 2019, which resulted in the recognition of operating and financing right-of-use assets totaling $932,000 and $3.3 million, respectively, as well as operating and financing lease liabilities totaling $932,000 and $3.3 million, respectively. The Company elected to adopt the transition relief provisions from ASU 2018-11 and recorded the impact of adoption as of January 1, 2019, without restating any prior-year amounts or disclosures. The related policy elections made by the Company and the additional lease disclosures can be found in Note 13. There was no cumulative effect adjustment to the opening balance of retained earnings required.
5.   Revenue Recognition
ASU 2014-09, Revenue from Contracts with Customers — Topic 606, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management has determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 80.2% of the total revenue of the Company.
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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-month period ending March 31, 2019 and 2018 (in thousands).
	Three months ended March 31,
	2019	2018
Noninterest income:
In-scope of Topic 606
Wealth management fees	$2,396	$2,426
Service charges on deposit accounts	310	383
Other	420	417
Noninterest income (in-scope of topic 606)	3,126	3,226
Noninterest income (out-of-scope of topic 606)	479	409
Total noninterest income	$3,605	$3,635

6.   Earnings Per Common Share
Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three-month period ending March 31, 2019, options to purchase 12,000 common shares, with an exercise price of  $4.19 to $4.22, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.
	Three months ended March 31,
	2019	2018
	(In thousands, except per share data)
Numerator:
Net income	$1,878	$1,767
Denominator:
Weighted average common shares outstanding (basic)	17,578	18,079
Effect of stock options	86	102
Weighted average common shares outstanding (diluted)	17,664	18,181
Earnings per common share:
Basic	$0.11	$0.10
Diluted	0.11	0.10

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.   Consolidated Statement of Cash Flows
On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds with original maturities of 90 days or less. The Company made no income tax payments in the first three months of 2019 and 2018. The Company made total interest payments of  $3,524,000 in the first three months of 2019 compared to $2,590,000 in the same 2018 period. The Company had $18,000 non-cash transfers to other real estate owned (OREO) in the first three months of 2019 compared to $158,000 non-cash transfers in the same 2018 period. As a result of the adoption of ASU 2016-02, Leases (Topic 842) as of January 1, 2019, the Company had non-cash transactions associated with the recognition of the right-of-use assets and lease liabilities. Specifically, the Company recognized a right-of-use asset and lease liability of  $932,000 related to operating leases and a right-of-use asset and lease liability of  $3.3 million related to financing leases.
8.   Investment Securities
The cost basis and fair values of investment securities are summarized as follows (in thousands):
Investment securities available for sale (AFS):
	March 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$7,606	$3	$(65)	$7,544
US Agency mortgage-backed securities	94,806	983	(537)	95,252
Municipal	13,298	228	(110)	13,416
Corporate bonds	38,334	127	(648)	37,813
Total	$154,044	$1,341	$(1,360)	$154,025

Investment securities held to maturity (HTM):
	March 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$9,764	$137	$(53)	$9,848
Municipal	24,729	341	(151)	24,919
Corporate bonds and other securities	6,035	6	(78)	5,963
Total	$40,528	$484	$(282)	$40,730

Investment securities available for sale (AFS):
	December 31, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$7,685	$4	$(160)	$7,529
US Agency mortgage-backed securities	90,169	516	(1,158)	89,527
Municipal	13,301	114	(234)	13,181
Corporate bonds	37,359	131	(996)	36,494
Total	$148,514	$765	$(2,548)	$146,731

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment securities held to maturity (HTM):
	December 31, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$9,983	$78	$(132)	$9,929
Municipal	24,740	131	(404)	24,467
Corporate bonds and other securities	6,037	13	(122)	5,928
Total	$40,760	$222	$(658)	$40,324

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of  “A.” At March 31, 2019, 58.5% of the portfolio was rated “AAA” as compared to 57.5% at December 31, 2018. Approximately 8.4% of the portfolio was either rated below “A” or unrated at March 31, 2019 as compared to 10.0% at December 31, 2018.
The Company sold no AFS securities during the first quarter of 2019. The Company sold $4.5 million AFS securities in the first quarter of 2018 resulting in $148,000 of gross investment security losses.
The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $118,370,000 at March 31, 2019 and $115,536,000 at December 31, 2018.
The following tables present information concerning investments with unrealized losses as of March 31, 2019 and December 31, 2018 (in thousands):
Total investment securities:
	March 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$—	$—	$5,891	$(65)	$5,891	$(65)
US Agency mortgage-backed securities	—	—	40,841	(590)	40,841	(590)
Municipal	—	—	13,384	(261)	13,384	(261)
Corporate bonds and other securities	12,344	(213)	19,229	(513)	31,573	(726)
Total	$12,344	$(213)	$79,345	$(1,429)	$91,689	$(1,642)

Total investment securities:
	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$244	$(6)	$5,631	$(154)	$5,875	$(160)
US Agency mortgage-backed securities	17,718	(177)	39,983	(1,113)	57,701	(1,290)
Municipal	6,601	(71)	15,880	(567)	22,481	(638)
Corporate bonds and other securities	15,221	(440)	17,038	(678)	32,259	(1,118)
Total	$39,784	$(694)	$78,532	$(2,512)	$118,316	$(3,206)

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 129 positions that are considered temporarily impaired at March 31, 2019. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.
Contractual maturities of securities at March 31, 2019 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at March 31, 2019 is 41.7 months and is lower than the duration at December 31, 2018 which was 44.1 months. The duration remains within our internal established guideline range of 24 to 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.
Total investment securities:
	March 31, 2019
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$1,006	$1,005	$1,000	$953
After 1 year but within 5 years	22,552	22,456	5,192	5,168
After 5 years but within 10 years	44,406	44,189	19,023	19,149
After 10 years but within 15 years	29,382	29,521	9,816	9,971
Over 15 years	56,698	56,854	5,497	5,489
Total	$154,044	$154,025	$40,528	$40,730

9.   Loans
The loan portfolio of the Company consists of the following (in thousands):
	March 31, 2019	December 31, 2018
Commercial:
Commercial and industrial	$157,555	$158,279
Commercial loans secured by owner occupied real estate	86,934	91,905
Commercial loans secured by non-owner occupied real estate	365,281	356,543
Real estate – residential mortgage	235,109	237,964
Consumer	17,636	17,591
Loans, net of unearned income	$862,515	$862,282

Loan balances at March 31, 2019 and December 31, 2018 are net of unearned income of  $367,000 and $322,000, respectively. Real estate-construction loans comprised 3.3% and 3.5% of total loans, net of unearned income at March 31, 2019 and December 31, 2018, respectively.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.   Allowance for Loan Losses
The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three-month period ending March 31, 2019 and 2018 (in thousands).
	Three months ended March 31, 2019
	Balance at December 31, 2018	Charge- Offs	Recoveries	Provision (Credit)	Balance at March 31, 2019
Commercial	$3,057	$—	$5	$(448)	$2,614
Commercial loans secured by non-owner occupied real estate	3,389	(63)	11	36	3,373
Real estate-residential mortgage	1,235	(61)	8	31	1,213
Consumer	127	(82)	18	62	125
Allocation for general risk	863	—	—	(81)	782
Total	$8,671	$(206)	$42	$(400)	$8,107

	Three months ended March 31, 2018
	Balance at December 31, 2017	Charge- Offs	Recoveries	Provision (Credit)	Balance at March 31, 2018
Commercial	$4,298	$(162)	$8	$(160)	$3,984
Commercial loans secured by non-owner occupied real estate	3,666	—	13	(129)	3,550
Real estate-residential mortgage	1,102	(114)	10	269	1,267
Consumer	128	(99)	12	101	142
Allocation for general risk	1,020	—	—	(31)	989
Total	$10,214	$(375)	$43	$50	$9,932

The Company recorded a $400,000 loan loss provision recovery in the first quarter of 2019 compared to a $50,000 provision expense recorded in the first quarter of 2018. The 2019 provision recovery reflects our overall strong asset quality, reduced criticized loans, and lower loan portfolio balances. For the first three months of 2019, the Company experienced net loan charge-offs of  $164,000, or 0.08% of total loans, compared to net loan charge-offs of  $332,000, or 0.15% of total loans, in the first quarter of 2018. Overall, the Company continued to maintain outstanding asset quality as its non-performing assets totaled $1.2 million, or only 0.14% of total loans, at March 31, 2019. The allowance for loan losses provided 694% coverage of non-performing assets, and 0.94% of total loans, at March 31, 2019, compared to 629% coverage of non-performing assets, and 1.00% of total loans, at December 31, 2018.
The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).
	At March 31, 2019
	Commercial	Commercial Loans Secured by Non-Owner Occupied Real Estate	Real Estate- Residential Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$—	$11	$—	$—		$11
Collectively evaluated for impairment	244,489	365,270	235,109	17,636		862,504
Total loans	$244,489	$365,281	$235,109	$17,636		$862,515
Allowance for loan losses:
Specific reserve allocation	$—	$11	$—	$—	$—	$11
General reserve allocation	2,614	3,362	1,213	125	782	8,096
Total allowance for loan losses	$2,614	$3,373	$1,213	$125	$782	$8,107

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2018
	Commercial	Commercial Loans Secured by Non-Owner Occupied Real Estate	Real Estate- Residential Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$—	$11	$—	$—		$11
Collectively evaluated for impairment	250,184	356,532	237,964	17,591		862,271
Total loans	$250,184	$356,543	$237,964	$17,591		$862,282
Allowance for loan losses:
Specific reserve allocation	$—	$11	$—	$—	$—	$11
General reserve allocation	3,057	3,378	1,235	127	863	8,660
Total allowance for loan losses	$3,057	$3,389	$1,235	$127	$863	$8,671

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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
	March 31, 2019
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by non-owner occupied real estate	$11	$11	$—	$11	$33
Total impaired loans	$11	$11	$—	$11	$33

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
	Three months ended March 31,
	2019	2018
Average loan balance:
Commercial	$—	$1,063
Commercial loans secured by non-owner occupied real estate	11	280
Average investment in impaired loans	$11	$1,343
Interest income recognized:
Commercial	$—	$—
Commercial loans secured by non-owner occupied real estate	—	—
Interest income recognized on a cash basis on impaired loans	$—	$—

Management uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized. The first five “Pass” categories are aggregated, while the Pass-6, Special Mention, Substandard and Doubtful categories are disaggregated to separate pools. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due, or for which any portion of the loan represents a specific allocation of the allowance for loan losses are placed in Substandard or Doubtful.
To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of  $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2019 requires review of a minimum range of 50% to 55% of the commercial loan portfolio.
In addition to loan monitoring by the account officer and Loan Review Department, the Company also requires presentation of all credits rated Pass-6 with aggregate balances greater than $2,000,000, all credits rated Special Mention or Substandard with aggregate balances greater than $250,000, and all credits

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$154,114	$1,702	$1,739	$—	$157,555
Commercial loans secured by owner occupied real estate	84,301	1,496	1,137	—	86,934
Commercial loans secured by non-owner occupied real estate	358,806	6,271	193	11	365,281
Total	$597,221	$9,469	$3,069	$11	$609,770

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$154,510	$2,089	$1,680	$—	$158,279
Commercial loans secured by owner occupied real estate	86,997	3,769	1,139	—	91,905
Commercial loans secured by non-owner occupied real estate	349,954	6,316	262	11	356,543
Total	$591,461	$12,174	$3,081	$11	$606,727

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
	March 31, 2019
	Performing	Non-Performing
Real estate – residential mortgage	$233,970	$1,139
Consumer	17,636	—
Total	$251,606	$1,139

	December 31, 2018
	Performing	Non-Performing
Real estate – residential mortgage	$236,754	$1,210
Consumer	17,591	—
Total	$254,345	$1,210

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).
	March 31, 2019
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial	$157,555	$—	$—	$—	$—	$157,555	$—
Commercial loans secured by owner occupied real estate	86,934	—	—	—	—	86,934	—
Commercial loans secured by non-owner occupied real estate	365,281	—	—	—	—	365,281	—
Real estate – residential mortgage	231,558	2,213	753	585	3,551	235,109	—
Consumer	17,463	172	1	—	173	17,636	—
Total	$858,791	$2,385	$754	$585	$3,724	$862,515	$—

	December 31, 2018
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial	$158,279	$—	$—	$—	$—	$158,279	$—
Commercial loans secured by owner occupied real estate	91,905	—	—	—	—	91,905	—
Commercial loans secured by non-owner occupied real estate	355,963	580	—	—	580	356,543	—
Real estate – residential mortgage	232,465	3,651	472	1,376	5,499	237,964	—
Consumer	17,408	153	30	—	183	17,591	—
Total	$856,020	$4,384	$502	$1,376	$6,262	$862,282	$—

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
Management tracks the historical net charge-off activity at each risk rating grade level for the entire commercial portfolio and at the aggregate level for the consumer, residential mortgage and small business portfolios. A historical charge-off factor is calculated utilizing a rolling 12 consecutive historical quarters for the commercial portfolios. This historical charge-off factor for the consumer, residential mortgage and small business portfolios are based on a three-year historical average of actual loss experience.
The Company uses a comprehensive methodology and procedural discipline to maintain an ALL to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The allowance consists of three elements: 1) an allowance

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
11.   Non-performing Assets Including Troubled Debt Restructurings (TDR)
The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):
	March 31, 2019	December 31, 2018
Non-accrual loans
Commercial loans secured by non-owner occupied real estate	$11	$11
Real estate-residential mortgage	1,139	1,210
Total	1,150	1,221
Other real estate owned
Commercial loans secured by owner occupied real estate	—	157
Real estate-residential mortgage	18	—
Total	18	157
TDR’s not in non-accrual	—	—
Total non-performing assets including TDR	$1,168	$1,378
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.14%	0.16%
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
	Three months ended March 31,
	2019	2018
Interest income due in accordance with original terms	$15	$27
Interest income recorded	—	—
Net reduction in interest income	$15	$27

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consistent with accounting and regulatory guidance, the Bank recognizes a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Bank’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan.
The Company had no loans modified as TDRs during the three-month period ending March 31, 2019 and 2018.
All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed. The specific ALL reserve for loans modified as TDR’s was $11,000 as of March 31, 2019 and December 31, 2018.
The Company had no loans that were classified as TDR’s or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2018 and 2017, respectively, and that subsequently defaulted during these reporting periods.
The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.
12.   Federal Home Loan Bank Borrowings
Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):
	At March 31, 2019
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$30,912	2.70%
Advances	2019	11,500	1.53
	2020	16,729	1.74
	2021	9,496	2.28
	2022	7,996	2.81
	2023	2,850	2.65
Total advances		48,571	2.02
Total FHLB borrowings		$79,483	2.29%

	At December 31, 2018
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$41,029	2.62%
Advances	2019	12,500	1.51
	2020	16,729	1.74
	2021	9,496	2.28
	2022	6,996	2.86
	2023	1,000	2.86
Total advances		46,721	1.98
Total FHLB borrowings		$87,750	2.28%

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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.   Lease Commitments
Due to the adoption of ASU 2016-02, Leases (Topic 842), the Company completed a comprehensive review and analysis of all its property contracts. As a result of this review, it was determined that the Company leases eight office locations under both operating and financing leases. Several assumptions and judgments were made when applying the requirements of Topic 842 to the Company’s existing lease commitments, including the allocation of consideration in the contracts between lease and nonlease components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments.
The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Operations when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets. The following table presents the lease cost associated with both operating and financing leases for the three-month period ending March 31, 2019 (in thousands). Total rent expense recorded during the three-month period ended March 31, 2018 was $117,000
Three months ended March 31, 2019
Lease cost
Financing lease cost:
Amortization of right-of-use asset	$64
Interest expense	30
Operating lease cost	29
Total lease cost	$123

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease as of January 1, 2019. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at March 31, 2019.
	Operating	Financing
Weighted-average remaining term (years)	12.4	17.5
Weighted-average discount rate	3.44%	3.59%

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the undiscounted cash flows due related to operating and financing leases as of March 31, 2019, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.
	Operating	Financing
Undiscounted cash flows due:
Within 1 year	$117	$295
After 1 year but within 2 years	118	289
After 2 years but within 3 years	120	276
After 3 years but within 4 years	85	278
After 4 years but within 5 years	69	262
After 5 years	641	3,184
Total undiscounted cash flows	1,150	4,584
Discount on cash flows	(222)	(1,289)
Total lease liabilities	$928	$3,295

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of March 31, 2019, the Company had no leases that had a term of twelve months or less.
14.   Accumulated Other Comprehensive Loss
The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019 and 2018 (in thousands):
	Three months ended March 31, 2019			Three months ended March 31, 2018
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(1,409)	$(12,816)	$(14,225)	$(327)	$(12,623)	$(12,950)
Other comprehensive income (loss) before reclassifications	1,393	(1,739)	(346)	(1,316)	517	(799)
Amounts reclassified from accumulated other comprehensive loss	—	289	289	117	308	425
Net current period other comprehensive income (loss)	1,393	(1,450)	(57)	(1,199)	825	(374)
Ending balance	$(16)	$(14,266)	$(14,282)	$(1,526)	$(11,798)	$(13,324)

(1)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 (in thousands):
	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended March 31, 2019	For the three months ended March 31, 2018	Affected line item in the consolidated statement of operations
Realized loss on sale of securities	$—	$148	Net realized loss on investment securities
	—	(31)	Provision for income tax expense
	$—	$117	Net of tax
Amortization of estimated defined benefit pension plan loss	$366	$390	Other expense
	(77)	(82)	Provision for income tax expense
	$289	$308	Net of tax
Total reclassifications for the period	$289	$425	Net income

(1)
Amounts in parentheses indicate credits.

15.   Regulatory Capital
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital to risk-weighted assets (as defined), tier 1 capital to average assets, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2019, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table (in thousands, except ratios).

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At March 31, 2019
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$129,825	13.37%	$116,107	12.01%	8.00%	10.00%
Common Equity Tier 1 (To Risk Weighted Assets)	101,399	10.44	107,050	11.08	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	113,275	11.67	107,050	11.08	6.00	8.00
Tier 1 Capital (To Average Assets)	113,275	9.87	107,050	9.45	4.00	5.00
	At December 31, 2018
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$129,178	13.53%	$115,451	12.14%	8.00%	10.00%
Common Equity Tier 1 (To Risk Weighted Assets)	100,258	10.50	105,891	11.14	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	112,130	11.74	105,891	11.14	6.00	8.00
Tier 1 Capital (To Average Assets)	112,130	9.71	105,891	9.28	4.00	5.00

*
Applies to the Bank only.

Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.54% at March 31, 2019. See the discussion of the tangible common equity ratio under the “Balance Sheet” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (M.D. & A.).
16.   Derivative Hedging Instruments
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The following table summarizes the interest rate swap transactions that impacted the Company’s first three months of 2019 and 2018 performance.
At March 31, 2019
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$21,744,694	4.79%	MONTHLY	$9,008
SWAP LIABILITIES	FAIR VALUE	(21,744,694)	(4.79)	MONTHLY	(9,008)
NET EXPOSURE		—	—		—

At March 31, 2018
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$16,813,329	3.88%	MONTHLY	$(23,543)
SWAP LIABILITIES	FAIR VALUE	(16,813,329)	(3.88)	MONTHLY	23,543
NET EXPOSURE		—	—		—

The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at March 31, 2019 and 2018.
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The contribution of the major business segments to the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 were as follows (in thousands):
	Three months ended March 31, 2019
	Total revenue	Net income (loss)
Retail banking	$6,674	$1,181
Commercial banking	4,419	1,767
Wealth management	2,417	444
Investment/Parent	(1,248)	(1,514)
Total	$12,262	$1,878

	Three months ended March 31, 2018
	Total revenue	Net income (loss)
Retail banking	$6,139	$706
Commercial banking	4,455	1,560
Wealth management	2,443	508
Investment/Parent	(653)	(1,007)
Total	$12,384	$1,767

18.   Commitments and Contingent Liabilities
The Company had various outstanding commitments to extend credit approximating $214.0 million and $177.8 million along with standby letters of credit of  $16.5 million and $16.7 million as of March 31, 2019 and December 31, 2018, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.
Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.
19.   Pension Benefits
The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities,

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three months ended March 31, 2019 and 2018 were as follows (in thousands):
	Three months ended March 31,
	2019	2018
Components of net periodic benefit cost
Service cost	$374	$409
Interest cost	402	303
Expected return on plan assets	(762)	(711)
Recognized net actuarial loss	366	386
Net periodic pension cost	$380	$387

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
20.   Disclosures about Fair Value Measurements and Financial Instruments
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liability measured and recorded on the Consolidated Balance Sheets on a recurring basis at their fair value as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy (in thousands).
	Fair Value Measurements at March 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$7,544	$—	$7,544	$—
US Agency mortgage-backed securities	95,252	—	95,252	—
Municipal securities	13,416	—	13,416	—
Corporate bonds	37,813	—	37,813	—
Fair value swap asset	210	—	210	—
Fair value swap liability	(210)	—	(210)	—
	Fair Value Measurements at December 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
US Agency securities	$7,529	$—	$7,529	$—
US Agency mortgage-backed securities	89,527	—	89,527	—
Municipal securities	13,181	—	13,181	—
Corporate bonds	36,494	—	36,494	—
Fair value swap asset	257	—	257	—
Fair value swap liability	(257)	—	(257)	—
Assets Measured and Recorded on a Non-Recurring Basis
Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At March 31, 2019 and December 31, 2018, impaired loans with a carrying value of  $11,000 were reduced by a specific valuation allowance totaling $11,000 resulting in a net fair value of zero.
Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.
Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):
	Fair Value Measurements at March 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$—	$—
Other real estate owned	18	—	—	18
	Fair Value Measurements at December 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$—	$—
Other real estate owned	157	—	—	157

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Quantitative Information About Level 3 Fair Value Measurements
March 31, 2019	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Avg)
Impaired loans	$—	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	100% (100)%
Other real estate owned	18	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	43% to 44% (44)% 21% to 24% (21)%
	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Avg)
Impaired loans	$—	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	100% (100)%
Other real estate owned	157	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 39% (8)% 21% to 195% (40)%

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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values based on US GAAP measurements and recorded carrying values at March 31, 2019 and December 31, 2018, for the remaining financial instruments not recorded at fair value on a recurring basis were as follows (in thousands):
	March 31, 2019
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Investment securities – HTM	$40,528	$40,730	$—	$37,807	$2,923
Loans held for sale	619	658	658	—	—
Loans, net of allowance for loan loss and unearned income	854,408	844,344	—	—	844,344
FINANCIAL LIABILITIES:
Deposits with stated maturities	$287,671	$287,582	$—	$—	$287,582
All other borrowings(1)	69,007	72,010	—	—	72,010
	December 31, 2018
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Investment securities – HTM	$40,760	$40,324	$—	$37,398	$2,926
Loans held for sale	847	871	871	—	—
Loans, net of allowance for loan loss and unearned income	853,611	836,122	—	—	836,122
FINANCIAL LIABILITIES:
Deposits with stated maturities	$277,505	$277,010	$—	$—	$277,010
All other borrowings(1)	67,148	69,692	—	—	69,692

(1)
All other borrowings include advances from Federal Home Loan Bank, guaranteed junior subordinated deferrable interest debentures, and subordinated debt.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)
…..2019 FIRST QUARTER SUMMARY OVERVIEW…..AmeriServ reported first quarter 2019 net income of  $1,878,000, or $0.11 per share. This represented a $0.01, or 10.0%, increase in earnings per share from the first quarter of 2018 where net income totaled $1,767,000, or $0.10 per share.
The Company continued to sustain and operate at the higher level of earnings that has recently been experienced. It is encouraging to report this achievement occurred even though we faced the challenges presented by a flattening yield that also at certain times inverted. AmeriServ partners with our community under the premise of Banking for Life for consumers and helping commercial firms grow as well as becoming more efficient in serving our customers in the markets where we are active. Our confidence in our earnings is reflected in the recent announcements of an increased common stock dividend and a new common stock repurchase program.
THREE MONTHS ENDED MARCH 31, 2019 VS. THREE MONTHS ENDED MARCH 31, 2018
.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).
	Three months ended March 31, 2019	Three months ended March 31, 2018
Net income	$1,878	$1,767
Diluted earnings per share	0.11	0.10
Return on average assets (annualized)	0.66%	0.62%
Return on average equity (annualized)	7.84%	7.55%
The Company reported first quarter 2019 net income of  $1,878,000, or $0.11 per diluted common share. This earnings performance was a $111,000, or 6.3%, improvement from the first quarter of 2018 where net income totaled $1,767,000, or $0.10 per diluted common share. The improved earnings in the first quarter of 2019 resulted from a combination of outstanding asset quality and good non-interest expense control.
.....NET INTEREST INCOME AND MARGIN.....The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is effected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the first quarter of 2019 to the first quarter of 2018 (in thousands, except percentages):
	Three months ended March 31, 2019	Three months ended March 31, 2018	$ Change	% Change
Interest income	$12,164	$11,217	$947	8.4%
Interest expense	3,507	2,469	1,038	42.0
Net interest income	$8,657	$8,748	$(91)	(1.0)
Net interest margin	3.24%	3.29%	(0.05)%	N/M

N/M — not meaningful
The Company’s net interest income in the first quarter of 2019 decreased by $91,000, or 1.0%, from the prior year’s first quarter. The Company’s net interest margin of 3.24% for the first quarter of 2019 was five basis points lower than the net interest margin of 3.29% for the first quarter of 2018. The 2019 decrease in net interest income and the reduced net interest margin performance are the result of a lower level of total loans between years. The decrease in the balance of total loans was offset by growth in total investment securities resulting in total average interest earning assets remaining relatively stable between years, increasing modestly by $550,000, or 0.1%. Also contributing to net interest income decreasing was the upward repricing of interest bearing liabilities combined with a higher level of average interest bearing liabilities.

Total investment securities averaged $198 million in the first quarter of 2019 which is $21.2 million, or 12.0%, higher than the $177 million average for the first quarter of 2018. The growth in the investment securities portfolio is the result of the rising interest rate environment experienced during 2018 which provided an attractive market for additional security purchases. Purchases primarily focused on federal agency mortgage backed securities due to the ongoing cash flow that these securities provide. Also, management continued its portfolio diversification strategy through purchases of high quality corporate and taxable municipal securities. Investment security purchases continued during the first quarter of 2019, but were more selective as the market was less favorable as the yield curve flattened and at times became inverted in the short to mid-term portion of the curve. Overall, interest income on investments increased between the first quarter of 2019 and the first quarter of 2018 by $319,000, or 23.6%.
Total loans averaged $860 million in the first quarter of 2019 which is $21.3 million, or 2.4%, lower than the $881 million average for the first quarter of 2018. The impact from total loan payoffs exceeding loan originations that was experienced during most of 2018 was still evident in the total loan portfolio average balance during the first quarter of 2019. Loan payoffs slowed during the first quarter of this year and were matched by loan originations resulting in the total loan portfolio remaining relatively consistent with the year end 2018 level. Even though total average loans decreased since last year, loan interest income increased by $600,000, or 6.1%, between the first quarter of 2019 and last year’s first quarter. The higher loan interest income reflects new loans originating at higher yields as well as the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate in 2018. Overall, total interest income increased by $947,000, or 8.4%, between years.
Total interest expense for the first quarter of 2019 increased by $1.0 million, or 42.0%, when compared to 2018, due to higher levels of both deposit and borrowing interest expense. Deposit interest expense in 2019 was higher by $949,000, or 53.3%, for the first quarter which reflects certain indexed money market accounts repricing upward due to the impact of the Federal Reserve increasing interest rates during 2018. The Company also has experienced increasing market competitive pressure to retain existing deposit customers and attract new customer deposits. Customer product preference changed as well since last year as movement of funds occurred from lower yielding money market accounts into higher yielding certificates of deposits. Overall, total deposits continued to grow for a third consecutive quarter and averaged $969 million in the first quarter of 2019 which was $8.7 million, or 0.9%, higher than the 2018 first quarter average. The Company’s loan to deposit ratio averaged 88.8% in the first quarter of 2019 which we believe indicates that the Company has ample capacity to grow its loan portfolio. The Company experienced an $89,000, or 12.9%, increase in the interest cost for borrowings in the first quarter of 2019 due to the impact that the 2018 increases in the federal funds rate had on the cost of overnight borrowed funds and the replacement of matured FHLB term advances. Also, due to a new accounting pronouncement that became effective January 1, 2019, the Company recognized additional interest expense on its financing property leases. The 2019 first quarter average of FHLB borrowed funds was $62.4 million, which represented a decrease of  $5.7 million, or 8.4%, due to the increase in total average deposits.
The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2019 and 2018 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% is used to compute tax-equivalent interest income and yields. The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended March 31, 2019 and 2018 was $6,000.

Three months ended March 31 (In thousands, except percentages)
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$860,169	$10,424	4.80%	$881,485	$9,824	4.47%
Interest bearing deposits	1,020	6	2.45	1,025	4	1.51
Short-term investment in money market funds	7,773	69	3.55	7,133	43	2.44
Investment securities – AFS	157,112	1,319	3.38	138,027	1,029	2.98
Investment securities – HTM	41,252	352	3.34	39,106	323	3.30
Total investment securities	198,364	1,671	3.37	177,133	1,352	3.05
Total interest earning assets/interest income	1,067,326	12,170	4.57	1,066,776	11,223	4.22
Non-interest earning assets:
Cash and due from banks	21,899			21,859
Premises and equipment	18,128			12,623
Other assets	62,081			62,374
Allowance for loan losses	(8,665)			(10,251)
TOTAL ASSETS	$1,160,769			$1,153,381
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$163,893	$409	1.01%	$133,379	$242	0.74%
Savings	97,851	40	0.17	97,304	40	0.17
Money markets	241,727	674	1.13	253,665	422	0.67
Time deposits	315,389	1,607	2.07	293,858	1,077	1.49
Total interest bearing deposits	818,860	2,730	1.35	778,206	1,781	0.93
Short-term borrowings	15,413	102	2.64	22,261	92	1.64
Advances from Federal Home Loan Bank	46,984	235	2.03	45,838	186	1.64
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Subordinated debt	7,650	130	6.80	7,650	130	6.80
Lease liabilities	4,224	30	2.83	—	—	—
Total interest bearing liabilities/interest expense	906,216	3,507	1.57	867,040	2,469	1.15
Non-interest bearing liabilities:
Demand deposits	150,246			182,215
Other liabilities	7,141			9,170
Shareholders’ equity	97,166			94,956
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,160,769			$1,153,381
Interest rate spread			3.00			3.07
Net interest income/Net interest margin		8,663	3.24%		8,754	3.29%
Tax-equivalent adjustment		(6)			(6)
Net Interest Income		$8,657			$8,748

…..PROVISION FOR LOAN LOSSES.....The Company recorded a $400,000 loan loss provision recovery in the first quarter of 2019 as compared to a $50,000 provision expense recorded in the first quarter of 2018. The 2019 provision recovery reflects our overall excellent asset quality, reduced criticized loans and the lower level of total loans outstanding. The Company experienced net loan charge-offs of $164,000, or 0.08% of total loans, in the 2019 first quarter compared to net loan charge-offs of  $332,000, or 0.15% of total loans, in the first quarter of 2018. Overall, the Company continued to maintain outstanding asset quality as its nonperforming assets totaled $1.2 million, or only 0.14% of total loans, at March 31, 2019. In summary, the allowance for loan losses provided 694% coverage of non-performing assets, and was 0.94% of total loans, at March 31, 2019, compared to 629% coverage of non-performing assets, and 1.00% of total loans, at December 31, 2018.
.....NON-INTEREST INCOME.....Non-interest income for the first quarter of 2019 totaled $3.6 million and decreased $30,000, or 0.8%, from the first quarter 2018 performance. Factors contributing to this lower level of non-interest income for the quarter included:
*
There was no investment security sale activity during the first quarter of 2019 after the Company recognized a $148,000 loss in the first quarter of 2018 from the sale of several low balance, low yielding securities;

*
a $73,000 decrease in revenue from deposit service charges due to a reduced level of overdraft fee income as the bank is no longer charging a fee on overdrafts that result from signature based point of sale debit card transactions;

*
a $36,000 decrease in net gains on loans sold into the secondary market due to lower residential mortgage loan production in the first quarter of 2019; and

*
a $30,000 reduction in wealth management fees after the equity market declined late in 2018 and negatively impacted market values for assets under management in the first quarter of this year.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first quarter of 2019 totaled $10.3 million and increased by $173,000, or only 1.7%, from the prior year’s first quarter. Factors contributing to the higher level of non-interest expense for the quarter included:
*
a $208,000 increase in salaries & benefits expense due to annual merit increases, four additional employees hired at our new financial banking center in Hagerstown, Maryland and higher health care costs. These increased expenses more than offset reduced levels of pension expense and incentive compensation;

*
a $161,000 increase in other expenses due to additional costs related to the redesign of the improved Company website and an increase to the unfunded commitment reserve;

*
an $82,000 decrease in FDIC insurance cost due to a reduction to our deposit insurance assessment;

*
a $64,000 decrease in professional fees due to reduced costs from other professional services and lower legal fees, and;

*
a combined $42,000 reduction in occupancy & equipment costs is primarily attributable to the Company’s ongoing efforts to carefully manage and contain non-interest expense.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of  $491,000, or an effective tax rate of 20.7%, in the first quarter of 2019. This compares to an income tax expense of $446,000, or an effective tax rate of 20.1%, for the first quarter of 2018.
…..SEGMENT RESULTS.….Retail banking’s net income contribution was $1,181,000 in the first quarter of 2019 which was up by $475,000 from the net income contribution for the same 2018 period. The increase reflects a higher level of net interest income as the funding benefit for deposits provided by this segment improved. This funding benefit more than offset the impact of lower residential mortgage lending production and the immediate upward repricing of money market deposit accounts because of the increases to the Federal Funds Rate. Retail banking was positively impacted by the lower level of non-interest expense due to the lower FDIC insurance expense and the Company’s ongoing focus to reduce and control costs which resulted in lower occupancy & equipment expenses. The Retail banking segment also benefitted from the recognition of a loan loss provision recovery in 2019. Slightly offsetting these favorable items was non-interest income decreasing due to the lower deposit service charge income and the decrease to net gains on loan sales into the secondary market.
The commercial banking segment reported net income of  $1,767,000 in the first quarter of 2019 which was higher by $207,000 compared to the first quarter of 2018. The higher level of net income was due to the loan loss provision recovery that resulted from our outstanding asset quality and the lower level of total commercial & industrial and commercial real estate loans in the portfolio. The provision recovery more than offset the negative impact from loan interest income not increasing by as much that it otherwise could have because of the lower volume of the total commercial loan portfolio. However, new loans did originate at higher yields and existing loans tied to LIBOR or the prime rate repriced upward as both of these indices moved up with the Federal Reserve’s fed funds interest rate increases. Also, negatively impacting net income was total employee costs increasing due to a higher level of full time equivalent employees in the commercial banking segment.
The wealth management segment reported net income of  $444,000 in the first quarter of 2019 which was $64,000 lower than the same period for 2018. The decrease is due to wealth management fees decreasing as this segment was negatively impacted by decreased market values for assets under management after the equity markets declined late in the fourth quarter of 2018. Slightly offsetting this unfavorable item was lower professional fees due to lower legal fees and costs for other professional services. Wealth management continues to be an important strategic focus of the Company.
The investment/parent segment reported a net loss of  $1,514,000 in the first quarter of 2019 which is a greater loss by $507,000 since the first quarter of 2018. The increased loss was the result of overnight borrowed funds having a higher cost due to the increase to national interest rates during 2018 and the immediate impact that the rising interest rate environment has on overnight borrowed funds. Additionally, maturing FHLB term advances repriced upward through 2018 and during the first quarter of 2019.
.....BALANCE SHEET.....The Company’s total consolidated assets were $1.17 billion at March 31, 2019, which increased by $7.0 million, or 0.6%, from the December 31, 2018 asset level. This change was driven by an increased level of investment securities and fixed assets. Specifically, total investment securities grew by $7.1 million, or 3.8%, and as a result of the adoption of ASU 2016-02, Leases (Topic 842), the Company reported $4.2 million of right of use assets within the fixed assets line of the Consolidated Balance Sheet at March 31, 2019. These increases were partially offset by a reduction of total cash and cash equilvalents of  $5.2 million, or 15.0%.
Total deposits increased by $8.6 million, or 0.9% in the first three months of 2019. As of March 31, 2019, the 25 largest depositors represented 21.8% of total deposits, which is a slight decrease from December 31, 2018 when it was 22.7%. Total borrowings have decreased by $4.0 million, or 3.7%, since year-end 2018. The decrease in borrowed funds occurred in short term borrowings as a result of the increase in total deposits. The decrease in short term borrowings more than offset increases in FHLB term advances and lease liabilities. Specifically, total FHLB term advances increased by $1.9 million, or 4.0%, and totaled $49 million. The Company has utilized these term advances to help manage interest rate risk and favorably position our balance sheet for a rising rate environment. In addition, the Company reported $4.2 million of lease liabilities as a result of the adoption of ASU 2016-02, Leases (Topic 842). The Company’s total shareholders’ equity increased by $1.1 million over the first three months of 2019 due to the retention of earnings more than offsetting our common stock dividend payment to shareholders and the impact of our common stock buyback program.
The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.37%, and a common equity tier 1 capital ratio of 10.44% at March 31, 2019. (See the discussion of the Basel III capital requirements under the “Capital Resources” section.) As of March 31, 2019, the Company’s book value per common share was $5.65 and its tangible book value per common share was $4.97 (non-gaap). Both of these ratios improved by $0.09 per common share when compared to December 31, 2018. The tangible common equity to tangible assets ratio was 7.54% (non-gaap) at March 31, 2019 and improved by five basis points when compared to December 31, 2018.

The tangible common equity ratio and tangible book value per share are considered to be non-gaap measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The following table sets forth the calculation of the Company’s tangible common equity ratio at March 31, 2019 and December 31, 2018 (in thousands, except ratio):
	March 31, 2019	December 31, 2018
Total shareholders’ equity	$99,061	$97,977
Less: Goodwill	11,944	11,944
Tangible equity	87,117	86,033
Total assets	1,167,682	1,160,680
Less: Goodwill	11,944	11,944
Tangible assets	1,155,738	1,148,736
Tangible common equity ratio	7.54%	7.49%
Total shares outstanding	17,540,676	17,619,303
Tangible book value per share	4.97%	4.88%
.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):
	March 31, 2019	December 31, 2018	March 31, 2018
Total accruing loan delinquency (past due 30 to 89 days)	$2,568	$4,752	$8,155
Total non-accrual loans	1,150	1,221	1,989
Total non-performing assets including TDR*	1,168	1,378	2,157
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.30%	0.55%	0.93%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.13	0.14	0.23
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.14	0.16	0.25
Non-performing assets as a percentage of total assets	0.10	0.12	0.19
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.08	0.11	0.15
Annualized provision (credit) for loan losses	(0.19)	(0.07)	0.02
Total classified loans (loans rated substandard or doubtful)	$4,219	$4,302	$4,355

*
Non-performing assets are comprised of  (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

Overall, the Company continued to maintain strong asset quality in the first three months of 2019 as evidenced by low levels of non-accrual loans, non-performing assets, classified loans, and loan delinquency levels that continue to be below 1% of total loans. We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2019, the 25 largest credits represented 26.1% of total loans outstanding, which represents a slight decrease from the first quarter of 2018 when it was 26.4%.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):
	March 31, 2019	December 31, 2018	March 31, 2018
Allowance for loan losses	$8,107	$8,671	$9,932
Allowance for loan losses as a percentage of each of the following:
total loans, net of unearned income	0.94%	1.00%	1.14%
total accruing delinquent loans (past due 30 to 89 days)	315.69	182.47	121.79
total non-accrual loans	704.96	710.16	499.35
total non-performing assets	694.09	629.25	460.45
The Company recorded a $400,000 loan loss provision recovery in the first three months of 2019 compared to a $50,000 provision expense for loan losses in the first three months of 2018 that resulted in a positive change of  $450,000 between periods. The loan loss provision recovery in 2019 reflects our overall strong asset quality, reduced criticized loans, and lower loan portfolio balances.
.....LIQUIDITY.....The Company’s liquidity position has been strong during the last several years. Our core retail deposit base has been more than adequate to fund the Company’s operations. Payments and prepayments from the loan portfolios, as well as, cash flow from maturities, prepayments and amortization of securities were also used to help fund new loan originations. We strive to operate our loan to deposit ratio in a range of 80% to 100%. For the first three months of 2019, the Company’s loan to deposit ratio has averaged 88.76%. We expect our loan to deposit ratio to grow moderately through the remainder of 2019.
Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $5.2 million from December 31, 2018 to March 31, 2019, due to $6.5 million of net cash used in investing activities and $0.4 million of net cash used by financing activities more than offsetting $1.7 million of net cash provided by operating activities. Within investing activities, cash advanced for new loan fundings and loan participation purchases was $49.0 million, which was $0.4 million higher than the $48.6 million of cash received from loan principal payments. Also cash utilized for new investment security purchases totaled $9.1 million exceeded cash provided from investment security maturities and sales of  $3.7 million. Within financing activities, short term borrowed funds decreased by $10.1 million while total deposit balances increased by $8.6 million. Within operating activities, sales of residential mortgage loans of  $4.2 million offset new residential mortgage loan originations of  $3.9 million. At March 31, 2019, the Company had immediately available $354 million of overnight borrowing capacity at the FHLB and $35 million of unsecured federal funds lines with correspondent banks.
The holding company had $8.1 million of cash, short-term investments, and investment securities at March 31, 2019. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At March 31, 2019, our subsidiary Bank had $8.1 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has strong liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, its increased common stock dividend, and support the common stock repurchase program.
.....CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.44%, the tier 1 capital ratio was 11.67%, and the total capital ratio was 13.37% at March 31, 2019. The Company’s tier 1 leverage ratio was 9.87% at March 31, 2019. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2019. Capital generated from earnings will be utilized to pay the common stock cash dividend, fund the stock repurchase program, and will also support controlled balance sheet growth. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration which stood at 335% of regulatory capital at March 31, 2019.

The Basel III capital standards establish the minimum capital levels in addition to the well capitalized requirements under the federal banking regulations prompt corrective action. Under the Basel III capital standards, the minimum capital ratios are:
Minimum capital ratio
Common equity tier 1 capital to risk-weighted assets	4.5%
Tier 1 capital to risk-weighted assets	6.0
Total capital to risk-weighted assets	8.0
Tier 1 capital to total average consolidated assets	4.0
The capital rules also impose a capital conservation buffer (“CCB”) on top of the three minimum risk-weighted asset ratios listed above. As of January 1, 2019, the CCB has been fully phased-in and is 2.5%. Banking institutions that fail to meet the effective minimum ratios once the CCB is taken into account (that is, 7.0% for common equity tier 1 capital to risk-weighted assets, 8.5% for tier 1 capital to risk-weighted assets and 10.5% for total capital to risk-weighted assets) will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (four quarter trailing net income, net of distributions and tax effects not reflected in net income). The Company and the Bank meet all capital requirements, including the fully phased-in buffer, and continue to be committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a return to our shareholders.
On April 16, 2019, the Company announced that its Board of Directors approved a new common stock repurchase program which calls for AmeriServ Financial Inc. to buy back up to 3%, or approximately 526,000 shares, of its outstanding common stock during the next 12 months. The authorized repurchases will be made from time to time in either the open market or through privately negotiated transactions. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. No assurance can be given that any particular amount of common stock will be repurchased. This buyback program may be modified, extended or terminated by the Board of Directors at any time. At March 31, 2019, the Company had approximately 17.5 million common shares outstanding. In the first quarter of 2019, the Company completed a common stock repurchase program where it bought back 540,000 shares, or 3% of its common stock, over a 9-month period at a total cost of  $2.38 million.
The Company also announced that its Board of Directors declared a $0.025 per share quarterly common stock cash dividend. This new quarterly dividend amount represents a 25% increase from the previous $0.02 per share quarterly dividend. The cash dividend is payable May 20, 2019 to shareholders of record on May 6, 2019. This increased cash dividend represents an approximate 2.5% annualized yield using a recent common stock price of  $4.05 and represents a payout ratio of 22.7% based upon the Company’s reported first quarter 2019 earnings per share of  $0.11.
…..REGULATORY UPDATE…..The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, was enacted into law on May 24, 2018. Most of the changes made by the Act can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets not less than 8% or more than 10% and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. In November 2018, as directed pursuant to the Act, the federal bank regulatory agencies issued proposed rules for a community bank leverage ratio (“CBLR”) for certain community banking organizations. Under the proposed rules, a bank or holding company would be eligible to elect the CBLR framework if the institution had less than $10.0 billion in total consolidated assets, met certain risk-based qualifying criteria and had a CBLR greater than 9%. A qualifying community banking organization that elected to opt in to the CBLR framework would not be subject to risk-based and leverage capital requirements under the Basel III rules. Additionally, the Act requires the enactment of a number of other implementing regulations, the details of which may have a material effect on the ultimate impact of the law. The Company continues to analyze the changes implemented by the Act and further rulemaking from federal banking regulators, but, at this time, does not believe that such changes will materially impact the Company’s business, operations, or financial results.
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
Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	0.4%	14.5%
100bp increase	0.7	9.4
100bp decrease	(1.8)	(16.0)
The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is near neutral in the upward rate shocks due to the impact of the decreasing total loan portfolio balance and the level of overnight borrowed funds on the balance sheet. This is offset by the Company’s short duration investment securities portfolio and scheduled repricing of loans tied to LIBOR or prime. Also, the Company will continue its disciplined approach to price its core deposit in a controlled but competitive manner when interest rates rise. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at a targeted range of 2.25% to 2.50%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.
.....OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $214.0 million and standby letters of credit of  $16.5 million as of March 31, 2019. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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
Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $6.0 million, or 74%, of the total allowance for loan losses at March 31, 2019 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.
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
In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of March 31, 2019, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.
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
ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION
Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At March 31, 2019, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.
.....FORWARD LOOKING STATEMENT.....
THE STRATEGIC FOCUS:
AmeriServ Financial is committed to increasing shareholder value by striving for consistently improving financial performance; providing our customers with products and exceptional service for every step in their lifetime financial journey; cultivating an employee atmosphere rooted in trust, empowerment and growth; and serving our communities through employee involvement and a philanthropic spirit. We will strive to provide our shareholders with consistently improved financial performance; the products, services and know-how needed to forge lasting banking for life customer relationships; a work environment that challenges and rewards staff; and the manpower and financial resources needed to make a difference in the communities we serve. Our strategic initiatives will focus on these four key constituencies:
•
Shareholders — We strive to increase earnings per share; identifying and managing revenue growth and expense reduction; and managing risk. Our goal is to increase value for AmeriServ shareholders by growing earnings per share by 10 percent year-over-year and narrowing the financial performance gap between AmeriServ and its peer banks. We try to return up to 75 percent of earnings to shareholders through a combination of dividends and share repurchases subject to maintaining sufficient capital to support balance sheet growth. We strive to educate our employee base as to the meaning/importance of earnings per share as a performance measure. We will develop a value added combination for increasing revenue and reducing expenses that is rooted in developing and offering high-quality financial products and services; an existing branch network; electronic banking capabilities with 24/7 convenience; and providing truly exceptional customer service. We will explore branch consolidation opportunities and further leverage union affiliated revenue streams, prudently manage the Company’s risk profile to improve asset yields and increase profitability and continue to identify and implement technological opportunities and advancements to drive efficiency for the holding company and its affiliates.

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
Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2019, are effective.
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
Item 1A. Risk Factors
Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Company’s monthly common stock purchases during the first quarter of 2019. All shares are repurchased under Board of Directors authorization.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 – 31, 2019	9,765	$4.20	9,765	102,546
February 1 – 28, 2019	97,255	4.24	97,255	5,291
March 1 – 31, 2019	5,291	4.29	5,291	—
Total	112,311		112,311
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8
(File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on April 23, 2019 (Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on April 24, 2019).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eTensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AmeriServ Financial, Inc. Registrant
Date: May 10, 2019	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: May 10, 2019	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer