Form 10-Q
period 2019-06-30
AMERISERV FINANCIAL INC /PA/
filed 2019-08-12
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 1, 2019
Common Stock, par value $0.01	17,384,355

AmeriServ Financial, Inc.
INDEX
i

Item 1.   Financial Statements
AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Cash and due from depository institutions	$21,609	$27,970
Interest bearing deposits	3,286	2,740
Short-term investments in money market funds	3,246	4,184
Total cash and cash equivalents	28,141	34,894
Investment securities:
Available for sale, at fair value	151,088	146,731
Held to maturity (fair value $40,775 on June 30, 2019 and $40,324 on December 31, 2018)	39,752	40,760
Loans held for sale	1,324	847
Loans	889,170	862,604
Less: Unearned income	413	322
Allowance for loan losses	8,102	8,671
Net loans	880,655	853,611
Premises and equipment:
Operating lease right-of-use asset	890	—
Financing lease right-of-use asset	3,207	—
Other premises and equipment, net	14,809	13,348
Accrued interest income receivable	3,916	3,489
Goodwill	11,944	11,944
Bank owned life insurance	38,652	38,395
Net deferred tax asset	3,710	3,637
Federal Home Loan Bank stock	4,763	4,520
Federal Reserve Bank stock	2,125	2,125
Other assets	5,607	6,379
TOTAL ASSETS	$1,190,583	$1,160,680
LIABILITIES
Non-interest bearing deposits	$158,293	$150,627
Interest bearing deposits	810,187	798,544
Total deposits	968,480	949,171
Short-term borrowings	35,190	41,029
Advances from Federal Home Loan Bank	53,124	46,721
Operating lease liabilities	907	—
Financing lease liabilities	3,253	—
Guaranteed junior subordinated deferrable interest debentures, net	12,947	12,939
Subordinated debt, net	7,499	7,488
Total borrowed funds	112,920	108,177
Other liabilities	7,707	5,355
TOTAL LIABILITIES	1,089,107	1,062,703
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,648,728 shares issued and 17,384,355 shares outstanding on June 30, 2019; 26,609,811 shares issued and 17,619,303 shares outstanding on December 31, 2018	266	266
Treasury stock at cost, 9,264,373 shares on June 30, 2019 and 8,990,508 shares on December 31, 2018	(81,741)	(80,579)
Capital surplus	145,883	145,782
Retained earnings	49,618	46,733
Accumulated other comprehensive loss, net	(12,550)	(14,225)
TOTAL SHAREHOLDERS’ EQUITY	101,476	97,977
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,190,583	$1,160,680

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$10,994	$10,125	$21,412	$19,943
Interest bearing deposits	7	5	13	9
Short-term investments in money market funds	59	47	128	90
Investment securities:
Available for sale	1,314	1,101	2,633	2,130
Held to maturity	391	325	743	648
Total Interest Income	12,765	11,603	24,929	22,820
INTEREST EXPENSE
Deposits	2,867	1,973	5,597	3,754
Short-term borrowings	136	170	238	262
Advances from Federal Home Loan Bank	261	192	496	378
Financing lease liabilities	29	—	59	—
Guaranteed junior subordinated deferrable interest debentures	281	280	561	560
Subordinated debt	130	130	260	260
Total Interest Expense	3,704	2,745	7,211	5,214
NET INTEREST INCOME	9,061	8,858	17,718	17,606
Provision (credit) for loan losses	—	50	(400)	100
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	9,061	8,808	18,118	17,506
NON-INTEREST INCOME
Wealth management fees	2,419	2,447	4,815	4,873
Service charges on deposit accounts	317	357	627	740
Net gains on sale of loans	107	119	169	217
Mortgage related fees	77	72	121	111
Net realized gains (losses) on investment securities	30	—	30	(148)
Bank owned life insurance	129	133	257	265
Other income	578	553	1,243	1,258
Total Non-Interest Income	3,657	3,681	7,262	7,316
NON-INTEREST EXPENSE
Salaries and employee benefits	6,348	6,218	12,649	12,311
Net occupancy expense	622	611	1,280	1,281
Equipment expense	387	378	748	769
Professional fees	1,249	1,252	2,369	2,436
Supplies, postage and freight	140	164	313	332
Miscellaneous taxes and insurance	294	258	571	539
Federal deposit insurance expense	80	155	160	317
Other expense	1,336	1,256	2,659	2,418
Total Non-Interest Expense	10,456	10,292	20,749	20,403
PRETAX INCOME	2,262	2,197	4,631	4,419
Provision for income tax expense	470	453	961	908
NET INCOME	1,792	1,744	3,670	3,511
PER COMMON SHARE DATA:
Basic:
Net income	$0.10	$0.10	$0.21	$0.19
Average number of shares outstanding	17,476	18,038	17,527	18,058
Diluted:
Net income	$0.10	$0.10	$0.21	$0.19
Average number of shares outstanding	17,560	18,140	17,611	18,158
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
COMPREHENSIVE INCOME
Net income	$1,792	$1,744	$3,670	$3,511
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	403	390	(1,433)	1,434
Income tax effect	(85)	(82)	301	(301)
Unrealized holding gains (losses) on available for sale securities arising during period	1,820	(824)	3,583	(2,490)
Income tax effect	(382)	173	(752)	523
Reclassification adjustment for (gains) losses on available for sale securities included in net income	(30)	—	(30)	148
Income tax effect	6	—	6	(31)
Other comprehensive income (loss)	1,732	(343)	1,675	(717)
Comprehensive income	$3,524	$1,401	$5,345	$2,794
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
COMMON STOCK
Balance at beginning of period	266	266	266	266
New common shares issued for exercise of stock options	—	—	—	—
Balance at end of period	266	266	266	266
TREASURY STOCK
Balance at beginning of period	(81,055)	(78,678)	(80,579)	(78,233)
Treasury stock, purchased at cost (161,554 shares for the three months ended June 30, 2019 and 273,865 and 105,663 shares for the six months ended June 30, 2019 and 2018, respectively)	(686)	—	(1,162)	(445)
Balance at end of period	(81,741)	(78,678)	(81,741)	(78,678)
CAPITAL SURPLUS
Balance at beginning of period	145,870	145,739	145,782	145,707
New common shares issued for exercise of stock options (5,233 and 11,291 shares for the three months ended June 30, 2019 and 2018, respectively and 38,917 and 22,108 shares for the six months ended June 30, 2019 and 2018, respectively)	11	28	96	56
Stock option expense	2	4	5	8
Balance at end of period	145,883	145,771	145,883	145,771
RETAINED EARNINGS
Balance at beginning of period	48,262	41,807	46,733	40,312
Net income	1,792	1,744	3,670	3,511
Cash dividend declared on common stock	(436)	(360)	(785)	(632)
Balance at end of period	49,618	43,191	49,618	43,191
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(14,282)	(13,324)	(14,225)	(12,950)
Other comprehensive income (loss)	1,732	(343)	1,675	(717)
Balance at end of period	(12,550)	(13,667)	(12,550)	(13,667)
TOTAL STOCKHOLDERS’ EQUITY	$101,476	$96,883	$101,476	$96,883
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six months ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$3,670	$3,511
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(400)	100
Depreciation and amortization expense	927	812
Net amortization of investment securities	133	193
Net realized (gains) losses on investment securities – available for sale	(30)	148
Net gains on loans held for sale	(169)	(217)
Amortization of deferred loan fees	(60)	(67)
Origination of mortgage loans held for sale	(11,437)	(14,768)
Sales of mortgage loans held for sale	11,129	14,455
(Increase) decrease in accrued interest receivable	(427)	139
Increase (decrease) in accrued interest payable	167	(73)
Earnings on bank owned life insurance	(257)	(265)
Deferred income taxes	685	83
Stock compensation expense	5	8
Net change in operating leases	(25)	—
Other, net	214	(156)
Net cash provided by operating activities	4,125	3,903
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(10,663)	(22,460)
Purchase of investment securities – held to maturity	—	(2,405)
Proceeds from sales of investment securities – available for sale	530	4,479
Proceeds from maturities of investment securities – available for sale	9,263	8,629
Proceeds from maturities of investment securities – held to maturity	971	2,193
Purchase of regulatory stock	(8,977)	(9,603)
Proceeds from redemption of regulatory stock	8,734	8,331
Long-term loans originated	(105,659)	(83,755)
Principal collected on long-term loans	95,377	82,138
Loan participations purchased	(20,982)	(2,643)
Loan participations sold	4,605	1,500
Proceeds from sale of other real estate owned	198	22
Purchase of premises and equipment	(2,214)	(294)
Net cash used in investing activities	(28,817)	(13,868)
FINANCING ACTIVITIES
Net increase (decrease) in deposit balances	19,309	(19,769)
Net increase (decrease) in other short-term borrowings	(5,839)	33,848
Principal borrowings on advances from Federal Home Loan Bank	8,403	3,740
Principal repayments on advances from Federal Home Loan Bank	(2,000)	(6,000)
Principal payments on financing lease liabilities	(83)	—
Stock options exercised	96	56
Purchase of treasury stock	(1,162)	(445)
Common stock dividends	(785)	(632)
Net cash provided by financing activities	17,939	10,798
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,753)	833
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,894	34,188
CASH AND CASH EQUIVALENTS AT JUNE 30	$28,141	$35,021
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 15 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.3 billion that are not reported on the Company’s Consolidated Balance Sheets at June 30, 2019. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.
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
3.
Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact that the Update will have on our consolidated financial statements. We are currently working with an industry leading third-party consultant and software provider to assist us in the implementation of this standard. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The overall impact of the amendment will be affected by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.
On July 17, 2019, the FASB voted to create a proposal to delay the implementation of the current expected credit loss (CECL) model under ASU 2016-13 for smaller public companies. Once the proposal is finalized, smaller reporting companies (as defined by the Securities and Exchange Commission) would have until January 2023 to implement CECL. The Company, as a smaller reporting company, continues to monitor the status of the proposal.

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
5.
Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers — Topic 606, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management has determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain noninterest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 80.4% of the total revenue of the Company.
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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six month periods ending June 30, 2019 and 2018 (in thousands).
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Noninterest income:
In-scope of Topic 606
Wealth management fees	$2,419	$2,447	$4,815	$4,873
Service charges on deposit accounts	317	357	627	740
Other	435	435	854	852
Noninterest income (in-scope of topic 606)	3,171	3,239	6,296	6,465
Noninterest income (out-of-scope of topic 606)	486	442	966	851
Total noninterest income	$3,657	$3,681	$7,262	$7,316
6.
Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three and six month periods ending June 30, 2019, options to purchase 12,000 common shares, with an exercise price of  $4.19 to $4.22, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. There were no antidilutive securities during either period of 2018.
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Numerator:
Net income	$1,792	$1,744	$3,670	$3,511
Denominator:
Weighted average common shares outstanding (basic)	17,476	18,038	17,527	18,058
Effect of stock options	84	102	84	100
Weighted average common shares outstanding (diluted)	17,560	18,140	17,611	18,158
Earnings per common share:
Basic	$0.10	$0.10	$0.21	$0.19
Diluted	0.10	0.10	0.21	0.19

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.
Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds with original maturities of 90 days or less. The Company made $300,000 in income tax payments in the first six months of 2019 and $800,000 in the same 2018 period. The Company made total interest payments of  $7,044,000 in the first six months of 2019 compared to $5,287,000 in the same 2018 period. The Company had $75,000 non-cash transfers to other real estate owned (OREO) in the first six months of 2019 compared to $160,000 non-cash transfers in the same 2018 period. As a result of the adoption of ASU 2016-02, Leases (Topic 842) as of January 1, 2019, the Company had non-cash transactions associated with the recognition of the right-of-use assets and lease liabilities. Specifically, the Company recognized a right-of-use asset and lease liability of  $932,000 related to operating leases and a right-of-use asset and lease liability of  $3.3 million related to financing leases.
8.
Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):
Investment securities available for sale (AFS):
	June 30, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$7,489	$54	$—	$7,543
US Agency mortgage-backed securities	90,523	1,602	(167)	91,958
Municipal	13,994	499	(22)	14,471
Corporate bonds	37,312	258	(454)	37,116
Total	$149,318	$2,413	$(643)	$151,088
Investment securities held to maturity (HTM):
	June 30, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$9,501	$197	$(18)	$9,680
Municipal	24,216	881	(44)	25,053
Corporate bonds and other securities	6,035	49	(42)	6,042
Total	$39,752	$1,127	$(104)	$40,775
Investment securities available for sale (AFS):
	December 31, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$7,685	$4	$(160)	$7,529
US Agency mortgage-backed securities	90,169	516	(1,158)	89,527
Municipal	13,301	114	(234)	13,181
Corporate bonds	37,359	131	(996)	36,494
Total	$148,514	$765	$(2,548)	$146,731

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
Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of  “A.” At June 30, 2019 and December 31, 2018, 57.5% of the portfolio was rated “AAA”. Approximately 8.7% of the portfolio was either rated below “A” or unrated at June 30, 2019 as compared to 10.0% at December 31, 2018.
The Company sold $530,000 AFS securities in the second quarter and first six months of 2019 resulting in $30,000 of gross investment security gains. The Company sold no AFS securities during the second quarter of 2018. Total proceeds from the sale of AFS securities for the first six months of 2018 were $4.5 million resulting in $15,000 of gross investment security gains and $163,000 of gross investment security losses.
The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $121,682,000 at June 30, 2019 and $115,536,000 at December 31, 2018.
The following tables present information concerning investments with unrealized losses as of June 30, 2019 and December 31, 2018 (in thousands):
Total investment securities:
	June 30, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$—	$—	$—	$—	$—	$—
US Agency mortgage-backed securities	—	—	21,440	(185)	21,440	(185)
Municipal	—	—	2,468	(66)	2,468	(66)
Corporate bonds and other securities	4,922	(77)	18,182	(419)	23,104	(496)
Total	$4,922	$(77)	$42,090	$(670)	$47,012	$(747)
Total investment securities:
	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$244	$(6)	$5,631	$(154)	$5,875	$(160)
US Agency mortgage-backed securities	17,718	(177)	39,983	(1,113)	57,701	(1,290)
Municipal	6,601	(71)	15,880	(567)	22,481	(638)
Corporate bonds and other securities	15,221	(440)	17,038	(678)	32,259	(1,118)
Total	$39,784	$(694)	$78,532	$(2,512)	$118,316	$(3,206)

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 65 positions that are considered temporarily impaired at June 30, 2019. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.
Contractual maturities of securities at June 30, 2019 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at June 30, 2019 is 37.2 months and is lower than the duration at December 31, 2018 which was 44.1 months. The duration remains within our internal established guideline range of 24 to 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.
Total investment securities:
	June 30, 2019
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$2,500	$2,502	$1,000	$995
After 1 year but within 5 years	20,264	20,319	5,178	5,196
After 5 years but within 10 years	44,101	44,554	20,018	20,696
After 10 years but within 15 years	28,373	28,849	8,201	8,477
Over 15 years	54,080	54,864	5,355	5,411
Total	$149,318	$151,088	$39,752	$40,775
As of June 30, 2019, the Company reported $328,000 of equity securities within Other assets on the Consolidated Balance Sheets. These equity securities are held within a nonqualified deferred compensation plan in which a select group of executives of the Company can participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan and held within a rabbi trust. The assets of the rabbi trust are invested in various publicly listed mutual funds. The gain or loss on the equity securities (both realized and unrealized) will be reported within Other income on the Consolidated Statements of Operations. Additionally, the Company has recognized a deferred compensation liability, which is equal to the balance of the equity securities and is reported within Other liabilities on the Consolidated Balance Sheets.
9.
Loans

The loan portfolio of the Company consists of the following (in thousands):
	June 30, 2019	December 31, 2018
Commercial: Commercial and industrial	$172,428	$158,279
Commercial loans secured by owner occupied real estate	83,003	91,905
Commercial loans secured by non-owner occupied real estate	375,673	356,543
Real estate – residential mortgage	239,916	237,964
Consumer	17,737	17,591
Loans, net of unearned income	$888,757	$862,282

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loan balances at June 30, 2019 and December 31, 2018 are net of unearned income of  $413,000 and $322,000, respectively. Real estate-construction loans comprised 4.0% and 3.5% of total loans, net of unearned income at June 30, 2019 and December 31, 2018, respectively.
10.
Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and six month periods ending June 30, 2019 and 2018 (in thousands).
	Three months ended June 30, 2019
	Balance at March 31, 2019	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2019
Commercial	$2,614	$—	$—	$(76)	$2,538
Commercial loans secured by non-owner occupied real estate	3,373	—	13	39	3,425
Real estate – residential mortgage	1,213	(10)	68	(53)	1,218
Consumer	125	(88)	12	75	124
Allocation for general risk	782	—	—	15	797
Total	$8,107	$(98)	$93	$—	$8,102

	Three months ended June 30, 2018
	Balance at March 31, 2018	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2018
Commercial	$3,984	$(412)	$4	$(10)	$3,566
Commercial loans secured by non-owner occupied real estate	3,550	—	13	123	3,686
Real estate – residential mortgage	1,267	(103)	67	22	1,253
Consumer	142	(53)	23	13	125
Allocation for general risk	989	—	—	(98)	891
Total	$9,932	$(568)	$107	$50	$9,521

	Six months ended June 30, 2019
	Balance at December 31, 2018	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2019
Commercial	$3,057	$—	$5	$(524)	$2,538
Commercial loans secured by non-owner occupied real estate	3,389	(63)	24	75	3,425
Real estate – residential mortgage	1,235	(71)	76	(22)	1,218
Consumer	127	(170)	30	137	124
Allocation for general risk	863	—	—	(66)	797
Total	$8,671	$(304)	$135	$(400)	$8,102

	Six months ended June 30, 2018
	Balance at December 31, 2017	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2018
Commercial	$4,298	$(574)	$12	$(170)	$3,566
Commercial loans secured by non-owner occupied real estate	3,666	—	26	(6)	3,686
Real estate – residential mortgage	1,102	(217)	77	291	1,253
Consumer	128	(152)	35	114	125
Allocation for general risk	1,020	—	—	(129)	891
Total	$10,214	$(943)	$150	$100	$9,521

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not record a provision for loan losses in the second quarter of 2019 as compared to a $50,000 provision recorded in the second quarter of 2018. For the first six months of 2019, the Company recorded a $400,000 loan loss provision recovery compared to a $100,000 provision expense recorded in the first six months of 2018. The 2019 provision recovery reflects our overall strong asset quality, reduced level of criticized loans and net loan charge-offs, and the lower six-month average loan portfolio balances. For the first six months of 2019, the Company experienced net loan charge-offs of  $169,000, or 0.04% of total loans, compared to net loan charge-offs of  $793,000, or 0.18% of total loans, in the first six months of 2018. Overall, the Company continued to maintain outstanding asset quality as its non-performing assets totaled $1.7 million, or only 0.19% of total loans, at June 30, 2019. The allowance for loan losses provided 482% coverage of non-performing assets, and 0.91% of total loans, at June 30, 2019, compared to 629% coverage of non-performing assets, and 1.00% of total loans, at December 31, 2018.
The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).
	At June 30, 2019
	Commercial	Commercial Loans Secured by Non-Owner Occupied Real Estate	Real Estate- Residential Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$750	$10	$—	$—		$760
Collectively evaluated for impairment	254,681	375,663	239,916	17,737		887,997
Total loans	$255,431	$375,673	$239,916	$17,737		$888,757
Allowance for loan losses:
Specific reserve allocation	$78	$10	$—	$—	$—	$88
General reserve allocation	2,460	3,415	1,218	124	797	8,014
Total allowance for loan losses	$2,538	$3,425	$1,218	$124	$797	$8,102

	At December 31, 2018
	Commercial	Commercial Loans Secured by Non-Owner Occupied Real Estate	Real Estate- Residential Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$—	$11	$—	$—		$11
Collectively evaluated for impairment	250,184	356,532	237,964	17,591		862,271
Total loans	$250,184	$356,543	$237,964	$17,591		$862,282
Allowance for loan losses:
Specific reserve allocation	$—	$11	$—	$—	$—	$11
General reserve allocation	3,057	3,378	1,235	127	863	8,660
Total allowance for loan losses	$3,057	$3,389	$1,235	$127	$863	$8,671
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
	June 30, 2019
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$750	$78	$—	$750	$750
Commercial loans secured by non-owner occupied real estate	10	10	—	10	32
Total impaired loans	$760	$88	$—	$760	$782

	December 31, 2018
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by non-owner occupied real estate	$11	$11	$—	$11	$33
Total impaired loans	$11	$11	$—	$11	$33
The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Average loan balance:
Commercial	$375	$457	$250	$709
Commercial loans secured by non-owner occupied real estate	11	13	11	191
Average investment in impaired loans	$386	$470	$261	$900
Interest income recognized:
Commercial	$4	$—	$4	$—
Commercial loans secured by non-owner occupied real estate	—	—	—	—
Interest income recognized on a cash basis on impaired loans	$4	$—	$4	$—

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
	June 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$167,272	$3,471	$1,685	$—	$172,428
Commercial loans secured by owner occupied real estate	80,162	1,679	1,162	—	83,003
Commercial loans secured by non-owner occupied real estate	369,242	6,234	187	10	375,673
Total	$616,676	$11,384	$3,034	$10	$631,104

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$154,510	$2,089	$1,680	$—	$158,279
Commercial loans secured by owner occupied real estate	86,997	3,769	1,139	—	91,905
Commercial loans secured by non-owner occupied real estate	349,954	6,316	262	11	356,543
Total	$591,461	$12,174	$3,081	$11	$606,727
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
	June 30, 2019
	Performing	Non-Performing
Real estate – residential mortgage	$239,052	$864
Consumer	17,737	—
Total	$256,789	$864

	December 31, 2018
	Performing	Non-Performing
Real estate – residential mortgage	$236,754	$1,210
Consumer	17,591	—
Total	$254,345	$1,210
Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).
	June 30, 2019
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial	$172,428	$—	$—	$—	$—	$172,428	$—
Commercial loans secured by owner occupied real estate	83,003	—	—	—	—	83,003	—
Commercial loans secured by non-owner occupied real estate	375,673	—	—	—	—	375,673	—
Real estate – residential mortgage	235,940	2,723	779	474	3,976	239,916	—
Consumer	17,508	220	9	—	229	17,737	—
Total	$884,552	$2,943	$788	$474	$4,205	$888,757	$—

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial	$158,279	$—	$—	$—	$—	$158,279	$—
Commercial loans secured by owner occupied real estate	91,905	—	—	—	—	91,905	—
Commercial loans secured by non-owner occupied real estate	355,963	580	—	—	580	356,543	—
Real estate – residential mortgage	232,465	3,651	472	1,376	5,499	237,964	—
Consumer	17,408	153	30	—	183	17,591	—
Total	$856,020	$4,384	$502	$1,376	$6,262	$862,282	$—
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.
Non-performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):
	June 30, 2019	December 31, 2018
Non-accrual loans
Commercial loans secured by non-owner occupied real estate	$10	$11
Real estate – residential mortgage	864	1,210
Total	874	1,221
Other real estate owned
Commercial loans secured by owner occupied real estate	—	157
Real estate – residential mortgage	57	—
Total	57	157
TDR’s not in non-accrual
Commercial and industrial	750	—
Total	750	—
Total non-performing assets including TDR	$1,681	$1,378
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.19%	0.16%
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
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income due in accordance
with original terms	$14	$22	$29	$49
Interest income recorded	—	—	—	—
Net reduction in interest income	$14	$22	$29	$49
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table details the loan modified as a TDR during the three and six month periods ended June 30, 2019 (dollars in thousands).
Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$750	Extension of maturity date with a below market interest rate
The Company had no loans modified as TDR’s during the three and six month periods ending June 30, 2018.
All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed. The specific ALL reserve for loans modified as TDR’s was $88,000 and $11,000 as of June 30, 2019 and December 31, 2018, respectively.
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
12.
Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):
	At June 30, 2019
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$35,190	2.46%
Advances	2019	10,500	1.53
	2020	16,729	1.74
	2021	9,496	2.28
	2022	9,831	2.68
	2023	5,568	2.48
	2024 and over	1,000	2.26
Total advances		53,124	2.06
Total FHLB borrowings		$88,314	2.22%

	At December 31, 2018
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$41,029	2.62%
Advances	2019	12,500	1.51
	2020	16,729	1.74
	2021	9,496	2.28
	2022	6,996	2.86
	2023	1,000	2.86
Total advances		46,721	1.98
Total FHLB borrowings		$87,750	2.28%

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
13.
Lease Commitments

Due to the adoption of ASU 2016-02, Leases (Topic 842), the Company completed a comprehensive review and analysis of all its property and equipment contracts. As a result of this review, it was determined that the Company leases eight office locations under both operating and financing leases and one copy machine under a short-term lease. Several assumptions and judgments were made when applying the requirements of Topic 842 to the Company’s existing lease commitments, including the allocation of consideration in the contracts between lease and nonlease components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments.
The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Operations when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets. The following table presents the lease cost associated with both operating and financing leases for the three and six month periods ending June 30, 2019 (in thousands). Total rent expense recorded during the three and six month periods ended June 30, 2018 was $98,000 and $215,000, respectively.
	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease cost
Financing lease cost:
Amortization of right-of-use asset	$65	$129
Interest expense	29	59
Operating lease cost	29	58
Total lease cost	$123	$246
Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at June 30, 2019.
	Operating	Financing
Weighted-average remaining term (years)	12.2	17.4
Weighted-average discount rate	3.44%	3.59%

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the undiscounted cash flows due related to operating and financing leases as of June 30, 2019, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.
	Operating	Financing
Undiscounted cash flows due:
Within 1 year	$117	$299
After 1 year but within 2 years	119	282
After 2 years but within 3 years	117	276
After 3 years but within 4 years	75	278
After 4 years but within 5 years	69	251
After 5 years	624	3,126
Total undiscounted cash flows	1,121	4,512
Discount on cash flows	(214)	(1,259)
Total lease liabilities	$907	$3,253
Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of June 30, 2019, the Company had one short-term equipment lease which it has elected to not record on the Consolidated Balance Sheets.
14.
Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2019 and 2018 (in thousands):
	Three months ended June 30, 2019			Three months ended June 30, 2018
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(16)	$(14,266)	$(14,282)	$(1,526)	$(11,798)	$(13,324)
Other comprehensive income (loss) before reclassifications	1,438	29	1,467	(651)	3	(648)
Amounts reclassified from accumulated other comprehensive loss	(24)	289	265	—	305	305
Net current period other comprehensive income (loss)	1,414	318	1,732	(651)	308	(343)
Ending balance	$1,398	$(13,948)	$(12,550)	$(2,177)	$(11,490)	$(13,667)

(1)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(1,409)	$(12,816)	$(14,225)	$(327)	$(12,623)	$(12,950)
Other comprehensive income (loss) before reclassifications	2,831	(1,710)	1,121	(1,967)	616	(1,351)
Amounts reclassified from accumulated other comprehensive loss	(24)	578	554	117	517	634
Net current period other comprehensive income (loss)	2,807	(1,132)	1,675	(1,850)	1,133	(717)
Ending balance	$1,398	$(13,948)	$(12,550)	$(2,177)	$(11,490)	$(13,667)

(1)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018 (in thousands):
	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended June 30, 2019	For the three months ended June 30, 2018	Affected line item in the consolidated statement of operations
Realized gains on sale of securities	$(30)	$—	Net realized (gains) losses on investment securities
	6	—	Provision for income tax expense
	$(24)	$—	Net of tax
Amortization of estimated defined benefit pension plan loss	$366	$386	Other expense
	(77)	(81)	Provision for income tax expense
	$289	$305	Net of tax
Total reclassifications for the period	$265	$305	Net income

(1)
Amounts in parentheses indicate credits.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the six months ended June 30, 2019	For the six months ended June 30, 2018	Affected line item in the consolidated statement of operations
Realized (gains) losses on sale of securities	$(30)	$148	Net realized (gains) losses on investment securities
	6	(31)	Provision for income tax expense
	$(24)	$117	Net of tax
Amortization of estimated defined benefit pension plan loss	$732	$654	Other expense
	(154)	(137)	Provision for income tax expense
	$578	$517	Net of tax
Total reclassifications for the period	$554	$634	Net income

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital to risk-weighted assets (as defined), tier 1 capital to average assets, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2019, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table (in thousands, except ratios).
	At June 30, 2019
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$130,532	13.14%	$117,702	11.91%	8.00%	10.00%
Common Equity Tier 1 (To Risk Weighted Assets)	102,082	10.28	108,631	10.99	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	113,962	11.47	108,631	10.99	6.00	8.00
Tier 1 Capital (To Average Assets)	113,962	9.73	108,631	9.40	4.00	5.00

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2018
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$129,178	13.53%	$115,451	12.14%	8.00%	10.00%
Common Equity Tier 1 (To Risk Weighted Assets)	100,258	10.50	105,891	11.14	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	112,130	11.74	105,891	11.14	6.00	8.00
Tier 1 Capital (To Average Assets)	112,130	9.71	105,891	9.28	4.00	5.00

*
Applies to the Bank only.

Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.60% at June 30, 2019. See the discussion of the tangible common equity ratio under the “Balance Sheet” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (M.D. & A.).
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the interest rate swap transactions that impacted the Company’s first six months of 2019 and 2018 performance (in thousands, except percentages).
	At June 30, 2019
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$22,628	4.78%	MONTHLY	$16
SWAP LIABILITIES	FAIR VALUE	(22,628)	(4.78)	MONTHLY	(16)
NET EXPOSURE		—	—		—

	At June 30, 2018
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$16,681	4.04%	MONTHLY	$(33)
SWAP LIABILITIES	FAIR VALUE	(16,681)	(4.04)	MONTHLY	33
NET EXPOSURE		—	—		—
The Company monitors and controls all derivative products with a comprehensive Board of Director approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at June 30, 2019 and 2018.
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The contribution of the major business segments to the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):
	Three months ended June 30, 2019		Six months ended June 30, 2019
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Retail banking	$6,859	$1,176	$13,533	$2,357
Commercial banking	4,676	1,706	9,095	3,473
Wealth management	2,440	444	4,857	888
Investment/Parent	(1,257)	(1,534)	(2,505)	(3,048)
Total	$12,718	$1,792	$24,980	$3,670

	Three months ended June 30, 2018		Six months ended June 30, 2018
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Retail banking	$6,220	$754	$12,358	$1,460
Commercial banking	4,512	1,640	8,967	3,200
Wealth management	2,466	432	4,909	940
Investment/Parent	(659)	(1,082)	(1,312)	(2,089)
Total	$12,539	$1,744	$24,922	$3,511
18.
Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $227.6 million and $177.8 million along with standby letters of credit of  $16.3 million and $16.7 million as of June 30, 2019 and December 31, 2018, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.
Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19.
Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$374	$409	$748	$818
Interest cost	402	303	804	606
Expected return on plan assets	(762)	(711)	(1,524)	(1,422)
Recognized net actuarial loss	366	386	732	772
Net periodic pension cost	$380	$387	$760	$774
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liability Measured and Recorded on a Recurring Basis
Equity securities are reported at fair value utilizing Level 1 inputs. These securities are mutual funds held within a rabbi trust for the Company’s executive deferred compensation plan. The mutual funds held are open-end funds that are registered with the Securities and Exchange Commission. These funds are required to publish their daily net asset value and to transact at that price.
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
The following table presents the assets and liability measured and recorded on the Consolidated Balance Sheets on a recurring basis at their fair value as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy (in thousands).
	Fair Value Measurements at June 30, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities	$328	$328	$—	$—
Available for sale securities:
US Agency	7,543	—	7,543	—
US Agency mortgage-backed securities	91,958	—	91,958	—
Municipal	14,471	—	14,471	—
Corporate bonds	37,116	—	37,116	—
Fair value swap asset	930	—	930	—
Fair value swap liability	(930)	—	(930)	—
	Fair Value Measurements at December 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Agency	$7,529	$—	$7,529	$—
US Agency mortgage-backed securities	89,527	—	89,527	—
Municipal	13,181	—	13,181	—
Corporate bonds	36,494	—	36,494	—
Fair value swap asset	257	—	257	—
Fair value swap liability	(257)	—	(257)	—
Assets Measured and Recorded on a Non-Recurring Basis
Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At June 30, 2019, impaired loans with a carrying value of  $760,000 were reduced by a specific valuation allowance totaling $88,000 resulting in a net fair value of  $672,000. At December 31, 2018, impaired loans with a carrying value of  $11,000 were reduced by a specific valuation allowance totaling $11,000 resulting in a net fair value of zero.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.
Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):
	Fair Value Measurements at June 30, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$672	$—	$—	$672
Other real estate owned	57	—	—	57
	Fair Value Measurements at December 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$—	$—
Other real estate owned	157	—	—	157
June 30, 2019	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Avg)
Impaired loans	$672	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	0% to 100% (12%)
Other real estate owned	57	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 44% (35%) 12% to 114% (28%)
December 31, 2018	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Avg)
Impaired loans	$—	Appraisal of collateral(1),(3)	Appraisal adjustments(2)	100% (100%)
Other real estate owned	157	Appraisal of collateral(1),(3)	Appraisal adjustments(2) Liquidation expenses	0% to 39% (8%) 21% to 195% (40%)

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
Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash and cash equivalents, bank

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

owned life insurance, regulatory stock, accrued interest receivable and payable, and short term borrowings have fair values which approximate the recorded carrying values. The fair value measurements for all of these financial instruments are Level 1 measurements.
The estimated fair values based on US GAAP measurements and recorded carrying values at June 30, 2019 and December 31, 2018, for the remaining financial instruments not required to be measured or reported at fair value were as follows (in thousands):
	June 30, 2019
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Investment securities – HTM	$39,752	$40,775	$—	$37,817	$2,958
Loans held for sale	1,324	1,362	1,362	—	—
Loans, net of allowance for loan loss and unearned income	880,655	879,993	—	—	879,993
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$674,243	$651,367	$—	$—	$651,367
Deposits with stated maturities	294,237	294,452	—	—	294,452
All other borrowings(1)	73,570	77,545	—	77,545
	December 31, 2018
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Investment securities – HTM	$40,760	$40,324	$—	$37,398	$2,926
Loans held for sale	847	871	871	—	—
Loans, net of allowance for loan loss and unearned income	853,611	836,122	—	—	836,122
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$671,666	$627,323	$—	$—	$627,323
Deposits with stated maturities	277,505	277,010	—	—	277,010
All other borrowings(1)	67,148	69,692	—	—	69,692

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)
…..2019 SECOND QUARTER SUMMARY OVERVIEW…..AmeriServ reported second quarter 2019 net income of  $1,792,000, or $0.10 per share. This respresents a 2.8%, or $48,000, improvement over the second quarter of 2018 where net income totaled $1,744,000, or $0.10 per share.
The return of solid loan growth and the continuation of deposit growth contributed to an improved net interest margin which was one of the highlights of the quarter. Specifically, net loans have grown by $27 million or 3.1%, while deposits have increased by $19 million or 2.0%, in the first six months of 2019. Asset quality continued to be excellent as non-performing assets and net loan charge-offs remained at low levels, which allowed us to record a zero provision for loan losses in the second quarter of 2019. We continue to believe that it is important to return capital to our shareholders through common stock buybacks and cash dividends in order to increase shareholder value. Total capital returned to our shareholders exceeded 53% of net income for the first six months of 2019. Overall, our Company is well positioned to build on this positive momentum in the second half of 2019 in both our community banking and wealth management businesses. We will continue to utilize our Banking for Life message to grow revenue.
THREE MONTHS ENDED JUNE 30, 2019 VS. THREE MONTHS ENDED JUNE 30, 2018
.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).
	Three months ended June 30, 2019	Three months ended June 30, 2018
Net income	$1,792	$1,744
Diluted earnings per share	0.10	0.10
Return on average assets (annualized)	0.61%	0.60%
Return on average equity (annualized)	7.24%	7.30%
.....NET INTEREST INCOME AND MARGIN..... The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is effected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the second quarter of 2019 to the second quarter of 2018 (in thousands, except percentages):
	Three months ended June 30, 2019	Three months ended June 30, 2018	$ Change	% Change
Interest income	$12,765	$11,603	$1,162	10.0%
Interest expense	3,704	2,745	959	34.9
Net interest income	$9,061	$8,858	$203	2.3
Net interest margin	3.30%	3.28%	0.02%	N/M

N/M — not meaningful
The Company’s net interest income in the second quarter of 2019 increased by $203,000, or 2.3%, from the prior year’s second quarter. The Company’s net interest margin of 3.30% for the second quarter of 2019 was two basis points higher than the net interest margin of 3.28% for the second quarter of 2018. The 2019 increase in net interest income and the improved net interest margin performance are the result of an increase in total earning assets. Compared to the same time period of 2018, total average earning assets increased in the second quarter of 2019 by $16.7 million, or 1.6%. The increase in earning assets occurred primarily in the investment securities portfolio, while total loans increased modestly. Also contributing to the net interest income increase was a favorable shift in the mix of total average interest bearing liabilities as total interest bearing deposits increased and resulted in less reliance on higher cost borrowings to fund earning asset growth.

Total investment securities averaged $200 million in the second quarter of 2019 which is $16.9 million, or 9.3%, higher than the $183 million average for the second quarter of 2018. The growth in the investment securities portfolio is the result of the rising interest rate environment experienced during 2018 which provided an attractive market for additional security purchases. Purchases primarily focused on federal agency mortgage backed securities due to the ongoing cash flow that these securities provide. Also, management continued its portfolio diversification strategy through purchases of high quality corporate and taxable municipal securities. Investment security purchase activity slowed significantly during the second quarter of 2019 and was more selective as the market was less favorable with the U.S. Treasury yield curve flattening and becoming inverted at times in the short to mid-term portion of the curve. Overall, interest income on investment securities increased between the second quarter of 2019 and the second quarter of 2018 by $279,000, or 19.6%.
Total loans averaged $883 million in the second quarter of 2019 as loan growth returned and loan originations exceeded loan payoffs by $27 million, resulting in the 2019 second quarter average total loan portfolio balance exceeding the 2018 second quarter average balance by $640,000, or 0.1%. The increase between years occurred primarily in the commercial real estate and commercial & industrial loan portfolios. Loan interest and fee income increased by $869,000, or 8.6%, between the second quarter of 2019 and last year’s second quarter. Included in this increase was a higher level of loan fee income by $141,000, due primarily to the prepayment fee collected on the early payoff of one large commercial loan as well as the increased fees from the greater new loan origination activity. The higher loan interest income also reflects new loans originating at higher yields as well as the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate in 2018. Overall, total interest income increased by $1.2 million, or 10.0%, between years.
Total deposit interest expense in 2019 was higher by $894,000, or 45.3%, for the second quarter, which reflects certain indexed money market accounts repricing upward due to the impact of the Federal Reserve increasing interest rates during 2018. The Company also has experienced increasing market competitive pressure to retain existing deposit customers and attract new customer deposits. Customer product preference changed as well since last year as movement of funds occurred from lower yielding money market accounts into higher yielding certificates of deposit. Overall, total deposits continued to grow for a fourth consecutive quarter and averaged $980 million in the second quarter of 2019, which was $24.5 million, or 2.6%, higher than the 2018 second quarter average. The Company’s loan to deposit ratio averaged 90.1% in the second quarter of 2019, which we believe indicates that the Company has ample capacity to grow its loan portfolio.
The Company experienced a $65,000, or 8.4%, increase in the interest cost for borrowings in the second quarter of 2019 due to the impact that the 2018 increases in the federal funds rate had on the cost of overnight borrowed funds and the replacement of matured FHLB term advances. Also, due to a new accounting pronouncement that became effective January 1, 2019, the Company recognized additional interest expense of  $29,000 on its financing property leases. The 2019 second quarter average of FHLB borrowed funds was $70.9 million, which represented a decrease of  $7.8 million, or 9.9%, due to the increase in total average deposits. Overall, total interest expense for the second quarter of 2019 increased by $959,000, or 34.9%, when compared to 2018.
The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2019 and 2018 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% is used to compute tax-equivalent interest income and yields (non-gaap). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended June 30, 2019 and 2018 was $6,000 and $5,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.
Three months ended June 30 (In thousands, except percentages)
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$883,315	$11,000	4.94%	$882,675	$10,130	4.56%
Short-term investment in money market funds and bank deposits	6,833	66	3.79	7,670	52	2.64
Investment securities – AFS	158,579	1,314	3.34	143,357	1,101	3.07
Investment securities – HTM	40,982	391	3.73	39,264	325	3.31
Total investment securities	199,561	1,705	3.42	182,621	1,426	3.12
Total interest earning assets/interest income	1,089,709	12,771	4.66	1,072,966	11,608	4.31
Non-interest earning assets:
Cash and due from banks	19,367			21,857
Premises and equipment	18,795			12,345
Other assets	63,251			62,406
Allowance for loan losses	(8,184)			(10,035)
TOTAL ASSETS	$1,182,938			$1,159,539
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$169,029	$424	1.01%	$129,026	$261	0.81%
Savings	97,884	41	0.17	99,268	41	0.17
Money markets	235,058	662	1.13	248,983	601	0.97
Time deposits	323,080	1,740	2.16	295,164	1,070	1.45
Total interest bearing deposits	825,051	2,867	1.39	772,441	1,973	1.02
Short-term borrowings	20,363	136	2.64	33,731	170	1.99
Advances from Federal Home Loan Bank	50,571	261	2.07	44,998	192	1.71
Guaranteed junior subordinated deferrable interest debentures	13,085	281	8.60	13,085	280	8.57
Subordinated debt	7,650	130	6.80	7,650	130	6.80
Lease liabilities	4,188	29	2.81	—	—	—
Total interest bearing liabilities/interest expense	920,908	3,704	1.61	871,905	2,745	1.26
Non-interest bearing liabilities:
Demand deposits	155,250			183,323
Other liabilities	7,409			8,471
Shareholders’ equity	99,371			95,840
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,182,938			$1,159,539
Interest rate spread			3.05			3.05
Net interest income/Net interest margin		9,067	3.30%		8,863	3.28%
Tax-equivalent adjustment		(6)			(5)
Net Interest Income		$9,061			$8,858

…..PROVISION FOR LOAN LOSSES..... The Company did not record a provision for loan losses in the second quarter of 2019 as compared to a $50,000 provision expense recorded in the second quarter of 2018. The zero provision for the second quarter of 2019 reflects our overall excellent asset quality and reduced levels of criticized loans and net charge-offs. The Company experienced net loan charge-offs of $5,000, which equates to 0.00% of total loans, in the 2019 second quarter compared to net loan charge-offs of  $461,000, or 0.21% of total loans, in the second quarter of 2018. Overall, the Company continued to maintain outstanding asset quality as its nonperforming assets totaled $1.7 million, or only 0.19% of total loans, at June 30, 2019. In summary, the allowance for loan losses provided 482% coverage of non-performing assets, and was 0.91% of total loans, at June 30, 2019, compared to 629% coverage of non-performing assets, and 1.00% of total loans, at December 31, 2018.
.....NON-INTEREST INCOME..... Non-interest income for the second quarter of 2019 totaled $3.7 million and decreased $24,000, or 0.7%, from the second quarter 2018 performance. Factors contributing to this lower level of non-interest income for the quarter included:
•
a $40,000 decrease in revenue from deposit service charges due to a reduced level of overdraft fee income as the bank is no longer charging a fee on overdrafts that result from signature based point of sale debit card transactions;

•
The Company recognized a $30,000 investment security sale gain in the second quarter of 2019 after no security sale activity occurred in the second quarter of 2018. The 2019 gain resulted from the sale of one corporate security due to its significant price appreciation because of the falling long term national interest rates;

•
a $28,000 reduction in wealth management fees primarily due to a lower level of revenue from our Financial Services division because of fewer life insurance related sales in 2019, and;

•
a $25,000 increase in other income due to a higher level of letter of credit fee income because of the increased loan production.

.....NON-INTEREST EXPENSE..... Non-interest expense for the second quarter of 2019 totaled $10.5 million and increased by $164,000, or only 1.6%, from the prior year’s second quarter. Factors contributing to the higher level of non-interest expense for the quarter included:
•
a $130,000 increase in salaries & benefits expense due to annual merit increases, four additional employees hired at our new financial banking center in Hagerstown, Maryland and higher health care costs. These increased expenses more than offset reduced levels of pension expense and incentive compensation;

•
a $80,000 increase in other expenses due to higher website costs and additional telecommunications expense, and;

•
a $75,000 decrease in FDIC insurance cost due to a reduction to our deposit insurance assessment.

.....INCOME TAX EXPENSE..... The Company recorded an income tax expense of  $470,000, or an effective tax rate of 20.8%, in the second quarter of 2019. This compares to an income tax expense of $453,000, or an effective tax rate of 20.6%, for the second quarter of 2018.
SIX MONTHS ENDED JUNE 30, 2019 VS. SIX MONTHS ENDED JUNE 30, 2018
.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).
	Six months ended June 30, 2019	Six months ended June 30, 2018
Net income	$3,670	$3,511
Diluted earnings per share	0.21	0.19
Return on average assets (annualized)	0.63%	0.61%
Return on average equity (annualized)	7.53%	7.42%

For the six-month time period ended June 30, 2019, the Company reported net income of  $3,670,000, or $0.21 per diluted common share. This earnings performance was a $159,000, or 4.5%, improvement from the six-month period of 2018 where net income totaled $3,511,000, or $0.19 per diluted common share. Earnings per share grew at a faster rate of 10.5% over this six-month period due to a lower share count as a result of the success of the Company’s ongoing common stock buyback program.
.....NET INTEREST INCOME AND MARGIN.....The following table compares the Company’s net interest income performance for the first six months of 2019 to the first six months of 2018 (in thousands, except percentages):
	Six months ended June 30, 2019	Six months ended June 30, 2018	$ Change	% Change
Interest income	$24,929	$22,820	$2,109	9.2%
Interest expense	7,211	5,214	1,997	38.3
Net interest income	$17,718	$17,606	$112	0.6
Net interest margin	3.27%	3.28%	(0.01)	N/M

N/M — not meaningful
The Company’s net interest income in the first six months of 2019 increased by $112,000, or 0.6%, when compared to the first six months of 2018. The Company’s net interest margin of 3.27% for the first half of 2019 declined by 1 basis point from the prior year’s first six-month time period. The increase in net interest income is the result of an increase in total earning assets. Total average earning assets increased in the first half of 2019 by $8.6 million, or 0.8%. The increase in earning assets occurred in the investment securities portfolio, while total loans demonstrated a decline for the six-month average comparison. Also contributing to the net interest income increase was a favorable shift in the mix of total average interest bearing liabilities as total interest bearing deposits increased and resulted in less reliance on higher cost borrowings to fund earning asset growth.
Total investment securities averaged $199 million in the first six months of 2019 which was $19.1 million, or 10.6%, higher than the $180 million average for the first six months of 2018. The growth in the investment securities portfolio is the result of management taking advantage of the rising interest rate environment experienced during 2018, which provided an attractive market for additional security purchases. Purchases primarily focused on federal agency mortgage backed securities due to the ongoing cash flow that these securities provide. Also, management continued its portfolio diversification strategy through purchases of high quality corporate and taxable municipal securities. As a result, interest income on investments increased between the first six months of 2019 and the first six months of 2018 by $598,000, or 21.5%.
Total loans averaged $872 million in the first half of 2019 which was $10.3 million, or 1.2%, lower than the 2018 first six-month average. The impact from total loan payoffs exceeding loan originations that was experienced during most of 2018 was still evident in the total loan portfolio average balance during the first six months of 2019. However, as noted in the quarter vs. quarter comparison previously in this analysis, loan growth did return during the second quarter of 2019. This second quarter growth occurred primarily in commercial real estate loans and commercial & industrial loans. Even though the six month average of total loans decreased since last year, loan interest income increased by $1.5 million, or 7.4%, between the first half of 2019 and the first half of 2018. Included in this increase was a higher level of loan fee income by $235,000, due primarily to prepayment fees collected on certain early loan pay-offs in addition to the increased fees from greater new loan origination activity. The higher loan interest income also reflects new loans originating at higher yields as well as the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate in 2018. Overall, total interest income increased by $2.1 million, or 9.2%, in the first half of 2019, as compared to the same period in 2018.
Total deposit interest expense increased by $1.8 million, or 49.1%, between time periods and reflects higher levels of total average interest bearing deposits and the upward repricing of certain indexed money market accounts after the Federal Reserve interest rate increases during 2018. Additionally, and similar to the quarterly comparision, the Company has experienced increasing market competitive pressure to retain existing deposit customers and attract new customer deposits. Customer product preference changed as well resulting in movement of some funds out of lower yielding money market accounts into higher yielding certificates of deposit. Overall, total deposits averaged $975 million in the first six months of 2019 which was $16.6 million, or 1.7%, higher than the $958 million average for 2018.
Even though total average borrowings decreased between years, the Company experienced a $154,000, or 10.5%, increase in the interest cost for borrowings in the first six months of 2019 due to the impact that the 2018 increases in the federal funds rate had on the cost of overnight borrowed funds and the replacement of matured FHLB term advances. Also, due to a new accounting pronouncement that became effective January 1, 2019, the Company recognized additional interest expense on its financing property leases of  $59,000. In the first half of 2019, total average FHLB borrowed funds was $66.7 million, a decrease of  $6.7 million, or 9.2%, from the same period during 2018, which was due to the increase in total average deposits. Overall, total interest expense for the first six months of 2019 increased by $2.0 million, or 38.3%.
The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-gaap) for the six month periods ended June 30, 2019 and 2018. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 34. The tax equivalent adjustments to interest income on loans and municipal securities for the six months ended June 30, 2019 and 2018 was $12,000 and $11,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.
Six months ended June 30 (In thousands, except percentages)
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$871,742	$21,424	4.90%	$882,080	$19,954	4.51%
Short-term investment in money market funds and bank deposits	7,813	141	3.58	7,914	99	2.48
Investment securities – AFS	157,844	2,633	3.34	140,693	2,130	3.03
Investment securities – HTM	41,118	743	3.61	39,184	648	3.31
Total investment securities	198,962	3,376	3.40	179,877	2,778	3.09
Total interest earning assets/interest income	1,078,517	24,941	4.62	1,069,871	22,831	4.27
Non-interest earning assets:
Cash and due from banks	20,633			21,858
Premises and equipment	17,053			12,484
Other assets	62,667			62,390
Allowance for loan losses	(8,425)			(10,143)
TOTAL ASSETS	$1,170,445			$1,156,460

	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$166,461	$833	1.01%	$131,202	$503	0.77%
Savings	97,867	81	0.17	98,286	81	0.17
Money markets	238,393	1,336	1.13	251,325	1,023	0.82
Time deposits	319,235	3,347	2.11	294,510	2,147	1.47
Total interest bearing deposits	821,956	5,597	1.37	775,323	3,754	0.98
Short-term borrowings	17,888	238	2.64	27,996	262	1.86
Advances from Federal Home Loan Bank	48,777	496	2.04	45,418	378	1.68
Guaranteed junior subordinated deferrable interest debentures	13,085	561	8.57	13,085	560	8.57
Subordinated debt	7,650	260	6.80	7,650	260	6.80
Lease liabilities	2,797	59	4.23	—	—	—
Total interest bearing liabilities/interest expense	912,153	7,211	1.59	869,472	5,214	1.21
Non-interest bearing liabilities:
Demand deposits	152,748			182,769
Other liabilities	7,276			8,821
Shareholders’ equity	98,268			95,398
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,170,445			$1,156,460
Interest rate spread			3.03			3.06
Net interest income/Net interest margin		17,730	3.27%		17,617	3.28%
Tax-equivalent adjustment		(12)			(11)
Net Interest Income		$17,718			$17,606

…..PROVISION FOR LOAN LOSSES..... The Company recorded a $400,000 provision recovery for loan losses in the first six months of 2019 compared to a $100,000 provision expense in the first six months of 2018. The 2019 provision recovery reflects our overall excellent asset quality, reduced levels of criticized loans and net loan charge-offs, and the lower six-month average balance of total loans. For the first six months of 2019, the Company experienced net loan charge-offs of  $169,000, or 0.04% of total loans, compared to net loan charge-offs of  $793,000, or 0.18%, in 2018. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $1.7 million, or only 0.19% of total loans, at June 30, 2019.
.....NON-INTEREST INCOME..... Non-interest income for the first six months of 2019 totaled $7.3 million, decreasing by only $54,000. Factors contributing to this slightly lower level of non-interest income for the first six months included:
•
a $178,000 favorable change in investment security sale gains after the Company sold a portion of low balance, low yielding securities at a loss in 2018 to reposition the investment portfolio for stronger future returns;

•
a $113,000 decrease in revenue from deposit service charges due to a reduced level of overdraft fee income as the bank is no longer charging a fee on overdrafts that result from signature based point of sale debit card transactions;

•
a $58,000 decrease in Wealth Management fees after the equity market declined late in 2018 and unfavorably impacted market values for assets under management in the first quarter of 2019. Also, there has been a decrease in life insurance sales within our financial services division;

•
a $48,000 decrease in net gains on loan sales into the secondary market due to management’s decision to retain more of the residential mortgage loan production in our loan portfolio earlier in the year when market conditions were more favorable to adjust strategy;

.....NON-INTEREST EXPENSE..... Non-interest expense for the first half of 2019 totaled $20.7 million and increased by $346,000, or 1.7%, from the prior year. Factors contributing to the higher non-interest expense in the quarter included:
•
a $338,000 increase in salaries & benefits expense due to higher salaries which resulted from annual merit increases, four additional employees hired at our new financial banking center in Hagerstown, Maryland and higher health care costs. These increased expenses more than offset reduced levels of pension expense and incentive compensation;

•
a $241,000 increase in other expense due to higher website costs, additional telecommunications expense and a higher level of funding for the unfunded commitment reserve due to increased loan approvals in 2019;

•
a $157,000 reduction in FDIC deposit insurance expense due to a reduction to our deposit insurance assessment;

•
a $67,000 decrease in professional fees due to lower legal fees and costs for other professional services.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of  $961,000, or an effective tax rate of 20.8%, in the first six months of 2019. This compares to the income tax expense of $908,000, or an effective tax rate of 20.5% for the first six months of 2018.
…..SEGMENT RESULTS.…. Retail banking’s net income contribution was $1,176,000 in the second quarter of 2019 and $2,357,000 for the first six months of 2019 which was up by $422,000 from the second quarter of last year and by $897,000 from the net income contribution for the first six months of 2018. The increase reflects a higher level of net interest income as the funding benefit for deposits provided by this segment improved. This funding benefit more than offset the impact of the immediate upward repricing of money market deposit accounts because of the increases to the Federal Funds Rate during 2018. Retail banking was positively impacted by the lower level of FDIC insurance expense and the Company’s ongoing focus to reduce and control costs, which resulted in lower occupancy & equipment expenses. The Retail banking segment also benefitted from the recognition of a zero loan loss provision in the second quarter of 2019 and a loan loss provision recovery for the full six months of 2019. Slightly offsetting these favorable items was non-interest income decreasing due to the lower deposit service charge income and the decrease to net gains on loan sales into the secondary market due to management’s decision to retain more of the residential mortgage loan production in our loan portfolio earlier in the year when market conditions were more favorable to adjust strategy.
The commercial banking segment reported net income of  $1,706,000 in the second quarter of 2019 and $3,473,000 for the first six months of 2019 which was up by $66,000 from the second quarter of last year and by $273,000 from the net income contribution for the first six months of 2018. The higher level of net income was due to the zero loan loss provision for the quarter and the loan loss provision recovery for the six-month time period. These favorable comparisons for the loan loss provision resulted from our outstanding asset quality, reduced level of criticized assets and the lower level of net charge-offs during both time periods. Also, the lower level of average total commercial & industrial and commercial real estate loans over the six-month timeframe contributed to the provision recovery during the first six months of 2019. The commercial banking segment also benefitted from a higher level of loan fee income in both time periods, due primarily to prepayment fees collected on certain early loan pay-offs in addition to the increased fees from greater new loan origination activity. Loan interest income did not increase by as much that it otherwise could have for the first half of 2019 because of the lower volume of total average commercial loans between years. However, new loans did originate at higher yields and existing loans tied to

LIBOR or the prime rate repriced upward as both of these indices moved up with the Federal Reserve’s fed funds interest rate increases during 2018. Also, unfavorably impacting net income was total employee costs increasing due to a higher level of full time equivalent employees in the commercial banking segment and a higher level of funding for the unfunded commitment reserve due to increased loan approvals in 2019.
The wealth management segment reported net income of  $444,000 in the second quarter of 2019 and $888,000 for the first six months of 2019 which was $12,000 higher for the second quarter but $52,000 lower for the same time periods of 2018, respectively. The year over year decrease is due to wealth management fees declining during the first quarter of 2019 as this segment was unfavorably impacted by decreased market values for assets under management after the equity markets declined late in the fourth quarter of 2018, as well as a decrease in the volume of life insurance sales. Wealth management fees recovered during the second quarter of 2019 due to market values for assets under management improving after the equity markets rebounded and increased resulting in the favorable quarterly comparison. Finally, and also positively impacting the wealth management segment’s net income was lower professional fees due to lower legal fees and costs for other professional services. Wealth management continues to be an important strategic focus of the Company.
The investment/parent segment reported a net loss of  $1,534,000 in the second quarter of 2019 and a net loss of  $3,048,000 for the first six months of 2019 which is a greater loss by $452,000 for the quarter and $959,000 for the first six months of 2018. The increased loss was the result of overnight borrowed funds having a higher cost due to the increase to national interest rates during 2018 and the immediate impact that the rising interest rate environment has on overnight borrowed funds. Additionally, maturing FHLB term advances repriced upward through 2018 and during the first half of 2019.
.....BALANCE SHEET.....The Company’s total consolidated assets were $1.19 billion at June 30, 2019, which increased by $29.9 million, or 2.6%, from the December 31, 2018 asset level. This change was driven primarily by an increased level of investment securities, loans, and fixed assets. Specifically, total investment securities grew by $3.3 million, or 1.8%, loans and loans held for sale increased by $27.0 million, or 3.1%, and as a result of the adoption of ASU 2016-02, Leases (Topic 842), the Company reported $4.1 million of right of use assets within the fixed assets line of the Consolidated Balance Sheet at June 30, 2019. These increases were partially offset by a reduction of total cash and cash equilvalents of  $6.8 million, or 19.4%.
Total deposits increased by $19.3 million, or 2.0% in the first six months of 2019. As of June 30, 2019, the 25 largest depositors represented 22.3% of total deposits, which is a slight decrease from December 31, 2018 when it was 22.7%. Total borrowings have increased by $4.7 million, or 4.4%, since year-end 2018. Specifically, total FHLB term advances increased by $6.4 million, or 13.7%, and totaled $53 million. The Company has utilized these term advances to help manage interest rate risk. In addition, the Company reported $4.2 million of lease liabilities as a result of the adoption of ASU 2016-02, Leases (Topic 842). These increases were partially offset by a decrease in short term borrowings of  $5.8 million, or 14.2%. The decrease in short term borrowings is attributable to the increase in total deposits. The Company’s total shareholders’ equity increased by $3.5 million over the first six months of 2019 due to the retention of earnings more than offsetting our common stock dividend payment to shareholders and the impact of our common stock buyback program. Additionally, the improved value of the investment securities portfolio had a positive impact on accumulated other comprehensive loss.
The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.14%, and a common equity tier 1 capital ratio of 10.28% at June 30, 2019. (See the discussion of the Basel III capital requirements under the “Capital Resources” section.) As of June 30, 2019, the Company’s book value per common share was $5.84 and its tangible book value per common share was $5.15 (non-gaap). When compared to December 31, 2018, book value per common share and tangible book value per common share improved by $0.28 and $0.27, respectively, per common share. The tangible common equity to tangible assets ratio was 7.60% (non-gaap) at June 30, 2019 and improved by 11 basis points when compared to December 31, 2018.

The tangible common equity ratio and tangible book value per share are considered to be non-gaap measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at June 30, 2019 and December 31, 2018 (in thousands, except share and ratio data):
	June 30, 2019	December 31, 2018
Total shareholders’ equity	$101,476	$97,977
Less: Goodwill	11,944	11,944
Tangible equity	89,532	86,033
Total assets	1,190,583	1,160,680
Less: Goodwill	11,944	11,944
Tangible assets	1,178,639	1,148,736
Tangible common equity ratio	7.60%	7.49%
Total shares outstanding	17,384,355	17,619,303
Tangible book value per share	$5.15	$4.88
.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):
	June 30, 2019	December 31, 2018	June 30, 2018
Total accruing loan delinquency (past due 30 to 89 days)	$3,253	$4,752	$3,137
Total non-accrual loans	874	1,221	1,000
Total non-performing assets including TDR*	1,681	1,378	1,160
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.37%	0.55%	0.35%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.10	0.14	0.11
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.19	0.16	0.13
Non-performing assets as a percentage of total assets	0.14	0.12	0.10
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.04	0.11	0.18
Annualized provision (credit) for loan losses	(0.09)	(0.07)	0.02
Total classified loans (loans rated substandard or doubtful)**	$3,908	$4,302	$4,715

*
Non-performing assets are comprised of  (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

**
Total classified loans include non-performing residential mortgage and consumer loans.

Overall, the Company continued to maintain strong asset quality in the first six months of 2019 as evidenced by low levels of non-accrual loans, non-performing assets, classified loans, and loan delinquency levels that continue to be below 1% of total loans. We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2019, the 25 largest credits represented 25.6% of total loans outstanding, which represents a slight decrease from the second quarter of 2018 when it was 26.4%.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):
	June 30, 2019	December 31, 2018	June 30, 2018
Allowance for loan losses	$8,102	$8,671	$9,521
Allowance for loan losses as a percentage of each of the following:
total loans, net of unearned income	0.91%	1.00%	1.07%
total accruing delinquent loans (past due 30 to 89 days)	249.06	182.47	303.51
total non-accrual loans	927.00	710.16	951.15
total non-performing assets	481.98	629.25	820.78
The Company recorded a $400,000 loan loss provision recovery in the first six months of 2019 compared to a $100,000 provision expense for loan losses in the first six months of 2018 that resulted in a positive change of  $500,000 between periods. The loan loss provision recovery in 2019 reflects our overall strong asset quality, reduced level of criticized loans and net loan charge-offs, and the lower six-month average loan portfolio balances.
.....LIQUIDITY..... The Company’s liquidity position has been strong during the last several years, primarily due to our core retail deposit base, which provides a reliable source of funds for the Company’s operations. Payments and prepayments from the loan portfolio, as well as, cash flow from maturities, prepayments and amortization of securities were also used to help fund new loan originations. We strive to operate our loan to deposit ratio in a range of 80% to 100%. For the second quarter of 2019, the Company’s loan to deposit ratio has averaged 90.10%. Given the loan growth experienced during the second quarter of 2019 and the strength of our current loan pipeline, we expect our loan to deposit ratio to grow moderately through the remainder of 2019.
Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $6.8 million from December 31, 2018 to June 30, 2019, due to $28.8 million of net cash used in investing activities, which more than offset $17.9 million of net cash provided by financing activities and $4.1 million of net cash provided by operating activities. Within investing activities, cash advanced for new loan fundings and loan participation purchases was $126.6 million, which was $26.7 million higher than the $95.4 million of cash received from loan principal payments and $4.6 million from loan participations sold. Cash utilized for new investment security purchases totaled $10.7 million and was slightly less than cash provided from investment security maturities and sales of  $10.8 million. Within financing activities, deposit balances increased by $19.3 million. Short term borrowed funds decreased by $5.8 million, but were more than offset by an increase to advances from the Federal Home Loan Bank by $6.4 million. Within operating activities, originations of residential mortgage loans of  $11.4 million offset sales of residential mortgage loans of  $11.1 million. At June 30, 2019, the Company had immediately available $352 million of overnight borrowing capacity at the FHLB and $35 million of unsecured federal funds lines with correspondent banks.
The holding company had $7.1 million of cash, short-term investments, and investment securities at June 30, 2019. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At June 30, 2019, our subsidiary Bank had $9.7 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has strong liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, its increased common stock dividend, and support the common stock repurchase program.
.....CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.28%, the tier 1 capital ratio was 11.47%, and the total capital ratio was 13.14% at June 30, 2019. The Company’s tier 1 leverage ratio was 9.73% at June 30, 2019. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2019. Capital generated from earnings will be utilized to pay the common stock cash dividend, fund the stock repurchase program, and will also support controlled balance sheet growth. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 344% of regulatory capital at June 30, 2019.
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
In the first quarter of 2019, the Company completed the previous common stock repurchase program where it bought back 540,000 shares, or 3% of its common stock, over a 9-month period at a total cost of $2.38 million. Specifically, during the first three months of 2019, the Company was able to repurchase 112,311 shares of its common stock and return $476,000 of capital to its shareholders through this program.
On April 16, 2019, the Company announced that its Board of Directors approved a new common stock repurchase program which calls for AmeriServ Financial, Inc. to buy back up to 3%, or approximately 526,000 shares, of its outstanding common stock during the next 12 months. The authorized repurchases will be made from time to time in either the open market or through privately negotiated transactions. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. No assurance can be given that any particular amount of common stock will be repurchased. This buyback program may be modified, extended or terminated by the Board of Directors at any time. During the second quarter of 2019, the Company was able to repurchase 161,554 shares of its common stock and return $686,000 of capital to its shareholders through this program. At June 30, 2019, the Company had approximately 17.4 million common shares outstanding.
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
Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	4.5%	24.1%
100bp increase	2.8	14.9
100bp decrease	(4.2)	(23.6)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio, the scheduled repricing of loans tied to Libor or prime, and the reduction to overnight borrowed funds. Also, the Company will continue its disciplined approach to price its core deposit in a controlled but competitive manner when interest rates rise. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at a targeted range of 2.25% to 2.50%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.
.....OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $227.6 million and standby letters of credit of  $16.3 million as of June 30, 2019. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.
…..REGULATORY UPDATE…..The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, was enacted into law on May 24, 2018. Most of the changes made by the Act can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified as systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets not less than 8% or more than 10% and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. In November 2018, as directed pursuant to the Act, the federal bank regulatory agencies issued proposed rules for a community bank leverage ratio (“CBLR”) for certain community banking organizations. Under the proposed rules, a bank or holding company would be eligible to elect the CBLR framework if the institution had less than $10.0 billion in total consolidated assets, met certain risk-based qualifying criteria and had a CBLR greater than 9%. A qualifying community banking organization that elected to opt in to the CBLR framework would not be subject to risk-based and leverage capital requirements under the Basel III rules. Additionally, the Act requires the enactment of a number of other implementing regulations, the details of which may have a material effect on the ultimate impact of the law. The Company continues to analyze the changes implemented by the Act and further rulemaking from federal banking regulators, but, at this time, does not believe that such changes will materially impact the Company’s business, operations, or financial results.

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
Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $6.0 million, or 74%, of the total allowance for loan losses at June 30, 2019 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.
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
Goodwill, which has an indefinite useful life, is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value.
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
In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of June 30, 2019, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.
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
ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION
Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At June 30, 2019, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.
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

•
Communities — We will continue to promote and encourage employee community involvement and leadership while fostering a positive corporate image. This will be accomplished by demonstrating our commitment to the communities we serve through assistance in providing affordable housing programs for low-to-moderate-income families; donations to qualified charities; and the time and talent contributions of AmeriServ staff to a wide-range of charitable and civic organizations.

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
Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2019, are effective.
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
Item 1A. Risk Factors
Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Company’s monthly common stock purchases during the second quarter of 2019. All shares are repurchased under Board of Directors authorization.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 – 30, 2019	6,000	$4.18	6,000	520,000
May 1 – 31, 2019	101,008	4.25	101,008	418,992
June 1 – 30, 2019	54,546	4.25	54,546	364,446
Total	161,554		161,554
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on April 23, 2019 (Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on April 24, 2019).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AmeriServ Financial, Inc. Registrant
Date: August 12, 2019	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: August 12, 2019	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer