Form 10-Q
period 2019-09-30
AMERISERV FINANCIAL INC /PA/
filed 2019-11-08
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 1, 2019
Common Stock, par value $0.01	17,138,632

AmeriServ Financial, Inc.
INDEX
i

Item 1.   Financial Statements
AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Cash and due from depository institutions	$27,087	$27,970
Interest bearing deposits	2,884	2,740
Short-term investments in money market funds	3,155	4,184
Total cash and cash equivalents	33,126	34,894
Investment securities:
Available for sale, at fair value	143,400	146,731
Held to maturity (fair value $40,813 on September 30, 2019 and $40,324 on December 31, 2018)	39,299	40,760
Loans held for sale	5,949	847
Loans	869,529	862,604
Less: Unearned income	396	322
Allowance for loan losses	8,345	8,671
Net loans	860,788	853,611
Premises and equipment:
Operating lease right-of-use asset	868	—
Financing lease right-of-use asset	3,143	—
Other premises and equipment, net	14,798	13,348
Accrued interest income receivable	3,765	3,489
Goodwill	11,944	11,944
Bank owned life insurance	38,784	38,395
Net deferred tax asset	3,578	3,637
Federal Home Loan Bank stock	3,630	4,520
Federal Reserve Bank stock	2,125	2,125
Other assets	6,229	6,379
TOTAL ASSETS	$1,171,426	$1,160,680
LIABILITIES
Non-interest bearing deposits	$144,567	$150,627
Interest bearing deposits	825,422	798,544
Total deposits	969,989	949,171
Short-term borrowings	11,275	41,029
Advances from Federal Home Loan Bank	55,630	46,721
Operating lease liabilities	886	—
Financing lease liabilities	3,210	—
Guaranteed junior subordinated deferrable interest debentures, net	12,951	12,939
Subordinated debt, net	7,505	7,488
Total borrowed funds	91,457	108,177
Other liabilities	7,520	5,355
TOTAL LIABILITIES	1,068,966	1,062,703
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,648,728 shares issued and 17,146,714 shares outstanding on September 30, 2019; 26,609,811 shares issued and 17,619,303 shares outstanding on December 31, 2018	266	266
Treasury stock at cost, 9,502,014 shares on September 30, 2019 and 8,990,508 shares on December 31, 2018	(82,745)	(80,579)
Capital surplus	145,884	145,782
Retained earnings	50,876	46,733
Accumulated other comprehensive loss, net	(11,821)	(14,225)
TOTAL SHAREHOLDERS’ EQUITY	102,460	97,977
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,171,426	$1,160,680

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$10,737	$10,607	$32,149	$30,550
Interest bearing deposits	6	5	19	14
Short-term investments in money market funds	84	60	212	150
Investment securities:
Available for sale	1,265	1,144	3,898	3,274
Held to maturity	341	333	1,084	981
Total Interest Income	12,433	12,149	37,362	34,969
INTEREST EXPENSE
Deposits	2,895	2,164	8,492	5,918
Short-term borrowings	38	267	276	529
Advances from Federal Home Loan Bank	297	199	793	577
Financing lease liabilities	29	—	88	—
Guaranteed junior subordinated deferrable interest debentures	280	280	841	840
Subordinated debt	130	130	390	390
Total Interest Expense	3,669	3,040	10,880	8,254
NET INTEREST INCOME	8,764	9,109	26,482	26,715
Provision (credit) for loan losses	225	—	(175)	100
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	8,539	9,109	26,657	26,615
NON-INTEREST INCOME
Wealth management fees	2,431	2,359	7,246	7,232
Service charges on deposit accounts	321	326	948	1,066
Net gains on sale of loans	405	176	574	393
Mortgage related fees	97	54	218	165
Net realized gains (losses) on investment securities	88	—	118	(148)
Bank owned life insurance	131	135	388	400
Other income	622	536	1,865	1,794
Total Non-Interest Income	4,095	3,586	11,357	10,902
NON-INTEREST EXPENSE
Salaries and employee benefits	6,324	5,815	18,973	18,126
Net occupancy expense	599	585	1,879	1,866
Equipment expense	333	335	1,081	1,104
Professional fees	1,276	1,321	3,645	3,757
Supplies, postage and freight	142	159	455	491
Miscellaneous taxes and insurance	280	258	851	797
Federal deposit insurance expense	-	140	160	457
Other expense	1,549	1,483	4,208	3,901
Total Non-Interest Expense	10,503	10,096	31,252	30,499
PRETAX INCOME	2,131	2,599	6,762	7,018
Provision for income tax expense	442	270	1,403	1,178
NET INCOME	1,689	2,329	5,359	5,840
PER COMMON SHARE DATA:
Basic:
Net income	$0.10	$0.13	$0.31	$0.32
Average number of shares outstanding	17,278	17,924	17,443	18,013
Diluted:
Net income	$0.10	$0.13	$0.31	$0.32
Average number of shares outstanding	17,360	18,036	17,524	18,117
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
COMPREHENSIVE INCOME
Net income	$1,689	$2,329	$5,359	$5,840
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	403	390	(1,030)	1,824
Income tax effect	(85)	(82)	216	(383)
Unrealized holding gains (losses) on available for sale securities arising during period	608	(919)	4,191	(3,409)
Income tax effect	(128)	193	(880)	716
Reclassification adjustment for (gains) losses on available for sale securities included in net income	(88)	—	(118)	148
Income tax effect	19	—	25	(31)
Other comprehensive income (loss)	729	(418)	2,404	(1,135)
Comprehensive income	$2,418	$1,911	$7,763	$4,705
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
COMMON STOCK
Balance at beginning of period	266	266	266	266
New common shares issued for exercise of stock options	—	—	—	—
Balance at end of period	266	266	266	266
TREASURY STOCK
Balance at beginning of period	(81,741)	(78,678)	(80,579)	(78,233)
Treasury stock, purchased at cost (237,641 and 279,679 shares for the three months ended September 30, 2019 and 2018, respectively and 511,506 and 385,342 shares for the nine months ended September 30, 2019 and 2018, respectively)	(1,004)	(1,263)	(2,166)	(1,708)
Balance at end of period	(82,745)	(79,941)	(82,745)	(79,941)
CAPITAL SURPLUS
Balance at beginning of period	145,883	145,771	145,782	145,707
New common shares issued for exercise of stock options (2,300 shares for the three months ended September 30, 2018 and 38,917 and 24,408 shares for the nine months ended September 30, 2019 and 2018, respectively)	—	5	96	61
Stock option expense	1	3	6	11
Balance at end of period	145,884	145,779	145,884	145,779
RETAINED EARNINGS
Balance at beginning of period	49,618	43,191	46,733	40,312
Net income	1,689	2,329	5,359	5,840
Cash dividend declared on common stock ($0.025 and $0.020 per share for the three months ended September 30, 2019 and 2018, respectively and $0.070 and $0.055 per share for the nine months ended September 30, 2019 and 2018, respectively)	(431)	(360)	(1,216)	(992)
Balance at end of period	50,876	45,160	50,876	45,160
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(12,550)	(13,667)	(14,225)	(12,950)
Other comprehensive income (loss)	729	(418)	2,404	(1,135)
Balance at end of period	(11,821)	(14,085)	(11,821)	(14,085)
TOTAL STOCKHOLDERS’ EQUITY	$102,460	$97,179	$102,460	$97,179
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine months ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$5,359	$5,840
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(175)	100
Depreciation and amortization expense	1,360	1,149
Net amortization of investment securities	203	273
Net realized (gains) losses on investment securities – available for sale	(118)	148
Net gains on loans held for sale	(574)	(393)
Amortization of deferred loan fees	(91)	(115)
Origination of mortgage loans held for sale	(28,232)	(23,361)
Sales of mortgage loans held for sale	23,704	25,838
Increase in accrued interest receivable	(276)	(404)
Increase in accrued interest payable	307	366
Earnings on bank owned life insurance	(388)	(400)
Deferred income taxes	623	249
Stock compensation expense	6	11
Net change in operating leases	(46)	—
Other, net	(323)	(5,534)
Net cash provided by operating activities	1,339	3,767
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(11,701)	(30,371)
Purchase of investment securities – held to maturity	(1,000)	(3,405)
Proceeds from sales of investment securities – available for sale	3,374	4,479
Proceeds from maturities of investment securities – available for sale	15,704	12,662
Proceeds from maturities of investment securities – held to maturity	2,403	3,417
Purchase of regulatory stock	(11,254)	(14,193)
Proceeds from redemption of regulatory stock	12,144	13,858
Long-term loans originated	(139,551)	(124,519)
Principal collected on long-term loans	151,752	139,836
Loan participations purchased	(23,792)	(11,443)
Loan participations sold	4,605	1,500
Proceeds from sale of other real estate owned	198	34
Purchase of premises and equipment	(2,550)	(691)
Net cash provided by (used in) investing activities	332	(8,836)
FINANCING ACTIVITIES
Net increase (decrease) in deposit balances	20,818	(3,732)
Net increase (decrease) in other short-term borrowings	(29,754)	12,170
Principal borrowings on advances from Federal Home Loan Bank	16,909	6,316
Principal repayments on advances from Federal Home Loan Bank	(8,000)	(10,000)
Principal payments on financing lease liabilities	(126)	—
Stock options exercised	96	61
Purchase of treasury stock	(2,166)	(1,708)
Common stock dividends	(1,216)	(992)
Net cash provided by (used in) financing activities	(3,439)	2,115
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,768)	(2,954)
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,894	34,188
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$33,126	$31,234
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 15 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.1 billion that are not reported on the Company’s Consolidated Balance Sheets at September 30, 2019. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.
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
On October 16, 2019, the FASB voted to defer the effective date for ASU 2016-13, Financial Instruments — Credit Losses, for smaller reporting companies (as defined by the Securities and Exchange Commission) to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. The Company, as a smaller reporting company, continues to evaluate the impact that the Update will have on our consolidated financial statements. We are currently working with an industry leading third-party consultant and software provider to assist us in the implementation of this standard. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The overall impact of the amendment will be affected by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

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
5.
Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers — Topic 606, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management has determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain noninterest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 80.5% of the total revenue of the Company.
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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine month periods ending September 30, 2019 and 2018 (in thousands).
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Noninterest income:
In-scope of Topic 606
Wealth management fees	$2,431	$2,359	$7,246	$7,232
Service charges on deposit accounts	321	326	948	1,066
Other	471	439	1,325	1,291
Noninterest income (in-scope of topic 606)	3,223	3,124	9,519	9,589
Noninterest income (out-of-scope of topic 606)	872	462	1,838	1,313
Total noninterest income	$4,095	$3,586	$11,357	$10,902
6.
Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three and nine month periods ending September 30, 2019, options to purchase 12,000 common shares, with an exercise price of  $4.19 to $4.22, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. There were no antidilutive securities during either period of 2018.
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Numerator:
Net income	$1,689	$2,329	$5,359	$5,840
Denominator:
Weighted average common shares outstanding (basic)	17,278	17,924	17,443	18,013
Effect of stock options	82	112	81	104
Weighted average common shares outstanding (diluted)	17,360	18,036	17,524	18,117
Earnings per common share:
Basic	$0.10	$0.13	$0.31	$0.32
Diluted	0.10	0.13	0.31	0.32

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.
Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits and short-term investments in money market funds with original maturities of 90 days or less. The Company made $785,000 in income tax payments in the first nine months of 2019 and $875,000 in the same 2018 period. The Company made total interest payments of  $10,573,000 in the first nine months of 2019 compared to $7,888,000 in the same 2018 period. The Company had $75,000 non-cash transfers to other real estate owned (OREO) in the first nine months of 2019 compared to $166,000 non-cash transfers in the same 2018 period. As a result of the adoption of ASU 2016-02, Leases (Topic 842) as of January 1, 2019, the Company had non-cash transactions associated with the recognition of the right-of-use assets and lease liabilities. Specifically, the Company recognized a right-of-use asset and lease liability of  $932,000 related to operating leases and a right-of-use asset and lease liability of $3.3 million related to financing leases.
8.
Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):
Investment securities available for sale (AFS):
	September 30, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$6,209	$71	$—	$6,280
US Agency mortgage-backed securities	83,830	1,760	(100)	85,490
Municipal	13,781	642	(8)	14,415
Corporate bonds	37,290	317	(392)	37,215
Total	$141,110	$2,790	$(500)	$143,400
Investment securities held to maturity (HTM):
	September 30, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$9,061	$277	$(6)	$9,332
Municipal	24,205	1,259	(42)	25,422
Corporate bonds and other securities	6,033	62	(36)	6,059
Total	$39,299	$1,598	$(84)	$40,813
Investment securities available for sale (AFS):
	December 31, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$7,685	$4	$(160)	$7,529
US Agency mortgage-backed securities	90,169	516	(1,158)	89,527
Municipal	13,301	114	(234)	13,181
Corporate bonds	37,359	131	(996)	36,494
Total	$148,514	$765	$(2,548)	$146,731

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
Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of  “A.” At September 30, 2019, 55.6% of the portfolio was rated “AAA”as compared to 57.5% at December 31, 2018. Approximately 9.1% of the portfolio was either rated below “A” or unrated at September 30, 2019 as compared to 10.0% at December 31, 2018.
The Company sold $2.8 million AFS securities in the third quarter of 2019 resulting in $88,000 of gross investment security gains and sold $3.4 million AFS securities in the first nine months of 2019 resulting in $118,000 of gross investment security gains. The Company sold no AFS securities during the third quarter of 2018. Total proceeds from the sale of AFS securities for the first nine months of 2018 were $4.5 million resulting in $15,000 of gross investment security gains and $163,000 of gross investment security losses.
The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $126,815,000 at September 30, 2019 and $115,536,000 at December 31, 2018.
The following tables present information concerning investments with unrealized losses as of September 30, 2019 and December 31, 2018 (in thousands):
Total investment securities:
	September 30, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$—	$—	$—	$—	$—	$—
US Agency mortgage-backed securities	4,602	(20)	10,804	(86)	15,406	(106)
Municipal	943	(3)	1,130	(47)	2,073	(50)
Corporate bonds and other securities	3,051	(31)	16,145	(397)	19,196	(428)
Total	$8,596	$(54)	$28,079	$(530)	$36,675	$(584)
Total investment securities:
	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$244	$(6)	$5,631	$(154)	$5,875	$(160)
US Agency mortgage-backed securities	17,718	(177)	39,983	(1,113)	57,701	(1,290)
Municipal	6,601	(71)	15,880	(567)	22,481	(638)
Corporate bonds and other securities	15,221	(440)	17,038	(678)	32,259	(1,118)
Total	$39,784	$(694)	$78,532	$(2,512)	$118,316	$(3,206)

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 51 positions that are considered temporarily impaired at September 30, 2019. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.
Contractual maturities of securities at September 30, 2019 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at September 30, 2019 is 35.1 months and is lower than the duration at December 31, 2018 which was 44.1 months. The duration remains within our internal established guideline range of 24 to 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.
Total investment securities:
	September 30, 2019
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$2,500	$2,506	$—	$—
After 1 year but within 5 years	21,374	21,485	6,516	6,565
After 5 years but within 10 years	40,360	41,005	19,662	20,618
After 10 years but within15 years	24,722	25,248	8,085	8,481
Over 15 years	52,154	53,156	5,036	5,149
Total	$141,110	$143,400	$39,299	$40,813
As of September 30, 2019, the Company reported $354,000 of equity securities within Other assets on the Consolidated Balance Sheets. These equity securities are held within a nonqualified deferred compensation plan in which a select group of executives of the Company can participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan and held within a rabbi trust. The assets of the rabbi trust are invested in various publicly listed mutual funds. The gain or loss on the equity securities (both realized and unrealized) is reported within Other income on the Consolidated Statements of Operations. For the third quarter and first nine months of 2019, the Company recorded a realized gain of  $9,000 and an unrealized gain of  $3,000 on these equity securities. Additionally, the Company has recognized a deferred compensation liability, which is equal to the balance of the equity securities and is reported within Other liabilities on the Consolidated Balance Sheets.
9.
Loans

The loan portfolio of the Company consists of the following (in thousands):
	September 30, 2019	December 31, 2018
Commercial:
Commercial and industrial	$163,385	$158,279
Commercial loans secured by owner occupied real estate	82,378	91,905
Commercial loans secured by non-owner occupied real estate	367,045	356,543
Real estate – residential mortgage	238,140	237,964
Consumer	18,185	17,591
Loans, net of unearned income	$869,133	$862,282

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loan balances at September 30, 2019 and December 31, 2018 are net of unearned income of  $396,000 and $322,000, respectively. Real estate-construction loans comprised 4.4% and 3.5% of total loans, net of unearned income at September 30, 2019 and December 31, 2018, respectively.
10.
Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and nine month periods ending September 30, 2019 and 2018 (in thousands).
	Three months ended September 30, 2019
	Balance at June 30, 2019	Charge- Offs	Recoveries	Provision (Credit)	Balance at September 30, 2019
Commercial	$2,538	$(1)	$8	$464	$3,009
Commercial loans secured by non-owner occupied real estate	3,425	—	12	(81)	3,356
Real estate – residential mortgage	1,218	—	25	(46)	1,197
Consumer	124	(36)	10	28	126
Allocation for general risk	797	—	—	(140)	657
Total	$8,102	$(37)	$55	$225	$8,345

	Three months ended September 30, 2018
	Balance at June 30, 2018	Charge- Offs	Recoveries	Provision (Credit)	Balance at September 30, 2018
Commercial	$3,566	$—	$17	$175	$3,758
Commercial loans secured by non-owner occupied real estate	3,686	—	12	(310)	3,388
Real estate – residential mortgage	1,253	(123)	34	75	1,239
Consumer	125	(29)	7	25	128
Allocation for general risk	891	—	—	35	926
Total	$9,521	$(152)	$70	$—	$9,439

	Nine months ended September 30, 2019
	Balance at December 31, 2018	Charge- Offs	Recoveries	Provision (Credit)	Balance at September 30, 2019
Commercial	$3,057	$(1)	$13	$(60)	$3,009
Commercial loans secured by non-owner occupied real estate	3,389	(63)	36	(6)	3,356
Real estate – residential mortgage	1,235	(71)	101	(68)	1,197
Consumer	127	(206)	40	165	126
Allocation for general risk	863	—	—	(206)	657
Total	$8,671	$(341)	$190	$(175)	$8,345

	Nine months ended September 30, 2018
	Balance at December 31, 2017	Charge- Offs	Recoveries	Provision (Credit)	Balance at September 30, 2018
Commercial	$4,298	$(574)	$29	$5	$3,758
Commercial loans secured by non-owner occupied real estate	3,666	—	38	(316)	3,388
Real estate – residential mortgage	1,102	(340)	111	366	1,239
Consumer	128	(181)	42	139	128
Allocation for general risk	1,020	—	—	(94)	926
Total	$10,214	$(1,095)	$220	$100	$9,439

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded a provision for loan losses of  $225,000 in the third quarter of 2019 as compared to a zero provision recorded in the third quarter of 2018. For the first nine months of 2019, the Company recorded a $175,000 loan loss provision recovery compared to a $100,000 provision expense recorded in the first nine months of 2018. The 2019 provision recovery reflects our overall strong asset quality, limited loan growth, and low level of net loan charge-offs. For the first nine months of 2019, the Company experienced net loan charge-offs of only $151,000, or 0.02% of total loans, compared to net loan charge-offs of  $875,000, or 0.13% of total loans, in the first nine months of 2018. Overall, the Company continued to maintain outstanding asset quality as its non-performing assets totaled $2.0 million, or only 0.22% of total loans, at September 30, 2019. The allowance for loan losses provided 426% coverage of non-performing assets, and 0.95% of total loans, at September 30, 2019, compared to 629% coverage of non-performing assets, and 1.00% of total loans, at December 31, 2018.
The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).
	At September 30, 2019
	Commercial	Commercial Loans Secured by Non-Owner Occupied Real Estate	Real Estate- Residential Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$820	$9	$—	$—		$829
Collectively evaluated for impairment	244,943	367,036	238,140	18,185		868,304
Total loans	$245,763	$367,045	$238,140	$18,185		$869,133
Allowance for loan losses:
Specific reserve allocation	$87	$9	$—	$—	$—	$96
General reserve allocation	2,922	3,347	1,197	126	657	8,249
Total allowance for loan losses	$3,009	$3,356	$1,197	$126	$657	$8,345

	At December 31, 2018
	Commercial	Commercial Loans Secured by Non-Owner Occupied Real Estate	Real Estate- Residential Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$—	$11	$—	$—		$11
Collectively evaluated for impairment	250,184	356,532	237,964	17,591		862,271
Total loans	$250,184	$356,543	$237,964	$17,591		$862,282
Allowance for loan losses:
Specific reserve allocation	$—	$11	$—	$—	$—	$11
General reserve allocation	3,057	3,378	1,235	127	863	8,660
Total allowance for loan losses	$3,057	$3,389	$1,235	$127	$863	$8,671
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
	September 30, 2019
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$820	$87	$—	$820	$820
Commercial loans secured by non-owner occupied real estate	9	9	—	9	31
Total impaired loans	$829	$96	$—	$829	$851

	December 31, 2018
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial loans secured by non-owner occupied real estate	$11	$11	$—	$11	$33
Total impaired loans	$11	$11	$—	$11	$33
The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Average loan balance:
Commercial	$785	$—	$393	$532
Commercial loans secured by non-owner occupied real estate	10	12	10	146
Average investment in impaired loans	$795	$12	$403	$678
Interest income recognized:
Commercial	$13	$—	$17	$—
Commercial loans secured by non-owner occupied real estate	—	—	—	—
Interest income recognized on a cash basis on impaired loans	$13	$—	$17	$—

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
	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$150,113	$9,640	$3,632	$—	$163,385
Commercial loans secured by owner occupied real estate	79,601	1,422	1,355	—	82,378
Commercial loans secured by non-owner occupied real estate	360,732	4,684	1,620	9	367,045
Total	$590,446	$15,746	$6,607	$9	$612,808

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$154,510	$2,089	$1,680	$—	$158,279
Commercial loans secured by owner occupied real estate	86,997	3,769	1,139	—	91,905
Commercial loans secured by non-owner occupied real estate	349,954	6,316	262	11	356,543
Total	$591,461	$12,174	$3,081	$11	$606,727
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
	September 30, 2019
	Performing	Non-Performing
Real estate – residential mortgage	$237,069	$1,071
Consumer	18,185	—
Total	$255,254	$1,071

	December 31, 2018
	Performing	Non-Performing
Real estate – residential mortgage	$236,754	$1,210
Consumer	17,591	—
Total	$254,345	$1,210
Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands).
	September 30, 2019
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial	$163,385	$—	$—	$—	$—	$163,385	$—
Commercial loans secured by owner occupied real estate	82,378	—	—	—	—	82,378	—
Commercial loans secured by non-owner occupied real estate	367,045	—	—	—	—	367,045	—
Real estate – residential mortgage	234,832	1,892	983	433	3,308	238,140	—
Consumer	18,120	45	20	—	65	18,185	—
Total	$865,760	$1,937	$1,003	$433	$3,373	$869,133	$—

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial	$158,279	$—	$—	$—	$—	$158,279	$—
Commercial loans secured by owner occupied real estate	91,905	—	—	—	—	91,905	—
Commercial loans secured by non-owner occupied real estate	355,963	580	—	—	580	356,543	—
Real estate – residential mortgage	232,465	3,651	472	1,376	5,499	237,964	—
Consumer	17,408	153	30	—	183	17,591	—
Total	$856,020	$4,384	$502	$1,376	$6,262	$862,282	$—
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.
Non-Performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):
	September 30, 2019	December 31, 2018
Non-accrual loans
Commercial loans secured by non-owner occupied real estate	$9	$11
Real estate – residential mortgage	1,071	1,210
Total	1,080	1,221
Other real estate owned
Commercial loans secured by owner occupied real estate	—	157
Real estate – residential mortgage	57	—
Total	57	157
TDR’s not in non-accrual
Commercial and industrial	820	—
Total	820	—
Total non-performing assets including TDR	$1,957	$1,378
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.22%	0.16%
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
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income due in accordance
with original terms	$14	$12	$43	$61
Interest income recorded	—	—	—	—
Net reduction in interest income	$14	$12	$43	$61
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table details the loan modified as a TDR during the three month period ended September 30, 2019 (dollars in thousands).
Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$70	Extension of maturity date with a below market interest rate
The following table details the loans modified as TDR’s during the nine month period ended September 30, 2019 (dollars in thousands).
Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	2	$820	Extension of maturity date with a below market interest rate
The Company had no loans modified as TDR’s during the three and nine month periods ending September 30, 2018.
All TDR’s are individually evaluated for impairment and a related allowance is recorded, as needed. The specific ALL reserve for loans modified as TDR’s was $96,000 and $11,000 as of September 30, 2019 and December 31, 2018, respectively.
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
12.
Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):
	At September 30, 2019
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$11,275	2.08%
Advances	2019	7,580	1.89
	2020	17,729	1.75
	2021	9,496	2.28
	2022	14,257	2.37
	2023	5,568	2.48
	2024 and over	1,000	2.26
Total advances		55,630	2.10
Total FHLB borrowings		$66,905	2.10%

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2018
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$41,029	2.62%
Advances	2019	12,500	1.51
	2020	16,729	1.74
	2021	9,496	2.28
	2022	6,996	2.86
	2023	1,000	2.86
Total advances		46,721	1.98
Total FHLB borrowings		$87,750	2.28%
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
The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Operations when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets. The following table presents the lease cost associated with both operating and financing leases for the three and nine month periods ending September 30, 2019 (in thousands). Total rent expense recorded during the three and nine month periods ended September 30, 2018 was $102,000 and $318,000, respectively.
	Three months ended September 30, 2019	Nine months ended September 30, 2019
Lease cost
Financing lease cost:
Amortization of right-of-use asset	$64	$193
Interest expense	29	88
Operating lease cost	29	87
Total lease cost	$122	$368
Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at September 30, 2019.
	Operating	Financing
Weighted-average remaining term (years)	12.1	17.2
Weighted-average discount rate	3.45%	3.60%
The following table presents the undiscounted cash flows due related to operating and financing leases as of September 30, 2019, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.
	Operating	Financing
Undiscounted cash flows due:
Within 1 year	$117	$302
After 1 year but within 2 years	119	275
After 2 years but within 3 years	110	277
After 3 years but within 4 years	69	278
After 4 years but within 5 years	69	240
After 5 years	608	3,068
Total undiscounted cash flows	1,092	4,440
Discount on cash flows	(206)	(1,230)
Total lease liabilities	$886	$3,210
Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of September 30, 2019, the Company had one short-term equipment lease which it has elected to not record on the Consolidated Balance Sheets.
14.
Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2019 and 2018 (in thousands):
	Three months ended September 30, 2019			Three months ended September 30, 2018
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$1,398	$(13,948)	$(12,550)	$(2,177)	$(11,490)	$(13,667)
Other comprehensive income (loss) before reclassifications	480	(7)	473	(726)	2	(724)
Amounts reclassified from accumulated other comprehensive loss	(69)	325	256	—	306	306
Net current period other comprehensive income (loss)	411	318	729	(726)	308	(418)
Ending balance	$1,809	$(13,630)	$(11,821)	$(2,903)	$(11,182)	$(14,085)

(1)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(1,409)	$(12,816)	$(14,225)	$(327)	$(12,623)	$(12,950)
Other comprehensive income (loss) before reclassifications	3,311	(1,790)	1,521	(2,693)	524	(2,169)
Amounts reclassified from accumulated other comprehensive loss	(93)	976	883	117	917	1,034
Net current period other comprehensive income (loss)	3,218	(814)	2,404	(2,576)	1,441	(1,135)
Ending balance	$1,809	$(13,630)	$(11,821)	$(2,903)	$(11,182)	$(14,085)

(1)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018 (in thousands):
	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended September 30, 2019	For the three months ended September 30, 2018	Affected line item in the consolidated statement of operations
Realized gains on sale of securities	$(88)	$—	Net realized (gains) losses on investment securities
	19	—	Provision for income tax expense
	$(69)	$—	Net of tax
Amortization of estimated defined benefit pension plan loss	$412	$387	Other expense
	(87)	(81)	Provision for income tax expense
	$325	$306	Net of tax
Total reclassifications for the period	$256	$306	Net income

(1)
Amounts in parentheses indicate credits.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018	Affected line item in the consolidated statement of operations
Realized (gains) losses on sale of securities	$(118)	$148	Net realized (gains) losses on investment securities
	25	(31)	Provision for income tax expense
	$(93)	$117	Net of tax
Amortization of estimated defined benefit pension plan loss	$1,236	$1,161	Other expense
	(260)	(244)	Provision for income tax expense
	$976	$917	Net of tax
Total reclassifications for the period	$883	$1,034	Net income

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital to risk-weighted assets (as defined), tier 1 capital to average assets, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2019, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital, and Tier 1 leverage ratios as set forth in the table (in thousands, except ratios).

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At September 30, 2019
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$131,075	13.33%	$118,832	12.14%	8.00%	10.00%
Common Equity Tier 1 (To Risk Weighted Assets)	102,337	10.41	109,483	11.19	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,221	11.62	109,483	11.19	6.00	8.00
Tier 1 Capital (To Average Assets)	114,221	9.79	109,483	9.49	4.00	5.00
	At December 31, 2018
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$129,178	13.53%	$115,451	12.14%	8.00%	10.00%
Common Equity Tier 1 (To Risk Weighted Assets)	100,258	10.50	105,891	11.14	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	112,130	11.74	105,891	11.14	6.00	8.00
Tier 1 Capital (To Average Assets)	112,130	9.71	105,891	9.28	4.00	5.00

*
Applies to the Bank only.

Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.81% (non-GAAP) at September 30, 2019. See the discussion of the tangible common equity ratio under the “Balance Sheet” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (M.D. & A.).
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
To accommodate the needs of our customers and support the Company’s asset/liability positioning, we may enter into interest rate swap agreements with customers and a large financial institution that specializes in these types of transactions. These arrangements involve the exchange of interest payments based on the

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into offsetting fixed rate swaps with Pittsburgh National Bank (PNC). In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay PNC the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. The swap assets and swap liabilities are recorded at fair value and are reported within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets. Disclosures related to the fair value of the swap transactions can be found in Note 20.
The following table summarizes the interest rate swap transactions that impacted the Company’s first nine months of 2019 and 2018 performance (in thousands, except percentages).
	At September 30, 2019
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$23,866	4.69%	MONTHLY	$11
SWAP LIABILITIES	FAIR VALUE	(23,866)	(4.69)	MONTHLY	(11)
NET EXPOSURE		—	—		—

	At September 30, 2018
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$19,983	4.20%	MONTHLY	$(42)
SWAP LIABILITIES	FAIR VALUE	(19,983)	(4.20)	MONTHLY	42
NET EXPOSURE		—	—		—
The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at September 30, 2019 and 2018. None of the Company’s derivatives are designated as hedging instruments.
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The contribution of the major business segments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):
	Three months ended September 30, 2019		Nine months ended September 30, 2019
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Retail banking	$7,064	$1,316	$20,597	$3,673
Commercial banking	4,675	1,475	13,770	4,948
Wealth management	2,458	477	7,315	1,365
Investment/Parent	(1,338)	(1,579)	(3,843)	(4,627)
Total	$12,859	$1,689	$37,839	$5,359

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Retail banking	$6,692	$1,145	$19,050	$2,605
Commercial banking	4,762	1,876	13,729	5,076
Wealth management	2,379	483	7,288	1,423
Investment/Parent	(1,138)	(1,175)	(2,450)	(3,264)
Total	$12,695	$2,329	$37,617	$5,840
18.
Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $227.5 million and $177.8 million along with standby letters of credit of  $15.0 million and $16.7 million as of September 30, 2019 and December 31, 2018, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19.
Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$368	$370	$1,104	$1,110
Interest cost	392	318	1,176	954
Expected return on plan assets	(756)	(699)	(2,268)	(2,097)
Special termination benefit liability	—	16	—	48
Recognized net actuarial loss	412	387	1,236	1,161
Net periodic pension cost	$416	$392	$1,248	$1,176
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
The fair values of the fair value swaps used for interest rate risk management represents the amount the Company would expect to receive or pay to terminate such agreements. These fair values are based on an external derivative valuation model using data inputs as of the valuation date and classified Level 2.
The following table presents the assets and liability measured and recorded on the Consolidated Balance Sheets on a recurring basis at their fair value as of September 30, 2019 and December 31, 2018, by level within the fair value hierarchy (in thousands).
	Fair Value Measurements at September 30, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities	$354	$354	$—	$—
Available for sale securities:
US Agency	6,280	—	6,280	—
US Agency mortgage-backed securities	85,490	—	85,490	—
Municipal	14,415	—	14,415	—
Corporate bonds	37,215	—	37,215	—
Fair value swap asset	1,453	—	1,453	—
Fair value swap liability	(1,453)	—	(1,453)	—
	Fair Value Measurements at December 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Agency	$7,529	$—	$7,529	$—
US Agency mortgage-backed securities	89,527	—	89,527	—
Municipal	13,181	—	13,181	—
Corporate bonds	36,494	—	36,494	—
Fair value swap asset	257	—	257	—
Fair value swap liability	(257)	—	(257)	—
Assets Measured and Recorded on a Non-Recurring Basis
Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As detailed in the allowance for loan loss footnote, impaired loans are reported at the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At September 30,

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2019, impaired loans with a carrying value of  $829,000 were reduced by a specific valuation allowance totaling $96,000 resulting in a net fair value of  $733,000. At December 31, 2018, impaired loans with a carrying value of  $11,000 were reduced by a specific valuation allowance totaling $11,000 resulting in a net fair value of zero.
Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.
Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):
	Fair Value Measurements at September 30, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$733	$—	$—	$733
Other real estate owned	57	—	—	57
	Fair Value Measurements at December 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$—	$—
Other real estate owned	157	—	—	157
	Quantitative Information About Level 3 Fair Value Measurements
September 30, 2019	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Avg)
Impaired loans	$674	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 100% (11)%
	59	Discounted cash flows	Probability of loss adjustment(3)	15% (15)%
Other real estate owned	57	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses	0% to 44% (35)% 12% to 114% (28)%
	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Wgtd Avg)
Impaired loans	$—	Appraisal of collateral(1)	Appraisal adjustments(2)	100% (100)%
Other real estate owned	157	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses	0% to 39% (8)% 21% to 195% (40)%

(1)
Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.

(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions.

(3)
Includes qualitative adjustments by management based on circumstances specific to each loan.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash and cash equivalents, bank owned life insurance, regulatory stock, accrued interest receivable and payable, and short term borrowings have fair values which approximate the recorded carrying values. The fair value measurements for all of these financial instruments are Level 1 measurements.
The estimated fair values based on US GAAP measurements and recorded carrying values at September 30, 2019 and December 31, 2018, for the remaining financial instruments not required to be measured or reported at fair value were as follows (in thousands):
	September 30, 2019
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Investment securities – HTM	$39,299	$40,813	$—	$37,849	$2,964
Loans held for sale	5,949	6,102	6,102	—	—
Loans, net of allowance for loan loss and unearned income	860,788	862,163	—	—	862,163
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$666,977	$655,398	$—	$—	$655,398
Deposits with stated maturities	303,012	304,249	—	—	304,249
All other borrowings(1)	76,086	76,664	—	—	76,664
	December 31, 2018
	Carrying V alue	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Investment securities – HTM	$40,760	$40,324	$—	$37,398	$2,926
Loans held for sale	847	871	871	—	—
Loans, net of allowance for loan loss and unearned income	853,611	836,122	—	—	836,122
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$671,666	$627,323	$—	$—	$627,323
Deposits with stated maturities	277,505	277,010	—	—	277,010
All other borrowings(1)	67,148	69,692	—	—	69,692

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“M.D. & A.”)

…..2019 THIRD QUARTER SUMMARY OVERVIEW….. AmeriServ reported third quarter 2019 net income of  $1,689,000, or $0.10 per share. This represents a 27.5%, or $640,000, decrease from the third quarter of 2018 when net income totaled $2,329,000, or $0.13 per share.
AmeriServ Financial Inc. was able to return 85% of third quarter 2019 earnings to our shareholders through accretive common stock buybacks and an increased cash dividend. This strategic focus on active capital management continues to favorably impact both earnings per share and tangible book value per share. The Company did experience net interest margin compression during the third quarter which will be discussed later in this M.D. & A. We continue to achieve solid deposit growth this year due, in part, to the success of our financial banking center in Hagerstown, Maryland that was opened in December 2018. Overall, total deposits continued to grow for a fifth consecutive quarter and reached its historically highest level.
THREE MONTHS ENDED SEPTEMBER 30, 2019 VS. THREE MONTHS ENDED SEPTEMBER 30, 2018
..…PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).
	Three months ended September 30, 2019	Three months ended September 30, 2018
Net income	$1,689	$2,329
Diluted earnings per share	0.10	0.13
Return on average assets (annualized)	0.57%	0.79%
Return on average equity (annualized)	6.60%	9.54%
..…NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is effected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the third quarter of 2019 to the third quarter of 2018 (in thousands, except percentages):
	Three months ended September 30, 2019	Three months ended September 30, 2018	$ Change	% Change
Interest income	$12,433	$12,149	$284	2.3%
Interest expense	3,669	3,040	629	20.7
Net interest income	$8,764	$9,109	$(345)	(3.8)
Net interest margin	3.18%	3.31%	(0.13)%	N/M

N/M — not meaningful
The Company’s net interest income in the third quarter of 2019 decreased by $345,000, or 3.8%, from the prior year’s third quarter. The Company’s net interest margin of 3.18% for the third quarter of 2019 was 13 basis points lower than the net interest margin of 3.31% for the third quarter of 2018. The 2019 decrease in net interest income is the result of net interest margin compression caused by a combination of the lower interest rates that exist in the economy and a decrease in the balance of total average loans. Overall, the U.S. Treasury Yield Curve has shifted downward, flattened and became inverted in certain segments. Slightly offsetting these unfavorable items was an increase in the average balance of total investment securities. In addition, there was a favorable shift experienced in the mix of total average interest bearing liabilities as total interest bearing deposits increased and resulted in less reliance on higher cost borrowings to fund interest earning assets.

Total investment securities averaged $192 million in the third quarter of 2019 which is $7.3 million, or 4.0%, higher than the $185 million average for the third quarter of 2018. The growth in the investment securities portfolio is the result of the rising interest rate environment experienced during 2018 which provided an attractive market for additional security purchases. This growth was accomplished while maintaining the risk profile of the portfolio. Purchases primarily focused on federal agency mortgage backed securities due to the ongoing cash flow that these securities provide. Also, management continued its portfolio diversification strategy through purchases of high quality corporate and taxable municipal securities. Investment security purchase activity slowed significantly during the second and third quarters of 2019 and was more selective as the market became less favorable. Overall, interest income on investment securities increased between the third quarter of 2019 and the third quarter of 2018 by $129,000, or 8.7%.
Total loans averaged $880 million in the third quarter of 2019 which is $9.4 million, or 1.1%, lower than the $890 million average for the third quarter of 2018. The lower balance of total average loans reflects the high level of loan payoffs received which exceeded the level of new loan originations, particularly in the fourth quarter of 2018 and, again, in the third quarter of 2019. The decrease between years occurred primarily in the commercial real estate and commercial & industrial loan portfolios. Loan pipelines remain strong. However, potential new loan customers delayed their decision to obtain loans given the Federal Reserve’s action to decrease interest rates in late July and in the middle of September 2019 causing the sentiment in national credit markets that additional interest rate reductions may occur this year. Loan interest and fee income increased by $130,000, or 1.2%, between the third quarter of 2019 and last year’s third quarter. The higher loan interest income primarily reflects new loans originating at higher yields throughout 2018 and during the first half of 2019 as well as the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s decision to increase the target federal funds interest rate in 2018. Overall, total interest income increased by $284,000, or 2.3%, between years.
Total deposit interest expense in 2019 was higher by $731,000, or 33.8%, for the third quarter, which reflects the higher level of total average interest bearing deposits and certain indexed money market accounts repricing upward due to the impact of the Federal Reserve increasing interest rates during 2018. The Company did begin to experience deposit pricing relief to a small degree during the third quarter of 2019 because of the Federal Reserve easing interest rates late in July and in September. However, the Company continues to experience competitive market pressure to retain existing deposit customers and attract new customer deposits. Customer product preference changed as well since last year as movement of funds occurred from non-interest bearing demand deposits and lower yielding money market accounts into higher yielding certificates of deposit. Overall, total deposits continued to grow for a fifth consecutive quarter and averaged $985 million in the third quarter of 2019, which was $28.4 million, or 3.0%, higher than the 2018 third quarter average. The Company’s loan to deposit ratio averaged 89.4% in the third quarter of 2019, which we believe indicates that the Company has ample capacity to grow its loan portfolio.
The Company experienced a $102,000, or 11.6%, decrease in the interest cost for borrowings in the third quarter of 2019. The 2019 third quarter average of FHLB borrowed funds was $61.8 million, which represented a decrease of  $28.9 million, or 31.8%, due to the increase in total average deposits.During the quarter, within total average borrowings, the total average term advances from FHLB increased by approximately $12.0 million, or 27.3%, when compared to the third quarter of 2018. This increase is due to the inversion demonstrated in certain segments of the U.S. Treasury Yield Curve in 2019 and resulted in certain term advances costing less than overnight borrowed funds. As a result of this and the Federal Reserve decreasing the federal funds rate late in July and, to a lesser extent, the middle of September, the interest cost of borrowings decreased between quarters. Overall, total interest expense for the third quarter of 2019 increased by $629,000, or 20.7%, when compared to 2018.
The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2019 and 2018 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% is used to compute tax-equivalent interest income and yields(non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended September 30, 2019 and 2018 was $5,000, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.
Three months ended September 30 (In thousands, except percentages)
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$880,320	$10,742	4.80%	$889,702	$10,612	4.69%
Short-term investment in money market funds and bank deposits	12,168	90	2.92	7,657	65	3.33
Investment securities – AFS	152,304	1,265	3.34	145,715	1,144	3.14
Investment securities – HTM	40,163	341	3.32	39,416	333	3.38
Total investment securities	192,467	1,606	3.34	185,131	1,477	3.19
Total interest earning assets/interest income	1,084,955	12,438	4.52	1,082,490	12,154	4.43
Non-interest earning assets:
Cash and due from banks	19,803			24,078
Premises and equipment	18,881			12,283
Other assets	65,545			61,860
Allowance for loan losses	(8,247)			(9,636)
TOTAL ASSETS	$1,180,937			$1,171,075
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$174,452	$427	0.97%	$130,782	$267	0.81%
Savings	97,281	41	0.17	98,763	41	0.17
Money markets	231,024	639	1.10	251,000	547	0.87
Time deposits	330,878	1,788	2.15	301,126	1,309	1.74
Total interest bearing deposits	833,635	2,895	1.37	781,671	2,164	1.10
Short-term borrowings	6,053	38	2.43	46,898	267	2.23
Advances from Federal Home Loan Bank	55,781	297	2.11	43,816	199	1.80
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Subordinated debt	7,650	130	6.80	7,650	130	6.80
Lease liabilities	4,122	29	2.82	—	—	—
Total interest bearing liabilities/interest expense	920,326	3,669	1.58	893,120	3,040	1.35
Non-interest bearing liabilities:
Demand deposits	151,096			174,632
Other liabilities	7,949			6,455
Shareholders’ equity	101,566			96,868
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,180,937			$1,171,075
Interest rate spread			2.94			3.08
Net interest income/ Net interest margin		8,769	3.18%		9,114	3.31%
Tax-equivalent adjustment		(5)			(5)
Net Interest Income		$8,764			$9,109

…..PROVISION FOR LOAN LOSSES..… The Company recorded a $225,000 provision for loan losses in the third quarter of 2019 as compared to a zero provision in the third quarter of 2018. The third quarter 2019 provision expense follows the first two quarters of 2019 in which a provision recovery and no provision expense was recognized, respectively. The recognition of a $225,000 provision expense in the third quarter primarily reflects an increase in criticized loan totals. The Company experienced net loan recoveries of  $18,000, which equates to 0.01% of total loans, in the 2019 third quarter compared to net loan charge-offs of  $82,000, or 0.04% of total loans, in the third quarter of 2018. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled just under $2.0 million, or only 0.22% of total loans, at September 30, 2019. In summary, the allowance for loan losses provided 426% coverage of non-performing assets, and was 0.95% of total loans, at September 30, 2019, compared to 629% coverage of non-performing assets, and 1.00% of total loans, at December 31, 2018.
…..NON-INTEREST INCOME….. Non-interest income for the third quarter of 2019 totaled $4.1 million and increased $509,000, or 14.2%, from the third quarter 2018 performance. Factors contributing to this higher level of non-interest income for the quarter included:
•
a $229,000 increase in net realized gains on loans held for sale primarily due to the sale of the guaranteed portion of a Small Business Administration loan that resulted in a $197,000 gain. The remainder of the net gain was due to increased residential mortgage loan sales in the secondary market as the lower interest rate environment in the third quarter of 2019 as well as continued business development efforts resulted in a greater level of residential mortgage loan production;

•
the Company recognized an $88,000 investment security sale gain in the third quarter of 2019 after no security sale activity occurred in the third quarter of 2018. The opportunity existed to capture gains on certain securities that demonstrated higher than typical market appreciation in this low interest rate environment;

•
an $86,000 increase in other income due to a higher level of letter of credit fees and increased revenue from check supply sales because of a favorable vendor contract renegotiation;

•
a $72,000 increase in wealth management fees as the Company benefitted from a continuing increase in market values for assets under management; and

•
a $43,000 increase in mortgage related fees resulted from the increased residential mortgage loan production.

..…NON-INTEREST EXPENSE….. Non-interest expense for the third quarter of 2019 totaled $10.5 million and increased by $407,000, or 4.0%, from the prior year’s third quarter. Factors contributing to the higher level of non-interest expense for the quarter included:
•
a $509,000 increase in salaries & benefits expense due to annual merit increases, the addition of several employees to address management succession planning, staffing our new financial banking center in Hagerstown, Maryland and higher health care costs and pension expense;

•
a $140,000 decrease in FDIC insurance cost due to the application of the Small Bank Assessment Credit regulation which resulted in the FDIC awarding community banks under $10 billion in assets an assessment credit because the banking industry reserve ratio exceeded its 1.38% target. The Bank’s remaining credit balance should be sufficient to result in no deposit insurance premiums for the next two quarters provided the deposit insurance fund balance remains at a sufficient level under the banking regulations;

•
a $66,000 increase in other expenses reflects our increased investment in technology as evidenced by higher website costs and additional telecommunications expense; and

•
a $45,000 decrease in professional fees due to reduced recruitment costs and expenses for other professional services.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of  $442,000, or an effective tax rate of 20.7%, in the third quarter of 2019. This compares to an income tax expense of $270,000, or an effective tax rate of 10.4%, for the third quarter of 2018. The lower effective tax rate and income tax expense in the third quarter of 2018 reflected the benefits of corporate tax reform as a result of the enactment of the “Tax Cuts and Jobs Act” which allowed the Company to contribute additional funds to our pension plan in 2018 in order to achieve a greater income tax benefit. The tax benefit of this additional pension contribution favorably reduced income tax expense by $264,000 in the third quarter of 2018.
NINE MONTHS ENDED SEPTEMBER 30, 2019 VS. NINE MONTHS ENDED SEPTEMBER 30, 2018
…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).
	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Net income	$5,359	$5,840
Diluted earnings per share	0.31	0.32
Return on average assets (annualized)	0.61%	0.67%
Return on average equity (annualized)	7.21%	8.14%
For the nine-month period ended September 30, 2019, the Company reported net income of $5,359,000, or $0.31 per diluted common share. This earnings performance represents a 3.1% decrease in earnings per share when compared to the first nine months of 2018 when net income totaled $5,840,000, or $0.32 per diluted common share. The Company experienced higher non-interest expenses and net interest margin compression during the first nine months of 2019. These unfavorable items were partially offset by the recognition of a loan loss provision recovery through nine months this year which reflects our overall strong asset quality, limited loan growth, and low level of net loan charge-offs.
…..NET INTEREST INCOME AND MARGIN…..The following table compares the Company’s net interest income performance for the first nine months of 2019 to the first nine months of 2018 (in thousands, except percentages):
	Nine months ended September 30, 2019	Nine months ended September 30, 2018	$ Change	% Change
Interest income	$37,362	$34,969	$2,393	6.8%
Interest expense	10,880	8,254	2,626	31.8
Net interest income	$26,482	$26,715	$(233)	(0.9)
Net interest margin	3.24%	3.29%	(0.05)	N/M

N/M — not meaningful
The Company’s net interest income in the first nine months of 2019 decreased by $233,000, or 0.9%, when compared to the first nine months of 2018. The Company’s net interest margin of 3.24% for the nine month timeframe of 2019 declined by five basis points from the prior year’s nine month time period. Similar to the quarterly comparison, the decrease in net interest income in 2019 is the result of net interest margin compression caused by a combination of the lower interest rates that exist in the economy and a decrease in the balance of total average loans. Slightly offsetting these unfavorable items was an increase in the average balance of total investment securities as well as a favorable shift in the mix of total average interest bearing liabilities as total interest bearing deposits increased and resulted in less reliance on higher cost borrowings to fund interest earning assets.
Total investment securities averaged $197 million in the first nine months of 2019 which was $15.2 million, or 8.4%, higher than the $182 million average for the first nine months of 2018. The growth in the investment securities portfolio occurred primarily during 2018 and is the result of management taking advantage of the rising interest rate environment experienced during 2018 which provided an attractive market for additional security purchases. Purchases primarily focused on federal agency mortgage backed securities due to the ongoing cash flow that these securities provide. Also, management continued its portfolio diversification strategy through purchases of high quality corporate and taxable municipal securities. Investment security purchase activity slowed significantly during the second and third quarters of 2019 as the interest rate market was less favorable. As a result, interest income on investments increased between the first nine months of 2019 and the first nine months of 2018 by $727,000, or 17.1%.
Total loans averaged $875 million in the first nine months of 2019 which was $10.0 million, or 1.1%, lower than the 2018 first nine month average.The lower balance of total average loans reflects the high level of loan payoffs received during the fourth quarter of 2018 and, again, during the third quarter of 2019 which exceeded the level of new loan originations during both time periods. In 2019, after a first quarter in which total average loans remained relatively consistent, loan growth returned during the second quarter as loan originations exceeded loan payoffs. However, during the third quarter, although loan pipelines remained strong, loan originations began to slow and trailed loan payoffs. The decrease between years occurred primarily in the commercial real estate and commercial & industrial loan portfolios. Even though the nine month average of total loans decreased since last year, loan interest and fee income increased by $1.6 million, or 5.2%, between the first nine months of 2019 and last year’s first nine months. The higher loan interest income primarily reflects the Federal Reserve’s increases to the target federal funds interest rate during 2018. This resulted in new loans originating at higher yields throughout 2018 and during the first half of 2019 and also caused the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices moved up with the federal funds rate 2018 increases. Also, included in this increase was a higher level of loan fee income by $65,000, due primarily to prepayment fees collected on certain early loan pay-offs. Overall, total interest income increased by $2.4 million, or 6.8%, in the first nine months of 2019, as compared to the same period in 2018.
Total interest expense for the first nine months of 2019 increased by $2.6 million, or 31.8%, when compared to 2018, due to higher levels of both deposit and borrowing interest expense. Total deposit interest expense increased by $2.6 million, or 43.5%, between time periods and reflects the higher level of total average interest bearing deposits and the upward repricing of certain indexed money market accounts after the Federal Reserve interest rate increases during 2018. Additionally, and similar to the quarterly comparison, the Company has experienced increasing competitive market pressure to retain existing deposit customers and attract new customer deposits. Customer product preference changed as well resulting in movement of some funds out of non-interest bearing demand deposits and lower yielding money market accounts into higher yielding certificates of deposit. Overall, total deposits averaged $978 million in the first nine months of 2019 which was $20.6 million, or 2.1%, higher than the $957 million average for 2018.
Even though total average borrowings decreased between years, the Company experienced a $52,000, or 2.2%, increase in the interest cost for borrowings in the first nine months of 2019 due to the impact that the 2018 increases in the federal funds rate had on the cost of overnight borrowed funds and the replacement of matured FHLB term advances. Also, due to a new accounting pronouncement that became effective January 1, 2019, the Company recognized additional interest expense on its financing property leases of  $88,000. In the first nine months of 2019, total average FHLB borrowed funds was $65.1 million, a decrease of  $14.1 million, or 17.8%, from the same period during 2018, which was due to the increase in total average deposits.
The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the nine month periods ended September 30, 2019 and 2018. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page s 33 and 34. The tax equivalent adjustments to interest income on loans and municipal securities for the nine months ended September 30, 2019 and 2018 was $17,000 and $16,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Nine months ended September 30 (In thousands, except percentages)
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$874,601	$32,166	4.87%	$884,620	$30,566	4.57%
Short-term investment in money market funds and bank deposits	9,264	231	3.29	7,828	164	2.76
Investment securities – AFS	155,998	3,898	3.33	142,366	3,274	3.07
Investment securities – HTM	40,799	1,084	3.54	39,262	981	3.33
Total investment securities	196,797	4,982	3.38	181,628	4,255	3.12
Total interest earning assets/interest income	1,080,662	37,379	4.59	1,074,076	34,985	4.32
Non-interest earning assets:
Cash and due from banks	20,356			22,598
Premises and equipment	17,663			12,417
Other assets	63,628			62,215
Allowance for loan losses	(8,366)			(9,974)
TOTAL ASSETS	$1,173,943			$1,161,332
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$169,125	$1,260	1.00%	$131,062	$770	0.79%
Savings	97,672	122	0.17	98,445	122	0.17
Money markets	235,936	1,975	1.12	251,215	1,570	0.84
Time deposits	323,116	5,135	2.12	296,717	3,456	1.56
Total interest bearing deposits	825,849	8,492	1.37	777,439	5,918	1.02
Short-term borrowings	13,944	276	2.65	34,297	529	2.03
Advances from Federal Home Loan Bank	51,112	793	2.07	44,884	577	1.72
Guaranteed junior subordinated deferrable interest debentures	13,085	841	8.57	13,085	840	8.57
Subordinated debt	7,650	390	6.80	7,650	390	6.80
Lease liabilities	3,238	88	3.63	—	—	—
Total interest bearing liabilities/interest expense	914,878	10,880	1.59	877,355	8,254	1.26
Non-interest bearing liabilities:
Demand deposits	152,197			180,056
Other liabilities	7,501			8,033
Shareholders’ equity	99,367			95,888
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,173,943			$1,161,332
Interest rate spread			3.00			3.07
Net interest income/ Net interest margin		26,499	3.24%		26,731	3.29%
Tax-equivalent adjustment		(17)			(16)
Net Interest Income		$26,482			$26,715
…..PROVISION FOR LOAN LOSSES….. The Company recorded a $175,000 provision recovery for loan losses in the first nine months of 2019 compared to a $100,000 provision expense in the first nine months of 2018. The 2019 provision recovery reflects our overall strong asset quality, limited loan growth and low levels of net loan charge-offs. Specifically, for the first nine months of 2019, the Company experienced net loan charge-offs of  $151,000, or 0.02% of total loans, compared to net loan charge-offs of $875,000, or 0.13% of total loans, in 2018. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $2.0 million, or only 0.22% of total loans, at September 30, 2019.
…..NON-INTEREST INCOME….. Non-interest income for the first nine months of 2019 totaled $11.4 million and increased by $455,000, or 4.2%, from the prior year. Factors contributing to the higher level of non-interest income for the first nine months included:
•
a $266,000 favorable change in investment security sale gains after the Company sold a portion of low balance, low yielding securities at a loss in 2018 to reposition the investment portfolio for stronger future returns. This line item was also favorably impacted by the investment security sale activity that occurred during the third quarter of 2019 and is discussed previously in the quarterly comparison comments;

•
a $181,000 increase in net gains on loan sales into the secondary market primarily due to the sale of the guaranteed portion of a Small Business Administration loan that resulted in a $197,000 gain;

•
a $118,000 decrease in revenue from deposit service charges due to a reduced level of overdraft fee income as the impact of the bank no longer charging a fee on overdrafts that result from signature based point of sale debit card transactions was evident in the first half of the year;

•
a $71,000 increase in other income due to a higher level of letter of credit fees and increased revenue from check supply sales due to a favorable vendor contract renegotiation; and

•
a $53,000 increase in mortgage related fees due to increased residential mortgage loan production.

…..NON-INTEREST EXPENSE….. Non-interest expense for the first nine months of 2019 totaled $31.3 million and increased by $753,000, or 2.5%, from the prior year. Factors contributing to the higher level of non-interest expense for the first nine months included:
•
a $847,000 increase in salaries & benefits expense due to higher salaries which resulted from annual merit increases, the addition of several employees to address management succession planning, staffing our new financial banking center in Hagerstown, Maryland and higher health care costs and pension expense. These increased expenses more than offset reduced incentive compensation;

•
a $307,000 increase in other expense due to increased investment in technology resulting in higher website costs and additional telecommunications expense. Also, there was a higher funding of the unfunded commitment reserve by $113,000 due to increased loan approvals during 2019;

•
a $297,000 reduction in FDIC deposit insurance expense due to the application of the Small Bank Assessment Credit regulation, as previously discussed; and

•
a $112,000 decrease in professional fees due to lower legal fees, recruitment costs and expenses for other professional services.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of  $1,403,000, or an effective tax rate of 20.7%, in the first nine months of 2019. This compares to the income tax expense of $1,178,000, or an effective tax rate of 16.8%, for the first nine months of 2018. The lower effective tax rate and income tax expense in 2018 reflects the benefits of corporate tax reform as a result of the enactment of the “Tax Cuts and Jobs Act” late in the fourth quarter of 2017. As previously discussed in the quarterly comparison of the M.D. & A., the Company recognized a $264,000 income tax benefit in 2018 as the result of an additional contribution made to our defined benefit pension plan.
…..SEGMENT RESULTS.…. Retail banking’s net income contribution was $1,316,000 in the third quarter of 2019 and $3,673,000 for the first nine months of 2019 which was up by $171,000 from the third quarter of last year and by $1,068,000 from the net income contribution for the first nine months of 2018. The increase reflects a higher level of net interest income as the funding benefit for deposits provided by this segment improved due to the growth of total deposits. This funding benefit more than offset the impact of the immediate upward repricing of money market deposit accounts because of the increases to the federal funds rate during 2018 and the corresponding incremental increase to other term deposit products. Note that this segment did experience some deposit cost relief because of the Federal Reserve’s action to decrease the fed funds rate in July and September of this year. Retail banking was positively impacted by the lower level of FDIC insurance expense due to the application of the assessment credit in the third quarter of 2019 and, also, by an increase to net gains on loan sales into the secondary market due to increased residential mortgage loan production.Additionally, the retail banking segment benefitted from the loan loss provision recovery for the full nine months of 2019. Slightly offsetting these favorable items was non-interest income decreasing due to the lower deposit service charge income.
The commercial banking segment reported net income of  $1,475,000 in the third quarter of 2019 and $4,948,000 for the first nine months of 2019 which was down by $401,000 from the third quarter of last year and by $128,000 from the net income contribution for the first nine months of 2018. The decline in net income was due to the lower level of average total commercial & industrial and commercial real estate loans for both time periods combined with the lower national interest rate environment. Additionally, this segment was unfavorably impacted during the third quarter of 2019 by the Federal Reserve’s recent action to reduce interest rates. This segment benefitted from the loan loss provision recovery recognized for the nine month period but was negatively impacted for the third quarter comparison since a provision expense was recognized in 2019 after a zero provision was recorded last year. The increase in loan fee income positively impacted the nine month time period due primarily to prepayment fees collected on certain early loan pay-offs. Additionally, this segment benefitted from the $197,000 gain recognized on the sale of the guaranteed portion of a Small Business Administration loan. Finally, and unfavorably impacting net income was total employee costs increasing due to a higher level of full time equivalent employees in the commercial banking segment as well as a higher level of funding for the unfunded commitment reserve due to increased loan approvals for the nine months of 2019.
The wealth management segment reported net income of  $477,000 in the third quarter of 2019 and $1,365,000 for the first nine months of 2019 which was $6,000 lower for the quarter and $58,000 lower for the nine month period. The year over year decrease is due to wealth management fees declining during the first quarter of 2019 as this segment was unfavorably impacted by decreased market values for assets under management after the equity markets declined late in the fourth quarter of 2018. Also contributing to the year over year decline is a decrease in the volume of life insurance sales within the financial services division. Wealth management fees did recover during the second and third quarter of 2019 due to market values for assets under management improving after the equity markets rebounded resulting in a favorable quarterly comparison for total revenue. Finally, and also positively impacting the wealth management segment’s net income was lower professional fees due to lower legal fees and costs for other professional services. Wealth management continues to be an important strategic focus of the Company.
The investment/parent segment reported a net loss of  $1,579,000 in the third quarter of 2019 and a net loss of  $4,627,000 for the first nine months of 2019 which is a greater loss by $404,000 for the quarter and $1,363,000 for the nine month period. The increased loss was the result of overnight borrowed funds having a higher cost due to the increase to national interest rates during 2018 and the immediate impact that the rising interest rates had on overnight borrowed funds. Additionally, maturing FHLB term advances and their replacement repriced upward during the first nine months of 2019.
…..BALANCE SHEET…..The Company’s total consolidated assets were $1.17 billion at September 30, 2019, which increased by $10.7 million, or 0.9%, from the December 31, 2018 asset level. This change was driven primarily by an increased level of loans and fixed assets. Specifically, loans and loans held for sale increased by $12.0 million, or 1.4%, and as a result of the adoption of ASU 2016-02, Leases (Topic 842), the Company reported $4.0 million of right of use assets within the fixed assets line of the Consolidated Balance Sheet at September 30, 2019. These increases were partially offset by a reduction of total investment securities of  $4.8 million, or 2.6%.
Total deposits increased by $20.8 million, or 2.2%, in the first nine months of 2019. As of September 30, 2019, the 25 largest depositors represented 22.1% of total deposits, which is a slight decrease from December 31, 2018 when it was 22.7%. Total borrowings have decreased by $16.7 million, or 15.5%, since year-end 2018. The decrease was driven, primarily, by the reduction in short term borrowings of  $29.8 million, or 72.5%, and is attributable to the increase in total deposits. The substantial decrease in short term borrowings was partially offset by an increase in FHLB term advances and lease liabilities. Specifically, total FHLB term advances increased by $8.9 million, or 19.1%, and totaled $55.6 million. The Company has utilized these term advances to help manage interest rate risk and the inversion demonstrated by the U.S. Treasury Yield Curve in 2019 resulted in certain term advances costing less than overnight borrowed funds. In addition, the Company reported $4.1 million of lease liabilities as a result of the adoption of ASU 2016-02, Leases (Topic 842). The Company’s total shareholders’ equity increased by $4.5 million over the first nine months of 2019 due to the retention of earnings more than offsetting our common stock dividend payment to shareholders and the impact of our common stock buyback program. Additionally, the improved value of the investment securities portfolio had a positive impact on accumulated other comprehensive loss.
The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.33%, and a common equity tier 1 capital ratio of 10.41% at September 30, 2019. (See the discussion of the Basel III capital requirements under the “Capital Resources” section.) As of September 30, 2019, the Company’s book value per common share was $5.98 and its tangible book value per common share was $5.28 (non-GAAP). When compared to December 31, 2018, book value per common share and tangible book value per common share improved by $0.42 and $0.40, respectively, per common share. The tangible common equity to tangible assets ratio was 7.81% (non-GAAP) at September 30, 2019 and improved by 32 basis points when compared to December 31, 2018.
The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at September 30, 2019 and December 31, 2018 (in thousands, except share and ratio data):
	September 30, 2019	December 31, 2018
Total shareholders’ equity	$102,460	$97,977
Less: Goodwill	11,944	11,944
Tangible equity	90,516	86,033
Total assets	1,171,426	1,160,680
Less: Goodwill	11,944	11,944
Tangible assets	1,159,482	1,148,736
Tangible common equity ratio	7.81%	7.49%
Total shares outstanding	17,146,714	17,619,303
Tangible book value per share	$5.28	$4.88
…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):
	September 30, 2019	December 31, 2018	September 30, 2018
Total accruing loan delinquency (past due 30 to 89 days)	$2,397	$4,752	$9,365
Total non-accrual loans	1,080	1,221	904
Total non-performing assets including TDR*	1,957	1,378	1,067
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.27%	0.55%	1.06%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.12	0.14	0.10
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.22	0.16	0.12
Non-performing assets as a percentage of total assets	0.17	0.12	0.09

	September 30, 2019	December 31, 2018	September 30, 2018
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.02	0.11	0.13
Annualized provision (credit) for loan losses	(0.03)	(0.07)	0.02
Total classified loans (loans rated substandard or doubtful)**	$7,687	$4,302	$4,051

*
Non-performing assets are comprised of  (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

**
Total classified loans include non-performing residential mortgage and consumer loans.

Overall, the Company continued to maintain strong asset quality in the first nine months of 2019 as evidenced by low levels of non-accrual loans, non-performing assets, and loan delinquency levels that continue to be near or below 1% of total loans. The Company did experience an increase in classified loans during the third quarter of 2019 due to the downgrade of several credits that are still paying on a timely basis. We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2019, the 25 largest credits represented 24.3% of total loans outstanding, which represents a decrease from the third quarter of 2018 when it was 27.2%.
…..ALLOWANCE FOR LOAN LOSSES…..The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):
	September 30, 2019	December 31, 2018	September 30, 2018
Allowance for loan losses	$8,345	$8,671	$9,439
Allowance for loan losses as a percentage of each of the following:
total loans, net of unearned income	0.95%	1.00%	1.07%
total accruing delinquent loans (past due 30 to 89 days)	348.14	182.47	100.79
total non-accrual loans	772.69	710.16	1,044.14
total non-performing assets	426.42	629.25	884.63
The Company recorded a $175,000 loan loss provision recovery in the first nine months of 2019 compared to a $100,000 provision expense for loan losses in the first nine months of 2018 that resulted in a positive change of  $275,000 between periods. The loan loss provision recovery in 2019 reflects our overall strong asset quality, limited loan growth, and low level of net loan charge-offs.
…..LIQUIDITY….. The Company’s liquidity position has been strong during the last several years, primarily due to our core retail deposit base, which provides a reliable source of funds for the Company’s operations. Payments and prepayments from the loan portfolio, as well as, cash flow from maturities, prepayments and amortization of securities were also used to help fund new loan originations. We strive to operate our loan to deposit ratio in a range of 80% to 100%. For the third quarter of 2019, the Company’s loan to deposit ratio has averaged 89.4%. Given the slowdown in loan originations and the increase in prepayment activity experienced during the third quarter of 2019 combined with the strength of our current loan pipeline, we expect our loan to deposit ratio to be relatively stable through the remainder of 2019.
Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $1.8 million from December 31, 2018 to September 30, 2019, due to $3.4 million of net cash used in financing activities, which more than offset $1.3 million of net cash provided by operating activities and $332,000 of net cash provided by investing activities. Within investing activities, cash advanced for new loan fundings and loan participation purchases was $163.3 million, which was $7.0 million higher than the $151.8 million of cash received from loan principal payments and $4.6 million from loan participations sold. Cash utilized for new investment security purchases totaled $12.7 million and was less than cash provided from investment security maturities and sales of  $21.5 million. Within financing activities, deposit balances increased by $20.8 million. Short term borrowed funds decreased by $29.8 million, and more than offset an increase in advances from the Federal Home Loan Bank of  $8.9 million. Within operating activities,originations of residential mortgage loans of  $28.2 million more than offset sales of residential mortgage loans of  $23.7 million. At September 30, 2019, the Company had immediately available $380 million of overnight borrowing capacity at the FHLB and $35 million of unsecured federal funds lines with correspondent banks.
The holding company had $6.4 million of cash, short-term investments, and investment securities at September 30, 2019. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At September 30, 2019, our subsidiary Bank had $10.6 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has strong liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, its increased common stock dividend, and support the common stock repurchase program.
…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.41%, the tier 1 capital ratio was 11.62%, and the total capital ratio was 13.33% at September 30, 2019. The Company’s tier 1 leverage ratio was 9.79% at September 30, 2019. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2019. Capital generated from earnings will be utilized to pay the common stock cash dividend, fund the stock repurchase program, and will also support controlled balance sheet growth. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 336% of regulatory capital at September 30, 2019.
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
On April 16, 2019, the Company announced that its Board of Directors approved a new common stock repurchase program which calls for AmeriServ Financial, Inc. to buy back up to 3%, or approximately 526,000 shares, of its outstanding common stock during the next 12 months. The authorized repurchases will be made from time to time in either the open market or through privately negotiated transactions. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. No assurance can be given that any particular amount of common stock will be repurchased. This buyback program may be modified, extended or terminated by the Board of Directors at any time. During the second and third quarters of 2019, the Company was able to repurchase 399,195 shares of its common stock and return $1.7 million of capital to its shareholders through this program. Overall in 2019, this latest common stock buyback program, combined with the first quarter completion of the previously authorized common stock buyback program, resulted in the Company returning $2.2 million to its shareholders through the repurchase of 511,506 shares of its common stock. When including the increased cash dividend payments on our common stock, total capital returned to our shareholders exceeded 63% of net income for the first nine months of 2019. At September 30, 2019, the Company had approximately 17.1 million common shares outstanding.
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
Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	5.4%	29.6%
100bp increase	3.4	18.3
100bp decrease	(4.8)	(27.1)
The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio, the scheduled repricing of loans tied to LIBOR or prime, and the reduction to overnight borrowed funds. Also, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner when interest rates rise. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at a targeted range of 1.75% to 2.00%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.
…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $227.5 million and standby letters of credit of  $15.0 million as of September 30, 2019. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.
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
In September 2019, as directed pursuant to the Act, the federal bank regulatory agencies issued final rules for a community bank leverage ratio (“CBLR”) for certain community banking organizations, which will be available to use in call reports filed for the period beginning January 1, 2020 or April 1, 2020 pursuant to subsequent final rules adopted in October 2019. Under the final rules, a bank or holding company would be eligible to elect the CBLR framework if the institution had less than $10.0 billion in total consolidated assets, met certain risk-based qualifying criteria and had a CBLR greater than 9%. A qualifying community banking organization that elected to opt in to the CBLR framework would not be subject to risk-based and leverage capital requirements under the Basel III rules. In July 2019, the federal bank regulatory agencies issued final rules pursuant to the Act simplifying several requirements in the agencies’ regulatory capital rules for banks generally less than $250 billion in assets. As directed pursuant to the Act, the federal bank regulatory agencies issued final rules increasing the asset thresholds for management interlocks between depository institutions, which became effective in October 2019. Also, in October 2019, the federal bank regulatory agencies issued final rules to, among other things, increase the threshold for appraisals in a residential real estate transaction from $250,000 to $400,000 and make conforming changes to add to the list of exempt transactions those transactions secured by residential property in rural areas that have been exempted from the agencies’ appraisal requirements pursuant to the Act. Additionally, the Act requires the enactment of a number of other implementing regulations, the details of which may have a material effect on the ultimate impact of the law. The Company continues to analyze the changes implemented by the Act and further rulemaking from federal banking regulators, but, at this time, does not believe that such changes will materially impact the Company’s business, operations, or financial results.
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
Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $6.4 million, or 76%, of the total allowance for loan losses at September 30, 2019 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.
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
In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of September 30, 2019, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.
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
ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION
Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At September 30, 2019, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

…..FORWARD LOOKING STATEMENT…..
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
Item 3…..QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK…..The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of the M.D. & A.
Item 4…..CONTROLS AND PROCEDURES…..(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2019, are effective.
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
Item 1A.   Risk Factors
Not Applicable
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Company’s monthly common stock purchases during the third quarter of 2019. All shares are repurchased under Board of Directors authorization.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 – 31, 2019	32,164	$4.18	32,164	332,282
August 1 – 31, 2019	170,527	4.22	170,527	161,755
September 1 – 30, 2019	34,950	4.26	34,950	126,805
Total	237,641		237,641
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
None

Item 6.   Exhibits
3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on October 17, 2019 (Incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on October 21, 2019).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AmeriServ Financial, Inc. Registrant
Date: November 8, 2019	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: November 8, 2019	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer