Form 10-K
period 2019-12-31
AMERISERV FINANCIAL INC /PA/
filed 2020-03-02
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO
COMMISSION FILE NUMBER 0-11204
AMERISERV FINANCIAL, INC.
(Exact name of registrant as specified in its charter)
PENNSYLVANIA	25-1424278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
MAIN & FRANKLIN STREETS, P.O. BOX 430, JOHNSTOWN, PENNSYLVANIA (Address of principal executive offices)	15907-0430 (Zip Code)
Registrant’s telephone number, including area code (814) 533-5300
Securities registered pursuant to Section 12(b) of the Act:
Title Of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.01 Per Share	ASRV	The NASDAQ Stock Market LLC
8.45% Beneficial Unsecured Securities, Series A (AmeriServ Financial Capital Trust I)	ASRVP	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $65,717,632 as of June 30, 2019.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 17,057,871 shares outstanding as of January 31, 2020.
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
The Company’s principal activities consist of owning and operating its three wholly owned subsidiary entities. At December 31, 2019, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of  $1.2 billion, $960.5 million, and $98.6 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and risk management.
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
AMERISERV FINANCIAL BANKING SUBSIDIARY
AMERISERV FINANCIAL BANK
The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended (the Banking Code). Through 16 branch locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland counties, Pennsylvania and Washington county, Maryland, the Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, checking accounts, money market accounts, secured and unsecured consumer loans, mortgage loans, safe deposit boxes, holiday club accounts, money orders, and traveler’s checks; and (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as commercial real estate mortgage loans (CRE), short and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 17 automated bank teller machines (ATMs) through its 24-hour banking network that is linked with NYCE, a regional ATM network, and CIRRUS, a national ATM network. West Chester Capital Advisors (WCCA), a SEC registered investment advisor, is a subsidiary of the Bank. The Company also operates loan production offices (LPOs) in Altoona and Wilkins Township in Pennsylvania.
We believe that the Bank’s deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. The Bank’s business is not seasonal, nor does it have any risks attendant to foreign sources. A significant majority of the Bank’s customer base is located within a 150-mile radius of Johnstown, Pennsylvania, the Bank’s headquarters.
The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the PDB. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios of the Bank at December 31, 2019:

Headquarters	Johnstown, PA
Total Assets	$1,156,426
Total Investment Securities	175,278
Total Loans and Loans Held for Sale (net of unearned income)	887,574
Total Deposits	960,712
Total Net Income	7,082
Asset Leverage Ratio	9.50%
Return on Average Assets	0.61
Return on Average Equity	6.61
Total Full-time Equivalent Employees	240
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
The Company utilizes a robust and diligent risk management framework to monitor the non-owner occupied commercial real estate segment of the portfolio. This analysis considers more forward looking credit metrics such as stress test results and underwriting trend data, coupled with risk tolerance and concentration guidelines. The process is intended to allow identification of emerging risk, in part, to determine any future change to lending policy, underwriting practices or broader lending strategy prior to any indication of performance deterioration.
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
Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair value of the Company’s investment portfolio as of the periods indicated:

Investment securities available for sale at:
	AT DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS)
U.S. Agency	$5,084	$7,685	$6,612
Municipal	14,678	13,301	7,198
Corporate bonds	39,769	37,359	35,886
U.S. Agency mortgage-backed securities	80,046	90,169	79,854
Total cost basis of investment securities available for sale	$139,577	$148,514	$129,550
Total fair value of investment securities available for sale	$141,749	$146,731	$129,138
Investment securities held to maturity at:
	AT DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS)
Municipal	$24,438	$24,740	$22,970
U.S. Agency mortgage-backed securities	9,466	9,983	9,740
Corporate bonds and other securities	6,032	6,037	6,042
Total cost basis of investment securities held to maturity	$39,936	$40,760	$38,752
Total fair value of investment securities held to maturity	$41,082	$40,324	$38,811
DEPOSITS
The Bank has a stable core deposit base made up of traditional commercial bank products that exhibits modest fluctuation, other than jumbo certificates of deposits (CDs) and certain municipal deposits, which demonstrate some seasonality. The Company also utilizes certain Trust Company specialty deposits related to the ERECT Fund as a funding source which serve as an alternative to wholesale borrowings and can exhibit some limited degree of volatility.
The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:
	AT DECEMBER 31,
	2019		2018		2017
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$151,292	—%	$174,108	—%	$182,301	—%
Interest bearing	170,326	0.94	138,572	0.82	129,589	0.49
Savings	96,783	0.17	98,035	0.17	97,405	0.17
Money market	234,387	1.08	249,618	0.87	275,636	0.52
Certificates of deposit in denominations of $100,000 or more	36,324	2.33	31,893	1.66	29,002	1.10
Other time	290,543	2.09	267,498	1.70	262,473	1.41
Total deposits	$979,655	1.35%	$959,724	1.07%	$976,406	0.79%

The maturities on certificates of deposit of  $100,000 or more as of December 31, 2019, are as follows:
(IN THOUSANDS)
MATURING IN:
Three months or less	$4,893
Over three through six months	10,325
Over six through twelve months	18,227
Over twelve months	5,325
Total	$38,770
LOANS
The loan portfolio of the Company consisted of the following:
	AT DECEMBER 31,
	2019	2018	2017	2016	2015
	(IN THOUSANDS)
Commercial:
Commercial and industrial	$174,021	$158,306	$159,219	$171,570	$181,117
Commercial loans secured by owner occupied real estate(1)	91,693	91,938	89,979	91,861	97,172
Commercial loans secured by non-owner occupied real estate(1)	363,882	356,805	374,173	355,172	324,971
Real estate – residential mortgage(1)	235,239	237,964	247,278	245,765	257,937
Consumer	18,255	17,591	19,383	19,872	20,344
Total loans	883,090	862,604	890,032	884,240	881,541
Less: Unearned income	384	322	399	476	557
Total loans, net of unearned income	$882,706	$862,282	$889,633	$883,764	$880,984

(1)
For each of the periods presented beginning with December 31, 2019, real estate-construction loans constituted 4.9%, 3.5%, 4.1%, 4.7%, and 3.0% of the Company’s total loans, net of unearned income, respectively.

Secondary Market Activities
The residential lending department of the Bank continues to originate one-to-four family mortgage loans for customers, the majority of which are sold to outside investors in the secondary market and some of which are retained for the Bank’s portfolio. Mortgages sold in the secondary market are sold to investors on a “flow” basis; mortgages are priced and delivered on a “best efforts” pricing basis, with servicing released to the investor. Fannie Mae/Freddie Mac guidelines are used in underwriting all mortgages with the exception of a limited amount of CRA loans. Mortgages with longer terms, such as 20-year, 30-year, FHA, and VA loans, are usually sold. The remaining production of the department includes construction, adjustable rate mortgages, and quality non-salable loans. These loans are usually kept in the Bank’s portfolio.

Non-performing Assets
The following table presents information concerning non-performing assets:
	AT DECEMBER 31,
	2019	2018	2017	2016	2015
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial and industrial	$—	$—	$353	$496	$4,260
Commercial loans secured by owner occupied real estate	—	—	859	—	—
Commercial loans secured by non-owner occupied real estate	8	11	547	178	18
Real estate – residential mortgage	1,479	1,210	1,257	929	1,788
Total	1,487	1,221	3,016	1,603	6,066
Other real estate owned:
Commercial loans secured by owner occupied real estate	—	157	—	—	—
Real estate – residential mortgage	37	—	18	21	75
Total	37	157	18	21	75
Total restructured loans not in non-accrual (TDR)	815	—	—	—	156
Total non-performing assets including TDR	$2,339	$1,378	$3,034	$1,624	$6,297
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.26%	0.16%	0.34%	0.18%	0.71%
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
	YEAR ENDED DECEMBER 31,
	2019	2018	2017	2016	2015
	(IN THOUSANDS)
Interest income due in accordance with original terms	$57	$75	$103	$118	$94
Interest income recorded	—	—	(75)	—	—
Net reduction in interest income	$57	$75	$28	$118	$94
AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES
AMERISERV TRUST AND FINANCIAL SERVICES COMPANY
AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. Its staff of approximately 45 professionals administers assets valued at approximately $2.2 billion that are not recognized on the Company’s balance sheet at December 31, 2019. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. This segment also includes financial services, which include the sale of mutual funds, annuities, and insurance products. The wealth management business also includes the union collective investment funds, namely the ERECT funds which are designed to use union pension dollars in construction projects that utilize union labor. The BUILD fund continues in the process of liquidation. At December 31, 2019, the Trust Company had total assets of  $6.5 million and total stockholder’s equity of  $6.5 million. In 2019, the Trust Company contributed earnings to the Company as its gross revenue amounted to $9.3 million and the net income contribution was $1.5 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the PDB.
AMERISERV LIFE
AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company’s market area. Operations of AmeriServ Life are conducted in each office of the Company’s banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Pennsylvania Insurance Department, and the Board of Governors of the Federal Reserve System (the Federal Reserve). At December 31, 2019, AmeriServ Life had total assets of  $272,000.
MONETARY POLICIES
Commercial banks are affected by policies of various regulatory authorities including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve are: open market operations in U.S. Government securities, changes in the federal funds rate and discount rate on member bank borrowings, and changes in reserve requirements on bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rate charges on loans or interest paid for deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.
COMPETITION
Our subsidiaries face strong competition from other commercial banks, savings banks, credit unions, savings and loan associations, and other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions which are substantially larger and have greater financial resources than the Bank and the Trust Company. As the financial services industry continues to consolidate, the scope of potential competition affecting our subsidiaries will also increase. Brokerage houses, consumer finance companies, insurance companies, and pension trusts are important competitors for various types of financial services. Personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals. In addition, some of these competitors, such as credit unions, are subject to a lesser degree of regulation or taxation than that imposed on us.
MARKET AREA & ECONOMY
Johnstown, Pennsylvania, where the Company is headquartered, continues to have a cost of living that is lower than the national average. Johnstown is home to The University of Pittsburgh at Johnstown, Pennsylvania Highlands Community College and Conemaugh Health System. The high-tech defense industry is now the main non-health care staple of the Johnstown economy, with the region fulfilling many Federal government contracts, punctuated by one of the premier defense trade shows in the U.S., the annual Showcase for Commerce. The city also hosts annual events such as the Flood City Music Festival and the Thunder in the Valley Motorcycle Rally, which draw several thousand visitors. The Johnstown, PA MSA unemployment rate decreased from a 5.2% average in 2018 to a 5.0% average in 2019. The Johnstown, PA MSA continues to have one of the highest jobless rates among the 18 metropolitan statistical areas across the state. This coupled with a declining population trend creates a challenge moving forward.

Economic conditions are stronger in the State College market and have demonstrated the same improvement experienced in the national economy. The community is a college town, dominated economically and demographically by the presence of the University Park campus of the Pennsylvania State University. “Happy Valley” is another often-used term to refer to the State College area, including the borough and the townships of College, Harris, Patton, and Ferguson. The unemployment rate for the State College MSA decreased from a 3.2% average in 2018 to a 3.1% average in 2019 and remains one of the lowest of all regions in the Commonwealth. A large percentage of the population in State College falls into the 18 to 34-year-old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age.
Hagerstown in Washington County, Maryland offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It has a workforce of over 400,000 with strengths in manufacturing and technology. It also offers an affordable cost of doing business and living, all within an hour of the Washington, D.C./Baltimore regions. There are also plenty of facilities and land slated for industrial/commercial development. Hagerstown has become a choice location for manufacturers, financial services, and distribution companies. The Hagerstown, MD-Martinsburg, WV MSA unemployment rate decreased from a 4.2% average in 2018 to a 3.7% average in 2019.
The Company also has loan production offices in Wilkins Township in Allegheny County and Altoona in Blair County, Pennsylvania. Wilkins Township in Allegheny County, Pennsylvania is located 15 miles east of the city of Pittsburgh. While the city is historically known for its steel industry, today its economy is largely based on healthcare, education, technology and financial services. The city of Pittsburgh is home to many colleges, universities and research facilities, the most well-known of which are Carnegie Mellon University, Duquesne University and the University of Pittsburgh. Pittsburgh is rich in art and culture. Pittsburgh museums and cultural sites include the Andy Warhol Museum, the Carnegie Museum of Art, the Frick Art & Historical Center, and Pittsburgh Center for the Arts among numerous others. Pittsburgh is also the home of the Pirates, Steelers and Penguins. The unemployment rate for the Pittsburgh MSA decreased from a 4.3% average in 2018 to a 4.1% average in 2019.
Altoona is the business center of Blair County, Pennsylvania with a strong retail, government and manufacturing base. The top field of employment in Altoona and the metro area is healthcare. Its location along I-99 draws from a large trade area over a wide geographic area that extends to State College and Johnstown. It serves as the headquarters for Sheetz Corporation, which ranks on Forbes list of the top privately owned companies. In addition to being located adjacent to I-99 and a major highway system, Altoona also has easy access to rail and air transportation. The average unemployment rate in the Altoona MSA remained stable in 2019 at the 2018 level of 4.2%.
EMPLOYEES
The Company employed 328 people as of December 31, 2019 in full- and part-time positions. Approximately 155 non-supervisory employees of the Company are represented by the United Steelworkers, AFL-CIO-CLC, Local Union 2635-06. The Company is under a four-year labor contract with the United Steelworkers Local that will expire on October 15, 2021. The contract calls for annual wage increases of 3.0%. The Company has not experienced a work stoppage since 1979. The Company is one of an estimated ten union represented banks nationwide.
INDUSTRY REGULATION
The banking and trust industry, and the operation of bank holding companies, is highly regulated by federal and state law, and by numerous regulations adopted by the federal and state banking agencies. Bank regulation affects all aspects of conducting business as a bank, including such major items as minimum capital requirements, limits on types and amounts of investments, loans and other assets, as well as borrowings and other liabilities, and numerous restrictions or requirements on the loan terms and other products made available to customers, particularly consumers. Federal deposit insurance from the Federal Deposit Insurance Corporation (the FDIC) is required for all banks in the United States, and maintaining FDIC insurance requires observation of the various rules of the FDIC, as well as payment of deposit insurance premiums. New branches, or acquisitions or mergers, are required to be pre-approved by the responsible agency, which in the case of the Company and the Bank is the Federal Reserve and the PDB. The Bank provides detailed financial information to its regulators, including a quarterly call report that is filed pursuant to detailed prescribed instructions to ensure that all U.S. banks report the same way. The U.S. banking laws and regulations are frequently updated and amended, especially in response to crises in the financial industry, such as the global financial crisis of 2008, which resulted in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 (the Dodd-Frank Act), a statute affecting many facets of the financial industry. The Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted into law in 2018 and was designed to ease certain restrictions imposed by the Dodd-Frank Act.
While it is impractical to discuss all laws and regulations that regularly affect the business of the Company and its subsidiaries, set forth below is an overview of some of the major provisions and statutes that apply.
CAPITAL REQUIREMENTS
One of the most significant regulatory requirements for banking institutions is minimum capital, imposed as a ratio of capital to assets. The Federal Deposit Insurance Act, as amended (the FDIA), identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Both federal and state banking regulation impose progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to utilize brokered deposits and on other aspects of its operations. Generally, a bank is prohibited from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized.
As of December 31, 2019, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. On January 1, 2015, U.S. federal banking agencies implemented the new Basel III capital standards, which establish the minimum capital levels to be considered well-capitalized and revise the prompt corrective action requirements under banking regulations. The revisions from the previous standards include a revised definition of capital, the introduction of a minimum common equity tier 1 capital ratio and changed risk weightings for certain assets. The implementation of the new rules was phased in over a four-year period ending January 1, 2019 with minimum capital requirements becoming increasingly stricter each year of the transition. The capital to risk-adjusted assets requirements for minimum capital plus the applicable buffer, and the requirement to be “well capitalized,” are as follows:
	Minimum Capital Plus Buffer As of December 31,		Well Capitalized
	2018	2019
Common equity tier 1 capital ratio	6.38%	7.00%	6.50%
Tier 1 capital ratio	7.88%	8.50%	8.00%
Total capital ratio	9.88%	10.50%	10.00%
Under the current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer above its minimum risk-based capital requirements of 2.50% of total risk weighted assets.
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

A provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.
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
Our internet address is http://www.ameriserv.com. We make available, free of charge on http://www.ameriserv.com, our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.
ITEM 1A.   RISK FACTORS
Not applicable.
ITEM 1B.   UNRESOLVED STAFF COMMENTS
The Company has no unresolved staff comments from the SEC for the reporting periods presented.
ITEM 2.   PROPERTIES
The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus eleven floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 13 other locations which are owned. Seven additional locations are leased with terms expiring from September 30, 2020 to June 30, 2033.
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

PART II
ITEM 5.
MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK
As of January 31, 2020, the Company had 2,798 shareholders of record for its common stock. The Company’s common stock is traded on The NASDAQ Stock Market under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:
	PRICES		CASH DIVIDENDS DECLARED
	HIGH	LOW
Year ended December 31, 2019:
First Quarter	$4.24	$3.97	$0.020
Second Quarter	4.30	4.03	0.025
Third Quarter	4.24	4.08	0.025
Fourth Quarter	4.30	4.11	0.025
Year ended December 31, 2018:
First Quarter	$4.20	$4.00	$0.015
Second Quarter	4.30	4.00	0.020
Third Quarter	4.55	4.10	0.020
Fourth Quarter	4.43	3.98	0.020
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
On July 17, 2018, the Company announced a common stock repurchase program that called for AmeriServ Financial, Inc. to buy back up to 3%, or approximately 540,000 shares, of its outstanding common stock over a 12-month time period. As of the end of the first quarter of 2019, all shares authorized under this plan had been repurchased.
On April 16, 2019, the Company announced a new program to repurchase up to 3%, or approximately 526,000 shares, of the Company’s outstanding common stock during the next 12 months. Following are the Company’s monthly common stock purchases during the fourth quarter of 2019. All shares are repurchased under Board of Directors authorization.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 – 31, 2019	15,107	$4.21	15,107	111,698
November 1 – 30, 2019	51,486	4.24	51,486	60,212
December 1 – 31, 2019	24,250	4.24	24,250	35,962
Total	90,843		90,843
During 2019, the Company was able to repurchase a total of 602,349 shares at an average price of $4.23 under these repurchase programs.

ITEM 6.
SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2019	2018	2017	2016	2015
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$49,767	$47,094	$44,356	$41,869	$41,881
Total interest expense	14,325	11,600	8,795	7,735	6,520
Net interest income	35,442	35,494	35,561	34,134	35,361
Provision (credit) for loan losses	800	(600)	800	3,950	1,250
Net interest income after provision (credit) for loan losses	34,642	36,094	34,761	30,184	34,111
Total non-interest income	14,773	14,224	14,645	14,638	15,267
Total non-interest expense	41,815	40,873	40,726	41,615	41,038
Income before income taxes	7,600	9,445	8,680	3,207	8,340
Provision for income taxes	1,572	1,677	5,387	897	2,343
Net income	$6,028	$7,768	$3,293	$2,310	$5,997
Net income available to common shareholders	$6,028	$7,768	$3,293	$2,295	$5,787
PER COMMON SHARE DATA:
Basic earnings per share	$0.35	$0.43	$0.18	$0.12	$0.31
Diluted earnings per share	0.35	0.43	0.18	0.12	0.31
Cash dividends declared	0.095	0.075	0.060	0.050	0.040
Book value at period end	5.78	5.56	5.25	5.05	5.19
BALANCE SHEET AND OTHER DATA:
Total assets	$1,171,184	$1,160,680	$1,167,655	$1,153,780	$1,148,497
Loans and loans held for sale, net of unearned income	887,574	863,129	892,758	886,858	883,987
Allowance for loan losses	9,279	8,671	10,214	9,932	9,921
Investment securities available for sale	141,749	146,731	129,138	127,077	119,467
Investment securities held to maturity	39,936	40,760	38,752	30,665	21,419
Deposits	960,513	949,171	947,945	967,786	903,294
Total borrowed funds	100,574	108,177	115,701	78,645	117,058
Stockholders’ equity	98,614	97,977	95,102	95,395	118,973
Full-time equivalent employees	309	303	302	305	318
SELECTED FINANCIAL RATIOS:
Return on average assets	0.51%	0.67%	0.28%	0.20%	0.54%
Return on average total equity	6.02	8.08	3.42	2.30	5.10
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	92.41	90.94	94.18	91.64	97.86
Ratio of average total equity to average assets	8.52	8.28	8.24	8.79	10.65
Common stock cash dividends as a percent of net income available to common shareholders	27.36	17.31	33.80	41.18	13.03
Interest rate spread	3.05	3.08	3.14	3.08	3.33
Net interest margin	3.29	3.31	3.32	3.26	3.49
Allowance for loan losses as a percentage of loans, net of unearned income, at period end	1.05	1.00	1.14	1.12	1.13
Non-performing assets as a percentage of loans and other real estate owned, at period end	0.26	0.16	0.34	0.18	0.71
Net charge-offs as a percentage of average loans	0.02	0.11	0.06	0.44	0.11
Cumulative one year interest rate sensitivity gap ratio, at period end	1.41	1.15	1.22	1.44	1.23

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company including the related notes thereto, included elsewhere herein.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
2019 SUMMARY OVERVIEW:
On January 21, 2020, AmeriServ issued a press release detailing our financial results for the fourth quarter and the full year of 2019. Results included net income of  $669,000, or $0.04 per share, as compared with the fourth quarter of 2018, when net income was $1,928,000, or $0.11 per share. The full year of 2019 resulted in net income of  $6,028,000, or $0.35 per share, as compared with net income of  $7,768,000, or $0.43 per share, for 2018. This decline is explained primarily by two specific events during the fourth quarter of 2019.
First, financial institutions such as AmeriServ are required to invest in positive economic progress within the markets where the institution conducts business. This Community Reinvestment Act (CRA) was passed into law by Congress in the latter half of the last century. Fortunately, there are occasions when such programs result in economic growth in areas where growth is needed. However, there are also occasions when the programs fail. AmeriServ previously provided $500,000 for such a program, but, in late 2019, AmeriServ was notified by a specific Federal agency that the managing company of this particular fund was placed into receivership. Consequently, a $500,000 impairment charge was recognized on this CRA investment in the fourth quarter of 2019, and there will be no further developments or losses. It should be noted that the Company only has one other similar CRA related investment that totals $100,000 that has been performing as expected.
Secondly, shortly after Christmas in 2019, we were informed of the unexpected death of one of our large commercial borrowers. The $6.5 million loan had been on the books since the spring of 2018 and was performing as agreed. AmeriServ’s legal counsel has already begun to work with the attorneys for the estate. In such situations, while AmeriServ regrets the passing of this individual, necessary actions are being taken to protect the interests of AmeriServ. As a result, an additional reserve of  $675,000 was allocated against this loan while the legal discussions take place. Since the date of the borrower’s passing was December 26, 2019, it was necessary for this reserve to be established in the fourth quarter of 2019.
On a brighter note, the quarter and the year contained several positive results:
1)
In spite of the disarray in the national economy from time to time, 2019 was a very strong year for loan closings. Both November and December were quite active, and this trend may continue in 2020.

2)
The 2019 deposit performance has been strong. Consumer and commercial customers were very active which resulted in solid growth that permitted AmeriServ to report the highest average level of deposits in the history of the company.

3)
In 2018, fees in our wealth management activities set a record. We are excited to report that, in 2019, wealth management reported an even higher total of fees. This is a new record for the second consecutive year. Additionally, our sizable wealth management company is well positioned for further revenue growth in 2020 with the equity markets reaching record highs to close out 2019.

4)
Additionally, during 2019, the tangible book value(1) of AmeriServ shares passed $5.00. This was an increase of  $0.20 per share, or 4.1%, over December 2018 and reflects the benefits of active capital management. As of December 31, 2019, our book value per share was $5.78.

This progress indicates that our business model is healthy. AmeriServ continues to lend approximately 90% of our deposits to small and medium size businesses and consumers in our region. We want this economic

(1)
See reconciliation of non-GAAP tangible book value later in this MD&A.

expansion to continue. Our energies are focused on helping to keep our region economically strong while providing a competitive return to our shareholders. Specifically, in 2019, as a result of the increased cash dividend and the repurchase of 602,349 shares of AmeriServ common stock, we were able to return approximately 70% of our 2019 earnings to our shareholders while still maintaining a strong balance sheet which is conservatively constructed and maintained.
PERFORMANCE OVERVIEW.   The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.
	YEAR ENDED DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Net income	$6,028	$7,768	$3,293
Diluted earnings per share	0.35	0.43	0.18
Return on average assets	0.51%	0.67%	0.28%
Return on average equity	6.02	8.08	3.42
The Company reported net income of  $6,028,000, or $0.35 per diluted common share in 2019. This represents an 18.6% decrease in earnings per share from the full year of 2018 when net income totaled $7,768,000, or $0.43 per diluted common share. The Company’s return on average equity declined to 6.02% for the 2019 year from 8.08% in 2018. Finally, the Company increased tangible book value per share by 4.1% during 2019 and returned almost 70% of net income to its shareholders through accretive common stock buybacks and an increased cash dividend.
The Company reported net income of  $7.8 million, or $0.43 per diluted common share, for 2018. This represented an 139% increase in earnings per share from 2017 where net income totaled $3.3 million, or $0.18 per diluted common share. The strong growth in earnings resulted from a favorable combination of lower income tax expense, outstanding asset quality, and well controlled non-interest expense.
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
	YEAR ENDED DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$49,767	$47,094	$44,356
Interest expense	14,325	11,600	8,795
Net interest income	35,442	35,494	35,561
Net interest margin	3.29%	3.31%	3.32%
2019 NET INTEREST PERFORMANCE OVERVIEW.   The Company’s net interest income for the full year of 2019 decreased by $52,000, or 0.1%, when compared to the full year of 2018. The Company’s net interest margin was 3.29% for the full year of 2019 representing a two basis point decline from the full year of 2018. Our net interest margin performance was challenged throughout 2019 as the U.S. Treasury Yield Curve shifted downward, flattened and became inverted in certain segments, at various times during the year. The lower interest rate environment along with a lower full year average total loan portfolio balance resulted in the modest year over year unfavorable comparison for net interest income. Positively impacting net interest income during 2019 was a favorable shift experienced in the mix of total average interest bearing liabilities as the amount of total interest bearing deposits increased and resulted in less reliance on higher cost borrowings to fund interest earning assets. Total average earning assets increased by $6.7 million, or 0.6% in 2019. Specifically, total investment securities averaged $194 million in 2019 which is $9.5 million, or 5.1%, higher than the 2018 full year average. Total loans averaged $875 million in 2019 which is $6.6 million, or 0.7%, lower than the 2018 full year average.
Total average interest bearing liabilities increased by $31.5 million, or 3.6%, as a lower level of total average FHLB borrowings was more than offset by a higher level of interest bearing deposits. Total interest bearing deposits averaged $828 million in 2019 and increased when compared to the 2018 average by $42.7 million, or 5.4%. The 2019 full year average of FHLB borrowed funds was $63.4 million, which represented a decrease of  $14.7 million, or 18.8%. Total deposits, including non-interest bearing demand deposits, averaged $980 million for the full year of 2019, which was $19.9 million, or 2.1%, higher than the $960 million average for the full year of 2018. Overall, the Company’s loan to deposit ratio averaged 89.1% in the fourth quarter of 2019 which we believe indicates that the Company has ample capacity to grow its loan portfolio.
COMPONENT CHANGES IN NET INTEREST INCOME: 2019 VERSUS 2018.   Regarding the separate components of net interest income, the Company’s total interest income in 2019 increased by $2.7 million, or 5.7%, when compared to 2018. Total average earning assets increased by $6.7 million, or 0.6%, in 2019 as a lower level of total average loans were more than offset by an increased level of total investment securities. Also contributing to the higher level of interest income was the earning asset yield increasing by 22 basis points from 4.39% to 4.61%. All categories within the earning asset base demonstrated an interest income increase between years. The average total loan portfolio yield increased by 25 basis points from 4.66% to 4.91% in 2019 while the yield on total investment securities increased by 19 basis points from 3.17% to 3.36%. Total investment securities averaged $194 million for the full year of 2019 which is $9.5 million, or 5.1%, higher than the $185 million average in 2018. The growth in the investment securities portfolio occurred primarily as the year progressed during 2018 and is the result of management taking advantage of the rising interest rate environment experienced during 2018 which provided an attractive market for additional security purchases. Purchases primarily focused on federal agency mortgage backed securities due to the ongoing cash flow that these securities provide. Also, management continued its portfolio diversification strategy through purchases of high quality corporate and taxable municipal securities. Investment security purchase activity slowed significantly during 2019 as the interest rate market was less favorable. Total loans averaged $875 million for the full year of 2019 which is $6.6 million, or 0.7%, lower than the 2018 full year average. Overall, total loan originations in 2019 exceeded the prior year’s level by $50.4 million and also exceeded another strong level of loan payoffs during the year. However, because of the high level of loan payoffs received late in 2018, the full year average comparison between years is unfavorable. Loan pipelines remained strong throughout 2019. Loan interest income increased by $1.9 million, or 4.6%, between the full year of 2019 and the full year of 2018. The higher loan interest income primarily reflects the Federal Reserve increasing the federal funds interest rate in 2018. This resulted in new loans originating at higher yields throughout 2018 and during the first half of 2019 and also caused the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices moved up with the federal funds rate increases in 2018. Certain floating rate loans, however, did reprice down in the second half of 2019 as the Federal Reserve reduced the federal funds rate by a total of 75 basis points in the second half of 2019. Also, included in the favorable year over year loan interest income increase was a higher level of loan fee income by $325,000, due primarily to prepayment fees collected on certain early loan payoffs.
Total interest expense for the twelve months of 2019 increased by $2.7 million, or 23.5%, when compared to 2018, due to higher levels of deposit interest expense which more than offset a slight decrease in borrowings interest expense. Deposit interest expense in 2019 was higher by $2.7 million, or 32.5%, for the full the year which reflects the higher level of total average interest bearing deposits and certain indexed money market accounts repricing upward due to the impact of the Federal Reserve increasing interest rates during 2018. The full year average cost of total interest bearing deposits increased between years by 28 basis points from

1.07% in 2018 to 1.35% in 2019. Even though total average interest bearing deposit cost increased for the full year of 2019, the Company did experience deposit pricing relief during the third and fourth quarters of 2019 because of the Federal Reserve easing interest rates late in July, September and October of 2019. Specifically, the Company’s cost of interest bearing deposits declined by 10 basis points between the third and fourth quarters of 2019. However, the Company continues to experience competitive market pressure to retain existing deposit customers and attract new customer deposits. Customer product preference changed as well in 2019 resulting in movement of funds from non-interest bearing demand deposit accounts and lower yielding money market accounts into higher yielding certificates of deposits. Overall, total deposits grew during the year and averaged $980 million for the full year of 2019, which was $19.9 million, or 2.1%, higher than the 2018 full year average.
The Company experienced a $21,000, or 0.7%, decrease in the interest cost of borrowings for the full year of 2019. The decline is a result of the lower total average borrowings balance between years combined with the impact from the Federal Reserve’s action to decrease interest rates three times in 2019 and the immediate impact that these rate decreases had on the cost of overnight borrowed funds and the replacement of matured FHLB term advances. The total full year average term advance borrowings balance increased by approximately $7.3 million, or 16.3%, when compared to the full year 2018. This increase is due to the inversion demonstrated by the U.S. Treasury Yield Curve in 2019 and resulted in certain term advances costing less than overnight borrowed funds. Overall, the 2019 full year average of FHLB borrowed funds was $63.4 million, which represented a decrease of  $14.7 million, or 18.8%, due to the increase in total average deposits.
2018 NET INTEREST PERFORMANCE OVERVIEW.   The Company’s net interest income for the full year of 2018 decreased by $67,000, or 0.2%, when compared to the full year of 2017. The net interest margin remained relatively stable in 2018 for a second consecutive year, even though rising interest rates and competitive pricing pressure to retain and attract new deposits resulted in the net interest margin decreasing during the fourth quarter of 2018. The Company’s net interest margin was 3.31% for the full year of 2018 representing a one basis point decline from the full year of 2017. The 2018 decrease in net interest income is a result of a reduced level of total average earning assets as lower total loans more than offset an increased level of total investment securities. Total average earning assets decreased modestly by $1.4 million, or 0.1% in 2018. Specifically, total investment securities averaged $185 million in 2018 which is $11.9 million, or 6.9%, higher than the 2017 full year average. Total loans averaged $882 million in 2018 which is $12.1 million, or 1.4%, lower than the 2017 full year average. This combined with the upward repricing of interest bearing liabilities, as well as a higher level of average interest bearing liabilities, resulted in net interest income decreasing between years.
Total average interest bearing liabilities increased by $7.0 million, or 0.8%, as a lower level of interest bearing deposits was more than offset by a higher level of total average borrowings. Total interest bearing deposits averaged $786 million in 2018 and decreased when compared to 2017 average by $8.5 million, or 1.1%. This decrease to average interest bearing deposits was more than offset by total average FHLB borrowings of  $78.1 million increasing by $15.5 million, or 24.7%, between years. Total deposits, including non-interest bearing demand deposits, averaged $960 million for the full year of 2018 which was $16.7 million, or 1.7%, lower than the $976 million average for the full year of 2017. Overall, the Company’s loan to deposit ratio averaged 90.4% in the fourth quarter of 2018.
COMPONENT CHANGES IN NET INTEREST INCOME: 2018 VERSUS 2017.   Regarding the separate components of net interest income, the Company’s total interest income in 2018 increased by $2.7 million, or 6.2%, when compared to 2017. Total average earning assets decreased modestly by $1.4 million, or 0.1% in 2018 as a lower level of total loans more than offset an increased level of total investment securities. The modest decrease in total average earning assets was more than offset by a 25 basis point increase in the earning asset yield from 4.14% to 4.39%. Within the earning asset base, deposits with banks, short term investments in money market funds, and investment securities interest revenue increased by $927,000 or 18.0% in 2018 due to the increase in the average investment securities portfolio and the yield on total investment securities increasing by 27 basis points from 2.90% to 3.17%. The growth in the investment securities portfolio is the result of management taking advantage of the higher interest rate environment in 2018 to purchase additional securities. Purchases in 2018 primarily focused on federal agency mortgage backed securities due to the ongoing liquid cash flow that these securities provide. Also, management continued its portfolio diversification strategy through purchases of high quality corporate and taxable municipal securities. Even though total average loans decreased since 2017, loan interest income increased by $1.8 million, or 4.6%, for the full year of 2018 when compared to 2017 as the yield on the total loan portfolio increased by 27 basis points from 4.39% to 4.66%. The higher loan interest income reflects new loans originating at higher yields as well as the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices have moved up with the Federal Reserve’s program to increase the target federal funds interest rate. Overall, total loan originations were consistent with the prior year’s level. However, loan payoffs exceeded what we experienced in 2017 and also exceeded loan originations in 2018, resulting in a net reduction to the loan portfolio. Included in the total level of payoffs experienced in 2018 was the successful workout of several criticized but performing loans which favorably impacted the quality of the loan portfolio.
Total interest expense for the full year of 2018 increased $2.8 million, or 31.9%, when compared to 2017, due to higher levels of both deposit and borrowing interest expense. Deposit interest expense in 2018 was higher by $2.2 million which reflects certain indexed money market accounts and term CDs repricing upward after the Federal Reserve interest rate increases. The cost of interest bearing deposits increased by 28 basis points in 2018 to 1.07% due to the impact of increasing national interest rates. The higher national interest rate environment in 2018 resulted in increasing market competitive pressure to retain existing deposit customers and attract new customer deposits. Additionally, there has been customer movement of some funds out of lower yielding money market accounts into higher yielding certificates of deposits. The runoff of money market deposits has more than offset the growth of term deposit products and resulted in a decrease in the balance of total deposits in 2018. The Company experienced a $617,000, or 24.3%, increase in the interest cost for borrowings in the full year of 2018 due to a higher average balance of total borrowed funds and the immediate impact that the increases in the federal funds rate had on the cost of overnight borrowed funds. Overall, total interest bearing funding costs increased by 31 basis points to 1.31%.
The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP) during 2019 and 2018, while a tax rate of 34% was used for 2017. The tax equivalent adjustments to interest income on loans and municipal securities for the years ended December 31, 2019, 2018, and 2017 was 24,000, 21,000, and 40,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

	YEAR ENDED DECEMBER 31,
	2019			2018			2017
	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$875,198	$42,957	4.91%	$881,767	$41,049	4.66%	$893,849	$39,257	4.39%
Deposits with banks	1,018	24	2.32	1,023	20	1.90	1,028	11	1.11
Short-term investment in money market funds	10,552	293	2.77	6,725	201	3.00	7,996	130	1.63
Investment securities:
Available for sale	153,458	5,090	3.32	145,162	4,527	3.12	135,131	3,800	2.81
Held to maturity	40,553	1,427	3.52	39,388	1,318	3.35	37,484	1,198	3.20
Total investment securities	194,011	6,517	3.36	184,550	5,845	3.17	172,615	4,998	2.90
TOTAL INTEREST EARNING ASSETS/ INTEREST INCOME	1,080,779	49,791	4.61	1,074,065	47,115	4.39	1,075,488	44,396	4.14
Non-interest earning assets:
Cash and due from banks	20,239			23,067			22,393
Premises and equipment	17,928			12,480			12,273
Other assets	64,083			62,040			67,169
Allowance for loan losses	(8,404)			(9,866)			(10,241)
TOTAL ASSETS	$1,174,625			$1,161,786			$1,167,082
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$170,326	$1,595	0.94%	$138,572	$1,134	0.82%	$129,589	$638	0.49%
Savings	96,783	162	0.17	98,035	163	0.17	97,405	162	0.17
Money market	234,387	2,525	1.08	249,618	2,183	0.87	275,636	1,446	0.52
Other time	326,867	6,907	2.11	299,391	4,963	1.66	291,475	4,009	1.38
Total interest bearing deposits	828,363	11,189	1.35	785,616	8,443	1.07	794,105	6,255	0.79
Federal funds purchased and other short-term borrowings	11,088	288	2.59	33,126	720	2.17	16,972	206	1.21
Advances from Federal Home Loan Bank	52,309	1,090	2.09	44,974	797	1.77	45,657	694	1.52
Guaranteed junior subordinated deferrable interest debentures	13,085	1,121	8.57	13,085	1,120	8.57	13,085	1,120	8.57
Subordinated debt	7,650	520	6.80	7,650	520	6.80	7,650	520	6.80
Lease liabilities	3,444	117	3.40	—	—	—	—	—	—
TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	915,939	14,325	1.56	884,451	11,600	1.31	877,469	8,795	1.00
Non-interest bearing liabilities:
Demand deposits	151,292			174,108			182,301
Other liabilities	7,271			7,077			11,119
Stockholders’ equity	100,123			96,150			96,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,174,625			$1,161,786			$1,167,082
Interest rate spread			3.05			3.08			3.14
Net interest income/net interest margin		35,466	3.29%		35,515	3.31%		35,601	3.32%
Tax-equivalent adjustment		(24)			(21)			(40)
Net interest income		$35,442			$35,494			$35,561

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
	2019 vs. 2018			2018 vs. 2017
	INCREASE (DECREASE) DUE TO CHANGE IN:			INCREASE (DECREASE) DUE TO CHANGE IN:
	AVERAGE VOLUME	RATE	TOTAL	AVERAGE VOLUME	RATE	TOTAL
	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$(308)	$2,216	$1,908	$(505)	$2,297	$1,792
Deposits with banks	—	4	4	(1)	10	9
Short-term investments in money market funds	106	(14)	92	(17)	88	71
Investment securities:
Available for sale	265	298	563	292	435	727
Held to maturity	40	69	109	62	58	120
Total investment securities	305	367	672	354	493	847
Total interest income	103	2,573	2,676	(169)	2,888	2,719
INTEREST PAID ON:
Interest bearing demand deposits	281	180	461	46	450	496
Savings deposits	(1)	—	(1)	1	—	1
Money market	(116)	458	342	(120)	857	737
Other time deposits	492	1,452	1,944	113	841	954
Federal funds purchased and other short-term borrowings	(609)	177	(432)	280	234	514
Advances from Federal Home Loan Bank	139	154	293	(10)	113	103
Guaranteed junior subordinated deferrable interest debentures	—	1	1	—	—	—
Lease liabilities	117	—	117	—	—	—
Total interest expense	303	2,422	2,725	310	2,495	2,805
Change in net interest income	$(200)	$151	$(49)	$(479)	$393	$(86)
LOAN QUALITY.   The Company’s written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. The Company’s policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of  $1,000,000 within a 12-month period. The Company has also identified three pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for small business relationships with aggregate balances of  $250,000 or less, residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment. The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets.

	AT DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Total accruing loans past due 30 to 89 days	$2,956	$4,752	$8,178
Total non-accrual loans	1,487	1,221	3,016
Total non-performing assets including TDRs(1)	2,339	1,378	3,034
Loan delinquency as a percentage of total loans, net of unearned income	0.33%	0.55%	0.92%
Non-accrual loans as a percentage of total loans, net of unearned income	0.17	0.14	0.34
Non-performing assets as a percentage of total loans, net of unearned income, and other real estate owned	0.26	0.16	0.34
Non-performing assets as a percentage of total assets	0.20	0.12	0.26
Total classified loans (loans rated substandard or doubtful)(2)	$16,338	$4,302	$5,433

(1)
Non-performing assets are comprised of  (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as troubled debt restructuring and (iv) other real estate owned.

(2)
Total includes residential real estate and consumer loans that are considered non-performing.

The Company continues to maintain good asset quality. Non-performing assets increased by $961,000 since the prior year-end and now total $2.3 million. The continued successful ongoing problem credit resolution efforts of the Company is demonstrated in the table above as levels of non-accrual loans, non-performing assets, and loan delinquency are below 1% of total loans. The Company did experience an increase in classified loans in the second half of 2019 due to the downgrade of several commercial loans, the largest of which was a $6.5 million C&I loan due to the unexpected death of the borrower in late 2019 (see further discussion on this loan later in the MD&A). We continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and CRE loans within the portfolio. As of December 31, 2019, the 25 largest credits represented 24.3% of total loans outstanding.
ALLOWANCE AND PROVISION FOR LOAN LOSSES.   As described in more detail in the Critical Accounting Policies and Estimates section of this MD&A, the Company uses a comprehensive methodology and procedural discipline to maintain an ALL to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The following table sets forth changes in the ALL and certain ratios for the periods ended.

	YEAR ENDED DECEMBER 31,
	2019	2018	2017	2016	2015
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year	$8,671	$10,214	$9,932	$9,921	$9,623
Charge-offs:
Commercial	(9)	(574)	(311)	(3,662)	(404)
Commercial loans secured by non-owner occupied real estate	(63)	—	(132)	(82)	(365)
Real estate – residential mortgage	(98)	(380)	(313)	(208)	(403)
Consumer	(262)	(251)	(172)	(344)	(188)
Total charge-offs	(432)	(1,205)	(928)	(4,296)	(1,360)
Recoveries:
Commercial	22	31	27	169	174
Commercial loans secured by non-owner occupied real estate	48	51	56	58	76
Real estate – residential mortgage	118	119	207	100	132
Consumer	52	61	120	30	26
Total recoveries	240	262	410	357	408
Net charge-offs	(192)	(943)	(518)	(3,939)	(952)
Provision (credit) for loan losses	800	(600)	800	3,950	1,250
Balance at end of year	$9,279	$8,671	$10,214	$9,932	$9,921
Loans and loans held for sale, net of unearned income:
Average for the year	$875,198	$881,767	$893,849	$887,679	$857,015
At December 31	887,574	863,129	892,758	886,858	883,987
As a percent of average loans:
Net charge-offs	0.02%	0.11%	0.06%	0.44%	0.11%
Provision (credit) for loan losses	0.09	(0.07)	0.09	0.44	0.15
Allowance as a percent of each of the following:
Total loans, net of unearned income	1.05	1.00	1.14	1.12	1.13
Total accruing delinquent loans (past due 30 to 89 days)	313.90	182.47	124.90	302.99	225.68
Total non-accrual loans	624.01	710.16	338.66	619.59	163.55
Total non-performing assets	396.71	629.25	336.65	611.58	157.55
Allowance as a multiple of net charge-offs	48.33x	9.20x	19.72x	2.52x	10.42x
For 2019, the Company recorded an $800,000 provision expense for loan losses compared to a $600,000 provision recovery in 2018 which resulted in a net unfavorable shift of  $1.4 million between years. The rating downgrade of a $6.5 million performing commercial loan to substandard as a result of the unexpected death of a borrower caused a $675,000 increase in fourth quarter 2019 provision expense. This rating action was prudent due to the inherent uncertainties associated with a large estate liquidation. Recent updates related to this loan indicate that the estate is presently illiquid due to holds placed on deposit accounts and significant real estate holdings and other unique assets that will need to be unwound. As such there is heightened risk that this loan may move into non-performing status in 2020 as a result of payment delays. The Company experienced net loan charge-offs of only $192,000, or 0.02% of total loans, in 2019 compared to net loan charge-offs of  $943,000, or 0.11% of total loans, in 2018. Overall, nonperforming assets totaled $2.3 million, or only 0.26% of total loans, at December 31, 2019. In summary, the allowance for loan losses provided 397% coverage of non-performing assets, and 1.05% of total loans, at December 31, 2019, compared to 629% coverage of non-performing assets, and 1.00% of total loans, at December 31, 2018.
For 2018, the Company recorded a $600,000 provision recovery compared to an $800,000 provision for loan losses in 2017, or a decrease of  $1.4 million between years. The 2018 provision recovery reflects our overall strong asset quality, reduced loan portfolio balance and the successful workout of several criticized loans which resulted in the release of reserves after two criticized loans that had balances totaling in excess of $11 million fully paid off during the third and fourth quarters of 2018. The Company experienced net loan charge-offs of  $943,000, or 0.11% of total loans in 2018 compared to net loan charge-offs of  $518,000, or 0.06%, of total loans in 2017. Overall, the Company continued to maintain outstanding asset quality as its nonperforming assets totaled $1.4 million, or only 0.16% of total loans, at December 31, 2018.
The following schedule sets forth the allocation of the ALL among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire ALL is available to absorb future loan losses in any loan category.
	AT DECEMBER 31,
	2019		2018		2017		2016		2015
	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$3,951	30.1%	$3,057	29.0%	$4,298	28.0%	$4,041	29.8%	$4,243	31.6%
Commercial loans secured by non-owner occupied real estate	3,119	41.2	3,389	41.4	3,666	42.0	3,584	40.2	3,449	36.9
Real estate – residential mortgage	1,159	26.6	1,235	27.6	1,102	27.8	1,169	27.8	1,174	29.2
Consumer	126	2.1	127	2.0	128	2.2	151	2.2	151	2.3
Allocation to general risk	924	—	863	—	1,020	—	987	—	904	—
Total	$9,279	100.0%	$8,671	100.0%	$10,214	100.0%	$9,932	100.0%	$9,921	100.0%

Even though residential real estate-mortgage loans comprise 26.6% of the Company’s total loan portfolio, only $1.2 million or 12.5% of the total ALL is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company’s three-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by non-owner occupied real estate reflect the increased credit risk associated with those types of lending, the Company’s historical loss experience in these categories, and other qualitative factors. The stability in the part of the allowance allocated to each loan category reflects the continued good asset quality of each sector.
Based on the Company’s current ALL methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the ALL is adequate at December 31, 2019 to cover losses within the Company’s loan portfolio.
NON-INTEREST INCOME.   Non-interest income for 2019 totaled $14.8 million, an increase of $549,000, or 3.9%, from 2018. Factors contributing to this higher level of non-interest income in 2019 included:
•
the Company recognized a $500,000 impairment charge on other investments related to a Community Reinvestment Act (CRA) investment. The Small Business Administration (SBA) recently gave formal notice that the managing company of this particular fund was placed into receivership which caused us to write off the full investment and no further action or loss will occur. It should be noted that the Company only has one other similar CRA related investment that totals $100,000 that has been performing as expected;

•
Net realized gains on loans held for sale increased by $376,000, or 76.9% between years due to increased residential mortgage loan sales in the secondary market as the lower interest rate environment in the second half of 2019 resulted in a greater level of residential mortgage loan production. In addition to increased residential mortgage originations, the full year favorable comparison in 2019 was also due to the sale of the guaranteed portion of a SBA loan that resulted in a $197,000 gain;

•
The Company recognized a net investment security sale gain of  $118,000 in 2019 compared to a $439,000 net loss in 2018 as the opportunity existed to capture gains on certain securities that demonstrated higher than typical market appreciation in this low interest rate environment. The 2018 net loss resulted from the Company repositioning a portion of the investment portfolio for stronger future returns;

•
a $149,000, or 10.5%, decrease in revenue from deposit service charges was due primarily to a reduced level of overdraft fee income;

•
a $106,000, or 54.1%, increase in mortgage related fees was due to the higher level of residential mortgage loan production;

•
a $103,000, or 4.4%, increase in other income was due to higher letter of credit fees and increased revenue from check supply sales as a result of a favorable vendor contract renegotiation; and

•
a $71,000, or 0.7%, increase in wealth management fees was primarily due to the Company benefitting from a continuing increase in market values for assets under management as well as management’s effective execution of managing client accounts. Wealth management continues to be an important strategic focus.

Non-interest income for 2018 totaled $14.2 million, a decrease of  $421,000, or 2.9%, from 2017. Factors contributing to this lower level of non-interest income in 2018 included:
•
a $554,000 negative change in the net realized gain/loss on investment securities primarily results from two security sell transactions. Early in 2018, management viewed the gain recognized on the sale of equity securities, described in the third bulleted item, as an opportunity to rid the investment securities portfolio of certain investments having a low yield and a small balance. Similarly, because of the negative loan loss provision recognized during the fourth quarter of 2018, management viewed this as another opportunity to, again, sell certain low yielding securities. The funds from both sells were reinvested in securities with higher current market coupon rates. Both security sell transactions were negatively impacted by the market value of sold securities decreasing since 2017 due to the higher interest rate environment in 2018. However, because of the reinvestment of the sold funds into higher yielding instruments, the result of both transactions positions the Company for an increased future return from the investment securities portfolio;

•
a $489,000 increase in wealth management fees was primarily due to the Company benefitting from increased market values for assets under management in 2018 as well as management’s effective execution of managing client accounts;

•
a $285,000 increase in other income primarily was due to a $156,000 gain realized on the sale of certain equity method investments that the Company owned from a previous acquisition. The Company also benefitted from higher interchange fees, increased revenue from business services, and higher letter of credit fees;

•
a combined $279,000 decrease in net gains on loans sold into the secondary market and mortgage related fees was due to lower production and reduced refinance activity of residential mortgage loans;

•
a $201,000 decrease in revenue from bank owned life insurance (BOLI) occurred after the Company received a death claim in 2017 and there was no such claim in 2018; and

•
a $161,000 decrease in revenue from deposit service charges was due to a reduced level of overdraft fee income.

NON-INTEREST EXPENSE.   Non-interest expense for 2019 totaled $41.8 million, which represents a $942,000, or 2.3%, increase from 2018. Factors contributing to the higher non-interest expense in 2019 included:
•
a $1.1 million, or 4.4%, increase in salaries & benefits expense was due to annual merit increases, the addition of several employees to address management succession planning as well as our expansion into the Hagerstown, Maryland market. Increased pension and health care costs also contributed to the higher employee costs between years;

•
a $457,000, or 82.0%, reduction in FDIC insurance expense. As part of the application of the Small Bank Assessment Credit regulation, the FDIC awarded community banks under $10 billion in assets an assessment credit because the banking industry reserve ratio exceeded its 1.38% target. The Company currently expects to receive one additional assessment credit of less than $100,000 in the first quarter of 2020.;

•
a $397,000, or 7.6%, increase in other expense was due to additional expense for the unfunded commitment reserve as a result of increased loan approvals in 2019, as well as, an increased investment in technology as evidenced by higher website costs and additional telecommunications expense; and

•
a $154,000, or 3.1%, decrease in professional fees was due to lower legal fees and other professional fees.

Non-interest expense for 2018 totaled $40.9 million, which represents a $170,000, or 0.4%, increase from 2017. Factors contributing to the higher non-interest expense in 2018 included:
•
a $438,000, or 1.8%, increase in salaries & benefits expense due to higher salaries and incentive compensation as a result of the typical annual salary merit increases and additional incentives paid primarily within our Wealth Management division due to the increased level of fee income mentioned previously. Also in the fourth quarter of 2018, four additional employees were hired for our new Hagerstown, Maryland financial banking center; and

•
a combined $259,000 reduction in occupancy & equipment costs is primarily attributable to the Company’s ongoing efforts to carefully manage and contain non-interest expense. Specifically, a branch office closure in Cambria County along with a branch consolidation in the State College market resulted in reduced rent expense and other occupancy related costs.

INCOME TAX EXPENSE.   The Company recorded an income tax expense of  $1.6 million, or an effective tax rate of 20.7%, in 2019, compared to income tax expense of  $1.7 million, or a 17.8% effective tax rate, in 2018, and compared to income tax expense of  $5.4 million, or a 62.1% effective tax rate, in 2017. The lower effective tax rate in 2019 and 2018 reflected the benefits of corporate tax reform as a result of the enactment of the “Tax Cuts and Jobs Act” late in the fourth quarter of 2017, which lowered the corporate income tax rate from 34% to 21%. Also, because of the enactment of this new tax law, the Company was able to achieve a greater income tax benefit in the third quarter of 2018 by making a one-time additional contribution to the defined benefit pension plan. The tax benefit of this additional pension contribution favorably reduced income tax expense by $264,000 in the third quarter of 2018. Finally, the higher income tax expense in 2017 resulted from an additional income tax charge of  $2.6 million recorded in the fourth quarter of 2017 as corporate income tax reform necessitated the revaluation of the Company’s deferred tax asset because of the new lower corporate tax rate. The Company’s deferred tax asset was $4.0 million at December 31, 2019.
SEGMENT RESULTS.   The community banking segment reported a net income contribution of $10.9 million in 2019 which decreased from the $11.1 million contribution in 2018 and increased from the $8.6 million contribution in 2017. The primary driver for the lower level of net income in 2019 was the Company recording an $800,000 provision expense for loan losses compared to a $600,000 provision recovery in 2018 which resulted in a net unfavorable shift of  $1.4 million between years. This is discussed previously in the “Allowance and Provision for Loan Losses” section within this document. Also, unfavorably impacting net income was total employee costs increasing, a higher level of funding for the unfunded commitment reserve due to increased loan approvals within the commercial lending division and the lower level of deposit service charge income within the retail banking division. Nearly offsetting these unfavorable items was total loan interest income increasing between years which primarily reflects the Federal Reserve increasing the federal funds interest rate in 2018. This resulted in new commercial loans originating at higher yields throughout 2018 and during the first half of 2019 and also caused the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices moved up with the federal funds rate increases in 2018. Also, included in the favorable year over year loan interest income comparison was a higher level of commercial loan fee income by $325,000, due primarily to prepayment fees collected on certain early loan payoffs. Within the retail banking division, net interest income increased between years as the funding benefit for deposits improved due to the growth of total deposits. This funding benefit more than offset the impact of the immediate upward repricing of money market deposit accounts because of the increases to the federal funds rate during 2018 and the corresponding incremental increase to other term deposit products. Note that the retail banking division did experience deposit cost relief during the second half of 2019 because of the Federal Reserve’s action to decrease the fed funds rate in July, September and October. Retail banking was also positively impacted by the lower level of FDIC insurance expense due to the application of the assessment credit during 2019. Finally, there was a higher level of net gains on loan sales into the secondary market as well as a higher level of mortgage related fee income due to increased residential mortgage loan production.
The wealth management segment’s net income contribution was $1.9 million in 2019 compared to $1.8 million in 2018 and $1.4 million in 2017. The increase is due to wealth management fees increasing as this segment has benefitted from increased market values for assets under management which occurred as the year progressed as well as management’s effective execution of managing client accounts. Also, positively impacting the wealth management segment’s net income was a lower level of incentive compensation and decreased professional fees due to lower legal fees and costs for other professional services. Slightly offsetting these items was higher employee costs due to higher salaries because of annual merit increases and a greater level of pension cost. Also, there was a decrease in the volume of life insurance sales within the financial services division. Overall, the fair market value of trust assets under administration totaled $2.238 billion at December 31, 2019, an increase of  $132 million, or 6.3%, from the December 31, 2018 total of  $2.106 billion.
The investment/parent segment reported a net loss of  $6.8 million in 2019, which was greater than the net loss of  $5.1 million in 2018 and $6.7 million in 2017. The increased loss between years is reflective of the previously discussed $500,000 impairment charge on other investments related to a CRA investment. Also, the increased loss was the result of overnight borrowed funds having a higher cost due to the increase in national interest rates during 2018 and the immediate impact that the rising interest rates had on overnight borrowed funds. Additionally, the replacement of maturing FHLB term advances repriced upward during the first nine months of 2019. Slightly offsetting these unfavorable items was the Company recognizing a net investment security sale gain of  $118,000 in 2019 compared to a $439,000 net loss in 2018 as the opportunity existed to capture gains on certain securities that demonstrated higher than typical market appreciation in this low interest rate environment. The 2018 net loss resulted from the Company repositioning a portion of the investment portfolio for stronger future returns.
For greater discussion on the future strategic direction of the Company’s key business segments, see “Management’s Discussion and Analysis — Forward Looking Statements.” For a more detailed analysis of the segment results, see Note 24.
BALANCE SHEET.   The Company’s total consolidated assets of  $1.171 billion at December 31, 2019 increased by $10.5 million, or 0.9% from the $1.161 billion level at December 31, 2018. The increase to total consolidated assets was due primarily to a $24.4 million, or 2.8%, increase in total loans which more than offset total investment securities decreasing by $5.8 million, or 3.1% and cash balances declining by $12 million. Overall, total loan originations in 2019 exceeded the prior year’s level by $50 million and also exceeded another strong level of loan payoffs in 2019. Loan pipelines remained strong throughout 2019. The Company experienced growth in the investment securities portfolio during 2018 as a result of management taking advantage of the rising interest rate environment during 2018 which provided an attractive market for additional security purchases. Investment security purchase activity slowed significantly during 2019 as the interest rate market was less favorable resulting in a decrease of total investment securities between years. Also, as a result of the adoption of ASU 2016-02, Leases (Topic 842), the Company reported $3.9 million of right of use assets within the fixed assets line of the Consolidated Balance Sheets at December 31, 2019.

The Company’s deposits at period end increased by $11.3 million and was offset by a decrease in FHLB borrowings of  $11.7 million. The decrease in FHLB borrowings was the result of an $18.6 million, or 45.4%, decline in overnight borrowed funds. The substantial decrease in short term borrowings was partially offset by an increase in FHLB term advances. Specifically, total FHLB term advances increased by $6.9 million, or 14.9%, and totaled $53.7 million. The Company has utilized these term advances to help manage interest rate risk and the inversion demonstrated by the U.S. Treasury Yield Curve at certain times in 2019 resulted in certain term advances costing less than overnight borrowed funds. In addition, the Company reported $4.0 million of lease liabilities as a result of the adoption of ASU 2016-02, Leases (Topic 842). Other liabilities increased by $6.1 million primarily due to an increase in the Company’s pension liability.
Total stockholders’ equity increased by $637,000, or 0.7%, since year-end 2018. Capital decreased during 2019 by the Company’s common stock repurchase program and the annual revaluation of the Company’s pension obligation which negatively impacted other comprehensive income by $5.1 million due to an approximate 1% decline in the discount rate between years. Offsetting these decreases, was the Company’s $6.0 million of net income and the positive $3.1 million impact capital experienced due to the improved market value of the available for sale investment securities portfolio. The Company returned approximately 70% of our 2019 earnings to our shareholders through the accretive common stock repurchases and an increased quarterly common stock cash dividend. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 13.49% and an asset leverage ratio of 9.87% at December 31, 2019. The Company’s book value per common share was $5.78, its tangible book value per common share (non-GAAP) was $5.08 and its tangible common equity to tangible assets ratio (non-GAAP) was 7.48% at December 31, 2019.
The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at December 31, 2019, 2018, and 2017 (in thousands, except share and ratio data):
	AT DECEMBER 31,
	2019	2018	2017
Total shareholders’ equity	$98,614	$97,977	$95,102
Less: Goodwill	11,944	11,944	11,944
Tangible equity	86,670	86,033	83,158
Total assets	1,171,184	1,160,680	1,167,655
Less: Goodwill	11,944	11,944	11,944
Tangible assets	1,159,240	1,148,736	1,155,711
Tangible common equity ratio (non-GAAP)	7.48%	7.49%	7.20%
Total shares outstanding	17,057,871	17,619,303	18,128,247
Tangible book value per share (non-GAAP)	$5.08	$4.88	$4.59
LIQUIDITY.   The Company’s liquidity position continues to be strong. Our core retail deposit base has remained relatively stable over the past several years and demonstrated growth during 2019. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth. We strive to operate our loan to deposit ratio in a range of 85% to 100%. At December 31, 2019, the Company’s loan to deposit ratio was 92.4%. Given current commercial loan pipelines and the continued development of our existing loan production offices, we are optimistic that we can grow our loan to deposit ratio and remain within our guideline parameters.
Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents decreased by $12.7 million from December 31, 2018, to $22.2 million at December 31, 2019, due to $4.9 million of cash provided by operating activities being more than offset by $13.0 million of cash used in investing activities and $4.6 million of cash used in financing activities. Within investing activities, cash advanced for new loan fundings and participations purchased totaled $205.6 million and was $20.5 million higher than the $185.1 million of cash received from loan principal payments and participations sold. Within financing activities, deposits increased by $11.3 million while total FHLB borrowings declined as short term borrowings decreased by $18.6 million and advances, both short-term and long term, increased by $6.9 million.
The holding company had a total of  $6.4 million of cash, short-term investments, and investment securities at December 31, 2019. Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the holding company. At December 31, 2019, our subsidiary Bank had $10.2 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. As such, the holding company has good liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, and its common stock dividends, which in total should approximate $3.2 million over the next twelve months.
Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, and short-term investments in money market funds. These assets totaled $22.2 million and $34.9 million at December 31, 2019 and 2018, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.
Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At December 31, 2019, the Company had $358 million of overnight borrowing availability at the FHLB, $30 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.
CAPITAL RESOURCES.   The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.47%, the tier 1 capital ratio was 11.68%, and the total capital ratio was 13.49% at December 31, 2019. The Company’s tier 1 leverage ratio was 9.87% at December 31, 2019. We anticipate that we will maintain our strong capital ratios throughout 2020.
Capital generated from earnings will be utilized to pay the common stock cash dividend, fund the stock repurchase program and will also support controlled balance sheet growth. Our common dividend payout ratio for the full year 2019 was 27.1%. Total Parent Company cash was $6.4 million at December 31, 2019. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 334% of regulatory capital at December 31, 2019.
The Basel III capital standards establish the minimum capital levels in addition to the well capitalized requirements under the federal banking regulations prompt corrective action. The capital rules also impose a capital conservation buffer (“CCB”) on top of the three minimum risk-weighted asset ratios. As of January 1, 2019, the CCB was 2.5%. Banking institutions that fail to meet the effective minimum ratios once the CCB is taken into account will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (four quarter trailing net income, net of distributions and tax effects not reflected in net income). The Company and the Bank meet all capital requirements, including the CCB, and continue to be committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a return to our shareholders.

Under the Basel III capital standards, the minimum capital ratios are:
	MINIMUM CAPITAL RATIO	MINIMUM CAPITAL RATIO PLUS CAPITAL CONSERVATION BUFFER
Common equity tier 1 capital to risk-weighted assets	4.5%	7.0%
Tier 1 capital to risk-weighted assets	6.0	8.5
Total capital to risk-weighted assets	8.0	10.5
Tier 1 capital to total average consolidated assets	4.0
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
On April 16, 2019, the Company announced that its Board of Directors approved a new common stock repurchase program which calls for AmeriServ Financial, Inc. to buy back up to 3%, or approximately 526,000 shares, of its outstanding common stock during the next 12 months. The authorized repurchases will be made from time to time in either the open market or through privately negotiated transactions. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. No assurance can be given that any particular amount of common stock will be repurchased. This buyback program may be modified, extended or terminated by the Board of Directors at any time. The Company was able to repurchase 490,038 shares of its common stock and return $2.1 million of capital to its shareholders through this program. Overall in 2019, this latest common stock buyback program, combined with the first quarter completion of the previously authorized common stock buyback program, resulted in the Company returning $2.6 million to its shareholders through the repurchase of 602,349 shares of its common stock. When including the increased cash dividend payments on our common stock, total capital returned to our shareholders was approximately 70% of net income for 2019. At December 31, 2019, the Company had approximately 17.1 million common shares outstanding.
INTEREST RATE SENSITIVITY.   Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company’s net interest income, net income and capital. The management and measurement of interest rate risk at the Company is performed by using the following tools: 1) simulation modeling, which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling incorporates assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis; and 3) static GAP analysis, which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. The overall interest rate risk position and strategies are reviewed by senior management and the Company’s Board of Directors on an ongoing basis.

The following table presents a summary of the Company’s static GAP positions at December 31, 2019:
INTEREST SENSITIVITY PERIOD	3 MONTHS OR LESS	OVER 3 MONTHS THROUGH 6 MONTHS	OVER 6 MONTHS THROUGH 1 YEAR	OVER 1 YEAR	TOTAL
	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$290,368	$51,288	$95,376	$450,542	$887,574
Investment securities	38,832	7,223	12,092	123,538	181,685
Short-term assets	6,526	—	—	—	6,526
Regulatory stock	3,985	—	—	2,125	6,110
Bank owned life insurance	—	—	38,916	—	38,916
Total rate sensitive assets	$339,711	$58,511	$146,384	$576,205	$1,120,811
RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$—	$—	$—	$136,462	$136,462
Interest bearing demand deposits	56,910	834	1,667	118,356	177,767
Savings	512	512	1,024	93,885	95,933
Money market	56,252	5,177	10,354	136,560	208,343
Certificates of deposit of $100,000 or more	4,893	10,325	18,227	5,325	38,770
Other time deposits	115,850	19,427	42,005	125,956	303,238
Total deposits	234,417	36,275	73,277	616,544	960,513
Borrowings	28,981	4,110	8,324	59,159	100,574
Total rate sensitive liabilities	$263,398	$40,385	$81,601	$675,703	$1,061,087
INTEREST SENSITIVITY GAP:
Interval	76,313	18,126	64,783	(99,498)	—
Cumulative	$76,313	$94,439	$159,222	$59,724	$59,724
Period GAP ratio	1.29X	1.45X	1.79X	0.85X
Cumulative GAP ratio	1.29	1.31	1.41	1.06
Ratio of cumulative GAP to total assets	6.52%	8.06%	13.59%	5.10%
When December 31, 2019 is compared to December 31, 2018, the Company’s cumulative GAP ratio through one year indicates that the Company’s balance sheet is still asset sensitive and the level of asset sensitivity increased between years. We continue to see loan customer preference for fixed rate loans given the low overall level of interest rates. The increase in total deposits resulted in overnight borrowings decreasing which are immediately impacted by changes to national interest rates. We continue to have a relatively consistent level of term advances with the FHLB to help manage our interest rate risk position. It should be noted that the level of term advances increased by $6.9 million in 2019 for interest rate risk management purposes. Due to the U.S. Treasury Yield curve becoming inverted in certain segments at various times during the year, term advances had a lower interest rate cost than overnight borrowed funds.
Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company’s asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to -5.0% and -7.5%, which include interest rate movements of 100 and 200 basis points, respectively. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

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
INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	5.5%	26.6%
100 bp increase	3.3	16.1
100 bp decrease	(4.1)	(24.6)
The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio, the scheduled repricing of loans tied to LIBOR or prime, and the reduction to overnight borrowed funds. Also, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at a targeted range of 1.50% to 1.75%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.
Within the investment portfolio at December 31, 2019, 78.5% of the portfolio is classified as available for sale and 21.5% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are 54 securities that are temporarily impaired at December 31, 2019. The Company reviews its securities quarterly and has asserted that at December 31, 2019, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell a portion of newly originated fixed-rate 30-year mortgage loans into the secondary market (excluding construction and any jumbo loans). The Company also sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year 2019, 76% of all residential mortgage loan production was sold into the secondary market.
The amount of loans outstanding by category as of December 31, 2019, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

	ONE YEAR OR LESS	MORE THAN ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL LOANS
	(IN THOUSANDS, EXCEPT RATIOS)
Commercial and industrial	$40,194	$93,467	$40,261	$173,922
Commercial loans secured by owner occupied real estate	603	29,233	61,819	91,655
Commercial loans secured by non-owner occupied real estate	29,955	118,755	214,925	363,635
Real estate – residential mortgage	10,581	39,109	190,417	240,107
Consumer	6,712	4,488	7,055	18,255
Total	$88,045	$285,052	$514,477	$887,574
Loans with fixed-rate	$36,237	$189,670	$197,217	$423,124
Loans with floating-rate	51,808	95,382	317,260	464,450
Total	$88,045	$285,052	$514,477	$887,574
Percent composition of maturity	9.9%	32.1%	58.0%	100.0%
Fixed-rate loans as a percentage of total loans				47.7%
Floating-rate loans as a percentage of total loans				52.3%
The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.
OFF BALANCE SHEET ARRANGEMENTS.    The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $195.5 million and standby letters of credit of  $14.7 million as of December 31, 2019. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2019, the Company had $63.3 million in the notional amount of interest rate swaps outstanding.
As of December 31, 2019 and 2018, municipal deposit letters of credit issued by the Federal Home Loan Bank of Pittsburgh on behalf of AmeriServ Financial Bank naming applicable municipalities as beneficiaries totaled $41.5 million and $52.3 million, respectively. The letters of credit serve as collateral, in place of pledged securities, for municipal deposits maintained at AmeriServ Financial Bank.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES.   The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles (GAAP) and conform to general practices within the banking industry. Accounting and reporting policies for the pension liability, allowance for loan losses, goodwill, income taxes, and investment securities are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

ACCOUNT — Pension liability
BALANCE SHEET REFERENCE — Other liabilities
INCOME STATEMENT REFERENCE — Salaries and employee benefits and Other expense
DESCRIPTION
Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. Our pension benefits are described further in Note 18 of the Notes to Consolidated Financial Statements.
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
Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $7.1 million, or 76%, of the total allowance for loan losses at December 31, 2019 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.
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
In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2019, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.
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
ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION
Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2019, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.
FORWARD LOOKING STATEMENTS
THE STRATEGIC FOCUS:
AmeriServ Financial is committed to increasing shareholder value by striving for consistently improving financial performance; providing our customers with products and exceptional service for every step in their lifetime financial journey; cultivating an employee atmosphere rooted in trust, empowerment and growth; and serving our communities through employee involvement and a philanthropic spirit. We will strive to provide our shareholders with consistently improved financial performance; the products, services and know-how needed to forge lasting banking for life customer relationships; a work environment that challenges and rewards staff; and the manpower and financial resources needed to make a difference in the communities we serve. Our strategic initiatives will focus on these four key constituencies:
•
Shareholders — We strive to increase earnings per share; identifying and managing revenue growth and expense control and reduction; and managing risk. Our goal is to increase value for AmeriServ shareholders by growing earnings per share and narrowing the financial performance gap between AmeriServ and its peer banks. We try to return up to 75 percent of earnings to shareholders through a combination of dividends and share repurchases subject to maintaining sufficient capital to support balance sheet growth. We strive to educate our employee base as to the meaning/importance of earnings per share as a performance measure. We will develop a value added combination for increasing revenue and controlling expenses that is rooted in developing and offering high-quality financial products and services; an existing branch network; electronic banking capabilities with 24/7 convenience; and providing truly exceptional customer service. We will explore branch consolidation opportunities and further leverage union affiliated revenue streams, prudently manage the Company’s risk profile to improve asset yields and increase profitability and continue to identify and implement technological opportunities and advancements to drive efficiency for the holding company and its affiliates.

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
Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and hedges. The Company uses its asset liability management policy and hedging policy to control and manage interest rate risk. For information regarding the effect of changing interest rates on the Company’s net interest income and market value of its investment portfolio, see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Interest Rate Sensitivity.”
Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as, the obligations to depositors, debtholders and to fund operating expenses. The Company uses its asset liability management policy and contingency funding plan to control and manage liquidity risk. See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Liquidity.”
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
For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Interest Rate Sensitivity.” The Company’s principal market risk exposure is to interest rates.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AMERISERV FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
	AT DECEMBER 31,
	2019	2018
	(IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions	$15,642	$27,970
Interest bearing deposits	2,755	2,740
Short-term investments in money market funds	3,771	4,184
Cash and cash equivalents	22,168	34,894
Investment securities:
Available for sale	141,749	146,731
Held to maturity (fair value $41,082 at December 31, 2019 and $40,324 at December 31, 2018)	39,936	40,760
Loans held for sale	4,868	847
Loans	883,090	862,604
Less: Unearned income	384	322
Allowance for loan losses	9,279	8,671
Net loans	873,427	853,611
Premises and equipment:
Operating lease right-of-use asset	846	—
Financing lease right-of-use asset	3,078	—
Other premises and equipment, net	14,643	13,348
Accrued interest income receivable	3,449	3,489
Goodwill	11,944	11,944
Bank owned life insurance	38,916	38,395
Net deferred tax asset	3,976	3,637
Federal Home Loan Bank stock	3,985	4,520
Federal Reserve Bank stock	2,125	2,125
Other assets	6,074	6,379
TOTAL ASSETS	$1,171,184	$1,160,680
LIABILITIES
Non-interest bearing deposits	$136,462	$150,627
Interest bearing deposits	824,051	798,544
Total deposits	960,513	949,171
Short-term borrowings	22,412	41,029
Advances from Federal Home Loan Bank	53,668	46,721
Operating lease liabilities	865	—
Financing lease liabilities	3,163	—
Guaranteed junior subordinated deferrable interest debentures	12,955	12,939
Subordinated debt	7,511	7,488
Total borrowed funds	100,574	108,177
Other liabilities	11,483	5,355
TOTAL LIABILITIES	1,072,570	1,062,703
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized: 26,650,728 shares issued and 17,057,871 shares outstanding on December 31, 2019; 30,000,000 shares authorized: 26,609,811 shares issued and 17,619,303 shares outstanding on December 31, 2018	267	266
Treasury stock at cost, 9,592,857 shares on December 31, 2019 and 8,990,508 shares on December 31, 2018	(83,129)	(80,579)
Capital surplus	145,888	145,782
Retained earnings	51,759	46,733
Accumulated other comprehensive loss, net	(16,171)	(14,225)
TOTAL STOCKHOLDERS’ EQUITY	98,614	97,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,171,184	$1,160,680

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	YEAR ENDED DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
Taxable	$42,832	$40,938	$39,122
Tax exempt	101	90	95
Interest bearing deposits	24	20	11
Short-term investments in money market funds	293	201	130
Investment securities:
Available for sale	5,090	4,527	3,800
Held to maturity	1,427	1,318	1,198
Total Interest Income	49,767	47,094	44,356
INTEREST EXPENSE
Deposits	11,189	8,443	6,255
Short-term borrowings	288	720	206
Advances from Federal Home Loan Bank	1,090	797	694
Financing lease liabilities	117	—	—
Guaranteed junior subordinated deferrable interest debentures	1,121	1,120	1,120
Subordinated debt	520	520	520
Total Interest Expense	14,325	11,600	8,795
Net Interest Income	35,442	35,494	35,561
Provision (credit) for loan losses	800	(600)	800
Net Interest Income after Provision (Credit) for Loan Losses	34,642	36,094	34,761
NON-INTEREST INCOME
Wealth management fees	9,730	9,659	9,170
Service charges on deposit accounts	1,271	1,420	1,581
Net gains on loans held for sale	865	489	679
Mortgage related fees	302	196	285
Net realized gains (losses) on investment securities	118	(439)	115
Impairment charge on other investments	(500)	—	—
Bank owned life insurance	521	536	737
Other income	2,466	2,363	2,078
Total Non-Interest Income	14,773	14,224	14,645
NON-INTEREST EXPENSE
Salaries and employee benefits	25,429	24,358	23,920
Net occupancy expense	2,497	2,462	2,600
Equipment expense	1,510	1,464	1,585
Professional fees	4,885	5,039	5,058
Supplies, postage, and freight	605	674	676
Miscellaneous taxes and insurance	1,135	1,062	1,194
Federal deposit insurance expense	100	557	628
Other expense	5,654	5,257	5,065
Total Non-Interest Expense	41,815	40,873	40,726
PRETAX INCOME	7,600	9,445	8,680
Provision for income taxes	1,572	1,677	5,387
NET INCOME	$6,028	$7,768	$3,293
PER COMMON SHARE DATA:
Basic:
Net income	$0.35	$0.43	$0.18
Average number of shares outstanding	17,359	17,933	18,498
Diluted:
Net income	$0.35	$0.43	$0.18
Average number of shares outstanding	17,440	18,037	18,600
Cash dividends declared	$0.095	$0.075	$0.060
See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	YEAR ENDED DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS)
COMPREHENSIVE INCOME (LOSS)
Net income	$6,028	$7,768	$3,293
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	(6,418)	(244)	1,303
Income tax effect	1,348	51	(442)
Unrealized holding gains (losses) on available for sale securities arising during period	4,072	(1,810)	(40)
Income tax effect	(855)	381	13
Reclassification adjustment for net realized (gains) losses on available for sale securities included in net income	(118)	439	(115)
Income tax effect	25	(92)	39
Other comprehensive income (loss)	(1,946)	(1,275)	758
Comprehensive income	$4,082	$6,493	$4,051
See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	YEAR ENDED DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS)
COMMON STOCK
Balance at beginning of period	266	266	265
New common shares issued for exercise of stock options	1	—	1
Balance at end of period	267	266	266
TREASURY STOCK
Balance at beginning of period	(80,579)	(78,233)	(74,829)
Treasury stock, purchased at cost (602,349, 533,352, and 839,337 shares in 2019, 2018, and 2017, respectively)	(2,550)	(2,346)	(3,404)
Balance at end of period	(83,129)	(80,579)	(78,233)
CAPITAL SURPLUS
Balance at beginning of period	145,782	145,707	145,535
New common shares issued for exercise of stock options (40,917, 24,408, and 64,112 shares in 2019, 2018, and 2017, respectively)	99	61	159
Stock option expense	7	14	13
Balance at end of period	145,888	145,782	145,707
RETAINED EARNINGS
Balance at beginning of period	46,733	40,312	36,001
Net income	6,028	7,768	3,293
Cash dividend declared on common stock ($0.095, $0.075, and $0.060 in 2019, 2018, and 2017 respectively)	(1,642)	(1,347)	(1,113)
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	2,131
Cumulative effect adjustment for change in accounting principal	640	—	—
Balance at end of period	51,759	46,733	40,312
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(14,225)	(12,950)	(11,577)
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	(2,131)
Other comprehensive income (loss)	(1,946)	(1,275)	758
Balance at end of period	(16,171)	(14,225)	(12,950)
TOTAL STOCKHOLDERS’ EQUITY	$98,614	$97,977	$95,102
See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEAR ENDED DECEMBER 31
	2019	2018	2017
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$6,028	$7,768	$3,293
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	800	(600)	800
Depreciation and amortization expense	1,873	1,530	1,665
Net amortization of investment securities	279	347	436
Net realized (gains) losses on investment securities – available for sale	(118)	439	(115)
Impairment charge on other investments	500	—	—
Net gains on loans held for sale	(865)	(489)	(679)
Amortization of deferred loan fees	(142)	(149)	(162)
Origination of mortgage loans held for sale	(49,460)	(28,916)	(45,637)
Sales of mortgage loans held for sale	46,304	31,683	46,285
Decrease (increase) in accrued interest receivable	40	114	(487)
Increase in accrued interest payable	546	302	114
Earnings on bank-owned life insurance	(521)	(536)	(571)
Deferred income taxes	179	2,665	4,303
Stock compensation expense	7	14	13
Net change in operating leases	(67)	—	—
Other, net	(493)	(6,188)	(1,737)
Net cash provided by operating activities	4,890	7,984	7,521
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(18,084)	(45,427)	(32,889)
Purchase of investment securities – held to maturity	(2,257)	(5,746)	(10,572)
Proceeds from maturities of investment securities – available for sale	23,559	16,299	22,311
Proceeds from maturities of investment securities – held to maturity	3,007	3,651	2,383
Proceeds from sales of investment securities – available for sale	3,374	9,466	8,143
Purchase of regulatory stock	(13,557)	(18,681)	(17,661)
Proceeds from redemption of regulatory stock	14,092	18,836	16,345
Long-term loans originated	(205,603)	(155,191)	(154,054)
Principal collected on long-term loans	185,054	181,582	147,752
Purchases of premises and equipment	(2,821)	(2,144)	(2,705)
Proceeds from sale of other real estate owned	214	46	108
Proceeds from life insurance policies	—	—	614
Net cash provided by (used in) investing activities	(13,022)	2,691	(20,225)
FINANCING ACTIVITIES
Net (decrease) increase in deposit balances	11,342	1,226	(19,841)
Net increase (decrease) in other short-term borrowings	(18,617)	(8,055)	36,330
Principal borrowings on advances from Federal Home Loan Bank	22,527	12,492	12,687
Principal repayments on advances from Federal Home Loan Bank	(15,580)	(12,000)	(12,000)
Principal payments on financing lease liabilities	(173)	—	—
Stock options exercised	99	61	160
Purchases of treasury stock	(2,550)	(2,346)	(3,404)
Common stock dividend paid	(1,642)	(1,347)	(1,113)
Net cash provided by (used in) financing activities	(4,594)	(9,969)	12,819
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,726)	706	115
CASH AND CASH EQUIVALENTS AT JANUARY 1	34,894	34,188	34,073
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$22,168	$34,894	$34,188
See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS AND NATURE OF OPERATIONS:
AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 16 banking locations in five southwestern Pennsylvania counties and Hagerstown, Maryland. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $2.2 billion that are not recognized on the Company’s Consolidated Balance Sheets at December 31, 2019.
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
FEDERAL HOME LOAN BANK STOCK:
The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time any such situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (3) the impact of legislative and regulatory changes on the customer base of FHLB; and (4) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.
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
LOANS HELD FOR SALE:
Certain newly originated residential mortgage loans are classified as held for sale, because it is management’s intent to sell these residential mortgage loans. The residential mortgage loans held for sale are carried at the lower of aggregate cost or fair value.
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
LEASES:
The Company has operating and financing leases for several branch locations and office space. Generally, the underlying lease agreements do not contain any material residual value guarantees or material restrictive covenants. Many of our leases include both lease (e.g., minimum rent payments) and non-lease components, such as common area maintenance charges, utilities, real estate taxes, and insurance. The Company has elected to account for the variable non-lease components separately from the lease component. Such variable non-lease components are reported in net occupancy expense on the Consolidated Statements of Operations when incurred. These variable non-lease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets.
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
Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2019, the Company had one short-term equipment lease which it has elected to not record on the Consolidated Balance Sheets.
ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:
As a financial institution, which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:
•
Review of all criticized, classified and impaired commercial and commercial real estate loans to determine if any specific reserve allocations are required on an individual loan basis. In addition, consumer and residential mortgage loans with a balance of  $150,000 or more are evaluated for impairment and specific reserve allocations are established, if applicable. All required specific reserve allocations are based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. For impaired loans the measurement of impairment may be based upon (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral of a collateral dependent loan.

•
The application of formula driven reserve allocations for all commercial and commercial real estate loans by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the nature of the migration analysis.

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
ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT:
The allowance for unfunded loan commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers and the terms and expiration dates of the unfunded credit facilities. Net adjustments to the allowance for unfunded loan commitments and letters of credit are provided for in the unfunded commitment reserve expense line item within Other expense in the Consolidated Statements of Operations and a separate reserve is recorded within the Other liabilities line item of the Consolidated Balance Sheets.
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
EARNINGS PER COMMON SHARE:
Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 12,000, 5,000, and 10,000 shares of common stock were outstanding during 2019, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options to purchase common stock outstanding were $4.19-$4.22, $4.22, and $4.00 during 2019, 2018 and 2017, respectively.
	YEAR ENDED DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net income	$6,028	$7,768	$3,293
Denominator:
Weighted average common shares outstanding (basic)	17,359	17,933	18,498
Effect of stock options	81	104	102
Weighted average common shares outstanding (diluted)	17,440	18,037	18,600
Earnings per common share:
Basic	$0.35	$0.43	$0.18
Diluted	0.35	0.43	0.18
STOCK-BASED COMPENSATION:
The Company uses the modified prospective method for accounting of stock-based compensation. The fair value of each option grant is estimated on the grant date using the Binomial option pricing model and the expense is recognized ratably over the service period. Forfeitures are recognized as they occur. See Note 20 for details on the assumptions used.
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
CONSOLIDATED STATEMENT OF CASH FLOWS:
On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in money market funds. The Company made $785,000 in income tax payments in 2019; $875,000 in 2018; and $1,075,000 in 2017. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of  $75,000 in 2019; $166,000 in 2018; and $77,000 in 2017. As a result of the adoption of ASU 2016-02, Leases (Topic 842) as of January 1, 2019, the Company had non-cash transactions associated with the recognition of the right-of-use assets and lease liabilities. Specifically, the Company recognized a right-of-use asset and lease liability of  $932,000 related to operating leases and a right-of-use asset and lease liability of  $3.3 million related to financing leases. In addition, as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the Company had a non-cash transaction in the amount of  $640,000 associated with the recognition of a receivable for wealth management fees as of December 31, 2019. The Company also had a non-cash transfer of the AMT credit carryforward to other assets in the amount of  $287,000 in 2018. The Company made total interest payments of  $13,779,000 in 2019; $11,298,000 in 2018; and $8,681,000 in 2017.
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
The service cost component of net periodic benefit cost is determined by aggregating the product of the discounted cash flows of the plan’s service cost for each year and an individual spot rate (referred to as the “spot rate” approach). The interest cost component is determined by aggregating the product of the discounted cash flows of the plan’s projected benefit obligations for each year and an individual spot rate. Management believes this methodology an appropriate measure of the service cost and interest cost as each year’s cash flows are specifically linked to the interest rates of bond payments in the same respective year. Our pension benefits are described further in Note 18 of the Notes to Consolidated Financial Statements.
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

2.   RECENT ACCOUNTING PRONOUNCEMENTS
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
In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company, as a smaller reporting company, continues to evaluate the impact that the Update will have on our consolidated financial statements. We are currently working with an industry leading third-party consultant and software provider to assist us in the implementation of this standard. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The overall impact of the amendment will be affected by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.
3.   ADOPTION OF ACCOUNTING STANDARDS
Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers — Topic 606 and all subsequent ASUs that modified ASC 606. The standard required a company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. At the time of adoption, the Company completed an assessment of revenue streams and review of the related contracts potentially affected by the new standard and concluded that ASU 2014-09 did not materially change the method in which it recognizes revenue. However, in 2019, the change was determined to be material related to certain revenue recognized within our wealth management segment. As a result, the Company made a one-time cumulative effect adjustment to retained earnings of  $640,000, net of tax. Additional disclosures related to revenue recognition can be found in Note 4.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) — Targeted Improvements, which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 and its related amendments as of January 1, 2019, which resulted in the recognition of operating and financing right-of-use assets totaling $932,000 and $3.3 million, respectively, as well as operating and financing lease liabilities totaling $932,000 and $3.3 million, respectively. The Company elected to adopt the transition relief provisions from ASU 2018-11 and recorded the impact of adoption as of January 1, 2019, without restating any prior-year amounts or disclosures. The related policy elections made by the Company and the additional lease disclosures can be found in Notes 1 and 11. There was no cumulative effect adjustment to the opening balance of retained earnings required.
4.   REVENUE RECOGNITION
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
Noninterest income within the scope of Topic 606 are as follows:
•
Wealth management fees — Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of  $825,000 has been established as of December 31, 2019 and is included in Other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019, 2018, and 2017 (in thousands).
	AT DECEMBER 31,
	2019	2018	2017
Non-interest income:
In-scope of Topic 606
Wealth management fees	$9,730	$9,659	$9,170
Service charges on deposit accounts	1,271	1,420	1,581
Other	1,759	1,720	1,665
Non-interest income (in-scope of topic 606)	12,760	12,799	12,416
Non-interest income (out-of-scope of topic 606)	2,013	1,425	2,229
Total non-interest income	$14,773	$14,224	$14,645
5.   CASH AND DUE FROM DEPOSITORY INSTITUTIONS
Included in “Cash and due from depository institutions” are required federal reserves of  $3.0 million and $3.6 million for December 31, 2019 and 2018, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and a depository amount held with the Federal Reserve Bank.
6.   INVESTMENT SECURITIES
The cost basis and fair values of investment securities are summarized as follows:
Investment securities available for sale:
	AT DECEMBER 31, 2019
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$5,084	$32	$—	$5,116
Municipal	14,678	509	(17)	15,170
Corporate bonds	39,769	342	(281)	39,830
U.S. Agency mortgage-backed securities	80,046	1,681	(94)	81,633
Total	$139,577	$2,564	$(392)	$141,749
Investment securities held to maturity:
	AT DECEMBER 31, 2019
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$9,466	$251	$(4)	$9,713
Municipal	24,438	941	(53)	25,326
Corporate bonds and other securities	6,032	58	(47)	6,043
Total	$39,936	$1,250	$(104)	$41,082

Investment securities available for sale:
	AT DECEMBER 31, 2018
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency	$7,685	$4	$(160)	$7,529
Municipal	13,301	114	(234)	13,181
Corporate bonds	37,359	131	(996)	36,494
U.S. Agency mortgage-backed securities	90,169	516	(1,158)	89,527
Total	$148,514	$765	$(2,548)	$146,731
Investment securities held to maturity:
	AT DECEMBER 31, 2018
	COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$9,983	$78	$(132)	$9,929
Municipal	24,740	131	(404)	24,467
Corporate bonds and other securities	6,037	13	(122)	5,928
Total	$40,760	$222	$(658)	$40,324
Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2019, 53.4% of the portfolio was rated AAA as compared to 57.5% at December 31, 2018. Approximately 9.1% and 10.0% of the portfolio was rated below A or unrated on December 31, 2019 and 2018, respectively. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. treasury and U.S. agencies, that exceeded 10% of shareholders’ equity at December 31, 2019.
The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $117,076,000 at December 31, 2019 and $115,536,000 at December 31, 2018.
The Company realized $118,000 of gross investment security gains in 2019, $15,000 of gross investment security gains and $454,000 of gross investment security losses in 2018, and $115,000 of gross investment security gains in 2017. On a net basis, the realized gain for 2019 was $93,000 after factoring in tax expense of $25,000, the realized loss for 2018 was $347,000 after factoring in a tax benefit of  $92,000, and the realized gain for 2017 was $76,000 after factoring in tax expense of  $39,000. Proceeds from sales of investment securities available for sale were $3.4 million for 2019, $9.5 million for 2018, and $8.1 million during 2017.
The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values, and the weighted average yield for each type and range of maturity as of December 31, 2019. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. The Company’s consolidated investment securities portfolio had an effective duration of approximately 3.07 years. The weighted average expected maturity for available for sale securities at December 31, 2019 for U.S. agency, U.S. agency mortgage-backed, corporate bond, and municipal securities was 10.19, 4.36, 4.05, and 5.19 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2019 for U.S. agency mortgage-backed, corporate bond/other securities, and municipal securities 4.62, 3.21, and 5.92 years, respectively.

Investment securities available for sale:
	AT DECEMBER 31, 2019
	U. S. AGENCY		MUNICIPAL		CORPORATE BONDS		U.S. AGENCY MORTGAGE- BACKED SECURITIES		TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$500	2.25%	$1,500	3.10%	$—	—%	$2,000	2.89%
After 1 year but within 5 years	—	—	3,121	3.09	18,695	3.43	1,200	2.46	23,016	3.33
After 5 years but within 10 years	2,557	2.93	11,057	3.26	19,574	4.11	7,882	2.99	41,070	3.59
After 10 years but within15 years	—	—	—	—	—	—	23,018	2.83	23,018	2.83
Over 15 years	2,527	2.68	—	—	—	—	47,946	2.90	50,473	2.89
Total	$5,084	2.81	$14,678	3.19	$39,769	3.75	$80,046	2.88	$139,577	3.16
FAIR VALUE
Within 1 year	$—		$500		$1,503		$—		$2,003
After 1 year but within 5 years	—		3,179		18,755		1,213		23,147
After 5 years but within 10 years	2,570		11,491		19,572		8,075		41,708
After 10 years but within15 years	—		—		—		23,538		23,538
Over 15 years	2,546		—		—		48,807		51,353
Total	$5,116		$15,170		$39,830		$81,633		$141,749
Investment securities held to maturity:
	AT DECEMBER 31, 2019
	U.S. AGENCY MORTGAGE- BACKED SECURITIES		MUNICIPAL		CORPORATE BONDS AND OTHER		TOTAL INVESTMENT SECURITIES HELD TO MATURITY
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$—	—%	$—	—%	$—	—%
After 1 year but within 5 years	1,977	2.50	2,567	3.33	3,000	2.95	7,544	2.96
After 5 years but within 10 years	—	—	16,506	3.37	3,032	4.40	19,538	3.53
After 10 years but within15 years	2,232	3.62	5,050	4.10	—	—	7,282	3.95
Over 15 years	5,257	3.30	315	3.50	—	—	5,572	3.31
Total	$9,466	3.21	$24,438	3.52	$6,032	3.68	$39,936	3.47
FAIR VALUE
Within 1 year	$—		$—		$—		$—
After 1 year but within 5 years	2,009		2,644		2,953		7,606
After 5 years but within 10 years	—		17,153		3,090		20,243
After 10 years but within15 years	2,353		5,209		—		7,562
Over 15 years	5,351		320		—		5,671
Total	$9,713		$25,326		$6,043		$41,082

The following table presents information concerning investments with unrealized losses as of December 31, 2019 (in thousands):
Total investment securities:
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$—	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	7,084	(23)	8,562	(75)	15,646	(98)
Municipal	2,269	(18)	1,123	(52)	3,392	(70)
Corporate bonds and other securities	7,797	(85)	11,783	(243)	19,580	(328)
Total	$17,150	$(126)	$21,468	$(370)	$38,618	$(496)
The following table presents information concerning investments with unrealized losses as of December 31, 2018 (in thousands):
Total investment securities:
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Agency	$244	$(6)	$5,631	$(154)	$5,875	$(160)
U.S. Agency mortgage-backed securities	17,718	(177)	39,983	(1,113)	57,701	(1,290)
Municipal	6,601	(71)	15,880	(567)	22,481	(638)
Corporate bonds and other securities	15,221	(440)	17,038	(678)	32,259	(1,118)
Total	$39,784	$(694)	$78,532	$(2,512)	$118,316	$(3,206)
The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 54 positions that are considered temporarily impaired at December 31, 2019. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.
As of December 31, 2019, the Company reported $366,000 of equity securities within Other assets on the Consolidated Balance Sheets. These equity securities are held within a nonqualified deferred compensation plan in which a select group of executives of the Company can participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan and held within a rabbi trust. The assets of the rabbi trust are invested in various publicly listed mutual funds. The gain or loss on the equity securities (both realized and unrealized) is reported within Other income on the Consolidated Statements of Operations. In 2019, the Company recorded a realized gain of  $13,000 and an unrealized loss of  $5,000 was recognized in income on these equity securities. Additionally, the Company has recognized a deferred compensation liability, which is equal to the balance of the equity securities and is reported within Other liabilities on the Consolidated Balance Sheets.

7.   LOANS
The loan portfolio of the Company consisted of the following:
	AT DECEMBER 31,
	2019	2018
	(IN THOUSANDS)
Commercial:
Commercial and industrial	$173,922	$158,279
Commercial loans secured by owner occupied real estate	91,655	91,905
Commercial loans secured by non-owner occupied real estate	363,635	356,543
Real estate – residential mortgage	235,239	237,964
Consumer	18,255	17,591
Loans, net of unearned income	$882,706	$862,282
Loan balances at December 31, 2019 and 2018 are net of unearned income of  $384,000 and $322,000, respectively. Real estate construction loans comprised 4.9% and 3.5% of total loans net of unearned income at December 31, 2019 and 2018, respectively. The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct loan exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2019 and 2018, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 250-mile radius of the Johnstown market.
In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $544,000 and $694,000 at December 31, 2019 and 2018, respectively.
8.   ALLOWANCE FOR LOAN LOSSES
The following table summarizes the rollforward of the allowance for loan losses by portfolio segment (in thousands).
	BALANCE AT DECEMBER 31, 2018	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2019
Commercial	$3,057	$(9)	$22	$881	$3,951
Commercial loans secured by non-owner occupied real estate	3,389	(63)	48	(255)	3,119
Real estate – residential mortgage	1,235	(98)	118	(96)	1,159
Consumer	127	(262)	52	209	126
Allocation for general risk	863	—	—	61	924
Total	$8,671	$(432)	$240	$800	$9,279

	BALANCE AT DECEMBER 31, 2017	CHARGE- OFFS	RECOVERIES	PROVISION (CREDIT)	BALANCE AT DECEMBER 31, 2018
Commercial	$4,298	$(574)	$31	$(698)	$3,057
Commercial loans secured by non-owner occupied real estate	3,666	—	51	(328)	3,389
Real estate – residential mortgage	1,102	(380)	119	394	1,235
Consumer	128	(251)	61	189	127
Allocation for general risk	1,020	—	—	(157)	863
Total	$10,214	$(1,205)	$262	$(600)	$8,671

	BALANCE AT DECEMBER 31, 2016	CHARGE- OFFS	RECOVERIES	PROVISION	BALANCE AT DECEMBER 31, 2017
Commercial	$4,041	$(311)	$27	$541	$4,298
Commercial loans secured by non-owner occupied real estate	3,584	(132)	56	158	3,666
Real estate – residential mortgage	1,169	(313)	207	39	1,102
Consumer	151	(172)	120	29	128
Allocation for general risk	987	—	—	33	1,020
Total	$9,932	$(928)	$410	$800	$10,214
For 2019, the Company recorded an $800,000 provision expense for loan losses compared to a $600,000 provision recovery for 2018, or an increase of  $1.4 million between years. The 2019 provision expense reflects the growth within the loan portfolio and the increase in classified loans. The Company experienced net loan charge-offs of only $192,000, or 0.02% of total loans, in 2019 compared to net loan charge-offs of  $943,000, or 0.11% of total loans, in 2018. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $2.3 million, or only 0.26% of total loans, at December 31, 2019.
Specifically, the 2019 provision expense within the commercial segment was driven by the rating downgrade of a $6.5 million performing commercial and industrial loan to substandard as a result of the unexpected death of a borrower. This downgrade caused a $675,000 increase in the fourth quarter 2019 provision expense. This rating action was prudent due to the inherent uncertainties associated with a large estate liquidation. Recent updates related to this loan indicate that the estate is presently illiquid due to holds placed on deposit accounts and significant real estate holdings and other unique assets that will need to be unwound. As such there is heightened risk that this loan may move into non-performing status in 2020 as a result of payment delays.
Additionally, the 2019 provision credit within commercial loans secured by non-owner occupied real estate was driven, primarily, by a relaxation of the economic qualitative factors applied to the Pass rated portion of this loan segment.
For 2018, the Company recorded a $600,000 provision recovery compared to an $800,000 provision for loan losses in 2017, or a decrease of  $1.4 million between years. The 2018 provision recovery reflects our overall strong asset quality, reduced loan portfolio balance and the successful workout of several criticized loans. The Company experienced net loan charge-offs of  $943,000, or 0.11% of total loans, in 2018 compared to net loan charge-offs of  $51,800, or 0.06%, of total loans, in 2017. The higher 2018 net loan charge-offs reflect the final workout of several non-performing loans on which reserves had previously been established. Nonperforming assets totaled $1.4 million, or only 0.16%, of total loans, at December 31, 2018.
The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2019
Loans:	COMMERCIAL	COMMERCIAL LOANS SECURED BY NON-OWNER OCCUPIED REAL ESTATE	REAL ESTATE – RESIDENTIAL MORTGAGE	CONSUMER	TOTAL
	(IN THOUSANDS)
Individually evaluated for impairment	$816	$8	$—	$—	$824
Collectively evaluated for impairment	264,761	363,627	235,239	18,255	881,882
Total loans	$265,577	$363,635	$235,239	$18,255	$882,706

	AT DECEMBER 31, 2019
Allowance for loan losses:	COMMERCIAL	COMMERCIAL LOANS SECURED BY NON-OWNER OCCUPIED REAL ESTATE	REAL ESTATE – RESIDENTIAL MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
	(IN THOUSANDS)
Specific reserve allocation	$84	$8	$—	$—	$—	$92
General reserve allocation	3,867	3,111	1,159	126	924	9,187
Total allowance for loan losses	$3,951	$3,119	$1,159	$126	$924	$9,279

	AT DECEMBER 31, 2018
Loans:	COMMERCIAL	COMMERCIAL LOANS SECURED BY NON-OWNER OCCUPIED REAL ESTATE	REAL ESTATE – RESIDENTIAL MORTGAGE	CONSUMER	TOTAL
	(IN THOUSANDS)
Individually evaluated for impairment	$—	$11	$—	$—	$11
Collectively evaluated for impairment	250,184	356,532	237,964	17,591	862,271
Total loans	$250,184	$356,543	$237,964	$17,591	$862,282

	AT DECEMBER 31, 2018
	COMMERCIAL	COMMERCIAL LOANS SECURED BY NON-OWNER OCCUPIED REAL ESTATE	REAL ESTATE – RESIDENTIAL MORTGAGE	CONSUMER	ALLOCATION FOR GENERAL RISK	TOTAL
	(IN THOUSANDS)
Allowance for loan losses:
Specific reserve allocation	$—	$11	$—	$—	$—	$11
General reserve allocation	3,057	3,378	1,235	127	863	8,660
Total allowance for loan losses	$3,057	$3,389	$1,235	$127	$863	$8,671
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
Management evaluates for possible impairment any individual loan in the commercial or commercial real estate segment that is in nonaccrual status or classified as a Troubled Debt Restructure (TDR). In addition, consumer and residential mortgage loans with a balance of  $150,000 or more are evaluated for impairment. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
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
	AT DECEMBER 31, 2019
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial	$816	$84	$—	$816	$816
Commercial loans secured by non-owner occupied real estate	8	8	—	8	30
Total impaired loans	$824	$92	$—	$824	$846

	AT DECEMBER 31, 2018
	IMPAIRED LOANS WITH SPECIFIC ALLOWANCE		IMPAIRED LOANS WITH NO SPECIFIC ALLOWANCE	TOTAL IMPAIRED LOANS
	RECORDED INVESTMENT	RELATED ALLOWANCE	RECORDED INVESTMENT	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
	(IN THOUSANDS)
Commercial loans secured by non-owner occupied real estate	$11	$11	$—	$11	$33
Total impaired loans	$11	$11	$—	$11	$33
The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS)
Average impaired balance:
Commercial	$597	$228	$1,075
Commercial loans secured by non-owner occupied real estate	10	12	838
Average investment in impaired loans	$607	$240	$1,913
Interest income recognized:
Commercial	$30	$—	$12
Commercial loans secured by non-owner occupied real estate	—	—	—
Interest income recognized on a cash basis on impaired loans	$30	$—	$12
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
To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of  $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2019 required review of a minimum range of 50% to 55% of the commercial loan portfolio.
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

	AT DECEMBER 31, 2019
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial and industrial	$161,147	$853	$11,922	$—	$173,922
Commercial loans secured by owner occupied real estate	88,942	1,384	1,329	—	91,655
Commercial loans secured by non-owner occupied real estate	362,027	—	1,600	8	363,635
Total	$612,116	$2,237	$14,851	$8	$629,212

	AT DECEMBER 31, 2018
	PASS	SPECIAL MENTION	SUBSTANDARD	DOUBTFUL	TOTAL
	(IN THOUSANDS)
Commercial and industrial	$154,510	$2,089	$1,680	$—	$158,279
Commercial loans secured by owner occupied real estate	86,997	3,769	1,139	—	91,905
Commercial loans secured by non-owner occupied real estate	349,954	6,316	262	11	356,543
Total	$591,461	$12,174	$3,081	$11	$606,727
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
	AT DECEMBER 31, 2019
	PERFORMING	NON-PERFORMING	TOTAL
	(IN THOUSANDS)
Real estate – residential mortgage	$233,760	$1,479	$235,239
Consumer	18,255	—	18,255
Total	$252,015	$1,479	$253,494

	AT DECEMBER 31, 2018
	PERFORMING	NON-PERFORMING	TOTAL
	(IN THOUSANDS)
Real estate – residential mortgage	$236,754	$1,210	$237,964
Consumer	17,591	—	17,591
Total	$254,345	$1,210	$255,555
Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans.

	AT DECEMBER 31, 2019
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
		(IN THOUSANDS)
Commercial and industrial	$173,922	$—	$—	$—	$—	$173,922	$—
Commercial loans secured by owner occupied real estate	91,538	117	—	—	117	91,655	—
Commercial loans secured by non-owner occupied real estate	363,635	—	—	—	—	363,635	—
Real estate – residential mortgage	231,022	2,331	864	1,022	4,217	235,239	—
Consumer	18,190	42	23	—	65	18,255	—
Total	$878,307	$2,490	$887	$1,022	$4,399	$882,706	$—

	AT DECEMBER 31, 2018
	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS PAST DUE	TOTAL PAST DUE	TOTAL LOANS	90 DAYS PAST DUE AND STILL ACCRUING
		(IN THOUSANDS)
Commercial and industrial	$158,279	$—	$—	$—	$—	$158,279	$—
Commercial loans secured by owner occupied real estate	91,905	—	—	—	—	91,905	—
Commercial loans secured by non-owner occupied real estate	355,963	580	—	—	580	356,543	—
Real estate – residential mortgage	232,465	3,651	472	1,376	5,499	237,964	—
Consumer	17,408	153	30	—	183	17,591	—
Total	$856,020	$4,384	$502	$1,376	$6,262	$862,282	$—
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
The Company uses a comprehensive methodology and procedural discipline to maintain an ALL to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The allowance consists of three elements: (1) an allowance established on specifically identified problem loans, (2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency, non-performing and TDR loans, loan trends, economic trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy, financial information, and documentation exceptions, and (3) a general risk reserve which provides support for variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the Company’s loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. The qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company’s management to establish allocations which accommodate each of the listed risk factors.
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
The following table presents information concerning non-performing assets including TDR:
	AT DECEMBER 31,
	2019	2018
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial loans secured by non-owner occupied real estate	$8	$11
Real estate – residential mortgage	1,479	1,210
Total	1,487	1,221
Other real estate owned:
Commercial loans secured by owner occupied real estate	—	157
Real estate – residential mortgage	37	—
Total	37	157
TDR’s not in non-accrual	815	—
Total non-performing assets including TDR	$2,339	$1,378
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.26%	0.16%
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

•
the borrower has filed for bankruptcy;

•
the borrower has insufficient cash flows to service their loan(s); or

•
the borrower is unable to obtain refinancing from other sources at a market rate similar to rates available to a non-troubled debtor.

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
Any loan modification where the loan currently maintains a criticized or classified risk rating, i.e. Special Mention, Substandard or Doubtful, or where the loan will be assigned a criticized or classified rating after the modification is evaluated to determine the need for TDR classification. The specific ALL reserve for loans modified as TDR’s was $92,000 and $11,000 as of December 31, 2019 and 2018, respectively.
The following table details the loans modified in TDRs during the year ended December 31, 2019 (dollars in thousands).
Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	2	$816	Extension of maturity date with a below market interest rate
Loans in non-accrual status
Commercial loan secured by non-owner occupied real estate	1	8	Extension of maturity date
The following table details the loans modified in TDRs during the year ended December 31, 2018 (dollars in thousands).
Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loan secured by non-owner occupied real estate	1	$11	Extension of maturity date

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
There were no loans that were modified as TDR’s in the previous 12 months and defaulted during the reporting periods ending December 31, 2019, 2018 or 2017, respectively
All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed.
The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. OREO is recorded at the lower of  (1) fair value minus estimated costs to sell or (2) carrying cost.
Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in Other assets on the Consolidated Balance Sheets. As of December 31, 2019, a total of  $37,000 of residential real estate foreclosed assets were included in Other assets. As of December 31, 2018, there were no residential real estate foreclosed assets included in Other assets. As of December 31, 2019, the Company had initiated formal foreclosure procedures on $267,000 of consumer residential mortgages.
10.   PREMISES AND EQUIPMENT
An analysis of premises and equipment follows:
	AT DECEMBER 31,
	2019	2018
	(IN THOUSANDS)
Land	$1,198	$1,198
Premises	27,711	27,160
Furniture and equipment	8,632	9,085
Leasehold improvements	1,174	461
Total at cost	38,715	37,904
Less: Accumulated depreciation and amortization	24,072	24,556
Premises and equipment, net	$14,643	$13,348
The Company recorded depreciation expense of  $1.5 million for 2019 and 2018 and $1.7 million for 2017.
The Company utilizes a contract cleaner to provide janitorial services for several office locations. The contract cleaner is owned by a Director of the Company. The amount paid to this related party totaled $218,000, $221,000, and $216,000 for the years ended December 31, 2019, 2018, and 2017, respectively.
11.   LEASE COMMITMENTS
Due to the adoption of ASU 2016-02, Leases (Topic 842), the Company completed a comprehensive review and analysis of all its property and equipment contracts. As a result of this review, it was determined that the Company leases eight office locations under both operating and financing leases and one copy machine under a short-term lease. Several assumptions and judgments were made when applying the requirements of Topic 842 to the Company’s existing lease commitments, including the allocation of consideration in the contracts between lease and non-lease components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments. See Note 1 for information on policy elections.

The following table presents the lease cost associated with both operating and financing leases for the year ended December 31, 2019 (in thousands). Total rent expense recorded during the years ended December 31, 2018 and 2017 was $415,000 and $571,000, respectively.
YEAR ENDED DECEMBER 31, 2019
Lease cost
Financing lease cost:
Amortization of right-of-use asset	$258
Interest expense	117
Operating lease cost	117
Total lease cost	$492
The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2019.
	OPERATING	FINANCING
Weighted-average remaining term (years)	11.9	17.1
Weighted-average discount rate	3.46%	3.60%
The following table presents the undiscounted cash flows due related to operating and financing leases as of December 31, 2019, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets (in thousands).
	OPERATING	FINANCING
Undiscounted cash flows due:
Within 1 year	$118	$296
After 1 year but within 2 years	120	275
After 2 years but within 3 years	98	277
After 3 years but within 4 years	69	274
After 4 years but within 5 years	69	236
After 5 years	589	3,007
Total undiscounted cash flows	1,063	4,365
Discount on cash flows	(198)	(1,202)
Total lease liabilities	$865	$3,163
12.   DEPOSITS
The following table sets forth the balance of the Company’s deposits:
	AT DECEMBER 31,
	2019	2018
	(IN THOUSANDS)
Demand:
Non-interest bearing	$136,462	$150,627
Interest bearing	177,767	169,151
Savings	95,933	97,406
Money market	208,343	221,398
Certificates of deposit in denominations of $100,000 or more	38,770	34,841
Other time	303,238	275,748
Total deposits	$960,513	$949,171

The following table sets forth the balance of other time deposits and certificates of deposit of  $100,000 or more as of December 31, 2019 maturing in the periods presented:
YEAR:	OTHER TIME DEPOSITS	CERTIFICATES OF DEPOSIT OF $100,000 OR MORE	TOTAL
	(IN THOUSANDS)
2020	$143,337	$33,445	$176,782
2021	102,425	4,818	107,243
2022	19,740	107	19,847
2023	20,242	400	20,642
2024	11,473	—	11,473
2025 and after	6,021	—	6,021
Total	$303,238	$38,770	$342,008
The aggregate amount of time deposit accounts (including certificates of deposit) that meet or exceed the FDIC insurance limit of  $250,000 at December 31, 2019 and 2018 are $69.0 million and $61.1 million, respectively.
13.   SHORT-TERM BORROWINGS
Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:
	AT DECEMBER 31, 2019
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$22,412
Maximum balance at any month end	—	49,615
Average balance during year	58	11,030
Average rate paid for the year	3.04%	2.59%
Interest rate on year-end balance	—	1.81
	AT DECEMBER 31, 2018
	FEDERAL FUNDS PURCHASED	SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$41,029
Maximum balance at any month end	—	82,932
Average balance during year	54	33,073
Average rate paid for the year	1.70%	2.17%
Interest rate on year-end balance	—	2.62
	AT DECEMBER 31, 2017
	FEDERAL FUNDS PURCHASED	OTHER SHORT-TERM BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$49,084
Maximum balance at any month end	—	51,760
Average balance during year	54	16,918
Average rate paid for the year	0.95%	1.21%
Interest rate on year-end balance	—	1.54

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.
These borrowing transactions have an average maturity of overnight.
14.
ADVANCES FROM FEDERAL HOME LOAN BANK, GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES AND SUBORDINATED DEBT

Advances from the FHLB consist of the following:
	AT DECEMBER 31, 2019
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS, EXCEPT RATES)
2020	1.75%	$18,729
2021	2.28	9,496
2022	2.21	17,838
2023	2.48	5,568
2024	1.86	2,037
Total advances from FHLB	2.08	$53,668

	AT DECEMBER 31, 2018
MATURING	WEIGHTED AVERAGE YIELD	BALANCE
	(IN THOUSANDS, EXCEPT RATES)
2019	1.51%	$12,500
2020	1.74	16,729
2021	2.28	9,496
2022	2.86	6,996
2023	2.86	1,000
Total advances from FHLB	1.98	$46,721
The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate and certain types of commercial and commercial real estate loans. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rates on the advances are fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage, commercial real estate, and commercial and industrial loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2019, the Company had immediately available $358 million of overnight borrowing capability at the FHLB, $30 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks.
Guaranteed Junior Subordinated Deferrable Interest Debentures:
On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by the Company. The Trust Preferred Securities are listed on NASDAQ under the symbol ASRVP. The Company used $22.5 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in 2005 and 2004. The net balance as of December 31, 2019 and 2018 was $13.0 million and $12.9 million, respectively.

Subordinated Debt:
On December 29, 2015, the Company completed a private placement of  $7.65 million in aggregate principal amount of fixed rate subordinated notes to certain accredited investors. The subordinated notes mature December 31, 2025 and have a 6.50% fixed interest rate for the entire term. This subordinated debt has been structured to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and will be non-callable for five years. The Company used the proceeds from this private placement and other cash on hand to redeem all $21 million of its issued and outstanding SBLF preferred stock on January 27, 2016. The net balance as of December 31, 2019 and 2018 was $7.5 million.
15.   DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS
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

The following table presents the assets and liability measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of December 31, 2019 and 2018, by level within the fair value hierarchy (in thousands).
	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2019 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities	$366	$366	$—	$—
Available for sale securities:
U.S. Agency	5,116	—	5,116	—
Municipal	15,170	—	15,170	—
Corporate bonds	39,830	—	39,830	—
U.S. Agency mortgage-backed securities	81,633	—	81,633	—
Fair value swap asset	959	—	959	—
Fair value swap liability	(959)	—	(959)	—
	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2018 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Available for sale securities:
U.S. Agency	$7,529	$—	$7,529	$—
Municipal	13,181	—	13,181	—
Corporate bonds	36,494	—	36,494	—
U.S. Agency mortgage-backed securities	89,527	—	89,527	—
Fair value swap asset	257	—	257	—
Fair value swap liability	(257)	—	(257)	—
Assets Measured and Recorded on a Non-Recurring Basis
Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted. At December 31, 2019, impaired loans with a carrying value of  $263,000 were reduced by a specific valuation allowance totaling $8,000 resulting in a net fair value of $255,000. At December 31, 2018, impaired loans with a carrying value of  $11,000 were reduced by a specific valuation allowance totaling $11,000 resulting in a net fair value of zero.
Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):
	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2019 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$255	$—	$—	$255
Other real estate owned	37	—	—	37
	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2018 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$—	$—	$—	$—
Other real estate owned	157	—	—	157
	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2019	Fair Value	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$255	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 100% (3)%
Other real estate owned	37	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses	0% to 57% (38)% 21% to 134% (30)%
	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2018	Fair Value	Valuation Techniques	Unobservable Input	Range (Wgtd Ave)
Impaired loans	$—	Appraisal of collateral(1)	Appraisal adjustments(2)	100% (100)%
Other real estate owned	157	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses	0% to 39% (8)% 21% to 195% (40)%

(1)
Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.

(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions.

16.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The estimated fair values based on US GAAP measurements and recorded carrying values at December 31, 2019 and 2018, for the remaining financial instruments not required to be measured or reported at fair value were as follows:

	AT DECEMBER 31, 2019
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$39,936	$41,082	$—	$38,129	$2,953
Loans held for sale	4,868	4,970	4,970	—	—
Loans, net of allowance for loan loss and unearned income	873,427	873,908	—	—	873,908
FINANCIAL LIABILITIES:
Deposits with no stated maturities	651,469	631,023	—	—	631,023
Deposits with stated maturities	309,044	310,734	—	—	310,734
All other borrowings(1)	74,134	76,323	—	—	76,323
	AT DECEMBER 31, 2018
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$40,760	$40,324	$—	$37,398	$2,926
Loans held for sale	847	871	871	—	—
Loans, net of allowance for loan loss and unearned income	853,611	836,122	—	—	836,122
FINANCIAL LIABILITIES:
Deposits with no stated maturities	671,666	627,323	—	—	627,323
Deposits with stated maturities	277,505	277,010	—	—	277,010
All other borrowings(1)	67,148	69,692	—	—	69,692

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
17.   INCOME TAXES
The Tax Cuts and Jobs Act, enacted on December 22, 2017 lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The expense for income taxes is summarized below and includes both federal and applicable state corporate income taxes:
	YEAR ENDED DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS)
Current	$1,393	$(988)	$1,084
Deferred	179	2,665	1,679
Change in corporate tax rate	—	—	2,624
Income tax expense	$1,572	$1,677	$5,387
The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2019		2018		2017
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense based on federal statutory rate	$1,596	21.0%	$1,983	21.0%	$2,951	34.0%
Tax exempt income	(131)	(1.4)	(131)	(1.4)	(283)	(3.3)
Other	107	1.1	(175)	(1.8)	95	1.0
Change in corporate tax rate	—	—	—	—	2,624	30.4
Total expense for income taxes	$1,572	20.7%	$1,677	17.8%	$5,387	62.1%
The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:
	AT DECEMBER 31,
	2019	2018
	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$1,949	$1,821
Unfunded commitment reserve	215	187
Unrealized investment security losses	—	374
Premises and equipment	1,129	1,056
Accrued pension obligation	1,093	144
Other	230	255
Total tax assets	4,616	3,837
DEFERRED TAX LIABILITIES:
Investment accretion	(82)	(90)
Unrealized investment security gains	(456)	—
Other	(102)	(110)
Total tax liabilities	(640)	(200)
Net deferred tax asset	$3,976	$3,637
At December 31, 2019 and 2018, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize these assets.
As a result of the Tax Cuts and Jobs Act, the Company’s AMT tax credits that are not used to reduce regular taxes are eligible for a 50% refund in 2018 to 2020 and a 100% refund in 2021. Due to this change, the AMT tax credit has been fully utilized as of December 31, 2019. As of December 31, 2018, the AMT tax credit was reclassified to other assets and amounted to approximately $287,000.
The change in net deferred tax assets and liabilities consist of the following:
	YEAR ENDED DECEMBER 31,
	2019	2018
	(IN THOUSANDS)
Unrealized (gains) losses recognized in comprehensive income	$(830)	$288
Pension obligation of the defined benefit plan not yet recognized in income	1,348	51
Deferred provision for income taxes	(179)	(2,665)
Net increase (decrease)	$339	$(2,326)

The Company utilizes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company has no tax liability for uncertain tax positions. The Company’s federal and state income tax returns for taxable years through 2016 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.
18.   EMPLOYEE BENEFIT PLANS
PENSION PLAN:
The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Effective January 1, 2013, the Company implemented a soft freeze of its defined benefit pension plan for non-union employees. A soft freeze means that all existing employees as of December 31, 2012 will remain in the defined benefit pension plan but any new non-union employees hired after January 1, 2013 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401(k) program. The Company implemented a similar soft freeze of its defined benefit pension plan for union employees effective January 1, 2014. The Company executed these changes to help reduce its pension costs in future years. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of the Company’s common stock valued at $1.3 million and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31, 2019.
PENSION BENEFITS:
	YEAR ENDED DECEMBER 31,
	2019	2018
	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$41,094	$41,013
Service cost	1,470	1,482
Interest cost	1,569	1,273
Actuarial loss	7,758	823
Special/contractual termination benefits	—	63
Benefits paid	(2,330)	(3,560)
Benefit obligation at end of year	49,561	41,094
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	38,478	37,100
Actual return on plan assets	5,483	(1,062)
Employer contributions	3,200	6,000
Benefits paid	(2,330)	(3,560)
Fair value of plan assets at end of year	44,831	38,478
Funded status of the plan	$(4,730)	$(2,616)

	YEAR ENDED DECEMBER 31,
	2019	2018
	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$22,113	$18,461
Total	$22,113	$18,461

	YEAR ENDED DECEMBER 31,
	2019	2018
	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$45,501	$37,695
The weighted-average assumptions used to determine benefit obligations at December 31, 2019 and 2018 were as follows:
	YEAR ENDED DECEMBER 31,
	2019	2018
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	3.20%	4.28%
Salary scale	2.50	2.50
	YEAR ENDED DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,470	$1,482	$1,516
Interest cost	1,569	1,273	1,292
Expected return on plan assets	(3,025)	(2,798)	(2,539)
Special termination benefit liability	—	63	—
Recognized net actuarial loss	1,649	1,548	1,454
Net periodic pension cost	$1,663	$1,568	$1,723
The service cost component of net periodic benefit cost is included in Salaries and employee benefits and all other components of net periodic benefit cost are included in Other expense on the Consolidated Statements of Operations.
	YEAR ENDED DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS
Net (gain) loss	$5,300	$4,683	$(822)
Recognized loss	(1,649)	(1,548)	(1,454)
Total recognized in other comprehensive loss before tax effect	$3,651	$3,135	$(2,276)
Total recognized in net benefit cost and other comprehensive loss before tax effect	$5,314	$4,703	$(553)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $2,499,000.
The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 were as follows:
	YEAR ENDED DECEMBER 31,
	2019	2018	2017
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	4.28%	3.63%	4.12%
Expected return on plan assets	7.50	7.50	7.75
Rate of compensation increase	2.50	2.50	2.50
The Company has assumed a 7.50% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 15 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 60% of plan assets.
PLAN ASSETS:
The plan’s measurement date is December 31, 2019. This plan’s asset allocation at December 31, 2019 and 2018, by asset category are as follows:
	YEAR ENDED DECEMBER 31,
	2019	2018
ASSET CATEGORY:
Cash and cash equivalents	1%	49%
Domestic equities	8	7
Mutual funds/ETFs	82	42
International equities	1	—
Corporate bonds	8	2
Total	100%	100%
The major categories of assets in the Company’s Pension Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.
	YEAR ENDED DECEMBER 31,
	2019	2018
	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$186	$18,939
Domestic equities	3,782	2,841
Mutual funds/ETFs	36,469	15,808
International equities	620	—
Level 2:
Corporate bonds	3,774	890
Total fair value of plan assets	$44,831	$38,478
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
The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2019, 2.8% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.
CASH FLOWS:
The Company presently expects that the contribution to be made to the Plan in 2020 will be approximately $4.0 million.
ESTIMATED FUTURE BENEFIT PAYMENTS:
The following benefit payments, which reflect future service, as appropriate, are expected to be paid.
YEAR:	ESTIMATED FUTURE BENEFIT PAYMENTS
(IN THOUSANDS)
2020	$4,096
2021	3,910
2022	4,317
2023	3,949
2024	4,205
Years 2025 – 2029	15,975
401(k) PLAN:
The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 2% of contribution up to a maximum of 1%. The Company also contributes 4% of salaries for union members who are in the plan. Effective January 1, 2013, any new non-union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 6% of contribution up to a maximum of 3%. Effective January 1, 2014, any new union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match dollar for dollar up to a maximum of 4%. Contributions by the Company charged to operations were $604,000, $503,000 and $469,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The fair value of plan assets includes $924,000 pertaining to the value of the Company’s common stock and Trust Preferred securities that are held by the plan at December 31, 2019.
DEFERRED COMPENSATION PLAN:
The Company maintains a nonqualified deferred compensation plan in which a select group of executives are permitted to participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan. The Company has established a rabbi trust to provide funding for the benefits payable under our deferred compensation plan. As of December 31, 2019, the Company reported a deferred compensation liability of  $366,000 within Other liabilities on the Consolidated Balance Sheets. In 2019, the Company recognized $9,000 of deferred compensation plan expense which is reported within Other expense on the Consolidated Statements of Operations. See Note 6 (Investment Securities) for additional disclosures related to the nonqualified deferred compensation plan and assets held within the rabbi trust.
Except for the above described benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2019, the Company had various outstanding commitments to extend credit approximating $195.5 million and standby letters of credit of  $14.7 million, compared to commitments to extend credit of  $177.8 million and standby letters of credit of  $16.7 million at December 31, 2018. Standby letters of credit had terms ranging from 1 to 5 years with annual extension options available. Standby letters of credit of approximately $9.2 million were secured as of December 31, 2019 and approximately $11.0 million at December 31, 2018. The carrying amount of the liability for AmeriServ obligations related to unfunded commitments and standby letters of credit was $1,025,000 at December 31, 2019 and $889,000 at December 31, 2018.
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
20.   STOCK COMPENSATION PLANS
The Company uses the modified prospective method for accounting for stock-based compensation and recognized $9,000 of pretax compensation expense for the year 2019, $17,000 in 2018 and $20,000 in 2017.
During 2011, the Company’s Board adopted, and its shareholders approved, the AmeriServ Financial, Inc. 2011 Stock Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 800,000 shares of common stock. This Plan replaced the expired 2001 Stock Option Plan. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company and its affiliates, as selected by the compensation committee of the Board. The option price at which a granted stock option may be exercised will not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, options vest over a three-year period and become exercisable in equal installments over the vesting period. At times, options with a one year vesting period may also be issued.
A summary of the status of the Company’s Stock Incentive Plan at December 31, 2019, 2018, and 2017, and changes during the years then ended is presented in the table and narrative following:
	YEAR ENDED DECEMBER 31
	2019		2018		2017
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	336,313	$2.91	360,721	$2.85	417,566	$2.76
Granted	7,000	4.19	5,000	4.22	17,500	3.96
Exercised	(40,917)	2.45	(24,408)	2.49	(64,112)	2.49
Forfeited	(5,748)	2.44	(5,000)	1.92	(10,233)	3.10
Outstanding at end of year	296,648	3.02	336,313	2.91	360,721	2.85
Exercisable at end of year	282,565	2.96	307,814	2.86	308,301	2.79
Weighted average fair value of options granted in current year		$0.62		$0.56		$1.12
A total of 282,565 of the 296,648 options outstanding at December 31, 2019, are exercisable and have exercise prices between $1.70 and $4.22, with a weighted average exercise price of  $2.96 and a weighted average remaining contractual life of 4.03 years. The remaining 14,083 options that are not yet exercisable have exercise prices between $3.90 and $4.22, with a weighted average exercise price of  $4.14 and a weighted average remaining contractual life of 8.64 years. The fair value of each option grant is estimated on the date of grant using the Binomial or Black-Scholes option pricing model with the following assumptions used for grants in 2019, 2018, and 2017.
	YEAR ENDED DECEMBER 31
PRICING MODEL ASSUMPTION RANGES	2019	2018	2017
Risk-free interest rate	2.65%	3.13%	2.23 – 2.38%
Expected lives in years	10	10	10
Expected volatility	15.75%	15.59%	28.09 – 28.84%
Expected dividend rate	1.91%	1.90%	1.50%
The intrinsic value of stock options exercised was $71,000, $42,000, and $91,000 in 2019, 2018, and 2017, respectively.

21.   ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the periods ending December 31, 2019, 2018, and 2017 (in thousands):
	YEAR ENDING DECEMBER 31, 2019			YEAR ENDING DECEMBER 31, 2018			YEAR ENDING DECEMBER 31, 2017
	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and Losses on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$(1,409)	$(12,816)	$(14,225)	$(327)	$(12,623)	$(12,950)	$(171)	$(11,406)	$(11,577)
Reclassification of certain income tax effects from accumulated other comprehensive loss	—	—	—	—	—	—	(53)	(2,078)	(2,131)
Other comprehensive income (loss) before reclassifications	3,217	(6,373)	(3,156)	(1,429)	(1,416)	(2,845)	(27)	1,071	1,044
Amounts reclassified from accumulated other comprehensive loss	(93)	1,303	1,210	347	1,223	1,570	(76)	(210)	(286)
Net current period other comprehensive income (loss)	3,124	(5,070)	(1,946)	(1,082)	(193)	(1,275)	(156)	(1,217)	(1,373)
Ending balance	$1,715	$(17,886)	$(16,171)	$(1,409)	$(12,816)	$(14,225)	$(327)	$(12,623)	$(12,950)

(1)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the periods ending December 31, 2019, 2018, and 2017 (in thousands):
	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	YEAR ENDING DECEMBER 31, 2019	YEAR ENDING DECEMBER 31, 2018	YEAR ENDING DECEMBER 31, 2017	Affected line item in the statement of operations
Realized (gains) losses on sale of securities	$(118)	$439	$(115)	Net realized (gains) losses on investment securities
	25	(92)	39	Provision for income taxes
	$(93)	$347	$(76)	Net of tax
Amortization of estimated defined benefit pension plan loss(2)	$1,649	$1,548	$(318)	Other expense
	(346)	(325)	108	Provision for income taxes
	$1,303	$1,223	$(210)	Net of tax
Total reclassifications for the period	$1,210	$1,570	$(286)	Net income

(1)
Amounts in parentheses indicate credits.

(2)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 18 for additional details).

22.   INTANGIBLE ASSETS
The Company’s Consolidated Balance Sheets show both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). Goodwill has an indefinite life and is not amortized.

Instead such intangible is evaluated for impairment at the reporting unit level at least annually. Any resulting impairment would be reflected as a non-interest expense. Of the Company’s goodwill of $11.9 million, $9.5 million is allocated to the community banking segment and $2.4 million relates to the WCCA acquisition which is included in the wealth management segment. The balance of the Company’s goodwill at December 31, 2019 and 2018 was $11.9 million.
23.   DERIVATIVE HEDGING INSTRUMENTS
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
To accommodate the needs of our customers and support the Company’s asset/liability positioning, we may enter into interest rate swap agreements with customers and a large financial institution that specializes in these types of transactions. These arrangements involve the exchange of interest payments based on the notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into offsetting fixed rate swaps with Pittsburgh National Bank (PNC). In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay PNC the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. For the years ended December 31, 2019 and 2018, the Company received $120,000 and $25,000, respectively, in fees on the interest rate swap transactions.
These swaps are considered free-standing derivatives and are reported at fair value within Other assets and Other liabilities on the Consolidated Balance Sheets. Disclosures related to the fair value of the swap transactions can be found in Note 15.
The following table summarizes the interest rate swap transactions that impacted the Company’s 2019 and 2018 performance (in thousands, except percentages).
DECEMBER 31, 2019
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
Swap assets	Fair Value	$31,668	4.44%	Monthly	$(18)
Swap liabilities	Fair Value	(31,668)	(4.44)	Monthly	18
Net exposure		—	—		—
DECEMBER 31, 2018
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
Swap assets	Fair Value	$19,825	4.31%	Monthly	$(41)
Swap liabilities	Fair Value	(19,825)	(4.31)	Monthly	41
Net exposure		—	—		—
The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of  $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, with the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at December 31, 2019 and 2018. None of the Company’s derivatives are designated as hedging instruments.
24.   SEGMENT RESULTS
The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The Company’s major business units include community banking, wealth management, and investment/parent. The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment. The key performance measure the Company focuses on for each business segment is net income contribution.
The community banking segment includes both retail and commercial banking activities. Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial banking to businesses includes commercial loans, business services, and CRE loans. The wealth management segment includes the Trust Company, West Chester Capital Advisors (WCCA), our registered investment advisory firm, and Financial Services. Wealth management activities include personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial Services include the sale of mutual funds, annuities, and insurance products. The wealth management businesses also include the union collective investment funds, primarily the ERECT funds which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management. Inter-segment revenues were not material.
The contribution of the major business segments to the Consolidated Statements of Operations were as follows:
	YEAR ENDED DECEMBER 31, 2019
	COMMUNITY BANKING	WEALTH MANAGEMENT	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$40,865	$81	$(5,504)	$35,442
Provision for loan loss	800	—	—	800
Non-interest income	5,407	9,736	(370)	14,773
Non-interest expense	31,856	7,340	2,619	41,815
Income (loss) before income taxes	13,616	2,477	(8,493)	7,600
Income tax expense (benefit)	2,715	593	(1,736)	1,572
Net income (loss)	$10,901	$1,884	$(6,757)	$6,028
Total assets	$981,787	$10,361	$179,036	$1,171,184

	YEAR ENDED DECEMBER 31, 2018
	COMMUNITY BANKING	WEALTH MANAGEMENT	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$39,195	$71	$(3,772)	$35,494
Credit provision for loan loss	(600)	—	—	(600)
Non-interest income	4,832	9,651	(259)	14,224
Non-interest expense	30,809	7,319	2,745	40,873
Income (loss) before income taxes	13,818	2,403	(6,776)	9,445
Income tax expense	2,764	554	(1,641)	1,677
Net income (loss)	$11,054	$1,849	$(5,135)	$7,768
Total assets	$966,910	$9,345	$184,425	$1,160,680

	YEAR ENDED DECEMBER 31, 2017
	COMMUNITY BANKING	WEALTH MANAGEMENT	INVESTMENT/ PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$39,183	$61	$(3,683)	$35,561
Provision for loan loss	800	—	—	800
Non-interest income	5,370	9,170	105	14,645
Non-interest expense	31,139	7,054	2,533	40,726
Income (loss) before income taxes	12,614	2,177	(6,111)	8,680
Income tax expense (benefit)	4,023	812	552	5,387
Net income (loss)	$8,591	$1,365	$(6,663)	$3,293
Total assets	$993,689	$8,703	$165,263	$1,167,655
25.   REGULATORY CAPITAL
The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. For a more detailed discussion see the Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2019 and 2018, the Company was categorized as Well Capitalized under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

	AT DECEMBER 31, 2019
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$132,544	13.49%	$119,477	12.23%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	102,841	10.47	109,173	11.17	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,729	11.68	109,173	11.17	6.00	8.00
Tier 1 Capital (To Average Assets)	114,729	9.87	109,173	9.50	4.00	5.00
	AT DECEMBER 31, 2018
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$129,178	13.53%	$115,451	12.14%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	100,258	10.50	105,891	11.14	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	112,130	11.74	105,891	11.14	6.00	8.00
Tier 1 Capital (To Average Assets)	112,130	9.71	105,891	9.28	4.00	5.00

*
Applies to the Bank only.

Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio (non-GAAP) was 7.48% and 7.49% for 2019 and 2018, respectively. See the discussion of the tangible common equity ratio under the Balance Sheet section of the MD&A.
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

BALANCE SHEETS
	AT DECEMBER 31,
	2019	2018
	(IN THOUSANDS)
ASSETS
Cash	$100	$100
Short-term investments in money market funds	2,544	3,711
Cash and cash equivalents	2,644	3,811
Investment securities available for sale	3,758	4,747
Equity investment in banking subsidiary	104,843	103,647
Equity investment in non-banking subsidiaries	7,830	6,745
Other assets	978	208
TOTAL ASSETS	$120,053	$119,158
LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$12,955	$12,939
Subordinated debt	7,511	7,488
Other liabilities	973	754
TOTAL LIABILITIES	21,439	21,181
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	98,614	97,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,053	$119,158

STATEMENTS OF OPERATIONS
	YEAR ENDED DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,556	$2,430	$2,315
Dividends from banking subsidiary	3,800	3,500	2,850
Dividends from non-banking subsidiaries	1,105	1,190	840
Interest, dividend and other income	186	119	163
TOTAL INCOME	7,647	7,239	6,168
EXPENSE
Interest expense	1,642	1,642	1,642
Salaries and employee benefits	2,614	2,610	2,416
Other expense	1,707	1,733	1,618
TOTAL EXPENSE	5,963	5,985	5,676
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	1,684	1,254	492
Benefit for income taxes	(676)	(722)	(1,114)
Equity in undistributed earnings of subsidiaries	3,668	5,792	1,687
NET INCOME	$6,028	$7,768	$3,293
COMPREHENSIVE INCOME	$4,082	$6,493	$4,051

STATEMENTS OF CASH FLOWS
	YEAR ENDED DECEMBER 31,
	2019	2018	2017
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$6,028	$7,768	$3,293
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(3,668)	(5,792)	(1,687)
Stock compensation expense	7	14	13
Other – net	(427)	433	1,325
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,940	2,423	2,944
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	—	(1,002)	(1,002)
Proceeds from maturity and sales of investment securities – available for sale	1,085	1,462	1,699
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,085	460	697
FINANCING ACTIVITIES
Purchases of treasury stock	(2,550)	(2,346)	(3,404)
Common stock dividends paid	(1,642)	(1,347)	(1,113)
NET CASH USED IN FINANCING ACTIVITIES	(4,192)	(3,693)	(4,517)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,167)	(810)	(876)
CASH AND CASH EQUIVALENTS AT JANUARY 1	3,811	4,621	5,497
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$2,644	$3,811	$4,621
The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. The subsidiary Bank had a combined $108,228,000 of restricted surplus and retained earnings at December 31, 2019.

27.   SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)
The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:
	2019 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$12,405	$12,433	$12,765	$12,164
Interest expense	3,445	3,669	3,704	3,507
Net interest income	8,960	8,764	9,061	8,657
Provision (credit) for loan losses	975	225	—	(400)
Net interest income after provision (credit) for loan losses	7,985	8,539	9,061	9,057
Non-interest income	3,416	4,095	3,657	3,605
Non-interest expense	10,563	10,503	10,456	10,293
Income before income taxes	838	2,131	2,262	2,369
Provision for income taxes	169	442	470	491
Net income	$669	$1,689	$1,792	$1,878
Basic earnings per common share	$0.04	$0.10	$0.10	$0.11
Diluted earnings per common share	0.04	0.10	0.10	0.11
Cash dividends declared per common share	0.025	0.025	0.025	0.020
	2018 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$12,125	$12,149	$11,603	$11,217
Interest expense	3,346	3,040	2,745	2,469
Net interest income	8,779	9,109	8,858	8,748
Provision (credit) for loan losses	(700)	—	50	50
Net interest income after provision (credit) for loan losses	9,479	9,109	8,808	8,698
Non-interest income	3,322	3,586	3,681	3,635
Non-interest expense	10,374	10,096	10,292	10,111
Income before income taxes	2,427	2,599	2,197	2,222
Provision for income taxes	499	270	453	455
Net income	$1,928	$2,329	$1,744	$1,767
Basic earnings per common share	$0.11	$0.13	$0.10	$0.10
Diluted earnings per common share	0.11	0.13	0.10	0.10
Cash dividends declared per common share	0.020	0.020	0.020	0.015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of AmeriServ Financial, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AmeriServ Financial Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018; the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/S.R. Snodgrass, P.C.
Cranberry Township, Pennsylvania
March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of AmeriServ Financial, Inc.
Opinion on Internal Control over Financial Reporting
We have audited AmeriServ Financial Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, of the Company; and our report dated March 2, 2020, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/S.R. Snodgrass, P.C.
Cranberry Township, Pennsylvania
March 2, 2020

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
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2019, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2019, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”. S.R. Snodgrass, P.C., independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.
Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Reserve as safety and soundness laws and regulations.
Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2019.
/s/ JEFFREY A. STOPKO	/s/ MICHAEL D. LYNCH
Jeffrey A. Stopko President & Chief Executive Officer	Michael D. Lynch Senior Vice President & Chief Financial Officer
Johnstown, PA
March 2, 2020

STATEMENT OF MANAGEMENT RESPONSIBILITY
March 2, 2020
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
/s/ JEFFREY A. STOPKO	/s/ MICHAEL D. LYNCH
Jeffrey A. Stopko President & Chief Executive Officer	Michael D. Lynch Senior Vice President & Chief Financial Officer

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As of December 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
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
Management Report on Internal Control over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2019 is included in Item 8.
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
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes the number of shares remaining for issuance under the Company’s outstanding stock incentive plans as of December 31, 2019.
Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	296,648	$3.02	444,668
Equity compensation plans not approved by security holders	0	0	0
Total	296,648	$3.02	444,668
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

PART IV
ITEM 15.   EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
CONSOLIDATED FINANCIAL STATEMENTS FILED:
The consolidated financial statements listed below are from this 2019 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.
CONSOLIDATED FINANCIAL STATEMENTS:
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
These schedules are not required or are not applicable under SEC accounting regulations and therefore have been omitted.
EXHIBITS:
The exhibits listed below are filed herewith or to other filings.
EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN
3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011.	Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011
3.2	Bylaws, as amended and restated effective October 17, 2019.	Exhibit 3.2 to the Current Report on Form 8-K filed on October 21, 2019
10.1	Employment Agreement, dated April 27, 2015, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2015
10.2	AmeriServ Financial, Inc. 2011 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 21, 2011
10.3	AmeriServ Financial, Inc. Deferred Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2014
10.4	Employment Agreement, dated February 19, 2016, between AmeriServ Financial, Inc. and Michael D. Lynch.	Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2016
21.1	Subsidiaries of the Registrant.	Attached
23.1	Consent of Independent Registered Public Accounting Firm	Attached

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached
101	The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.	Attached

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AmeriServ Financial, Inc.
(Registrant)
By:
/s/ Jeffrey A. Stopko

Jeffrey A. Stopko
President & CEO
Date: March 2, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2020:
/s/ Allan R. Dennison Allan R. Dennison	Chairman Director	/s/ Michael D. Lynch Michael D. Lynch	SVP & CFO
/s/ Jeffrey A. Stopko Jeffrey A. Stopko	President & CEO Director	/s/ Margaret A. O’Malley Margaret A. O’Malley	Director
/s/ J. Michael Adams, Jr. J. Michael Adams, Jr.	Director	/s/ Mark E. Pasquerilla Mark E. Pasquerilla	Director
/s/ Craig G. Ford Craig G. Ford	Director	/s/ Sara A. Sargent Sara A. Sargent	Director
/s/ Kim W. Kunkle Kim W. Kunkle	Director	/s/ Robert L. Wise Robert L. Wise	Director

AMERISERV FINANCIAL, INC.
AMERISERV FINANCIAL BANK OFFICE LOCATIONS
HEADQUARTERS
Main Office Johnstown
216 Franklin Street
Johnstown, PA 15901
1-800-837-BANK (2265)
Carrolltown
101 South Main Street
Carrolltown, PA 15722
Central City
104 Sunshine Avenue
Central City, PA 15926
Derry
112 South Chestnut Street
Derry, PA 15627
East Hills Drive Up
1213 Scalp Avenue
Johnstown, PA 15904
Eighth Ward
1059 Franklin Street
Johnstown, PA 15905
Hagerstown
12806 Shank Farm Way
Hagerstown, MD 21742
Lovell Park
179 Lovell Avenue
Ebensburg, PA 15931
Nanty Glo
1383 Shoemaker Street
Nanty Glo, PA 15943

North Atherton
1857 North Atherton Street
State College, PA 16803
Northern Cambria
4206 Crawford Avenue
Suite 1
Northern Cambria, PA 15714
Pittsburgh
United Steelworkers Building
60 Boulevard of the Allies
Suite 100
Pittsburgh, PA 15222
Seward
6858 Route 711
Suite 1
Seward, PA 15954
Somerset
108 West Main Street
Somerset, PA 15501
University Heights
1404 Eisenhower Boulevard
Johnstown, PA 15904
Westmont
110 Plaza Drive
Johnstown, PA 15905
Windber
1501 Somerset Avenue
Windber, PA 15963
AMERISERV LOAN PRODUCTION LOCATIONS
Altoona
3415 Pleasant Valley Boulevard
Pleasant Valley Shopping Center
Altoona, PA 16602
Wilkins Township
201 Penn Center Boulevard
Suite 200
Pittsburgh, PA 15235

24-hr ATM available at all branches except Pittsburgh where there is no ATM available

SHAREHOLDER INFORMATION
SECURITIES MARKETS
AmeriServ Financial, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of  “ASRV.” The listed market makers for the stock are:
Piper Sandler Companies 1251 Avenue of the Americas 6th Floor New York, NY 10020 Telephone: (800) 635-6860	Keefe Bruyette & Woods, Inc. 787 Seventh Avenue Equitable Bldg — 4th Floor New York, NY 10019 Telephone: (800) 966-1559
Stifel Nicolaus 7111 Fairway Drive, STE 301 Palm Beach Gardens, FL 33418 Telephone: (561) 615-5300	Virtu Financial, Inc. 1 Liberty Plaza New York, NY 10006 Telephone: (888) 931-4357
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

AMERISERV FINANCIAL, INC.
AMERISERV FINANCIAL, INC.
Board of Directors	General Officers
J. Michael Adams, Jr.
Chief Counsel to the Pennsylvania DCED
Allan R. Dennison
Non-Executive Chairman of the Board of all Subsidiaries
Craig G. Ford
Non-Executive Vice Chairman of the Board of all
Subsidiaries
Kim W. Kunkle
President & CEO,
Laurel Holdings, Inc.
Margaret A. O’Malley
Attorney-at-Law
Yost & O’Malley

Mark E. Pasquerilla
President, Pasquerilla Enterprises L.P.
Sara A. Sargent
Owner/President,
The Sargent’s Group
Jeffrey A. Stopko, CPA
President & Chief Executive Officer
AmeriServ Financial, Inc. & AmeriServ
Financial Bank
Robert L. Wise
Retired President,
Pennsylvania Electric Company, GPU
Genco, Inc. & GPU International, Inc. &
GPU Energy, Inc.

Jeffrey A. Stopko, CPA
President & Chief Executive Officer
Frank E. Adams
Senior Vice President & Chief Loan
Review Officer
Susan Tomera Angeletti
Senior Vice President, Director — Corporate Marketing & Alternative Delivery
Michael D. Lynch
Senior Vice President, Chief Financial Officer, Chief Investment Officer & Chief Risk Officer
James P. Ziance
Senior Vice President & Chief Internal Auditor
Laura L. Fiore
Vice President, Deputy Auditor
Anthony M. Gojmerac
Vice President, Purchasing & Facilities Officer
Wendy M. Gressick
Vice President, Deputy Loan Review Officer
Tammie L. Slavick
Vice President, Financial & Profitability Analysis
Sharon M. Callihan
Corporate Secretary

AMERISERV FINANCIAL, INC.
AMERISERV FINANCIAL BANK
Board of Directors	General Officers
J. Michael Adams, Jr.
Chief Counsel to the Pennsylvania DCED
Allan R. Dennison
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
Owner/President,
The Sargent’s Group
Jeffrey A. Stopko, CPA
President & Chief Executive Officer AmeriServ Financial, Inc. & AmeriServ Financial Bank
Robert L. Wise
Retired President,
Pennsylvania Electric Company, GPU Genco, Inc. & GPU International, Inc. & GPU Energy, Inc.

Jeffrey A. Stopko, CPA
President & Chief Executive Officer
Michael R. Baylor
Executive Vice President & Chief Commercial Banking Officer
Jack W. Babich
Senior Vice President, Chief Human Resources Officer & Corporate Services Officer
Russell B. Flynn
Senior Vice President, Retail Lending
Bettina D. Fochler
Senior Vice President, Chief Credit Officer
Wayne A. Kessler
Senior Vice President, Area Executive, Johnstown
Michael D. Lynch
Senior Vice President, Chief Financial Officer, Chief Investment Officer & Chief Risk Officer
Kerri L. Mueller
Senior Vice President, Retail Banking
Matthew C. Rigo
Senior Vice President, Area Executive, Wilkins Township
Robert E. Werner, III
Senior Vice President & Chief Information Officer
Todd C. Allison
Vice President & Director of Information Technology
Michael S. Andrascik
Vice President, Bank Security Officer
Thomas R. Boyd, Jr.
Vice President, Commercial Relationship Manager
Carie L. Braniff
Vice President, Corporate Security Officer
Robert J. Cabala
Vice President, Commercial Relationship Manager
George T. Chaney II
Vice President, Portfolio Manager
Jennifer L. Devan
Vice President, Chief Compliance Officer
Bernard A. Eckenrode
Vice President, Commercial Relationship Manager

Mitchell D. Edwards
Vice President, Commercial Relationship Manager
Jason D. Eminhizer
Vice President, Commercial Relationship Manager
Christine E. Fisher
Vice President, Business Services
Anthony M. Gojmerac
Vice President, Purchasing & Facilities Officer
Chelsea M. Hartnett
Vice President, Manager Credit Analysis
Daniel L. Herr
Vice President, Portfolio Manager
Kevin H. Justice
Vice President, Commercial Relationship Manager, Hagerstown
Bruce A. Mabon
Vice President, Collections & Assigned Risk Manager
Patrick R. Miles
Vice President, Commercial Relationship Manager, Altoona
Elizabeth R. Shank
Vice President, Deposit Operations Manager
Cynthia L. Stewart
Vice President, Manager Loan Administration
Shana Stiles
Vice President, BSA & Assistant Corporate Services Manager
Charlene J. Tessari
Vice President, Application & IT Risk Management
Catherine M. Torok
Vice President, Chief Information Security Officer
Michelle D. Wyandt
Vice President, Supervisor Credit Analysis

AMERISERV FINANCIAL, INC.
AMERISERV TRUST & FINANCIAL SERVICES COMPANY	WEST CHESTER CAPITAL ADVISORS
Board of Directors	Board of Directors
J. Michael Adams, Jr.
Chief Counsel to the Pennsylvania DCED
Richard W. Bloomingdale
President, PA AFL-CIO
Allan R. Dennison
Non-Executive Chairman of the Board of all Subsidiaries
Craig G. Ford
Non-Executive Vice Chairman of the Board of all Subsidiaries
James T. Huerth
President & Chief Executive Officer, AmeriServ Trust & Financial Services Company
George B. Kaufman
Attorney-at-Law
Kim W. Kunkle
President & CEO,
Laurel Holdings, Inc.
Mark E. Miller
Director of Support Services, Somerset
Hospital & President, Pine Grill, Inc.
Margaret A. O’Malley
Attorney-at-Law
Yost & O’Malley
Sara A. Sargent
Owner/President
The Sargent’s Group
Jeffrey A. Stopko, CPA
President & Chief Executive Officer, AmeriServ Financial, Inc. & AmeriServ Financial Bank
Robert L. Wise
Retired President,
Pennsylvania Electric Company, GPU
Genco, Inc. & GPU International, Inc. &
GPU Energy, Inc.
General Officers
James T. Huerth
President & Chief Executive Officer
David A. Finui
Executive Vice President, Director —
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
Timothy E. Walters
Senior Vice President, Diversified Services — Wealth Advisor
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

J. Michael Adams, Jr.
Chief Counsel to the Pennsylvania DCED
Allan R. Dennison
Non-Executive Chairman of the Board of all Subsidiaries
Craig G. Ford
Non-Executive Vice Chairman of the Board of all Subsidiaries
James T. Huerth
President & Chief Executive Officer,
AmeriServ Trust & Financial Services Company
Steven M. Krawick, AAMS, CMFC
President & Chief Executive Officer,
West Chester Capital Advisors
Jeffrey A. Stopko, CPA
President & Chief Executive Officer,
AmeriServ Financial, Inc. & AmeriServ Financial Bank
Robert L. Wise
Retired President,
Pennsylvania Electric Company, GPU
Genco, Inc. & GPU International, Inc. &
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