Form 10-Q
period 2020-03-31
AMERISERV FINANCIAL INC /PA/
filed 2020-05-08
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 1, 2020
Common Stock, par value $0.01	17,043,644

AmeriServ Financial, Inc.
INDEX
i

Item 1.   Financial Statements
AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Cash and due from depository institutions	$17,675	$15,642
Interest bearing deposits	2,890	2,755
Short-term investments in money market funds	3,541	3,771
Total cash and cash equivalents	24,106	22,168
Investment securities:
Available for sale, at fair value	142,716	141,749
Held to maturity (fair value $44,236 on March 31, 2020 and $41,082 on December 31, 2019)	42,068	39,936
Loans held for sale	4,750	4,868
Loans	873,055	883,090
Less: Unearned income	406	384
Allowance for loan losses	9,334	9,279
Net loans	863,315	873,427
Premises and equipment:
Operating lease right-of-use asset	825	846
Financing lease right-of-use asset	3,074	3,078
Other premises and equipment, net	14,660	14,643
Accrued interest income receivable	3,759	3,449
Goodwill	11,944	11,944
Bank owned life insurance	39,041	38,916
Net deferred tax asset	3,705	3,976
Federal Home Loan Bank stock	3,988	3,985
Federal Reserve Bank stock	2,125	2,125
Other assets	8,279	6,074
TOTAL ASSETS	$1,168,355	$1,171,184
LIABILITIES
Non-interest bearing deposits	$145,630	$136,462
Interest bearing deposits	811,963	824,051
Total deposits	957,593	960,513
Short-term borrowings	16,354	22,412
Advances from Federal Home Loan Bank	58,218	53,668
Operating lease liabilities	842	865
Financing lease liabilities	3,177	3,163
Guaranteed junior subordinated deferrable interest debentures, net	12,959	12,955
Subordinated debt, net	7,517	7,511
Total borrowed funds	99,067	100,574
Other liabilities	10,855	11,483
TOTAL LIABILITIES	1,067,515	1,072,570
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,672,463 shares issued and 17,043,644 shares outstanding on March 31, 2020; 26,650,728 shares issued and 17,057,871 shares outstanding on December 31, 2019	267	267
Treasury stock at cost, 9,628,819 shares on March 31, 2020 and 9,592,857 shares on December 31, 2019	(83,280)	(83,129)
Capital surplus	145,938	145,888
Retained earnings	52,745	51,759
Accumulated other comprehensive loss, net	(14,830)	(16,171)
TOTAL SHAREHOLDERS’ EQUITY	100,840	98,614
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,168,355	$1,171,184
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three months ended March 31,
	2020	2019
INTEREST INCOME
Interest and fees on loans	$10,332	$10,418
Interest bearing deposits	4	6
Short-term investments in money market funds	72	69
Investment securities:
Available for sale	1,183	1,319
Held to maturity	353	352
Total Interest Income	11,944	12,164
INTEREST EXPENSE
Deposits	2,458	2,730
Short-term borrowings	12	102
Advances from Federal Home Loan Bank	284	235
Financing lease liabilities	29	30
Guaranteed junior subordinated deferrable interest debentures	280	280
Subordinated debt	130	130
Total Interest Expense	3,193	3,507
NET INTEREST INCOME	8,751	8,657
Provision (credit) for loan losses	175	(400)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	8,576	9,057
NON-INTEREST INCOME
Wealth management fees	2,554	2,396
Service charges on deposit accounts	286	310
Net gains on sale of loans	237	62
Mortgage related fees	126	44
Bank owned life insurance	125	128
Other income	504	665
Total Non-Interest Income	3,832	3,605
NON-INTEREST EXPENSE
Salaries and employee benefits	6,704	6,301
Net occupancy expense	671	658
Equipment expense	395	361
Professional fees	1,154	1,120
Supplies, postage and freight	179	173
Miscellaneous taxes and insurance	275	277
Federal deposit insurance expense	26	80
Other expense	1,229	1,323
Total Non-Interest Expense	10,633	10,293
PRETAX INCOME	1,775	2,369
Provision for income tax expense	366	491
NET INCOME	1,409	1,878
PER COMMON SHARE DATA:
Basic:
Net income	$0.08	$0.11
Average number of shares outstanding	17,043	17,578
Diluted:
Net income	$0.08	$0.11
Average number of shares outstanding	17,099	17,664
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2020	2019
COMPREHENSIVE INCOME
Net income	$1,409	$1,878
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	528	(1,835)
Income tax effect	(111)	385
Unrealized holding gains on available for sale securities arising during period	1,170	1,763
Income tax effect	(246)	(370)
Other comprehensive income (loss)	1,341	(57)
Comprehensive income	$2,750	$1,821
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
	Three months ended March 31,
	2020	2019
COMMON STOCK
Balance at beginning of period	267	266
New common shares issued for exercise of stock options (21,735 and 33,684 shares for the three months ended March 31, 2020 and 2019, respectively)	—	—
Balance at end of period	267	266
TREASURY STOCK
Balance at beginning of period	(83,129)	(80,579)
Treasury stock, purchased at cost (35,962 and 112,311 shares for the three months ended March 31, 2020 and 2019, respectively)	(151)	(476)
Balance at end of period	(83,280)	(81,055)
CAPITAL SURPLUS
Balance at beginning of period	145,888	145,782
New common shares issued for exercise of stock options (21,735 and 33,684 shares for the three months ended March 31, 2020 and 2019, respectively)	49	85
Stock option expense	1	3
Balance at end of period	145,938	145,870
RETAINED EARNINGS
Balance at beginning of period	51,759	46,733
Net income	1,409	1,878
Cash dividend declared on common stock ($0.025 and $0.020 per share for the three months ended March 31, 2020 and 2019, respectively)	(423)	(349)
Balance at end of period	52,745	48,262
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(16,171)	(14,225)
Other comprehensive income (loss)	1,341	(57)
Balance at end of period	(14,830)	(14,282)
TOTAL STOCKHOLDERS’ EQUITY	$100,840	$99,061
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three months ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$1,409	$1,878
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	175	(400)
Depreciation and amortization expense	492	450
Net amortization of investment securities	65	66
Net gains on loans held for sale	(237)	(62)
Amortization of deferred loan fees	(26)	(30)
Origination of mortgage loans held for sale	(15,264)	(3,866)
Sales of mortgage loans held for sale	15,619	4,156
Increase in accrued interest receivable	(310)	(443)
Decrease in accrued interest payable	(150)	(17)
Earnings on bank owned life insurance	(125)	(128)
Deferred income taxes	351	532
Stock compensation expense	1	3
Net change in operating leases	(23)	(4)
Other, net	(2,603)	(434)
Net cash provided by (used in) operating activities	(626)	1,701
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(6,223)	(9,063)
Purchase of investment securities – held to maturity	(2,618)	—
Proceeds from maturities of investment securities – available for sale	6,380	3,484
Proceeds from maturities of investment securities – held to maturity	467	214
Purchase of regulatory stock	(2,010)	(4,104)
Proceeds from redemption of regulatory stock	2,007	4,589
Long-term loans originated	(42,615)	(49,039)
Principal collected on long-term loans	52,578	48,654
Proceeds from sale of other real estate owned	21	176
Purchase of premises and equipment	(421)	(1,395)
Net cash provided by (used in) investing activities	7,566	(6,484)
FINANCING ACTIVITIES
Net increase (decrease) in deposit balances	(2,920)	8,608
Net decrease in other short-term borrowings	(6,058)	(10,117)
Principal borrowings on advances from Federal Home Loan Bank	11,050	2,850
Principal repayments on advances from Federal Home Loan Bank	(6,500)	(1,000)
Principal payments on financing lease liabilities	(49)	(41)
Stock options exercised	49	85
Purchase of treasury stock	(151)	(476)
Common stock dividends	(423)	(349)
Net cash used in financing activities	(5,002)	(440)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,938	(5,223)
CASH AND CASH EQUIVALENTS AT JANUARY 1	22,168	34,894
CASH AND CASH EQUIVALENTS AT MARCH 31	$24,106	$29,671

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 15 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.0 billion that are not reported on the Company’s Consolidated Balance Sheets at March 31, 2020. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.
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
For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
3.
Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.
Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers — Topic 606, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain noninterest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 79.5% of the total revenue of the Company.
Non-interest income within the scope of Topic 606 are as follows:
•
Wealth management fees — Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $825,000 has been established as of March 31, 2020 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.

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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three month periods ending March 31, 2020 and 2019 (in thousands).
	Three months ended March 31,
	2020	2019
Non-interest income:
In-scope of Topic 606
Wealth management fees	$2,554	$2,396
Service charges on deposit accounts	286	310
Other	390	420
Non-interest income (in-scope of Topic 606)	3,230	3,126
Non-interest income (out-of-scope of Topic 606)	602	479
Total non-interest income	$3,832	$3,605

5.
Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three month periods ending March 31, 2020 and 2019, options to purchase 29,500 common shares, with an exercise price of $3.90 to $4.22, and options to purchase 12,000 common shares, with an exercise price of $4.19 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.
	Three months ended March 31,
	2020	2019
	(In thousands, except per share data)
Numerator:
Net income	$1,409	$1,878
Denominator:
Weighted average common shares outstanding (basic)	17,043	17,578
Effect of stock options	56	86
Weighted average common shares outstanding (diluted)	17,099	17,664
Earnings per common share:
Basic	$0.08	$0.11
Diluted	0.08	0.11

6.
Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in money market funds. The Company made no income tax payments in the first three months of 2020 and 2019. The Company made total interest payments of $3,343,000 in the first three months of 2020 compared to $3,524,000 in the same 2019 period. The Company had no non-cash transfers to other real estate owned (OREO) in the first three months of 2020 compared to $18,000 non-cash transfers in the same 2019 period. During the first three months of 2020, the Company entered into a new financing lease related to office equipment and recorded a

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

right-of-use asset and lease liability of $63,000. As a result of the adoption of ASU 2016-02, Leases (Topic 842) as of January 1, 2019, the Company had non-cash transactions associated with the recognition of the right-of-use assets and lease liabilities. Specifically, the Company recognized a right-of-use asset and lease liability of $932,000 related to operating leases and a right-of-use asset and lease liability of $3.3 million related to financing leases during the first three months of 2019.
7.
Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):
Investment securities available for sale (AFS):
	March 31, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$3,895	$72	$—	$3,967
US Agency mortgage-backed securities	78,862	3,278	(56)	82,084
Municipal	14,925	899	—	15,824
Corporate bonds	41,693	470	(1,322)	40,841
Total	$139,375	$4,719	$(1,378)	$142,716
Investment securities held to maturity (HTM):
	March 31, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$10,510	$508	$—	$11,018
Municipal	25,527	1,674	(50)	27,151
Corporate bonds and other securities	6,031	42	(6)	6,067
Total	$42,068	$2,224	$(56)	$44,236
Investment securities available for sale (AFS):
	December 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$5,084	$32	$—	$5,116
US Agency mortgage-backed securities	80,046	1,681	(94)	81,633
Municipal	14,678	509	(17)	15,170
Corporate bonds	39,769	342	(281)	39,830
Total	$139,577	$2,564	$(392)	$141,749

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment securities held to maturity (HTM):
	December 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$9,466	$251	$(4)	$9,713
Municipal	24,438	941	(53)	25,326
Corporate bonds and other securities	6,032	58	(47)	6,043
Total	$39,936	$1,250	$(104)	$41,082
Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At March 31, 2020, 52.1% of the portfolio was rated “AAA” as compared to 53.4% at December 31, 2019. Approximately 9.8% of the portfolio was either rated below “A” or unrated at March 31, 2020 as compared to 9.1% at December 31, 2019.
The Company sold no AFS securities during the first quarter of 2020 and 2019.
The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $117,364,000 at March 31, 2020 and $117,076,000 at December 31, 2019.
The following tables present information concerning investments with unrealized losses as of March 31, 2020 and December 31, 2019 (in thousands):
Total investment securities:
	March 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$—	$—	$—	$—	$—	$—
US Agency mortgage-backed securities	2,363	(19)	1,885	(37)	4,248	(56)
Municipal	144	(1)	757	(49)	901	(50)
Corporate bonds and other securities	12,784	(786)	6,958	(542)	19,742	(1,328)
Total	$15,291	$(806)	$9,600	$(628)	$24,891	$(1,434
Total investment securities:
	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$—	$—	$—	$—	$—	$—
US Agency mortgage-backed securities	7,084	(23)	8,562	(75)	15,646	(98)
Municipal	2,269	(18)	1,123	(52)	3,392	(70)
Corporate bonds and other securities	7,797	(85)	11,783	(243)	19,580	(328)
Total	$17,150	$(126)	$21,468	$(370)	$38,618	$(496)

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 34 positions that are considered temporarily impaired at March 31, 2020. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.
Contractual maturities of securities at March 31, 2020 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at March 31, 2020 is 24.7 months and is lower than the duration at December 31, 2019 which was 36.9 months. The duration remains within our internal established guideline range of 24 to 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.
Total investment securities:
	March 31, 2020
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$3,491	$3,486	$—	$—
After 1 year but within 5 years	23,276	23,068	7,530	7,732
After 5 years but within 10 years	39,693	40,334	20,094	21,386
After 10 years but within 15 years	21,766	22,749	7,707	8,116
Over 15 years	51,149	53,079	6,737	7,002
Total	$139,375	$142,716	$42,068	$44,236
As of March 31, 2020 and December 31, 2019, the Company reported $386,000 and $366,000, respectively, of equity securities within other assets on the Consolidated Balance Sheets. These equity securities are held within a nonqualified deferred compensation plan in which a select group of executives of the Company can participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan and held within a rabbi trust. The assets of the rabbi trust are invested in various publicly listed mutual funds. The gain or loss on the equity securities (both realized and unrealized) is reported within other income on the Consolidated Statements of Operations. For the first quarter of 2020, the Company recorded a realized gain of $6,000 and an unrealized loss of $6,000 was recognized in income on these equity securities. No gain or loss on equity securities (both realized and unrealized) was recognized during the first quarter of 2019. Additionally, the Company has recognized a deferred compensation liability, which is equal to the balance of the equity securities and is reported within other liabilities on the Consolidated Balance Sheets.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.
Loans

The loan portfolio of the Company consists of the following (in thousands):
	March 31, 2020	December 31, 2019
Commercial:
Commercial and industrial	$166,911	$173,922
Commercial loans secured by owner occupied real estate	87,310	91,655
Commercial loans secured by non-owner occupied real estate	370,266	363,635
Real estate – residential mortgage	230,207	235,239
Consumer	17,955	18,255
Loans, net of unearned income	$872,649	$882,706
Loan balances at March 31, 2020 and December 31, 2019 are net of unearned income of $406,000 and $384,000, respectively. Real estate construction loans comprised 5.4% and 4.9% of total loans, net of unearned income at March 31, 2020 and December 31, 2019, respectively.
The effects of the COVID-19 pandemic are not fully reflected in the Company’s first quarter operating results. Certain loans within our commercial and commercial real estate portfolios are expected to be disproportionately adversely affected by the pandemic. Due to mandatory lockdowns and travel restrictions, certain industries, such as hospitality, travel, food service and restaurants and bars, may suffer greater losses as a result of COVID-19. The following table provides information regarding our potential COVID-19 risk concentrations for commercial and commercial real estate loans by industry type at March 31, 2020 (in thousands).
	Commercial and industrial	Commercial loans secured by owner occupied real estate	Commercial loans secured by non-owner occupied real estate	Total
1 – 4 unit residential	$1,603	$133	$3,439	$5,175
Multifamily/apartments/student housing	—	359	53,065	53,424
Office	37,929	10,280	38,218	86,427
Retail	4,129	21,333	108,763	134,225
Industrial/manufacturing/warehouse	101,464	17,698	40,115	159,277
Hotels	419	—	45,764	46,183
Eating and drinking places	887	4,434	597	5,918
Amusement and recreation	210	3,384	57	3,651
Mixed use	—	1,574	65,631	67,205
Other	20,270	28,115	14,617	63,002
Total	$166,911	$87,310	$370,266	$624,487

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.
Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three month periods ending March 31, 2020 and 2019 (in thousands).
	Three months ended March 31, 2020
	Balance at December 31, 2019	Charge- Offs	Recoveries	Provision (Credit)	Balance at March 31, 2020
Commercial	$3,951	$—	$—	$(91)	$3,860
Commercial loans secured by non-owner occupied real estate	3,119	—	14	155	3,288
Real estate-residential mortgage	1,159	(92)	6	68	1,141
Consumer	126	(62)	14	42	120
Allocation for general risk	924	—	—	1	925
Total	$9,279	$(154)	$34	$175	$9,334

	Three months ended March 31, 2019
	Balance at December 31, 2018	Charge- Offs	Recoveries	Provision (Credit)	Balance at March 31, 2019
Commercial	$3,057	$—	$5	$(448)	$2,614
Commercial loans secured by non-owner occupied real estate	3,389	(63)	11	36	3,373
Real estate-residential mortgage	1,235	(61)	8	31	1,213
Consumer	127	(82)	18	62	125
Allocation for general risk	863	—	—	(81)	782
Total	$8,671	$(206)	$42	$(400)	$8,107
The Company recorded a $175,000 provision expense for loan losses in the first quarter of 2020 compared to a $400,000 provision recovery in the first quarter of 2019. The 2020 provision reflects the loan growth experienced since last year along with our decision to strengthen certain qualitative factors within our allowance for loan losses calculation due to the economic uncertainty caused by the COVID-19 pandemic. While future losses are possible due to the COVID-19 pandemic, losses were not incurred as of March 31, 2020 which is why the provision for the period isn’t higher. For the first three months of 2020, the Company experienced net loan charge-offs of $120,000, or 0.06% of total loans, compared to net loan charge-offs of $164,000, or 0.08% of total loans, in the first three months of 2019. Overall, the Company’s asset quality remains strong as its non-performing assets totaled $2.2 million, or only 0.26% of total loans, at March 31, 2020. The allowance for loan losses provided 416% coverage of non-performing assets, and 1.06% of total loans, at March 31, 2020, compared to 397% coverage of non-performing assets, and 1.05% of total loans, at December 31, 2019.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).
	At March 31, 2020
	Commercial	Commercial Loans Secured by Non-Owner Occupied Real Estate	Real Estate- Residential Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$833	$8	$—	$—		$841
Collectively evaluated for impairment	253,388	370,258	230,207	17,955		871,808
Total loans	$254,221	$370,266	$230,207	$17,955		$872,649
Allowance for loan losses:
Specific reserve allocation	$79	$8	$—	$—	$—	$87
General reserve allocation	3,781	3,280	1,141	120	925	9,247
Total allowance for loan losses	$3,860	$3,288	$1,141	$120	$925	$9,334

	At December 31, 2019
	Commercial	Commercial Loans Secured by Non-Owner Occupied Real Estate	Real Estate- Residential Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$816	$8	$—	$—		$824
Collectively evaluated for impairment	264,761	363,627	235,239	18,255		881,882
Total loans	$265,577	$363,635	$235,239	$18,255		$882,706
Allowance for loan losses:
Specific reserve allocation	$84	$8	$—	$—	$—	$92
General reserve allocation	3,867	3,111	1,159	126	924	9,187
Total allowance for loan losses	$3,951	$3,119	$1,159	$126	$924	$9,279
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The value of the property is adjusted to appropriately reflect the above listed factors and the value is discounted to reflect the value impact of a forced or distressed sale, any outstanding senior liens, any outstanding unpaid real estate taxes, transfer taxes and closing costs that would occur with sale of the real estate. If the Assigned Risk Department personnel determine that a reasonable value cannot be derived based on available information, a new appraisal is ordered. The determination of the need for a new appraisal, versus completion of a property valuation by the Bank’s Assigned Risk Department personnel, rests with the Assigned Risk Department and not the originating account officer.
The following tables present impaired loans by portfolio segment, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands).
	March 31, 2020
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$833	$79	$—	$833	$833
Commercial loans secured by non-owner occupied real estate	8	8	—	8	30
Total impaired loans	$841	$87	$—	$841	$863

	December 31, 2019
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$816	$84	$—	$816	$816
Commercial loans secured by non-owner occupied real estate	8	8	—	8	30
Total impaired loans	$824	$92	$—	$824	$846
The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).
	Three months ended March 31,
	2020	2019
Average loan balance:
Commercial	$825	$—
Commercial loans secured by non-owner occupied real estate	8	11
Average investment in impaired loans	$833	$11
Interest income recognized:
Commercial	$12	$—
Commercial loans secured by non-owner occupied real estate	—	—
Interest income recognized on a cash basis on impaired loans	$12	$—
Management uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized. The first five “Pass” categories are aggregated, while the Pass-6, Special Mention, Substandard and Doubtful categories are disaggregated to

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2020 requires review of a minimum of 40% of the commercial loan portfolio.
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
	March 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$154,456	$790	$11,665	$—	$166,911
Commercial loans secured by owner occupied real estate	84,661	1,345	1,304	—	87,310
Commercial loans secured by non-owner occupied real estate	368,681	—	1,577	8	370,266
Total	$607,798	$2,135	$14,546	$8	$624,487

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$161,147	$853	$11,922	$—	$173,922
Commercial loans secured by owner occupied real estate	88,942	1,384	1,329	—	91,655
Commercial loans secured by non-owner occupied real estate	362,027	—	1,600	8	363,635
Total	$612,116	$2,237	$14,851	$8	$629,212

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
	March 31, 2020
	Performing	Non-Performing	Total
Real estate – residential mortgage	$228,803	$1,404	$230,207
Consumer	17,955	—	17,955
Total	$246,758	$1,404	$248,162

	December 31, 2019
	Performing	Non-Performing	Total
Real estate – residential mortgage	$233,760	$1,479	$235,239
Consumer	18,255	—	18,255
Total	$252,015	$1,479	$253,494
Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans (in thousands).
	March 31, 2020
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial	$160,550	$6,361	$—	$—	$6,361	$166,911	$—
Commercial loans secured by owner occupied real estate	87,197	113	—	—	113	87,310	—
Commercial loans secured by non-owner occupied real estate	370,266	—	—	—	—	370,266	—
Real estate – residential mortgage	226,532	1,445	1,259	971	3,675	230,207	—
Consumer	17,901	42	12	—	54	17,955	—
Total	$862,446	$7,961	$1,271	$971	$10,203	$872,649	$—

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial	$173,922	$—	$—	$—	$—	$173,922	$—
Commercial loans secured by owner occupied real estate	91,538	117	—	—	117	91,655	—
Commercial loans secured by non-owner occupied real estate	363,635	—	—	—	—	363,635	—
Real estate – residential mortgage	231,022	2,331	864	1,022	4,217	235,239	—
Consumer	18,190	42	23	—	65	18,255	—
Total	$878,307	$2,490	$887	$1,022	$4,399	$882,706	$—
The Company experienced an increase in loan delinquency during the first quarter of 2020. The increase was primarily due to the unexpected death of a borrower late in 2019, which was previously reported in our Form 10-K dated December 31, 2019. The estate, which is made up of significant real estate holdings and other unique assets, is currently in the process of liquidation. Therefore, this $6.3 million commercial and industrial loan exhibited delinquency during the quarter.
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.
10.
Non-Performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):
	March 31, 2020	December 31, 2019
Non-accrual loans
Commercial and industrial	$25	$—
Commercial loans secured by non-owner occupied real estate	8	8
Real estate – residential mortgage	1,404	1,479
Total	1,437	1,487
Other real estate owned
Real estate-residential mortgage	—	37
Total	—	37
TDR’s not in non-accrual
Commercial and industrial	807	815
Total	807	815
Total non-performing assets including TDR	$2,244	$2,339
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.26%	0.26%
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
	Three months ended March 31,
	2020	2019
Interest income due in accordance with original terms	$17	$15
Interest income recorded	—	—
Net reduction in interest income	$17	$15
Consistent with accounting and regulatory guidance, the Bank recognizes a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Bank’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan.
The Company had no loans modified as TDRs during the three month periods ending March 31, 2020 and 2019.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed. The specific ALL reserve for loans modified as TDRs was $85,000 and $92,000 as of March 31, 2020 and December 31, 2019, respectively.
The Company had no loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2019 and 2018, respectively, and that subsequently defaulted during these reporting periods.
The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.
11.
Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):
	At March 31, 2020
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$16,354	0.36%
Advances	2020	12,229	1.74
	2021	9,496	2.28
	2022	20,888	2.03
	2023	13,568	1.76
	2024	2,037	1.86
Total advances		58,218	1.94
Total FHLB borrowings		$74,572	1.59%

	At December 31, 2019
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$22,412	1.81%
Advances	2020	18,729	1.75
	2021	9,496	2.28
	2022	17,838	2.21
	2023	5,568	2.48
	2024	2,037	1.86
Total advances		53,668	2.08
Total FHLB borrowings		$76,080	2.00%
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
12.
Lease Commitments

The Company has operating and financing leases for several office locations and equipment. Several assumptions and judgments were made when applying the requirements of ASU 2016-02, Leases (Topic 842) to the Company’s lease commitments, including the allocation of consideration in the contracts between lease and non-lease components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Many of our leases include both lease (e.g., minimum rent payments) and non-lease components, such as common area maintenance charges, utilities, real estate taxes, and insurance. The Company has elected to account for the variable non-lease components separately from the lease component. Such variable non-lease components are reported in net occupancy expense on the Consolidated Statements of Operations when incurred. These variable non-lease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets. The following table presents the lease cost associated with both operating and financing leases for the three month periods ending March 31, 2020 and 2019 (in thousands).
	Three months ended March 31, 2020	Three months ended March 31, 2019
Lease cost
Financing lease cost:
Amortization of right-of-use asset	$67	$64
Interest expense	29	30
Operating lease cost	29	29
Total lease cost	$125	$123
Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at March 31, 2020 and December 31, 2019.
	March 31, 2020		December 31, 2019
	Operating	Financing	Operating	Financing
Weighted-average remaining term (years)	11.7	16.7	11.9	17.1
Weighted-average discount rate	3.46%	3.57%	3.46%	3.60%
The following table presents the undiscounted cash flows due related to operating and financing leases, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets (in thousands).
	March 31, 2020
	Operating	Financing
Undiscounted cash flows due:
Within 1 year	$118	$302
After 1 year but within 2 years	120	289
After 2 years but within 3 years	85	291
After 3 years but within 4 years	69	276
After 4 years but within 5 years	69	251
After 5 years	573	2,943
Total undiscounted cash flows	1,034	4,352
Discount on cash flows	(192)	(1,175)
Total lease liabilities	$842	$3,177

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Operating	Financing
Undiscounted cash flows due:
Within 1 year	$118	$296
After 1 year but within 2 years	120	275
After 2 years but within 3 years	98	277
After 3 years but within 4 years	69	274
After 4 years but within 5 years	69	236
After 5 years	589	3,007
Total undiscounted cash flows	1,063	4,365
Discount on cash flows	(198)	(1,202)
Total lease liabilities	$865	$3,163
Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of March 31, 2020 and December 31, 2019, the Company had one short-term equipment lease which it has elected to not record on the Consolidated Balance Sheets.
13.
Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2020 and 2019 (in thousands):
	Three months ended March 31, 2020			Three months ended March 31, 2019
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$1,715	$(17,886)	$(16,171)	$(1,409)	$(12,816)	$(14,225)
Other comprehensive income (loss) before reclassifications	924	(95)	829	1,393	(1,739)	(346)
Amounts reclassified from accumulated other comprehensive loss	—	512	512	—	289	289
Net current period other comprehensive income (loss)	924	417	1,341	1,393	(1,450)	(57)
Ending balance	$2,639	$(17,469)	$(14,830)	$(16)	$(14,266)	$(14,282)

(1)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 (in thousands):
	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended March 31, 2020	For the three months ended March 31, 2019	Affected line item in the consolidated statement of operations
Realized gains on sale of securities	$—	$—	Net realized (gains) losses on investment securities
	—	—	Provision for income tax expense
	$—	$—	Net of tax
Amortization of estimated defined benefit pension plan loss(2)	$648	$366	Other expense
	(136)	(77)	Provision for income tax expense
	$512	$289	Net of tax
Total reclassifications for the period	$512	$289	Net income

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2020, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table (in thousands, except ratios).

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At March 31, 2020
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$133,286	13.41%	$120,917	12.23%	8.00%	10.00%
Common Equity Tier 1 (To Risk Weighted Assets)	103,726	10.44	110,766	11.20	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	115,618	11.64	110,766	11.20	6.00	8.00
Tier 1 Capital (To Average Assets)	115,618	9.94	110,766	9.64	4.00	5.00
	At December 31, 2019
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$132,544	13.49%	$119,477	12.23%	8.00%	10.00%
Common Equity Tier 1 (To Risk Weighted Assets)	102,841	10.47	109,173	11.17	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,729	11.68	109,173	11.17	6.00	8.00
Tier 1 Capital (To Average Assets)	114,729	9.87	109,173	9.50	4.00	5.00

*
Applies to the Bank only.

Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.69% (non-GAAP) at March 31, 2020. See the discussion of the tangible common equity ratio under the Balance Sheet section of the MD&A.
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
These swaps are considered free-standing derivatives and are reported at fair value within other assets and other liabilities on the Consolidated Balance Sheets. Disclosures related to the fair value of the swap transactions can be found in Note 19.
The following table summarizes the interest rate swap transactions that impacted the Company’s first three months of 2020 and 2019 performance (in thousands, except percentages).
	At March 31, 2020
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$33,037	3.93%	MONTHLY	$(45)
SWAP LIABILITIES	FAIR VALUE	(33,037)	(3.93)	MONTHLY	45
NET EXPOSURE		—	—		—
	At March 31, 2019
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$21,745	4.79%	MONTHLY	$9
SWAP LIABILITIES	FAIR VALUE	(21,745)	(4.79)	MONTHLY	(9)
NET EXPOSURE		—	—		—
The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at March 31, 2020 and 2019. None of the Company’s derivatives are designated as hedging instruments.
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The contribution of the major business segments to the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 were as follows (in thousands):
	Three months ended March 31, 2020
	Total revenue	Net income (loss)
Community banking	$11,448	$2,524
Wealth management	2,568	487
Investment/Parent	(1,433)	(1,602)
Total	$12,583	$1,409

	Three months ended March 31, 2019
	Total revenue	Net income (loss)
Community banking	$11,093	$2,948
Wealth management	2,417	444
Investment/Parent	(1,248)	(1,514)
Total	$12,262	$1,878

17.
Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $217.5 million and $195.5 million along with standby letters of credit of $14.1 million and $14.7 million as of March 31, 2020 and December 31, 2019, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.
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

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.
Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three months ended March 31, 2020 and 2019 were as follows (in thousands):
	Three months ended March 31,
	2020	2019
Components of net periodic benefit cost
Service cost	$441	$374
Interest cost	319	402
Expected return on plan assets	(817)	(762)
Recognized net actuarial loss	648	366
Net periodic pension cost	$591	$380
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
The following table presents the assets and liability measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy (in thousands).
	Fair Value Measurements at March 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities	$386	$386	$—	$—
Available for sale securities:
US Agency	3,967	—	3,967	—
US Agency mortgage-backed securities	82,084	—	82,084	—
Municipal	15,824	—	15,824	—
Corporate bonds	40,841	—	40,841	—
Fair value swap asset	3,520	—	3,520	—
Fair value swap liability	(3,520)	—	(3,520)	—
	Fair Value Measurements at December 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities	$366	$366	$—	$—
Available for sale securities:
US Agency	5,116	—	5,116	—
US Agency mortgage-backed securities	81,633	—	81,633	—
Municipal	15,170	—	15,170	—
Corporate bonds	39,830	—	39,830	—
Fair value swap asset	959	—	959	—
Fair value swap liability	(959)	—	(959)	—
Assets Measured and Recorded on a Non-Recurring Basis
Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At March 31, 2020, impaired loans

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

with a carrying value of $266,000 were reduced by a specific valuation allowance totaling $8,000 resulting in a net fair value of $258,000. At December 31, 2019, impaired loans with a carrying value of $263,000 were reduced by a specific valuation allowance totaling $8,000 resulting in a net fair value of $255,000.
Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.
Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):
	Fair Value Measurements at March 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$258	$—	$—	$258
	Fair Value Measurements at December 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$255	$—	$—	$255
Other real estate owned	37	—	—	37
	Quantitative Information About Level 3 Fair Value Measurements
March 31, 2020	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range(Wgtd Avg)
Impaired loans	$258	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 100% (3)%
	Quantitative Information About Level 3 Fair Value Measurements
December 31, 2019	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range(Wgtd Avg)
Impaired loans	$255	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 100% (3%)
Other real estate owned	37	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses	0% to 57% (38%) 21% to 134% (30%)

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
Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash and cash equivalents, bank owned life insurance, regulatory stock, accrued interest receivable and payable, and short-term borrowings have fair values which approximate the recorded carrying values. The fair value measurements for all of these financial instruments are Level 1 measurements.

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values based on US GAAP measurements and recorded carrying values at March 31, 2020 and December 31, 2019, for the remaining financial instruments not required to be measured or reported at fair value were as follows (in thousands):
	March 31, 2020
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Investment securities – HTM	$42,068	$44,236	$—	$41,242	$2,994
Loans held for sale	4,750	4,889	4,889	—	—
Loans, net of allowance for loan loss and unearned income	863,315	867,308	—	—	867,308
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$646,074	$642,965	$—	$—	$642,965
Deposits with stated maturities	311,519	315,616	—	—	315,616
All other borrowings(1)	78,694	85,321	—	—	85,321
	December 31, 2019
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Investment securities – HTM	$39,936	$41,082	$—	$38,129	$2,953
Loans held for sale	4,868	4,970	4,970	—	—
Loans, net of allowance for loan loss and unearned income	873,427	873,908	—	—	873,908
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$651,469	$631,023	$—	$—	$631,023
Deposits with stated maturities	309,044	310,734	—	—	310,734
All other borrowings(1)	74,134	76,323	—	—	76,323

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
20.
Subsequent Events Related to the COVID-19 Pandemic

Paycheck Protection Program
The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) program called the Paycheck Protection Program (PPP). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans.
An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of

AmeriServ Financial, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.
As of May 4, 2020, the Company has obtained SBA approval for approximately 400 PPP loans totaling in excess of $61 million. These loans will generate approximately $1.9 million in fee income for the Company.
Loan Modifications Related to COVID-19
Under section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (TDR), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.
In response to the COVID-19 pandemic, the Company has begun to prudently execute loan modifications for existing loan customers. The following table presents information regarding loans for which payment relief has been requested, as of May 4, 2020, related to COVID-19.
	Balance	% of Outstanding Loans
	(in thousands)
CRE/Commercial	$201,658	31.2%
Home Equity/Consumer	5,551	5.5
Residential Mortgage	4,033	3.1
Total	$211,242	24.1
Requested modifications primarily consist of the deferral of principal and/or interest payments for a period of three to six months. The following table presents the composition of the types of payment relief that have been granted.
Type of Payment Relief	Number of Loans	Balance
		(in thousands)
Interest only payments	84	$96,163
Complete payment deferrals	304	115,079
Total	388	$211,242

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

…..2020 FIRST QUARTER SUMMARY OVERVIEW…..AmeriServ reported first quarter 2020 net income of $1,409,000, or $0.08 per share. This represents a 25.0%, or $469,000, decrease from the first quarter of 2019 when net income totaled $1,878,000, or $0.11 per share.
These 2020 results represent a strong recovery from the fourth quarter of 2019. In the fourth quarter, the Company experienced two negative events which reduced net income to $669,000 or $0.04 per diluted share. Therefore, the 2020 net income of $1,409,000 and $0.08 per diluted common share represented double the result of the fourth quarter of 2019. This supports the Company’s position that the loss on the CRA investment, and the events surrounding the unexpected death of a large borrower, did not weaken asset quality.
Any review of the first quarter of 2020 would not be complete without reference to the international pandemic. For the most part, January and February were normal. In the northern part of the U.S., the winter season always experiences a reduction in economic activity. However, in 2020, the events of COVID-19 began to appear in late January and intensify in February, to the degree that, in mid-March, the Federal and state governments declared a virtual shut down of normal activities everywhere. While some business enterprises such as banks were deemed to be essential, their normal activities were subject to substantial change due to governmental restrictions. All AmeriServ banking office lobbies have been closed since March 23, 2020 to walk-in traffic except by appointment. On any given day, one third or more of the AmeriServ employee work force have been working remotely from home using computers to maintain customer access on a virtual basis. Increasingly, transactions are being routed through electronic means using ATMs, online banking and email communications. Fortunately, AmeriServ has been using these technologies for years with the support of FIS (Fidelity Information Services), the largest provider of technology to the entire banking industry.
This is not nearly the entire story. As encouraged by Federal regulatory authorities, AmeriServ has been actively participating in the numerous programs offered by the Administration, by Congress and by the Federal Reserve System. For example, as of April 24, 2020, AmeriServ has assisted approximately 270 customers to submit and receive funding of over $43 million under the Paycheck Protection Program. Recognizing the economic impact of COVID-19 on the small and medium sized businesses that AmeriServ services, there have been interim modifications made to more than 20% of the outstanding balance of existing business loans so that these businesses can survive and fill their role as one of the regional job creators in the local economy. This effort has only been possible because of the tremendous dedication of the AmeriServ workforce.
It is also interesting to note that in spite of these events, our first quarter 2020 average loan totals have remained stable with the fourth quarter of 2019, our deposit totals have remained around $980 million, on average, exactly where they have been since the second quarter of 2019. The action of the Federal Reserve System to reduce interest rates has reduced interest revenue but interest expense has also declined and should decline further. There are expenses to be provided for because of COVID-19 but so far non-interest expenses are only 3% above the totals for the same quarter in 2019.
Wealth management revenues were 6.6% above 2019 even with the increased volatility of financial markets. Since full year 2019 represented a record year for wealth management fee income, it will be a challenge for them to maintain that pace especially with the recent decline in equity markets. However, there are nine months remaining in 2020 in which to search for positive investment opportunities for our clients and ourselves.
The major source of concern is the very low interest rates and the impact that these low interest rates will have on our net interest margin. But the AmeriServ balance sheet is conservative and strong. AmeriServ’s liquidity is strong and increasing, and AmeriServ’s asset quality for both loans and securities is above that of our peers in this industry.
Once again, the issue before us remains COVID-19. We have supported our customers. We hope to return to the agenda that prevailed prior to COVID-19 soon. For now, we will focus on safe and sound banking and intelligent involvement in the programs our government is promoting and funding.

THREE MONTHS ENDED MARCH 31, 2020 VS. THREE MONTHS ENDED MARCH 31, 2019
…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).
	Three months ended March 31, 2020	Three months ended March 31, 2019
Net income	$1,409	$1,878
Diluted earnings per share	0.08	0.11
Return on average assets (annualized)	0.48%	0.66%
Return on average equity (annualized)	5.69%	7.84%
The Company reported net income of $1,409,000, or $0.08 per diluted common share. This earnings performance represents a $469,000, or 25.0%, decrease from the first quarter of 2019 when net income totaled $1,878,000, or $0.11 per diluted common share. AmeriServ Financial, Inc. reported sound earnings in the first quarter of 2020 while taking the necessary actions to begin to position our Company for the economic uncertainty created by the coronavirus pandemic. We are entering the second quarter of 2020 with strong liquidity, good capital and an increased allowance for loan losses which is higher by $1.2 million from the March 31, 2019 level.
…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is effected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the first quarter of 2020 to the first quarter of 2019 (in thousands, except percentages):
	Three months ended March 31, 2020	Three months ended March 31, 2019	$ Change	% Change
Interest income	$11,944	$12,164	$(220)	(1.8)%
Interest expense	3,193	3,507	(314)	(9.0)
Net interest income	$8,751	$8,657	$94	1.1
Net interest margin	3.21%	3.24%	(0.03)%	N/M

N/M — not meaningful
The Company’s net interest income in the first quarter of 2020 increased by $94,000, or 1.1%, from the prior year’s first quarter. The Company’s net interest margin of 3.21% for the first quarter of 2020 was three basis points lower than the net interest margin of 3.24% for the first quarter of 2019. The change in the U.S. Treasury yield curve between years impacted the Company’s net interest margin. The overall U.S. Treasury yield curve shifted downward since last year while the shape of the curve remained relatively flat, demonstrating inversion in certain segments at various times during the first quarter of 2020. Late in the quarter, the outbreak of the COVID-19 pandemic caused the yield curve to move down further. Correspondingly, the Federal Reserve’s actions to lower the fed funds rate by 150 basis points in March, caused the short end of the yield curve to decrease and result in the curve exhibiting a more normal steeper shape.
Total earning assets increased in the first quarter of 2020 and partially offset the unfavorable impact that the lower level of national interest rates had on total interest income. The increase in total average earning assets was due to growth in total loans and short-term investments while total investment securities decreased. Interest bearing deposits increased and resulted in less reliance on higher cost borrowed funds. Effective management of our funding costs along with the downward repricing of certain interest bearing liabilities tied to market indexes resulted in total interest expense decreasing between years. The decrease to total interest expense more than offset the decrease in total interest income resulting in net interest income increasing between years.
Total loans averaged $877 million in the first quarter of 2020 which was $17 million, or 2.0%, higher than the $860 million average for the first quarter of 2019. The impact from the strong level of loan production in 2019 was still evident in the increased total loan portfolio average balance during the first quarter of 2020. Also, residential mortgage loan closings in the first quarter of 2020 nearly tripled the level of closings experienced during the first quarter of 2019 due to the significantly lower level of national interest rates. However, loan payoff activity exceeded total new loan originations in the first quarter of 2020 resulting in a $10 million decline in the total loan portfolio balance since December 31, 2019. Even though total average loans increased compared to the same period last year, loan interest and fee income decreased by $86,000, or 0.8%, between the first quarter of 2020 and last year’s first quarter. The lower loan interest income reflects the impact of the lower interest rate environment as new loans originated at lower yields and certain loans tied to LIBOR or the prime rate repriced downward as both of these indices have moved down with the Federal Reserve’s decision to decrease the target federal funds interest rate three times in the second half of 2019, and more significantly, twice in March of this year.
Total investment securities averaged $189 million in the first quarter of 2020 which is $9.5 million, or 4.8%, lower than the $198 million average for the first quarter of 2019. Investment security purchases in 2020 have been more selective as the market is less favorable for purchasing activity given the difference in the position and shape of the U.S. Treasury yield curve from the prior year. The limited level of purchases that did occur during the first quarter of 2020 primarily focused on federal agency mortgage backed securities due to the ongoing cash flow that these securities provide. Purchases also included high quality corporate and taxable municipal securities. The Company also responded to the uncertain economic environment by maintaining a strong liquidity position as average short-term investments in money market funds increased by $9.7 million in the first quarter of 2020. Interest income on investment securities decreased between the first quarter of 2020 and the first quarter of 2019 by $135,000, or 8.1%. Overall, total interest income decreased by $220,000, or 1.8%, between years.
Total interest expense for the first quarter of 2020 decreased by $314,000, or 9.0%, when compared to 2019, due to lower levels of both deposit and borrowing interest expense. Deposit interest expense in 2020 was lower by $272,000, or 10.0%. Overall, the Company’s loyal core deposit base continues to be a source of strength for the Company during periods of market volatility. Total average deposits grew since the first quarter of 2019 and totaled $983 million in the first quarter of 2020 which was $13.8 million, or 1.4%, higher than the 2019 first quarter average. This represents the fourth consecutive quarter that total deposits have averaged in a relatively narrow range of $980 to $985 million. Management prudently and effectively executed several deposit product pricing decreases given the declining interest rate environment and the corresponding downward pressure that these falling interest rates have on the net interest margin. As a result, the Company is experiencing deposit cost relief. Specifically, the Company’s average cost of interest bearing deposits declined by 17 basis points between the first quarter of 2020 and the first quarter of 2019. The Company’s loan to deposit ratio averaged 89.2% in the first quarter of 2020 which we believe indicates that the Company has ample capacity to grow its loan portfolio and is positioned well to assist our customers and the community given the impact that the COVID-19 pandemic is having on the economy.
The Company experienced a $42,000, or 5.4%, decrease in the interest cost of borrowings in the first quarter of 2020 when compared to the first quarter of 2019. The decline is a result of lower total average borrowings between years combined with the impact from the Federal Reserve’s actions to decrease interest rates since the middle of 2019 and the impact that these rate decreases had on the cost of overnight borrowed funds and the replacement of matured FHLB term advances. The total 2020 first quarter average term advance borrowings balance increased by approximately $8.3 million, or 17.7%, when compared to the first quarter of 2019 as the Company took advantage of yield curve inversions to prudently extend borrowings. As a result, the combined growth of average FHLB term advances and total average deposits resulted in total average overnight borrowed funds decreasing between years by $12.5 million, or 81.1%. Overall, the 2020 first quarter average of FHLB borrowed funds was $58.2 million, which represents a decrease of $4.2 million, or 6.7%.
The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2020 and 2019 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields(non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended March 31, 2020 and 2019 was $7,000 and $6,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.
Three months ended March 31 (In thousands, except percentages)
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$877,097	$10,339	4.68%	$860,169	$10,424	4.80%
Short-term investment in money market funds and bank deposits	18,527	76	1.63	8,793	75	3.42
Investment securities – AFS	147,656	1,183	3.27	157,112	1,319	3.38
Investment securities – HTM	41,224	353	3.43	41,252	352	3.34
Total investment securities	188,880	1,536	3.31	198,364	1,671	3.37
Total interest earning assets/interest income	1,084,504	11,951	4.40	1,067,326	12,170	4.57
Non-interest earning assets:
Cash and due from banks	19,087			21,899
Premises and equipment	18,593			18,128
Other assets	65,146			62,081
Allowance for loan losses	(9,317)			(8,665)
TOTAL ASSETS	$1,178,013			$1,160,769
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$167,066	$242	0.60%	$163,893	$409	1.01%
Savings	97,166	41	0.17	97,851	40	0.17
Money markets	229,838	464	0.81	241,727	674	1.13
Time deposits	341,948	1,711	2.01	315,389	1,607	2.07
Total interest bearing deposits	836,018	2,458	1.18	818,860	2,730	1.35
Short-term borrowings	2,908	12	1.67	15,413	102	2.64
Advances from Federal Home Loan Bank	55,292	284	2.07	46,984	235	2.03
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Subordinated debt	7,650	130	6.80	7,650	130	6.80
Lease liabilities	3,993	29	2.86	4,224	30	2.83
Total interest bearing liabilities/interest expense	918,946	3,193	1.40	906,216	3,507	1.57
Non-interest bearing liabilities:
Demand deposits	146,840			150,246
Other liabilities	12,615			7,141
Shareholders’ equity	99,612			97,166
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,178,013			$1,160,769
Interest rate spread			3.00			3.00
Net interest income/ Net interest margin		8,758	3.21%		8,663	3.24%
Tax-equivalent adjustment		(7)			(6)
Net Interest Income		$8,751			$8,657

…..PROVISION FOR LOAN LOSSES…..The Company recorded a $175,000 provision expense for loan losses in the first quarter of 2020 as compared to a $400,000 provision recovery in the first quarter of 2019, which represents a net unfavorable shift of $575,000. The 2020 provision expense reflects the loan growth experienced since last year along with management’s decision to strengthen certain qualitative factors within our allowance of loan losses calculation due to the economic uncertainty caused by the COVID-19 pandemic. While future losses are possible due to the COVID-19 pandemic, losses were not incurred as of March 31, 2020 which is why the provision for the period isn’t higher. The Company’s asset quality continues to remain strong as evidenced by low levels of loan delinquency, net loan charge-offs and non-performing assets. The Company experienced net loan charge-offs of $120,000, or 0.06% of total loans, in the 2020 first quarter compared to net loan charge-offs of $164,000, or 0.08% of total loans, in the first quarter of 2019. Non-performing assets totaled $2.2 million, or only 0.26% of total loans, at March 31, 2020. In summary, the allowance for loan losses provided 416% coverage of non-performing assets, and was 1.06% of total loans, at March 31, 2020, compared to 397% coverage of non-performing assets, and 1.05% of total loans, at December 31, 2019.
…..NON-INTEREST INCOME….. Non-interest income for the first quarter of 2020 totaled $3.8 million and increased $227,000, or 6.3%, from the first quarter 2019 performance. Factors contributing to this higher level of non-interest income for the quarter included:
•
a $175,000 increase in income from residential mortgage loan sales into the secondary market due to the strong level of residential mortgage loan production in the first quarter of 2020. Correspondingly there was an $82,000 increase in mortgage related fee income;

•
a $161,000 decrease in other income as the Company recognized a gain in 2019 on the sale of equity shares from a previous acquisition and no such gain was recognized in 2020;

•
a $158,000 increase in wealth management fees due to management’s effective execution of managing client accounts and an improved equity market which positively impacted market values for assets under management in the first two months of the first quarter of 2020. The late first quarter 2020 negative impact to the equity market from the COVID-19 pandemic and the pandemic’s impact on the Company’s wealth management fees will be more evident in this year’s second quarter financial results.

…..NON-INTEREST EXPENSE….. Non-interest expense for the first quarter of 2020 totaled $10.6 million and increased by $340,000, or 3.3%, from the prior year’s first quarter. Factors contributing to the higher level of non-interest expense for the quarter included:
•
a $403,000 increase in salaries & benefits expense due to pension expense increasing by $188,000, or 53.0% between years. This significant increase to pension expense results from the unfavorable impact that the lower interest rate environment has on the discount rates that are used to revalue the defined benefit pension obligation each year. In addition, the higher salaries & benefits expense is also due to increased health care costs, greater incentive compensation as a result of increased residential mortgage loan production, and increased salaries expense. The higher salaries expense reflects annual merit increases and the addition of several employees to address management succession planning;

•
a $94,000 decrease in other expense resulted from the Company recognizing a reduction in the unfunded commitment reserve;

•
a $54,000 decrease in FDIC insurance expense due to the application of the remaining portion of the credit from the Small Bank Assessment Credit regulation; and

•
a $47,000 increase in occupancy and equipment expense primarily reflects higher depreciation costs.

…..INCOME TAX EXPENSE….. The Company recorded an income tax expense of $366,000, or an effective tax rate of 20.6%, in the first quarter of 2020. This compares to an income tax expense of $491,000, or an effective tax rate of 20.7%, for the first quarter of 2019.

…..SEGMENT RESULTS.…. The community banking segment reported a net income contribution of $2,524,000 in the first quarter of 2020 which was down by $424,000 from the first quarter of 2019. The primary driver for the lower level of net income in 2020 was the Company recording an $175,000 provision expense for loan losses compared to a $400,000 provision recovery in 2019 which resulted in a net unfavorable shift of $575,000 between years. This is discussed previously in the Allowance and Provision for Loan Losses section within this document. Also, unfavorably impacting net income was total employee costs increasing and slightly higher occupancy & equipment costs. Partially offsetting these higher costs and favorably impacting net income was a decrease to total deposit interest expense which more than offset a decrease in total loan interest income resulting in this segment’s net interest income increasing between years. The downward shift in the U.S. Treasury yield curve between years along with the Federal Reserve’s actions to decrease the fed funds rate by 150 basis points impacted the Company’s net interest margin performance. The lower loan interest income reflects the impact of the lower interest rate environment as new loans originated at lower yields and certain loans tied to LIBOR or the prime rate repriced downward as both of these indices have moved down. On the liability side of the balance sheet, management’s action to decrease pricing of several deposit products, given the declining interest rate environment, resulted in this segment experiencing deposit cost relief. This segment recognized a higher gain on the sale of residential mortgage loans in the secondary market and a corresponding greater level of mortgage related fee income, both of which resulted from the higher level of residential mortgage loan production. Finally, and also favorably impacting this segments level of net income was a credit recognized for the unfunded commitment reserve in the first quarter of 2020 as well as the lower FDIC insurance expense.
The wealth management segment’s net income contribution was $487,000 in the first quarter of 2020 which was $43,000 higher than the first quarter of 2019. The increase is due to wealth management fees increasing as this segment was positively impacted by management’s effective execution of managing client accounts and increased market values for assets under management which improved in the first two months of the first quarter of 2020. As stated previously in this document, the late first quarter 2020 negative impact to the equity market from the COVID-19 pandemic and the pandemic’s impact on the Company’s wealth management fees will be more evident in this year’s second quarter financial results. Slightly offsetting the higher management fee income were higher levels of professional fees, incentive compensation and equipment costs. Overall, the fair market value of trust assets under administration totaled $1.984 billion at March 31, 2020, a decrease of $246 million, or 11.0%, from the March 31, 2019 total of $2.230 billion.
The investment/parent segment reported a net loss of $1,602,000 in the first quarter of 2020 which is a greater loss by $88,000 since the first quarter of 2019. The increased loss was due to total average securities decreasing by a higher amount than the decrease to total borrowed funds. As a result, interest income from the investment securities portfolio decreased by more than the decrease to interest expense on borrowed funds.
…..BALANCE SHEET…..The Company’s total consolidated assets were $1.17 billion at March 31, 2020, which decreased by $2.8 million, or 0.2%, from the December 31, 2019 asset level. This change was related to a decreased level of loans. Specifically, loans and loans held for sale decreased by $10.2 million, or 1.1%. This decrease was partially offset by an increase in cash and cash equivalents of $1.9 million, or 8.7%, total investment securities of $3.1 million, or 1.7%, and other assets of $2.2 million, or 36.3% driven by an increase in the fair value of the interest rate swap assets.
Total deposits decreased by $2.9 million, or 0.3%, in the first three months of 2020. As of March 31, 2020, the 25 largest depositors represented 20.6% of total deposits, which is a slight decrease from December 31, 2019 when it was 20.9%. Total borrowings have decreased by $1.5 million, or 1.5%, since year-end 2019. The decrease was driven, primarily, by the reduction in short term borrowings of $6.1 million, or 27.0%. The decrease in short term borrowings more than offset the increase in FHLB term advances. Specifically, total FHLB term advances increased by $4.6 million, or 8.5%, and totaled $58.2 million. The Company has utilized these term advances to help manage interest rate risk and the inversion demonstrated by the U.S. Treasury yield curve allowed the Company to prudently extend borrowings.
The Company’s total shareholders’ equity increased by $2.2 million over the first three months of 2020 due to the retention of earnings more than offsetting our common stock dividend payment to shareholders and the impact of our common stock buyback program. Additionally, the improved value of the investment securities portfolio had a positive impact on accumulated other comprehensive loss.
The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.41%, and a common equity tier 1 capital ratio of 10.44% at March 31, 2020. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of March 31, 2020, the Company’s book value per common share was $5.92 and its tangible book value per common share was $5.22 (non-GAAP). When compared to December 31, 2019, book value per common share and tangible book value per common share each improved by $0.14 per common share. The tangible common equity to tangible assets ratio was 7.69% (non-GAAP) at March 31, 2020 and improved by 21 basis points when compared to December 31, 2019.
The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at March 31, 2020 and December 31, 2019 (in thousands, except share and ratio data):
	March 31, 2020	December 31, 2019
Total shareholders’ equity	$100,840	$98,614
Less: Goodwill	11,944	11,944
Tangible equity	88,896	86,670
Total assets	1,168,355	1,171,184
Less: Goodwill	11,944	11,944
Tangible assets	1,156,411	1,159,240
Tangible common equity ratio (non-GAAP)	7.69%	7.48%
Total shares outstanding	17,043,644	17,057,871
Tangible book value per share (non-GAAP)	$5.22	$5.08
…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):
	March 31, 2020	December 31, 2019	March 31, 2019
Total accruing loan delinquency (past due 30 to 89 days)	$8,525	$2,956	$2,568
Total non-accrual loans	1,437	1,487	1,150
Total non-performing assets including TDR*	2,244	2,339	1,168
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.97%	0.33%	0.30%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.16	0.17	0.13
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.26	0.26	0.14
Non-performing assets as a percentage of total assets	0.19	0.20	0.10
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.06	0.02	0.08
Annualized provision (credit) for loan losses	0.08	0.09	(0.19)
Total classified loans (loans rated substandard or doubtful)**	$15,958	$16,338	$4,219

*
Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

**
Total classified loans include non-performing residential mortgage and consumer loans.

Overall, the Company continued to maintain good asset quality in the first three months of 2020 as evidenced by low levels of non-accrual loans, non-performing assets, and loan delinquency levels that continue to be near or below 1% of total loans. The Company did experience an increase in accruing loan delinquency during the first quarter of 2020. The increase was primarily due to the unexpected death of a borrower late in 2019, which was previously reported in our Form 10-K dated December 31, 2020. The estate, which is made up of significant real estate holdings and other unique assets, is currently in the process of liquidation. Therefore, this $6.3 million commercial and industrial loan exhibited delinquency during the quarter. We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2020, the 25 largest credits represented 24.2% of total loans outstanding, which represents a decrease from the first quarter of 2019 when it was 26.1%.
…..ALLOWANCE FOR LOAN LOSSES…..The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):
	March 31, 2020	December 31, 2019	March 31, 2019
Allowance for loan losses	$9,334	$9,279	$8,107
Allowance for loan losses as a percentage of each of the following:
total loans, net of unearned income	1.06%	1.05%	0.94%
total accruing delinquent loans (past due 30 to 89 days)	109.49	313.90	315.69
total non-accrual loans	649.55	624.01	704.96
total non-performing assets	415.94	396.71	694.09
The Company recorded a $175,000 provision expense for loan losses in the first three months of 2020 compared to a $400,000 provision recovery in the first three months of 2019, which represents a net unfavorable change of $575,000 between periods. The 2020 provision reflects the loan growth experienced since last year along with our decision to strengthen certain qualitative factors within our allowance for loan losses calculation due to the economic uncertainty caused by the COVID-19 pandemic. The Company’s asset quality continues to remain strong as evidenced by low levels of loan delinquency, net loan charge-offs and non-performing assets.
…..LIQUIDITY….. The Company’s liquidity position continues to be strong. Our core retail deposit base has remained relatively stable over the past several years. The Company’s loyal core deposit base continues to be a source of strength for the Company during periods of market volatility. Total average deposits grew since the first quarter of 2019, representing the fourth consecutive quarter that total deposits have averaged in a relatively narrow range of $980 to $985 million. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth. The Company also responded to the uncertain economic environment by maintaining a strong liquidity position as average short-term investments in money market funds increased by $9.7 million in the first quarter of 2020. We strive to operate our loan to deposit ratio in a range of 85% to 100%. At March 31, 2020, the Company’s loan to deposit ratio was 91.6%. We are positioned well to support our local economy and provide the necessary assistance to our community partners during this period of pandemic as well as service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.
Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $1.9 million from December 31, 2019, to $24.1 million at March 31, 2020, due to $7.6 million of cash provided by investing activities which more than offset $5.0 million of cash used in financing activities and $626,000 of cash used in operating activities. Within investing activities, cash advanced for new loan fundings totaled $42.6 million and was $10.0 million lower than the $52.6 million of cash received from loan principal payments. Within financing activities, deposits decreased by $2.9 million while total FHLB borrowings declined as short-term borrowings decreased by $6.1 million and advances increased by $4.6 million.

The holding company had $6.7 million of cash, short-term investments, and investment securities at March 31, 2020. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At March 31, 2020, our subsidiary Bank had $10.4 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has strong liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, and its common stock dividend.
Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, and short-term investments in money market funds. These assets totaled $24.1 million and $22.2 million at March 31, 2020 and December 31, 2019, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.
Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At March 31, 2020, the Company had $364 million of overnight borrowing availability at the FHLB, $30 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.
…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.44%, the tier 1 capital ratio was 11.64%, and the total capital ratio was 13.41% at March 31, 2020. The Company’s tier 1 leverage ratio was 9.94% at March 31, 2020. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2020. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 331% of regulatory capital at March 31, 2020. While we work through the COVID-19 pandemic, our focus is on preserving capital to support customer lending and managing heightened credit risk due to the downturn in the economy. Additionally, we currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.025 per quarter.
In the first quarter of 2020, the Company completed the common stock repurchase program, which it had announced on April 16, 2019, where it bought back 526,000 shares, or 3% of its common stock, over a 12-month period at a total cost of $2.23 million. Specifically, during the first three months of 2020, the Company was able to repurchase 35,962 shares of its common stock and return $151,000 of capital to its shareholders through this program. Evaluation of a new common stock buyback program is on hold. At March 31, 2020, the Company had approximately 17.0 million common shares outstanding.
The Basel III capital standards establish the minimum capital levels in addition to the well capitalized requirements under the federal banking regulations prompt corrective action. The capital rules also impose a 2.5% capital conservation buffer (“CCB”) on top of the three minimum risk-weighted asset ratios. Banking institutions that fail to meet the effective minimum ratios once the CCB is taken into account will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (four quarter trailing net income, net of distributions and tax effects not reflected in net income). The Company and the Bank meet all capital requirements, including the CCB, and continue to be committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a return to our shareholders.

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
Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	8.7%	43.9%
100bp increase	4.8	25.0
100bp decrease	(3.0)	(29.8)
The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio, the scheduled repricing of loans tied to LIBOR or prime, and the reduction to overnight borrowed funds. Also, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at a targeted range of 0% to 0.25%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.
…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $217.5 million and standby letters of credit of $14.1 million as of March 31, 2020. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.
…..REGULATORY UPDATE….. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of ASU 2019-10, “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” (the “CECL accounting standard”). On March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital (CECL Interim Final Rule). This is in addition to the three-year transition period already in place, resulting in an optional five-year transition. The agencies noted this relief is being provided in order to allow banking organizations to better focus on lending to creditworthy households and businesses affected by recent strains on the U.S. economy caused by COVID-19. Comments on the CECL Interim Final Rule are due by May 15, 2020.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), enacted on March 27, 2020, provides banking organizations with the option to not comply with CECL until the earlier of (i) the termination date of the national emergency concerning COVID-19 declared by the President under the National Emergencies Act or (ii) December 31, 2020. The federal banking agencies issued a statement on March 31, 2020, indicating that banking organizations that elect to use the optional, temporary statutory relief will be able to elect the remaining period of regulatory capital relief provided under the CECL Interim Final Rule after the end of the statutory relief period. Alternatively, banking organizations may adopt the CECL accounting standard as planned in 2020 and use the regulatory capital relief provided under the CECL Interim Final Rule starting at the time of their adoption of CECL.
Federal, state, and local governments have adopted various statutes, rules, regulations, orders, and guidelines in order to address the COVID-19 pandemic and the adverse economic effects of this pandemic on individuals, families, businesses, and governments. Financial institutions, including the Company, are affected by many of these measures, including measures that are broadly applicable to businesses operating in the communities where the Company does business. These measures include “stay-at-home orders” that allow only essential businesses to operate. Financial services firms are generally regarded as “essential businesses” under these orders, but financial services firms, like other essential businesses, are required to operate in a manner that seeks to protect the health and safety of their customers and employees.
In addition, the federal banking agencies along with state bank regulators issued an interagency statement on March 22, 2020, addressing loan modifications that are made by financial institutions for borrowers affected by the COVID-19 crisis. The agencies stated that short-term loan modifications made on a good faith basis in response to COVID-19 for borrowers who were current prior to any relief do not need to be categorized as TDRs and that financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral.
The CARES Act contains a number of provisions that affect banking organizations. The CARES Act provides funding for various programs under which the federal government will lend to, guarantee loans to, or make investments in, businesses. Banking organizations are expected to play a role in some of these programs, and when they do so, they will be subject to certain requirements. One of these programs is the Paycheck Protection Program (PPP), a program administered by the Small Business Administration (the SBA) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 crisis. The loans can be made by SBA-certified lenders and are 100% guaranteed by the SBA. The loans are eligible to be forgiven if certain conditions are satisfied, in which event the SBA will make payment to the lender for the forgiven amounts. The Bank has participated in the PPP as a lender.
The CARES Act also authorizes temporary changes to certain provisions applicable to banking organizations. Among other changes, the CARES Act gives financial institutions the right to elect to suspend GAAP principles and regulatory determinations for loan modifications relating to COVID-19 that would otherwise be categorized as TDRs from March 1, 2020, through the earlier of December 31, 2020, or 60 days after the COVID-19 national emergency ends. On April 7, 2020, the federal banking agencies, in consultation with state bank regulators, issued an interagency statement clarifying the interaction between (i) their earlier statement discussing whether loan modifications relating to COVID-19 need to be treated as TDRs and (ii) the CARES Act provision on this subject. In this interagency statement, the agencies also said that when exercising supervisory and enforcement responsibility with respect to consumer protection requirements, they will take into account the unique circumstances impacting borrowers and institutions resulting from the COVID-19 emergency and that they do not expect to take a consumer compliance public enforcement action against an institution, provided that the circumstances were related to this emergency and the institution made good faith efforts to support borrowers and comply with the consumer protection requirements and addressed any needed corrective action.
On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection

Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9.0%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. The CARES Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. The CARES Act provides that if a qualifying community bank falls below the CBLR, it “shall have a reasonable grace period to satisfy” the CBLR. This provision terminates on the earlier of December 31, 2020 or the date the President declares that the coronavirus emergency is terminated. The Company will not opt into the CBLR framework for the Bank.
The Federal Reserve has established several lending facilities that are intended to support the flow of credit to households, businesses, and governments. One of these facilities is the Paycheck Protection Program Liquidity Facility (PPPLF) which was set up to allow the Federal Reserve Banks to extend credit to financial institutions that originate PPP loans, taking the loans as collateral at face value. On April 9, 2020, the federal banking agencies issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPPLF on the leverage capital ratios of these organizations. Also, in accordance with the CARES Act, a PPP loan will be assigned a risk weight of zero percent under the federal banking agencies’ risk-based capital rules. The Federal Reserve has also announced that it will be creating main street lending facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses. The Company may participate in some or all of them.
Additionally, on March 15, 2020, the Federal Reserve reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The Federal Reserve has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020.
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
ACCOUNT — Pension liability
BALANCE SHEET REFERENCE — Other liabilities
INCOME STATEMENT REFERENCE — Salaries and employee benefits and Other expense
DESCRIPTION
Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. Our pension benefits are described further in Note 18 of the Notes to Unaudited Consolidated Financial Statements.

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
Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $7.1 million, or 77%, of the total allowance for loan losses at March 31, 2020 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.
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
In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of March 31, 2020, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.
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
ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION
Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At March 31, 2020, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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
Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; (xii) potential risks and uncertainties also include those relating to the duration of the COVID-19 outbreak, and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact; and (xiii) other external developments which could materially impact the Company’s operational and financial performance.
The foregoing list of important factors is not exclusive, and neither such list nor any forward-looking statement takes into account the impact that any future acquisition may have on the Company and on any such forward-looking statement.
Item 3…..QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK…..The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of the MD&A.
Item 4…..CONTROLS AND PROCEDURES…..(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2020, are effective.
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
Item 1A.   Risk Factors
Not Applicable
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Company’s monthly common stock purchases during the first quarter of 2020. All shares are repurchased under Board of Directors authorization.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 – 31, 2020	14,500	$4.20	14,500	21,462
February 1 – 29, 2020	21,462	4.20	21,462	—
March 1 – 31, 2020	—	—	—	—
Total	35,962		35,962
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
None

Item 6.   Exhibits
3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on April 2, 2020 (Incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed on April 6, 2020).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AmeriServ Financial, Inc. Registrant
Date: May 8, 2020	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: May 8, 2020	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer