Form 10-Q
period 2020-06-30
AMERISERV FINANCIAL INC /PA/
filed 2020-08-10
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020
☐
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 1, 2020
Common Stock, par value $0.01	17,058,644

AmeriServ Financial, Inc.

Item 1. Financial Statements
AmeriServ Financial, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands except shares)
(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Cash and due from depository institutions	$16,521	$15,642
Interest bearing deposits	2,779	2,755
Short-term investments	27,440	3,771
Total cash and cash equivalents	46,740	22,168
Investment securities:
Available for sale, at fair value	143,359	141,749
Held to maturity (fair value $43,989 on June 30, 2020 and $41,082 on December 31, 2019)	41,549	39,936
Loans held for sale	8,189	4,868
Loans	921,730	883,090
Less: Unearned income	1,569	384
Allowance for loan losses	9,699	9,279
Net loans	910,462	873,427
Premises and equipment:
Operating lease right-of-use asset	803	846
Financing lease right-of-use asset	3,006	3,078
Other premises and equipment, net	14,572	14,643
Accrued interest income receivable	4,647	3,449
Goodwill	11,944	11,944
Bank owned life insurance	39,193	38,916
Net deferred tax asset	3,151	3,976
Federal Home Loan Bank stock	3,818	3,985
Federal Reserve Bank stock	2,125	2,125
Other assets	8,516	6,074
TOTAL ASSETS	$1,242,074	$1,171,184
LIABILITIES
Non-interest bearing deposits	$189,013	$136,462
Interest bearing deposits	844,020	824,051
Total deposits	1,033,033	960,513
Short-term borrowings	7,558	22,412
Advances from Federal Home Loan Bank	62,336	53,668
Operating lease liabilities	821	865
Financing lease liabilities	3,126	3,163
Guaranteed junior subordinated deferrable interest debentures, net	12,962	12,955
Subordinated debt, net	7,522	7,511
Total borrowed funds	94,325	100,574
Other liabilities	12,112	11,483
TOTAL LIABILITIES	1,139,470	1,072,570
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,687,463 shares issued and 17,058,644 shares outstanding on June 30, 2020; 26,650,728 shares issued and 17,057,871 shares outstanding on December 31, 2019	267	267
Treasury stock at cost, 9,628,819 shares on June 30, 2020 and 9,592,857 shares on December 31, 2019	(83,280)	(83,129)
Capital surplus	145,965	145,888
Retained earnings	53,723	51,759
Accumulated other comprehensive loss, net	(14,071)	(16,171)
TOTAL SHAREHOLDERS’ EQUITY	102,604	98,614
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,242,074	$1,171,184
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$10,448	$10,994	$20,780	$21,412
Interest bearing deposits	3	7	7	13
Short-term investments	96	59	168	128
Investment securities:
Available for sale	1,159	1,314	2,342	2,633
Held to maturity	355	391	708	743
Total Interest Income	12,061	12,765	24,005	24,929
INTEREST EXPENSE
Deposits	1,869	2,867	4,327	5,597
Short-term borrowings	4	136	16	238
Advances from Federal Home Loan Bank	276	261	560	496
Financing lease liabilities	28	29	57	59
Guaranteed junior subordinated deferrable interest debentures	281	281	561	561
Subordinated debt	130	130	260	260
Total Interest Expense	2,588	3,704	5,781	7,211
NET INTEREST INCOME	9,473	9,061	18,224	17,718
Provision (credit) for loan losses	450	—	625	(400)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	9,023	9,061	17,599	18,118
NON-INTEREST INCOME
Wealth management fees	2,471	2,419	5,025	4,815
Service charges on deposit accounts	176	317	462	627
Net gains on sale of loans	335	107	572	169
Mortgage related fees	145	77	271	121
Net realized gains on investment securities	—	30	—	30
Bank owned life insurance	152	129	277	257
Other income	488	578	992	1,243
Total Non-Interest Income	3,767	3,657	7,599	7,262
NON-INTEREST EXPENSE
Salaries and employee benefits	6,619	6,348	13,323	12,649
Net occupancy expense	606	622	1,277	1,280
Equipment expense	389	387	784	748
Professional fees	1,331	1,249	2,485	2,369
Supplies, postage and freight	222	140	401	313
Miscellaneous taxes and insurance	289	294	564	571
Federal deposit insurance expense	130	80	156	160
Other expense	1,420	1,336	2,649	2,659
Total Non-Interest Expense	11,006	10,456	21,639	20,749
PRETAX INCOME	1,784	2,262	3,559	4,631
Provision for income tax expense	365	470	731	961
NET INCOME	1,419	1,792	2,828	3,670
PER COMMON SHARE DATA:
Basic:
Net income	$0.08	$0.10	$0.17	$0.21
Average number of shares outstanding	17,052	17,476	17,047	17,527
Diluted:
Net income	$0.08	$0.10	$0.17	$0.21
Average number of shares outstanding	17,056	17,560	17,070	17,611
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
COMPREHENSIVE INCOME
Net income	$1,419	$1,792	$2,828	$3,670
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	—	403	528	(1,433)
Income tax effect	—	(85)	(111)	301
Unrealized holding gains on available for sale securities arising during period	961	1,820	2,131	3,583
Income tax effect	(202)	(382)	(448)	(752)
Reclassification adjustment for gains on available for sale securities included in net income	—	(30)	—	(30)
Income tax effect	—	6	—	6
Other comprehensive income	759	1,732	2,100	1,675
Comprehensive income	$2,178	$3,524	$4,928	$5,345
See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
COMMON STOCK
Balance at beginning of period	267	266	267	266
New common shares issued for exercise of stock options (15,000 and 5,233 shares for the three months ended June 30, 2020 and 2019, respectively and 36,735 and 38,917 shares for the six months ended June 30, 2020 and 2019, respectively)	—	—	—	—
Balance at end of period	267	266	267	266
TREASURY STOCK
Balance at beginning of period	(83,280)	(81,055)	(83,129)	(80,579)
Treasury stock, purchased at cost (161,554 shares for the three months ended June 30, 2019 and 35,962 and 273,865 shares for the six months ended June 30, 2020 and 2019, respectively)	—	(686)	(151)	(1,162)
Balance at end of period	(83,280)	(81,741)	(83,280)	(81,741)
CAPITAL SURPLUS
Balance at beginning of period	145,938	145,870	145,888	145,782
New common shares issued for exercise of stock options (15,000 and 5,233 shares for the three months ended June 30, 2020 and 2019, respectively and 36,735 and 38,917 shares for the six months ended June 30, 2020 and 2019, respectively)	26	11	75	96
Stock option expense	1	2	2	5
Balance at end of period	145,965	145,883	145,965	145,883
RETAINED EARNINGS
Balance at beginning of period	52,745	48,262	51,759	46,733
Net income	1,419	1,792	2,828	3,670
Cash dividend declared on common stock ($0.025 per share for the three months ended June 30, 2020 and 2019 and $0.050 and $0.045 per share for the six months ended June 30, 2020 and 2019, respectively)	(441)	(436)	(864)	(785)
Balance at end of period	53,723	49,618	53,723	49,618
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(14,830)	(14,282)	(16,171)	(14,225)
Other comprehensive income	759	1,732	2,100	1,675
Balance at end of period	(14,071)	(12,550)	(14,071)	(12,550)
TOTAL STOCKHOLDERS’ EQUITY	$102,604	$101,476	$102,604	$101,476

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six months ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$2,828	$3,670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	625	(400)
Depreciation and amortization expense	993	927
Net amortization of investment securities	120	133
Net realized gains on investment securities – available for sale	—	(30)
Net gains on loans held for sale	(572)	(169)
Amortization of deferred loan fees	(149)	(60)
Origination of mortgage loans held for sale	(44,171)	(11,437)
Sales of mortgage loans held for sale	41,422	11,129
Increase in accrued interest receivable	(1,198)	(427)
Increase (decrease) in accrued interest payable	(347)	167
Earnings on bank owned life insurance	(277)	(257)
Deferred income taxes	704	685
Stock compensation expense	2	5
Net change in operating leases	(44)	(25)
Other, net	(1,378)	214
Net cash provided by (used in) operating activities	(1,442)	4,125
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(16,229)	(10,663)
Purchase of investment securities – held to maturity	(3,268)	—
Proceeds from sales of investment securities – available for sale	—	530
Proceeds from maturities of investment securities – available for sale	16,664	9,263
Proceeds from maturities of investment securities – held to maturity	1,620	971
Purchase of regulatory stock	(4,635)	(8,977)
Proceeds from redemption of regulatory stock	4,802	8,734
Long-term loans originated	(147,844)	(126,641)
Principal collected on long-term loans	110,333	99,982
Proceeds from sale of other real estate owned	21	198
Purchase of premises and equipment	(744)	(2,214)
Net cash used in investing activities	(39,280)	(28,817)
FINANCING ACTIVITIES
Net increase in deposit balances	72,520	19,309
Net decrease in other short-term borrowings	(14,854)	(5,839)
Principal borrowings on advances from Federal Home Loan Bank	19,210	8,403
Principal repayments on advances from Federal Home Loan Bank	(10,542)	(2,000)
Principal payments on financing lease liabilities	(100)	(83)
Stock options exercised	75	96
Purchase of treasury stock	(151)	(1,162)
Common stock dividends	(864)	(785)
Net cash provided by financing activities	65,294	17,939
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,572	(6,753)
CASH AND CASH EQUIVALENTS AT JANUARY 1	22,168	34,894
CASH AND CASH EQUIVALENTS AT JUNE 30	$46,740	$28,141
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 15 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.2 billion that are not reported on the Company’s Consolidated Balance Sheets at June 30, 2020. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.
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
Non-interest income within the scope of Topic 606 are as follows:
•
Wealth management fees — Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $825,000 has been established as of June 30, 2020 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six month periods ending June 30, 2020 and 2019 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Non-interest income:
In-scope of Topic 606
Wealth management fees	$2,471	$2,419	$5,025	$4,815
Service charges on deposit accounts	176	317	462	627
Other	396	435	786	854
Non-interest income (in-scope of Topic 606)	3,043	3,171	6,273	6,296
Non-interest income (out-of-scope of Topic 606)	724	486	1,326	966
Total non-interest income	$3,767	$3,657	$7,599	$7,262

5.
Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three month periods ending June 30, 2020 and 2019, options to purchase 216,759 common shares, with an exercise price of $2.96 to $4.22, and options to purchase 12,000 common shares, with an exercise price of $4.19 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. For the six month periods ending June 30, 2020 and 2019, options to purchase 29,500 common shares, with an exercise price of $3.90 to $4.22, and options to purchase 12,000 common shares, with an exercise price of $4.19 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Numerator:
Net income	$1,419	$1,792	$2,828	$3,670
Denominator:
Weighted average common shares outstanding (basic)	17,052	17,476	17,047	17,527
Effect of stock options	4	84	23	84
Weighted average common shares outstanding (diluted)	17,056	17,560	17,070	17,611
Earnings per common share:
Basic	$0.08	$0.10	$0.17	$0.21
Diluted	0.08	0.10	0.17	0.21

6.
Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made no income tax payments in the first six months of 2020 and $300,000 in the same 2019 period. The Company made total interest payments of $6,128,000 in the first six months of 2020 compared to $7,044,000 in the same 2019 period. The Company had no non-cash transfers to other real estate owned (OREO) in the first six months of 2020 compared to $75,000 non-cash transfers in the same 2019 period. During the first six months of 2020, the Company entered into a new financing lease related to office equipment and recorded a right-of-use asset and lease liability of $63,000. As a result of the adoption of ASU 2016-02, Leases (Topic 842) as of January 1, 2019, the Company had non-cash transactions associated with the recognition of the right-of-use assets and lease liabilities. Specifically, the Company recognized a right-of-use asset and lease liability of $932,000 related to operating leases and a right-of-use asset and lease liability of $3.3 million related to financing leases during the first six months of 2019.
7.
Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):
Investment securities available for sale (AFS):
	June 30, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$3,175	$182	$—	$3,357
US Agency mortgage-backed securities	72,802	3,238	(2)	76,038
Municipal	15,222	1,086	—	16,308
Corporate bonds	47,857	443	(644)	47,656
Total	$139,056	$4,949	$(646)	$143,359
Investment securities held to maturity (HTM):
	June 30, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$9,852	$472	$—	$10,324
Municipal	25,668	1,918	(51)	27,535
Corporate bonds and other securities	6,029	107	(6)	6,130
Total	$41,549	$2,497	$(57)	$43,989
Investment securities available for sale (AFS):
	December 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency	$5,084	$32	$—	$5,116
US Agency mortgage-backed securities	80,046	1,681	(94)	81,633
Municipal	14,678	509	(17)	15,170
Corporate bonds	39,769	342	(281)	39,830
Total	$139,577	$2,564	$(392)	$141,749
Investment securities held to maturity (HTM):
	December 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agency mortgage-backed securities	$9,466	$251	$(4)	$9,713
Municipal	24,438	941	(53)	25,326
Corporate bonds and other securities	6,032	58	(47)	6,043
Total	$39,936	$1,250	$(104)	$41,082

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At June 30, 2020, 48.2% of the portfolio was rated “AAA” as compared to 53.4% at December 31, 2019. Approximately 13.8% of the portfolio was either rated below “A” or unrated at June 30, 2020 as compared to 9.1% at December 31, 2019.
The Company sold no AFS securities during the second quarter or first six months of 2020. Total proceeds from the sale of AFS securities for the second quarter and first six months of 2019 were $530,000 resulting in $30,000 of gross investment security gains.
The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $115,585,000 at June 30, 2020 and $117,076,000 at December 31, 2019.
The following tables present information concerning investments with unrealized losses as of June 30, 2020 and December 31, 2019 (in thousands):
Total investment securities:
	June 30, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$—	$—	$—	$—	$—	$—
US Agency mortgage-backed securities	559	(1)	151	(1)	710	(2)
Municipal	—	—	754	(51)	754	(51)
Corporate bonds and other securities	17,591	(487)	6,337	(163)	23,928	(650)
Total	$18,150	$(488)	$7,242	$(215)	$25,392	$(703)
Total investment securities:
	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Agency	$—	$—	$—	$—	$—	$—
US Agency mortgage-backed securities	7,084	(23)	8,562	(75)	15,646	(98)
Municipal	2,269	(18)	1,123	(52)	3,392	(70)
Corporate bonds and other securities	7,797	(85)	11,783	(243)	19,580	(328)
Total	$17,150	$(126)	$21,468	$(370)	$38,618	$(496)
The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 34 positions that are considered temporarily impaired at June 30, 2020. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.
Contractual maturities of securities at June 30, 2020 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at June 30, 2020 is 23.0 months and is lower than the duration at December 31, 2019 which was 36.9 months. The duration remains within our internally established guideline to not exceed 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.
Total investment securities:
	June 30, 2020
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$3,502	$3,511	$400	$405
After 1 year but within 5 years	22,384	22,576	7,968	8,227
After 5 years but within 10 years	46,234	47,401	19,486	20,957
After 10 years but within15 years	20,122	21,076	7,493	7,962
Over 15 years	46,814	48,795	6,202	6,438
Total	$139,056	$143,359	$41,549	$43,989
As of June 30, 2020 and December 31, 2019, the Company reported $391,000 and $366,000, respectively, of equity securities within other assets on the Consolidated Balance Sheets. These equity securities are held within a nonqualified deferred compensation plan in which a select group of executives of the Company can participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan and held within a rabbi trust. The assets of the rabbi trust are invested in various publicly listed mutual funds. The gain or loss on the equity securities (both realized and unrealized) is reported within other income on the Consolidated Statements of Operations. For the second quarter and first six months of 2020, the Company recorded a realized loss of $21,000 and $15,000, respectively, and an unrealized gain was recognized in income on these equity securities of $9,000 and $3,000, respectively. No gain or loss on equity securities (both realized and unrealized) was recognized during the second quarter or first six months of 2019. Additionally, the Company has recognized a deferred compensation liability, which is equal to the balance of the equity securities and is reported within other liabilities on the Consolidated Balance Sheets.
8.
Loans

The loan portfolio of the Company consists of the following (in thousands):
	June 30, 2020	December 31, 2019
Commercial:
Commercial and industrial (non-PPP)	$154,379	$173,922
Paycheck Protection Program (PPP)	66,933	—
Commercial loans secured by owner occupied real estate	86,080	91,655
Commercial loans secured by non-owner occupied real estate	365,250	363,635
Real estate – residential mortgage	230,509	235,239
Consumer	17,010	18,255
Loans, net of unearned income	$920,161	$882,706
Loan balances at June 30, 2020 and December 31, 2019 are net of unearned income of $1,569,000 and $384,000, respectively.The unearned income balance at June 30, 2020 includes $1,184,000 of unrecognized fee income from the PPP loan originations. Real estate construction loans comprised 5.6% and 4.9% of total loans, net of unearned income at June 30, 2020 and December 31, 2019, respectively.
The second quarter of 2020 represented the first full quarter’s impact of the COVID-19 pandemic. Certain loans within our commercial and commercial real estate portfolios have been disproportionately adversely affected by the pandemic. Due to mandatory lockdowns and travel restrictions, certain industries, such as hospitality, travel, food service and restaurants and bars, have suffered as a result of COVID-19. The following table provides information regarding our potential COVID-19 risk concentrations for commercial and commercial real estate loans by industry type at June 30, 2020 (in thousands).

	Commercial and industrial	Paycheck Protection Program	Commercial loans secured by owner occupied real estate	Commercial loans secured by non-owner occupied real estate	Total
1-4 unit residential	$1,528	$—	$195	$4,782	$6,505
Multifamily/apartments/student housing	—	—	309	50,826	51,135
Office	32,380	9,545	9,791	37,171	88,887
Retail	8,406	1,782	19,629	105,085	134,902
Industrial/manufacturing/warehouse	90,727	28,618	17,408	40,112	176,865
Hotels	440	1,287	—	45,721	47,448
Eating and drinking places	878	13,608	4,430	575	19,491
Amusement and recreation	218	100	3,363	52	3,733
Mixed use	—	—	2,798	65,952	68,750
Other	19,802	11,993	28,157	14,974	74,926
Total	$154,379	$66,933	$86,080	$365,250	$672,642
The significant increase from the prior quarter in the concentration within several industries (i.e. hotels, eating and drinking places, retail, office, and industrial/manufacturing/warehouse) relates, primarily, to the origination of Paycheck Protection Program loans to assist businesses within these hardest hit industries.
Paycheck Protection Program
The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) program called the Paycheck Protection Program (PPP). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans.
An eligible business can apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year (if originated prior to June 5, 2020) or five-year (if originated after June 5, 2020) loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers pursuant to standards as defined by the SBA. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining loan proceeds being used for other qualifying expenses such as interest on mortgages, rent, and utilities.
As of June 30, 2020, the Company has originated 437 PPP loans totaling $66.9 million and has recorded a total of $1.0 million of processing fee income and interest income from PPP lending activity.

9.
Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and six month periods ending June 30, 2020 and 2019 (in thousands).
	Three months ended June 30, 2020
	Balance at March 31, 2020	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2020
Commercial	$3,860	$—	$—	$(76)	$3,784
Commercial loans secured by non-owner occupied real estate	3,288	—	7	324	3,619
Real estate-residential mortgage	1,141	(90)	16	149	1,216
Consumer	120	(29)	11	17	119
Allocation for general risk	925	—	—	36	961
Total	$9,334	$(119)	$34	$450	$9,699

	Three months ended June 30, 2019
	Balance at March 31, 2019	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2019
Commercial	$2,614	$—	$—	$(76)	$2,538
Commercial loans secured by non-owner occupied real estate	3,373	—	13	39	3,425
Real estate-residential mortgage	1,213	(10)	68	(53)	1,218
Consumer	125	(88)	12	75	124
Allocation for general risk	782	—	—	15	797
Total	$8,107	$(98)	$93	$—	$8,102

	Six months ended June 30, 2020
	Balance at December 31, 2019	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2020
Commercial	$3,951	$—	$—	$(167)	$3,784
Commercial loans secured by non-owner occupied real estate	3,119	—	21	479	3,619
Real estate-residential mortgage	1,159	(182)	22	217	1,216
Consumer	126	(91)	25	59	119
Allocation for general risk	924	—	—	37	961
Total	$9,279	$(273)	$68	$625	$9,699

	Six months ended June 30, 2019
	Balance at December 31, 2018	Charge- Offs	Recoveries	Provision (Credit)	Balance at June 30, 2019
Commercial	$3,057	$—	$5	$(524)	$2,538
Commercial loans secured by non-owner occupied real estate	3,389	(63)	24	75	3,425
Real estate-residential mortgage	1,235	(71)	76	(22)	1,218
Consumer	127	(170)	30	137	124
Allocation for general risk	863	—	—	(66)	797
Total	$8,671	$(304)	$135	$(400)	$8,102
The Company recorded a $450,000 provision expense for loan losses in the second quarter of 2020 compared to a zero provision recorded in the second quarter of 2019. For the first six months of 2020, the

Company recorded a $625,000 provision expense for loan losses compared to a $400,000 provision recovery recorded in the first six months of 2019, which represents a net unfavorable shift of $1,025,000. The 2020 provision reflects management’s decision to strengthen certain qualitative factors within our allowance for loan losses calculation due to the economic uncertainty caused by the COVID-19 pandemic. The increase in the allowance for the commercial loans secured by non-owner occupied real estate portfolio for both the three and six months ended June 30, 2020 stems from the risk rating downgrades of several hospitality related credits, which have been most significantly impacted by COVID-19. In addition, the growth in the allowance balance for residential mortgage loans is the result of the increased origination activity experienced within this portfolio given the lower interest rate environment. It should be noted that the 100% SBA guarantee on PPP loans minimizes the level of credit risk associated with the loans. As a result, such loans are assigned a 0% risk weight for purposes of calculating the Bank’s risk-based capital ratios. Therefore, it was deemed appropriate to not allocate any portion of the loan loss reserve for the PPP loans for the second quarter of 2020.
For the first six months of 2020, the Company experienced net loan charge-offs of $205,000, or 0.05% of total loans, compared to net loan charge-offs of $169,000, or 0.04% of total loans, in the first six months of 2019. Overall, the Company’s asset quality remains strong as its non-performing assets totaled $3.1 million, or only 0.34% of total loans, at June 30, 2020 and are below industry levels. The allowance for loan losses provided 311% coverage of non-performing assets, and 1.04% of total loans, at June 30, 2020, compared to 397% coverage of non-performing assets, and 1.05% of total loans, at December 31, 2019. The reserve coverage of total loans, excluding PPP loans, is 1.13% (non-GAAP) at June 30, 2020, as compared to 0.91% at June 30, 2019. See the reconciliation of the non-GAAP measure of the reserve coverage of total loans, excluding PPP loans, within the Allowance for Loan Losses section of the MD&A.
The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).
	At June 30, 2020
	Commercial	Commercial Loans Secured by Non-Owner Occupied Real Estate	Real Estate- Residential Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$818	$8	$—	$—		$826
Collectively evaluated for impairment	306,574	365,242	230,509	17,010		919,335
Total loans	$307,392	$365,250	$230,509	$17,010		$920,161
Allowance for loan losses:
Specific reserve allocation	$78	$8	$—	$—	$—	$86
General reserve allocation	3,706	3,611	1,216	119	961	9,613
Total allowance for loan losses	$3,784	$3,619	$1,216	$119	$961	$9,699

	At December 31, 2019
	Commercial	Commercial Loans Secured by Non-Owner Occupied Real Estate	Real Estate- Residential Mortgage	Consumer	Allocation for General Risk	Total
Loans:
Individually evaluated for impairment	$816	$8	$—	$—		$824
Collectively evaluated for impairment	264,761	363,627	235,239	18,255		881,882
Total loans	$265,577	$363,635	$235,239	$18,255		$882,706
Allowance for loan losses:
Specific reserve allocation	$84	$8	$—	$—	$—	$92
General reserve allocation	3,867	3,111	1,159	126	924	9,187
Total allowance for loan losses	$3,951	$3,119	$1,159	$126	$924	$9,279
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
	June 30, 2020
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$818	$78	$—	$818	$818
Commercial loans secured by non-owner occupied real estate	8	8	—	8	30
Total impaired loans	$826	$86	$—	$826	$848

	December 31, 2019
	Impaired Loans with Specific Allowance		Impaired Loans with no Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial	$816	$84	$—	$816	$816
Commercial loans secured by non-owner occupied real estate	8	8	—	8	30
Total impaired loans	$824	$92	$—	$824	$846
The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).
	Three months ended June 30,		Six months ended June 30,
Average loan balance:	2020	2019	2020	2019
Commercial	$826	$375	$822	$250
Commercial loans secured by non-owner occupied real estate	8	11	8	11
Average investment in impaired loans	$834	$386	$830	$261
Interest income recognized:
Commercial	$10	$4	$22	$4
Commercial loans secured by non-owner occupied real estate	—	—	—	—
Interest income recognized on a cash basis on impaired loans	$10	$4	$22	$4
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
	June 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$209,144	$725	$11,443	$—	$221,312
Commercial loans secured by owner occupied real estate	83,485	1,306	1,289	—	86,080
Commercial loans secured by non-owner occupied real estate	363,682	—	1,560	8	365,250
Total	$656,311	$2,031	$14,292	$8	$672,642

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$161,147	$853	$11,922	$—	$173,922
Commercial loans secured by owner occupied real estate	88,942	1,384	1,329	—	91,655
Commercial loans secured by non-owner occupied real estate	362,027	—	1,600	8	363,635
Total	$612,116	$2,237	$14,851	$8	$629,212
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
	June 30, 2020
	Performing	Non-Performing	Total
Real estate – residential mortgage	$228,213	$2,296	$230,509
Consumer	17,010	—	17,010
Total	$245,223	$2,296	$247,519

	December 31, 2019
	Performing	Non-Performing	Total
Real estate – residential mortgage	$233,760	$1,479	$235,239
Consumer	18,255	—	18,255
Total	$252,015	$1,479	$253,494
Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans (in thousands).

	June 30, 2020
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial	$221,251	$40	$21	$—	$61	$221,312	$—
Commercial loans secured by owner occupied real estate	85,267	—	813	—	813	86,080	—
Commercial loans secured by non-owner occupied real estate	365,250	—	—	—	—	365,250	—
Real estate – residential mortgage	224,654	1,792	967	3,096	5,855	230,509	1,581
Consumer	16,988	17	5	—	22	17,010	—
Total	$913,410	$1,849	$1,806	$3,096	$6,751	$920,161	$1,581

	December 31, 2019
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due	Total Past Due	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial	$173,922	$—	$—	$—	$—	$173,922	$—
Commercial loans secured by owner occupied real estate	91,538	117	—	—	117	91,655	—
Commercial loans secured by non-owner occupied real estate	363,635	—	—	—	—	363,635	—
Real estate — residential mortgage	231,022	2,331	864	1,022	4,217	235,239	—
Consumer	18,190	42	23	—	65	18,255	—
Total	$878,307	$2,490	$887	$1,022	$4,399	$882,706	$—
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
10.
Non-Performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):
	June 30, 2020	December 31, 2019
Non-accrual loans
Commercial and industrial	$21	$—
Commercial loans secured by non-owner occupied real estate	8	8
Real estate-residential mortgage	2,296	1,479
Total	2,325	1,487
Other real estate owned
Real estate-residential mortgage	—	37
Total	—	37
TDR’s not in non-accrual
Commercial and industrial	797	815
Total	797	815
Total non-performing assets including TDR	$3,122	$2,339
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.34%	0.26%
The Company had $1,581,000 of loans at June 30, 2020 compared to no loans at December 31, 2019 past due 90 days or more which were accruing interest.
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
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest income due in accordance with original terms	$21	$14	$38	$29
Interest income recorded	—	—	—	—
Net reduction in interest income	$21	$14	$38	$29
Consistent with accounting and regulatory guidance, the Bank recognizes a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Bank’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan.
The Company had no loans modified as TDRs during the three-month period ending June 30, 2020. The following table details the loan modified as a TDR during the six-month period ended June 30, 2020 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$750	Subsequent modification of a TDR — extension of maturity date with a below market interest rate
The following table details the loan modified as a TDR during the three and six month periods ended June 30, 2019 (dollars in thousands).
Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$750	Extension of maturity date with a below market interest rate
All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed. The specific ALL reserve for loans modified as TDRs was $84,000 and $92,000 as of June 30, 2020 and December 31, 2019, respectively.
The Company had no loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2019 and 2018 (six month periods) and April 1, 2019 and 2018 (three month periods), respectively, and that subsequently defaulted during these reporting periods.
The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.
Loan Modifications Related to COVID-19
Under section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes and reporting the loan as past due. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.
In response to the COVID-19 pandemic, the Company has prudently executed loan modifications for existing loan customers. The following table presents information regarding loans which were subject to a loan modification related to COVID-19, as of June 30, 2020. Note that the percentage of outstanding loans presented below was calculated based on loan totals excluding PPP loans. Management believes that this method more accurately reflects the concentration of COVID-19 related modifications within the loan portfolio.
	Balance	% of Outstanding Non-PPP Loans
	(in thousands)
CRE/Commercial	$190,276	30.4%
Home Equity/Consumer	5,890	6.0
Residential Mortgage	3,839	2.8
Total	$200,005	23.2
The balance of loan modifications related to COVID-19 at June 30, 2020 represents a decrease of $11.2 million, or 5.3%, from the balance of loans modified for COVID-19 reported in the first quarter 2020 10-Q which totaled $211 million.

Requested modifications primarily consist of the deferral of principal and/or interest payments for a period of three to six months and maturity date extensions. The following table presents the composition of the types of payment relief that have been granted.
	Number of Loans	Balance
		(in thousands)
Type of Payment Relief
Interest only payments	83	$87,881
Complete payment deferrals	296	103,378
Maturity date extensions	4	8,746
Total	383	$200,005
Management is carefully monitoring asset quality with a particular focus on customers that have requested payment deferrals during this difficult economic time. The Asset Quality Task Force is meeting monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers.
11.
Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):
	At June 30, 2020
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$7,558	0.39%
Advances	2020	10,187	1.45
	2021	11,496	1.92
	2022	20,888	2.03
	2023	15,568	1.59
	2024	4,197	1.19
Total advances		62,336	1.75
Total FHLB borrowings		$69,894	1.60%

	At December 31, 2019
Type	Maturing	Amount	Weighted Average Rate
Open Repo Plus	Overnight	$22,412	1.81%
Advances	2020	18,729	1.75
	2021	9,496	2.28
	2022	17,838	2.21
	2023	5,568	2.48
	2024	2,037	1.86
Total advances		53,668	2.08
Total FHLB borrowings		$76,080	2.00%
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
Many of our leases include both lease (e.g., minimum rent payments) and non-lease components, such as common area maintenance charges, utilities, real estate taxes, and insurance. The Company has elected to account for the variable non-lease components separately from the lease component. Such variable non-lease components are reported in net occupancy expense on the Consolidated Statements of Operations when incurred. These variable non-lease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets. The following table presents the lease cost associated with both operating and financing leases for the three and six month periods ending June 30, 2020 and 2019 (in thousands).
	Three months ended June 30,		Six months ended June 30,
Lease cost	2020	2019	2020	2019
Financing lease cost:
Amortization of right-of-use asset	$68	$65	$135	$129
Interest expense	28	29	57	59
Operating lease cost	29	29	58	58
Total lease cost	$125	$123	$250	$246
Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at June 30, 2020 and December 31, 2019.
	June 30, 2020		December 31, 2019
	Operating	Financing	Operating	Financing
Weighted-average remaining term (years)	11.6	16.6	11.9	17.1
Weighted-average discount rate	3.47%	3.58%	3.46%	3.60%
The following table presents the undiscounted cash flows due related to operating and financing leases, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets (in thousands).

June 30, 2020
	Operating	Financing
Undiscounted cash flows due:
Within 1 year	$119	$295
After 1 year but within 2 years	117	289
After 2 years but within 3 years	75	291
After 3 years but within 4 years	69	264
After 4 years but within 5 years	69	252
After 5 years	556	2,882
Total undiscounted cash flows	1,005	4,273
Discount on cash flows	(184)	(1,147)
Total lease liabilities	$821	$3,126

December 31, 2019
	Operating	Financing
Undiscounted cash flows due:
Within 1 year	$118	$296
After 1 year but within 2 years	120	275
After 2 years but within 3 years	98	277
After 3 years but within 4 years	69	274
After 4 years but within 5 years	69	236
After 5 years	589	3,007
Total undiscounted cash flows	1,063	4,365
Discount on cash flows	(198)	(1,202)
Total lease liabilities	$865	$3,163
Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of June 30, 2020, the Company had no short-term leases. As of December 31, 2019, the Company had one short-term equipment lease which it elected to not record on the Consolidated Balance Sheets.
13.
Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$2,639	$(17,469)	$(14,830)	$(16)	$(14,266)	$(14,282)
Other comprehensive income (loss) before reclassifications	759	(512)	247	1,438	29	1,467
Amounts reclassified from accumulated other comprehensive loss	—	512	512	(24)	289	265
Net current period other comprehensive income	759	—	759	1,414	318	1,732
Ending balance	$3,398	$(17,469)	$(14,071)	$1,398	$(13,948)	$(12,550)

(1)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)	Net Unrealized Gains and (Losses) on Investment Securities AFS(1)	Defined Benefit Pension Items(1)	Total(1)
Beginning balance	$1,715	$(17,886)	$(16,171)	$(1,409)	$(12,816)	$(14,225)
Other comprehensive income (loss) before reclassifications	1,683	(607)	1,076	2,831	(1,710)	1,121
Amounts reclassified from accumulated other comprehensive loss	—	1,024	1,024	(24)	578	554
Net current period other comprehensive income (loss)	1,683	417	2,100	2,807	(1,132)	1,675
Ending balance	$3,398	$(17,469)	$(14,071)	$1,398	$(13,948)	$(12,550)

(1)
Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the three months ended June 30, 2020	For the three months ended June 30, 2019	Affected line item in the consolidated statement of operations
Realized gains on sale of securities	$—	$(30)	Net realized gains on investment securities
	—	6	Provision for income tax expense
	$—	$(24)	Net of tax
Amortization of estimated defined benefit pension plan loss(2)	$648	$366	Other expense
	(136)	(77)	Provision for income tax expense
	$512	$289	Net of tax
Total reclassifications for the period	$512	$265	Net income

(1)
Amounts in parentheses indicate credits.

(2)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 18 for additional details).

	Amount reclassified from accumulated other comprehensive loss(1)
Details about accumulated other comprehensive loss components	For the six months ended June 30, 2020	For the six months ended June 30, 2019	Affected line item in the consolidated statement of operations
Realized gains on sale of securities	$—	$(30)	Net realized gains on investment securities
	—	6	Provision for income tax expense
	$—	$(24)	Net of tax
Amortization of estimated defined benefit pension plan loss(2)	$1,296	$732	Other expense
	(272)	(154)	Provision for income tax expense
	$1,024	$578	Net of tax
Total reclassifications for the period	$1,024	$554	Net income

(1)
Amounts in parentheses indicate credits.

(2)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 18 for additional details).

14.
Regulatory Capital

The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. For a more detailed discussion, see the Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2020, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table (in thousands, except ratios).
	At June 30, 2020
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$134,705	13.19%	$122,010	12.01%	8.00%	10.00%
Common Equity Tier 1 (To Risk Weighted Assets)	104,731	10.26	111,453	10.97	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	116,626	11.42	111,453	10.97	6.00	8.00
Tier 1 Capital (To Average Assets)	116,626	9.54	111,453	9.22	4.00	5.00
	At December 31, 2019
	COMPANY		BANK		MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO
Total Capital (To Risk Weighted Assets)	$132,544	13.49%	$119,477	12.23%	8.00%	10.00%
Common Equity Tier 1 (To Risk Weighted Assets)	102,841	10.47	109,173	11.17	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,729	11.68	109,173	11.17	6.00	8.00
Tier 1 Capital (To Average Assets)	114,729	9.87	109,173	9.50	4.00	5.00

*
Applies to the Bank only.

Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.37% (non-GAAP) at June 30, 2020. See the reconciliation of the tangible common equity ratio under the Balance Sheet section of the MD&A.
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
The following table summarizes the interest rate swap transactions that impacted the Company’s first six months of 2020 and 2019 performance (in thousands, except percentages).
At June 30, 2020
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$32,866	3.37%	MONTHLY	$(179)
SWAP LIABILITIES	FAIR VALUE	(32,866)	(3.37)	MONTHLY	179
NET EXPOSURE		—	—		—
At June 30, 2019
	HEDGE TYPE	AGGREGATE NOTIONAL AMOUNT	WEIGHTED AVERAGE RATE RECEIVED/(PAID)	REPRICING FREQUENCY	INCREASE (DECREASE) IN INTEREST EXPENSE
SWAP ASSETS	FAIR VALUE	$22,628	4.78%	MONTHLY	$16
SWAP LIABILITIES	FAIR VALUE	(22,628)	(4.78)	MONTHLY	(16)
NET EXPOSURE		—	—		—
The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at June 30, 2020 and 2019. None of the Company’s derivatives are designated as hedging instruments.
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
The contribution of the major business segments to the Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):
	Three months ended June 30, 2020		Six months ended June 30, 2020
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$12,385	$2,755	$23,833	$5,279
Wealth management	2,484	476	5,052	963
Investment/Parent	(1,629)	(1,812)	(3,062)	(3,414)
Total	$13,240	$1,419	$25,823	$2,828

	Three months ended June 30, 2019		Six months ended June 30, 2019
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$11,535	$2,882	$22,628	$5,830
Wealth management	2,440	444	4,857	888
Investment/Parent	(1,257)	(1,534)	(2,505)	(3,048)
Total	$12,718	$1,792	$24,980	$3,670

17.
Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $237.7 million and $195.5 million along with standby letters of credit of $13.7 million and $14.7 million as of June 30, 2020 and December 31, 2019, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.
Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
18.
Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$441	$374	$882	$748
Interest cost	319	402	638	804
Expected return on plan assets	(817)	(762)	(1,634)	(1,524)
Recognized net actuarial loss	648	366	1,296	732
Net periodic pension cost	$591	$380	$1,182	$760
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
The fair values of the interest rate swaps used for interest rate risk management are based on an external derivative valuation model using data inputs from similar transactions as of the valuation date and classified Level 2.

The following table presents the assets and liability measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy (in thousands).
	Fair Value Measurements at June 30, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities	$391	$391	$—	$—
Available for sale securities:
US Agency	3,357	—	3,357	—
US Agency mortgage-backed securities	76,038	—	76,038	—
Municipal	16,308	—	16,308	—
Corporate bonds	47,656	—	47,656	—
Fair value swap assets	3,785	—	3,785	—
Fair value swap liabilities	(3,785)	—	(3,785)	—
	Fair Value Measurements at December 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities	$366	$366	$—	$—
Available for sale securities:
US Agency	5,116	—	5,116	—
US Agency mortgage-backed securities	81,633	—	81,633	—
Municipal	15,170	—	15,170	—
Corporate bonds	39,830	—	39,830	—
Fair value swap assets	959	—	959	—
Fair value swap liabilities	(959)	—	(959)	—
Assets Measured and Recorded on a Non-Recurring Basis
Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At June 30, 2020, impaired loans with a carrying value of $266,000 were reduced by a specific valuation allowance totaling $8,000 resulting in a net fair value of $258,000. At December 31, 2019, impaired loans with a carrying value of $263,000 were reduced by a specific valuation allowance totaling $8,000 resulting in a net fair value of $255,000.
Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.
Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):
	Fair Value Measurements at June 30, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$258	$—	$—	$258
	Fair Value Measurements at December 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$255	$—	$—	$255
Other real estate owned	37	—	—	37

June 30, 2020	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range(Wgtd Avg)
Impaired loans	$258	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 100% (3%)
December 31, 2019	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range(Wgtd Avg)
Impaired loans	$255	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 100% (3)%
Other real estate owned	37	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses	0% to 57% (38%) 21% to 134% (30%)

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
The estimated fair values based on US GAAP measurements and recorded carrying values at June 30, 2020 and December 31, 2019, for the remaining financial instruments not required to be measured or reported at fair value were as follows (in thousands):
	June 30, 2020
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Investment securities – HTM	$41,549	$43,989	$—	$40,995	$2,994
Loans held for sale	8,189	8,359	8,359	—	—
Loans, net of allowance for loan loss and unearned income	910,462	919,636	—	—	919,636
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$717,252	$729,128	$—	$—	$729,128
Deposits with stated maturities	315,781	319,744	—	—	319,744
All other borrowings(1)	82,820	89,225	—	—	89,225

	December 31, 2019
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Investment securities – HTM	$39,936	$41,082	$—	$38,129	$2,953
Loans held for sale	4,868	4,970	4,970	—	—
Loans, net of allowance for loan loss and unearned income	873,427	873,908	—	—	873,908
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$651,469	$631,023	$—	$—	$631,023
Deposits with stated maturities	309,044	310,734	—	—	310,734
All other borrowings(1)	74,134	76,323	—	—	76,323

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
20.
Risks and Uncertainties

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Company’s customers. The pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, and consumer spending has resulted in less economic activity, lower equity market valuations, and significant volatility and disruption in the financial markets. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory, and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees, and vendors. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees, and communities during this difficult time.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

…..2020 SECOND QUARTER SUMMARY OVERVIEW…..AmeriServ reported second quarter 2020 net income of $1,419,000, or $0.08 per share. This represents a 20.8%, or $373,000, decrease from the second quarter of 2019 when net income totaled $1,792,000, or $0.10 per share.
AmeriServ’s second quarter of 2020 was stable with the first quarter of 2020 when we reported net income of $1,409,000, or also $0.08 per diluted share. The second quarter of 2020 was perhaps one of the most unique in the history of this community financial institution. The economy was in a lockdown environment in April and May due to the coronavirus pandemic event. Then, in mid-June, a partial reopening of the economy began in a controlled fashion.
We believe that AmeriServ has responded quite positively to this recent series of unusual events. AmeriServ has participated fully in the Paycheck Protection Program (PPP) which the U.S. Treasury has developed. The bank has closed approximately $67 million of PPP loans to small and mid-sized businesses, which we believe supports over 11,000 jobs throughout the region. This effort by the AmeriServ team required long hours and close coordination with the borrowers to obtain the official guaranty acceptance of the Small Business Administration. While guaranteed by the federal government, the funds have been provided by AmeriServ’s depositors resulting in a more than $40 million increase in AmeriServ’s loan portfolio since December 31, 2019. We are very proud of the work of the AmeriServ team during this pandemic and have numerous notes of appreciation from these often struggling borrowers.
The Administration, Congress, and Federal Reserve System have introduced a number of economic stimulus programs. The result has been an increase in AmeriServ’s deposit totals in excess of $70 million since December 31, 2019. These additional deposits are available to support economic recovery wherever AmeriServ is active and also serves to strengthen the liquidity base of AmeriServ.
It is also important to remember that AmeriServ’s Trust Company subsidiary serves as the Trustee for the Employee Real Estate Construction Trust Funds. Better known as the ERECT Funds, the funds have been quite active in Western Pennsylvania and Eastern Ohio. In just the first six months of 2020 they have activated real estate development projects valued at over $76 million. These projects are providing craft union jobs which generate nearly $27 million in estimated wages and benefits.
AmeriServ has continued to provide premier banking and wealth management products and services wherever the AmeriServ sign hangs. During the lockdown period, customers were able to be served through drive-up facilities and automated teller machines. A surprising number of customers of all ages elected to use AmeriServ’s online banking services. Finally, in June, after providing a suitable and safe personal health environment for both customers and employees, bank lobbies began to reopen. There continues to be restrictions but it does seem that almost everyone is recognizing the need for unusual care while the pandemic event continues.
The AmeriServ residential mortgage function has been extremely busy during the second quarter. The Federal Reserve action to reduce interest rates has resulted in this busy time. Customer and prospective customer interest is very strong throughout AmeriServ’s retail banking offices but also in our mortgage underwriting system which services the Pennsylvania State Education Association (PSEA) members throughout the state of Pennsylvania. The result is that in the first half of 2020 the AmeriServ mortgage team has closed over $55 million of new mortgages, which is an increase of 155% over the first half of 2019. This is an important positive, for a much needed economic recovery to further strengthen the communities we serve.
AmeriServ’s wealth management subsidiary continued to demonstrate strong performance as total assets under management and administration continued to grow during the second quarter of 2020. These have been volatile times in the equity and fixed income markets but by combining the latest in technology with time tested investment market knowledge this subsidiary grows stronger each year. Following two consecutive record years, our wealth management subsidiary has now finished the quarter with the second strongest first six months of after tax net income on record.

All of this is not to say that there are not more than a few challenges to address. We do understand the strategy of the Federal Reserve in reducing interest rates. Their goal is to keep markets functioning and to lessen the debt service requirements of all levels of government. However, the strategy is not without victims. The victims include the thrifty consumers who are denied an appropriate level of interest on their savings, on pension funds who are challenged in meeting their obligations to retirees and, of course, community banks by shrinking net interest income thus limiting growth in internally generated capital. The real negative in this strategy is the continuing decline in the number of healthy community banks in America, for it is the community banks that keep Main Street healthy while the mega banks support Wall Street.
AmeriServ has chosen to maintain a relatively conservative balance sheet. AmeriServ’s capital ratios are well above Federal Reserve requirements. As mentioned previously, the governmental economic stimulus programs have resulted in increased liquidity. This increase enables AmeriServ to respond to borrowers needs when the opportunity arises. It has been customary for AmeriServ’s business lenders to maintain rigorous underwriting standards. The emphasis on quality lending opportunities has enabled AmeriServ to experience a lower level of loan charge offs than the banking industry averages reveal.
All of this says very simply that in volatile times like these, it is best to adhere to the time tested rules for community financial institutions. We do have concern for our stakeholders, including our core customer group, many of whom are suffering from forces far beyond their ability to control. We do believe that every strong local community financial institution is a vital part of this dynamic and widespread total economy. The Board, management team and every AmeriServ banker understands today’s challenges.
THREE MONTHS ENDED JUNE 30, 2020 VS. THREE MONTHS ENDED JUNE 30, 2019
…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).
	Three months ended June 30, 2020	Three months ended June 30, 2019
Net income	$1,419	$1,792
Diluted earnings per share	0.08	0.10
Return on average assets (annualized)	0.46%	0.61%
Return on average equity (annualized)	5.63%	7.24%
The Company reported net income of $1,419,000, or $0.08 per diluted common share. This earnings performance represents a $373,000, or 20.8%, decrease from the second quarter of 2019 when net income totaled $1,792,000, or $0.10 per diluted common share. AmeriServ Financial, Inc. again reported sound earnings in the second quarter of 2020 while navigating through the challenges presented by the COVID-19 pandemic and the resultant economic shutdown. The decline in earnings between years is due to our decision to further strengthen our allowance for loan losses given the economic uncertainty resulting from the pandemic.
…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is effected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the second quarter of 2020 to the second quarter of 2019 (in thousands, except percentages):
	Three months ended June 30, 2020	Three months ended June 30, 2019	$ Change	% Change
Interest income	$12,061	$12,765	$(704)	(5.5)%
Interest expense	2,588	3,704	(1,116)	(30.1)
Net interest income	$9,473	$9,061	$412	4.5
Net interest margin	3.30%	3.30%	0.00%	N/M

N/M — not meaningful

The Company’s net interest income in the second quarter of 2020 increased by $412,000, or 4.5%, from the prior year’s second quarter. The Company’s net interest margin of 3.30% for the second quarter of 2020 remained unchanged from the second quarter of 2019. The second quarter of 2020 represented the first full quarter’s impact of the COVID-19 pandemic in the financial services industry. An economic shut down experienced for the majority of the second quarter along with a record low interest rate environment continued to pressure earning asset margins. The unfavorable impact to the net interest margin was somewhat offset by a sharply higher level of loan fees and interest income due to the Company’s participation in the Payroll Protection Program (PPP), which was created under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The PPP initiative along with other government sponsored programs established to stimulate the economy resulted in the Company experiencing robust growth on both sides of the balance sheet as total loans and total deposits are at record levels. Note that without the impact of the additional income from the PPP lending activity and the corresponding increase to total deposits from the government related assistance programs, the net interest margin would have been approximately 3.10% (non-GAAP) in the second quarter of 2020, which clearly reflects the net interest margin challenges that this record low interest rate environment has created. The following table sets forth the calculation of this non-GAAP financial measure (in thousands, except percentages).
Three months ended June 30, 2020
Tax-equivalent net interest income(1)	$37,606
Average earning assets	1,140,275
Net interest margin	3.30%
Net interest margin, excluding PPP lending activity and corresponding increase in total deposits from government related assistance programs:
Tax-equivalent net interest income(1)	$37,606
PPP loan income(1)	(4,123)
Borrowings expense to fund PPP loans(1)	353
Non-GAAP tax-equivalent net interest income	33,836
Average earning assets	1,140,275
Average PPP loans	(48,610)
Non-GAAP average earning assets	1,091,665
Non-GAAP net interest margin	3.10%

(1)
Value is annualized

Total interest earning assets increased in the second quarter of 2020 due to growth in total loans and short-term investments which more than offset total investment securities decreasing. Both non-interest and interest bearing deposits increased resulting in less reliance on higher cost borrowed funds. Effective management of our funding costs along with the downward repricing of certain interest bearing liabilities tied to market indexes resulted in total interest expense decreasing between years. The decrease to total interest expense more than offset the decrease in total interest income resulting in the increase to net interest income.
Total loans reached a record level and averaged $913 million in the second quarter of 2020 which was $29.2 million, or 3.3%, higher than the $883 million average for the second quarter of 2019. The growth in total loans was due primarily to the Company’s participation in the Paycheck Protection Program as normal commercial lending activity decreased significantly due to the economic shutdown. Overall, as of June 30, 2020, the Company has processed 437 PPP loans totaling $67 million to assist small businesses and our markets in this difficult economy. The Company has recorded a total of $1.0 million of processing fee income and interest income from PPP lending activity in the second quarter. Residential mortgage loan activity is exceptionally strong given the lower interest rate environment. Total residential mortgage loan production was more than double the production level achieved in the second quarter of 2019, increasing by

151%. In addition, the Company is also encouraged that commercial loan pipelines have recently rebounded and are currently approaching levels that are similar to where they were prior to the pandemic. Even though total average loans increased compared to the same period last year and loan interest income was enhanced by the PPP revenue, loan interest and fee income decreased by $546,000, or 5.0%, between the second quarter of 2020 and last year’s second quarter. The lower loan interest income reflects the challenges presented from the lower interest rate environment as new loans originated at lower yields and certain loans tied to LIBOR or the prime rate repriced downward as both of these indices have moved down with the Federal Reserve’s decision to decrease the target federal funds interest rate three times in the second half of 2019, and more significantly, twice in March of this year.
Total investment securities averaged $187 million in the second quarter of 2020 which is $12.3 million, or 6.1%, lower than the $200 million average for the second quarter of 2019. The Company continues to be selective when purchasing the more typical types of securities that have been purchased historically as the market is less favorable given the differences in the position and shape of the U.S. Treasury yield curve from the prior year. The Company was active during the second quarter of 2020 purchasing corporate securities, particularly subordinated debt issued by other financial institutions. Subordinated debt offers higher yields than the typical types of securities in which we invest and is particularly attractive given the current low interest rate environment and flat shape of the yield curve. Management believes it to be prudent to increase our investments in bank subordinated debt in a gradual and diversified manner given our familiarity with the banking industry and the heavily regulated nature of the industry combined with our intensive due diligence process. Interest income on investment securities decreased between the second quarter of 2020 and the second quarter of 2019 by $191,000, or 11.2%.
Our liquidity position is exceptionally strong due to the significant influx of deposits that resulted from the government stimulus programs and reduced customer spending activity due to the shutdown of the economy. As a result, average short-term investments increased by $31.4 million in the second quarter of 2020 when compared to the second quarter of 2019. Therefore, the challenge existed to profitably deploy this excess in short-term assets, to which management has responded by utilizing the commercial paper market. Interest income on short-term investments increased $37,000, or 62.7%. Overall, total interest income decreased by $704,000, or 5.5%, between the second quarter of 2020 and the second quarter of 2019.
Total interest expense for the second quarter of 2020 decreased by $1.1 million, or 30.1%, when compared to the second quarter of 2019, due to lower levels of both deposit and borrowing interest expense. Deposit interest expense in the second quarter of 2020 was lower by $998,000, or 34.8%, compared to the second quarter of 2019. Total deposits grew significantly during the second quarter of 2020 to reach a record level, averaging $1.036 billion for the quarter, which is $55.5 million, or 5.7%, higher than the 2019 second quarter average. This robust growth between years is the result of consumers’ behavior to: 1.) deposit their PPP funds into deposit accounts, 2.) deposit government stimulus checks into the bank and 3.) keep higher balances in their accounts since they are not able to spend as much as they otherwise would because of the COVID-19 pandemic’s impact to the economy and our community. In addition, the Company’s loyal core deposit base continues to be a source of strength for the Company during periods of market volatility. Management prudently and effectively executed several deposit product pricing decreases given the declining interest rate environment and the corresponding downward pressure that these falling interest rates have on the net interest margin. As a result, the Company experienced deposit cost relief. Specifically, the Company’s average cost of interest bearing deposits declined by 51 basis points since the second quarter of 2019 and averaged 0.88% in the second quarter of 2020. Also offsetting a portion of the net interest margin pressure from the lower national interest rates is a significant portion of the deposit growth occurred in non-interest bearing demand deposits. Overall, total deposit cost, including demand deposits, averaged 0.73% in the second quarter of 2020 as compared to 1.19% in the second quarter of 2019. The Company’s loan to deposit ratio averaged 88.1% in the second quarter of 2020 which we believe indicates that the Company is well positioned to continue assisting our customers given the impact that the COVID-19 pandemic is having on the economy and has ample capacity to grow its loan portfolio as opportunities arise.
The Company experienced a $118,000, or 14.1%, decrease in the interest cost of borrowings in the second quarter of 2020 when compared to the second quarter of 2019. The decline is a result of lower total average borrowings between years combined with the impact from the Federal Reserve’s actions to decrease interest rates since the middle of 2019 and the impact that these rate decreases had on the cost of overnight borrowed funds and the replacement of matured FHLB term advances. The total 2020 second quarter average term advance borrowings balance increased by approximately $9.2 million, or 18.2%, when compared to the second quarter of 2019 as the Company took advantage of the lower yield curve and its flat shape to prudently extend borrowings. As a result, the combined growth of average FHLB term advances and total average deposits resulted in total average overnight borrowed funds decreasing between years by $16.1 million, or 79.2%, for the quarter. Overall, the 2020 second quarter average of total FHLB borrowed funds was $64.0 million, which represents a decrease of $6.9 million, or 9.7%, from the 2019 second quarter.
The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2020 and 2019 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received.Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields(non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended June 30, 2020 and 2019 was $6,000, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.
Three months ended June 30 (In thousands, except percentages)
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$912,541	$10,454	4.55%	$883,315	$11,000	4.94%
Short-term investments and bank deposits	40,446	99	0.97	6,833	66	3.79
Investment securities – AFS	145,579	1,159	3.20	158,579	1,314	3.34
Investment securities – HTM	41,709	355	3.35	40,982	391	3.73
Total investment securities	187,288	1,514	3.24	199,561	1,705	3.42
Total interest earning assets/interest income	1,140,275	12,067	4.22	1,089,709	12,771	4.66
Non-interest earning assets:
Cash and due from banks	17,586			19,367
Premises and equipment	18,545			18,795
Other assets	70,657			63,251
Allowance for loan losses	(9,373)			(8,184)
TOTAL ASSETS	$1,237,690			$1,182,938
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$172,786	$118	0.29%	$169,029	$424	1.01%
Savings	102,505	34	0.13	97,884	41	0.17
Money markets	230,863	212	0.37	235,058	662	1.13
Time deposits	346,314	1,505	1.75	323,080	1,740	2.16
Total interest bearing deposits	852,468	1,869	0.88	825,051	2,867	1.39
Short-term borrowings	4,245	4	0.34	20,363	136	2.64
Advances from Federal Home Loan Bank	59,786	276	1.86	50,571	261	2.07
Guaranteed junior subordinated deferrable interest debentures	13,085	281	8.57	13,085	281	8.60
Subordinated debt	7,650	130	6.80	7,650	130	6.80
Lease liabilities	3,977	28	2.84	4,188	29	2.81

	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Total interest bearing liabilities/interest expense	941,211	2,588	1.10	920,908	3,704	1.61
Non-interest bearing liabilities:
Demand deposits	183,352			155,250
Other liabilities	11,791			7,409
Shareholders’ equity	101,336			99,371
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,237,690			$1,182,938
Interest rate spread			3.12			3.05
Net interest income/ Net interest margin (non-GAAP)	9,479	3.30%			9,067	3.30%
Tax-equivalent adjustment	(6)				(6)
Net Interest Income (GAAP)	$9,473				$9,061

…..PROVISION FOR LOAN LOSSES…..The Company recorded a $450,000 provision expense for loan losses in the second quarter of 2020 as compared to a zero provision in the second quarter of 2019. The 2020 provision expense reflects management’s decision to strengthen certain qualitative factors within our allowance of loan losses calculation due to the economic uncertainty caused by the COVID-19 pandemic. The Company’s asset quality continues to remain strong as evidenced by low levels of loan delinquency, net loan charge-offs and non-performing assets. The Company experienced net loan charge-offs of $85,000, or 0.04% of total loans, in the 2020 second quarter compared to net loan charge-offs of $5,000, or 0.00% of total loans, in the second quarter of 2019. Non-performing assets totaled $3.1 million, or only 0.34% of total loans, at June 30, 2020. In summary, the allowance for loan losses provided 311% coverage of non-performing assets, and was 1.04% of total loans, at June 30, 2020, compared to 397% coverage of non-performing assets, and 1.05% of total loans, at December 31, 2019. The reserve coverage of total loans, excluding PPP loans, was 1.13% (non-GAAP) at June 30, 2020, compared to 0.91% at June 30, 2019. See the reconciliation of the non-GAAP measure of the reserve coverage of total loans, excluding PPP loans, within the Allowance for Loan Losses Section of the MD&A.
…..NON-INTEREST INCOME….. Non-interest income for the second quarter of 2020 totaled $3.8 million and increased $110,000, or 3.0%, from the second quarter 2019 performance. Factors contributing to this higher level of non-interest income for the quarter included:
•
a $228,000 increase in income from residential mortgage loan sales into the secondary market due to the strong level of residential mortgage loan production in the second quarter of 2020. Additionally, there was also a $68,000 increase in mortgage related fee income;

•
a $141,000 decrease in service charges on deposit accounts as the shutdown of the economy significantly decreased consumer spending activity based fees such as deposit service charges, including overdraft fees;

•
a $90,000 decrease in other income after the bank recognized additional income in 2019 from a Visa promotion. Also, foreign ATM fees and interchange income are both lower due to the decreased consumer spending activity this year; and

•
a $52,000 increase in wealth management fees due to an improved level of fee income from the financial services business unit. In addition, the entire wealth management division has been resilient and performed well in spite of the volatility of the markets and a major market value decline that occurred in late March. The wealth management division has continued the effective execution of managing client accounts.

…..NON-INTEREST EXPENSE….. Non-interest expense for the second quarter of 2020 totaled $11.0 million and increased by $550,000, or 5.3%, from the prior year’s second quarter. Factors contributing to the higher level of non-interest expense for the quarter included:
•
a $271,000 increase in salaries & benefits expense due to pension expense increasing between years. This significant increase to pension expense results from the unfavorable impact that the lower interest rate environment has on the discount rates that are used to revalue the defined benefit pension obligation each year. In addition, the higher salaries & benefits expense is also due to increased health care costs and greater commissions earned as a result of increased residential mortgage loan production;
•
an $84,000 increase in other expense due to higher software related costs, additional funding of the unfunded commitment reserve and an additional charge for fraud loss;

•
an $82,000 increase in supplies expense related to costs incurred for personal protective equipment to keep our employees and customers safe during the COVID-19 pandemic. In addition, software related costs contributed to the increase in other expense;

•
an $82,000 increase in professional fees resulted from higher appraisal fees due to the significantly higher level of residential mortgage loan production, higher legal fees related to PPP loan processing, and a higher level of outside professional services; and

•
a $50,000 increase in FDIC insurance expense as this line item returned to a more normal level after the credit from the application of the Small Bank Assessment Credit regulation expired.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $365,000, or an effective tax rate of 20.5%, in the second quarter of 2020. This compares to an income tax expense of $470,000, or an effective tax rate of 20.8%, for the second quarter of 2019.
SIX MONTHS ENDED JUNE 30, 2020 VS. SIX MONTHS ENDED JUNE 30, 2019
…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).
	Six months ended June 30, 2020	Six months ended June 30, 2019
Net income	$2,828	$3,670
Diluted earnings per share	0.17	0.21
Return on average assets (annualized)	0.47%	0.63%
Return on average equity (annualized)	5.66%	7.53%
For the six-month time period ended June 30, 2020, the Company reported net income of $2,828,000, or $0.17 per diluted common share. This earnings performance was an $842,000, or 22.9%, decline from the six-month period of 2019 where net income totaled $3,670,000, or $0.21 per diluted common share. The earnings per share performance for the six-month period of 2020 decreased 19.1% when compared to the six-month period of 2019.
…..NET INTEREST INCOME AND MARGIN…..The following table compares the Company’s net interest income performance for the first six months of 2020 to the first six months of 2019 (in thousands, except percentages):
	Six months ended June 30, 2020	Six months ended June 30, 2019	$ Change	% Change
Interest income	$24,005	$24,929	$(924)	(3.7)%
Interest expense	5,781	7,211	(1,430)	(19.8)
Net interest income	$18,224	$17,718	$506	2.9
Net interest margin	3.26%	3.27%	(0.01)	N/M

N/M — not meaningful
The Company’s net interest income in the first six months of 2020 increased by $506,000, or 2.9%, when compared to the first six months of 2019. The Company’s net interest margin of 3.26% for the first half of 2020 declined by one basis point from the prior year’s first six-month time period. Total average earning assets increased in the first half of 2020 by $32.3 million, or 3.0%. The increase in earning assets is due to growth in total loans and short-term investments which more than offset a decrease in total investment securities. Both non-interest and interest bearing deposits increased resulting in less reliance on higher cost borrowed funds. Effective management of our funding costs along with the downward repricing of certain interest bearing liabilities tied to market indexes resulted in total interest expense decreasing between years. The decrease in total interest expense more than offset the decrease in total interest income resulting in the increase to net interest income.
Total loans averaged $895 million in the first half of 2020 which was $23.1 million, or 2.6%, higher than the 2019 first six-month average.The growth in total loans was due primarily to the Company’s participation in the Paycheck Protection Program (PPP) as normal commercial lending activity decreased significantly due to the pandemic event. As mentioned previously, the Company has processed 437 PPP loans totaling $67 million to assist small businesses and our community in this difficult economy. As of June 30, 2020, the Company has recorded a total of $1.0 million of processing fee income and interest income from PPP lending activity. In addition to the PPP lending activity, residential mortgage loan activity was exceptionally strong given the lower interest rate environment. Through the first six months of 2020, residential mortgage loan production was more than double the production level achieved through the first six months of 2019 and very near the level of production that was achieved for the full year of 2019. The Company is also encouraged that commercial loan pipelines have recently rebounded and are currently approaching levels that are similar to where they were prior to the pandemic. Even though total average loans increased compared to the same period last year and loan interest income was enhanced by the PPP revenue, loan interest and fee income decreased by $632,000, or 3.0%, for the first six months of 2020. Again, the lower interest income reflects the net interest margin challenges that this record low interest rate environment has created. New loans are being originated at lower yields and certain loans tied to LIBOR or the prime rate have repriced downward as both of these indices have moved down with the Federal Reserve’s decision to decrease the target federal funds interest rate by a total of 225 basis points since June of 2019.
Total investment securities averaged $187 million in the first six months of 2020 which was $12.4 million, or 6.2%, lower than the $199 million average for the first six months of 2019. The Company continues to be selective when purchasing securities given the differences in the position and shape of the U.S. Treasury yield curve from the prior year. As stated in more detail in the quarterly comparison narrative of this MD&A, the lower interest rates have resulted in a significant reduction in the more typical types of securities normally purchased.The Company has been active since March purchasing corporate securities, particularly subordinated debt issued by other financial institutions. Interest income on investments decreased between the first six months of 2020 and the first six months of 2019 by $326,000, or 9.7%.
Our liquidity position is exceptionally strong due to the significant influx of deposits that resulted from the government stimulus programs and reduced customer spending activity due to the shutdown of the economy. As a result, average short-term investments increased by $20.6 million for the first six months when compared to 2019. Therefore, the challenge existed to profitably deploy the excess funds in short-term assets, to which management has responded by utilizing the commercial paper market. Interest income on short-term investments increased $40,000, or 31.3%. Overall, total interest income decreased by $924,000, or 3.7%, in the first half of 2020, as compared to the same period in 2019.
Total deposit interest expense decreased by $1.3 million, or 22.7%, between time periods and reflects management’s action to prudently and effectively execute several deposit product pricing decreases. Given the declining interest rate environment and the downward pressure that the falling interest rates have on the net interest margin, the Company has experienced deposit cost relief. Specifically, the Company’s average cost of interest bearing deposits for the first half of 2020 declined by 34 basis points when compared to the same period of 2019 and averaged 1.03%. Additionally, and similar to the quarterly comparison, a significant portion of deposit growth occurred in non-interest bearing demand deposits. Therefore, total deposit cost, including demand deposits, was lower and averaged 0.86% for the first six months of 2020. Overall, total deposits averaged $1.009 billion in the first six months of 2020 which was $34.6 million, or 3.6%, higher than the $975 million average for 2019.
The Company experienced a $160,000, or 9.9%, decrease in borrowings interest expense in the first six months of 2020 when compared to the first six months of 2019. The decline is a result of lower total average borrowings between years combined with the impact from the Federal Reserve’s actions to decrease interest rates and the impact that these rate decreases have on the cost of overnight borrowed funds and the replacement of matured FHLB term advances. In the first half of 2020, total average FHLB borrowed funds was $61.1 million, a decrease of $5.6 million, or 8.3%, from the same period during 2019, which was due to the increase in total average deposits.Overall, total interest expense for the first six months of 2020 decreased by $1.4 million, or 19.8%.
The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the six month periods ended June 30, 2020 and 2019.For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 40. The tax equivalent adjustments to interest income on loans and municipal securities for the six months ended June 30, 2020 and 2019 was $13,000 and $12,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.
Six months ended June 30 (In thousands, except percentages)
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$894,819	$20,793	4.62%	$871,742	$21,424	4.90%
Short-term investments and bank deposits	29,486	175	1.17	7,813	141	3.58
Investment securities – AFS	145,071	2,342	3.23	157,844	2,633	3.34
Investment securities – HTM	41,467	708	3.41	41,118	743	3.61
Total investment securities	186,538	3,050	3.27	198,962	3,376	3.40
Total interest earning assets/interest income	1,110,843	24,018	4.31	1,078,517	24,941	4.62
Non-interest earning assets:
Cash and due from banks	18,337			20,633
Premises and equipment	18,569			17,053
Other assets	69,447			62,667
Allowance for loan losses	(9,345)			(8,425)
TOTAL ASSETS	$1,207,851			$1,170,445
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$169,926	$360	0.43%	$166,461	$833	1.01%
Savings	99,836	75	0.15	97,867	81	0.17
Money markets	230,350	676	0.59	238,393	1,336	1.13
Time deposits	344,131	3,216	1.88	319,235	3,347	2.11
Total interest bearing deposits	844,243	4,327	1.03	821,956	5,597	1.37
Short-term borrowings	3,576	16	0.88	17,888	238	2.64
Advances from Federal Home Loan Bank	57,539	560	1.98	48,777	496	2.04
Guaranteed junior subordinated deferrable interest debentures	13,085	561	8.57	13,085	561	8.57
Subordinated debt	7,650	260	6.80	7,650	260	6.80
Lease liabilities	3,985	57	2.85	2,797	59	4.23
Total interest bearing liabilities/interest expense	930,078	5,781	1.25	912,153	7,211	1.59
Non-interest bearing liabilities:
Demand deposits	165,096			152,748
Other liabilities	12,203			7,276
Shareholders’ equity	100,474			98,268
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,207,851			$1,170,445
Interest rate spread			3.06			3.03
Net interest income/ Net interest margin (non-GAAP)		18,237	3.26%		17,730	3.27%
Tax-equivalent adjustment		(13)			(12)

	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Net Interest Income (GAAP)		$18,224			$17,718

…..PROVISION FOR LOAN LOSSES…..The Company recorded a $625,000 provision expense for loan losses in the first six months of 2020 compared to a $400,000 provision recovery in the first six months of 2019, which represents a net unfavorable shift of $1,025,000. The 2020 provision reflects management’s decision to strengthen certain qualitative factors within our allowance for loan losses calculation due to the economic uncertainty caused by the COVID-19 pandemic. For the first six months of 2020, the Company experienced net loan charge-offs of $205,000, or 0.05% of total loans, compared to net loan charge-offs of $169,000, or 0.04%, in 2019. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $3.1 million, or only 0.34% of total loans, at June 30, 2020. Management will be carefully monitoring asset quality with a particular focus on customers that have requested payment deferrals during this difficult economic time.
…..NON-INTEREST INCOME…..Non-interest income for the first six months of 2020 totaled $7.6 million, increasing by $337,000, or 4.6%. Factors contributing to the higher level of non-interest income for the six-month period included:
•
a $403,000 increase in income from residential mortgage loan sales into the secondary market due to the strong level of residential mortgage loan production. The higher level of residential mortgage loan production also resulted in mortgage related fees increasing by $150,000;

•
a $210,000 increase in wealth management fees due to an improved level of fee income from the financial services business unit. In addition, the wealth management division has continued the effective execution of managing client accounts despite the volatility of the markets and the major market value decline that occurred in late March;

•
a $251,000 decrease in other income due to the impact of the economic shutdown and, more significantly, after a gain recognized in 2019 on the sale of equity shares from a previous acquisition when no such gain occurred in 2020; and

•
a $165,000 decrease in service charges on deposit accounts as the shutdown of the economy significantly decreased consumer spending activity based fees such as deposit service charges, including overdraft fees.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first half of 2020 totaled $21.6 million and increased by $890,000, or 4.3%, from the prior year. Factors contributing to the higher level of non-interest expense for the six-month period included:
•
a $674,000 increase in salaries & benefits expense due to increased pension expense, health care costs, incentive compensation, and total salaries. Pension expense increased by $376,000 as a result of the unfavorable impact that the lower interest rate environment has on the discount rates that are used to revalue the defined benefit pension obligation each year. There was also an increase in commissions earned due to the higher level of residential mortgage loan production while total salaries are higher by $193,000 due to annual merit increases;

•
a $116,000 increase in total professional fees resulted from higher appraisal fees due to the significantly higher level of residential mortgage loan production, higher legal fees related to PPP loan processing, and a higher level of outside professional services; and

•
an $88,000 increase in supplies, postage and freight expense related to costs incurred for personal protective equipment to keep our employees and customers safe during the COVID-19 pandemic.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $731,000, or an effective tax rate of 20.5%, in the first six months of 2020. This compares to the income tax expense of $961,000, or an effective tax rate of 20.8% for the first six months of 2019.
…..SEGMENT RESULTS.…..The community banking segment reported a net income contribution of $2,755,000 in the second quarter of 2020 and $5,279,000 for the first six months of 2020 which was down by $127,000 from the second quarter of last year and by $551,000 from the net income contribution for the first six months of 2019. The primary driver for the lower level of net income in 2020 was the Company recording a $450,000 provision expense for loan losses for the second quarter of 2020 compared to a zero provision in the second quarter of 2019 and a $625,000 provision expense for the first six months of 2020 compared to a $400,000 provision recovery in 2019 which resulted in a net unfavorable shift of $1,025,000 between years. This was discussed previously in the Provision for Loan Losses sections within this document. The downward shift in the U.S. Treasury yield curve between years along with the Federal Reserve’s actions to decrease the fed funds rate three times in the second half of 2019 and by 150 basis points in March of 2020 negatively impacted the Company’s earning asset margin performance. As a result, total loan interest income decreased between years. Partially offsetting the unfavorable impact from the lower interest rate environment was the additional processing fee income and interest income that the Company recorded from PPP lending activity. The exceptionally stronger level of residential mortgage loan activity in 2020 resulted in this segment recognizing a higher gain on the sale of residential mortgage loans in the secondary market and a corresponding greater level of mortgage related fee income. Also favorably impacting net income was this segment experiencing deposit cost relief as total deposit interest expense decreased between years due to management’s action to lower pricing of several deposit products, given the declining interest rate environment. The decrease to total deposit interest expense occurred even though total deposits reached record levels which is described previously in the MD&A. Finally, and unfavorably impacting net income was total employee costs increasing and a slightly higher level of occupancy & equipment costs.
The wealth management segment’s net income contribution was $476,000 in the second quarter and $963,000 for the first six months of 2020 which was $32,000 higher than the second quarter of 2019 and $75,000 higher for the six-month time period. The increase is due to wealth management fees increasing in both time periods as this segment was positively impacted by management’s effective execution of managing client accounts. The entire wealth management division has been resilient and performed well in spite of the volatility of the markets and a major market value decline that occurred in late March. Slightly offsetting the higher management fee income were higher levels of professional fees, incentive compensation and pension costs. The wealth management segment has experienced the second strongest first six months of after tax net income on record. Overall, the fair market value of trust assets under administration totaled $2.194 billion at June 30, 2020, a decrease of $95 million, or 4.2%, from the June 30, 2019 total of $2.289 billion.
The investment/parent segment reported a net loss of $1,812,000 in the second quarter of 2020 and a net loss of $3,414,000 in the first six months of 2020 which is a greater loss by $278,000 for the quarter and by $366,000 for the six-month period. The increased loss was due average securities decreasing by a higher amount than the decrease to total FHLB borrowed funds. As a result, interest income from the investment securities portfolio decreased by more than the decrease to interest expense on borrowed funds. Slightly offsetting this, was the investment/parent segment experiencing an increase to short-term investments between years given the Company’s exceptionally strong liquidity position from the significant influx of deposits that resulted from the government stimulus programs. Management utilized the commercial paper market to invest a portion of this excess liquidity which resulted in an increase in interest income on short-term investments between years.
…..BALANCE SHEET…..The Company’s total consolidated assets were $1.24 billion at June 30, 2020, which increased by $70.9 million, or 6.1%, from the December 31, 2019 asset level. This change was related, primarily, to increased levels of cash and cash equivalents and loans. Specifically, short-term investments increased $23.7 million, or 627.7%, as the Company utilized the liquidity created by the significant influx of deposits, that resulted from the government stimulus programs, to purchase commercial paper. In addition, loans, net of unearned fees, and loans held for sale increased by $40.8 million, or 4.6%, as a result of the Company’s participation in the Paycheck Protection Program (PPP) and higher levels of residential mortgage loan production. In addition, total investment securities increased $3.2 million, or 1.8%, as the market value of the available for sale securities increased since year-end and other assets increased $2.4 million, or 40.2%, driven by an increase in the fair value of the interest rate swap assets.
Total deposits increased by $72.5 million, or 7.6%, in the first six months of 2020. This robust growth is the result of consumers’ behavior to, 1) deposit their PPP funds into deposit accounts, 2) deposit government stimulus checks into the bank, and 3) keep higher balances in their accounts since they are not able to spend as much as they otherwise would because of the COVID-19 pandemic’s impact to the economy and our community. As of June 30, 2020, the 25 largest depositors represented 19.9% of total deposits, which is a slight decrease from December 31, 2019 when it was 20.9%. Total borrowings have decreased by $6.2 million, or 6.2%, since year-end 2019. The decrease was driven, primarily, by the reduction in short-term borrowings of $14.9 million, or 66.3%. The decrease in short-term borrowings more than offset the increase in FHLB term advances. Specifically, total FHLB term advances increased by $8.7 million, or 16.2%, and totaled $62.3 million. The Company has utilized these term advances to help manage interest rate risk and the lower U.S. Treasury yield curve and its flat shape allowed the Company to prudently extend borrowings.
The Company’s total shareholders’ equity increased by $4.0 million over the first six months of 2020 due to the retention of earnings more than offsetting our common stock dividend payments to shareholders and the impact of our common stock buyback program. Additionally, the improved value of the investment securities portfolio had a positive impact on accumulated other comprehensive loss.
The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.19%, and a common equity tier 1 capital ratio of 10.26% at June 30, 2020. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of June 30, 2020, the Company’s book value per common share was $6.01 and its tangible book value per common share was $5.31 (non-GAAP). When compared to December 31, 2019, book value per common share and tangible book value per common share each improved by $0.23 per common share. The tangible common equity to tangible assets ratio was 7.37% (non-GAAP) at June 30, 2020 and declined by 11 basis points when compared to December 31, 2019.
The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at June 30, 2020 and December 31, 2019 (in thousands, except share and ratio data):
	June 30, 2020	December 31, 2019
Total shareholders’ equity	$102,604	$98,614
Less: Goodwill	11,944	11,944
Tangible equity	90,660	86,670
Total assets	1,242,074	1,171,184
Less: Goodwill	11,944	11,944
Tangible assets	1,230,130	1,159,240
Tangible common equity ratio (non-GAAP)	7.37%	7.48%
Total shares outstanding	17,058,644	17,057,871
Tangible book value per share (non-GAAP)	$5.31	$5.08
…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):
	June 30, 2020	December 31, 2019	June 30, 2019
Total accruing loan delinquency (past due 30 to 89 days)	$3,394	$2,956	$3,253
Total non-accrual loans	2,325	1,487	874
Total non-performing assets including TDR*	3,122	2,339	1,681
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.37%	0.33%	0.37%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.25	0.17	0.10

	June 30, 2020	December 31, 2019	June 30, 2019
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.34	0.26	0.19
Non-performing assets as a percentage of total assets	0.25	0.20	0.14
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.05	0.02	0.04
Annualized provision (credit) for loan losses	0.14	0.09	(0.09)
Total classified loans (loans rated substandard or doubtful)**	$16,596	$16,338	$3,908

*
Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

**
Total classified loans include non-performing residential mortgage and consumer loans.

Overall, the Company continued to maintain good asset quality in the first six months of 2020 as evidenced by low levels of non-accrual loans, non-performing assets, and loan delinquency levels that continue to be below 1% of total loans. The Company did experience an increase in accruing loan delinquency during the first quarter of 2020. The increase was primarily due to the unexpected death of a borrower late in 2019, which was previously reported in our Form 10-K dated December 31, 2019. The estate, which is made up of significant real estate holdings and other unique assets, is currently in the process of liquidation. The $6.3 million commercial and industrial loan had exhibited delinquency during the first quarter, however, it has since been paid current and was granted a four-month maturity date extension due to the COVID-19 pandemic. Management will carefully monitor asset quality with a particular focus on customers that have requested payment deferrals during this difficult economic time. See the disclosures regarding COVID-19 related modifications within the Non-Performing Assets Including Troubled Debt Restructurings (TDR) footnote. We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2020, the 25 largest credits represented 23.4% of total loans outstanding, which represents a decrease from the second quarter of 2019 when it was 25.6%.
…..ALLOWANCE FOR LOAN LOSSES…..The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):
	June 30, 2020	December 31, 2019	June 30, 2019
Allowance for loan losses	$9,699	$9,279	$8,102
Allowance for loan losses as
a percentage of each of the following:
total loans, net of unearned income	1.04%	1.05%	0.91%
total accruing delinquent loans
(past due 30 to 89 days)	285.77	313.90	249.06
total non-accrual loans	417.16	624.01	927.00
total non-performing assets	310.67	396.71	481.98
The Company recorded a $625,000 provision expense for loan losses in the first six months of 2020 compared to a $400,000 provision recovery in the first six months of 2019, which represents a net unfavorable shift of $1,025,000 between periods. The 2020 provision reflects management’s decision to strengthen certain qualitative factors within our allowance for loan losses calculation due to the economic uncertainty caused by the COVID-19 pandemic. The Company’s asset quality continues to remain strong as evidenced by low levels of loan delinquency, net loan charge-offs and non-performing assets. Note that the reserve coverage to total loans, excluding PPP loans, is 1.13% (non-GAAP) at June 30, 2020.

The following table sets forth the calculation of the Company’s allowance for loan loss reserve coverage to total loans (GAAP) and the reserve coverage to total loans, excluding PPP loans (non-GAAP), at June 30, 2020 (in thousands, except percentages).
June 30, 2020
Allowance for loan losses	$9,699
Total loans, net of unearned income(1)	928,350
Reserve coverage	1.04%
Reserve coverage to total loans, excluding PPP loans:
Allowance for loan losses	$9,699
Total loans, net of unearning income(1)	928,350
PPP loans	(66,933)
861,417
Non-GAAP reserve coverage	1.13%

(1)
Includes loans and loans held for sale

…..LIQUIDITY…..The Company’s already strong liquidity position grew stronger during the second quarter due to the significant influx of deposits that resulted from the government stimulus programs and reduced customer spending activity because of the shutdown of the economy. This resulted in total deposits reaching a record level and averaging $1.036 billion for the second quarter of 2020. In addition, the Company’s loyal core deposit base continues to prove to be a source of strength for the Company during periods of market volatility. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth. The Company also responded to the uncertain economic environment by enhancing it’s already strong liquidity position as average short-term investments increased by $33.6 million in the second quarter of 2020.The significant inflow of deposits are being held in low yielding products while their durability is assessed. We strive to operate our loan to deposit ratio in a range of 85% to 100%. At June 30, 2020, the Company’s loan to deposit ratio was 89.9%. We are positioned well to support our local economy and provide the necessary assistance to our community partners during this period of pandemic as well as service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.
Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $24.6 million from December 31, 2019, to $46.7 million at June 30, 2020, due to $65.3 million of cash provided by financing activities which more than offset $39.3 million of cash used in investing activities and $1.4 million of cash used in operating activities. Within financing activities, deposits increased by $72.5 million while total FHLB borrowings declined as short-term borrowings decreased by $14.9 million and advances increased by $8.7 million. Within investing activities, cash advanced for new loans originated totaled $147.8 million and was $37.5 million higher than the $110.3 million of cash received from loan principal payments. Within operating activities, $44.2 million of mortgage loans were originated while $41.4 million of mortgage loans were sold into the secondary market.
The holding company had $6.9 million of cash, short-term investments, and investment securities at June 30, 2020. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At June 30, 2020, our subsidiary Bank had $11.0 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has good liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, and its common stock dividend.
Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, time deposits with banks, and federal funds sold. These assets totaled

$46.7 million and $22.2 million at June 30, 2020 and December 31, 2019, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.
Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At June 30, 2020, the Company had $362 million of overnight borrowing availability at the FHLB, $29 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.
…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.26%, the tier 1 capital ratio was 11.42%, and the total capital ratio was 13.19% at June 30, 2020. The Company’s tier 1 leverage ratio was 9.54% at June 30, 2020. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2020. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 323% of regulatory capital at June 30, 2020. While we work through the COVID-19 pandemic, our focus is on preserving capital to support customer lending and managing heightened credit risk due to the downturn in the economy. Additionally, we currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.025 per quarter.
In the first quarter of 2020, the Company completed the common stock repurchase program, which it had announced on April 16, 2019, where it bought back 526,000 shares, or 3% of its common stock, over a 12-month period at a total cost of $2.23 million. Specifically, during the first three months of 2020, the Company was able to repurchase 35,962 shares of its common stock and return $151,000 of capital to its shareholders through this program. Evaluation of a new common stock buyback program is on hold. At June 30, 2020, the Company had approximately 17.1 million common shares outstanding.
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
Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200bp increase	9.8%	58.9%
100bp increase	5.4	33.1
100bp decrease	(1.8)	(26.4)
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
…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $237.7 million and standby letters of credit of $13.7 million as of June 30, 2020. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.
…..REGULATORY UPDATE…..A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of ASU 2019-10, “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” (the “CECL accounting standard”). On March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital (CECL Interim Final Rule). This is in addition to the three-year transition period already in place, resulting in an optional five-year transition. The agencies noted this relief is being provided in order to allow banking organizations to better focus on lending to creditworthy households and businesses affected by recent strains on the U.S. economy caused by COVID-19. Comments on the CECL Interim Final Rule are due by May 15, 2020.
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
On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9.0%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. The CARES Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. The CARES Act provides that if a qualifying community bank falls below the CBLR, it “shall have a reasonable grace period to satisfy” the CBLR. This provision terminates on the earlier of December 31, 2020 or the date the President declares that the coronavirus emergency is terminated. The Company did not opt into the CBLR framework for the Bank at this time.

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

Approximately $7.4 million, or 76%, of the total allowance for loan losses at June 30, 2020 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.
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
In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of June 30, 2020, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.
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
ACCOUNT — Investment Securities
BALANCE SHEET REFERENCE — Investment securities
INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
DESCRIPTION
Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At June 30, 2020, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.
…..FORWARD LOOKING STATEMENT…..
THE STRATEGIC FOCUS:
AmeriServ Financial is committed to increasing shareholder value by striving for consistently improving financial performance; providing our customers with products and exceptional service for every step in their lifetime financial journey; cultivating an employee atmosphere rooted in trust, empowerment and growth; and serving our communities through employee involvement and a philanthropic spirit. We will strive to provide our shareholders with consistently improved financial performance; the products, services and know-how needed to forge lasting banking for life customer relationships; a work environment that challenges and rewards staff; and the manpower and financial resources needed to make a difference in the communities we serve. Our strategic initiatives will focus on these four key constituencies:
•
Shareholders — We strive to increase earnings per share; identifying and managing revenue growth and expense control and reduction; and managing risk. Our goal is to increase value for AmeriServ shareholders by growing earnings per share and narrowing the financial performance gap between AmeriServ and its peer banks. We try to return earnings to shareholders through a combination of dividends and share repurchases subject to maintaining sufficient capital to support balance sheet growth and economic uncertainty. We strive to educate our employee base as to the meaning/importance of earnings per share as a performance measure. We will develop a value added combination for increasing revenue and controlling expenses that is rooted in developing and offering high-quality financial products and services; an existing branch network; electronic banking capabilities with 24/7 convenience; and providing truly exceptional customer service. We will explore branch consolidation opportunities and further leverage union affiliated revenue streams, prudently manage the Company’s risk profile to improve asset yields and increase profitability and continue to identify and implement technological opportunities and advancements to drive efficiency for the holding company and its affiliates.
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
Item 4…..CONTROLS AND PROCEDURES…..(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2020, are effective.
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
Risk Factors

Not Applicable
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None
Item 3.
Defaults Upon Senior Securities

None
Item 4.
Mine Safety Disclosures

Not applicable
Item 5.
Other Information

None

Item 6.
Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).
3.2	Bylaws, as amended and restated on April 2, 2020 (Incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed on April 6, 2020).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AmeriServ Financial, Inc. Registrant
Date: August 7, 2020	/s/ Jeffrey A. Stopko Jeffrey A. Stopko President and Chief Executive Officer
Date: August 7, 2020	/s/ Michael D. Lynch Michael D. Lynch Senior Vice President and Chief Financial Officer