Form 10-Q
period 2020-09-30
AMERISERV FINANCIAL INC /PA/
filed 2020-11-06
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

◻   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to_____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ◻	Accelerated Filer ◻	Non-accelerated Filer ⌧	Smaller Reporting Company ⌧
Emerging growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ◻  No  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2020
Common Stock, par value $0.01	17,058,644

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands except shares)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from depository institutions	$17,986	$15,642
Interest bearing deposits	3,214	2,755
Short-term investments	20,008	3,771
Cash and cash equivalents	41,208	22,168
Investment securities:
Available for sale, at fair value	141,716	141,749
Held to maturity (fair value $45,308 on September 30, 2020 and $41,082 on December 31, 2019)	42,636	39,936
Loans held for sale	7,587	4,868
Loans	943,246	883,090
Less: Unearned income	1,466	384
Less: Allowance for loan losses	10,284	9,279
Net loans	931,496	873,427
Premises and equipment:
Operating lease right-of-use asset	781	846
Financing lease right-of-use asset	3,024	3,078
Other premises and equipment, net	14,533	14,643
Accrued interest income receivable	5,722	3,449
Goodwill	11,944	11,944
Bank owned life insurance	39,354	38,916
Net deferred tax asset	3,216	3,976
Federal Home Loan Bank stock	4,153	3,985
Federal Reserve Bank stock	2,125	2,125
Other assets	8,636	6,074
TOTAL ASSETS	$1,258,131	$1,171,184
LIABILITIES
Non-interest bearing deposits	$179,922	$136,462
Interest bearing deposits	862,313	824,051
Total deposits	1,042,235	960,513
Short-term borrowings	5,894	22,412
Advances from Federal Home Loan Bank	74,336	53,668
Operating lease liabilities	798	865
Financing lease liabilities	3,161	3,163
Guaranteed junior subordinated deferrable interest debentures	12,966	12,955
Subordinated debt	7,528	7,511
Total borrowed funds	104,683	100,574
Other liabilities	7,844	11,483
TOTAL LIABILITIES	1,154,762	1,072,570
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,687,463 shares issued and 17,058,644 shares outstanding on September 30, 2020; 26,650,728 shares issued and 17,057,871 shares outstanding on December 31, 2019	267	267
Treasury stock at cost, 9,628,819 shares on September 30, 2020 and 9,592,857 shares on December 31, 2019	(83,280)	(83,129)
Capital surplus	145,965	145,888
Retained earnings	54,375	51,759
Accumulated other comprehensive loss, net	(13,958)	(16,171)
TOTAL SHAREHOLDERS' EQUITY	103,369	98,614
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,258,131	$1,171,184

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

INTEREST INCOME
Interest and fees on loans	$9,724	$10,737	$30,504	$32,149
Interest bearing deposits	4	6	11	19
Short-term investments	51	84	219	212
Investment securities:
Available for sale	1,122	1,265	3,464	3,898
Held to maturity	336	341	1,044	1,084
Total Interest Income	11,237	12,433	35,242	37,362
INTEREST EXPENSE
Deposits	1,727	2,895	6,054	8,492
Short-term borrowings	1	38	17	276
Advances from Federal Home Loan Bank	280	297	840	793
Financing lease liabilities	28	29	85	88
Guaranteed junior subordinated deferrable interest debentures	280	280	841	841
Subordinated debt	130	130	390	390
Total Interest Expense	2,446	3,669	8,227	10,880
Net Interest Income	8,791	8,764	27,015	26,482
Provision (credit) for loan losses	675	225	1,300	(175)
Net Interest Income after Provision (Credit) for Loan Losses	8,116	8,539	25,715	26,657
NON-INTEREST INCOME
Wealth management fees	2,604	2,431	7,629	7,246
Service charges on deposit accounts	206	321	668	948
Net gains on loans held for sale	507	405	1,079	574
Mortgage related fees	161	97	432	218
Net realized gains on investment securities	—	88	—	118
Bank owned life insurance	161	131	438	388
Other income	665	622	1,657	1,865
Total Non-Interest Income	4,304	4,095	11,903	11,357
NON-INTEREST EXPENSE
Salaries and employee benefits	6,838	6,324	20,161	18,973
Net occupancy expense	608	599	1,885	1,879
Equipment expense	374	333	1,158	1,081
Professional fees	1,373	1,276	3,858	3,645
Supplies, postage and freight	150	142	551	455
Miscellaneous taxes and insurance	291	280	855	851
Federal deposit insurance expense	140	—	296	160
Other expense	1,333	1,549	3,982	4,208
Total Non-Interest Expense	11,107	10,503	32,746	31,252

PRETAX INCOME	1,313	2,131	4,872	6,762
Provision for income taxes	235	442	966	1,403
NET INCOME	$1,078	$1,689	$3,906	$5,359
PER COMMON SHARE DATA:
Basic:
Net income	$0.06	$0.10	$0.23	$0.31
Average number of shares outstanding	17,059	17,278	17,051	17,443
Diluted:
Net income	$0.06	$0.10	$0.23	$0.31
Average number of shares outstanding	17,062	17,360	17,063	17,524

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
COMPREHENSIVE INCOME
Net income	$1,078	$1,689	$3,906	$5,359
Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	—	403	528	(1,030)
Income tax effect	—	(85)	(111)	216
Unrealized holding gains on available for sale securities arising during period	143	608	2,272	4,191
Income tax effect	(30)	(128)	(476)	(880)
Reclassification adjustment for gains on available for sale securities included in net income	—	(88)	—	(118)
Income tax effect	—	19	—	25
Other comprehensive income	113	729	2,213	2,404
Comprehensive income	$1,191	$2,418	$6,119	$7,763

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
COMMON STOCK
Balance at beginning of period	$267	$266	$267	$266
New common shares issued for exercise of stock options (36,735 and 38,917 shares for the nine months ended September 30, 2020 and 2019, respectively)	—	—	—	—
Balance at end of period	267	266	267	266
TREASURY STOCK
Balance at beginning of period	(83,280)	(81,741)	(83,129)	(80,579)
Treasury stock, purchased at cost (237,641 shares for the three months ended September 30, 2019 and 35,962 and 511,506 shares for the nine months ended September 30, 2020 and 2019, respectively)	—	(1,004)	(151)	(2,166)
Balance at end of period	(83,280)	(82,745)	(83,280)	(82,745)
CAPITAL SURPLUS
Balance at beginning of period	145,965	145,883	145,888	145,782
New common shares issued for exercise of stock options (36,735 and 38,917 shares for the nine months ended September 30, 2020 and 2019, respectively)	—	—	75	96
Stock option expense	—	1	2	6
Balance at end of period	145,965	145,884	145,965	145,884
RETAINED EARNINGS
Balance at beginning of period	53,723	49,618	51,759	46,733
Net income	1,078	1,689	3,906	5,359
Cash dividend declared on common stock ($0.025 per share for the three months ended September 30, 2020 and 2019 and $0.075 and $0.070 per share for the nine months ended September 30, 2020 and 2019, respectively)	(426)	(431)	(1,290)	(1,216)
Balance at end of period	54,375	50,876	54,375	50,876
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(14,071)	(12,550)	(16,171)	(14,225)
Other comprehensive income	113	729	2,213	2,404
Balance at end of period	(13,958)	(11,821)	(13,958)	(11,821)
TOTAL STOCKHOLDERS’ EQUITY	$103,369	$102,460	$103,369	$102,460

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$3,906	$5,359
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	1,300	(175)
Depreciation and amortization expense	1,472	1,360
Net amortization of investment securities	206	203
Net realized gains on investment securities — available for sale	—	(118)
Net gains on loans held for sale	(1,079)	(574)
Amortization of deferred loan fees	(339)	(91)
Origination of mortgage loans held for sale	(71,330)	(28,232)
Sales of mortgage loans held for sale	69,690	23,704
Increase in accrued interest receivable	(2,273)	(276)
Increase (decrease) in accrued interest payable	(499)	307
Earnings on bank-owned life insurance	(438)	(388)
Deferred income taxes	609	623
Stock compensation expense	2	6
Net change in operating leases	(67)	(46)
Other, net	(5,564)	(323)
Net cash provided by (used in) operating activities	(4,404)	1,339
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(23,706)	(11,701)
Purchase of investment securities — held to maturity	(6,648)	(1,000)
Proceeds from maturities of investment securities — available for sale	25,871	15,704
Proceeds from maturities of investment securities — held to maturity	3,883	2,403
Proceeds from sales of investment securities — available for sale	—	3,374
Purchase of regulatory stock	(6,252)	(11,254)
Proceeds from redemption of regulatory stock	6,084	12,144
Long-term loans originated	(207,028)	(163,343)
Principal collected on long-term loans	147,958	156,357
Proceeds from sale of other real estate owned	21	198
Purchases of premises and equipment	(1,094)	(2,550)
Net cash provided by (used in) investing activities	(60,911)	332
FINANCING ACTIVITIES
Net increase in deposit balances	81,722	20,818
Net decrease in other short-term borrowings	(16,518)	(29,754)
Principal borrowings on advances from Federal Home Loan Bank	34,210	16,909
Principal repayments on advances from Federal Home Loan Bank	(13,542)	(8,000)
Principal payments on financing lease liabilities	(151)	(126)
Stock options exercised	75	96
Purchases of treasury stock	(151)	(2,166)
Common stock dividend paid	(1,290)	(1,216)
Net cash provided by (used in) financing activities	84,355	(3,439)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,040	(1,768)
CASH AND CASH EQUIVALENTS AT JANUARY 1	22,168	34,894
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$41,208	$33,126

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (the Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 15 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.3 billion that are not reported on the Company’s Consolidated Balance Sheets at September 30, 2020. AmeriServ Life was a captive insurance company that engaged in underwriting as a reinsurer of credit life and disability insurance. New business ceased being generated by AmeriServ Life in 2005. Since that time, the outstanding insurance policies have been running off, and the final policy has expired. On September 30, 2020, the Arizona Corporation Commission approved the Articles of Dissolution for AmeriServ Life.

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

3.    Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

after December 15, 2022, including interim periods within those fiscal years. The Company, as a smaller reporting company, continues to evaluate the impact that the Update will have on our consolidated financial statements. We are currently working with an industry leading third-party consultant and software provider to assist us in the implementation of this standard. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The overall impact of the amendment will be affected by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications to ease the financial reporting burdens of the expected market transition from LIBOR to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company has identified its LIBOR exposure across product categories and is analyzing the risks associated with the LIBOR transition. However, it is too early to predict whether a new rate index replacement and the adoption of this ASU will have a material impact on the Company’s financial statements.

4.    Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers – Topic 606, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain noninterest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 79.7% of the total revenue of the Company.

Non-interest income within the scope of Topic 606 are as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $825,000 has been established as of September 30, 2020 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts - The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income - Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders which allows our customers to access their account electronically at ATMs and POS terminals. Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied its performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine month periods ending September 30, 2020 and 2019 (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Non-interest income:
In-scope of Topic 606
Wealth management fees	$2,604	$2,431	$7,629	$7,246
Service charges on deposit accounts	206	321	668	948
Other	485	471	1,271	1,325
Non-interest income (in-scope of topic 606)	3,295	3,223	9,568	9,519
Non-interest income (out-of-scope of topic 606)	1,009	872	2,335	1,838
Total non-interest income	$4,304	$4,095	$11,903	$11,357

5.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three month periods ending September 30, 2020 and 2019, options to purchase 189,259 common shares, with an exercise price of $2.96 to $4.22, and options to purchase 12,000 common shares, with an exercise price of $4.19 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. For the nine month periods ending September 30, 2020 and 2019, options to purchase 69,759 common shares, with an exercise price of $3.20 to $4.22, and options to purchase 12,000 common shares, with an exercise price of $4.19 to 4.22,

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Numerator:
Net income	$1,078	$1,689	$3,906	$5,359
Denominator:
Weighted average common shares outstanding (basic)	17,059	17,278	17,051	17,443
Effect of stock options	3	82	12	81
Weighted average common shares outstanding (diluted)	17,062	17,360	17,063	17,524
Earnings per common share:
Basic	$0.06	$0.10	$0.23	$0.31
Diluted	0.06	0.10	0.23	0.31

6.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made $315,000 in income tax payments in the first nine months of 2020 and $785,000 in the same 2019 period. The Company made total interest payments of $8,726,000 in the first nine months of 2020 compared to $10,573,000 in the same 2019 period. The Company had $40,000 non-cash transfers to other real estate owned (OREO) in the first nine months of 2020 compared to $75,000 non-cash transfers in the same 2019 period. During the first nine months of 2020, the Company entered into two new financing leases, one related to office equipment and the other to a branch location, and recorded a right-of-use asset and lease liability of $149,000. As a result of the adoption of ASU 2016-02, Leases (Topic 842) as of January 1, 2019, the Company had non-cash transactions associated with the recognition of the right-of-use assets and lease liabilities. Specifically, the Company recognized a right-of-use asset and lease liability of $932,000 related to operating leases and a right-of-use asset and lease liability of $3.3 million related to financing leases during the first nine months of 2019.

7.    Investment Securities

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale (AFS):

	SEPTEMBER 30, 2020
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$3,079	$197	$—	$3,276
U.S. Agency mortgage-backed securities	66,198	2,850	(6)	69,042
Municipal	17,409	1,242	—	18,651
Corporate bonds	50,586	557	(396)	50,747
Total	$137,272	$4,846	$(402)	$141,716

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment securities held to maturity (HTM):

	SEPTEMBER 30, 2020
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$7,719	$394	$—	$8,113
Municipal	28,889	2,225	(51)	31,063
Corporate bonds and other securities	6,028	108	(4)	6,132
Total	$42,636	$2,727	$(55)	$45,308

Investment securities available for sale (AFS):

	DECEMBER 31, 2019
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$5,084	$32	$—	$5,116
U.S. Agency mortgage-backed securities	80,046	1,681	(94)	81,633
Municipal	14,678	509	(17)	15,170
Corporate bonds	39,769	342	(281)	39,830
Total	$139,577	$2,564	$(392)	$141,749

Investment securities held to maturity (HTM):

	DECEMBER 31, 2019
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$9,466	$251	$(4)	$9,713
Municipal	24,438	941	(53)	25,326
Corporate bonds and other securities	6,032	58	(47)	6,043
Total	$39,936	$1,250	$(104)	$41,082

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At September 30, 2020, 43.5% of the portfolio was rated “AAA” as compared to 53.4% at December 31, 2019. Approximately 14.8% of the portfolio was either rated below “A” or unrated at September 30, 2020 as compared to 9.1% at December 31, 2019.

The Company sold no AFS securities during the third quarter or first nine months of 2020. Total proceeds from the sale of AFS securities for the third quarter and first nine months of 2019 were $2.8 million and $3.4 million, respectively, resulting in $88,000 and $118,000, respectively, of gross investment security gains.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $113,126,000 at September 30, 2020 and $117,076,000 at December 31, 2019.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information concerning investments with unrealized losses as of September 30, 2020 and December 31, 2019 (in thousands):

Total investment securities:

	SEPTEMBER 30, 2020
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$—	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	1,438	(5)	138	(1)	1,576	(6)
Municipal	1,044	(1)	752	(50)	1,796	(51)
Corporate bonds and other securities	15,741	(259)	6,859	(141)	22,600	(400)
Total	$18,223	$(265)	$7,749	$(192)	$25,972	$(457)

Total investment securities:

	DECEMBER 31, 2019
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$—	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	7,084	(23)	8,562	(75)	15,646	(98)
Municipal	2,269	(18)	1,123	(52)	3,392	(70)
Corporate bonds and other securities	7,797	(85)	11,783	(243)	19,580	(328)
Total	$17,150	$(126)	$21,468	$(370)	$38,618	$(496)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 35 positions that are considered temporarily impaired at September 30, 2020. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

The interest rate environment and market yields can also have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of September 30, 2020, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 101.4% of the par value.

Contractual maturities of securities at September 30, 2020 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at September 30, 2020

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

is 20.3 months and is lower than the duration at December 31, 2019 which was 36.9 months. The duration remains within our internally established guideline to not exceed 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	September 30, 2020
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$5,060	$5,093	$3,400	$3,403
After 1 year but within 5 years	22,222	22,536	7,629	8,054
After 5 years but within 10 years	48,851	50,395	17,115	18,607
After 10 years but within15 years	19,253	20,120	9,395	9,946
Over 15 years	41,886	43,572	5,097	5,298
Total	$137,272	$141,716	$42,636	$45,308

As of September 30, 2020 and December 31, 2019, the Company reported $424,000 and $366,000, respectively, of equity securities within other assets on the Consolidated Balance Sheets. These equity securities are held within a nonqualified deferred compensation plan in which a select group of executives of the Company can participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan and held within a rabbi trust. The assets of the rabbi trust are invested in various publicly listed mutual funds. The gain or loss on the equity securities (both realized and unrealized) is reported within other income on the Consolidated Statements of Operations. During the periods presented, the Company recorded both realized and unrealized gains/losses related to the equity securities. The amounts of such gains/losses were immaterial to the Consolidated Financial Statements. Additionally, the Company has recognized a deferred compensation liability, which is equal to the balance of the equity securities and is reported within other liabilities on the Consolidated Balance Sheets.

8.    Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Commercial:
Commercial and industrial	$152,636	$173,922
Paycheck Protection Program (PPP)	68,460	—
Commercial loans secured by owner occupied real estate	90,819	91,655
Commercial loans secured by non-owner occupied real estate	378,858	363,635
Real estate − residential mortgage	233,811	235,239
Consumer	17,196	18,255
Loans, net of unearned income	$941,780	$882,706

Loan balances at September 30, 2020 and December 31, 2019 are net of unearned income of $1,466,000 and $384,000, respectively. The unearned income balance at September 30, 2020 includes $1,057,000 of unrecognized fee income from the PPP loan originations. Real estate construction loans comprised 6.4% and 4.9% of total loans, net of unearned income at September 30, 2020 and December 31, 2019, respectively.

The third quarter of 2020 represented the second full quarter’s impact of the COVID-19 pandemic. Certain loans within our commercial and commercial real estate portfolios have been disproportionately adversely affected by the pandemic. Due to mandatory lockdowns and travel restrictions, certain industries, such as hospitality, travel, food service and restaurants and bars, have suffered as a result of COVID-19. The following table provides information

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

regarding our potential COVID-19 risk concentrations for commercial and commercial real estate loans by industry type at September 30, 2020 (in thousands).

		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,488	$—	$107	$5,920	$7,515
Multifamily/apartments/student housing	—	—	418	54,963	55,381
Office	32,793	9,924	10,075	34,452	87,244
Retail	7,997	1,786	21,213	116,830	147,826
Industrial/manufacturing/warehouse	89,382	29,463	17,751	43,093	179,689
Hotels	372	1,287	—	41,830	43,489
Eating and drinking places	855	13,630	4,424	538	19,447
Amusement and recreation	245	106	3,345	46	3,742
Mixed use	—	—	2,802	66,435	69,237
Other	19,504	12,264	30,684	14,751	77,203
Total	$152,636	$68,460	$90,819	$378,858	$690,773

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

An eligible business could apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year (if originated prior to June 5, 2020) or five-year (if originated after June 5, 2020) loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers pursuant to standards as defined by the SBA. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining loan proceeds being used for other qualifying expenses such as interest on mortgages, rent, and utilities.

As of September 30, 2020, the Company had 469 PPP loans outstanding totaling $68.5 million and has recorded a total of $1.4 million of processing fee income and interest income from PPP lending activity. Also, there is approximately $1.1 million of PPP processing fees that will be amortized into income over the time period that the loans remain on our balance sheet or until the PPP loan is forgiven at which time the remaining fee will be recognized immediately as income.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.  Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and nine month periods ending September 30, 2020 and 2019 (in thousands).

	Three months ended September 30, 2020
	Balance at	Charge-		Provision	Balance at
	June 30, 2020	Offs	Recoveries	(Credit)	September 30, 2020
Commercial	$3,784	$(111)	$1	$(638)	$3,036
Commercial loans secured by non-owner occupied real estate	3,619	—	10	1,261	4,890
Real estate-residential mortgage	1,216	(19)	24	4	1,225
Consumer	119	(14)	19	(4)	120
Allocation for general risk	961	—	—	52	1,013
Total	$9,699	$(144)	$54	$675	$10,284

	Three months ended September 30, 2019
	Balance at	Charge-		Provision	Balance at
	June 30, 2019	Offs	Recoveries	(Credit)	September 30, 2019
Commercial	$2,538	$(1)	$8	$464	$3,009
Commercial loans secured by non-owner occupied real estate	3,425	—	12	(81)	3,356
Real estate-residential mortgage	1,218	—	25	(46)	1,197
Consumer	124	(36)	10	28	126
Allocation for general risk	797	—	—	(140)	657
Total	$8,102	$(37)	$55	$225	$8,345

	Nine months ended September 30, 2020
	Balance at	Charge-		Provision	Balance at
	December 31, 2019	Offs	Recoveries	(Credit)	September 30, 2020
Commercial	$3,951	$(111)	$1	$(805)	$3,036
Commercial loans secured by non-owner occupied real estate	3,119	—	31	1,740	4,890
Real estate-residential mortgage	1,159	(201)	46	221	1,225
Consumer	126	(105)	44	55	120
Allocation for general risk	924	—	—	89	1,013
Total	$9,279	$(417)	$122	$1,300	$10,284

	Nine months ended September 30, 2019
	Balance at	Charge-		Provision	Balance at
	December 31, 2018	Offs	Recoveries	(Credit)	September 30, 2019
Commercial	$3,057	$(1)	$13	$(60)	$3,009
Commercial loans secured by non-owner occupied real estate	3,389	(63)	36	(6)	3,356
Real estate-residential mortgage	1,235	(71)	101	(68)	1,197
Consumer	127	(206)	40	165	126
Allocation for general risk	863	—	—	(206)	657
Total	$8,671	$(341)	$190	$(175)	$8,345

The Company recorded a $675,000 provision expense for loan losses in the third quarter of 2020 compared to a $225,000 provision recorded in the third quarter of 2019. For the first nine months of 2020, the Company recorded a $1,300,000 provision expense for loan losses compared to a $175,000 provision recovery recorded in the first nine

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

months of 2019, which represents a net unfavorable shift of $1,475,000. The Company continues to build the allowance for loan losses given the overall economic climate and the uncertainty that exists because of the COVID-19 pandemic. The 2020 provision reflects management’s decision to strengthen certain qualitative factors within our allowance for loan losses calculation as well as the third quarter rating downgrade of several loans totaling approximately $29 million from the hotel industry into the special mention risk rating. The effect of these downgrades was an increase in the allowance for the commercial loans secured by non-owner occupied real estate portfolio for both the three and nine months ended September 30, 2020. The hotel industry has been especially negatively impacted from the pandemic and is demonstrating a slow pace of recovery from the economic lockdown. While we anticipate that our hotel borrowers will need additional time to recover, we remain encouraged by their signs of increasing occupancy rates. The decrease in the allowance balance for the commercial loan portfolio is the result of two substantial commercial loans which were previously classified as substandard being upgraded and the pay off of another troubled commercial loan. In addition, the growth in the allowance balance for residential mortgage loans is the result of the increased origination activity experienced within this portfolio given the lower interest rate environment. It should be noted that the 100% SBA guarantee on PPP loans minimizes the level of credit risk associated with the loans. As a result, such loans are assigned a 0% risk weight for purposes of calculating the Bank’s risk-based capital ratios. Therefore, it was deemed appropriate to not allocate any portion of the loan loss reserve for the PPP loans.

For the first nine months of 2020, the Company experienced net loan charge-offs of $295,000, or 0.04% of total loans, compared to net loan charge-offs of $151,000, or 0.02% of total loans, in the first nine months of 2019. Overall, the Company’s asset quality remains strong as its non-performing assets totaled $2.6 million, or only 0.27% of total loans, at September 30, 2020. The allowance for loan losses provided 395% coverage of non-performing assets, and 1.08% of total loans, at September 30, 2020, compared to 397% coverage of non-performing assets, and 1.05% of total loans, at December 31, 2019. The reserve coverage of total loans, excluding PPP loans, is 1.17% (non-GAAP) at September 30, 2020. See the reconciliation of the non-GAAP measure of the reserve coverage of total loans, excluding PPP loans, within the Allowance for Loan Losses section of the MD&A.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At September 30, 2020
		Commercial Loans
		Secured by
		Non-Owner	Real Estate-
		Occupied	Residential		Allocation for
	Commercial	Real Estate	Mortgage	Consumer	General Risk	Total
Loans:
Individually evaluated for impairment	$859	$8	$—	$—		$867
Collectively evaluated for impairment	311,056	378,850	233,811	17,196		940,913
Total loans	$311,915	$378,858	$233,811	$17,196		$941,780
Allowance for loan losses:
Specific reserve allocation	$98	$8	$—	$—	$—	$106
General reserve allocation	2,938	4,882	1,225	120	1,013	10,178
Total allowance for loan losses	$3,036	$4,890	$1,225	$120	$1,013	$10,284

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2019
		Commercial Loans
		Secured by
		Non-Owner	Real Estate-
		Occupied	Residential		Allocation for
	Commercial	Real Estate	Mortgage	Consumer	General Risk	Total
Loans:
Individually evaluated for impairment	$816	$8	$—	$—		$824
Collectively evaluated for impairment	264,761	363,627	235,239	18,255		881,882
Total loans	$265,577	$363,635	$235,239	$18,255		$882,706
Allowance for loan losses:
Specific reserve allocation	$84	$8	$—	$—	$—	$92
General reserve allocation	3,867	3,111	1,159	126	924	9,187
Total allowance for loan losses	$3,951	$3,119	$1,159	$126	$924	$9,279

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

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs for collateral dependent loans. The method is selected on a loan-by-loan basis, with management primarily utilizing either the discounted cash flows or the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

When reviewing an appraisal associated with an existing real estate collateral dependent transaction, the Bank’s internal Assigned Risk Department must determine if there have been material changes to the underlying assumptions in the appraisal which affect the original estimate of value. Some of the factors that could cause material changes to reported values include:

●	the passage of time;
●	the volatility of the local market;
●	the availability of financing;
●	natural disasters;
●	the inventory of competing properties;
●	new improvements to, or lack of maintenance of, the subject property or competing properties upon physical inspection by the Bank;
●	changes in underlying economic and market assumptions, such as material changes in current and projected vacancy, absorption rates, capitalization rates, lease terms, rental rates, sales prices, concessions, construction overruns and delays, zoning changes, etc.; and/or
●	environmental contamination.

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

	At September 30, 2020
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$859	$98	$—	$859	$859
Commercial loans secured by non-owner occupied real estate	8	8	—	8	30
Total impaired loans	$867	$106	$—	$867	$889

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2019
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	816	$84	$—	$816	$816
Commercial loans secured by non-owner occupied real estate	$8	$8	$—	$8	$30
Total impaired loans	$824	$92	$—	$824	$846

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Average impaired balance:
Commercial	$839	$785	$832	$393
Commercial loans secured by non-owner occupied real estate	8	10	8	10
Average investment in impaired loans	$847	$795	$840	$403
Interest income recognized:
Commercial	$9	$13	$31	$17
Commercial loans secured by non-owner occupied real estate	—	—	—	—
Interest income recognized on a cash basis on impaired loans	$9	$13	$31	$17

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	At September 30, 2020
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$142,948	$6,336	$3,352	$—	$152,636
Paycheck Protection Program (PPP)	68,460	—	—	—	68,460
Commercial loans secured by owner occupied real estate	87,844	1,889	1,086	—	90,819
Commercial loans secured by non-owner occupied real estate	349,901	27,472	1,477	8	378,858
Total	$649,153	$35,697	$5,915	$8	$690,773

	At December 31, 2019
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$161,147	$853	$11,922	$—	$173,922
Commercial loans secured by owner occupied real estate	88,942	1,384	1,329	—	91,655
Commercial loans secured by non-owner occupied real estate	362,027	—	1,600	8	363,635
Total	$612,116	$2,237	$14,851	$8	$629,212

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

	At September 30, 2020
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$232,115	$1,696	$233,811
Consumer	17,196	—	17,196
Total	$249,311	$1,696	$251,007

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2019
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$233,760	$1,479	$235,239
Consumer	18,255	—	18,255
Total	$252,015	$1,479	$253,494

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At September 30, 2020
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$152,558	$78	$—	$—	$78	$152,636	$—
Paycheck Protection Program (PPP)	68,460	—	—	—	—	68,460	$—
Commercial loans secured by owner occupied real estate	90,819	—	—	—	—	90,819	—
Commercial loans secured by non-owner occupied real estate	378,858	—	—	—	—	378,858	—
Real estate – residential mortgage	229,851	1,922	1,039	999	3,960	233,811	—
Consumer	17,156	40	—	—	40	17,196	—
Total	$937,702	$2,040	$1,039	$999	$4,078	$941,780	$—

	At December 31, 2019
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$173,922	$—	$—	$—	$—	$173,922	$—
Commercial loans secured by owner occupied real estate	91,538	117	—	—	117	91,655	—
Commercial loans secured by non-owner occupied real estate	363,635	—	—	—	—	363,635	—
Real estate – residential mortgage	231,022	2,331	864	1,022	4,217	235,239	—
Consumer	18,190	42	23	—	65	18,255	—
Total	$878,307	$2,490	$887	$1,022	$4,399	$882,706	$—

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

10.  Non-Performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	September 30, 2020	December 31, 2019
Non-accrual loans:
Commercial and industrial	$20	$—
Commercial loans secured by non-owner occupied real estate	8	8
Real estate – residential mortgage	1,696	1,479
Total	1,724	1,487

Other real estate owned:
Real estate – residential mortgage	40	37
Total	40	37

TDR’s not in non-accrual:
Commercial and industrial	839	815
Total	839	815
Total non-performing assets including TDR	$2,603	$2,339
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.27%	0.26%

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income due in accordance with original terms	$22	$14	$60	$43
Interest income recorded	—	—	—	—
Net reduction in interest income	$22	$14	$60	$43

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

The following table details the loan modified as a TDR during the three month period ending September 30, 2020 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$47	Extension of maturity date with a below market interest rate

The following table details the loans modified as TDR’s during the nine month period ended September 30, 2020 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$750	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate
Commercial and industrial	1	47	Extension of maturity date with a below market interest rate

The following table details the loan modified as a TDR during the three month period ended September 30, 2019 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$70	Extension of maturity date with a below market interest rate

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table details the loans modified as TDR’s during the nine month period ended September 30, 2019 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	2	$820	Extension of maturity date with a below market interest rate

All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed. The specific ALL reserve for loans modified as TDRs was $104,000 and $92,000 as of September 30, 2020 and December 31, 2019, respectively.

The Company had no loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2019 and 2018 (nine month periods) and July 1, 2019 and 2018 (three month periods), respectively, and that subsequently defaulted during these reporting periods.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.

Loan Modifications Related to COVID-19

Under section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes and reporting the loan as past due. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency so long as the loan was current on payments as of December 31, 2019. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

In response to the COVID-19 pandemic, the Company has prudently executed loan modifications for existing loan customers. The following table presents information comparing loans which were subject to a loan modification related to COVID-19, as of September 30, 2020 and June 30, 2020. Note that the percentage of outstanding loans presented below was calculated based on loan totals excluding PPP loans. Management believes that this method more accurately reflects the concentration of COVID-19 related modifications within the loan portfolio.

	At September 30, 2020		At June 30, 2020
		% of Outstanding		% of Outstanding
	Balance	Non-PPP Loans	Balance	Non-PPP Loans
	(in thousands)		(in thousands)
CRE/Commercial	$140,132	21.8%	$190,276	30.4%
Home Equity/Consumer	160	0.2	5,890	6.0
Residential Mortgage	4,069	2.9	3,839	2.8
Total	$144,361	16.4	$200,005	23.2

The balance of loan modifications related to COVID-19 at September 30, 2020 represents a decrease of $55.6 million, or 27.8%, from the balance of loans modified for COVID-19 reported in the second quarter 2020 10-Q which

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

totaled $200 million. Additionally, the balance of loan modifications related to COVID-19 decreased further as of October 31, 2020 and totaled $80.9 million. This represents a decrease of $63.4 million, or 43.9%, from the September 30, 2020 balance. As a result of these loan modifications, the Company has recorded $2.4 million of accrued interest income that has not been received as of September 30, 2020.

Requested modifications primarily consist of the deferral of principal and/or interest payments for a period of three to six months and maturity date extensions. The following table presents the composition of the types of payment relief that have been granted.

	At September 30, 2020		At June 30, 2020
	Number of Loans	Balance	Number of Loans	Balance
		(in thousands)		(in thousands)
Type of Payment Relief
Interest only payments	67	$74,680	83	$87,881
Complete payment deferrals	127	69,681	296	103,378
Maturity date extensions	—	—	4	8,746
Total	194	$144,361	383	$200,005

Management is carefully monitoring asset quality with a particular focus on customers that have requested payment deferrals during this difficult economic time. The Asset Quality Task Force is meeting monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers. It is expected that a significant number of the remaining loans with payment modifications will return to normal payment status during the fourth quarter of 2020. Deferral extension requests will be considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt, and current as well as any additional regulatory guidance. As of September 30, 2020, the Company has granted one deferral extension request related to a $2.5 million commercial real estate loan within the hotel industry. The additional deferral period, three months of principal and interest payments, was approved in conjunction with an SBA program that will allow the borrower to receive payment relief on a separate SBA 504 Debenture which holds a second lien position on the collateral securing the Company’s loan. In order to properly reflect the increased credit risk, the loan has been downgraded into the special mention risk rating.

11.  Short-Term and Federal Home Loan Bank Borrowings

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At September 30, 2020
			Weighted
Type	Maturing	Amount	Average Rate
Federal Funds Purchased	Overnight	$2,000	0.65%
Open Repo Plus	Overnight	3,894	0.39
FHLB Advances	2020	11,187	0.95
	2021	22,496	1.08
	2022	20,888	2.03
	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		74,336	1.44
Total short-term and FHLB borrowings		$80,230	1.37%

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2019
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$22,412	1.81%
FHLB Advances	2020	18,729	1.75
	2021	9,496	2.28
	2022	17,838	2.21
	2023	5,568	2.48
	2024	2,037	1.86
Total FHLB advances		53,668	2.08
Total short-term and FHLB borrowings		$76,080	2.00%

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

12.  Lease Commitments

The Company has operating and financing leases for several office locations and equipment. Several assumptions and judgments were made when applying the requirements of ASU 2016-02, Leases (Topic 842) to the Company's lease commitments, including the allocation of consideration in the contracts between lease and non-lease components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments.

Many of our leases include both lease (e.g., minimum rent payments) and non-lease components, such as common area maintenance charges, utilities, real estate taxes, and insurance. The Company has elected to account for the variable non-lease components separately from the lease component. Such variable non-lease components are reported in net occupancy expense on the Consolidated Statements of Operations when incurred. These variable non-lease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets. The following table presents the lease cost associated with both operating and financing leases for the three and nine month periods ending September 30, 2020 and 2019 (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease cost
Financing lease cost:
Amortization of right-of-use asset	$68	$64	$203	$193
Interest expense	28	29	85	88
Operating lease cost	29	29	87	87
Total lease cost	$125	$122	$375	$368

Certain of the Company's leases contain options to renew the lease after the initial term. Management considers the Company's historical pattern of exercising renewal options on leases and the performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

table presents the weighted-average remaining lease term and discount rate for the leases outstanding at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Operating	Financing	Operating	Financing
Weighted-average remaining term (years)	11.5	16.1	11.9	17.1
Weighted-average discount rate	3.48%	3.51%	3.46%	3.60%

The following table presents the undiscounted cash flows due related to operating and financing leases, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets (in thousands).

September 30, 2020
	OPERATING	FINANCING
Undiscounted cash flows due:
Within 1 year	$119	$316
After 1 year but within 2 years	110	319
After 2 years but within 3 years	69	320
After 3 years but within 4 years	69	253
After 4 years but within 5 years	69	252
After 5 years	539	2,821
Total undiscounted cash flows	975	4,281
Discount on cash flows	(177)	(1,120)
Total lease liabilities	$798	$3,161

December 31, 2019
	OPERATING	FINANCING
Undiscounted cash flows due:
Within 1 year	$118	$296
After 1 year but within 2 years	120	275
After 2 years but within 3 years	98	277
After 3 years but within 4 years	69	274
After 4 years but within 5 years	69	236
After 5 years	589	3,007
Total undiscounted cash flows	1,063	4,365
Discount on cash flows	(198)	(1,202)
Total lease liabilities	$865	$3,163

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of September 30, 2020, the Company had no short-term leases. As of December 31, 2019, the Company had one short-term equipment lease which it elected to not record on the Consolidated Balance Sheets.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.  Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Net			Net
	Unrealized			Unrealized
	Gains and			Gains and
	Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$3,398	$(17,469)	$(14,071)	$1,398	$(13,948)	$(12,550)
Other comprehensive income (loss) before reclassifications	113	(483)	(370)	480	(7)	473
Amounts reclassified from accumulated other comprehensive loss	—	483	483	(69)	325	256
Net current period other comprehensive income	113	—	113	411	318	729
Ending balance	$3,511	$(17,469)	$(13,958)	$1,809	$(13,630)	$(11,821)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Net			Net
	Unrealized			Unrealized
	Gains and			Gains and
	Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$1,715	$(17,886)	$(16,171)	$(1,409)	$(12,816)	$(14,225)
Other comprehensive income (loss) before reclassifications	1,796	(1,031)	765	3,311	(1,790)	1,521
Amounts reclassified from accumulated other comprehensive loss	—	1,448	1,448	(93)	976	883
Net current period other comprehensive income (loss)	1,796	417	2,213	3,218	(814)	2,404
Ending balance	$3,511	$(17,469)	$(13,958)	$1,809	$(13,630)	$(11,821)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended Septembere 30, 2020 and 2019 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
	months ended	months ended	Affected line item in the
Details about accumulated other comprehensive loss components	September 30, 2020	September 30, 2019	statement of operations
Realized (gains) losses on sale of securities
	$—	$(88)	Net realized gains on investment securities
	—	19	Provision for income taxes
	$—	$(69)
Amortization of estimated defined benefit pension plan loss(2)
	$611	$412	Other expense
	(128)	(87)	Provision for income taxes
	$483	$325
Total reclassifications for the period	$483	$256

(1) Amounts in parentheses indicate credits.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 18 for additional details).

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the nine	For the nine
	months ended	months ended	Affected line item in the
Details about accumulated other comprehensive loss components	September 30, 2020	September 30, 2019	statement of operations
Realized (gains) losses on sale of securities
	$—	$(118)	Net realized gains on investment securities
	—	25	Provision for income taxes
	$—	$(93)
Amortization of estimated defined benefit pension plan loss(2)
	$1,833	$1,236	Other expense
	(385)	(260)	Provision for income taxes
	$1,448	$976
Total reclassifications for the period	$1,448	$883

(1) Amounts in parentheses indicate credits.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 18 for additional details).

14.  Regulatory Capital

The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. For a more detailed discussion, see the Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2020, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table (in thousands, except ratios).

	At September 30, 2020
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$135,967	13.02%	$122,960	11.80%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	105,383	10.09	111,803	10.73	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	117,282	11.23	111,803	10.73	6.00	8.00
Tier 1 Capital (To Average Assets)	117,282	9.39	111,803	9.05	4.00	5.00

	At December 31, 2019
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$132,544	13.49%	$119,477	12.23%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	102,841	10.47	109,173	11.17	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,729	11.68	109,173	11.17	6.00	8.00
Tier 1 Capital (To Average Assets)	114,729	9.87	109,173	9.50	4.00	5.00

*	Applies to the Bank only.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 7.34% (non-GAAP) at September 30, 2020. See the reconciliation of the tangible common equity ratio under the Balance Sheet section of the MD&A.

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

The following table summarizes the interest rate swap transactions that impacted the Company’s first nine months of 2020 and 2019 performance (in thousands, except percentages).

	At September 30, 2020
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	Fair Value	$36,726	3.06%	Monthly	$(345)
Swap liabilities	Fair Value	(36,726)	(3.06)	Monthly	345
Net exposure		—	—		—

	At September 30, 2019
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	Fair Value	$23,866	4.69%	Monthly	$11
Swap liabilities	Fair Value	(23,866)	(4.69)	Monthly	(11)
Net exposure		—	—		—

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at September 30, 2020 and 2019. None of the Company's derivatives are designated as hedging instruments.

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

The community banking segment includes both retail and commercial banking activities. Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial banking to businesses includes commercial loans, business services, and CRE loans. The wealth management segment includes the Trust Company, West Chester Capital Advisors (WCCA), our registered investment advisory firm, and Financial Services. Wealth management activities include personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial Services include the sale of mutual funds, annuities, and insurance products. The wealth management businesses also include the union collective investment funds (ERECT funds) which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2020		September 30, 2020
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$12,263	$2,509	$36,096	$7,788
Wealth management	2,620	547	7,672	1,510
Investment/Parent	(1,788)	(1,978)	(4,850)	(5,392)
Total	$13,095	$1,078	$38,918	$3,906

	Three months ended		Nine months ended
	September 30, 2019		September 30, 2019
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$11,739	$2,791	$34,367	$8,621
Wealth management	2,458	477	7,315	1,365
Investment/Parent	(1,338)	(1,579)	(3,843)	(4,627)
Total	$12,859	$1,689	$37,839	$5,359

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $235.7 million and $195.5 million along with standby letters of credit of $13.5 million and $14.7 million as of September 30, 2020 and December 31, 2019, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

18.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including US Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$419	$368	$1,257	$1,104
Interest cost	320	392	960	1,176
Expected return on plan assets	(811)	(756)	(2,433)	(2,268)
Recognized net actuarial loss	611	412	1,833	1,236
Net periodic pension cost	$539	$416	$1,617	$1,248

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and Liability Measured and Recorded on a Recurring Basis

Equity securities are reported at fair value utilizing Level 1 inputs. These securities are mutual funds held within a rabbi trust for the Company's executive deferred compensation plan. The mutual funds held are open-end funds that are registered with the Securities and Exchange Commission. These funds are required to publish their daily net asset value and to transact at that price.

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

The following table presents the assets and liability measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at September 30, 2020
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities	$424	$424	$—	$—
Available for sale securities:
U.S. Agency	3,276	—	3,276	—
U.S. Agency mortgage-backed securities	69,042	—	69,042	—
Municipal	18,651	—	18,651	—
Corporate bonds	50,747	—	50,747	—
Fair value swap asset	3,665	—	3,665	—
Fair value swap liability	(3,665)	—	(3,665)	—

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2019
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities	$366	$366	$—	$—
Available for sale securities:
U.S. Agency	5,116	—	5,116	—
U.S. Agency mortgage-backed securities	81,633	—	81,633	—
Municipal	15,170	—	15,170	—
Corporate bonds	39,830	—	39,830	—
Fair value swap asset	959	—	959	—
Fair value swap liability	(959)	—	(959)	—

Assets Measured and Recorded on a Non-Recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At September 30, 2020, collateral-based impaired loans with a carrying value of $266,000 were reduced by a specific valuation allowance totaling $8,000 resulting in a net fair value of $258,000. At December 31, 2019, collateral-based impaired loans with a carrying value of $263,000 were reduced by a specific valuation allowance totaling $8,000 resulting in a net fair value of $255,000.

Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2020 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$258	$—	$—	$258
Other real estate owned	40	—	—	40

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2019 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$255	$—	$—	$255
Other real estate owned	37	—	—	37

September 30, 2020	Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range (Wgtd Ave)
Impaired loans	$258	Appraisal of	Appraisal	0% to 100% (3%)
		collateral (1)	adjustments(2)

Other real estate owned	40	Appraisal of	Appraisal	57% (57%)
		collateral (1)	adjustments(2)
			Liquidation	22% to 38% (30%)
expenses

December 31, 2019	Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
	Fair Value	Techniques	Input	Range (Wgtd Ave)
Impaired loans	$255	Appraisal of	Appraisal	0% to 100% (3%)
		collateral (1)	adjustments(2)
Other real estate owned	37	Appraisal of	Appraisal	0% to 57% (38%)
		collateral (1)	adjustments(2)
			Liquidation	21% to 134% (30%)
expenses

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

AmeriServ Financial, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values based on US GAAP measurements and recorded carrying values at September 30, 2020 and December 31, 2019, for the remaining financial instruments not required to be measured or reported at fair value were as follows:

	September 30, 2020
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$42,636	$45,308	$—	$42,311	$2,997
Loans held for sale	7,587	7,766	7,766	—	—
Loans, net of allowance for loan loss and unearned income	931,496	941,988	—	—	941,988
FINANCIAL LIABILITIES:
Deposits with no stated maturities	728,507	745,879	—	—	745,879
Deposits with stated maturities	313,728	317,679	—	—	317,679
All other borrowings (1)	94,830	100,945	—	—	100,945

	December 31, 2019
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$39,936	$41,082	$—	$38,129	$2,953
Loans held for sale	4,868	4,970	4,970	—	—
Loans, net of allowance for loan loss and unearned income	873,427	873,908	—	—	873,908
FINANCIAL LIABILITIES:
Deposits with no stated maturities	651,469	631,023	—	—	631,023
Deposits with stated maturities	309,044	310,734	—	—	310,734
All other borrowings(1)	74,134	76,323	—	—	76,323

(1)	All other borrowings include advances from Federal Home Loan Bank, guaranteed junior subordinated deferrable interest debentures, and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

20.  Risks and Uncertainties

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Company’s customers. The pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, and consumer spending has resulted in less economic activity, and significant volatility and disruption in the financial markets. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory, and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees, and vendors. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees, and communities during this difficult time.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

…..2020 THIRD QUARTER SUMMARY OVERVIEW…..

AmeriServ reported third quarter 2020 net income of $1,078,000, or $0.06 per diluted common share. This represents a 36.2%, or $611,000, decrease from the third quarter of 2019 when net income totaled $1,689,000, or $0.10 per share. It also represents a decline from the second quarter of 2020 when net income was reported as $1,419,000, or $0.08 per diluted share. The decline can be attributed primarily to the recovery process from the nearly three months of lockdown brought about by the COVID-19 pandemic event during the first and second quarters of 2020.

The lockdown began on or about March 16, 2020 and was substantially uniform throughout the 50 states. The banking industry was classified as essential and therefore was permitted to continue to operate but with significant restrictions. Most banks, AmeriServ included, closed the lobbies of branch offices and permitted transaction activity only through automated teller machines, drive up facilities, or through internet access. Concurrently, the Federal Reserve requested that all banks support their borrowing customers with loan payment deferrals and forbearance agreements so they might reduce expenses during the lockdown. The premise at that time was that the lockdown would be short-lived.

However, though the lockdown partially ended mid-June, some restrictions continued even up to and including today. The pandemic event has had serious consequences for some entire industries such as airlines, hotels, cruise lines, restaurants and others. The enemy of these industries is the length of the necessary period of recovery. The Congress, the Administration, and the Federal Reserve have instituted numerous stimulus programs to help recovery and which also have increased the liquidity of the banks. However, the payment deferrals and forbearance agreements have continued for some borrowers. These events throughout the economy are actually only a reflection of the continuation of the pandemic event well beyond most forecasts. It is these conditions that we must consider and attempt to mitigate throughout all AmeriServ activities.

As prudent bankers we have found it necessary to once again strengthen our allowance for loan losses. During the second quarter of 2020, that strengthening required a $450,000 increase to our allowance and, in the third quarter of 2020, an additional loan loss provision of $675,000. Our Asset Quality Task Force meets regularly to evaluate our borrowers and our relationship managers are in constant contact with the principals. Thus far, the process has worked satisfactorily and we continue to be helpful to our borrowers but also we seek to always protect the interests of AmeriServ. It is our belief that the nation’s banks have done an outstanding job of preventing economic chaos. AmeriServ will continue that effort and always protect the safety and soundness of this franchise.

Within these difficult events however, AmeriServ has experienced some significant bright spots. For example, our loan portfolio, excluding PPP loans, grew by over $20 million in the third quarter indicating that there are small and mid-sized businesses who are recovering. Then, reflecting the various governmental stimulus programs, our average deposits increased by $18 million in the third quarter of 2020. Even more impressive is that deposits in AmeriServ have grown by over $81 million in the period from December 31, 2019 to September 30, 2020. AmeriServ’s liquidity is at an all-time high, a very good thing in a difficult economy.

One of the negatives of Federal Reserve policy has been their choosing a scenario of low interest rates. Such a scenario punishes savers, the retired, and the net interest margin of community financial institutions such as AmeriServ. However, low interest rates increase demand for residential mortgages. Through the end of the third quarter, AmeriServ has already closed more mortgages than it closed in the entire year of 2019. This increase has been evident in every market where AmeriServ is present. Particularly, that includes the special relationship which AmeriServ has developed with the Pennsylvania State Education Association, which brings us mortgage opportunities in most counties of the Commonwealth.

The AmeriServ wealth management activities are centered in AmeriServ Trust and Financial Services Company and West Chester Capital Advisors, our registered investment advisor. It goes without saying that 2020 has been a volatile year in virtually all financial markets, but as of September 30, 2020, wealth management activity reached an all-time high of assets under administration and management. The purpose of this activity is to be counter cyclical to the interest rates driven business model of AmeriServ Financial Bank. It is very positive to watch it perform so well in such a difficult environment. The lifecycle has an effect on all of us. Therefore, our wealth management business lines attempt to promote future life planning. We help with college tuition, with retirement expenses and the rainy day funds that are so necessary as age creeps up on all of us.

THREE MONTHS ENDED SEPTEMBER 30, 2020 VS. THREE MONTHS ENDED SEPTEMBER 30, 2019

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2020	September 30, 2019
Net income	$1,078	$1,689
Diluted earnings per share	0.06	0.10
Return on average assets (annualized)	0.34%	0.57%
Return on average equity (annualized)	4.17%	6.60%

The Company reported net income of $1,078,000, or $0.06 per diluted common share. This earnings performance represents a $611,000, or 36.2%, decrease from the third quarter of 2019 when net income totaled $1,689,000, or $0.10 per diluted common share. AmeriServ Financial, Inc. continued to experience record levels of both loans and deposits while dealing with the challenges presented by the COVID-19 pandemic. The decline in earnings between years is due to our decision to further strengthen our allowance for loan losses given the economic uncertainty resulting from the pandemic. Additionally, over 32% of total revenue in the third quarter of 2020 came from non-interest income sources which included record contributions from our strong wealth management business and active residential mortgage operation.

…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is effected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities. The following table compares the Company’s net interest income performance for the third quarter of 2020 to the third quarter of 2019 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	September 30, 2020	September 30, 2019	$ Change	% Change
Interest income	$11,237	$12,433	$(1,196)	(9.6)%
Interest expense	2,446	3,669	(1,223)	(33.3)
Net interest income	$8,791	$8,764	$27	0.3
Net interest margin	2.97%	3.18%	(0.21)%	N/M

N/M — not meaningful

The Company’s net interest income in the third quarter of 2020 increased slightly by $27,000, or 0.3%, from the prior year’s third quarter. The Company’s net interest margin of 2.97% for the third quarter of 2020 was 21 basis points lower than the third quarter of 2019. The third quarter of 2020 results were indicative of the slow economic recovery currently being experienced due to the uncertainty that exists from the COVID-19 pandemic and the upcoming Presidential election. Although demonstrating increasing strength late in the third quarter, the economic uncertainty resulted in slow commercial loan demand, which has an unfavorable impact on our business model since commercial loans comprise approximately 73% of our total loan portfolio. The slow loan demand combined with low national interest rates continued to pressure earning asset margins. The Company’s balance sheet experienced robust growth during the second quarter of 2020 as a result of the Paycheck Protection Program (PPP) and other government sponsored initiatives established to stimulate the economy. The higher level of loans and deposits that resulted from these government sponsored programs remained on the balance sheet throughout the third quarter. As a result, the average balance of total interest earning assets for the third quarter of 2020 is higher compared to the same period in 2019. The higher level of average earning assets was primarily attributable to approximately $68 million of PPP loans that have an interest rate of 1.0% and approximately $40 million of short-term investments which earned 0.5% during the third quarter. These low earning assets further contributed to the pressure being experienced on earning asset margins, which are already unfavorably impacted by low interest rate environment. Excluding the low yielding PPP loans from the net interest margin calculation for the 2020 third quarter would result in the net interest margin percentage being 9 basis points higher and averaging 3.06% (non-GAAP). The Company believes that this non-GAAP financial measure provides information to investors that is useful in understanding its net interest margin.  This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.  Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures, and, because not all companies use the same calculation to exclude the effect of PPP loans, this presentation may not be comparable to other similarly titled measures calculated by other companies.

The following table sets forth the calculation of this non-GAAP financial measure (in thousands, except percentages).

Three months
ended
September 30, 2020
Tax-equivalent net interest income(1)	$34,599
Average earning assets	1,166,451
Net interest margin	2.97%
Net interest margin, excluding PPP lending activity and corresponding increase in total deposits from government related assistance programs:
Tax-equivalent net interest income(1)	$34,599
PPP loan income(1)	(1,515)
Borrowings expense to fund PPP loans(1)	564
Non-GAAP tax-equivalent net interest income	33,648
Average earning assets	1,166,451
Average PPP loans	(67,970)
Non-GAAP average earning assets	1,098,481
Non-GAAP net interest margin	3.06%

(1)	Value is annualized and the tax effect totaled $22,000.

Total interest earning assets increased in the third quarter of 2020 due to growth in total loans and short-term investments which more than offset total investment securities decreasing. Both non-interest and interest bearing deposits increased resulting in less reliance on short-term borrowed funds. Effective management of our funding costs along with the downward repricing of certain interest bearing liabilities tied to market indexes resulted in total interest expense decreasing between years. The decrease to total interest expense more than offset the decrease in total interest income resulting in the increase to net interest income.

Total loans continued to reach a new record level and averaged $933 million in the third quarter of 2020 which was $52.8 million, or 6.0%, higher than the $880 million average for the third quarter of 2019. The growth in total average loans was due primarily to the Company’s participation in the PPP program. As of September 30, 2020, the Company processed 474 PPP loans totaling approximately $68 million to assist small businesses and our markets in this difficult economy. The Company recorded a total of $381,000 of processing fee income and interest income from PPP lending activity in the third quarter. Note that PPP processing fee income decreased significantly, by approximately $700,000, between the second and third quarters of 2020 as most of the allowable up-front fees from the PPP loans were already recognized as income in the second quarter. The remaining portion of PPP processing fees totals approximately $1.1 million and are being amortized into income over the time period that the loans remain on our balance sheet or until the PPP loan is forgiven at which time the remaining fee will be recognized immediately as income. Normal commercial lending activity has been slow because of the economic uncertainty but did improve as the third quarter progressed. Commercial loan pipelines are currently at levels that are similar to where they were prior to the pandemic. Residential mortgage loan activity continued to be exceptionally strong given the lower interest rate environment. This along with management’s strategy to retain more residential mortgage loan production in our loan portfolio has resulted in the balance of residential mortgage loans increasing. Overall, on an end of period basis, excluding total PPP loans, the total loan portfolio grew by approximately $20 million since June 30, 2020. Even though total average loans increased compared to the same period last year and loan interest income was enhanced by the PPP revenue, loan interest and fee income decreased by $1.0 million, or 9.4%, between the third quarter of 2020 and last year’s third quarter. The lower loan interest income reflects the challenges presented from the lower interest rate environment as new loans originated at lower yields and certain loans tied to LIBOR or the prime rate repriced downward as both of these indices have moved down with the Federal Reserve’s decision to decrease the target federal funds interest rate by a total of 225 basis points since June 2019.

Total investment securities averaged $188 million in the third quarter of 2020 which is $4.7 million, or 2.4%, lower than the $192 million average for the third quarter of 2019. The Company continues to be selective when purchasing the more typical types of securities that have been purchased historically as the market is less favorable given the differences in the position and shape of the U.S. Treasury yield curve from the prior year. The Company was active during the third quarter of 2020 purchasing corporate securities, particularly subordinated debt issued by other financial institutions. Subordinated debt offers higher yields than the typical types of securities in which we invest and is particularly attractive given the current low interest rate environment and flat shape of the yield curve. Management believes it to be acceptable to increase our investments in bank subordinated debt in a gradual and diversified manner, given the heavily regulated nature of the industry combined with our intensive due diligence process. In addition, investments in subordinated debt are being executed according to guidelines established by both the regulators and our internal ALCO policy. Interest income on investment securities decreased between the third quarter of 2020 and the third quarter of 2019 by $148,000, or 9.2%.

Our liquidity position continues to be exceptionally strong due to the significant influx of deposits that resulted from the government stimulus programs and as customers continue to be cautious and are demonstrating reduced spending activity due to the economic uncertainty. As a result, average short-term investments increased by $28.7 million in the third quarter of 2020 when compared to the third quarter of 2019. The challenge of profitably deploying this excess liquidity resulted in management investing in high quality commercial paper given their short maturities and higher rates of return. However, as the third quarter progressed, the yields on commercial paper demonstrated a steady decline, making it even more challenging to find a suitable return for our excess liquidity. Interest income on short-term investments decreased by $33,000, or 39.3%. Overall, total interest income decreased by $1.2 million, or 9.6%, between the third quarter of 2020 and the third quarter of 2019.

Total interest expense for the third quarter of 2020 decreased by $1.2 million, or 33.3%, when compared to the third quarter of 2019, due to lower levels of both deposit and borrowing interest expense. Deposit interest expense in the third quarter of 2020 was lower by $1.2 million, or 40.3%, compared to the third quarter of 2019. Total deposits grew significantly during the second quarter of 2020 because of the government stimulus programs and consumers being more cautious with their spending. The higher level of total deposits remained on the Company’s balance sheet throughout the third quarter. Similar to total loans, total average deposits, again, reached a record level, averaging $1.054 billion for the quarter, which is $69.1 million, or 7.0%, higher than the 2019 third quarter average. In addition, the Company’s loyal core deposit base continues to be a source of strength for the Company during periods of market volatility. Management continued to prudently and effectively execute several deposit product pricing decreases given the low interest rate environment and the corresponding downward pressure that these low interest rates have on the net interest margin. As a result, the Company experienced deposit cost relief. Specifically, the Company’s average cost of interest bearing deposits declined by 59 basis points since the third quarter of 2019 and averaged 0.79% in the third quarter of 2020. Also offsetting a portion of the net interest margin pressure from the lower national interest rates is a significant portion of the deposit growth occurring in non-interest bearing demand deposits. Overall, total deposit cost, including demand deposits, averaged 0.65% in the third quarter of 2020 as compared to 1.17% in the third quarter of 2019. The Company’s loan to deposit ratio averaged 88.6% in the third quarter of 2020 which we believe indicates that the Company is well positioned to continue assisting our customers and the community given the impact that the COVID-19 pandemic is having on the economy and has ample capacity to grow its loan portfolio as opportunities arise.

The Company experienced a $55,000, or 7.1%, decrease in the interest cost of borrowings in the third quarter of 2020 when compared to the third quarter of 2019. The decline is a result of the Federal Reserve’s actions to decrease interest rates and the impact that these rate decreases have on the cost of overnight borrowed funds and the replacement of matured FHLB term advances. The total 2020 third quarter average term advance borrowings balance increased by approximately $18.1 million, or 32.4%, when compared to the third quarter of 2019 as the Company took advantage of the lower yield curve to prudently extend borrowings. The rate on certain FHLB term advances is lower than the rate on overnight borrowings. As a result, the combined growth of average FHLB term advances and total average deposits resulted in less reliance on overnight borrowed funds, which decreased between years by $4.6 million, or 76.4%, for the quarter. Overall, the 2020 third quarter average of total short-term and FHLB borrowed funds was $75.3 million, which represents an increase of $13.5 million, or 21.8%, from the 2019 third quarter.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2020 and 2019 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended September 30, 2020 and 2019 was $5,000, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended September 30 (In thousands, except percentages)

	2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$933,139	$9,729	4.10%	$880,320	$10,742	4.80%
Short-term investments and bank deposits	45,553	55	0.47	12,168	90	2.92
Investment securities – AFS	145,489	1,122	3.07	152,304	1,265	3.34
Investment securities – HTM	42,270	336	3.17	40,163	341	3.32
Total investment securities	187,759	1,458	3.10	192,467	1,606	3.34
Total interest earning assets/interest income	1,166,451	11,242	3.81	1,084,955	12,438	4.52
Non-interest earning assets:
Cash and due from banks	18,512			19,803
Premises and equipment	18,352			18,881
Other assets	72,247			65,545
Allowance for loan losses	(9,792)			(8,247)
TOTAL ASSETS	$1,265,770			$1,180,937
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$177,242	$64	0.16%	$174,452	$427	0.97%
Savings	107,824	36	0.13	97,281	41	0.17
Money markets	237,758	191	0.32	231,024	639	1.10
Time deposits	345,923	1,436	1.67	330,878	1,788	2.15
Total interest bearing deposits	868,747	1,727	0.79	833,635	2,895	1.37
Short-term borrowings	1,429	1	0.24	6,053	38	2.43
Advances from Federal Home Loan Bank	73,857	280	1.52	55,781	297	2.11
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Subordinated debt	7,650	130	6.80	7,650	130	6.80

Lease liabilities	3,911	28	2.85	4,122	29	2.82
Total interest bearing liabilities/interest expense	968,679	2,446	1.01	920,326	3,669	1.58
Non-interest bearing liabilities:
Demand deposits	185,108			151,096
Other liabilities	9,170			7,949
Shareholders’ equity	102,813			101,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,265,770			$1,180,937
Interest rate spread			2.80			2.94
Net interest income/ Net interest margin (non-GAAP)		8,796	2.97%		8,769	3.18%
Tax-equivalent adjustment		(5)			(5)
Net Interest Income (GAAP)		$8,791			$8,764

…..PROVISION FOR LOAN LOSSES…..The Company recorded a $675,000 provision expense for loan losses in the third quarter of 2020 as compared to a $225,000 provision expense in the third quarter of 2019. The Company continues to build the allowance for loan losses given the overall economic climate and the uncertainty that exists because of the COVID-19 pandemic. The 2020 provision expense reflects management’s decision to strengthen certain qualitative factors within our allowance for loan losses calculation as well as the third quarter rating downgrade of several loans to special mention totaling approximately $29 million from the hotel industry. The hotel industry has been especially negatively impacted from the pandemic and is demonstrating a slow pace of recovery from the economic lockdown. Additionally, during the third quarter, two substantial commercial loans previously classified as substandard were upgraded, while another troubled commercial loan paid off. The rating improvements on these loans helped limit the increase in the loan loss provision during the third quarter of 2020 which partially off set the previously mentioned rating downgrades. The Company’s asset quality continues to remain strong as evidenced by low levels of net loan charge-offs and non-performing assets. The Company experienced net loan charge-offs of $90,000, or 0.04% of total loans, in the 2020 third quarter compared to net loan recoveries of $18,000, or 0.01% of total loans, in the third quarter of 2019. Non-performing assets totaled $2.6 million, or only 0.27% of total loans, at September 30, 2020. In summary, the allowance for loan losses provided 395% coverage of non-performing assets, and was 1.08% of total loans, at September 30, 2020, compared to 397% coverage of non-performing assets, and 1.05% of total loans, at December 31, 2019. The reserve coverage of total loans, excluding PPP loans, was 1.17% (non-GAAP) at September 30, 2020. See the reconciliation of the non-GAAP measure of the reserve coverage of total loans, excluding PPP loans, within the Allowance for Loan Losses Section of the MD&A.

…..NON-INTEREST INCOME….. Non-interest income for the third quarter of 2020 totaled $4.3 million and increased $209,000, or 5.1%, from the third quarter 2019 performance. Factors contributing to the higher level of non-interest income for the quarter included:

●	a $173,000 increase in wealth management fees as the entire wealth management division has been resilient and performed well in spite of the volatility of the markets. The wealth management division continued the effective execution of managing client accounts. In addition, there was an improved level of fee income from the financial services business unit;
●	a $115,000 decrease in service charges on deposit accounts as consumer spending activity based fees such as deposit service charges, which include overdraft fees, decreased significantly with the shutdown of the economy and has been slow to improve given the pace of the economic recovery;
●	a $102,000 increase in income from residential mortgage loan sales into the secondary market due to the strong level of residential mortgage loan production in the third quarter of 2020. Additionally, the higher level of residential mortgage loan production resulted in a $64,000 increase in mortgage related fee income;

●	no investment security sale activity occurred in the third quarter of 2020 after the Company recognized an $88,000 investment security sale gain in the third quarter of 2019. The 2019 gain resulted from the opportunity to capture gains on certain securities that demonstrated higher than typical market appreciation in the low interest rate environment; and
●	a $43,000 increase in other income due to a higher level of other fee income that primarily resulted from a credit received from our ATM provider.

…..NON-INTEREST EXPENSE….. Non-interest expense for the third quarter of 2020 totaled $11.1 million and increased by $604,000, or 5.8%, from the prior year’s third quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	a $514,000 increase in salaries & benefits expense due to several factors, including, pension expense, health care costs, salaries, and incentive compensation. Pension expense increased by $71,000 for the quarter between years due to the unfavorable impact that the lower interest rate environment has on the discount rates that are used to revalue the defined benefit pension obligation each year. Also contributing to the higher salaries & benefits expense, was a $90,000 increase in health care costs and a $92,000 increase in total salaries. In addition, there was a $160,000 increase in incentive compensation primarily due to commissions earned as a result of increased residential mortgage loan production;
●	a $216,000 decrease in other expense due to a lower level of meals & travel costs that is related to travel restrictions from the pandemic as well as reduced outside processing fees and telephone costs;
●	a $140,000 increase in FDIC insurance expense as this line item returned to a more normal level after the benefit from the application of the Small Bank Assessment Credit regulation expired earlier this year; and
●	a $97,000 increase in professional fees resulted from higher appraisal fees due to the significantly higher level of residential mortgage loan production, higher legal fees related to PPP loan processing, and a higher level of outside professional services.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $235,000, or an effective tax rate of 17.9%, in the third quarter of 2020. This compares to an income tax expense of $442,000, or an effective tax rate of 20.7%, for the third quarter of 2019. The lower effective tax rate and income tax expense in the third quarter of 2020 reflected a modest income tax credit recognized to correct an over accrual of income tax expense that occurred earlier this year.

NINE MONTHS ENDED SEPTEMBER 30, 2020 VS. NINE MONTHS ENDED SEPTEMBER 30, 2019

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019

Net income	$3,906	$5,359
Diluted earnings per share	0.23	0.31
Return on average assets	0.43%	0.61%
Return on average equity	5.15	7.21

For the nine-month time period ended September 30, 2020, the Company reported net income of $3,906,000, or $0.23 per diluted common share. This earnings performance was a $1,453,000, or 27.1%, decline from the nine-month period of 2019 where net income totaled $5,359,000, or $0.31 per diluted common share. The earnings per share performance for the nine-month period of 2020 decreased 25.8% when compared to the nine-month period of 2019.

…..NET INTEREST INCOME AND MARGIN…..The following table compares the Company’s net interest income performance for the first nine months of 2020 to the first nine months of 2019 (in thousands, except percentages):

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	$ Change	% Change

Interest income	$35,242	$37,362	$(2,120)	(5.7)%
Interest expense	8,227	10,880	(2,653)	(24.4)
Net interest income	$27,015	$26,482	$533	2.0
Net interest margin	3.16%	3.24%	(0.08)%	N/M

N/M — not meaningful

The Company’s net interest income in the first nine months of 2020 increased by $533,000, or 2.0%, when compared to the first nine months of 2019. The Company’s net interest margin of 3.16% for the first nine months of 2020 declined by 8 basis point from the prior year’s first nine-month time period. Total average earning assets increased in the first nine months of 2020 by $48.7 million, or 4.5%. The increase in earning assets is due to growth in total loans and short-term investments which more than offset a decrease in total investment securities. As discussed earlier, the higher level of average earning assets was primarily attributable to the additional low yielding PPP loans and short-term investments. These low earning assets further contributed to the pressure being experienced on earning asset margins, which are already unfavorably impacted by the low interest rate environment. Both non-interest and interest bearing deposits increased since last year resulting in less reliance on short-term borrowed funds. Effective management of our funding costs along with the downward repricing of certain interest bearing liabilities tied to market indexes resulted in total interest expense decreasing between years. The decrease in total interest expense more than offset the decrease in total interest income resulting in the increase to net interest income.

Total loans averaged $908 million in the first nine months of 2020 which was $33.0 million, or 3.8%, higher than the 2019 first nine-month average. As previously discussed in the quarterly comparison of this MD&A, the growth in total average loans was due primarily to the Company’s participation in the PPP program. As of September 30, 2020, the Company processed 474 PPP loans totaling approximately $68 million to assist small businesses and our community in this difficult economy. Also, the Company recorded a total of $1.4 million of processing fee income and interest income from PPP lending activity. In addition to the PPP lending activity, residential mortgage loan activity continued to be exceptionally strong given the lower interest rate environment. Through the first nine months of 2020, residential mortgage loan production was 65.0% higher than the production level achieved for the full year of 2019. Normal commercial lending activity has been slow because of the economic uncertainty but has improved as the year progresses. Commercial loan pipelines are currently at levels that are similar to where they were prior to the pandemic. Even though total average loans increased compared to the same period last year and loan interest income was enhanced by the PPP revenue, loan interest and fee income decreased by $1.6 million, or 5.1%, for the first nine months of 2020. Again, the lower interest income reflects the challenges that this record low interest rate environment has created. New loans are being originated at lower yields and certain loans tied to LIBOR or the prime rate have repriced downward as both of these indices have moved down with the Federal Reserve’s decision to decrease the target federal funds interest rate by a total of 225 basis points since June 2019.

Total investment securities averaged $187 million in the first nine months of 2020 which was $9.9 million, or 5.0%, lower than the $197 million average for the first nine months of 2019. The Company continues to be selective when purchasing securities given the differences in the position and shape of the U.S. Treasury yield curve from the prior year. As stated in more detail in the quarterly comparison narrative of this MD&A, the lower interest rates have resulted in a significant reduction in the more typical types of securities normally purchased. The Company has been active since March purchasing corporate securities, particularly subordinated debt issued by other financial institutions. Interest income on investments decreased between the first nine months of 2020 and the first nine months of 2019 by $474,000, or 9.5%.

Our liquidity position continues to be exceptionally strong due to the significant influx of deposits that resulted from the government stimulus programs and as customers continue to be cautious and are demonstrating reduced spending activity due to the economic uncertainty. As a result, average short-term investments and bank deposits increased by $25.6 million for the first nine months of 2020 when compared to the same period of 2019. Therefore, the challenge existed to profitably deploy this excess liquidity, to which management has responded by utilizing the commercial paper market. Interest income on short-term investments increased $7,000, or 3.3%. Overall, total interest income decreased by $2.1 million, or 5.7%, in the first nine months of 2020, as compared to the same period in 2019.

Total deposit interest expense decreased by $2.4 million, or 28.7%, between time periods and reflects management’s action to effectively execute several deposit product pricing decreases. Given the low interest rate environment and the downward pressure that the low interest rates have on the net interest margin, the Company has experienced deposit cost relief. Specifically, the Company’s average cost of interest bearing deposits for the first nine months of 2020 declined by 42 basis points when compared to the same period of 2019 and averaged 0.95%. Additionally, and similar to the quarterly comparison, a significant portion of deposit growth occurred in non-interest bearing demand deposits. Therefore, total deposit cost, including demand deposits, was lower and averaged 0.79% for the first nine months of 2020. Overall, total deposits averaged $1.024 billion in the first nine months of 2020 which was $46.1 million, or 4.7%, higher than the $978 million average for 2019.

The Company experienced a $215,000, or 9.0%, decrease in borrowings interest expense in the first nine months of 2020 when compared to the first nine months of 2019. The decline is a result of the Federal Reserve’s actions to decrease interest rates and the impact that these rate decreases have on the cost of overnight borrowed funds and the replacement of matured FHLB term advances. In the first nine months of 2020, the average FHLB term advance borrowings balance was $63.0 million, an increase of $11.9 million, or 23.2%, from the same period during 2019, as the Company took advantage of the lower yield curve to prudently extend borrowings. The rate on certain FHLB term advances was lower than the rate on overnight borrowings. As a result, the combined growth of total average deposits and average FHLB term advances resulted in less reliance on overnight borrowed funds, which decreased between years by $11.1 million, or 79.5%. Overall, total interest expense for the first nine months of 2020 decreased by $2.7 million, or 24.4%.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the nine month periods ended September 30, 2020 and 2019. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 42. The tax equivalent adjustments to interest income on loans and municipal securities for the nine months ended September 30, 2020 and 2019 was $18,000 and $17,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Nine months ended September 30 (In thousands, except percentages)

	2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$907,593	$30,522	4.44%	$874,601	$32,166	4.87%
Short-term investments and bank deposits	34,842	230	0.87	9,264	231	3.29
Investment securities – AFS	145,211	3,464	3.18	155,998	3,898	3.33
Investment securities – HTM	41,734	1,044	3.34	40,799	1,084	3.54
Total investment securities	186,945	4,508	3.22	196,797	4,982	3.38
Total interest earning assets/interest income	1,129,380	35,260	4.13	1,080,662	37,379	4.59
Non-interest earning assets:
Cash and due from banks	18,395			20,356
Premises and equipment	18,497			17,663
Other assets	70,380			63,628
Allowance for loan losses	(9,494)			(8,366)
TOTAL ASSETS	$1,227,158			$1,173,943
Interest bearing liabilities:

Interest bearing deposits:
Interest bearing demand	$172,365	$424	0.33%	$169,125	$1,260	1.00%
Savings	102,498	111	0.15	97,672	122	0.17
Money markets	232,819	867	0.50	235,936	1,975	1.12
Time deposits	344,729	4,652	1.81	323,116	5,135	2.12
Total interest bearing deposits	852,411	6,054	0.95	825,849	8,492	1.37
Short-term borrowings	2,860	17	0.80	13,944	276	2.65
Advances from Federal Home Loan Bank	62,979	840	1.79	51,112	793	2.07
Guaranteed junior subordinated deferrable interest debentures	13,085	841	8.57	13,085	841	8.57
Subordinated debt	7,650	390	6.80	7,650	390	6.80
Lease liabilities	3,960	85	2.85	3,238	88	3.63
Total interest bearing liabilities/interest expense	942,945	8,227	1.16	914,878	10,880	1.59
Non-interest bearing liabilities:
Demand deposits	171,767			152,197
Other liabilities	11,192			7,501
Shareholders’ equity	101,254			99,367
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,227,158			$1,173,943
Interest rate spread			2.97			3.00
Net interest income/ Net interest margin (non-GAAP)		27,033	3.16%		26,499	3.24%
Tax-equivalent adjustment		(18)			(17)
Net Interest Income (GAAP)		$27,015			$26,482

…..PROVISION FOR LOAN LOSSES…..The Company recorded a $1.3 million provision expense for loan losses in the first nine months of 2020 compared to a $175,000 provision recovery in the first nine months of 2019, which represents a net unfavorable shift of $1,475,000. The Company continues to build the allowance for loan losses given the economic climate and the uncertainty that exists because of the COVID-19 pandemic. The 2020 provision reflects management’s decision to strengthen certain qualitative factors within our allowance for loan losses calculation as well as risk rating adjustments on several loans within the portfolio, which was discussed previously in the quarterly comparison of this MD&A.. For the first nine months of 2020, the Company experienced net loan charge-offs of $295,000, or 0.04% of total loans, compared to net loan charge-offs of $151,000, or 0.02%, in 2019. Overall, the Company continued to maintain strong asset quality as its nonperforming assets totaled $2.6 million, or only 0.27% of total loans, at September 30, 2020. Management will be carefully monitoring asset quality with a particular focus on customers that have requested payment deferrals during this difficult economic time.

…..NON-INTEREST INCOME…..Non-interest income for the first nine months of 2020 totaled $11.9 million, increasing by $546,000, or 4.8%. Factors contributing to the higher level of non-interest income for the nine-month period included:

●	a $505,000 increase in income from residential mortgage loan sales into the secondary market due to the strong level of residential mortgage loan production. The higher level of residential mortgage loan production also resulted in mortgage related fees increasing by $214,000;
●	a $383,000 increase in wealth management fees due to an improved level of fee income from the financial services business unit. In addition, the wealth management division has continued the effective execution of managing client accounts despite the volatility of the markets and the major market value decline that occurred in late March which had been fully recovered by the end of the third quarter of 2020;
●	a $280,000 decrease in service charges on deposit accounts as the shutdown of the economy significantly decreased consumer spending activity based fees such as deposit service charges, including overdraft fees;

●	a $208,000 decrease in other income due to the impact of the economic shutdown and, more significantly, after a gain recognized in 2019 on the sale of equity shares from a previous acquisition when no such gain occurred in 2020; and
●	no investment security sale activity occurred in the first nine months of 2020 after the Company recognized a $118,000 investment security sale gain in the first nine months of 2019.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first nine months of 2020 totaled $32.7 million and increased by $1,494,000, or 4.8%, from the prior year. Factors contributing to the higher level of non-interest expense for the nine-month period included:

●	a $1,188,000 increase in salaries & benefits expense due to increased pension expense, health care costs, total salaries, and incentive compensation. Pension expense increased by $447,000 as a result of the unfavorable impact that the lower interest rate environment has on the discount rates that are used to revalue the defined benefit pension obligation each year. Also contributing to the higher salaries & benefits expense, was a $330,000 increase in health care costs and a $285,000 increase in total salaries. In addition, there was a $327,000 increase in incentive compensation primarily due to commissions earned as a result of increased residential mortgage loan production;
●	a $226,000 decrease in other expense due to a lower level of meals & travel costs that is related to travel restrictions from the pandemic as well as reduced outside processing fees and telephone costs. In addition, earlier in 2020, the Company recognized a reduction in the unfunded commitment reserve;
●	a $213,000 increase in total professional fees resulted from higher appraisal fees due to the significantly higher level of residential mortgage loan production, higher legal fees related to PPP loan processing, and a higher level of outside professional services; and
●	a $136,000 increase in FDIC insurance expense as this line item returned to a more normal level after the benefit from the application of the Small Bank Assessment Credit regulation expired earlier this year.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $966,000, or an effective tax rate of 19.8%, in the first nine months of 2020. This compares to the income tax expense of $1,403,000, or an effective tax rate of 20.7% for the first nine months of 2019.

…..SEGMENT RESULTS.…..The community banking segment reported a net income contribution of $2,509,000 in the third quarter of 2020 and $7,788,000 for the first nine months of 2020 which was down by $282,000 from the third quarter of last year and by $833,000 from the net income contribution for the first nine months of 2019. The primary driver for the lower level of net income in 2020 was the Company recording a $675,000 provision expense for loan losses for the third quarter of 2020 compared to a $225,000 provision expense in the third quarter of 2019 and a $1,300,000 provision expense for the first nine months of 2020 compared to a $175,000 provision recovery in 2019 which resulted in a net unfavorable shift of $1,475,000 between years. This was discussed previously in the Provision for Loan Losses sections within this document. The downward shift in the U.S. Treasury yield curve between years along with the Federal Reserve’s actions to decrease the fed funds rate three times in the second half of 2019 and by 150 basis points in March of 2020 negatively impacted the Company’s earning asset margin performance. As a result, total loan interest income decreased between years. Partially offsetting the unfavorable impact that the lower interest rate environment had on loan interest income was the additional processing fee income and interest income that the Company recorded from PPP lending activity, which totaled $381,000 for the third quarter and $1,406,000 for the nine months. The exceptionally stronger level of residential mortgage loan activity in 2020 resulted in this segment recognizing a higher gain on the sale of residential mortgage loans in the secondary market and a corresponding greater level of mortgage related fee income. Also favorably impacting net income was this segment experiencing deposit cost relief as total deposit interest expense decreased between years due to management’s action to lower pricing of several deposit products, given the declining interest rate environment. The decrease to total deposit interest expense occurred even though total deposits reached record levels which is described previously in the MD&A. Finally, and unfavorably impacting net income was total employee costs increasing and a slightly higher level of FDIC insurance expense.

The wealth management segment’s net income contribution was $547,000 in the third quarter and $1,510,000 for the first nine months of 2020 which was $70,000 higher than the third quarter of 2019 and $145,000 higher for the nine-month time period. The increase is due to wealth management fees increasing in both time periods as this segment was positively impacted by management’s effective execution of managing client accounts. The entire wealth management division has been resilient and performed well in spite of the volatility of the markets and a major market value decline that occurred in late March. The wealth management division also benefitted from a lower level of meals & travel related expenses due to travel restrictions from the pandemic. Slightly offsetting these favorable items were higher levels of professional fees, incentive compensation and equipment costs. Overall, the fair market value of trust assets under administration totaled $2.290 billion at September 30, 2020, an increase of $147 million, or 6.9%, from the September 30, 2019 total of $2.143 billion.

The investment/parent segment reported a net loss of $1,978,000 in the third quarter of 2020 and a net loss of $5,392,000 in the first nine months of 2020 which is a greater loss by $399,000 for the quarter and by $765,000 for the nine-month period. The increased loss was due to securities interest income decreasing by a higher amount than the decrease to total short term FHLB borrowings interest expense. Also, short-term investment interest income decreased for the quarter and only demonstrated a slight increase for the nine months even though the Company experienced exceptionally strong growth in its liquidity position between years from the significant influx of deposits that resulted from the government stimulus programs. However, the yield on commercial paper decreased significantly during the third quarter and resulted in reduced interest income. In 2019, this segment benefited from an investment security sale gain and there was no such gain in 2020, as discussed previously. Finally, the greater net loss at the investment/parent segment results from higher salaries and group insurance expense.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.26 billion at September 30, 2020, which increased by $86.9 million, or 7.4%, from the December 31, 2019 asset level. This change was related, primarily, to increased levels of cash and cash equivalents and loans. Specifically, short-term investments increased $16.2 million, or 430.6%, as the Company utilized the liquidity created by the significant influx of deposits, that resulted from the government stimulus programs, to purchase commercial paper. In addition, loans, net of unearned fees, and loans held for sale increased by $61.8 million, or 7.0%, as a result of the Company’s participation in the Paycheck Protection Program (PPP) and higher levels of residential mortgage loan production. In addition, total investment securities increased $2.7 million, or 1.5%, as the market value of the available for sale securities increased since year-end, accrued interest income receivable increased $2.3 million, or 65.9%, due to the loan modifications executed related to COVID-19 which deferred the payment of interest on certain loans for a period of three to six months, and other assets increased $2.6 million, or 42.2%, driven by an increase in the fair value of the interest rate swap assets.

Total deposits increased by $81.7 million, or 8.5%, in the first nine months of 2020. This robust growth is the result of consumers’ behavior to, 1) deposit their PPP funds into deposit accounts, 2) deposit government stimulus checks into the bank, and 3) keep higher balances in their accounts since they are not able to spend as much as they otherwise would because of the COVID-19 pandemic’s impact to the economy and our community. As of September 30, 2020, the 25 largest depositors represented 20.7% of total deposits, which is a slight decrease from December 31, 2019 when it was 20.9%. Total borrowings have increased by $4.1 million, or 4.1%, since year-end 2019. The increase was driven, primarily, by a higher level of FHLB term advances which totaled $74.3 million at September 30, 2020, an increase of $20.7 million, or 38.5%. The increase in FHLB term advances more than offset the decrease in short-term borrowings. Specifically, short-term borrowings decreased by $16.5 million, or 73.7%, and totaled $5.9 million. The Company has utilized the FHLB term advances to help manage interest rate risk and the lower U.S. Treasury yield curve and its flat shape allowed the Company to prudently extend borrowings.

The Company’s total shareholders’ equity increased by $4.8 million over the first nine months of 2020 due to the retention of earnings more than offsetting our common stock dividend payments to shareholders and the impact of our common stock buyback program. Additionally, the improved value of the investment securities portfolio had a positive impact on accumulated other comprehensive loss.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.02%, and a common equity tier 1 capital ratio of 10.09% at September 30, 2020. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of September 30, 2020, the Company’s book value per common share was $6.06 and its tangible book value per common share was $5.36 (non-GAAP). When compared to

December 31, 2019, book value per common share and tangible book value per common share each improved by $0.28 per common share. The tangible common equity to tangible assets ratio was 7.34% (non-GAAP) at September 30, 2020 and declined by 14 basis points when compared to December 31, 2019.

The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The Company believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition.  This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.  Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures, and, because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at September 30, 2020 and December 31, 2019 (in thousands, except share and ratio data):

	September 30,	December 31,
	2020	2019
Total shareholders’ equity	$103,369	$98,614
Less: Goodwill	11,944	11,944
Tangible equity	91,425	86,670
Total assets	1,258,131	1,171,184
Less: Goodwill	11,944	11,944
Tangible assets	1,246,187	1,159,240
Tangible common equity ratio (non-GAAP)	7.34%	7.48%
Total shares outstanding	17,058,644	17,057,871
Tangible book value per share (non-GAAP)	$5.36	$5.08

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2020	2019	2019
Total accruing loan delinquency (past due 30 to 89 days)	$2,534	$2,956	$2,397
Total non-accrual loans	1,724	1,487	1,080
Total non-performing assets including TDRs*	2,603	2,339	1,957
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.27%	0.33%	0.27%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.18	0.17	0.12
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.27	0.26	0.22
Non-performing assets as a percentage of total assets	0.21	0.20	0.17
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.04	0.02	0.02
Annualized provision (credit) for loan losses	0.19	0.09	(0.03)
Total classified loans (loans rated substandard or doubtful)**	$7,619	$16,338	$7,687

*

Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

**	Total classified loans include non-performing residential mortgage and consumer loans.

Overall, the Company continued to maintain good asset quality in the first nine months of 2020 as evidenced by low levels of non-accrual loans, non-performing assets, and loan delinquency levels that continue to be below 1% of total loans. The Company did experience a decrease in total classified loans during the third quarter of 2020 as two substantial commercial loans previously classified as substandard were upgraded and another troubled commercial loan paid off.

The Company is working prudently with our borrowers that have been negatively impacted from the effects of this difficult economy by granting them loan payment modifications. Management is carefully monitoring asset quality with a particular focus on customers that have requested payment deferrals and does expect a significant number of the remaining loans with payment modifications to return to normal payment status during the fourth quarter of 2020. Deferral extension requests will be considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt and current as well as any additional regulatory guidance. See the disclosures regarding COVID-19 related modifications within the Non-Performing Assets Including Troubled Debt Restructurings (TDR) footnote.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2020, the 25 largest credits represented 23.2% of total loans outstanding, which represents a decrease from the third quarter of 2019 when it was 24.3%.

…..ALLOWANCE FOR LOAN LOSSES…..The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2020	2019	2019
Allowance for loan losses	$10,284	$9,279	$8,345
Allowance for loan losses as
a percentage of each of the following:
total loans, net of unearned income	1.08%	1.05%	0.95%
total accruing delinquent loans
(past due 30 to 89 days)	405.84	313.90	348.14
total non-accrual loans	596.52	624.01	772.69
total non-performing assets	395.08	396.71	426.42

The Company recorded a $1.3 million provision expense for loan losses in the first nine months of 2020 compared to a $175,000 provision recovery in the first nine months of 2019, which represents a net unfavorable shift of $1,475,000 between periods. As mentioned previously, the Company continues to build the allowance for loan losses given the overall economic climate and the uncertainty that exists because of the COVID-19 pandemic. The Company’s asset quality continues to remain strong as evidenced by low levels of net loan charge-offs and non-performing assets. Note that the reserve coverage to total loans, excluding PPP loans, is 1.17% (non-GAAP) at September 30, 2020.

Management believes that this non-GAAP measure provides a greater understanding of ongoing operations and enhances comparability of results of operations with prior periods. The Company believes that investors may use this non-GAAP measure to analyze the Company’s financial condition without the impact of unusual items or events that may obscure trends in the Company’s underlying financial condition.  This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. The following table sets forth the calculation of the Company’s allowance for loan loss reserve coverage to total loans (GAAP) and the reserve coverage to total loans, excluding PPP loans (non-GAAP), at September 30, 2020 (in thousands, except percentages).

September 30,
2020
Allowance for loan losses	$10,284
Total loans, net of unearned income(1)	949,367
Reserve coverage	1.08%
Reserve coverage to total loans, excluding PPP loans:
Allowance for loan losses	$10,284
Total loans, net of unearning income(1)	949,367

PPP loans	(68,460)
880,907
Non-GAAP reserve coverage	1.17%

(1)	Includes loans and loans held for sale

…..LIQUIDITY…..The Company’s liquidity position continues to be exceptionally strong due to the significant influx of deposits that resulted from the government stimulus programs and as customers continue to be cautious and are demonstrating reduced spending activity due to the economic uncertainty. As a result total deposits reached a record level averaging $1.054 billion for the third quarter of 2020. In addition, the Company’s loyal core deposit base continues to prove to be a source of strength for the Company during periods of market volatility. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth. The Company also responded to the uncertain economic environment by enhancing it’s already strong liquidity position as average short-term investments increased by $28.7 million in the third quarter of 2020 compared to the third quarter of 2019. The challenge of profitably deploying this excess liquidity resulted in management investing in high quality commercial paper given their short maturities and higher rates of return. However, as the third quarter progressed, the yields on commercial paper demonstrated a steady decline, making it even more challenging to find a suitable return for our excess liquidity. The significant inflow of deposits are being held in these low yielding products while their durability is assessed. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 88.6% in the third quarter of 2020. We are positioned well to support our local economy and provide the necessary assistance to our community partners during this period of pandemic as well as service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $19.0 million from December 31, 2019, to $41.2 million at September 30, 2020, due to $84.4 million of cash provided by financing activities which more than offset $60.9 million of cash used in investing activities and $4.4 million of cash used in operating activities. Within financing activities, deposits increased by $81.7 million while total FHLB borrowings also increased as term advances increased by $20.7 million and more than offset total short-term borrowings decreasing by $16.5 million. Within investing activities, cash advanced for new loans originated totaled $207.0 million and was $59.0 million higher than the $148.0 million of cash received from loan principal payments. Within operating activities, $71.3 million of mortgage loans held for sale were originated while $69.7 million of mortgage loans were sold into the secondary market.

The holding company had $7.4 million of cash, short-term investments, and investment securities at September 30, 2020. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At September 30, 2020, our subsidiary Bank had $11.4 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has good liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, and its common stock dividend.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, time deposits with banks, and federal funds sold. These assets totaled $41.2 million and $22.2 million at September 30, 2020 and December 31, 2019, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At September 30, 2020, the Company had $348 million of overnight borrowing availability at the FHLB, $30 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.09%, the tier 1 capital ratio was 11.23%, and the total capital ratio was 13.02% at September 30, 2020. The Company’s tier 1 leverage ratio was 9.39% at September 30, 2020. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2020. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 334% of regulatory capital at September 30, 2020. While we work through the COVID-19 pandemic, our focus is on preserving capital to support customer lending and managing heightened credit risk due to the downturn in the economy. Additionally, we currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.025 per quarter.

In the first quarter of 2020, the Company completed the common stock repurchase program, which it had announced on April 16, 2019, where it bought back 526,000 shares, or 3% of its common stock, over a 12-month period at a total cost of $2.23 million. Specifically, during the first three months of 2020, the Company was able to repurchase 35,962 shares of its common stock and return $151,000 of capital to its shareholders through this program. Evaluation of a new common stock buyback program is on hold. At September 30, 2020, the Company had approximately 17.1 million common shares outstanding.

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

Under the Basel III capital standards, the minimum capital ratios are:

		MINIMUM CAPITAL RATIO
	MINIMUM	PLUS CAPITAL
	CAPITAL RATIO	CONSERVATION BUFFER
Common equity tier 1 capital to risk-weighted assets	4.5%	7.0%
Tier 1 capital to risk-weighted assets	6.0	8.5
Total capital to risk-weighted assets	8.0	10.5
Tier 1 capital to total average consolidated assets	4.0

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

	VARIABILITY OF	CHANGE IN
	NET INTEREST	MARKET VALUE OF
INTEREST RATE SCENARIO	INCOME	PORTFOLIO EQUITY
200 bp increase	8.5%	60.1%
100 bp increase	4.7	33.4
100 bp decrease	(1.3)	(24.5)

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

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $235.7 million and standby letters of credit of $13.5 million as of September 30, 2020. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

ACCOUNT — Pension liability

BALANCE SHEET REFERENCE — Other liabilities

INCOME STATEMENT REFERENCE — Salaries and employee benefits and Other expense

DESCRIPTION

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. Additionally, pension expense can also be impacted by settlement accounting charges if the amount of employees selected lump sum distributions exceed the total amount of service and interest component costs of the net periodic pension cost in a particular year. Our pension benefits are described further in Note 18 of the Notes to Unaudited Consolidated Financial Statements.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $7.9 million, or 77%, of the total allowance for loan losses at September 30, 2020 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of September 30, 2020, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At September 30, 2020, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

…..FORWARD LOOKING STATEMENT…..

THE STRATEGIC FOCUS:

AmeriServ Financial is committed to increasing shareholder value by striving for consistently improving financial performance; providing our customers with products and exceptional service for every step in their lifetime financial journey; cultivating an employee atmosphere rooted in trust, empowerment and growth; and serving our communities through employee involvement and a philanthropic spirit. We will strive to provide our shareholders with consistently improved financial performance; the products, services and know-how needed to forge lasting banking for life customer relationships; a work environment that challenges and rewards staff; and the manpower and financial resources needed to make a difference in the communities we serve. Our strategic initiatives will focus on these four key constituencies:

●	Shareholders — We strive to increase earnings per share; identifying and managing revenue growth and expense control and reduction; and managing risk. Our goal is to increase value for AmeriServ shareholders by growing earnings per share and narrowing the financial performance gap between AmeriServ and its peer banks. We try to return earnings to shareholders through a combination of dividends and share repurchases subject to maintaining sufficient capital to support balance sheet growth and economic uncertainty. We strive to educate our employee base as to the meaning/ importance of earnings per share as a performance measure. We will develop a value added combination for increasing revenue and controlling expenses that is rooted in developing and offering high-quality financial products and services; an existing branch network; electronic banking capabilities with 24/7 convenience; and providing truly exceptional customer service. We will explore branch consolidation opportunities and further leverage union affiliated revenue streams, prudently manage the

Company’s risk profile to improve asset yields and increase profitability and continue to identify and implement technological opportunities and advancements to drive efficiency for the holding company and its affiliates.
●	Customers — The Company expects to provide exceptional customer service, identifying opportunities to enhance the Banking for Life philosophy by providing products and services to meet the financial needs in every step through a customer’s life cycle, and further defining the role technology plays in anticipating and satisfying customer needs. We anticipate providing leading banking systems and solutions to improve and enhance customers’ Banking for Life experience. We will provide customers with a comprehensive offering of financial solutions including retail and business banking, home mortgages and wealth management at one location. We have upgraded and modernized select branches to be more inviting and technologically savvy to meet the needs of the next generation of AmeriServ customers without abandoning the needs of our existing demographic.
●	Staff — We are committed to developing high-performing employees, establishing and maintaining a culture of trust and effectively and efficiently managing staff attrition. We will employ a work force succession plan to manage anticipated staff attrition while identifying and grooming high performing staff members to assume positions with greater responsibility within the organization. We will employ technological systems and solutions to provide staff with the tools they need to perform more efficiently and effectively.
●	Communities — We will continue to promote and encourage employee community involvement and leadership while fostering a positive corporate image. This will be accomplished by demonstrating our commitment to the communities we serve through assistance in providing affordable housing programs for low-to-moderate-income families; donations to qualified charities; and the time and talent contributions of AmeriServ staff to a wide-range of charitable and civic organizations.

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

Item 3…..QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK…..

The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of the MD&A.

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2020, are effective.

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
101

The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: November 6, 2020	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: November 6, 2020	/s/ Michael D. Lynch
Michael D. Lynch
Senior Vice President and Chief Financial Officer