Form 10-K
period 2020-12-31
AMERISERV FINANCIAL INC /PA/
filed 2021-03-10
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

⌧        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

◻        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-11204

AMERISERV FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1424278
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

MAIN & FRANKLIN STREETS,
P.O. BOX 430, JOHNSTOWN,
PENNSYLVANIA	15907-0430
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (814) 533-5300

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.01 Per Share	ASRV	The NASDAQ Stock Market LLC

8.45% Beneficial Unsecured Securities, Series A	ASRVP	The NASDAQ Stock Market LLC
(AmeriServ Financial Capital Trust I)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “ accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its mangagement’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ◻ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $47,804,311 as of June 30, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 17,066,164 shares outstanding as of February 28, 2021.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the proxy statement for the annual shareholders’ meeting are incorporated by reference in Parts II and III.

FORM 10-K INDEX

PART I

ITEM 1.   BUSINESS

GENERAL

AmeriServ Financial, Inc. (the Company) is a bank holding company organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of AmeriServ Financial Bank (the Bank) in January 1983. The Company’s other wholly owned subsidiary is AmeriServ Trust and Financial Services Company (the Trust Company) which was formed in October 1992. AmeriServ Life Insurance Company (AmeriServ Life), formed in October 1987, was a captive insurance company that engaged in underwriting as a reinsurer of credit life and disability insurance. New business ceased being generated by AmeriServ Life in 2005. Since that time, the outstanding insurance policies have been running off and the final policy has expired. On September 30, 2020, the Arizona Corporation Commission approved the Articles of Dissolution for AmeriServ Life. The remaining assets of AmeriServ Life were transferred to AmeriServ Financial, Inc. and the subsidiary was formally closed on December 31, 2020. When used in this report, the “Company” may refer to AmeriServ Financial, Inc. individually or AmeriServ Financial, Inc. and its direct and indirect subsidiaries.

The Company’s principal activities consist of owning and operating its two wholly owned subsidiary entities. At December 31, 2020, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of  $1.3 billion, $1.1 billion, and $104.4 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and risk management.

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

AMERISERV FINANCIAL BANKING SUBSIDIARY

AMERISERV FINANCIAL BANK

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended (the Banking Code). Through 16 branch locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland counties, Pennsylvania and Washington county, Maryland, the Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, checking accounts, money market accounts, secured and unsecured consumer loans, mortgage loans, safe deposit boxes, holiday club accounts, and money orders; and (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as commercial real estate mortgage loans (CRE), short and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 17 automated bank teller machines (ATMs) through its 24-hour banking network that is linked with NYCE, a regional ATM network, and CIRRUS, a national ATM network. West Chester Capital Advisors (WCCA), a SEC-registered investment advisor, is a subsidiary of the Bank. The Company also operates loan production offices (LPOs) in Altoona and Wilkins Township in Pennsylvania.

On January 15, 2021, the Company announced the execution of a definitive agreement whereby AmeriServ Financial Bank will acquire from Citizen’s Neighborhood Bank (CNB), an operating division of Riverview Bank, its branch and deposit customers in Meyersdale, as well as its deposit customers at its leased branch in the Borough of Somerset. Both of these locations are in Somerset County in southwestern Pennsylvania. The transaction is subject to regulatory approvals and satisfaction of customary closing conditions and is expected to close in the second quarter of 2021.

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

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the PDB. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios of the Bank at December 31, 2020:

Headquarters	Johnstown, PA
Total Assets	$1,265,574
Total Investment Securities	181,820
Total Loans and Loans Held for Sale (net of unearned income)	978,345
Total Deposits	1,055,120
Total Net Income	5,792
Asset Leverage Ratio	9.03%
Return on Average Assets	0.47
Return on Average Equity	5.32
Total Full-time Equivalent Employees	233

RISK MANAGEMENT OVERVIEW

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, which includes credit, interest rate and market, liquidity, operational, legal/compliance, strategic/reputational and security risk. Additionally, in 2020, the Company focused on the risks surrounding the COVID-19 pandemic which presented new challenges. The Company seeks to identify, manage and monitor these risks with policies, procedures, and various levels of oversight from the Company’s Board of Directors (the Board) and management. The Company has a Management Enterprise Risk Committee with Board of Director representation to help manage and monitor the Company’s risk position, which is reported formally to the Board, at a minimum, on a semi-annual basis.

Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets and liabilities. The Company uses its asset liability management policy to monitor and manage interest rate risk.

Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as the obligations to depositors, debtholders and the funding of operating costs. The Company uses its asset liability management policy and contingency funding plan to monitor and manage liquidity risk.

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms resulting in an economic loss to the organization. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. The Company’s primary credit risk occurs in the loan portfolio. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses (the ALL) to monitor and manage credit risk. The Company’s investment policy and hedging policy seeks to limit the amount of credit risk that may be assumed in the investment portfolio and through hedging activities.

The following summarizes and describes the Company’s various loan categories and the underwriting standards applied to each:

Commercial Loans

This category includes credit extensions to commercial and industrial borrowers. Business assets, including accounts receivable, inventory and/or equipment, typically secure these credits. The commercial loan segment includes commercial loans secured by owner occupied real estate. In appropriate instances, extensions of credit in this category are subject to collateral advance formulas. Balance sheet strength and profitability are considered when analyzing these credits, with special attention given to historical, current and prospective sources of cash flow, and the ability of the customer to sustain cash flow at acceptable levels. The Bank’s policy permits flexibility in determining acceptable debt service coverage ratios. Personal guarantees are frequently required; however, as the financial strength of the borrower increases, the Bank’s ability to obtain personal guarantees decreases. In addition to economic risk, this category is impacted by the strength of the borrower’s management, industry risk and portfolio concentration risk each of which are also monitored and considered during the underwriting process.

The commercial loan segment also includes Paycheck Protection Program (PPP) loans. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) authorized the Small Business Administration (SBA) to guarantee 100% of the PPP loans made to eligible borrowers pursuant to standards as defined by the SBA. The SBA guarantee on PPP loans minimizes the level of credit risk associated with the loans. As a result, such loans are assigned a 0% risk weight for purposes of calculating the Company’s risk-based capital ratios. Therefore, it was deemed appropriate to not allocate any portion of the loan loss reserve for the PPP loans.

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

Residential Real Estate — Mortgages

This category includes mortgages that are secured by residential property. Underwriting of loans within this category is pursuant to Freddie Mac/Fannie Mae underwriting guidelines, with the exception of Community Reinvestment Act (CRA) loans, which have more liberal standards. A meaningful portion of this portfolio consists of home equity loans. The major risk in this category is that a significant downward economic trend would increase unemployment and cause payment default. The Bank does not engage, and has never engaged, in subprime residential mortgage lending.

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

Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair value of the Company’s investment portfolio as of the periods indicated:

Investment securities available for sale at:

	AT DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS)
U.S. Agency	$2,971	$5,084	$7,685
Municipal	19,000	14,678	13,301
Corporate bonds	52,315	39,769	37,359
U.S. Agency mortgage-backed securities	65,398	80,046	90,169
Total cost basis of investment securities available for sale	$139,684	$139,577	$148,514
Total fair value of investment securities available for sale	$144,165	$141,749	$146,731

Investment securities held to maturity at:

	AT DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS)
Municipal	$30,076	$24,438	$24,740
U.S. Agency mortgage-backed securities	8,119	9,466	9,983
Corporate bonds and other securities	6,027	6,032	6,037
Total cost basis of investment securities held to maturity	$44,222	$39,936	$40,760
Total fair value of investment securities held to maturity	$47,106	$41,082	$40,324

DEPOSITS

The Bank has a stable core deposit base made up of traditional commercial bank products that exhibit modest fluctuation during the year, other than jumbo certificates of deposits (CDs) and certain municipal deposits, which demonstrate some seasonality. The Company also utilizes certain Trust Company specialty deposits related to the ERECT funds as a funding source, which serve as an alternative to wholesale borrowings and can exhibit some limited degree of volatility.

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:

	AT DECEMBER 31,
	2020		2019		2018

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$175,336	—%	$151,292	—%	$174,108	—%
Interest bearing	175,088	0.28	170,326	0.94	138,572	0.82
Savings	104,442	0.14	96,783	0.17	98,035	0.17
Money market	234,771	0.44	234,387	1.08	249,618	0.87
Certificates of deposit in denominations of $100,000 or more	42,910	1.56	36,324	2.33	31,893	1.66
Other time	302,318	1.75	290,543	2.09	267,498	1.70
Total deposits	$1,034,865	0.89%	$979,655	1.35%	$959,724	1.07%

The maturities on CDs of  $100,000 or more as of December 31, 2020, are as follows:

(IN THOUSANDS)
MATURING IN:
Three months or less	$16,918
Over three through six months	8,139
Over six through twelve months	20,589
Over twelve months	3,285
Total	$48,931

LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2020	2019	2018	2017	2016

	(IN THOUSANDS)
Commercial:
Commercial and industrial	$151,262	$174,021	$158,306	$159,219	$171,570
Paycheck Protection Program (PPP)	59,099	—	—	—	—
Commercial loans secured by owner occupied real estate(1)	95,528	91,693	91,938	89,979	91,861
Commercial loans secured by non-owner occupied real estate(1)	401,056	363,882	356,805	374,173	355,172
Real estate – residential mortgage(1)	249,989	235,239	237,964	247,278	245,765
Consumer	16,363	18,255	17,591	19,383	19,872
Total loans	973,297	883,090	862,604	890,032	884,240
Less: Unearned income	1,202	384	322	399	476
Total loans, net of unearned income	$972,095	$882,706	$862,282	$889,633	$883,764

(1)	For each of the periods presented beginning with December 31, 2020, real estate construction loans constituted 7.0%, 4.9%, 3.5%, 4.1%, and 4.7% of the Company’s total loans, net of unearned income, respectively.

Secondary Market Activities

The residential lending department of the Bank continues to originate one-to-four family mortgage loans for customers, some of which are sold to outside investors in the secondary market and some of which are retained for the Bank’s portfolio. Mortgages sold in the secondary market are sold to investors on a “flow” basis; mortgages are priced and delivered on a “best efforts” pricing basis, with servicing released to the investor. Fannie Mae/Freddie Mac guidelines are used in underwriting all mortgages with the exception of a limited amount of CRA loans. Mortgages with longer terms, such as 20-year, 30-year, FHA, and VA loans, are usually sold. The remaining production of the department includes construction, adjustable rate mortgages, and quality non-salable loans. These loans are usually kept in the Bank’s portfolio.

Non-performing Assets

The following table presents information concerning non-performing assets:

	AT DECEMBER 31,
	2020	2019	2018	2017	2016

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans:
Commercial and industrial	$16	$—	$—	$353	$496
Commercial loans secured by owner occupied real estate	—	—	—	859	—
Commercial loans secured by non-owner occupied real estate	8	8	11	547	178
Real estate – residential mortgage	2,469	1,479	1,210	1,257	929
Consumer	7	—	—	—	—
Total	2,500	1,487	1,221	3,016	1,603
Other real estate owned:
Commercial loans secured by owner occupied real estate	—	—	157	—	—
Real estate – residential mortgage	—	37	—	18	21
Total	—	37	157	18	21
Restructured loans not in non-accrual (TDR)
Commercial and industrial	831	815	—	—	—
Total	831	815	—	—	—
Total non-performing assets including TDR	$3,331	$2,339	$1,378	$3,034	$1,624
Total non-performing assets as a percent of loans, net of unearned income and other real estate owned	0.34%	0.26%	0.16%	0.34%	0.18%

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

	YEAR ENDED DECEMBER 31,
	2020	2019	2018	2017	2016

	(IN THOUSANDS)
Interest income due in accordance with original terms	$87	$57	$75	$103	$118
Interest income recorded	—	—	—	(75)	—
Net reduction in interest income	$87	$57	$75	$28	$118

AMERISERV FINANCIAL NON-BANKING SUBSIDIARY

AMERISERV TRUST AND FINANCIAL SERVICES COMPANY

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. Its staff of approximately 43 professionals administers assets valued at approximately $2.5 billion that are not recognized on the Company’s balance sheet at December 31, 2020. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. This segment also includes financial services, which provide the sale of mutual funds, annuities, and insurance products. The wealth management business also includes the union collective investment funds, the ERECT funds, which are designed to use union pension dollars in construction projects that utilize union labor. At December 31, 2020, the Trust Company had total assets of  $6.4 million and total stockholder’s equity of  $6.3 million. In 2020, the Trust Company contributed earnings to the Company as its gross revenue amounted to $9.6 million and the net income contribution was $1.5 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the PDB.

MONETARY POLICIES

Commercial banks are affected by policies of various regulatory authorities including the Board of Governors of the Federal Reserve System (the Federal Reserve). An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve are: open market operations in U.S. Government securities, changes in the federal funds rate and discount rate on member bank borrowings, and changes in reserve requirements on bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rate charges on loans or interest paid for deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

COMPETITION

Our subsidiaries face strong competition from other commercial banks, savings banks, credit unions, savings and loan associations, and other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions which are substantially larger and have greater financial resources than the Bank and the Trust Company. As the financial services industry continues to consolidate, the scope of potential competition affecting our subsidiaries will also increase. Brokerage houses, consumer finance companies, insurance companies, financial technology firms, and pension trusts are important competitors for various types of financial services. Personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals. In addition, some of these competitors, such as credit unions, are subject to a lesser degree of regulation or taxation than that imposed on us.

MARKET AREA & ECONOMY

The COVID-19 pandemic has negatively impacted the U.S. and global economy, as well as the local economies in which we operate, creating significant volatility and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many local businesses and/or businesses operating at reduced capacity. The return to normal operating conditions has been slow and is expected to last into the foreseeable future. The institution of social distancing requirements in many states and communities, including those in our footprint will continue. Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth. The economy has recently shown signs of a rebound in conjunction with further government aid, the February 2021 slowdown in Covid-19 infections, and the hope that exists because of the distribution of a vaccine. The success of the measures taken by the government is becoming apparent, but they may not be sufficient to fully mitigate the negative impact of the pandemic. The virus continues to weigh on economic activity, and many economic key indicators remain depressed. The length of the pandemic and the effectiveness of the measures being put in place to address it are not completely known. The economy and its recovery remain vulnerable. Economists say the factors leading up to the current economic slowdown, such as how fast it hit and who it is affecting, are different from previous economic downturns and may lead to a different outcome. The unfavorable impact that the pandemic has had and is having on our market area is clearly evident in the increases to the unemployment rates between years in the various core markets that we serve as noted in the following discussion.

Johnstown, Pennsylvania, where the Company is headquartered, continues to have a cost of living that is lower than the national average. Johnstown is home to The University of Pittsburgh at Johnstown, Pennsylvania Highlands Community College and Conemaugh Health System. The high-tech defense industry is now the main non-health care staple of the Johnstown economy, with the region fulfilling many federal government contracts, punctuated by one of the premier defense trade shows in the U.S., the annual Showcase for Commerce. The city also hosts annual events such as the Flood City Music Festival and the Thunder in the Valley Motorcycle Rally, each of which draw several thousand visitors. The Johnstown, PA MSA unemployment rate increased from a 5.0% average in 2019 to a 9.6% average in 2020. The Johnstown, PA MSA continues to have one of the highest jobless rates among the 18 metropolitan statistical areas across the state. This, coupled with a declining population trend, creates a challenge moving forward.

Economic conditions are stronger in the State College market and have demonstrated the same improvement experienced in the national economy. The community is a college town, dominated economically and demographically by the presence of the University Park campus of the Pennsylvania State University. “Happy Valley” is another often-used term to refer to the State College area, including the borough and the townships of College, Harris, Patton, and Ferguson. The unemployment rate for the State College MSA increased from a 3.1% average in 2019 to a 5.8% average in 2020 and remains one of the lowest of all regions in the Commonwealth. A large percentage of the population in State College falls into the 18 to 34-year-old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age.

Hagerstown in Washington County, Maryland offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It has a workforce of over 400,000 with strengths in manufacturing and technology. It also offers an affordable cost of doing business and living, all within an hour of the Washington, D.C./Baltimore regions. There are also plenty of facilities and land slated for industrial/commercial development. Hagerstown has become a choice location for manufacturers, financial services, and distribution companies. The Hagerstown, MD-Martinsburg, WV MSA unemployment rate increased from a 3.7% average in 2019 to a 6.5% average in 2020.

The Company also has loan production offices in Wilkins Township in Allegheny County and Altoona in Blair County, Pennsylvania. Wilkins Township in Allegheny County, Pennsylvania is located 15 miles east of the city of Pittsburgh. While the city is historically known for its steel industry, today its economy is largely based on healthcare, education, technology and financial services. The city of Pittsburgh is home to many colleges, universities and research facilities, the most well-known of which are Carnegie Mellon University, Duquesne University and the University of Pittsburgh. Pittsburgh is rich in art and culture. Pittsburgh museums and cultural sites include the Andy Warhol Museum, the Carnegie Museum of Art, the Frick Art & Historical Center, and Pittsburgh Center for the Arts among numerous others. Pittsburgh is also the home of the Pirates, Steelers and Penguins. The unemployment rate for the Pittsburgh MSA increased from a 4.1% average in 2019 to a 9.3% average in 2020.

Altoona is the business center of Blair County, Pennsylvania with a strong retail, government and manufacturing base. The top field of employment in Altoona and the metro area is healthcare. Its location along I-99 draws from a large trade area over a wide geographic area that extends to State College and Johnstown. It serves as the headquarters for Sheetz Corporation, which ranks on Forbes list of the top privately owned companies. In addition to being located adjacent to I-99 and a major highway system, Altoona also has easy access to rail and air transportation. The average unemployment rate in the Altoona MSA increased from 4.2% in 2019 to 8.7% in 2020.

EMPLOYEES

The Company employed 314 people as of December 31, 2020 in full- and part-time positions. Approximately 148 non-supervisory employees of the Company are represented by the United Steelworkers, AFL-CIO-CLC, Local Union 2635-06. The Company is under a four-year labor contract with the United Steelworkers Local that will expire on October 15, 2021. The contract calls for annual wage increases of 3.0%. The Company has not experienced a work stoppage since 1979. The Company is one of an estimated ten union represented banks nationwide.

INDUSTRY REGULATION

The banking and trust industry, and the operation of bank holding companies, is highly regulated by federal and state law, and by numerous regulations adopted by the federal and state banking agencies. Bank regulation affects all aspects of conducting business as a bank, including such major items as minimum capital requirements, limits on types and amounts of investments, loans and other assets, as well as borrowings and other liabilities, and numerous restrictions or requirements on the loan terms and other products made available to customers, particularly consumers. Federal deposit insurance from the Federal Deposit Insurance Corporation (the FDIC) is required for all banks in the United States, and maintaining FDIC insurance requires observation of the various rules of the FDIC, as well as payment of deposit insurance premiums. New branches, or acquisitions or mergers, are required to be pre-approved by the responsible agency, which in the case of the Company and the Bank is the Federal Reserve and the PDB. The Bank provides detailed financial information to its regulators, including a quarterly call report that is filed pursuant to detailed prescribed instructions to ensure that all U.S. banks report the same way. The U.S. banking laws and regulations are frequently updated and amended, especially in response to crises in the financial industry, such as the global financial crisis of 2008, which resulted in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 (the Dodd-Frank Act), a statute affecting many facets of the financial industry. The Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted into law in 2018 and was designed to ease certain restrictions imposed by the Dodd-Frank Act. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law on March 27, 2020 in response to the COVID-19 pandemic.

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

As of December 31, 2020, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. On January 1, 2015, U.S. federal banking agencies implemented the new Basel III capital standards, which establish the minimum capital levels to be considered well-capitalized and revised the prompt corrective action requirements under banking regulations. The revisions from the previous standards include a revised definition of capital, the introduction of a minimum common equity tier 1 capital ratio and changed risk weightings for certain assets. Under the current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer above its minimum risk-based capital requirements of 2.50% of total risk weighted assets.

The capital to risk-adjusted assets requirements for minimum capital plus the applicable buffer, and the requirement to be “well capitalized,” are as follows:

	Minimum Capital	Well
	Plus Buffer	Capitalized
Common equity tier 1 capital ratio	7.00%	6.50%
Tier 1 capital ratio	8.50%	8.00%
Total capital ratio	10.50%	10.00%

In addition, see the discussion of the community bank leverage ratio under the Economic Growth, Regulatory Relief, and Consumer Protection Act below.

DIVIDEND RESTRICTIONS

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank and the Trust Company. Dividend payments by the Bank to the Company are subject to the laws of the Commonwealth of Pennsylvania, the Banking Code, the FDIA and the regulation of the PDB and the Federal Reserve. Under the Banking Act and the FDIA, a bank may not pay any dividends if, after paying such dividends, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 is not a banking law, but contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s principal executive officer and principal financial officer are required. These certifications attest, among other things, that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, the Company adopted a series of procedures to further strengthen its corporate governance practices. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company’s Code of Conduct Policy and other procedures that were previously in place. The Company maintains a program designed to comply with Section 404 of the Sarbanes-Oxley Act. This program includes the identification of key processes and accounts, documentation of the design of control effectiveness over the key processes and entity level controls, and testing of the effectiveness of key controls.

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

USA PATRIOT ACT

A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The USA Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the Company.

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

In September 2019, as directed pursuant to the Act, the federal bank regulatory agencies issued final rules for a community bank leverage ratio (“CBLR”) for certain community banking organizations, which was available to use in call reports filed for the period beginning January 1, 2020 or April 1, 2020 pursuant to subsequent final rules adopted in October 2019. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Under the final rules, a bank or holding company is eligible to elect the CBLR framework if the institution has less than $10 billion in total consolidated assets, meets certain risk-based qualifying criteria and has a CBLR greater than 9%. The CARES Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate the risk-based and leverage capital requirements under the Basel III rules. The Company has not opted into the CBLR framework for the Bank at this time.

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

CORONAVIRUS AID, RELIEF, AND ECONOMIC SECURITY ACT

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law on March 27, 2020. Federal, state, and local governments have adopted various statutes, rules, regulations, orders, and guidelines in order to address the COVID-19 pandemic and the adverse economic effects of this pandemic on individuals, families, businesses, and governments. Financial institutions, including the Company, are affected by many of these measures, including measures that are broadly applicable to businesses operating in the communities where the Company does business. These measures include “stay-at-home orders” that allow only essential businesses to operate. Financial services firms are generally regarded as “essential businesses” under these orders, but financial services firms, like other essential businesses, are required to operate in a manner that seeks to protect the health and safety of their customers and employees.

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

The CARES Act also authorized temporary changes to certain provisions applicable to banking organizations. Among other changes, Section 4013 of the CARES Act gives financial institutions the right to elect to suspend GAAP principles and regulatory determinations for loan modifications relating to COVID-19 that would otherwise be categorized as TDRs from March 1, 2020, through the earlier of December 31, 2020, or 60 days after the COVID-19 national emergency ends. On April 7, 2020, the federal banking agencies, in consultation with state bank regulators, issued an interagency statement clarifying the interaction between (i) their earlier statement discussing whether loan modications relating to COVD-19 need to be treated as TDRs and (ii) the CARES Act provision on this subject. In this interagency statement, the agencies also said that when exercising supervisory and enforcement responsibility with respect to consumer protection requirements, they will take into account the unique circumstances impacting borrowers and institutions resulting from the COVID-19 emergency and that they do not expect to take a consumer compliance public enforcement action against an institution, provided that the circumstances were related to this emergency and the institution made good faith efforts to support borrowers and comply with the consumer protection requirements and addressed any needed corrective action. The suspension of TDR identification and accounting triggered by the effects of the COVID-19 pandemic was extended by the Consolidated Appropriations Act, 2021, signed into law on December 27, 2020. The period established by Section 4013 of the CARES Act was extended to the earlier of January 1, 2022 or 60 days after the date on which the national COVID-19 emergency terminates.

The Federal Reserve has established several lending facilities that are intended to support the flow of credit to households, businesses, and governments. One of these facilities is the Paycheck Protection Program Liquidity Facility (PPPLF) which was set up to allow the Federal Reserve Banks to extend credit to financial institutions that originate PPP loans, taking the loans as collateral at face value. On April 9, 2020, the federal banking agencies issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPPLF on the leverage capital ratios of these organizations. Also, in accordance with the CARES Act, a PPP loan will be assigned a risk weight of zero percent under the federal banking agencies’ risk-based capital rules. The Federal Reserve had also announced the creation of main street lending facilities to purchase loan participations, under specified conditions, from banks lending to small to medium U.S. businesses. The Company has not participated in any of these facilities.

Additionally, on March 15, 2020, the Federal Reserve reduced the target range for the federal funds rate to 0% to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The Federal Reserve has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020.

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

ITEM 2.   PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus eleven floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 13 locations which are owned. Seven additional locations are leased with terms expiring from May 31, 2022 to June 30, 2033.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of February 28, 2021, the Company had 2,724 shareholders of record for its common stock. The Company’s common stock is traded on The NASDAQ Stock Market under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

			CASH
	PRICES		DIVIDENDS
	HIGH	LOW	DECLARED
Year ended December 31, 2020:
First Quarter	$4.24	$2.39	$0.025
Second Quarter	3.21	2.51	0.025
Third Quarter	3.06	2.66	0.025
Fourth Quarter	3.40	2.69	0.025
Year ended December 31, 2019:
First Quarter	$4.24	$3.97	$0.020
Second Quarter	4.30	4.03	0.025
Third Quarter	4.24	4.08	0.025
Fourth Quarter	4.30	4.11	0.025

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

On April 16, 2019, the Company announced a common stock repurchase program that called for AmeriServ Financial, Inc. to purchase up to 3%, or approximately 526,000 shares, of the Company’s outstanding common stock over a 12-month period. As of the end of the first quarter of 2020, all shares authorized under this plan had been repurchased. During 2020, the Company was able to repurchase a total of 35,962 shares at an average price of $4.20 under this repurchase program.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2020	2019	2018	2017	2016

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$46,882	$49,767	$47,094	$44,356	$41,869
Total interest expense	10,515	14,325	11,600	8,795	7,735
Net interest income	36,367	35,442	35,494	35,561	34,134
Provision (credit) for loan losses	2,375	800	(600)	800	3,950
Net interest income after provision (credit) for loan losses	33,992	34,642	36,094	34,761	30,184
Total non-interest income	16,275	14,773	14,224	14,645	14,638
Total non-interest expense	44,455	41,815	40,873	40,726	41,615
Income before income taxes	5,812	7,600	9,445	8,680	3,207
Provision for income taxes	1,214	1,572	1,677	5,387	897
Net income	$4,598	$6,028	$7,768	$3,293	$2,310
Net income available to common shareholders	$4,598	$6,028	$7,768	$3,293	$2,295
PER COMMON SHARE DATA:
Basic earnings per share	$0.27	$0.35	$0.43	$0.18	$0.12
Diluted earnings per share	0.27	0.35	0.43	0.18	0.12
Cash dividends declared	0.100	0.095	0.075	0.060	0.050
Book value at period end	6.12	5.78	5.56	5.25	5.05
BALANCE SHEET AND OTHER DATA:
Total assets	$1,279,713	$1,171,184	$1,160,680	$1,167,655	$1,153,780
Loans and loans held for sale, net of unearned income	978,345	887,574	863,129	892,758	886,858
Allowance for loan losses	11,345	9,279	8,671	10,214	9,932
Investment securities available for sale	144,165	141,749	146,731	129,138	127,077
Investment securities held to maturity	44,222	39,936	40,760	38,752	30,665
Deposits	1,054,920	960,513	949,171	947,945	967,786
Total borrowed funds	114,080	100,574	108,177	115,701	78,645
Stockholders’ equity	104,399	98,614	97,977	95,102	95,395
Full-time equivalent employees	299	309	303	302	305
SELECTED FINANCIAL RATIOS:
Return on average assets	0.37%	0.51%	0.67%	0.28%	0.20%
Return on average total equity	4.52	6.02	8.08	3.42	2.30
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	92.74	92.41	90.94	94.18	91.64
Ratio of average total equity to average assets	8.21	8.52	8.28	8.24	8.79
Common stock cash dividends as a percent of net income available to common shareholders	37.09	27.36	17.31	33.80	41.18
Interest rate spread	3.01	3.05	3.08	3.14	3.08
Net interest margin	3.19	3.29	3.31	3.32	3.26
Allowance for loan losses as a percentage of loans, net of unearned income, at period end	1.16	1.05	1.00	1.14	1.12
Non-performing assets as a percentage of loans and other real estate owned, at period end	0.34	0.26	0.16	0.34	0.18
Net charge-offs as a percentage of average loans	0.03	0.02	0.11	0.06	0.44

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

2020 SUMMARY OVERVIEW:

AmeriServ Financial, Inc.’s fourth quarter 2020 net income was $692,000, or $0.04 per diluted common share. This represents an increase of $23,000, or 3.4%, from the fourth quarter of 2019 when net income was $669,000, or also $0.04 per diluted common share. For the year ended December 31, 2020, net income was $4,598,000 or $0.27 per diluted share. This performance represented a decline of 22.9% from the full year of 2019, when net income was $6,028,000, or $0.35 per common share.

Admittedly, this has been, and in many ways continues to be, a difficult time for many of us, both in this nation and globally. But we believe the fundamental strength and resolve of the average citizen of these United States has emerged through the many challenges. The national lockdown was a shock to the fiber of our society. However, the limited re-openings that began in mid-summer were important. By the beginning of the fourth quarter, those commercial enterprises who re-opened began to revive commercial loan demand. AmeriServ experienced a growth in traditional loan products of nearly $39 million in net loans outstanding in the fourth quarter. This quickening pace we regard as a positive sign that recovery, while slow, has begun. We have also noticed the changed behavior of the American consumer as the pandemic event spread across all fifty states. All levels of government embarked on economic stimulus programs, introducing growth in the money supply for both businesses and consumers. But much of that stimulus funding went into debt reduction and even more to increase the level of deposits in banks across the U.S. Americans were unsure about the future and almost overnight, the nation of spenders became a nation of savers. AmeriServ alone found that from December 31, 2019 to December 31, 2020, its total deposits increased by $94 million, or approximately 10%, a record high for AmeriServ. The banking system was more liquid than it has been in sometime as businesses and consumers alike were concerned about an increased level of risk.

Other positive changes began occurring. The Federal Reserve reduced interest rates and ignited a boom in home buying and residential mortgages. In 2020, AmeriServ Financial Bank closed $142 million of residential mortgage loans as compared with $60 million in the 12 months of 2019. This flood of new stimulus funds also found its way into equity markets permitting AmeriServ’s Wealth Management complex to increase the market value of its clients’ funds under management or administration, by $243 million or 11%. This total closing at $2.48 billion, was an historic record for the Wealth Management complex at AmeriServ.

These positive developments were encouraging but we continued to be alert and active in the interests of those businesses or consumers who were struggling. Our commercial loan group actively supported certain borrowers in certain industries who remained closed or restricted. AmeriServ also participated in the Federal Payroll Protection Loan Program (PPP) in 2020 making 477 loans totaling $68.7 million to small businesses throughout the region. AmeriServ additionally has modified the payment terms for 19 commercial borrowers with loans totaling $47 million in order to assist these borrowers struggling with the pandemic event and conditions beyond their control. We monitor these borrowers continuously, along with guidance from the Federal Reserve, our primary regulator. Just as any knowledgeable team of money lenders would do, we have continued to build our allowance for loan losses to protect this Company. The PPP loans are relatively riskless because of a governmental guarantee. AmeriServ is monitoring the payment deferral loans and reporting in detail to the full Board of Directors monthly. Our goal is to provide reasonable assistance to all of our struggling customers, but also to protect the safety and soundness of this important regional franchise.

This Company continues to exceed all regulatory capital requirements. We continue to service the payment requirements of our Trust Preferred shares and our subordinated debt issue. Our quarterly common stock dividend remains in effect, but we have ceased common stock repurchases based upon guidance provided by regulatory authorities. Additionally, we are preserving capital to support the balance sheet growth that we have experienced. Daily, we are faced with the task of balancing risk with reward. However, the risk implicit today is not primarily economic risk but rather the total impact of the pandemic, which created unplanned and new economic risks. In such times, we naturally fall back into the time tested financial norms of the community bank business model. This is what we believe in and is exactly what good times and bad times have trained us to do. We are encouraged by the recent positive developments which we reviewed herein. We do not believe the difficulties are over. The pandemic is still with us every day. Therefore, this Board and this Management Team must continue to be vigilant and alert. There are still too many unknowns to be explored and mitigated.

PERFORMANCE OVERVIEW.   The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS, EXCEPT
	PER SHARE DATA AND RATIOS)
Net income	$4,598	$6,028	$7,768
Diluted earnings per share	0.27	0.35	0.43
Return on average assets	0.37%	0.51%	0.67%
Return on average equity	4.52	6.02	8.08

The Company reported net income of  $4,598,000, or $0.27 per diluted common share, in 2020. This represents a 22.9% decrease in earnings per share from the full year of 2019 when net income totaled $6,028,000, or $0.35 per diluted common share. The Company’s return on average equity declined to 4.52% for the 2020 year from 6.02% in 2019. The resiliency of our community bank customer-focused business model was evident in 2020 as the Company dealt with the many unexpected challenges resulting from the COVID-19 pandemic. The Company experienced record levels of both loans and deposits as we served as an important financial resource to small businesses and consumers in our marketplace. Continuing our conservative risk management posture, we prudently built our allowance for loan losses to address increased credit risk in certain sectors of our loan portfolio which was a primary factor causing the decline in earnings between years. The good diversification of the Company’s revenue was evident as 31% of our total revenue in 2020 came from non-interest income sources which included record contributions from our strong wealth management business and active residential mortgage operation. Finally, the Company increased tangible book value(1) per share by 6.7% during 2020.

The Company reported net income of  $6.0 million, or $0.35 per diluted common share, for 2019. This represented an 18.6% decrease in earnings per share from 2018 when net income totaled $7.8 million, or $0.43 per diluted common share. The decline in 2019 earnings was caused by an increased loan loss provision primarily related to one large commercial loan and an impairment charge recognized on a Community Reinvestment Act (CRA) related investment.

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

(1) See reconciliation of non-GAAP tangible book value later in this MD&A.

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

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$46,882	$49,767	$47,094
Interest expense	10,515	14,325	11,600
Net interest income	36,367	35,442	35,494
Net interest margin	3.19%	3.29%	3.31%

2020 NET INTEREST PERFORMANCE OVERVIEW.   The Company’s net interest income for the full year of 2020 increased by $925,000, or 2.6%, when compared to the full year of 2019. The Company’s net interest margin was 3.19% for the full year of 2020 representing a ten basis point decline from the full year of 2019. Our net interest margin performance was challenged throughout 2020 as a result of the low interest rate environment and the economic uncertainty and volatility caused by the COVID-19 pandemic. As COVID-19 cases surged, government officials recommended the implementation of certain safety measures and restrictions on businesses and individuals. As a result, AmeriServ had to close its lobbies to customer traffic two separate times during the year for an extended period of time, but continued to service customers through drive up access. In spite of these pandemic related challenges, our balance sheet experienced robust growth in 2020 which caused the increase in net interest income despite the decline in the net interest margin due to pressures from the low interest rate environment. Total average earning assets increased by $62.2 million, or 5.8%, in 2020. Specifically, total loans averaged $923 million in 2020 which is $48.1 million, or 5.5%, higher than the 2019 full year average. Short-term investments averaged $29 million in 2020 which is $18.3 million, or 173.2%, higher than the 2019 full year average. Slightly offsetting the higher level of average loans and short-term investments was a decrease in average investment securities. Total investment securities averaged $188 million in 2020 which is $6.2 million, or 3.2%, lower than the 2019 full year average.

Total deposits, including non-interest bearing demand deposits, averaged $1.035 billion for the full year of 2020, which was $55.2 million, or 5.6%, higher than the $980 million average for the full year of 2019. The 2020 full year average of short-term and FHLB borrowed funds was $69 million, which represented an increase of  $5.6 million, or 8.8%. Overall, the Company’s loan to deposit ratio averaged 90.9% in the fourth quarter of 2020 which we believe indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to continue assisting our customers and the community given the impact that the COVID-19 pandemic is having on the economy.

COMPONENT CHANGES IN NET INTEREST INCOME: 2020 VERSUS 2019.   Regarding the separate components of net interest income, the Company’s total interest income in 2020 decreased by $2.9 million, or 5.8%, when compared to 2019. Total average earning assets increased by $62.2 million, or 5.8%, in 2020 as the increased level of average total loans and short term investments more than offset the lower level of average total investment securities. Despite the growth in average earning assets, interest income was unfavorably impacted by a decrease in the earning asset yield which declined by 50 basis points from 4.61% to 4.11%. All categories within the earning asset base demonstrated an interest income decrease between years. The average total loan portfolio yield decreased by 51 basis points from 4.91% to 4.40% in 2020 while the average yield on total investment securities decreased by 16 basis points from 3.36% to 3.20%.

Total investment securities averaged $188 million for the full year of 2020 which is $6.2 million, or 3.2%, lower than the $194 million average in 2019. The Company was selective in 2020 when purchasing the more typical types of securities that have been purchased historically as the market was less favorable for purchases, offering a lower return given the differences in the position and shape of the U.S. Treasury yield curve from last year. To somewhat offset the unfavorable market for the more traditional types of purchases, the Company has been active since March of 2020 purchasing corporate securities, particularly subordinated debt issued by other financial institutions along with taxable municipal securities. Subordinated debt offers higher yields than the typical types of securities in which we invest and is particularly attractive given the current low interest rate environment and modestly positive slope of the yield curve. Management believes it to be acceptable to increase our investments in bank subordinated debt in a gradual and diversified manner, given the heavily regulated nature of the industry combined with our intensive due diligence process and adherence to our internal guidelines for these types of investments.

Total loans reached a new record level and averaged $923 million for the full year of 2020 which is $48.1 million, or 5.5%, higher than the 2019 full year average. The growth between years was primarily related to AmeriServ’s early participation in the Small Business Administration’s (SBA) 100% guraranteed Paycheck Protection Program (PPP) which remained on the balance sheet from the time of their inception through year end. During 2020, the Company processed 477 PPP loans totaling $68.7 million to assist small businesses and our community in this difficult economy. Also, the Company recorded a total of $1.9 million of processing fee income and interest income from PPP lending activity. The remaining portion of PPP processing fees totals approximately $755,000 and is being amortized into income over the time period that the loans remain on our balance sheet or until the PPP loan is forgiven at which time the remaining fee will be recognized immediately as income. Note that the level of PPP loans did decrease by approximately $10 million during the fourth quarter as we work through the forgiveness process with our customers. In late December 2020, the Federal Government passed a new $900 billion pandemic relief bill which includes $284.5 billion for the re-opening of the SBA Paycheck Protection Program. The Company is participating in this new 2021 program to continue to provide assistance to our business customers. Normal commercial lending production improved during the final four months of the year with commercial loan pipelines also improving to pre-COVID levels. Overall, on an end of period basis and excluding total PPP loans, the total loan portfolio grew by approximately $39.1 million since September 30, 2020. Residential mortgage loan production continued to be exceptionally strong throughout the year and reached a record level given the lower interest rate environment. For the full year of 2020, residential mortgage loan production totaled $142 million and was 139% higher than the production level of $60 million achieved for the full year of 2019. Even though total average loans increased compared to last year and loan interest income was enhanced by the PPP revenue, loan interest and fee income declined by $2.3 million, or 5.4%, for the full year. The lower loan interest income reflects the challenges that this record low interest rate environment has created. New loans are being originated at lower yields and certain loans tied to LIBOR or the prime rate reprice downward as both of these indices have moved down with the Federal Reserve’s decision to decrease the target federal funds interest rate by a total of 225 basis points since June of 2019.

Our liquidity position continues to be strong due to the significant influx of deposits that resulted from the government stimulus programs and as customers continue to be cautious and are demonstrating reduced spending activity due to the economic uncertainty. As a result, short-term investments averaged $29 million for the full year of 2020 which is $18.3 million, or 173.2%, higher than the 2019 full year average. The challenge of profitably deploying this excess liquidity resulted in management initially investing in high quality commercial paper given their short maturities and higher rates of return. However, as 2020 progressed, the yields on commercial paper experienced a steady decline, once again creating pressure to find a suitable return for our excess liquidity. This pressure was eased during the fourth quarter given the loan growth that occurred which resulted in short term investment balances returning to a more normal.

Total interest expense for the twelve months of 2020 decreased by $3.8 million, or 26.6%, when compared to 2019, due to lower levels of both deposit and borrowing interest expense. Deposit interest expense in the full year of 2020 was lower by $3.6 million, or 31.8%. Total average deposits reached a record level, averaging $1.035 billion for the year, which is $55.2 million, or 5.6%, higher than the 2019 full year average reflecting the benefit of government stimulus programs and reduced consumer spending in 2020. In addition, the Company’s loyal core deposit base continues to be a source of strength for the Company during periods of market volatility. Management continued to effectively execute several deposit product pricing decreases given the low interest rate environment and the downward pressure that the low interest rates are having on the net interest margin. As a result, the Company experienced deposit cost relief. Overall, total deposit cost, including demand deposits, averaged 0.74% in 2020 compared to 1.14% in 2019, or a meaningful decrease of 40 basis points.

The Company experienced a $255,000, or 8.1%, decrease in the interest cost of borrowings in the full year of 2020 when compared to the full year of 2019. The decline is a result of the Federal Reserve’s actions to decrease interest rates and the impact that these rate decreases have on the cost of overnight borrowed funds and the replacement of matured FHLB term advances. The total 2020 full year average term advance borrowings balance increased by approximately $11.7 million, or 22.4%, when compared to the full year of 2019 as the Company took advantage of the lower yield curve to prudently extend borrowings. The rate on certain FHLB term advances is lower than the rate on overnight borrowings. As a result, the combined growth of average FHLB term advances and total average deposits resulted in less reliance on overnight borrowed funds, which decreased between years by $6.1 million. Overall, the 2020 full year average of total short-term and FHLB borrowed funds was $69.0 million, which represents an increase of $5.6 million, or 8.8%, from 2019.

2019 NET INTEREST PERFORMANCE OVERVIEW.   The Company’s net interest income for the full year of 2019 decreased by $52,000, or 0.1%, when compared to the full year of 2018. The Company’s net interest margin was 3.29% for the full year of 2019 which represented a two basis point decline from the full year of 2018. Our net interest margin performance was challenged throughout 2019 as the U.S. Treasury Yield Curve shifted downward, flattened and became inverted in certain segments, at various times during the year. The lower interest rate environment along with a lower full year average total loan portfolio balance resulted in the modest year over year unfavorable comparison for net interest income. Positively impacting net interest income during 2019 was a favorable shift experienced in the mix of total average interest bearing liabilities as the amount of total interest bearing deposits increased and resulted in less reliance on higher cost borrowings to fund interest earning assets. Total average earning assets increased by $6.7 million, or 0.6%, in 2019. Specifically, total investment securities averaged $194 million in 2019 which is $9.5 million, or 5.1%, higher than the 2018 full year average. Total loans averaged $875 million in 2019 which is $6.6 million, or 0.7%, lower than the 2018 full year average.

Total average interest bearing liabilities increased by $31.5 million, or 3.6%, as a lower level of total average FHLB borrowings was more than offset by a higher level of interest bearing deposits. Total interest bearing deposits averaged $828 million in 2019 and increased when compared to the 2018 average by $42.7 million, or 5.4%. The 2019 full year average of FHLB borrowed funds was $63.4 million, which represented a decrease of  $14.7 million, or 18.8%. Total deposits, including non-interest bearing demand deposits, averaged $980 million for the full year of 2019, which was $19.9 million, or 2.1%, higher than the $960 million average for the full year of 2018. Overall, the Company’s loan to deposit ratio averaged 89.1% in the fourth quarter of 2019 which we believe indicated that the Company had ample capacity to grow its loan portfolio.

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

Total investment securities averaged $194 million for the full year of 2019 which was $9.5 million, or 5.1%, higher than the $185 million average in 2018. The growth in the investment securities portfolio occurred primarily as the year progressed during 2018 and was the result of management taking advantage of the rising interest rate environment experienced during 2018 which provided an attractive market for additional security purchases. Purchases primarily focused on federal agency mortgage backed securities due to the ongoing cash flow that these securities provide. Also, management continued its portfolio diversification strategy through purchases of high quality corporate and taxable municipal securities. Investment security purchase activity slowed significantly during 2019 as the interest rate market was less favorable.

Total loans averaged $875 million for the full year of 2019 which was $6.6 million, or 0.7%, lower than the 2018 full year average. Overall, total loan originations in 2019 exceeded the prior year’s level by $50.4 million and also exceeded another strong level of loan payoffs during the year. However, because of the high level of loan payoffs received late in 2018, the full year average comparison between years was unfavorable. Loan pipelines remained strong throughout 2019. Loan interest income increased by $1.9 million, or 4.6%, between the full year of 2019 and the full year of 2018. The higher loan interest income primarily reflected the Federal Reserve increasing the federal funds interest rate in 2018. This resulted in new loans originating at higher yields throughout 2018 and during the first half of 2019 and also caused the upward repricing of certain loans tied to LIBOR or the prime rate as both of these indices moved up with the federal funds rate increases in 2018. Certain floating rate loans, however, did reprice down in the second half of 2019 as the Federal Reserve reduced the federal funds rate by a total of 75 basis points in the second half of 2019. Also, included in the favorable year over year loan interest income increase was a higher level of loan fee income by $325,000, due primarily to prepayment fees collected on certain early loan payoffs.

Total interest expense for the twelve months of 2019 increased by $2.7 million, or 23.5%, when compared to 2018, due to higher levels of deposit interest expense which more than offset a slight decrease in borrowings interest expense. Deposit interest expense in 2019 was higher by $2.7 million, or 32.5%, for the full the year which reflected the higher level of total average interest bearing deposits and certain indexed money market accounts repricing upward due to the impact of the Federal Reserve increasing interest rates during 2018. The full year average cost of total interest bearing deposits increased between years by 28 basis points from 1.07% in 2018 to 1.35% in 2019. Even though total average interest bearing deposit cost increased for the full year of 2019, the Company did experience deposit pricing relief during the third and fourth quarters of 2019 because of the Federal Reserve easing interest rates late in July, September and October of 2019. Specifically, the Company’s cost of interest bearing deposits declined by 10 basis points between the third and fourth quarters of 2019. However, the Company continued to experience competitive market pressure to retain existing deposit customers and attract new customer deposits. Customer product preference changed as well in 2019 resulting in movement of funds from non-interest bearing demand deposit accounts and lower yielding money market accounts into higher yielding certificates of deposits. Overall, total deposits grew during the year and averaged $980 million for the full year of 2019, which was $19.9 million, or 2.1%, higher than the 2018 full year average.

The Company experienced a $21,000, or 0.7%, decrease in the interest cost of borrowings for the full year of 2019. The decline was a result of the lower total average borrowings balance between years combined with the impact from the Federal Reserve’s action to decrease interest rates three times in 2019 and the immediate impact that those rate decreases had on the cost of overnight borrowed funds and the replacement of matured FHLB term advances. The total full year average term advance borrowings balance increased by approximately $7.3 million, or 16.3%, when compared to the full year 2018. This increase was due to the inversion demonstrated by the U.S. Treasury Yield Curve in 2019 and resulted in certain term advances costing less than overnight borrowed funds. Overall, the 2019 full year average of FHLB borrowed funds was $63.4 million, which represented a decrease of  $14.7 million, or 18.8%, due to the increase in total average deposits.

The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the years ended December 31, 2020, 2019, and 2018 was 24,000, 24,000, and 21,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

	YEAR ENDED DECEMBER 31,
	2020			2019			2018
		INTEREST			INTEREST			INTEREST
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$923,269	$40,652	4.40%	$875,198	$42,957	4.91%	$881,767	$41,049	4.66%
Deposits with banks	3,137	15	0.46	1,018	24	2.32	1,023	20	1.90
Short-term investments	28,831	231	0.80	10,552	293	2.77	6,725	201	3.00
Investment securities:
Available for sale	145,788	4,591	3.15	153,458	5,090	3.32	145,162	4,527	3.12
Held to maturity	41,994	1,417	3.37	40,553	1,427	3.52	39,388	1,318	3.35
Total investment securities	187,782	6,008	3.20	194,011	6,517	3.36	184,550	5,845	3.17
TOTAL INTEREST EARNING ASSETS/ INTEREST INCOME	1,143,019	46,906	4.11	1,080,779	49,791	4.61	1,074,065	47,115	4.39
Non-interest earning assets:
Cash and due from banks	18,091			20,239			23,067
Premises and equipment	18,439			17,928			12,480
Other assets	70,867			64,083			62,040
Allowance for loan losses	(9,732)			(8,404)			(9,866)
TOTAL ASSETS	$1,240,684			$1,174,625			$1,161,786
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$175,088	$483	0.28%	$170,326	$1,595	0.94%	$138,572	$1,134	0.82%
Savings	104,442	148	0.14	96,783	162	0.17	98,035	163	0.17
Money market	234,771	1,031	0.44	234,387	2,525	1.08	249,618	2,183	0.87
Other time	345,228	5,972	1.73	326,867	6,907	2.11	299,391	4,963	1.66
Total interest bearing deposits	859,529	7,634	0.89	828,363	11,189	1.35	785,616	8,443	1.07
Federal funds purchased and other short-term borrowings	4,947	29	0.58	11,088	288	2.59	33,126	720	2.17
Advances from Federal Home Loan Bank	64,046	1,099	1.72	52,309	1,090	2.09	44,974	797	1.77
Guaranteed junior subordinated deferrable interest debentures	13,085	1,121	8.57	13,085	1,121	8.57	13,085	1,120	8.57
Subordinated debt	7,650	520	6.80	7,650	520	6.80	7,650	520	6.80
Lease liabilities	3,949	112	2.84	3,444	117	3.40	—	—	—
TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	953,206	10,515	1.10	915,939	14,325	1.56	884,451	11,600	1.31
Non-interest bearing liabilities:
Demand deposits	175,336			151,292			174,108
Other liabilities	10,340			7,271			7,077
Stockholders’ equity	101,802			100,123			96,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,240,684			$1,174,625			$1,161,786
Interest rate spread			3.01			3.05			3.08
Net interest income/net interest margin		36,391	3.19%		35,466	3.29%		35,515	3.31%
Tax-equivalent adjustment		(24)			(24)			(21)
Net interest income		$36,367			$35,442			$35,494

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The table below sets forth an analysis of volume and rate changes in net interest income on a tax-

equivalent basis. For purposes of this table, changes in interest income and interest expense are allocated to volume and rate categories based upon the respective percentage changes in average balances and average rates. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

	2020 vs. 2019			2019 vs. 2018
	INCREASE (DECREASE)			INCREASE (DECREASE)
	DUE TO CHANGE IN:			DUE TO CHANGE IN:
	AVERAGE			AVERAGE
	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL

	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$2,587	$(4,892)	$(2,305)	$(308)	$2,216	$1,908
Deposits with banks	(15)	6	(9)	—	4	4
Short-term investments	(105)	43	(62)	106	(14)	92
Investment securities:
Available for sale	(246)	(253)	(499)	265	298	563
Held to maturity	50	(60)	(10)	40	69	109
Total investment securities	(196)	(313)	(509)	305	367	672
Total interest income	2,271	(5,156)	(2,885)	103	2,573	2,676
INTEREST PAID ON:
Interest bearing demand deposits	46	(1,158)	(1,112)	281	180	461
Savings deposits	11	(25)	(14)	(1)	—	(1)
Money market	4	(1,498)	(1,494)	(116)	458	342
Other time deposits	424	(1,359)	(935)	492	1,452	1,944
Federal funds purchased and other short-term borrowings	(108)	(151)	(259)	(609)	177	(432)
Advances from Federal Home Loan Bank	43	(34)	9	139	154	293
Guaranteed junior subordinated deferrable interest debentures	—	—	—	—	1	1
Lease liabilities	(6)	1	(5)	117	—	117
Total interest expense	414	(4,224)	(3,810)	303	2,422	2,725
Change in net interest income	$1,857	$(932)	$925	$(200)	$151	$(49)

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

	AT DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS,
	EXCEPT PERCENTAGES)
Total accruing loans past due 30 to 89 days	$5,504	$2,956	$4,752
Total non-accrual loans	2,500	1,487	1,221
Total non-performing assets including TDRs (1)	3,331	2,339	1,378
Loan delinquency as a percentage of total loans, net of unearned income	0.56%	0.33%	0.55%
Non-accrual loans as a percentage of total loans, net of unearned income	0.26	0.17	0.14
Non-performing assets as a percentage of total loans, net of unearned income, and other real estate owned	0.34	0.26	0.16
Non-performing assets as a percentage of total assets	0.26	0.20	0.12
Total classified loans (loans rated substandard or doubtful) (2)	$11,829	$16,338	$4,302

(1)	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as troubled debt restructuring and (iv) other real estate owned.
(2)	Total includes residential real estate and consumer loans that are considered non-performing.

Overall, the Company continues to maintain good asset quality. The continued successful ongoing problem credit resolution efforts of the Company is demonstrated in the table above as levels of non-accrual loans, non-performing assets, and loan delinquency are well below 1% of total loans. Accruing loan delinquency increased $2.5 million since the prior year-end and now totals $5.5 million. This increase is the result of several commercial and commercial real estate loan borrowers demonstrating delinquency during the fourth quarter of 2020. Slightly offsetting this increase in commercial loan delinquency during the fourth quarter was a decrease in residential mortgage loan delinquency. In addition, the Company experienced an increase in non-accrual loans due, primarily, to higher non-accrual residential mortgage loans which also led to an increase in non-performing assets in 2020. The Company did experience a decrease in classified loans during 2020 due to the upgrade of certain commercial loans from substandard.

In 2020, the Company, as suggested by the Federal Reserve, granted loan payment modifications to customers experiencing difficulty during this tough economic time. Requested modifications primarily consist of the deferral of principal and/or interest payments for a period of three to six months and maturity date extensions. Initially, the balance of loan modifications related to COVID-19 that were granted to our customers totaled $200 million. At December 31, 2020, loans totaling approximately $49.1 million, or 5.3% of total loans, were on a payment modification plan, most of which are borrowers who were granted a second loan payment deferral. Included within this total were 19 commercial borrowers with loans totaling $47 million. Management is carefully monitoring asset quality with a particular focus on customers that have requested these payment deferrals. As we reached the end of the initial deferral time periods, deferral extension requests were considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt as well as issued regulatory guidance. See the disclosures regarding COVID-19 related modifications within the Non-Performing Assets Including Troubled Debt Restructurings footnote.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of December 31, 2020, the 25 largest credits represented 22.6% of total loans outstanding, which represents a decrease from December 31, 2019 when it was 24.3%.

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

	YEAR ENDED DECEMBER 31,
	2020	2019	2018	2017	2016

	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year	$9,279	$8,671	$10,214	$9,932	$9,921
Charge-offs:
Commercial	(111)	(9)	(574)	(311)	(3,662)
Commercial loans secured by non-owner occupied real estate	—	(63)	—	(132)	(82)
Real estate – residential mortgage	(233)	(98)	(380)	(313)	(208)
Consumer	(143)	(262)	(251)	(172)	(344)
Total charge-offs	(487)	(432)	(1,205)	(928)	(4,296)
Recoveries:
Commercial	4	22	31	27	169
Commercial loans secured by non-owner occupied real estate	44	48	51	56	58
Real estate – residential mortgage	62	118	119	207	100
Consumer	68	52	61	120	30
Total recoveries	178	240	262	410	357
Net charge-offs	(309)	(192)	(943)	(518)	(3,939)
Provision (credit) for loan losses	2,375	800	(600)	800	3,950
Balance at end of year	$11,345	$9,279	$8,671	$10,214	$9,932
Loans and loans held for sale, net of unearned income:
Average for the year	$923,269	$875,198	$881,767	$893,849	$887,679
At December 31,	978,345	887,574	863,129	892,758	886,858
As a percent of average loans:
Net charge-offs	0.03%	0.02%	0.11%	0.06%	0.44%
Provision (credit) for loan losses	0.26	0.09	(0.07)	0.09	0.44
Allowance as a percent of each of the following:
Total loans, net of unearned income	1.16	1.05	1.00	1.14	1.12
Total accruing delinquent loans (past due 30 to 89 days)	206.12	313.90	182.47	124.90	302.99
Total non-accrual loans	453.80	624.01	710.16	338.66	619.59
Total non-performing assets	340.59	396.71	629.25	336.65	611.58
Allowance as a multiple of net charge-offs	36.72x	48.33x	9.20x	19.72x	2.52x

For 2020, the Company recorded a $2,375,000 provision expense for loan losses compared to an $800,000 provision expense in 2019. The Company continues to build the allowance for loan losses given the overall economic climate and the uncertainty that exists because of the COVID-19 pandemic. The 2020 provision reflects management strengthening certain qualitative factors within the allowance for loan losses calculation and downgrades of loan relationships that are reflective of the industries that have been especially negatively impacted from the pandemic and are demonstrating a slow pace of recovery. Earlier in 2020, several loans from the hotel industry were downgraded. Additionally during the fourth quarter, the downgrade of a hospitality related credit and a large transportation related credit, as well as the loan growth experienced also resulted in the provision increasing. The recovery efforts of many of these borrowers experiencing a downgrade stalled during the fourth quarter due to the rise in COVID cases which caused additional safety measures and restrictions to be put in place on their businesses. While these borrowers will need additional time to recover, we remain encouraged by their efforts to work through the pandemic and signs of improvement in their operations. The Company experienced net loan charge-offs of $309,000, or 0.03% of total loans, in 2020 compared to net loan charge-offs of  $192,000, or 0.02% of total loans, in 2019. As a result of the provision expense sharply exceeding net loan charge-offs, the balance in the allowance for loan losses increased by over $2 million in 2020. Nonperforming assets totaled $3.3 million, or 0.34% of total loans, at December 31, 2020. Management is carefully monitoring asset quality with a particular focus on loan customers that have requested a second payment deferral during this difficult economic time. The Asset Quality Task Force is meeting at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers. In summary, the allowance for loan losses provided 341% coverage of non-performing assets, and 1.16% of total loans, at December 31, 2020, compared to 397% coverage of non-performing assets, and 1.05% of total loans, at December 31, 2019. Note that the reserve coverage to total loans, excluding PPP loans, is 1.23% (non-GAAP) at December 31, 2020.

Management believes that this non-GAAP measure provides a greater understanding of ongoing operations and enhances comparability of results of operations with prior periods. The Company believes that investors may use this non-GAAP measure to analyze the Company’s financial condition without impact of unusual items or events that may obscure trends in the Company’s underlying financial condition. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. The following table sets forth the calculation of the Company’s allowance for loan loss reserve coverage to total loans (GAAP) and the reserve coverage to total loans, excluding PPP loans (non-GAAP), at December 31, 2020 (in thousands, except percentages).

DECEMBER 31,
2020
Allowance for loan losses	$11,345
Total loans, net of unearned income(1)	978,345
Reserve coverage	1.16%
Reserve coverage to total loans, excluding PPP loans:
Allowance for loan losses	$11,345
Total loans, net of unearned income(1)	978,345
PPP loans	(58,344)
920,001
Non-GAAP reserve coverage	1.23%
(1) Includes loans and loans held for sale

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

	AT DECEMBER 31,
	2020		2019		2018		2017		2016
		PERCENT		PERCENT		PERCENT		PERCENT		PERCENT
		OF LOANS		OF LOANS		OF LOANS		OF LOANS		OF LOANS
		IN EACH		IN EACH		IN EACH		IN EACH		IN EACH
		CATEGORY		CATEGORY		CATEGORY		CATEGORY		CATEGORY
		TO TOTAL		TO TOTAL		TO TOTAL		TO TOTAL		TO TOTAL
	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$3,472	31.4%	$3,951	30.1%	$3,057	29.0%	$4,298	28.0%	$4,041	29.8%
Commercial loans secured by non-owner occupied real estate	5,373	41.2	3,119	41.2	3,389	41.4	3,666	42.0	3,584	40.2
Real estate – residential mortgage	1,292	25.7	1,159	26.6	1,235	27.6	1,102	27.8	1,169	27.8
Consumer	115	1.7	126	2.1	127	2.0	128	2.2	151	2.2
Allocation to general risk	1,093	—	924	—	863	—	1,020	—	987	—
Total	$11,345	100.0%	$9,279	100.0%	$8,671	100.0%	$10,214	100.0%	$9,932	100.0%

Even though residential real estate mortgage loans comprise 25.7% of the Company’s total loan portfolio, only $1.3 million, or 11.4%, of the total ALL is allocated against this loan category. The residential real estate mortgage loan allocation is based upon the Company’s three-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by non-owner occupied real estate reflect the increased credit risk associated with those types of lending, the Company’s historical loss experience in these categories, and other qualitative factors.

Based on the Company’s current ALL methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the ALL is adequate at December 31, 2020 to cover losses within the Company’s loan portfolio.

NON-INTEREST INCOME.   Non-interest income for 2020 totaled $16.3 million, an increase of $1.5 million, or 10.2%, from 2019. Factors contributing to this higher level of non-interest income in 2020 included:

●	a $658,000, or 76.1%, increase in income from residential mortgage loan sales into the secondary market due to the strong level of residential mortgage loan production. The higher level of residential mortgage loan production also resulted in mortgage related fees increasing by $257,000, or 85.1%;
●	the Company recognized a $500,000 impairment charge on a Community Reinvestment Act (CRA) related investment in 2019 and there was no charge in 2020 since the full investment was written off last year;
●	a $482,000, or 5.0%, increase in wealth management fees. In addition to an improved level of fee income from the financial services business unit, the entire wealth management division has been resilient and performed well in spite of the major market value decline that occurred in late March. The market value of wealth management assets recovered and improved from the pre-pandemic valuation, exceeding the March 31, 2020 market value by 25% and also exceeding the market value as of December 31, 2019 by 11%;
●	a $368,000, or 29.0%, decrease in service charges on deposit accounts as consumer spending activity-based fees such as deposit service charges, which include overdraft fees, decreased significantly with the shutdown of the economy and has been slow to improve given the pace of the economic recovery;
●	a $261,000, or 50.1%, increase in revenue from bank owned life insurance due to the receipt of a $91,000 death claim and a financial floor taking hold which caused increased earnings and a higher rate of return on certain policies; and
●	no investment security sale activity occurred in 2020 after the Company recognized a $118,000 net realized gain on investment securities in 2019.

Non-interest income for 2019 totaled $14.8 million, an increase of $549,000, or 3.9%, from 2018. Factors contributing to this higher level of non-interest income in 2019 included:

●	the Company recognized a $500,000 impairment charge on other investments related to a Community Reinvestment Act (CRA) investment. The Small Business Administration (SBA) provided formal notice that the managing company of this particular fund was placed into receivership which caused us to write off the full investment;
●	net gains on loans held for sale increased by $376,000, or 76.9%, between years due to increased residential mortgage loan sales in the secondary market as the lower interest rate environment in the second half of 2019 resulted in a greater level of residential mortgage loan production. In addition to increased residential mortgage originations, the full year favorable comparison in 2019 was also due to the sale of the guaranteed portion of a SBA guaranteed loan that resulted in a $197,000 gain;
●	the Company recognized a net realized gain on investment securities of $118,000 in 2019 compared to a $439,000 net loss in 2018 as the opportunity existed to capture gains on certain securities that demonstrated higher than typical market appreciation in the low interest rate environment. The 2018 net loss resulted from the Company repositioning a portion of the investment portfolio for stronger future returns;

●	a $149,000, or 10.5%, decrease in revenue from deposit service charges was due primarily to a reduced level of overdraft fee income;
●	a $106,000, or 54.1%, increase in mortgage related fees was due to the higher level of residential mortgage loan production;
●	a $103,000, or 4.4%, increase in other income was due to higher letter of credit fees and increased revenue from check supply sales as a result of a favorable vendor contract renegotiation; and
●	a $71,000, or 0.7%, increase in wealth management fees was primarily due to the Company benefitting from a continuing increase in market values for assets under management as well as management’s effective execution of managing client accounts.

NON-INTEREST EXPENSE.   Non-interest expense for 2020 totaled $44.5 million, which represents a $2.6 million, or 6.3%, increase from 2019. Factors contributing to the higher non-interest expense in 2020 included:

●	a $2.0 million, or 7.7%, increase in salaries & benefits expense was due to increased incentive compensation, total salaries, pension expense, and health care costs. A $645,000, or 57.9%, increase in incentive compensation was primarily due to commissions earned as a result of increased residential mortgage loan production. Total salaries are higher by $625,000, 3.5%, for the year primarily due to separation costs related to the elimination of a management position and annual merit increases. Pension expense increased by $506,000, or 30.4%, as a result of the unfavorable impact that the lower interest rate environment has on the discount rates that are used to revalue the defined benefit pension obligation each year. In addition, there was a $424,000, or 13.9%, increase in health care costs;
●	FDIC deposit insurance expense increased by $381,000 and returned to a more normal level after the benefit from the application of the Small Bank Assessment Credit regulation expired earlier this year;
●	a $334,000, or 6.8%, increase in professional fees resulted from higher appraisal fees due to the significantly higher level of residential mortgage loan production, higher legal fees related to PPP loan processing, personnel related matters and an increased level of outside professional services related costs; and
●	a $215,000, or 3.8%, decrease in other expense due to reduced outside processing fees and telephone costs as well as a lower level of meals and travel costs that relates to travel restrictions from the pandemic. In addition, the favorable comparison for other expense also resulted from a reduction recognized for the unfunded commitment reserve.

Non-interest expense for 2019 totaled $41.8 million, which represents a $942,000, or 2.3%, increase from 2018. Factors contributing to the higher non-interest expense in 2019 included:

●	a $1.1 million, or 4.4%, increase in salaries & benefits expense was due to annual merit increases, the addition of several employees to address management succession planning as well as our expansion into the Hagerstown, Maryland market. Increased pension and health care costs also contributed to the higher employee costs between years;
●	a $457,000, or 82.0%, reduction in FDIC insurance expense. As part of the application of the Small Bank Assessment Credit regulation, the FDIC awarded community banks under $10 billion in assets an assessment credit because the banking industry reserve ratio exceeded its 1.38% target;
●	a $397,000, or 7.6%, increase in other expense was due to additional expense for the unfunded commitment reserve as a result of increased loan approvals in 2019, as well as, an increased investment in technology as evidenced by higher website costs and additional telecommunications expense; and
●	a $154,000, or 3.1%, decrease in professional fees was due to lower legal fees and other professional fees.

INCOME TAX EXPENSE.   The Company recorded an income tax expense of  $1.2 million, or an effective tax rate of 20.9%, in 2020, compared to income tax expense of  $1.6 million, or a 20.7% effective tax rate, in 2019, and compared to income tax expense of  $1.7 million, or a 17.8% effective tax rate, in 2018. The higher effective tax rate in

2020 reflects the recognition of additional income tax expense due to the write-off of a deferred tax asset that will not be realized due to the dissolution of the Company’s small life insurance subsidiary. Due to the enactment of the Tax Cuts and Jobs Act late in the fourth quarter of 2017, the Company was able to achieve a greater income tax benefit in the third quarter of 2018 by making a one-time additional contribution to the defined benefit pension plan resulting in a lower effective tax rate for that year. The Company’s deferred tax asset was $1.6 million at December 31, 2020.

SEGMENT RESULTS.   The community banking segment reported a net income contribution of $10.1 million in 2020 which decreased from the $10.9 million contribution in 2019 and also decreased from the $11.1 million contribution in 2018. The primary driver for the lower level of net income in 2020 was the Company recording an $2,375,000 provision expense for loan losses compared to an $800,000 provision in 2019. This is discussed previously in the “Allowance and Provision for Loan Losses” section within this document. The downward shift in the U.S. Treasury yield curve between years along with the Federal Reserve’s actions to decrease the fed funds rate three times in the second half of 2019 and by 150 basis points in March of 2020 negatively impacted the Company’s earning asset margin performance. As a result, total loan interest income decreased between years. Partially offsetting the unfavorable impact that the lower interest rate environment had on loan interest income was the additional processing fee income and interest income that the Company recorded from PPP lending activity, which totaled $1,873,000 for 2020. The exceptionally stronger level of residential mortgage loan activity in 2020 resulted in this segment recognizing a higher gain on the sale of residential mortgage loans in the secondary market and a corresponding greater level of mortgage related fee income. Also favorably impacting net income was this segment experiencing deposit cost relief as total deposit interest expense decreased between years due to management’s action to lower pricing of several deposit products, given the declining interest rate environment. The decrease to total deposit interest expense occurred even though total deposits reached record levels which is described previously in the MD&A. Net income from this segment was also favorably impacted by a higher level of revenue from bank owned life insurance due to the receipt of a death claim received late in the year and a financial floor taking hold which caused increased earnings from a higher rate of return on certain policies. Finally, and unfavorably impacting net income were increases to total employee costs, a higher level of FDIC insurance expense and increased professional fees.

The wealth management segment’s net income contribution was $2.0 million in 2020 compared to $1.9 million in 2019 and $1.8 million in 2018. The increase is due to wealth management fees increasing in both time periods as this segment was positively impacted by management’s effective execution of managing client accounts. The entire wealth management segment has been resilient and performed well in spite of the volatility of the markets and a major market value decline that occurred in late March. The wealth management segment also benefitted from a lower level of meals & travel related expenses due to travel restrictions from the pandemic. Slightly offsetting these favorable items were higher levels of professional fees, incentive compensation and equipment costs. Overall, the fair market value of trust assets under administration totaled $2.481 billion at December 31, 2020, an increase of $243 million, or 10.9%, from the December 31, 2019 total of $2.238 billion.

The investment/parent segment reported a net loss of  $7.5 million in 2020, which was greater than the net loss of  $6.8 million in 2019 and $5.1 million in 2018. The increased loss was due to securities interest income decreasing by a higher amount than the decrease to total short term FHLB borrowings interest expense. Also, short-term investment interest income decreased in 2020 even though the Company experienced exceptionally strong growth in its liquidity position between years from the significant influx of deposits that resulted from the government stimulus programs. The yields on commercial paper decreased significantly during the second half of 2020 and resulted in reduced interest income. The greater net loss at the segment also results from higher employee costs and greater miscellaneous expenses. Finally, and favorably impacting this segment, there were no security sale gains or losses recognized during 2020 after this segment recognized a net loss of $382,000 in 2019 due to an impairment charge on a CRA investment which more than offset net security sale gain income.

For greater discussion on the future strategic direction of the Company’s key business segments, see “Management’s Discussion and Analysis — Forward Looking Statements.” For a more detailed analysis of the segment results, see Note 23.

BALANCE SHEET.   The Company’s total consolidated assets of  $1.280 billion at December 31, 2020 increased by $108.5 million, or 9.3%, from the $1.171 billion level at December 31, 2019. The increase to total consolidated assets was due primarily to a $90.8 million, or 10.2%, increase in total loans, a $6.7 million, or 3.7%, increase in investment securities, and a $9.3 million, or 42.1%, increase in cash balances. Overall, our loan portfolio benefitted from the increasing commercial loan production that began late in the third quarter and continued throughout the fourth quarter. We also continued to experience strong residential mortgage loan production. This commercial and residential mortgage loan growth combined with AmeriServ’s participation in the Small Business Administration’s (SBA) 100% guaranteed Paycheck Protection Program (PPP) resulted in a higher level of loans. The Company was selective in 2020 when purchasing the more typical types of securities that have been purchased historically as the market was less favorable for purchases. To somewhat offset the unfavorable market for the more traditional types of purchases, the Company has been active since March purchasing corporate securities, particularly subordinated debt issued by other financial institutions along with taxable municipal securities. Our liquidity position continues to be strong due to the significant influx of deposits that resulted from the government stimulus programs and as customers continue to be cautious and are demonstrating reduced spending activity due to the economic uncertainty.

The Company’s deposits at period end reached a record level and increased by $94.4 million, or 9.8%, reflecting the benefit of government stimulus programs and reduced consumer spending in 2020. Total short-term and FHLB borrowings increased $13.6 million, or 17.9%. Specifically, total FHLB term advances increased by $11.3 million, or 21.1%, and totaled $65.0 million. The Company has utilized these term advances to help manage interest rate risk and take advantage of the lower yield curve to prudently extend borrowings. During 2020, the rate on certain FHLB term advances was lower than the rate on overnight borrowed funds.

Total stockholders’ equity increased by $5.8 million, or 5.9%, since year-end 2019. Capital was increased during 2020 by the Company’s $4.6 million of net income, the $1.8 million positive impact experienced due to the improved market value of the available for sale investment securities portfolio, and the $1.1 million positive impact from the annual revaluation of the Company’s pension obligation. Slightly offsetting these increases, was the $1.7 million common stock cash dividend and $151,000 of common stock repurchases. The Company returned approximately 41% of our 2020 earnings to our shareholders through the accretive common stock repurchases and quarterly common stock cash dividend. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 12.93% and an asset leverage ratio of 9.29% at December 31, 2020. The Company’s book value per common share was $6.12, its tangible book value per common share (non-GAAP) was $5.42 and its tangible common equity to tangible assets ratio (non-GAAP) was 7.29% at December 31, 2020.

The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The Company believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures, and, because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at December 31, 2020, 2019, and 2018 (in thousands, except share and ratio data):

	AT DECEMBER 31,
	2020	2019	2018
Total shareholders’ equity	$104,399	$98,614	$97,977
Less: Goodwill	11,944	11,944	11,944
Tangible equity	92,455	86,670	86,033
Total assets	1,279,713	1,171,184	1,160,680
Less: Goodwill	11,944	11,944	11,944
Tangible assets	1,267,769	1,159,240	1,148,736
Tangible common equity ratio (non-GAAP)	7.29%	7.48%	7.49%
Total shares outstanding	17,060,144	17,057,871	17,619,303
Tangible book value per share (non-GAAP)	$5.42	$5.08	$4.88

LIQUIDITY.   The Company’s liquidity position continues to be exceptionally strong due to the significant influx of deposits that resulted from the government stimulus programs and as customers continue to be cautious and are demonstrating reduced spending activity due to the economic uncertainty. As a result total deposits on December 31, 2020 reached a record level at 1.055 billion. In addition, the Company’s loyal core deposit base continues to prove to be a source of strength for the Company during periods of market volatility. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth. Average short-term investments were higher than they have been historically which presented the challenge of profitably deploying this excess liquidity given a steady decline in yields on short term investment products as 2020 progressed. The pressure to find a suitable return on these excess liquid funds eased during the fourth quarter given the loan growth that occurred. Due to the loan growth, short term investment balances returned to a more normal, lower level in the fourth quarter of 2020. We strive to operate our loan to deposit ratio in a range of 80% to 100%. At December 31, 2020, the Company’s loan to deposit ratio was 92.7%. Given current commercial loan pipelines, which are now at pre-pandemic levels, we are optimistic that we can grow our loan to deposit ratio and remain within our guideline parameters. Also, we are positioned well to support our local economy and provide the necessary assistance to our community partners during this period of pandemic.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $9.3 million from December 31, 2019, to $31.5 million at December 31, 2020, due to $106.0 million of cash provided by financing activities which more than offset $95.3 million of cash used in investing activities and $1.4 million of cash used in operating activities. Within financing activities, deposits increased by $94.4 million while total FHLB borrowings also increased as term advances increased by $11.3 million and short-term borrowings increased by $2.3 million. Within investing activities, cash advanced for new loans originated totaled $301.2 million and was $89.0 million higher than the $212.2 million of cash received from loan principal payments. Within operating activities, $87.1 million of mortgage loans held for sale were originated while $87.3 million of mortgage loans were sold into the secondary market.

The holding company had $5.9 million of cash, short-term investments, and investment securities at December 31, 2020. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At December 31, 2020, our subsidiary Bank had $12.6 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that dividend payments from the Trust Company approximate 75% of annual net income. Overall, we believe that the holding company has good liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, and its common stock dividend.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, time deposits with banks, and federal funds sold. These assets totaled $31.5 million and $22.2 million at December 31, 2020 and December 31, 2019, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At December 31, 2020, the Company had $329 million of overnight borrowing availability at the FHLB, $30 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES.   The Company meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.06%, the tier 1 capital ratio was 11.20%, and the total capital ratio was 12.93% at December 31, 2020. The Company’s tier 1 leverage ratio was 9.29% at December 31, 2020. We anticipate that we will maintain our strong capital ratios throughout 2021.

Capital generated from earnings will be utilized to pay the common stock cash dividend and will support controlled balance sheet growth. Our common dividend payout ratio for the full year 2020 was 37.0%. Total Parent Company cash was $5.9 million at December 31, 2020. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 348% of regulatory capital at December 31, 2020. While we work through the COVID-19 pandemic, our focus is on preserving capital to support customer lending and managing heightened credit risk due to the downturn in the economy. Additionally, we currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.025 per quarter.

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

In the first quarter of 2020, the Company completed the common stock repurchase program, which it had announced on April 16, 2019, where it bought back 526,000 shares, or 3%, of its common stock over a 12-month period at a total cost of $2.23 million. Specifically, during the first three months of 2020, the Company was able to repurchase 35,962 shares of its common stock and return $151,000 of capital to its shareholders through this program. Evaluation of a new common stock buyback program is on hold. At December 31, 2020, the Company had approximately 17.1 million common shares outstanding.

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

The following table presents a summary of the Company’s static GAP positions at December 31, 2020:

		OVER	OVER
		3 MONTHS	6 MONTHS
	3 MONTHS OR	THROUGH	THROUGH	OVER
INTEREST SENSITIVITY PERIOD	LESS	6 MONTHS	1 YEAR	1 YEAR	TOTAL

	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$364,560	$76,976	$121,841	$414,968	$978,345
Investment securities	52,860	10,962	18,489	106,076	188,387
Short-term assets	11,077	—	—	—	11,077
Regulatory stock	4,821	—	—	2,125	6,946
Bank owned life insurance	—	—	39,208	—	39,208
Total rate sensitive assets	$433,318	$87,938	$179,538	$523,169	$1,223,963
RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$—	$—	$—	$177,533	$177,533
Interest bearing demand deposits	63,153	950	1,901	134,965	200,969
Savings	482	482	964	110,425	112,353
Money market	56,874	5,491	10,982	146,572	219,919
Certificates of deposit of $100,000 or more	16,919	8,139	20,588	3,285	48,931
Other time deposits	117,587	25,440	36,101	116,087	295,215
Total deposits	255,015	40,502	70,536	688,867	1,054,920
Borrowings	34,617	4,075	10,646	64,742	114,080
Total rate sensitive liabilities	$289,632	$44,577	$81,182	$753,609	$1,169,000
INTEREST SENSITIVITY GAP:
Interval	143,686	43,361	98,356	(230,440)	—
Cumulative	$143,686	$187,047	$285,403	$54,963	$54,963
Period GAP ratio	1.50X	1.97X	2.21X	0.69X
Cumulative GAP ratio	1.50	1.56	1.69	1.05
Ratio of cumulative GAP to total assets	11.23%	14.62%	22.30%	4.29%

When December 31, 2020 is compared to December 31, 2019, the Company’s cumulative GAP ratio through one year indicates that the Company’s balance sheet is still asset sensitive and the level of asset sensitivity increased between years. We continue to see loan customer preference for fixed rate loans given the low overall level of interest rates. As a result of the government stimulus programs and the impact that the pandemic had on consumer spending activity, both loans and deposits increased to record levels in 2020. The growth experienced in the loan portfolio and short term investments was funded by the increase in total deposits and also a modestly higher level of overnight short term borrowings. Overnight borrowings are immediately impacted by changes to national interest rates. We continue to have a relatively consistent level of term advances with the FHLB to help manage our interest rate risk position. The balance of FHLB term advance borrowings at December 31, 2020 is $11.3 million higher than the December 31, 2019 balance as the Company took advantage of the lower yield curve to prudently extend borrowings. The rate on certain FHLB term advances is lower than the rate on overnight borrowings.

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

	VARIABILITY OF	CHANGE IN
	NET INTEREST	MARKET VALUE OF
INTEREST RATE SCENARIO	INCOME	PORTFOLIO EQUITY
200 bp increase	6.8%	62.3%
100 bp increase	3.9	35.4
100 bp decrease	(1.7)	(27.3)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and the scheduled repricing of loans tied to LIBOR or prime. Also, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at a targeted range of 0% to 0.25%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

Within the investment portfolio at December 31, 2020, 76.0% of the portfolio is classified as available for sale and 24.0% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are 41 securities that are temporarily impaired at December 31, 2020. The Company reviews its securities quarterly and has asserted that at December 31, 2020, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell a portion of newly originated fixed-rate 30-year mortgage loans into the secondary market (excluding construction and any jumbo loans). The Company also sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year 2020, 60% of all residential mortgage loan production was sold into the secondary market.

The amount of loans outstanding by category as of December 31, 2020, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

		MORE
		THAN ONE
	ONE	YEAR
	YEAR OR	THROUGH	OVER FIVE	TOTAL
	LESS	FIVE YEARS	YEARS	LOANS

	(IN THOUSANDS, EXCEPT RATIOS)
Commercial and industrial	$30,456	$147,223	$31,827	$209,506
Commercial loans secured by owner occupied real estate	1,687	18,866	74,933	95,486
Commercial loans secured by non-owner occupied real estate	38,319	123,198	239,234	400,751
Real estate – residential mortgage	15,948	39,644	200,647	256,239
Consumer	5,816	4,207	6,340	16,363
Total	$92,226	$333,138	$552,981	$978,345
Loans with fixed-rate	$50,339	$249,623	$278,013	$577,975
Loans with floating-rate	41,887	83,515	274,968	400,370
Total	$92,226	$333,138	$552,981	$978,345
Percent composition of maturity	9.4%	34.1%	56.5%	100.0%
Fixed-rate loans as a percentage of total loans				59.1%
Floating-rate loans as a percentage of total loans				40.9%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

OFF BALANCE SHEET ARRANGEMENTS.    The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $213.9 million and standby letters of credit of  $13.3 million as of December 31, 2020. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2020, the Company had $93.5 million in the notional amount of interest rate swaps outstanding, with a fair value of $3.3 million.

As of December 31, 2020 and 2019, municipal deposit letters of credit issued by the Federal Home Loan Bank of Pittsburgh on behalf of AmeriServ Financial Bank naming applicable municipalities as beneficiaries totaled $61.3 million and $41.5 million, respectively. The letters of credit serve as collateral, in place of pledged securities, for municipal deposits maintained at AmeriServ Financial Bank.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $8.8 million, or 78%, of the total allowance for loan losses at December 31, 2020 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2020, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2020, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, including interest rate, credit, and liquidity risk. The Company seeks to identify, manage and monitor these risks with policies, procedures, and various levels of managerial and Board oversight. The Company’s objective is to optimize profitability while managing and monitoring risk within Board approved policy limits.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2020	2019

	(IN THOUSANDS,
	EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions	$20,427	$15,642
Interest bearing deposits	2,585	2,755
Short-term investments	8,492	3,771
Cash and cash equivalents	31,504	22,168
Investment securities:
Available for sale, at fair value	144,165	141,749
Held to maturity (fair value $47,106 on December 31, 2020 and $41,082 on December 31, 2019)	44,222	39,936
Loans held for sale	6,250	4,868
Loans	973,297	883,090
Less: Unearned income	1,202	384
Less: Allowance for loan losses	11,345	9,279
Net loans	960,750	873,427
Premises and equipment:
Operating lease right-of-use asset	758	846
Financing lease right-of-use asset	2,956	3,078
Other premises and equipment, net	14,336	14,643
Accrued interest income receivable	5,068	3,449
Goodwill	11,944	11,944
Bank owned life insurance	39,033	38,916
Net deferred tax asset	1,572	3,976
Federal Home Loan Bank stock	4,821	3,985
Federal Reserve Bank stock	2,125	2,125
Other assets	10,209	6,074
TOTAL ASSETS	$1,279,713	$1,171,184
LIABILITIES
Non-interest bearing deposits	$177,533	$136,462
Interest bearing deposits	877,387	824,051
Total deposits	1,054,920	960,513
Short-term borrowings	24,702	22,412
Advances from Federal Home Loan Bank	64,989	53,668
Operating lease liabilities	776	865
Financing lease liabilities	3,109	3,163
Guaranteed junior subordinated deferrable interest debentures	12,970	12,955
Subordinated debt	7,534	7,511
Total borrowed funds	114,080	100,574
Other liabilities	6,314	11,483
TOTAL LIABILITIES	1,175,314	1,072,570
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,688,963 shares issued and 17,060,144 shares outstanding on December 31, 2020; 26,650,728 shares issued and 17,057,871 shares outstanding on December 31, 2019	267	267
Treasury stock at cost, 9,628,819 shares on December 31, 2020 and 9,592,857 shares on December 31, 2019	(83,280)	(83,129)
Capital surplus	145,969	145,888
Retained earnings	54,641	51,759
Accumulated other comprehensive loss, net	(13,198)	(16,171)
TOTAL SHAREHOLDERS' EQUITY	104,399	98,614
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,279,713	$1,171,184

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
Taxable	$40,518	$42,832	$40,938
Tax exempt	110	101	90
Interest bearing deposits	15	24	20
Short-term investments	231	293	201
Investment securities:
Available for sale	4,591	5,090	4,527
Held to maturity	1,417	1,427	1,318
Total Interest Income	46,882	49,767	47,094
INTEREST EXPENSE
Deposits	7,634	11,189	8,443
Short-term borrowings	29	288	720
Advances from Federal Home Loan Bank	1,099	1,090	797
Financing lease liabilities	112	117	—
Guaranteed junior subordinated deferrable interest debentures	1,121	1,121	1,120
Subordinated debt	520	520	520
Total Interest Expense	10,515	14,325	11,600
Net Interest Income	36,367	35,442	35,494
Provision (credit) for loan losses	2,375	800	(600)
Net Interest Income after Provision (Credit) for Loan Losses	33,992	34,642	36,094
NON-INTEREST INCOME
Wealth management fees	10,212	9,730	9,659
Service charges on deposit accounts	903	1,271	1,420
Net gains on loans held for sale	1,523	865	489
Mortgage related fees	559	302	196
Net realized gains (losses) on investment securities	—	118	(439)
Impairment charge on other investments	—	(500)	—
Bank owned life insurance	782	521	536
Other income	2,296	2,466	2,363
Total Non-Interest Income	16,275	14,773	14,224
NON-INTEREST EXPENSE
Salaries and employee benefits	27,390	25,429	24,358
Net occupancy expense	2,510	2,497	2,462
Equipment expense	1,559	1,510	1,464
Professional fees	5,219	4,885	5,039
Supplies, postage and freight	714	605	674
Miscellaneous taxes and insurance	1,143	1,135	1,062
Federal deposit insurance expense	481	100	557
Other expense	5,439	5,654	5,257
Total Non-Interest Expense	44,455	41,815	40,873

PRETAX INCOME	5,812	7,600	9,445
Provision for income taxes	1,214	1,572	1,677
NET INCOME	$4,598	$6,028	$7,768

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
PER COMMON SHARE DATA:
Basic:
Net income	$0.27	$0.35	$0.43
Average number of shares outstanding	17,053	17,359	17,933
Diluted:
Net income	$0.27	$0.35	$0.43
Average number of shares outstanding	17,063	17,440	18,037
Cash dividends declared	$0.100	$0.095	$0.075

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS)
COMPREHENSIVE INCOME
Net income	$4,598	$6,028	$7,768
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	1,454	(6,418)	(244)
Income tax effect	(305)	1,348	51
Unrealized holding gains (losses) on available for sale securities arising during period	2,309	4,072	(1,810)
Income tax effect	(485)	(855)	381
Reclassification adjustment for net realized (gains) losses on available for sale securities included in net income	—	(118)	439
Income tax effect	—	25	(92)
Other comprehensive income (loss)	2,973	(1,946)	(1,275)
Comprehensive income	$7,571	$4,082	$6,493

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS)
COMMON STOCK
Balance at beginning of period	$267	$266	$266
New common shares issued for exercise of stock options (38,235, 40,917, and 24,408 shares in 2020, 2019, and 2018, respectively)	—	1	—
Balance at end of period	267	267	266
TREASURY STOCK
Balance at beginning of period	(83,129)	(80,579)	(78,233)
Treasury stock, purchased at cost (35,962, 602,349, and 533,352 shares in 2020, 2019, and 2018, respectively)	(151)	(2,550)	(2,346)
Balance at end of period	(83,280)	(83,129)	(80,579)
CAPITAL SURPLUS
Balance at beginning of period	145,888	145,782	145,707
New common shares issued for exercise of stock options (38,235, 40,917, and 24,408 shares in 2020, 2019, and 2018, respectively)	78	99	61
Stock option expense	3	7	14
Balance at end of period	145,969	145,888	145,782
RETAINED EARNINGS
Balance at beginning of period	51,759	46,733	40,312
Net income	4,598	6,028	7,768
Cash dividend declared on common stock ($0.100, $0.095, and $0.075 per share in 2020, 2019, and 2018, respectively)	(1,716)	(1,642)	(1,347)
Cumulative effect adjustment for change in accounting principal	—	640	—
Balance at end of period	54,641	51,759	46,733
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(16,171)	(14,225)	(12,950)
Other comprehensive income (loss)	2,973	(1,946)	(1,275)
Balance at end of period	(13,198)	(16,171)	(14,225)
TOTAL STOCKHOLDERS’ EQUITY	$104,399	$98,614	$97,977

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2020	2019	2018

	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$4,598	$6,028	$7,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	2,375	800	(600)
Depreciation and amortization expense	1,996	1,873	1,530
Net amortization of investment securities	285	279	347
Net realized (gains) losses on investment securities — available for sale	—	(118)	439
Impairment charge on other investments	—	500	—
Net gains on loans held for sale	(1,523)	(865)	(489)
Amortization of deferred loan fees	(707)	(142)	(149)
Origination of mortgage loans held for sale	(87,140)	(49,460)	(28,916)
Sales of mortgage loans held for sale	87,281	46,304	31,683
Decrease (increase) in accrued interest receivable	(1,619)	40	114
Increase (decrease) in accrued interest payable	(525)	546	302
Earnings on bank-owned life insurance	(782)	(521)	(536)
Deferred income taxes	1,614	179	2,665
Stock compensation expense	3	7	14
Net change in operating leases	(89)	(67)	—
Other, net	(7,140)	(493)	(6,188)
Net cash provided by (used in) operating activities	(1,373)	4,890	7,984
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(36,519)	(18,084)	(45,427)
Purchase of investment securities — held to maturity	(9,359)	(2,257)	(5,746)
Proceeds from maturities of investment securities — available for sale	36,215	23,559	16,299
Proceeds from maturities of investment securities — held to maturity	4,985	3,007	3,651
Proceeds from sales of investment securities — available for sale	—	3,374	9,466
Purchase of regulatory stock	(9,979)	(13,557)	(18,681)
Proceeds from redemption of regulatory stock	9,143	14,092	18,836
Long-term loans originated	(301,210)	(205,603)	(155,191)
Principal collected on long-term loans	212,179	185,054	181,582
Purchases of premises and equipment	(1,325)	(2,821)	(2,144)
Proceeds from sale of other real estate owned	63	214	46
Proceeds from life insurance policies	490	—	—
Net cash provided by (used in) investing activities	(95,317)	(13,022)	2,691
FINANCING ACTIVITIES
Net increase in deposit balances	94,407	11,342	1,226
Net increase (decrease) in other short-term borrowings	2,290	(18,617)	(8,055)
Principal borrowings on advances from Federal Home Loan Bank	36,050	22,527	12,492
Principal repayments on advances from Federal Home Loan Bank	(24,729)	(15,580)	(12,000)
Principal payments on financing lease liabilities	(203)	(173)	—
Stock options exercised	78	99	61
Purchases of treasury stock	(151)	(2,550)	(2,346)
Common stock dividend paid	(1,716)	(1,642)	(1,347)
Net cash provided by (used in) financing activities	106,026	(4,594)	(9,969)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,336	(12,726)	706
CASH AND CASH EQUIVALENTS AT JANUARY 1	22,168	34,894	34,188
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$31,504	$22,168	$34,894

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary, the Company operates 16 banking locations in five southwestern Pennsylvania counties and Hagerstown, Maryland. These branches provide a full range of consumer, mortgage, and commercial financial products. In a press release dated January 15, 2021, the Company announced the execution of a definitive agreement whereby AmeriServ will acquire a branch and deposit customers from two locations in southwestern Pennsylvania of Citizen’s Neighborhood Bank (CNB), an operating division of Riverview Bank. The transaction is subject to regulatory approvals and satisfaction of customary closing conditions and is expected to close in the second quarter of 2021.

The AmeriServ Trust and Financial Services Company (the Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $2.5 billion that are not recognized on the Company’s Consolidated Balance Sheets at December 31, 2020.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of AmeriServ Financial, Inc. and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), the Trust Company, and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 15 locations in Pennsylvania and 1 location in Maryland. AmeriServ Life was a captive insurance company that engaged in underwriting as a reinsurer of credit life and disability insurance. New business ceased being generated by AmeriServ Life in 2005. Since that time, outstanding insurance policies have been running off, and the final policy has expired. On September 30, 2020, the Arizona Corporation Commission approved the Articles of Dissolution for AmeriServ Life. The remaining assets of AmeriServ Life were transferred to AmeriServ Financial, Inc. and the subsidiary was formally closed on December 31, 2020.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. The Company believes the unrealized losses on certain securities within the investments portfolio are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Additionally, the Company holds equity securities which are comprised of mutual funds held within a rabbi trust for the executive deferred compensation plan. Such securities are reported at fair value within other assets on the Consolidated Balance Sheets. Unrealized holding gains and losses on equity securities are included in earnings.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2020, the Company had no short-term leases. As of December 31, 2019, the Company had one short-term equipment lease which it has elected to not record on the Consolidated Balance Sheets.

ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:

As a financial institution, which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

●	Review of all impaired commercial and commercial real estate loans to determine if any specific reserve allocations are required on an individual loan basis. In addition, consumer and residential mortgage loans with a balance of $150,000 or more are evaluated for impairment and specific reserve allocations are established, if applicable. All required specific reserve allocations are based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. For impaired loans the measurement of impairment may be based upon (1) the present value of expected future cash flows

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discounted at the loan’s effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral of a collateral dependent loan.
●	The application of formula driven reserve allocations for all commercial and commercial real estate loans by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the nature of the migration analysis.
●	The application of formula driven reserve allocations to consumer and residential mortgage loans which are based upon historical net charge-off experience for those loan types. The residential mortgage loan and consumer loan allocations are based upon the Company’s three-year historical average of actual loan net charge-offs experienced in each of those categories.
●	The application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, levels of non-accrual and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.
●	Management recognizes that there may be events or economic factors that have occurred affecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at reserves for a specific loan or portfolio segment. Therefore, the Company believes that there is estimation risk associated with the use of specific and formula driven allowances.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BANK-OWNED LIFE INSURANCE:

The Company has purchased life insurance policies on certain employees. These policies are recorded on the Consolidated Balance Sheets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in bank owned life insurance within non-interest income. Additionally, income is accrued on certain policies that have reached the minimum floor rate of return. This guaranteed portion of income is not added to the cash surrender value of the policy until the policy anniversary date and is reported in other assets on the Consolidated Balance Sheets.

INTANGIBLE ASSETS:

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company tests goodwill for impairment on at least an annual basis. This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. Options to purchase 139,759, 12,000, and 5,000 shares of common stock were outstanding during 2020, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options to purchase common stock outstanding were $3.18-$4.22, $4.19-$4.22, and $4.22 during 2020, 2019 and 2018, respectively.

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net income	$4,598	$6,028	$7,768
Denominator:
Weighted average common shares outstanding (basic)	17,053	17,359	17,933
Effect of stock options	10	81	104
Weighted average common shares outstanding (diluted)	17,063	17,440	18,037
Earnings per common share:
Basic	$0.27	$0.35	$0.43
Diluted	0.27	0.35	0.43

STOCK-BASED COMPENSATION:

The Company uses the modified prospective method for accounting of stock-based compensation. The fair value of each option grant is estimated on the grant date using the Binomial or Black-Scholes option pricing model and the expense is recognized ratably over the service period. Forfeitures are recognized as they occur. See Note 19 for details on the assumptions used.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in both money market funds and commercial paper. The Company made $315,000 in income tax payments in 2020; $785,000 in 2019; and $875,000 in 2018. The Company had non-cash transfers to other real estate owned (OREO) in the amounts of $40,000 in 2020; $75,000 in 2019; and $166,000 in 2018. During 2020, the Company entered into two new financing leases, one related to office equipment and the other to a branch location, and recorded a right-of-use asset and lease liability of $149,000. As a result of the adoption of ASU 2016-02, Leases (Topic 842) as of January 1, 2019, the Company had non-cash transactions associated with the recognition of the right-of-use assets and lease liabilities. Specifically, the Company recognized a right-of-use asset and lease liability of $932,000 related to operating leases and a right-of-use asset and lease liability of $3.3 million related to financing leases. In addition, as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the Company had a non-cash transaction in the amount of $640,000 associated with the recognition of a receivable for wealth management fees as of December 31, 2019. The Company also had a non-cash transfer of the AMT credit carryforward to other assets in the amount of $287,000 in 2018. The Company made total interest payments of $11,040,000 in 2020; $13,779,000 in 2019; and $11,298,000 in 2018.

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

The service cost component of net periodic benefit cost is determined by aggregating the product of the discounted cash flows of the plan’s service cost for each year and an individual spot rate (referred to as the “spot rate” approach). The interest cost component is determined by aggregating the product of the discounted cash flows of the plan’s

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

projected benefit obligations for each year and an individual spot rate. Management believes this methodology is an appropriate measure of the service cost and interest cost as each year’s cash flows are specifically linked to the interest rates of bond payments in the same respective year. Our pension benefits are described further in Note 17 of the Notes to Consolidated Financial Statements.

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company, as a smaller reporting company, has adopted this ASU and continues to evaluate the impact that ASU 2016-13 will have on our consolidated financial statements. We are currently working with an industry leading third-party consultant and software provider to assist us in the implementation of ASU 2016-13. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The overall impact of the amendment will be affected by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications to ease the financial reporting burdens of the expected market

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transition from LIBOR to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company has identified its LIBOR exposure across product categories and is analyzing the risks associated with the LIBOR transition. However, it is too early to predict whether a new rate index replacement and the adoption of this ASU will have a material impact on the Company’s financial statements.

3. REVENUE RECOGNITION

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

Non-interest income within the scope of Topic 606 are as follows:

●	Wealth management fees – Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $825,000 has been established as of December 31, 2020 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts — The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income — Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders which allows our customers to access their account electronically at ATMs and POS terminals.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied it performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020, 2019, and 2018 (in thousands).

	AT DECEMBER 31,
	2020	2019	2018

Non-interest income:
In-scope of Topic 606
Wealth management fees	$10,212	$9,730	$9,659
Service charges on deposit accounts	903	1,271	1,420
Other	1,708	1,759	1,720
Non-interest income (in-scope of topic 606)	12,823	12,760	12,799
Non-interest income (out-of-scope of topic 606)	3,452	2,013	1,425
Total non-interest income	$16,275	$14,773	$14,224

4. CASH AND DUE FROM DEPOSITORY INSTITUTIONS

The Federal Reserve reduced reserve requirements to zero as of March 26, 2020. As of December 31, 2019, required federal reserves of $3.0 million were included in “Cash and due from depository institutions” for facilitating the implementation of monetary policy by the Federal Reserve System. Such required reserves were computed by applying prescribed ratios to the classes of average deposit balances. They were held in the form of vault cash and a depository amount held with the Federal Reserve Bank.

5. INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	DECEMBER 31, 2020
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,971	$181	$—	$3,152
U.S. Agency mortgage-backed securities	65,398	2,533	(18)	67,913
Municipal	19,000	1,348	—	20,348
Corporate bonds	52,315	666	(229)	52,752
Total	$139,684	$4,728	$(247)	$144,165

Investment securities held to maturity:

	DECEMBER 31, 2020
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$8,119	$369	$—	$8,488
Municipal	30,076	2,455	(49)	32,482
Corporate bonds and other securities	6,027	113	(4)	6,136
Total	$44,222	$2,937	$(53)	$47,106

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities available for sale:

	DECEMBER 31, 2019
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$5,084	$32	$—	$5,116
U.S. Agency mortgage-backed securities	80,046	1,681	(94)	81,633
Municipal	14,678	509	(17)	15,170
Corporate bonds	39,769	342	(281)	39,830
Total	$139,577	$2,564	$(392)	$141,749

Investment securities held to maturity:

	DECEMBER 31, 2019
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$9,466	$251	$(4)	$9,713
Municipal	24,438	941	(53)	25,326
Corporate bonds and other securities	6,032	58	(47)	6,043
Total	$39,936	$1,250	$(104)	$41,082

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2020, 42.2% of the portfolio was rated AAA as compared to 53.4% at December 31, 2019. Approximately 15.2% and 9.1% of the portfolio was rated below A or unrated on December 31, 2020 and 2019, respectively. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. agencies, that exceeded 10% of shareholders’ equity at December 31, 2020.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $111,694,000 at December 31, 2020 and $117,076,000 at December 31, 2019.

The Company sold no investment securities during 2020 and realized $118,000 of gross investment security gains in 2019 and $15,000 of gross investment security gains and $454,000 of gross investment security losses in 2018. On a net basis, the realized gain for 2019 was $93,000 after factoring in tax expense of $25,000 and the realized loss for 2018 was $347,000 after factoring in a tax benefit of $92,000. Proceeds from sales of investment securities available for sale were $3.4 million for 2019 and $9.5 million for 2018.

The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values, and the weighted average yield for each type and range of maturity as of December 31, 2020. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. The Company’s consolidated investment securities portfolio had an effective duration of approximately 2.11 years. The weighted average expected maturity for available for sale securities at December 31, 2020 for U.S. agency, U.S. agency mortgage-backed, corporate bond, and municipal securities was 11.28, 3.66, 4.38, and 4.99 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2020 for U.S. agency mortgage-backed, corporate bond/other securities, and municipal securities 4.52, 2.40, and 6.21 years, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities available for sale:

	AT DECEMBER 31, 2020
									TOTAL
							U.S. AGENCY		INVESTMENT
							MORTGAGE-		SECURITIES
					CORPORATE		BACKED		AVAILABLE FOR
	U. S. AGENCY		MUNICIPAL		BONDS		SECURITIES		SALE

	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$598	2.14%	$4,459	2.64%	$—	—%	$5,057	2.58%
After 1 year but within 5 years	—	—	7,104	2.76	15,119	2.70	2,332	3.18	24,555	2.76
After 5 years but within 10 years	741	2.69	11,298	3.01	32,087	4.07	5,958	2.60	50,084	3.62
After 10 years but within 15 years	—	—	—	—	650	3.92	15,481	2.70	16,131	2.75
Over 15 years	2,230	2.68	—	—	—	—	41,627	2.31	43,857	2.33
Total	$2,971	2.68	$19,000	2.89	$52,315	3.55	$65,398	2.46	$139,684	2.93
FAIR VALUE
Within 1 year	$—		$601		$4,487		$—		$5,088
After 1 year but within 5 years	—		7,483		15,224		2,457		25,164
After 5 years but within 10 years	780		12,264		32,389		6,235		51,668
After 10 years but within 15 years	—		—		652		16,269		16,921
Over 15 years	2,372		—		—		42,952		45,324
Total	$3,152		$20,348		$52,752		$67,913		$144,165

Investment securities held to maturity:

	AT DECEMBER 31, 2020
	U.S. AGENCY
	MORTGAGE-						TOTAL INVESTMENT
	BACKED				CORPORATE		SECURITIES
	SECURITIES		MUNICIPAL		BONDS AND OTHER		HELD TO MATURITY

	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
Within 1 year	$—	—%	$400	2.84%	$3,000	2.95%	$3,400	2.94%
After 1 year but within 5 years	1,068	2.83	4,080	3.25	3,027	3.47	8,175	3.28
After 5 years but within 10 years	—	—	18,768	3.38	—	—	18,768	3.38
After 10 years but within 15 years	1,718	3.55	6,513	3.01	—	—	8,231	3.12
Over 15 years	5,333	2.01	315	3.50	—	—	5,648	2.09
Total	$8,119	2.44	$30,076	3.28	$6,027	3.21	$44,222	3.11
FAIR VALUE
Within 1 year	$—		$403		$2,998		$3,401
After 1 year but within 5 years	1,132		4,383		3,138		8,653
After 5 years but within 10 years	—		20,478		—		20,478
After 10 years but within 15 years	1,856		6,874		—		8,730
Over 15 years	5,500		344		—		5,844
Total	$8,488		$32,482		$6,136		$47,106

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information concerning investments with unrealized losses as of December 31, 2020 (in thousands):

Total investment securities:

	DECEMBER 31, 2020
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$—	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	6,394	(17)	123	(1)	6,517	(18)
Municipal	—	—	751	(49)	751	(49)
Corporate bonds and other securities	13,083	(162)	7,929	(71)	21,012	(233)
Total	$19,477	$(179)	$8,803	$(121)	$28,280	$(300)

The following table presents information concerning investments with unrealized losses as of December 31, 2019 (in thousands):

Total investment securities:

	DECEMBER 31, 2019
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$—	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	7,084	(23)	8,562	(75)	15,646	(98)
Municipal	2,269	(18)	1,123	(52)	3,392	(70)
Corporate bonds and other securities	7,797	(85)	11,783	(243)	19,580	(328)
Total	$17,150	$(126)	$21,468	$(370)	$38,618	$(496)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 41 positions that are considered temporarily impaired at December 31, 2020. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

The interest rate environment and market yields can also have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of December 31, 2020, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 101.2% of the par value.

As of December 31, 2020 and 2019, the Company reported $443,000 and $366,000, respectively, of equity securities within other assets on the Consolidated Balance Sheets. These equity securities are held within a nonqualified deferred compensation plan in which a select group of executives of the Company can participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan and held within a

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rabbi trust. The assets of the rabbi trust are invested in various publicly listed mutual funds. The gain or loss on the equity securities (both realized and unrealized) is reported within other income on the Consolidated Statements of Operations. The realized gain on equity securities was $2,000 and $13,000 during 2020 and 2019, respectively. The unrealized gain was $3,000 in 2020 and the unrealized loss was $5,000 in 2019. Additionally, the Company has recognized a deferred compensation liability, which is equal to the balance of the equity securities and is reported within other liabilities on the Consolidated Balance Sheets.

6. LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2020	2019

	(IN THOUSANDS)
Commercial:
Commercial and industrial	$151,162	$173,922
Paycheck Protection Program (PPP)	58,344	—
Commercial loans secured by owner occupied real estate	95,486	91,655
Commercial loans secured by non-owner occupied real estate	400,751	363,635
Real estate − residential mortgage	249,989	235,239
Consumer	16,363	18,255
Loans, net of unearned income	$972,095	$882,706

Loan balances at December 31, 2020 and 2019 are net of unearned income of $1,202,000 and $384,000, respectively. The unearned income balance at December 31, 2020 includes $755,000 of unrecognized fee income from PPP loan originations. Real estate construction loans comprised 7.0% and 4.9% of total loans net of unearned income at December 31, 2020 and 2019, respectively. The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct loan exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2020 and 2019, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 250-mile radius of the Johnstown market.

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $615,000 and $544,000 at December 31, 2020 and 2019, respectively.

The COVID-19 pandemic is a fluid situation and continues to evolve, impacting the way many businesses operate. The pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, and consumer spending has resulted in less economic activity and significant volatility and disruption. Certain loans within our commercial and commercial real estate portfolios have been disproportionately adversely affected by the pandemic. Due to mandatory lockdowns and travel restrictions, certain industries, such as hospitality, travel, food service and restaurants and bars, have suffered as a result of COVID-19. The following table provides information regarding our potential COVID-19 risk concentrations for commercial and commercial real estate loans by industry type at December 31, 2020 (in thousands).

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,450	$—	$105	$6,139	$7,694
Multifamily/apartments/student housing	—	—	469	66,879	67,348
Office	33,525	6,872	10,095	37,164	87,656
Retail	8,080	1,542	21,180	124,325	155,127
Industrial/manufacturing/warehouse	87,021	26,222	18,255	38,814	170,312
Hotels	329	837	—	41,779	42,945
Eating and drinking places	769	13,479	4,390	1,925	20,563
Amusement and recreation	190	46	3,307	38	3,581
Mixed use	—	—	2,411	65,585	67,996
Other	19,798	9,346	35,274	18,103	82,521
Total	$151,162	$58,344	$95,486	$400,751	$705,743

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

An eligible business could apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%; (b) a two-year (if originated prior to June 5, 2020) or five-year (if originated after June 5, 2020) loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers pursuant to standards as defined by the SBA. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses with the remaining loan proceeds being used for other qualifying expenses such as interest on mortgages, rent, and utilities.

As of December 31, 2020, the Company had 364 PPP loans outstanding totaling $58.3 million and has recorded a total of $1.9 million of processing fee income and interest income from PPP lending activity. Also, there is approximately $755,000 of PPP processing fees that will be amortized into income over the time period that the loans remain on our balancec sheet or until the PPP loan is forgiven at which time the remaining fee will be recognized immediately as income.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ALLOWANCE FOR LOAN LOSSES

The following table summarizes the rollforward of the allowance for loan losses by portfolio segment (in thousands).

	BALANCE AT	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2019	OFFS	RECOVERIES	(CREDIT)	DECEMBER 31, 2020

Commercial	$3,951	$(111)	$4	$(372)	$3,472
Commercial loans secured by non-owner occupied real estate	3,119	—	44	2,210	5,373
Real estate − residential mortgage	1,159	(233)	62	304	1,292
Consumer	126	(143)	68	64	115
Allocation for general risk	924	—	—	169	1,093
Total	$9,279	$(487)	$178	$2,375	$11,345

	BALANCE AT	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2018	OFFS	RECOVERIES	(CREDIT)	DECEMBER 31, 2019
Commercial	$3,057	$(9)	$22	$881	$3,951
Commercial loans secured by non-owner occupied real estate	3,389	(63)	48	(255)	3,119
Real estate − residential mortgage	1,235	(98)	118	(96)	1,159
Consumer	127	(262)	52	209	126
Allocation for general risk	863	—	—	61	924
Total	$8,671	$(432)	$240	$800	$9,279

	BALANCE AT	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2017	OFFS	RECOVERIES	(CREDIT)	DECEMBER 31, 2018
Commercial	$4,298	$(574)	$31	$(698)	$3,057
Commercial loans secured by non-owner occupied real estate	3,666	—	51	(328)	3,389
Real estate − residential mortgage	1,102	(380)	119	394	1,235
Consumer	128	(251)	61	189	127
Allocation for general risk	1,020	—	—	(157)	863
Total	$10,214	$(1,205)	$262	$(600)	$8,671

For 2020, the Company recorded a $2,375,000 provision expense for loan losses compared to an $800,000 provision expense in 2019. The Company continues to build the allowance for loan losses given the overall economic climate and the uncertainty that exists because of the COVID-19 pandemic. The 2020 provision reflects managements strengthening certain qualitative factors within the allowance for loan losses calculation and downgrades of loan relationships that are reflective of the industries that have been especially negatively impacted from the pandemic, primarily the hospitality industry, and are demonstrating a slow pace of recovery. The effect of these downgrades was an increase in the allowance for the commercial loans secured by non-owner occupied real estate portfolio. The recovery efforts of many of these borrowers experiencing a downgrade stalled during the fourth quarter of 2020 due to the rise in COVID cases which caused additional safety measures and restrictions to be put in place on their businesses. While these borrowers need additional time to recover, we remain encouraged by their efforts to work through the pandemic and signs of improvement in their operations. The decrease in the allowance balance for the commercial loan portfolio is the result of two substantial commercial loans which were previously classified as substandard being upgraded. In addtion, the growth in the allowance balance for residential mortgage loans is the result of the increased origination activity experienced within this portfolio during 2020 given the lower interest rate environment. It should be noted that the 100% SBA guarantee on PPP loans minimizes the level of credit risk associated with the loans. As a result, such loans are assigned a 0% risk weight for purposes of calculating the Bank’s risk-based capital ratios. Therefore, it was deemed appropriate to not allocate any portion of the loan loss reserve for the PPP loans.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company experienced net loan charge-offs of $309,000, or 0.03% of total loans, in 2020 compared to net loan charge-offs of $192,000, or 0.02% of total loans, in 2019. As a result of the provision expense sharply exceeding net loan charge-offs, the balance in the allowance for loan losses increased by over $2 million in 2020. Overall, non-performing assets totaled $3.3 million, or 0.34% of total loans, at December 31, 2020. The allowance for loan losses provided 341% coverage of non-performing assets, and 1.16% of total loans, at December 31, 2020, compared to 397% coverage of non-performing assets, and 1.05% of total loans, at December 31, 2019. Note that the reserve coverage of total loans, excluding PPP loans, is 1.23% (non-GAAP) at December 31, 2020. See the reconciliation of the non-GAAP measure of the reserve coverage of total loans, excluding PPP loans, within the Allowance and Provision for Loan Losses section of the MD&A.

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

The following tables summarize the loan portfolio and allowance for loan losses by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2020
		COMMERCIAL LOANS
		SECURED BY NON-	REAL ESTATE −
		OWNER OCCUPIED	RESIDENTIAL
Loans:	COMMERCIAL	REAL ESTATE	MORTGAGE	CONSUMER	TOTAL

	(IN THOUSANDS)
Individually evaluated for impairment	$847	$8	$—	$—	$855
Collectively evaluated for impairment	304,145	400,743	249,989	16,363	971,240
Total loans	$304,992	$400,751	$249,989	$16,363	$972,095

	AT DECEMBER 31, 2020
		COMMERCIAL LOANS			ALLOCATION
		SECURED BY NON-	REAL ESTATE −		FOR
Allowance		OWNER OCCUPIED	RESIDENTIAL		GENERAL
for loan losses:	COMMERCIAL	REAL ESTATE	MORTGAGE	CONSUMER	RISK	TOTAL

	(IN THOUSANDS)
Specific reserve allocation	$96	$8	$—	$—	$—	$104
General reserve allocation	3,376	5,365	1,292	115	1,093	11,241
Total allowance for loan losses	$3,472	$5,373	$1,292	$115	$1,093	$11,345

	AT DECEMBER 31, 2019
		COMMERCIAL LOANS
		SECURED BY NON-	REAL ESTATE −
		OWNER OCCUPIED	RESIDENTIAL
Loans:	COMMERCIAL	REAL ESTATE	MORTGAGE	CONSUMER	TOTAL

	(IN THOUSANDS)
Individually evaluated for impairment	$816	$8	$—	$—	$824
Collectively evaluated for impairment	264,761	363,627	235,239	18,255	881,882
Total loans	$265,577	$363,635	$235,239	$18,255	$882,706

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AT DECEMBER 31, 2019
		COMMERCIAL LOANS			ALLOCATION
		SECURED BY NON-	REAL ESTATE −		FOR
Allowance		OWNER OCCUPIED	RESIDENTIAL		GENERAL
for loan losses:	COMMERCIAL	REAL ESTATE	MORTGAGE	CONSUMER	RISK	TOTAL

	(IN THOUSANDS)
Specific reserve allocation	$84	$8	$—	$—	$—	$92
General reserve allocation	3,867	3,111	1,159	126	924	9,187
Total allowance for loan losses	$3,951	$3,119	$1,159	$126	$924	$9,279

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	AT DECEMBER 31, 2020
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$847	$96	$—	$847	$850
Commercial loans secured by non-owner occupied real estate	8	8	—	8	30
Total impaired loans	$855	$104	$—	$855	$880

	AT DECEMBER 31, 2019
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	816	$84	$—	$816	$816
Commercial loans secured by non-owner occupied real estate	$8	$8	$—	$8	$30
Total impaired loans	$824	$92	$—	$824	$846

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS)
Average impaired balance:
Commercial	$839	$597	$228
Commercial loans secured by non-owner occupied real estate	8	10	12
Average investment in impaired loans	$847	$607	$240
Interest income recognized:
Commercial	$38	$30	$—
Commercial loans secured by non-owner occupied real estate	—	—	—
Interest income recognized on a cash basis on impaired loans	$38	$30	$—

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2020 required review of a minimum of 40% of the commercial loan portfolio.

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

	AT DECEMBER 31, 2020
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$134,186	$13,722	$3,254	$—	$151,162
Paycheck Protection Program (PPP)	58,344	—	—	—	58,344
Commercial loans secured by owner occupied real estate	92,189	2,154	1,143	—	95,486
Commercial loans secured by non-owner occupied real estate	371,815	23,980	4,948	8	400,751
Total	$656,534	$39,856	$9,345	$8	$705,743

	AT DECEMBER 31, 2019
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$161,147	$853	$11,922	$—	$173,922
Commercial loans secured by owner occupied real estate	88,942	1,384	1,329	—	91,655
Commercial loans secured by non-owner occupied real estate	362,027	—	1,600	8	363,635
Total	$612,116	$2,237	$14,851	$8	$629,212

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

	AT DECEMBER 31, 2020
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$247,520	$2,469	$249,989
Consumer	16,356	7	16,363
Total	$263,876	$2,476	$266,352

	AT DECEMBER 31, 2019
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$233,760	$1,479	$235,239
Consumer	18,255	—	18,255
Total	$252,015	$1,479	$253,494

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	AT DECEMBER 31, 2020
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$148,023	$536	$2,603	$—	$3,139	$151,162	$—
Paycheck Protection Program (PPP)	58,344	—	—	—	—	58,344	$—
Commercial loans secured by owner occupied real estate	95,486	—	—	—	—	95,486	—
Commercial loans secured by non-owner occupied real estate	399,850	230	671	—	901	400,751	—
Real estate – residential mortgage	246,279	776	1,178	1,756	3,710	249,989	—
Consumer	16,274	82	—	7	89	16,363	—
Total	$964,256	$1,624	$4,452	$1,763	$7,839	$972,095	$—

	AT DECEMBER 31, 2019
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$173,922	$—	$—	$—	$—	$173,922	$—
Commercial loans secured by owner occupied real estate	91,538	117	—	—	117	91,655	—
Commercial loans secured by non-owner occupied real estate	363,635	—	—	—	—	363,635	—
Real estate – residential mortgage	231,022	2,331	864	1,022	4,217	235,239	—
Consumer	18,190	42	23	—	65	18,255	—
Total	$878,307	$2,490	$887	$1,022	$4,399	$882,706	$—

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8. NON-PERFORMING ASSETS INCLUDING TROUBLED DEBT RESTRUCTURINGS

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments, (iii) performing loans classified as TDR and (iv) OREO (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets).

The following table presents information concerning non-performing assets including TDR:

	AT DECEMBER 31,
	2020	2019

	(IN THOUSANDS, EXCEPT
	PERCENTAGES)
Non-accrual loans:
Commercial and industrial	$16	$—
Commercial loans secured by non-owner occupied real estate	8	8
Real estate – residential mortgage	2,469	1,479
Consumer	7	—
Total	2,500	1,487

Other real estate owned:
Real estate – residential mortgage	—	37
Total	—	37

TDR’s not in non-accrual:
Commercial and industrial	831	815
Total	831	815
Total non-performing assets including TDR	$3,331	$2,339
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.34%	0.26%

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To be considered a TDR, both of the following criteria must be met:

●	the borrower must be experiencing financial difficulties; and
●	the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would not otherwise be considered.

Factors that indicate a borrower is experiencing financial difficulties include, but are not limited to:

●	the borrower is currently in default on their loan(s);
●	the borrower has filed for bankruptcy;
●	the borrower has insufficient cash flows to service their loan(s); or
●	the borrower is unable to obtain refinancing from other sources at a market rate similar to rates available to a non-troubled debtor.

Factors that indicate that a concession has been granted include, but are not limited to:

●	the borrower is granted an interest rate reduction to a level below market rates for debt with similar risk; or
●	the borrower is granted a material maturity date extension, or extension of the amortization plan to provide payment relief. For purposes of this policy, a material maturity date extension will generally include any maturity date extension, or the aggregate of multiple consecutive maturity date extensions, that exceed 120 days. A restructuring that results in an insignificant delay in payment, i.e. 120 days or less, is not necessarily a TDR. Insignificant payment delays occur when the amount of the restructured payments subject to the delay is insignificant relative to the unpaid principal or collateral value, and will result in an insignificant shortfall in the originally scheduled contractual amount due, and/or the delay in timing of the restructured payment period is insignificant relative to the frequency of payments, the original maturity or the original amortization.

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

Any loan modification where the loan currently maintains a criticized or classified risk rating, i.e. Special Mention, Substandard or Doubtful, or where the loan will be assigned a criticized or classified rating after the modification is evaluated to determine the need for TDR classification. The specific ALL reserve for loans modified as TDR’s was $103,000 and $92,000 as of December 31, 2020 and 2019, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the loans modified in TDRs during the year ended December 31, 2020 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$750	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate
Commercial and industrial	1	47	Extension of maturity date with a below market interest rate

The following table details the loans modified in TDRs during the year ended December 31, 2019 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	2	$816	Extension of maturity date with a below market interest rate

Loans in non-accrual status
Commercial loans secured by non-owner occupied real estate	1	$8	Extension of maturity date

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

There were no loans that were modified as TDR’s in the previous 12 months and defaulted during the reporting periods ending December 31, 2020, 2019 or 2018, respectively

All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. OREO is recorded at the lower of (1) fair value minus estimated costs to sell or (2) carrying cost.

Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in other assets on the Consolidated Balance Sheets. As of December 31, 2020, there were no residential real estate foreclosed assets included in other assets. As of December 31, 2019, a total of $37,000 of residential real estate foreclosed assets were included in other assets. As of December 31, 2020, the Company had initiated formal foreclosure procedures on $119,000 of consumer residential mortgages.

Loan Modifications Related to COVID-19

Under section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes and reporting the loan as past due. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency so long as the loan was current on payments as of December 31, 2019. The suspension of TDR identification and accounting triggered by the effects of the COVID-19 pandemic was extended by the Consolidated Appropriations Act, 2021, signed into law on December 27, 2020. The period established by Section 4013 of the CARES Act was extended to the earlier of January 1, 2022 or 60 days after the date on which the national COVID-19 emergency terminates. Additionally, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

In response to the COVID-19 pandemic, the Company has prudently executed loan modifications for existing loan customers. The following table presents information comparing loans which were subject to a loan modification related to COVID-19, as of December 31, 2020 and September 30, 2020. Note that the percentage of outstanding loans presented below was calculated based on loan totals excluding PPP loans. Management believes that this method more accurately reflects the concentration of COVID-19 related modifications within the loan portfolio.

	At December 31, 2020		At September 30, 2020
		% of Outstanding		% of Outstanding
	Balance	Non-PPP Loans	Balance	Non-PPP Loans
	(in thousands)		(in thousands)
CRE/Commercial	$47,037	7.0%	$140,132	21.8%
Home Equity/Consumer	83	0.1	160	0.2
Residential Mortgage	1,943	1.3	4,069	2.9
Total	$49,063	5.3	$144,361	16.4

The balance of loan modifications related to COVID-19 at December 31, 2020 represents a decrease of $95.3 million, or 66.0%, from the balance of loans modified for COVID-19 reported in the third quarter 2020 10-Q which totaled $144 million. As a result of these loan modifications, the Company has recorded $1.2 million of accrued interest income that has not been received as of December 31, 2020.

Requested modifications primarily consist of the deferral of principal and/or interest payments for a period of three to six months and maturity date extensions. The following table presents the composition of the types of payment relief that have been granted.

	At December 31, 2020		At September 30, 2020
	Number of Loans	Balance	Number of Loans	Balance
		(in thousands)		(in thousands)
Type of Payment Relief
Interest only payments	11	$26,900	67	$74,680
Complete payment deferrals	59	22,163	127	69,681
Total	70	$49,063	194	$144,361

Management is carefully monitoring asset quality with a particular focus on customers that have requested payment deferrals during this difficult economic time. As we reached the end of the initial deferral time periods, deferral extension requests were considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt as well as issued regulatory guidance. At December 31, 2020, the COVID-19 related modifications within the commercial real estate and commercial loan portfolios are to 19 borrowers, most of which are borrowers who were granted a second loan payment deferral, with loans totaling approximately $47 million. In order to properly monitor the increased credit risk associated with the modified loans, the Asset Quality Task Force is meeting at

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers.

9. PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2020	2019

	(IN THOUSANDS)
Land	$1,198	$1,198
Premises	28,070	27,711
Furniture and equipment	8,502	8,632
Leasehold improvements	1,174	1,174
Total at cost	38,944	38,715
Less: Accumulated depreciation and amortization	24,608	24,072
Premises and equipment, net	$14,336	$14,643

The Company recorded depreciation and amortization expense of $1.6 million for 2020 and $1.5 million for 2019 and 2018.

The Company utilizes a contract cleaner to provide janitorial services for several office locations. The contract cleaner is owned by a Director of the Company. The amount paid to this related party totaled $232,000, $218,000, and $221,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

10. LEASE COMMITMENTS

The Company has operating and financing leases for several office locations and equipment. Several assumptions and judgments were made when applying the requirements of ASU 2016-02, Leases (Topic 842), to the Company’s lease commitments, including the allocation of consideration in the contracts between lease and non-lease components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments. See Note 1 for information on policy elections.

The following table presents the lease cost associated with both operating and financing leases for the years ended December 31, 2020 and 2019. Total rent expense recorded during the year ended December 31, 2018 was $415,000.

	YEAR ENDED DECEMBER 31,
	2020	2019

	(IN THOUSANDS)
Lease cost
Financing lease cost:
Amortization of right-of-use asset	$271	$258
Interest expense	112	117
Operating lease cost	116	117
Total lease cost	$499	$492

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2020 and 2019.

	AT DECEMBER 31,
	2020		2019
	OPERATING	FINANCING	OPERATING	FINANCING
Weighted-average remaining term (years)	11.4	16.0	11.9	17.1
Weighted-average discount rate	3.49%	3.52%	3.46%	3.60%

The following table presents the undiscounted cash flows due related to operating and financing leases as of December 31, 2020 and 2019, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.

DECEMBER 31, 2020
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due:
Within 1 year	$120	$316
After 1 year but within 2 years	98	320
After 2 years but within 3 years	69	309
After 3 years but within 4 years	69	249
After 4 years but within 5 years	69	248
After 5 years	520	2,760
Total undiscounted cash flows	945	4,202
Discount on cash flows	(169)	(1,093)
Total lease liabilities	$776	$3,109

DECEMBER 31, 2019
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due:
Within 1 year	$118	$296
After 1 year but within 2 years	120	275
After 2 years but within 3 years	98	277
After 3 years but within 4 years	69	274
After 4 years but within 5 years	69	236
After 5 years	589	3,007
Total undiscounted cash flows	1,063	4,365
Discount on cash flows	(198)	(1,202)
Total lease liabilities	$865	$3,163

The Company leases approximately 1,049 square feet of office space within its headquarters building to a Director of the Company. The amount paid by this related party totaled $13,000 for the years ended December 31, 2020, 2019, and 2018 and is reported in net occupancy expense on the Consolidated Statements of Operations.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2020	2019

	(IN THOUSANDS)
Demand:
Non-interest bearing	$177,533	$136,462
Interest bearing	200,969	177,767
Savings	112,353	95,933
Money market	219,919	208,343
Certificates of deposit in denominations of $100,000 or more	48,931	38,770
Other time	295,215	303,238
Total deposits	$1,054,920	$960,513

The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2020 maturing in the periods presented:

		CERTIFICATES OF
		DEPOSIT
YEAR:	OTHER TIME DEPOSITS	OF $100,000 OR MORE	TOTAL

	(IN THOUSANDS)
2021	$174,109	$45,646	$219,755
2022	63,046	2,714	65,760
2023	23,670	400	24,070
2024	15,146	171	15,317
2025	10,293	—	10,293
2026 and after	8,951	—	8,951
Total	$295,215	$48,931	$344,146

The aggregate amount of time deposit accounts (including certificates of deposit) that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2020 and 2019 are $81.7 million and $69.0 million, respectively.

The amount of related party deposits totaled $938,000 and $1,875,000 at December 31, 2020 and 2019, respectively

12. SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2020
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS

	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$24,702
Maximum balance at any month end	2,000	41,632
Average balance during year	18	4,929
Average rate paid for the year	0.87%	0.58%
Interest rate on year-end balance	—	0.41

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AT DECEMBER 31, 2019
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS

	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$22,412
Maximum balance at any month end	—	49,615
Average balance during year	58	11,030
Average rate paid for the year	3.04%	2.59%
Interest rate on year-end balance	—	1.81

	AT DECEMBER 31, 2018
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS

	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$41,029
Maximum balance at any month end	—	82,932
Average balance during year	54	33,073
Average rate paid for the year	1.70%	2.17%
Interest rate on year-end balance	—	2.62

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions have an average maturity of overnight.

13. ADVANCES FROM FEDERAL HOME LOAN BANK, GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES AND SUBORDINATED DEBT

Advances from the FHLB consist of the following:

	AT DECEMBER 31, 2020
	WEIGHTED
	AVERAGE YIELD	BALANCE

MATURING	(IN THOUSANDS, EXCEPT RATES)
2021	1.00%	$24,336
2022	2.03	20,888
2023	1.59	15,568
2024	1.19	4,197
Total advances from FHLB	1.48	$64,989

	AT DECEMBER 31, 2019
	WEIGHTED
	AVERAGE YIELD	BALANCE

MATURING	(IN THOUSANDS, EXCEPT RATES)
2020	1.75%	$18,729
2021	2.28	9,496
2022	2.21	17,838
2023	2.48	5,568
2024	1.86	2,037
Total advances from FHLB	2.08	$53,668

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

residential real estate and certain types of commercial and commercial real estate loans. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rates on the advances are fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage, commercial real estate, and commercial and industrial loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2020, the Company had immediately available $329 million of overnight borrowing capability at the FHLB, $31 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks.

Guaranteed Junior Subordinated Deferrable Interest Debentures:

On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by the Company. The Trust Preferred Securities are listed on NASDAQ under the symbol ASRVP. The Company used $22.5 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in 2005 and 2004. The net balance as of December 31, 2020 and 2019 was $13.0 million.

Subordinated Debt:

On December 29, 2015, the Company completed a private placement of $7.65 million in aggregate principal amount of fixed rate subordinated notes to certain accredited investors. The subordinated notes mature December 31, 2025 and have a 6.50% fixed interest rate for the entire term. This subordinated debt has been structured to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and was non-callable for five years. The Company used the proceeds from this private placement and other cash on hand to redeem all $21 million of its issued and outstanding SBLF preferred stock on January 27, 2016. The net balance as of December 31, 2020 and 2019 was $7.5 million.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the assets and liability measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of December 31, 2020 and 2019, by level within the fair value hierarchy (in thousands).

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2020 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$443	$443	$—	$—
Available for sale securities:
U.S. Agency	3,152	—	3,152	—
U.S. Agency mortgage-backed securities	67,913	—	67,913	—
Municipal	20,348	—	20,348	—
Corporate bonds	52,752	—	52,752	—
Fair value swap asset (1)	3,320	—	3,320	—
Fair value swap liability (2)	(3,320)	—	(3,320)	—

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2019 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$366	$366	$—	$—
Available for sale securities:
U.S. Agency	5,116	—	5,116	—
U.S. Agency mortgage-backed securities	81,633	—	81,633	—
Municipal	15,170	—	15,170	—
Corporate bonds	39,830	—	39,830	—
Fair value swap asset (1)	959	—	959	—
Fair value swap liability (2)	(959)	—	(959)	—

(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At December 31, 2020, impaired loans with a carrying value of $266,000 were reduced by a specific valuation allowance totaling $8,000 resulting in a net fair value of $258,000. At December 31, 2019, impaired loans with a carrying value of $263,000 were reduced by a specific valuation allowance totaling $8,000 resulting in a net fair value of $255,000.

Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2020 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$258	$—	$—	$258

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2019 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$255	$—	$—	$255
Other real estate owned	37	—	—	37

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2020	Fair Value	Techniques	Input	Range (Wgtd Ave)
Impaired loans	$258	Appraisal of	Appraisal	0% to 100% (3%)
		collateral (1)	adjustments(2)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2019	Fair Value	Techniques	Input	Range (Wgtd Ave)
Impaired loans	$255	Appraisal of	Appraisal	0% to 100% (3%)
		collateral (1)	adjustments(2)
Other real estate owned	37	Appraisal of	Appraisal	0% to 57% (38%)
		collateral (1)	adjustments(2)
			Liquidation	21% to 134% (30%)
expenses

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values based on US GAAP measurements and recorded carrying values at December 31, 2020 and 2019, for the remaining financial instruments not required to be measured or reported at fair value were as follows:

	AT DECEMBER 31, 2020
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$44,222	$47,106	$—	$44,108	$2,998
Loans held for sale	6,250	6,428	6,428	—	—
Loans, net of allowance for loan loss and unearned income	960,750	969,433	—	—	969,433
FINANCIAL LIABILITIES:
Deposits with stated maturities	311,064	314,845	—	—	314,845
All other borrowings (1)	85,493	90,907	—	—	90,907

	AT DECEMBER 31, 2019
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$39,936	$41,082	$—	$38,129	$2,953
Loans held for sale	4,868	4,970	4,970	—	—
Loans, net of allowance for loan loss and unearned income	873,427	873,908	—	—	873,908
FINANCIAL LIABILITIES:
Deposits with stated maturities	309,044	310,734	—	—	310,734
All other borrowings (1)	74,134	76,323	—	—	76,323

(1)	All other borrowings include advances from Federal Home Loan Bank, guaranteed junior subordinated deferrable interest debentures, and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

16. INCOME TAXES

The expense for income taxes is summarized below and includes both federal and applicable state corporate income taxes:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS)
Current	$(400)	$1,393	$(988)
Deferred	1,614	179	2,665
Income tax expense	$1,214	$1,572	$1,677

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2020		2019		2018
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense based on federal statutory rate	$1,221	21.0%	$1,596	21.0%	$1,983	21.0%
Tax exempt income	(188)	(3.2)	(131)	(1.4)	(131)	(1.4)
Other	181	3.1	107	1.1	(175)	(1.8)
Total expense for income taxes	$1,214	20.9%	$1,572	20.7%	$1,677	17.8%

The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2020	2019

	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$2,382	$1,949
Unfunded commitment reserve	183	215
Premises and equipment	686	1,129
Lease liabilities	816	—
Accrued pension obligation	—	1,093
Other	149	230
Total tax assets	4,216	4,616
DEFERRED TAX LIABILITIES:
Investment accretion	(88)	(82)
Unrealized investment security gains	(941)	(456)
Lease right-of-use assets	(780)	—
Accrued pension obligation	(646)	—
Other	(189)	(102)
Total tax liabilities	(2,644)	(640)
Net deferred tax asset	$1,572	$3,976

At December 31, 2020 and 2019, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize these assets.

As a result of the Tax Cuts and Jobs Act, enacted on December 22, 2017, the Company’s AMT tax credits that were not used to reduce regular taxes were eligible for a 50% refund in 2018 to 2020 and a 100% refund in 2021. Due to this change, the AMT tax credit was fully utilized as of December 31, 2019.

The change in net deferred tax assets and liabilities consist of the following:

	YEAR ENDED
	DECEMBER 31,
	2020	2019

	(IN THOUSANDS)
Unrealized gains recognized in comprehensive income	$(485)	$(830)
Pension obligation of the defined benefit plan not yet recognized in income	(305)	1,348
Deferred provision for income taxes	(1,614)	(179)
Net increase (decrease)	$(2,404)	$339

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company utilizes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company has no tax liability for uncertain tax positions. The Company’s federal and state income tax returns for taxable years through 2017 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

17. EMPLOYEE BENEFIT PLANS

PENSION PLAN:

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Effective January 1, 2013, the Company implemented a soft freeze of its defined benefit pension plan for non-union employees. A soft freeze means that all existing employees as of December 31, 2012 will remain in the defined benefit pension plan but any new non-union employees hired after January 1, 2013 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401 (k) program. The Company implemented a similar soft freeze of its defined benefit pension plan for union employees effective January 1, 2014. The Company executed these changes to help reduce its pension costs in future years. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of the Company’s common stock valued at $1.5 million and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31, 2020.

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2020	2019

	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$49,561	$41,094
Service cost	1,676	1,470
Interest cost	1,281	1,569
Actuarial loss	6,085	7,758
Benefits paid	(3,742)	(2,330)
Benefit obligation at end of year	54,861	49,561
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	44,831	38,478
Actual return on plan assets	8,358	5,483
Employer contributions	9,000	3,200
Benefits paid	(3,742)	(2,330)
Fair value of plan assets at end of year	58,447	44,831
Funded status of the plan	$3,586	$(4,730)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEAR ENDED DECEMBER 31,
	2020	2019

	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$20,628	$22,113
Total	$20,628	$22,113

	YEAR ENDED DECEMBER 31,
	2020	2019

	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$50,435	$45,501

The weighted-average assumptions used to determine benefit obligations at December 31, 2020 and 2019 were as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	2.47%	3.20%
Salary scale	2.50	2.50

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,676	$1,470	$1,482
Interest cost	1,281	1,569	1,273
Expected return on plan assets	(3,241)	(3,025)	(2,798)
Special termination benefit liability	—	—	63
Recognized net actuarial loss	2,453	1,649	1,548
Net periodic pension cost	$2,169	$1,663	$1,568

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS
Net loss	$968	$5,300	$4,683
Recognized loss	(2,453)	(1,649)	(1,548)
Total recognized in other comprehensive loss before tax effect	$(1,485)	$3,651	$3,135
Total recognized in net benefit cost and other comprehensive loss before tax effect	$684	$5,314	$4,703

For the year ended December 31, 2020, actuarial losses in the projected benefit obligation were primarily the result of the decrease in discount rate. Other sources of gain/loss such as plan experience, updated census data and minor adjustments to actuarial assumptions, including updates to lump sum interest rates, lump sum mortality tables, and mortality improvement scales, generated a combined loss of less than 4% of expected year end obligations.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 were as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	3.20%	4.28%	3.63%
Expected return on plan assets	7.00	7.50	7.50
Rate of compensation increase	2.50	2.50	2.50

The Company has assumed a 7.00% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 15 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 60% of plan assets.

PLAN ASSETS:

The plan’s measurement date is December 31, 2020. This plan’s asset allocation at December 31, 2020 and 2019, by asset category are as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019
ASSET CATEGORY:
Cash and cash equivalents	1%	1%
Domestic equities	11	8
Mutual funds/ETFs	82	82
International equities	—	1
Corporate bonds	6	8
Total	100%	100%

The major categories of assets in the Company’s Pension Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2020	2019

	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$725	$186
Domestic equities	6,219	3,782
Mutual funds/ETFs	48,009	36,469
International equities	—	620
Level 2:
Corporate bonds	3,494	3,774
Total fair value of plan assets	$58,447	$44,831

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balanced collective investment funds managed by the Trust Company. Corporate bonds may include any corporate bond or note.

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2020, 2.6% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

The Company presently expects that the contribution to be made to the Plan in 2021 will be at least $6.0 million.

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid.

ESTIMATED FUTURE
YEAR:	BENEFIT PAYMENTS
(IN THOUSANDS)
2021	$4,733
2022	4,864
2023	4,410
2024	4,557
2025	4,064
Years 2026-2030	15,463

401(k) PLAN:

The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 2% of contribution up to a maximum of 1%. The Company also contributes 4% of salaries for union members who are in the plan. Effective January 1, 2013, any new non-union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 6% of contribution up to a maximum of 3%. Effective January 1, 2014, any new union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match dollar for dollar up to a maximum of 4%. Contributions by the Company charged to operations were $653,000, $604,000 and $503,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The fair value of plan assets includes $719,000 pertaining to the value of the Company’s common stock and Trust Preferred securities that are held by the plan at December 31, 2020.

DEFERRED COMPENSATION PLAN:

The Company maintains a nonqualified deferred compensation plan in which a select group of executives are permitted to participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan. The Company has established a rabbi trust to provide funding for the benefits payable under our deferred compensation plan. As of December 31, 2020 and 2019, the Company reported a deferred compensation liability of $443,000 and $366,000, respectively, within other liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2020 and 2019, the Company recognized $7,000 and $9,000, respectively, of deferred compensation plan expense which is reported within other expense on the Consolidated Statements of Operations. See Note 5 (Investment

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities) for additional disclosures related to the nonqualified deferred compensation plan and assets held within the rabbi trust.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2020, the Company had various outstanding commitments to extend credit approximating $213.9 million and standby letters of credit of $13.3 million, compared to commitments to extend credit of $195.5 million and standby letters of credit of $14.7 million at December 31, 2019.

Standby letters of credit had terms ranging from 1 to 5 years with annual extension options available. Standby letters of credit of approximately $8.5 million were secured as of December 31, 2020 and approximately $9.2 million at December 31, 2019. The carrying amount of the liability for AmeriServ obligations related to unfunded commitments and standby letters of credit was $872,000 at December 31, 2020 and $1,025,000 at December 31, 2019.

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

19. STOCK COMPENSATION PLANS

The Company uses the modified prospective method for accounting for stock-based compensation and recognized $3,000 of compensation expense for the year 2020, $7,000 in 2019 and $14,000 in 2018.

During 2011, the Company’s Board adopted, and its shareholders approved, the AmeriServ Financial, Inc. 2011 Stock Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 800,000 shares of common stock. This Plan replaced the expired 2001 Stock Option Plan. Under the Plan, options or restricted stock can be granted

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the status of the Company’s Stock Incentive Plan at December 31, 2020, 2019, and 2018, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31,
	2020		2019		2018
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE
Outstanding at beginning of year	296,648	$3.02	336,313	$2.91	360,721	$2.85
Granted	—	—	7,000	4.19	5,000	4.22
Exercised	(38,235)	2.06	(40,917)	2.45	(24,408)	2.49
Forfeited	(27,500)	3.30	(5,748)	2.44	(5,000)	1.92
Outstanding at end of year	230,913	3.14	296,648	3.02	336,313	2.91
Exercisable at end of year	224,580	3.11	282,565	2.96	307,814	2.86
Weighted average fair value of options granted in current year		$—		$0.62		$0.56

A total of 224,580 of the 230,913 options outstanding at December 31, 2020, are exercisable and have exercise prices between $2.28 and $4.22, with a weighted average exercise price of $3.11 and a weighted average remaining contractual life of 3.38 years. The remaining 6,333 options that are not yet exercisable have exercise prices between $4.19 and $4.22, with a weighted average exercise price of $4.20 and a weighted average remaining contractual life of 8.07 years. The fair value of each option grant is estimated on the date of grant using the Binomial or Black-Scholes option pricing model with the following assumptions used for grants in 2020, 2019, and 2018. No stock options were granted during 2020.

	YEAR ENDED DECEMBER 31,
PRICING MODEL ASSUMPTION RANGES	2020	2019	2018
Risk-free interest rate	—%	2.65%	3.13%
Expected lives in years	—	10	10
Expected volatility	—%	15.75%	15.59%
Expected dividend rate	—%	1.91%	1.90%

The intrinsic value of stock options exercised was $56,000, $71,000, and $42,000 in 2020, 2019, and 2018, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the periods ending December 31, 2020, 2019, and 2018 (in thousands):

	YEAR ENDING DECEMBER 31, 2020			YEAR ENDED DECEMBER 31, 2019			YEAR ENDING DECEMBER 31, 2018
	Net			Net			Net
	Unrealized			Unrealized			Unrealized
	Gains and			Gains and			Gains and
	Losses on	Defined		Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$1,715	$(17,886)	$(16,171)	$(1,409)	$(12,816)	$(14,225)	$(327)	$(12,623)	$(12,950)
Other comprehensive income (loss) before reclassifications	1,824	(789)	1,035	3,217	(6,373)	(3,156)	(1,429)	(1,416)	(2,845)
Amounts reclassified from accumulated other comprehensive loss	—	1,938	1,938	(93)	1,303	1,210	347	1,223	1,570
Net current period other comprehensive income (loss)	1,824	1,149	2,973	3,124	(5,070)	(1,946)	(1,082)	(193)	(1,275)
Ending balance	$3,539	$(16,737)	$(13,198)	$1,715	$(17,886)	$(16,171)	$(1,409)	$(12,816)	$(14,225)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the periods ending December 31, 2020, 2019, and 2018 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
Details about
other comprehensive
accumulated	YEAR ENDING	YEAR ENDING	YEAR ENDING	Affected line item in the
loss components	DECEMBER 31, 2020	DECEMBER 31, 2019	DECEMBER 31, 2018	statement of operations
Realized (gains) losses on sale of securities
	$—	$(118)	$439	Net realized (gains) losses on investment securities
	—	25	(92)	Provision for income taxes
	$—	$(93)	$347
Amortization of estimated defined benefit pension plan loss(2)
	$2,453	$1,649	$1,548	Other expense
	(515)	(346)	(325)	Provision for income taxes
	$1,938	$1,303	$1,223
Total reclassifications for the period	$1,938	$1,210	$1,570

(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 17 for additional details).

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. INTANGIBLE ASSETS

The Company’s Consolidated Balance Sheets show both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). Goodwill has an indefinite life and is not amortized. Instead such intangible is evaluated for impairment at the reporting unit level at least annually. Any resulting impairment would be reflected as a non-interest expense. Of the Company’s goodwill of $11.9 million, $9.5 million is allocated to the community banking segment and $2.4 million relates to the WCCA acquisition which is included in the wealth management segment. The balance of the Company’s goodwill at December 31, 2020 and 2019 was $11.9 million.

22. DERIVATIVE HEDGING INSTRUMENTS

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

To accommodate the needs of our customers and support the Company’s asset/liability positioning, we may enter into interest rate swap agreements with customers and a large financial institution that specializes in these types of transactions. These arrangements involve the exchange of interest payments based on the notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into offsetting fixed rate swaps with Pittsburgh National Bank (PNC). In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay PNC the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. For the years ended December 31, 2020 and 2019, the Company received $196,000 and $120,000, respectively, in fees on the interest rate swap transactions, which are recognized as revenue when received.

These swaps are considered free-standing derivatives and are reported at fair value within other assets and other liabilities on the Consolidated Balance Sheets. Disclosures related to the fair value of the swap transactions can be found in Note 14.

The following table summarizes the interest rate swap transactions that impacted the Company’s 2020 and 2019 performance (in thousands, except percentages).

	DECEMBER 31, 2020
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$46,760	2.91%	Monthly	$(523)
Swap liabilities	N/A	(46,760)	(2.91)	Monthly	523
Net exposure		—	—		—

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2019
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$31,668	4.44%	Monthly	$(18)
Swap liabilities	N/A	(31,668)	(4.44)	Monthly	18
Net exposure		—	—		—

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, with the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at December 31, 2020 and 2019. None of the Company’s derivatives are designated as hedging instruments.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contribution of the major business segments to the Consolidated Statements of Operations were as follows:

	YEAR ENDED DECEMBER 31, 2020
	COMMUNITY	WEALTH	INVESTMENT/
	BANKING	MANAGEMENT	PARENT	TOTAL

	(IN THOUSANDS)
Net interest income (expense)	$42,862	$55	$(6,550)	$36,367
Provision for loan loss	2,375	—	—	2,375
Non-interest income	6,022	10,212	41	16,275
Non-interest expense	34,136	7,683	2,636	44,455
Income (loss) before income taxes	12,373	2,584	(9,145)	5,812
Income tax expense (benefit)	2,303	598	(1,687)	1,214
Net income (loss)	$10,070	$1,986	$(7,458)	$4,598
Total assets	$1,083,819	$10,285	$185,609	$1,279,713

	YEAR ENDED DECEMBER 31, 2019
	COMMUNITY	WEALTH	INVESTMENT/
	BANKING	MANAGEMENT	PARENT	TOTAL

	(IN THOUSANDS)
Net interest income (expense)	$40,865	$81	$(5,504)	$35,442
Provision for loan loss	800	—	—	800
Non-interest income	5,407	9,736	(370)	14,773
Non-interest expense	31,856	7,340	2,619	41,815
Income (loss) before income taxes	13,616	2,477	(8,493)	7,600
Income tax expense (benefit)	2,715	593	(1,736)	1,572
Net income (loss)	$10,901	$1,884	$(6,757)	$6,028
Total assets	$981,787	$10,361	$179,036	$1,171,184

	YEAR ENDED DECEMBER 31, 2018
	COMMUNITY	WEALTH	INVESTMENT/
	BANKING	MANAGEMENT	PARENT	TOTAL

	(IN THOUSANDS)
Net interest income (expense)	$39,195	$71	$(3,772)	$35,494
Credit provision for loan loss	(600)	—	—	(600)
Non-interest income	4,832	9,651	(259)	14,224
Non-interest expense	30,809	7,319	2,745	40,873
Income (loss) before income taxes	13,818	2,403	(6,776)	9,445
Income tax expense (benefit)	2,764	554	(1,641)	1,677
Net income (loss)	$11,054	$1,849	$(5,135)	$7,768
Total assets	$966,910	$9,345	$184,425	$1,160,680

24.  REGULATORY CAPITAL

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2020 and 2019, the Company was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Company must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	AT DECEMBER 31, 2020
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$135,777	12.93%	$125,182	11.95%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	105,653	10.06	112,965	10.78	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	117,556	11.20	112,965	10.78	6.00	8.00
Tier 1 Capital (To Average Assets)	117,556	9.29	112,965	9.03	4.00	5.00

	AT DECEMBER 31, 2019
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$132,544	13.49%	$119,477	12.23%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	102,841	10.47	109,173	11.17	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,729	11.68	109,173	11.17	6.00	8.00
Tier 1 Capital (To Average Assets)	114,729	9.87	109,173	9.50	4.00	5.00

*Applies to the Bank only.

Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio (non-GAAP) was 7.29% and 7.48% for 2020 and 2019, respectively. See the discussion of the tangible common equity ratio under the Balance Sheet section of the MD&A.

25. PARENT COMPANY FINANCIAL INFORMATION

The parent company functions primarily as a coordinating and servicing unit for all subsidiary entities. Provided services include general management, accounting and taxes, loan review, internal auditing, investment advisory,

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

marketing, insurance, risk management, general corporate services, and financial and strategic planning. The following financial information relates only to the parent company operations:

BALANCE SHEETS

	AT DECEMBER 31,
	2020	2019

	(IN THOUSANDS)
ASSETS
Cash	$100	$100
Short-term investments	1,998	2,544
Cash and cash equivalents	2,098	2,644
Investment securities available for sale	3,789	3,758
Equity investment in banking subsidiary	111,513	104,843
Equity investment in non-banking subsidiaries	7,327	7,830
Other assets	1,289	978
TOTAL ASSETS	$126,016	$120,053
LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$12,970	$12,955
Subordinated debt	7,534	7,511
Other liabilities	1,113	973
TOTAL LIABILITIES	21,617	21,439
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	104,399	98,614
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,016	$120,053

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,708	$2,556	$2,430
Dividends from banking subsidiary	2,000	3,800	3,500
Dividends from non-banking subsidiaries	1,944	1,105	1,190
Interest, dividend and other income	106	186	119
TOTAL INCOME	6,758	7,647	7,239
EXPENSE
Interest expense	1,642	1,642	1,642
Salaries and employee benefits	2,667	2,614	2,610
Other expense	1,749	1,707	1,733
TOTAL EXPENSE	6,058	5,963	5,985
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	700	1,684	1,254
Benefit for income taxes	(681)	(676)	(722)
Equity in undistributed earnings of subsidiaries	3,217	3,668	5,792
NET INCOME	$4,598	$6,028	$7,768
COMPREHENSIVE INCOME	$7,571	$4,082	$6,493

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$4,598	$6,028	$7,768
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(3,217)	(3,668)	(5,792)
Stock compensation expense	3	7	14
Other – net	(55)	(427)	433
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,329	1,940	2,423
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(1,254)	—	(1,002)
Proceeds from maturity and sales of investment securities – available for sale	1,246	1,085	1,462
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(8)	1,085	460
FINANCING ACTIVITIES
Purchases of treasury stock	(151)	(2,550)	(2,346)
Common stock dividends paid	(1,716)	(1,642)	(1,347)
NET CASH USED IN FINANCING ACTIVITIES	(1,867)	(4,192)	(3,693)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(546)	(1,167)	(810)
CASH AND CASH EQUIVALENTS AT JANUARY 1	2,644	3,811	4,621
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$2,098	$2,644	$3,811

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. The subsidiary Bank had a combined $109,715,000 of restricted surplus and retained earnings at December 31, 2020.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2020 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30,	MARCH 31,

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$11,640	$11,237	$12,061	$11,944
Interest expense	2,288	2,446	2,588	3,193
Net interest income	9,352	8,791	9,473	8,751
Provision for loan losses	1,075	675	450	175
Net interest income after provision for loan losses	8,277	8,116	9,023	8,576
Non-interest income	4,372	4,304	3,767	3,832
Non-interest expense	11,709	11,107	11,006	10,633
Income before income taxes	940	1,313	1,784	1,775
Provision for income taxes	248	235	365	366
Net income	$692	$1,078	$1,419	$1,409
Basic earnings per common share	$0.04	$0.06	$0.08	$0.08
Diluted earnings per common share	0.04	0.06	0.08	0.08
Cash dividends declared per common share	0.025	0.025	0.025	0.025

	2019 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30,	MARCH 31,

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$12,405	$12,433	$12,765	$12,164
Interest expense	3,445	3,669	3,704	3,507
Net interest income	8,960	8,764	9,061	8,657
Provision (credit) for loan losses	975	225	—	(400)
Net interest income after provision (credit) for loan losses	7,985	8,539	9,061	9,057
Non-interest income	3,416	4,095	3,657	3,605
Non-interest expense	10,563	10,503	10,456	10,293
Income before income taxes	838	2,131	2,262	2,369
Provision for income taxes	169	442	470	491
Net income	$669	$1,689	$1,792	$1,878
Basic earnings per common share	$0.04	$0.10	$0.10	$0.11
Diluted earnings per common share	0.04	0.10	0.10	0.11
Cash dividends declared per common share	0.025	0.025	0.025	0.020

27. RISKS AND UNCERTAINTIES

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

economy, financial markets and our customers, employees, and vendors. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees, and communities during this difficult time.

28. SUBSEQUENT EVENTS

On January 15, 2021, the Company issued a press release announcing the execution of a definitive agreement regarding the acquisition by AmeriServ Financial Bank, the Company’s wholly owned banking subsidiary, of the branch and deposit customers of Citizen’s Neighborhood Bank (CNB), an operating division of Riverview Bank, located in Meyersdale, Pennsylvania and the deposit customers of CNB at the branch located in Somerset, Pennsylvania. As of the agreement date, the related deposits totaled approximately $48 million and will be acquired for a 3.71% deposit premium. The Meyersdale branch will continue in operation under the AmeriServ name, and the Somerset branch customers will be serviced from the neighboring full service AmeriServ office at 108 West Main Street. On a pro forma basis, AmeriServ will have the fourth largest deposit market share in Somerset County with four branches and $150 million in deposits. This transaction will be immediately accretive to the Company’s earnings and the approximate 2% dilution to the Company’s tangible book value will be earned back in less than three years. The transaction is subject to regulatory approvals and satisfaction of customary closing conditions and is expected to close in the second quarter of 2021.

In late December 2020, the Federal Government passed a new $900 billion pandemic relief bill which includes $284.5 billion for the re-opening of the Paycheck Protection Program. The Company will again assist our business customers and participate in the program in 2021. As of February 28, 2021, the Company has originated 141 loans totaling $24.2 million under the new round of the Paycheck Protection Program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AmeriServ Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019; the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $972.1 million as of December 31, 2020, and the associated ALL was $11.3 million. As discussed in Notes 1, 6, and 7 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

Allowance for Loan Losses (ALL) – Qualitative Factors (Continued)

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity, which is magnified by the uncertainty resulting from the COVID-19 pandemic. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment.

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether relevant risks were reflected in the ALL and the need to consider qualitative adjustments, including the potential effect of COVID-19 on the adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, third-party macroeconomic data, and considered the existence of new or contrary information. We also compared the overall ALL to the base range of historical losses to evaluate the level of reserves, including the reasonableness of qualitative adjustments. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2007.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 10, 2021

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2020, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2020, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Reserve as safety and soundness laws and regulations.

Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2020.

/s/ JEFFREY A. STOPKO	/s/ MICHAEL D. LYNCH
Jeffrey A. Stopko	Michael D. Lynch
President & Chief Executive Officer	Senior Vice President & Chief Financial Officer

Johnstown, PA
March 10, 2021

STATEMENT OF MANAGEMENT RESPONSIBILITY

March 10, 2021

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

/s/ JEFFREY A. STOPKO	/s/ MICHAEL D. LYNCH
Jeffrey A. Stopko	Michael D. Lynch
President & Chief Executive Officer	Senior Vice President & Chief Financial Officer

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As of December 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

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

Management Report on Internal Control over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2020 is included in Item 8.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of shares remaining for issuance under the Company’s outstanding stock incentive plans as of December 31, 2020.

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	230,913	$3.14	472,168
Equity compensation plans not approved by security holders	—	—	—
Total	230,913	$3.14	472,168

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

PART IV

ITEM 15.   EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2020 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under SEC accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011.	Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011

3.2	Bylaws, as amended and restated effective April 2, 2020.	Exhibit 3.1 to the Current Report on Form 8-K filed on April 6, 2020

10.1	Employment Agreement, dated April 27, 2015, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2015

10.2	AmeriServ Financial, Inc. 2011 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 21, 2011

10.3	AmeriServ Financial, Inc. Deferred Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2014

10.4	Employment Agreement, dated February 19, 2016, between AmeriServ Financial, Inc. and Michael D. Lynch	Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2016

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

21.1	Subsidiaries of the Registrant.	Attached

23.1	Consent of Independent Registered Public Accounting Firm	Attached

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached

101

The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

Attached

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

	By :	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President & CEO
Date: March 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2021:

/s/ Allan R. Dennison	Chairman	/s/ Michael D. Lynch	SVP & CFO
Allan R. Dennison	Director	Michael D. Lynch

/s/ Jeffrey A. Stopko	President & CEO	/s/ Margaret A. O’Malley	Director
Jeffrey A. Stopko	Director	Margaret A. O’Malley

/s/ J. Michael Adams, Jr.	Director	/s/ Daniel A. Onorato	Director
J. Michael Adams, Jr.		Daniel A. Onorato

/s/ Craig G. Ford	Director	/s/ Mark E. Pasquerilla	Director
Craig G. Ford		Mark E. Pasquerilla

/s/ Kim W. Kunkle	Director	/s/ Sara A. Sargent	Director
Kim W. Kunkle		Sara A. Sargent

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL BANK OFFICE LOCATIONS	AMERISERV LOAN PRODUCTION LOCATIONS

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

P.O. Box 505000

Louisville, KY 40233-5000

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

Allan R. Dennison

Non-Executive Chairman of the Board of all Subsidiaries

Craig G. Ford

Non-Executive Vice Chairman of the Board of all Subsidiaries

Kim W. Kunkle

President & CEO,

Laurel Holdings, Inc

Margaret A. O’Malley

Attorney-at-Law

Yost & O’Malley

Daniel A. Onorato

Executive Vice President, Chief Corporate Affairs and Communications Officer of Highmark Health

Mark E. Pasquerilla

President, Pasquerilla Enterprises L.P.

Sara A. Sargent

Owner/President,

The Sargent’s Group

Jeffrey A. Stopko, CPA

President & Chief Executive Officer

AmeriServ Financial, Inc. & AmeriServ

Financial Bank

Jeffrey A. Stopko, CPA

President & Chief Executive Officer

Susan Tomera Angeletti

Senior Vice President, Director - Corporate Marketing & Alternative Delivery

Laura L. Fiore

Senior Vice President, Chief Auditor

Wendy M. Gressick

Senior Vice President, Chief Loan Review Officer

Michael D. Lynch

Senior Vice President, Chief Financial Officer, Chief Investment Officer & Chief Risk Officer

Anthony M. Gojmerac

Vice President, Purchasing & Facilities Officer

Jessica L. Johnson

Vice President & Manager of Regulatory Accounting

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

Allan R. Dennison

Non-Executive Chairman of the Board of all Subsidiaries

Craig G. Ford

Non-Executive Vice Chairman of the Board of all Subsidiaries

Kim W. Kunkle

President & CEO,

Laurel Holdings, Inc.

Margaret A. O’Malley

Attorney-at-Law

Yost & O’Malley

Daniel A. Onorato

Executive Vice President, Chief Corporate Affairs and Communications Officer of Highmark Health

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

Kevin H. Justice

Senior Vice President, Area Executive, Hagerstown

Wayne A. Kessler

Senior Vice President, Area Executive, Johnstown

Michael D. Lynch

Senior Vice President, Chief Financial Officer, Chief Investment Officer & Chief Risk Officer

Kerri L. Mueller

Senior Vice President, Retail Banking

Matthew C. Rigo

Senior Vice President, Area Executive, Wilkins Township

Tara Shaffer

Senior Vice President, Area Executive, State College

Thomas R. Boyd, Jr.

Vice President, Commercial Relationship Manager

Carie L. Braniff

Vice President, Corporate Security Officer

Angela M. Briggs

Vice President, Deposit Operations Mgr.

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

Christine E. Fisher

Vice President, Business Services

Anthony M. Gojmerac

Vice President, Purchasing & Facilities Officer

Chelsea M. Hartnett

Vice President, Manager Credit Analysis

Melissa A. Lohr

Vice President, Collections & Assigned Risk

Donald E. Rhodes

Vice President, Commercial Relationship Manager

James E. Ryan

Vice President, Director of IT

Cynthia L. Stewart

Vice President, Mortgage Administration

Shana Stiles

Vice President, BSA & Assistant Corporate Services Manager

Charlene J. Tessari

Vice President, Operations - Application

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
Executive Vice President, Director -
Wealth and Capital Management

Nicholas E. Debias, Jr., CTA

Senior Vice President, Senior Wealth Management Advisor

Bettina D. Fochler
Senior Vice President, Chief Credit Officer

Wayne Kessler
Senior Vice President, Area Executive, Johnstown

Michael D. Lynch
Senior Vice President, Treasurer

Christopher C. Sheedy
Senior Vice President & Director Specialty Real Estate

Kathleen M. Wallace
Senior Vice President, Retirement Services Manager

Timothy E. Walters
Senior Vice President, Diversified Services Wealth Advisor

Mary Ann Brustle
Vice President, Risk Management & Trust Compliance Officer

Michael P. Geiser
Vice President, Trust Operations Manager

Dennis E. Hunt
Vice President, Retirement Services Officer

Mark F. Lumley

Vice President, Assistant Trust Operations Manager

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