Form 10-Q
period 2021-03-31
AMERISERV FINANCIAL INC /PA/
filed 2021-05-10
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ◻  No  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2021
Common Stock, par value $0.01	17,069,000

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from depository institutions	$19,199	$20,427
Interest bearing deposits	14,620	2,585
Short-term investments	3,405	8,492
Cash and cash equivalents	37,224	31,504
Investment securities:
Available for sale, at fair value	156,416	144,165
Held to maturity (fair value $49,583 on March 31, 2021 and $47,106 on December 31, 2020)	47,777	44,222
Loans held for sale	1,308	6,250
Loans	986,592	973,297
Less: Unearned income	1,343	1,202
Less: Allowance for loan losses	11,631	11,345
Net loans	973,618	960,750
Premises and equipment:
Operating lease right-of-use asset	736	758
Financing lease right-of-use asset	2,888	2,956
Other premises and equipment, net	14,220	14,336
Accrued interest income receivable	5,321	5,068
Goodwill	11,944	11,944
Bank owned life insurance	38,655	39,033
Net deferred tax asset	2,479	1,572
Federal Home Loan Bank stock	3,155	4,821
Federal Reserve Bank stock	2,125	2,125
Other assets	13,546	10,209
TOTAL ASSETS	$1,311,412	$1,279,713
LIABILITIES
Non-interest bearing deposits	$207,425	$177,533
Interest bearing deposits	909,666	877,387
Total deposits	1,117,091	1,054,920
Short-term borrowings	—	24,702
Advances from Federal Home Loan Bank	55,149	64,989
Operating lease liabilities	752	776
Financing lease liabilities	3,057	3,109
Guaranteed junior subordinated deferrable interest debentures	12,974	12,970
Subordinated debt	7,540	7,534
Total borrowed funds	79,472	114,080
Other liabilities	9,518	6,314
TOTAL LIABILITIES	1,206,081	1,175,314
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,697,819 shares issued and 17,069,000 shares outstanding on March 31, 2021; 26,688,963 shares issued and 17,060,144 shares outstanding on December 31, 2020	267	267
Treasury stock at cost, 9,628,819 shares on March 31, 2021 and 9,628,819 shares on December 31, 2020	(83,280)	(83,280)
Capital surplus	145,997	145,969
Retained earnings	56,295	54,641
Accumulated other comprehensive loss, net	(13,948)	(13,198)
TOTAL SHAREHOLDERS' EQUITY	105,331	104,399
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,311,412	$1,279,713

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2021	2020

INTEREST INCOME
Interest and fees on loans	$10,327	$10,332
Interest bearing deposits	1	4
Short-term investments	7	72
Investment securities:
Available for sale	1,088	1,183
Held to maturity	346	353
Total Interest Income	11,769	11,944
INTEREST EXPENSE
Deposits	1,402	2,458
Short-term borrowings	1	12
Advances from Federal Home Loan Bank	237	284
Financing lease liabilities	27	29
Guaranteed junior subordinated deferrable interest debentures	280	280
Subordinated debt	130	130
Total Interest Expense	2,077	3,193
Net Interest Income	9,692	8,751
Provision for loan losses	400	175
Net Interest Income after Provision for Loan Losses	9,292	8,576
NON-INTEREST INCOME
Wealth management fees	2,872	2,554
Service charges on deposit accounts	201	286
Net gains on loans held for sale	495	237
Mortgage related fees	130	126
Bank owned life insurance	332	125
Other income	584	504
Total Non-Interest Income	4,614	3,832
NON-INTEREST EXPENSE
Salaries and employee benefits	6,941	6,704
Net occupancy expense	680	671
Equipment expense	390	395
Professional fees	1,314	1,154
Supplies, postage and freight	179	179
Miscellaneous taxes and insurance	292	275
Federal deposit insurance expense	155	26
Other expense	1,354	1,229
Total Non-Interest Expense	11,305	10,633

PRETAX INCOME	2,601	1,775
Provision for income taxes	520	366
NET INCOME	$2,081	$1,409
PER COMMON SHARE DATA:
Basic:
Net income	$0.12	$0.08
Average number of shares outstanding	17,064	17,043
Diluted:
Net income	$0.12	$0.08
Average number of shares outstanding	17,101	17,099

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
COMPREHENSIVE INCOME
Net income	$2,081	$1,409
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	558	528
Income tax effect	(117)	(111)
Unrealized holding gains (losses) on available for sale securities arising during period	(1,508)	1,170
Income tax effect	317	(246)
Other comprehensive income (loss)	(750)	1,341
Comprehensive income	$1,331	$2,750

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
COMMON STOCK
Balance at beginning of period	$267	$267
New common shares issued for exercise of stock options (8,856, and 21,735 shares for the three months ended March 31, 2021 and 2020, respectively)	—	—
Balance at end of period	267	267
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,129)
Treasury stock, purchased at cost (35,962 shares for the three months ended March 31, 2020)	—	(151)
Balance at end of period	(83,280)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	145,969	145,888
New common shares issued for exercise of stock options (8,856, and 21,735 shares for the three months ended March 31, 2021 and 2020, respectively)	24	49
Stock option expense	4	1
Balance at end of period	145,997	145,938
RETAINED EARNINGS
Balance at beginning of period	54,641	51,759
Net income	2,081	1,409
Cash dividend declared on common stock ($0.025 per share for the three months ended March 31, 2021 and 2020)	(427)	(423)
Balance at end of period	56,295	52,745
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(13,198)	(16,171)
Other comprehensive income (loss)	(750)	1,341
Balance at end of period	(13,948)	(14,830)
TOTAL STOCKHOLDERS’ EQUITY	$105,331	$100,840

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$2,081	$1,409
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	400	175
Depreciation and amortization expense	504	492
Net amortization of investment securities	78	65
Net gains on loans held for sale	(495)	(237)
Amortization of deferred loan fees	(430)	(26)
Origination of mortgage loans held for sale	(9,208)	(15,264)
Sales of mortgage loans held for sale	14,645	15,619
Increase in accrued interest receivable	(253)	(310)
Decrease in accrued interest payable	(454)	(150)
Earnings on bank-owned life insurance	(332)	(125)
Deferred income taxes	506	351
Stock compensation expense	4	1
Net change in operating leases	(24)	(23)
Other, net	(259)	(2,603)
Net cash provided by (used in) operating activities	6,763	(626)
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(25,443)	(6,223)
Purchase of investment securities — held to maturity	(4,365)	(2,618)
Proceeds from maturities of investment securities — available for sale	11,626	6,380
Proceeds from maturities of investment securities — held to maturity	790	467
Purchase of regulatory stock	(713)	(2,010)
Proceeds from redemption of regulatory stock	2,379	2,007
Long-term loans originated	(82,718)	(42,615)
Principal collected on long-term loans	69,880	52,578
Purchases of premises and equipment	(298)	(421)
Proceeds from sale of other real estate owned	—	21
Proceeds from life insurance policies	645	—
Net cash provided by (used in) investing activities	(28,217)	7,566
FINANCING ACTIVITIES
Net increase (decrease) in deposit balances	62,171	(2,920)
Net decrease in other short-term borrowings	(24,702)	(6,058)
Principal borrowings on advances from Federal Home Loan Bank	—	11,050
Principal repayments on advances from Federal Home Loan Bank	(9,840)	(6,500)
Principal payments on financing lease liabilities	(52)	(49)
Stock options exercised	24	49
Purchases of treasury stock	—	(151)
Common stock dividend paid	(427)	(423)
Net cash provided by (used in) financing activities	27,174	(5,002)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,720	1,938
CASH AND CASH EQUIVALENTS AT JANUARY 1	31,504	22,168
CASH AND CASH EQUIVALENTS AT MARCH 31	$37,224	$24,106

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank) and AmeriServ Trust and Financial Services Company (the Trust Company). The Bank is a Pennsylvania state-chartered full service bank with 15 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.5 billion that are not reported on the Company’s Consolidated Balance Sheets at March 31, 2021.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

4.    Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers – Topic 606, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain noninterest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 78.6% of the total revenue of the Company.

Non-interest income within the scope of Topic 606 are as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $825,000 has been established as of March 31, 2021 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts - The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income - Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders which allows our customers to access their account electronically at ATMs and POS terminals. Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied its performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three month periods ending March 31, 2021 and 2020 (in thousands).

	Three months ended
	March 31,
	2021	2020
Non-interest income:
In-scope of Topic 606
Wealth management fees	$2,872	$2,554
Service charges on deposit accounts	201	286
Other	441	390
Non-interest income (in-scope of topic 606)	3,514	3,230
Non-interest income (out-of-scope of topic 606)	1,100	602
Total non-interest income	$4,614	$3,832

5.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three month periods ending March 31, 2021 and 2020, options to purchase 182,000 common shares, with an exercise price of $3.83 to $4.22, and options to purchase 29,500 common shares, with an exercise price of $3.90 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.

	Three months ended
	March 31,
	2021	2020

	(In thousands, except per share data)
Numerator:
Net income	$2,081	$1,409
Denominator:
Weighted average common shares outstanding (basic)	17,064	17,043
Effect of stock options	37	56
Weighted average common shares outstanding (diluted)	17,101	17,099
Earnings per common share:
Basic	$0.12	$0.08
Diluted	0.12	0.08

6.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made no income tax payments in the first three months of 2021 and 2020. The Company made total interest payments of $2,531,000 in the first three months of 2021 compared to $3,343,000 in the same 2020 period. During the first three months of 2021, the Company did not enter into any new lease agreements and during the same 2020 period, the Company entered into a new financing lease related to office equipment and recorded a right-of-use asset and lease liability of $63,000.

7.    Investment Securities

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale (AFS):

	March 31, 2021
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$6,786	$135	$(33)	$6,888
U.S. Agency mortgage-backed securities	75,758	2,016	(899)	76,875
Municipal	19,859	1,001	(83)	20,777
Corporate bonds	51,040	1,002	(166)	51,876
Total	$153,443	$4,154	$(1,181)	$156,416

Investment securities held to maturity (HTM):

	March 31, 2021
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$1,500	$—	$—	$1,500
U.S. Agency mortgage-backed securities	9,317	311	(91)	9,537
Municipal	30,935	1,797	(261)	32,471
Corporate bonds and other securities	6,025	79	(29)	6,075
Total	$47,777	$2,187	$(381)	$49,583

Investment securities available for sale (AFS):

	December 31, 2020
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,971	$181	$—	$3,152
U.S. Agency mortgage-backed securities	65,398	2,533	(18)	67,913
Municipal	19,000	1,348	—	20,348
Corporate bonds	52,315	666	(229)	52,752
Total	$139,684	$4,728	$(247)	$144,165

Investment securities held to maturity (HTM):

	December 31, 2020
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$8,119	$369	$—	$8,488
Municipal	30,076	2,455	(49)	32,482
Corporate bonds and other securities	6,027	113	(4)	6,136
Total	$44,222	$2,937	$(53)	$47,106

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard &

Poor’s rating of “A.” At March 31, 2021, 47.1% of the portfolio was rated “AAA” as compared to 42.2% at December 31, 2020. Approximately 13.8% of the portfolio was either rated below “A” or unrated at March 31, 2021 as compared to 15.2% at December 31, 2020.

The Company sold no AFS securities during the first quarter of 2021 and 2020.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $123,462,000 at March 31, 2021 and $111,694,000 at December 31, 2020.

The following tables present information concerning investments with unrealized losses as of March 31, 2021 and December 31, 2020 (in thousands):

Total investment securities:

	March 31, 2021
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$1,967	$(33)	$—	$—	$1,967	$(33)
U.S. Agency mortgage-backed securities	28,534	(989)	101	(1)	28,635	(990)
Municipal	8,958	(297)	751	(47)	9,709	(344)
Corporate bonds and other securities	9,466	(130)	7,435	(65)	16,901	(195)
Total	$48,925	$(1,449)	$8,287	$(113)	$57,212	$(1,562)

Total investment securities:

	December 31, 2020
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency mortgage-backed securities	$6,394	$(17)	$123	$(1)	$6,517	$(18)
Municipal	—	—	751	(49)	751	(49)
Corporate bonds and other securities	13,083	(162)	7,929	(71)	21,012	(233)
Total	$19,477	$(179)	$8,803	$(121)	$28,280	$(300)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 76 positions that are considered temporarily impaired at March 31, 2021. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

The interest rate environment and market yields can also have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of March 31, 2021, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 101.1% of the par value.

Contractual maturities of securities at March 31, 2021 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at March 31, 2021 is

39.4 months and is higher than the duration at December 31, 2020 which was 25.4 months. The duration remains within our internally established guideline to not exceed 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	March 31, 2021
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$4,587	$4,634	$3,400	$3,398
After 1 year but within 5 years	26,757	27,575	8,164	8,552
After 5 years but within 10 years	50,613	51,944	19,061	20,270
After 10 years but within15 years	14,788	15,380	10,162	10,326
Over 15 years	56,698	56,883	6,990	7,037
Total	$153,443	$156,416	$47,777	$49,583

As of March 31, 2021 and December 31, 2020, the Company reported $474,000 and $443,000, respectively, of equity securities within other assets on the Consolidated Balance Sheets. These equity securities are held within a nonqualified deferred compensation plan in which a select group of executives of the Company can participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan and held within a rabbi trust. The assets of the rabbi trust are invested in various publicly listed mutual funds. The gain or loss on the equity securities (both realized and unrealized) is reported within other income on the Consolidated Statements of Operations. During the periods presented, the Company recorded both realized and unrealized gains/losses related to the equity securities. The amounts of such gains/losses were immaterial to the Consolidated Financial Statements. Additionally, the Company has recognized a deferred compensation liability, which is equal to the balance of the equity securities and is reported within other liabilities on the Consolidated Balance Sheets.

8.    Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Commercial:
Commercial and industrial	$143,803	$151,162
Paycheck Protection Program (PPP)	67,253	58,344
Commercial loans secured by owner occupied real estate	95,357	95,486
Commercial loans secured by non-owner occupied real estate	407,432	400,751
Real estate − residential mortgage	255,319	249,989
Consumer	16,085	16,363
Loans, net of unearned income	$985,249	$972,095

Loan balances at March 31, 2021 and December 31, 2020 are net of unearned income of $1,343,000 and $1,202,000, respectively. The unearned income balance at March 31, 2021 includes $853,000 of unrecognized fee income from the PPP loan originations compared to $755,000 at December 31, 2020. Real estate construction loans comprised 5.8% and 7.0% of total loans, net of unearned income at March 31, 2021 and December 31, 2020, respectively.

The ongoing COVID-19 pandemic is a fluid situation and continues to evolve, impacting the way many businesses operate. The pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, and consumer spending has resulted in less economic activity and significant volatility and disruption. Certain loans within our commercial and commercial real estate portfolios have been disproportionately adversely affected by the pandemic. Due to mandatory lockdowns and travel restrictions, certain industries, such as hospitality, travel, food service and restaurants and bars, have suffered as a result of COVID-19. The following table provides information regarding our potential COVID-19 risk concentrations for commercial and commercial real estate loans by industry type at March 31, 2021 and December 31, 2020 (in thousands).

	March 31, 2021
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,371	$—	$103	$4,309	$5,783
Multifamily/apartments/student housing	—	—	262	69,236	69,498
Office	33,608	2,776	9,445	36,987	82,816
Retail	7,824	608	22,252	129,982	160,666
Industrial/manufacturing/warehouse	82,131	33,434	17,158	42,059	174,782
Hotels	285	2,044	—	41,678	44,007
Eating and drinking places	710	18,946	4,354	1,877	25,887
Amusement and recreation	165	89	3,275	30	3,559
Mixed use	—	—	2,495	61,363	63,858
Other	17,709	9,356	36,013	19,911	82,989
Total	$143,803	$67,253	$95,357	$407,432	$713,845

	December 31, 2020
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,450	$—	$105	$6,139	$7,694
Multifamily/apartments/student housing	—	—	469	66,879	67,348
Office	33,525	6,872	10,095	37,164	87,656
Retail	8,080	1,542	21,180	124,325	155,127
Industrial/manufacturing/warehouse	87,021	26,222	18,255	38,814	170,312
Hotels	329	837	—	41,779	42,945
Eating and drinking places	769	13,479	4,390	1,925	20,563
Amusement and recreation	190	46	3,307	38	3,581
Mixed use	—	—	2,411	65,585	67,996
Other	19,798	9,346	35,274	18,103	82,521
Total	$151,162	$58,344	$95,486	$400,751	$705,743

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

An eligible business could apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly payroll costs; or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%; (b) a two-year (if originated prior to June 5, 2020) or five-year (if originated after June 5, 2020) loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers pursuant to standards as defined by the SBA. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining loan proceeds being used for other qualifying expenses such as interest on mortgages, rent, and utilities.

In addition, PPP allows certain eligible borrowers that previously received a PPP loan to apply for a second draw loan with the same general loans terms described above. The maximum loan amount of a second draw PPP loan is 2.5 times, or 3.5 times for borrowers within the hospitality industry, the average monthly 2019 or 2020 payroll costs up to $2.0 million. Eligibility for a second draw PPP loan is based on the following criteria: (a) borrower previously received a first draw PPP loan and used the full amount for only authorized expenditures; (b) borrower has 300 or less employees; and (c) borrower can demonstrate at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020. The loan program is set to expire on May 31, 2021.

As of March 31, 2021, the Company had 389 PPP loans outstanding totaling $67.3 million and has recorded a total of $897,000 of processing fee income and interest income from PPP lending activity in the first quarter of 2021. Also, there is approximately $853,000 of PPP processing fees that will be amortized into income over the time period that the loans remain on our balance sheet or until the PPP loan is forgiven at which time the remaining fee will be recognized immediately as income.

9.  Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three month periods ending March 31, 2021 and 2020 (in thousands).

	Three months ended March 31, 2021
	Balance at	Charge-			Balance at
	December 31, 2020	Offs	Recoveries	Provision	March 31, 2021
Commercial	$3,472	$(122)	$17	$205	$3,572
Commercial loans secured by non-owner occupied real estate	5,373	—	13	62	5,448
Real estate-residential mortgage	1,292	(17)	5	49	1,329
Consumer	115	(24)	14	16	121
Allocation for general risk	1,093	—	—	68	1,161
Total	$11,345	$(163)	$49	$400	$11,631

	Three months ended March 31, 2020
	Balance at	Charge-		Provision	Balance at
	December 31, 2019	Offs	Recoveries	(Credit)	March 31, 2020
Commercial	$3,951	$—	$—	$(91)	$3,860
Commercial loans secured by non-owner occupied real estate	3,119	—	14	155	3,288
Real estate-residential mortgage	1,159	(92)	6	68	1,141
Consumer	126	(62)	14	42	120
Allocation for general risk	924	—	—	1	925
Total	$9,279	$(154)	$34	$175	$9,334

The Company recorded a $400,000 provision expense for loan losses in the first quarter of 2021 compared to a $175,000 provision expense recorded in the first quarter of 2020. Although higher than the first quarter of 2020 by $225,000, an improved credit quality outlook for the overall portfolio resulted in a lower loan loss provision in the first quarter of 2021 after three consecutive quarters of a provision increase. The Company, however, continues to believe that a strong allowance for loan losses is needed given the overall economic climate and the uncertainty that remains because of the impact that the COVID-19 pandemic is having on certain borrowers. The first quarter 2021 provision primarily reflects an increased allocation on two commercial loan relationships transferred into non-accrual status during the quarter and the rating downgrade of a loan in the health care industry. As a result, non-performing assets, while still well controlled, totaled $4.2 million, or 0.43% of total loans, at March 31, 2021 compared to $3.3 million, or 0.34% of total loans, at December 31, 2020. It should be noted that the 100% SBA guarantee on PPP loans minimizes the level of credit risk associated with the loans. As a result, such loans are assigned a 0% risk weight for purposes of calculating the Bank’s risk-based capital ratios. Therefore, it was deemed appropriate to not allocate any portion of the loan loss reserve for the PPP loans.

The Company experienced low net loan charge-offs of $114,000, or 0.05% of total loans, in the first quarter of 2021 which was comparable to net loan charge-offs of $120,000, or 0.06% of total loans, in the first quarter of 2020. As a result of the provision expense sharply exceeding net loan charge-offs over the last 12 months, the balance in the allowance for loan losses increased by $2.3 million, or 24.6%, to $11.6 million at March 31, 2021. The allowance for loan losses provided 274% coverage of non-performing assets, and 1.18% of total loans, at March 31, 2021, compared to 341% coverage of non-performing assets, and 1.16% of total loans, at December 31, 2020.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At March 31, 2021
		Commercial Loans
		Secured by
		Non-Owner	Real Estate-
		Occupied	Residential		Allocation for
	Commercial	Real Estate	Mortgage	Consumer	General Risk	Total
Loans:
Individually evaluated for impairment	$2,574	$8	$—	$—		$2,582
Collectively evaluated for impairment	303,839	407,424	255,319	16,085		982,667
Total loans	$306,413	$407,432	$255,319	$16,085		$985,249
Allowance for loan losses:
Specific reserve allocation	$472	$8	$—	$—	$—	$480
General reserve allocation	3,100	5,440	1,329	121	1,161	11,151
Total allowance for loan losses	$3,572	$5,448	$1,329	$121	$1,161	$11,631

	At December 31, 2020
		Commercial Loans
		Secured by
		Non-Owner	Real Estate-
		Occupied	Residential		Allocation for
	Commercial	Real Estate	Mortgage	Consumer	General Risk	Total
Loans:
Individually evaluated for impairment	$847	$8	$—	$—		$855
Collectively evaluated for impairment	304,145	400,743	249,989	16,363		971,240
Total loans	$304,992	$400,751	$249,989	$16,363		$972,095
Allowance for loan losses:
Specific reserve allocation	$96	$8	$—	$—	$—	$104
General reserve allocation	3,376	5,365	1,292	115	1,093	11,241
Total allowance for loan losses	$3,472	$5,373	$1,292	$115	$1,093	$11,345

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

	At March 31, 2021
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$2,574	$472	$—	$2,574	$2,577
Commercial loans secured by non-owner occupied real estate	8	8	—	8	30
Total impaired loans	$2,582	$480	$—	$2,582	$2,607

	At December 31, 2020
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$847	$96	$—	$847	$850
Commercial loans secured by non-owner occupied real estate	8	8	—	8	30
Total impaired loans	$855	$104	$—	$855	$880

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended
	March 31,
	2021	2020
Average impaired balance:
Commercial	$1,711	$825
Commercial loans secured by non-owner occupied real estate	8	8
Average investment in impaired loans	$1,719	$833
Interest income recognized:
Commercial	$12	$12
Commercial loans secured by non-owner occupied real estate	—	—
Interest income recognized on a cash basis on impaired loans	$12	$12

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2021 requires review of a minimum of 36% of the commercial loan portfolio.

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

	At March 31, 2021
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$126,834	$12,401	$2,828	$1,740	$143,803
Paycheck Protection Program (PPP)	67,253	—	—	—	67,253
Commercial loans secured by owner occupied real estate	93,296	928	1,133	—	95,357
Commercial loans secured by non-owner occupied real estate	377,352	25,124	4,948	8	407,432
Total	$664,735	$38,453	$8,909	$1,748	$713,845

	At December 31, 2020
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$134,186	$13,722	$3,254	$—	$151,162
Paycheck Protection Program (PPP)	58,344	—	—	—	58,344
Commercial loans secured by owner occupied real estate	92,189	2,154	1,143	—	95,486
Commercial loans secured by non-owner occupied real estate	371,815	23,980	4,948	8	400,751
Total	$656,534	$39,856	$9,345	$8	$705,743

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

	At March 31, 2021
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$253,663	$1,656	$255,319
Consumer	16,078	7	16,085
Total	$269,741	$1,663	$271,404

	At December 31, 2020
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$247,520	$2,469	$249,989
Consumer	16,356	7	16,363
Total	$263,876	$2,476	$266,352

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At March 31, 2021
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$143,803	$—	$—	$—	$—	$143,803	$—
Paycheck Protection Program (PPP)	67,253	—	—	—	—	67,253	$—
Commercial loans secured by owner occupied real estate	95,266	91	—	—	91	95,357	—
Commercial loans secured by non-owner occupied real estate	407,432	—	—	—	—	407,432	—
Real estate – residential mortgage	252,395	1,918	22	984	2,924	255,319	—
Consumer	16,059	18	1	7	26	16,085	—
Total	$982,208	$2,027	$23	$991	$3,041	$985,249	$—

	At December 31, 2020
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$148,023	$536	$2,603	$—	$3,139	$151,162	$—
Paycheck Protection Program (PPP)	58,344	—	—	—	—	58,344	$—
Commercial loans secured by owner occupied real estate	95,486	—	—	—	—	95,486	—
Commercial loans secured by non-owner occupied real estate	399,850	230	671	—	901	400,751	—
Real estate – residential mortgage	246,279	776	1,178	1,756	3,710	249,989	—
Consumer	16,274	82	—	7	89	16,363	—
Total	$964,256	$1,624	$4,452	$1,763	$7,839	$972,095	$—

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

10.  Non-Performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	March 31, 2021	December 31, 2020
Non-accrual loans:
Commercial and industrial	$2,501	$16
Commercial loans secured by non-owner occupied real estate	8	8
Real estate – residential mortgage	1,656	2,469
Consumer	7	7
Total	4,172	2,500

TDR’s not in non-accrual:
Commercial and industrial	73	831
Total	73	831
Total non-performing assets including TDR	$4,245	$3,331
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.43%	0.34%

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

	Three months ended
	March 31,
	2021	2020
Interest income due in accordance with original terms	$22	$17
Interest income recorded	—	—
Net reduction in interest income	$22	$17

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

The following table details the loan modified as a TDR during the three month period ending March 31, 2021 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$750	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate

The Company had no loans modified as TDRs during the three month period ending March 31, 2020.

All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed. The specific ALL reserve for loans modified as TDRs was $143,000 and $103,000 as of March 31, 2021 and December 31, 2020, respectively.

The Company had no loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2020 and 2019, respectively, and that subsequently defaulted during these reporting periods.

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

In response to the COVID-19 pandemic, the Company remains committed to prudently working with and supporting our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. The following table presents information comparing loans which were subject to a loan modification related to COVID-19, as of March 31, 2021 and December 31, 2020. Note that the percentage of outstanding loans presented below was calculated based on loan totals excluding PPP loans. Management believes that this method more accurately reflects the concentration of COVID-19 related modifications within the loan portfolio.

	At March 31, 2021		At December 31, 2020
		% of Outstanding		% of Outstanding
	Balance	Non-PPP Loans	Balance	Non-PPP Loans
	(in thousands)		(in thousands)
CRE/Commercial	$47,501	7.1%	$47,037	7.0%
Home Equity/Consumer	37	0.0	83	0.1
Residential Mortgage	2,094	1.4	1,943	1.3
Total	$49,632	5.4	$49,063	5.3

The balance of loan modifications related to COVID-19 at March 31, 2021 represents an increase of $569,000, or 1.2%, from the balance of loans modified for COVID-19 at December 31, 2020. Even though the balance of loans subject to deferral increased during the first quarter of 2021, the current level of borrowers requesting payment deferrals is down sharply from its peak level of approximately $200 million that occurred at June 30, 2020. As a result of these loan modifications, the Company has recorded $1.2 million of accrued interest income that has not been received as of March 31, 2021.

Borrower requested modifications primarily consist of the deferral of principal and/or interest payments for a period of three to six months. The following table presents the composition of the types of payment relief that have been granted.

	At March 31, 2021		At December 31, 2020
	Number of Loans	Balance	Number of Loans	Balance
		(in thousands)		(in thousands)
Type of Payment Relief
Interest only payments	13	$32,427	11	$26,900
Complete payment deferrals	54	17,205	59	22,163
Total	67	$49,632	70	$49,063

Management continues to carefully monitor asset quality with a particular focus on customers that have requested payment deferrals during this difficult economic time. Deferral extension requests are considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt, and issued regulatory guidance. At March 31, 2021, the COVID-19 related modifications within the commercial real estate and commercial loan portfolios are to 18 borrowers, most of which are borrowers in the hospitality industry who were granted a second loan payment deferral, with loans totaling approximately $48 million. In order to properly monitor the increased credit risk associated with the modified loans, the Asset Quality Task Force is meeting at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers.

11.  Short-Term and Federal Home Loan Bank Borrowings

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At March 31, 2021
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	—	—%
FHLB Advances	2021	14,496	1.30
	2022	20,888	2.03
	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		55,149	1.65
Total short-term and FHLB borrowings		$55,149	1.65%

	At December 31, 2020
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$24,702	0.41%
FHLB Advances	2021	24,336	1.00
	2022	20,888	2.03
	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		64,989	1.48
Total short-term and FHLB borrowings		$89,691	1.19%

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

12.  Lease Commitments

The Company has operating and financing leases for several office locations and equipment. Several assumptions and judgments were made when applying the requirements of ASU 2016-02, Leases (Topic 842), to the Company's lease commitments, including the allocation of consideration in the contracts between lease and non-lease components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments.

Many of our leases include both lease (e.g., minimum rent payments) and non-lease components, such as common area maintenance charges, utilities, real estate taxes, and insurance. The Company has elected to account for the variable non-lease components separately from the lease component. Such variable non-lease components are reported in net occupancy expense on the Consolidated Statements of Operations when incurred. These variable non-lease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets. The following table presents the lease cost associated with both operating and financing leases for the three month periods ending March 31, 2021 and 2020 (in thousands).

	Three months ended
	March 31,
	2021	2020
Lease cost
Financing lease cost:
Amortization of right-of-use asset	$68	$67
Interest expense	27	29
Operating lease cost	29	29
Total lease cost	$124	$125

Certain of the Company's leases contain options to renew the lease after the initial term. Management considers the Company's historical pattern of exercising renewal options on leases and the performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020

	Operating	Financing	Operating	Financing
Weighted-average remaining term (years)	11.2	15.8	11.4	16.0
Weighted-average discount rate	3.50%	3.53%	3.49%	3.52%

The following table presents the undiscounted cash flows due related to operating and financing leases, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.

March 31, 2021
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due:
Within 1 year	$120	$317
After 1 year but within 2 years	85	320
After 2 years but within 3 years	69	290
After 3 years but within 4 years	69	251
After 4 years but within 5 years	69	231
After 5 years	504	2,714
Total undiscounted cash flows	916	4,123
Discount on cash flows	(164)	(1,066)
Total lease liabilities	$752	$3,057

December 31, 2020
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due:
Within 1 year	$120	$316
After 1 year but within 2 years	98	320
After 2 years but within 3 years	69	309
After 3 years but within 4 years	69	249
After 4 years but within 5 years	69	248
After 5 years	520	2,760
Total undiscounted cash flows	945	4,202
Discount on cash flows	(169)	(1,093)
Total lease liabilities	$776	$3,109

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of March 31, 2021 and December 31, 2020, the Company had no short-term leases.

13.  Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Net			Net
	Unrealized			Unrealized
	Gains and			Gains and
	Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$3,539	$(16,737)	$(13,198)	$1,715	$(17,886)	$(16,171)
Other comprehensive income (loss) before reclassifications	(1,191)	(128)	(1,319)	924	(95)	829
Amounts reclassified from accumulated other comprehensive loss	—	569	569	—	512	512
Net current period other comprehensive income (loss)	(1,191)	441	(750)	924	417	1,341
Ending balance	$2,348	$(16,296)	$(13,948)	$2,639	$(17,469)	$(14,830)

(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	March 31, 2021	March 31, 2020	statement of operations
Amortization of estimated defined benefit pension plan loss(2)
	$720	$648	Other expense
	(151)	(136)	Provision for income taxes
	$569	$512
Total reclassifications for the period	$569	$512

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2021, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At March 31, 2021
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$137,792	13.03%	$126,693	12.04%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	107,335	10.15	114,153	10.85	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	119,242	11.28	114,153	10.85	6.00	8.00
Tier 1 Capital (To Average Assets)	119,242	9.30	114,153	9.00	4.00	5.00

	At December 31, 2020
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$135,777	12.93%	$125,182	11.95%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	105,653	10.06	112,965	10.78	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	117,556	11.20	112,965	10.78	6.00	8.00
Tier 1 Capital (To Average Assets)	117,556	9.29	112,965	9.03	4.00	5.00

*	Applies to the Bank only.

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

Interest Rate Swap Agreements

To accommodate the needs of our customers and support the Company’s asset/liability positioning, we may enter into interest rate swap agreements with customers and a large financial institution that specializes in these types of transactions. These arrangements involve the exchange of interest payments based on the notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into offsetting fixed rate swaps with this large financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay PNC the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations.

These swaps are considered free-standing derivatives and are reported at fair value within other assets and other liabilities on the Consolidated Balance Sheets. Disclosures related to the fair value of the swap transactions can be found in Note 19.

The following table summarizes the interest rate swap transactions that impacted the Company’s first three months of 2021 and 2020 performance (in thousands, except percentages).

	At March 31, 2021
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$46,468	2.57%	Monthly	$(185)
Swap liabilities	N/A	(46,468)	(2.57)	Monthly	185
Net exposure		—	—		—

	At March 31, 2020
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$33,037	3.93%	Monthly	$(45)
Swap liabilities	N/A	(33,037)	(3.93)	Monthly	45
Net exposure		—	—		—

Risk Participation Agreement

The Company entered into a risk participation agreement (RPA) with the lead bank of a commercial real estate loan arrangement. As a participating bank, the Company guarantees the performance on a borrower-related interest rate swap contract. The Company has no obligations under the RPA unless the borrower defaults on their swap transaction with the lead bank and the swap is a liability to the borrower. In that instance, the Company has agreed to pay the lead bank a pre-determined percentage of the swap’s value at the time of default. In exchange for providing the guarantee, the Company received an upfront fee from the lead bank.

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPA can be found in Note 19. The notional amount of the risk participation agreement outstanding at March 31, 2021 was $2.7 million.

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at March 31, 2021 and 2020. None of the Company's derivatives are designated as hedging instruments.

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

The contribution of the major business segments to the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months ended
	March 31, 2021
	Total revenue	Net income (loss)
Community banking	$13,160	$3,320
Wealth management	2,887	662
Investment/Parent	(1,741)	(1,901)
Total	$14,306	$2,081

	Three months ended
	March 31, 2020
	Total revenue	Net income (loss)
Community banking	$11,448	$2,524
Wealth management	2,568	487
Investment/Parent	(1,433)	(1,602)
Total	$12,583	$1,409

17.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $235.0 million and $213.9 million along with standby letters of credit of $13.2 million and $13.3 million as of March 31, 2021 and

December 31, 2020, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The carrying amount of the liability for AmeriServ obiligations related to unfunded commitments and standby letters of credit was $909,000 at March 31, 2021 and $872,000 at December 31, 2020.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

18.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$463	$441
Interest cost	221	319
Expected return on plan assets	(946)	(817)
Recognized net actuarial loss	720	648
Net periodic pension cost	$458	$591

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

Assets and Liabilities Measured and Recorded on a Recurring Basis

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

The fair values of the interest rate swaps used for interest rate risk management and the risk participation agreement associated with a commercial real estate loan are based on an external derivative valuation model using data inputs from similar transactions as of the valuation date and classified Level 2.

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of March 31, 2021 and December 31, 2020, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at March 31, 2021
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$474	$474	$—	$—
Available for sale securities:
U.S. Agency	6,888	—	6,888	—
U.S. Agency mortgage-backed securities	76,875	—	76,875	—
Municipal	20,777	—	20,777	—
Corporate bonds	51,876	—	51,876	—
Interest rate swap asset (1)	1,158	—	1,158	—
Interest rate swap liability (2)	(1,158)	—	(1,158)	—
Risk participation agreement (2)	(4)	—	(4)	—

	Fair Value Measurements at December 31, 2020
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$443	$443	$—	$—
Available for sale securities:
U.S. Agency	3,152	—	3,152	—
U.S. Agency mortgage-backed securities	67,913	—	67,913	—
Municipal	20,348	—	20,348	—
Corporate bonds	52,752	—	52,752	—
Interest rate swap asset (1)	3,320	—	3,320	—
Interest rate swap liability (2)	(3,320)	—	(3,320)	—

(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At March 31, 2021 and December 31, 2020, collateral-based impaired loans with a carrying value of $266,000 were reduced by a specific valuation allowance totaling $8,000 resulting in a net fair value of $258,000.

Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
March 31, 2021	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$258	$—	$—	$258

	Fair Value Measurements
December 31, 2020	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$258	$—	$—	$258

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
March 31, 2021	Fair Value	Techniques	Input	Range (Wgtd Ave)
Impaired loans	$258	Appraisal of	Appraisal	0% to 100% (3%)
		collateral (1)	adjustments(2)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2020	Fair Value	Techniques	Input	Range (Wgtd Ave)
Impaired loans	$258	Appraisal of	Appraisal	0% to 100% (3%)
		collateral (1)	adjustments(2)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

Fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash and cash equivalents, bank owned life insurance, regulatory stock, accrued interest receivable and payable, deposits with no stated maturities, and short-term borrowings have fair values which approximate the recorded carrying values. The fair value measurements for all of these financial instruments are Level 1 measurements.

The estimated fair values based on US GAAP measurements and recorded carrying values at March 31, 2021 and December 31, 2020, for the remaining financial instruments not required to be measured or reported at fair value were as follows:

	March 31, 2021
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$47,777	$49,583	$—	$46,586	$2,997
Loans held for sale	1,308	1,322	1,322	—	—
Loans, net of allowance for loan loss and unearned income	973,618	978,185	—	—	978,185
FINANCIAL LIABILITIES:
Deposits with stated maturities	302,130	305,296	—	—	305,296
All other borrowings (1)	75,663	79,657	—	—	79,657

	December 31, 2020
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$44,222	$47,106	$—	$44,108	$2,998
Loans held for sale	6,250	6,428	6,428	—	—
Loans, net of allowance for loan loss and unearned income	960,750	969,433	—	—	969,433
FINANCIAL LIABILITIES:
Deposits with stated maturities	311,064	314,845	—	—	314,845
All other borrowings(1)	85,493	90,907	—	—	90,907

(1)	All other borrowings include advances from Federal Home Loan Bank, guaranteed junior subordinated deferrable interest debentures, and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

20.  Risks and Uncertainties

The impact of the ongoing COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Company’s customers. The pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, and consumer spending has resulted in less economic activity, and significant volatility and disruption in the financial markets. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory, and private sector responses to the pandemic, including the distribution and effectiveness of COVID-19 vaccines, and the associated impacts on the economy, financial markets and our customers, employees, and vendors. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees, and communities during this difficult time.

21.  Branch Aquisition

On January 12, 2021, AmeriServ Financial Bank, the Company’s wholly owned banking subsidiary, entered into a branch purchase and assumption agreement related to the branch and deposit customers of Citizen’s Neighborhood Bank (CNB), an operating division of Riverview Bank, located in Meyersdale, Pennsylvania and to the deposit customers of CNB at the branch located in Somerset, Pennsylvania. As of March 31, 2021, the related deposits totaled approximately $45 million and will be acquired for a 3.71% deposit premium. The Meyersdale branch will continue in operation under the AmeriServ name, and the Somerset branch customers will be serviced from the neighboring full service AmeriServ office at 108 West Main Street. On a pro forma basis, AmeriServ will have the fourth largest deposit market share in Somerset County with four branches and $150 million in deposits. This transaction will be immediately accretive to the Company’s earnings and the approximate 2% dilution to the Company’s tangible book value will be earned back in less than three years. The transaction has received the necessary regulatory approvals and is scheduled to close on May 22, 2021.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

…..2021 FIRST QUARTER SUMMARY OVERVIEW….. AmeriServ reported first quarter 2021 net income of $2,081,000, or $0.12 per diluted common share. This represents a 47.7%, or $672,000, increase from the first quarter of 2020 when net income totaled $1,409,000, or $0.08 per share. It also represents an increase of $1,389,000 or almost 300% above the fourth quarter of 2020.

The first quarter of 2021 did not resemble any previous first quarter in the history of AmeriServ. Normally, first quarters are a challenge because of the weather issues common to the Laurel Highlands of Western Pennsylvania. It is always a shorter quarter on the calendar than the other three because of February and its 28 days. We have learned over the years to use this quarter to prepare for the more active quarters when the snow and cold have finally disappeared but in 2021 the issue of primary concern was not the weather but the pandemic. There have been varying levels of governmental restrictions to incorporate into the business of banking. There has been the impact of the pandemic on entire industries and on individual enterprises within those industries. One of the major challenges has been the need to adjust policies and procedures to maintain an acceptable level of safety and soundness with many staff members functioning on a remote basis solely through computer access. There have been questions that have never been asked before and answers that changed time-tested routine procedures. However, the goals remained fixed, that is to provide professional banking services, to continue to provide the availability of credit in each of AmeriServ’s markets, and to pledge the soundness of AmeriServ as an important financial resource for both consumers and commercial businesses.

For example, during the first quarter, AmeriServ has been very active in the second round of the Federal government sponsored Payroll Protection Program (PPP.) This program assists both small and medium-sized businesses. The hundreds of loans that AmeriServ has entered into this program have been essential in saving more than 16,000 jobs. Paradoxically though, it may seem due to this program, AmeriServ’s total level of outstanding loans on March 31, 2021 was at an all-time record for the franchise.

Also, many AmeriServ customers have been recipients of the various governmental stimulus funding programs. However, the very wise AmeriServ customers have not performed as the learned economists predicted. These stimulus funds appear not to have been spent but are being managed with great care. Spending is being deemphasized, debts are being paid down and many Americans are building their own personal “rainy day fund.” During 2020, the level of AmeriServ customer deposits increased by almost $100 million. From the period of January 1, 2021 to the end of the first quarter, an additional growth of $62 million in customer deposits has occurred. It is these deposit increases that have made the loan increases possible and further strengthened the entire American community banking industry.

However, there is yet more – so as to counter the economic negatives brought about by the pandemic, the Federal Reserve Board has deemed essentially zero interest rates to be necessary. This action has reduced the profitability of community bank loan portfolios but also created a strong mortgage refinancing boom. Many thoughtful Americans have seized on these low rates to reduce their very important cost of housing. AmeriServ continues to work extremely hard to meet demand for mortgages at these low rates. 2020 was a very busy year for mortgages and 2021 could rival it.

We have also seen projections that 25-30% of the consumer stimulus money is being invested in financial markets. Since AmeriServ wealth management is active in these markets, it continues to increase its total asset values. In 2020, it grew by over $200 million and has added another $37 million already in 2021. This growth centers in retirement planning and in the use of any capital appreciation dollars to help fund those retirement plans.

In these volatile times, rest assured for prudency, we have continued to strengthen our allowance for loan losses and maintain close contact with any commercial borrowers who are challenged.

But while the pandemic has been with us, there has also been time for other things. In May 2021, AmeriServ’s retail bank is expected to acquire two branches in the Meyersdale area strengthening our abilities to serve Somerset

County. It is yet another sign that AmeriServ can respond to a pandemic today but also can plan for tomorrow’s growth as part of our Banking for Life pledge.

We are encouraged by the financial results in the first quarter however, we are not celebrating. The pandemic and its challenges remain. We thank our staff for their dedication and our customers for their confidence in us.

THREE MONTHS ENDED MARCH 31, 2021 VS. THREE MONTHS ENDED MARCH 31, 2020

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Net income	$2,081	$1,409
Diluted earnings per share	0.12	0.08
Return on average assets (annualized)	0.65%	0.48%
Return on average equity (annualized)	8.04%	5.69%

The Company reported net income of $2,081,000, or $0.12 per diluted common share. This earnings performance represented a $672,000, or 47.7%, increase from the first quarter of 2020 when net income totaled $1,409,000, or $0.08 per diluted common share. The benefits of our community bank customer-focused business model and the diversification of our revenue streams contributed to AmeriServ Financial’s best earnings quarter since the third quarter of 2018. We continued to achieve record levels of both loans and deposits as we served as an important financial resource to small businesses and consumers in our marketplace. Additionally, 32% of total revenue in the first quarter of 2021 came from non-interest income sources which included record contributions from our strong wealth management business and active residential mortgage operation.

…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company’s net interest income performance for the first quarter of 2021 to the first quarter of 2020 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	March 31, 2021	March 31, 2020	$ Change	% Change
Interest income	$11,769	$11,944	$(175)	(1.5)%
Interest expense	2,077	3,193	(1,116)	(35.0)
Net interest income	$9,692	$8,751	$941	10.8
Net interest margin	3.23%	3.21%	0.02%	N/M

N/M — not meaningful

The Company’s net interest income in the first quarter of 2021 increased by $941,000, or 10.8%, from the prior year’s first quarter while the net interest margin of 3.23% was two basis points higher than the net interest margin of 3.21% for the first quarter of 2020. The first quarter of 2021 results were indicative of the Company’s continuing response to the challenges presented by the pandemic, including the current low interest rate environment as well as economic uncertainty and volatility. The economy has been demonstrating some improvement due to the positive impact of the COVID-19 vaccine distribution and the gradual easing of social restrictions that businesses and consumers have been operating under. The Company continues to experience robust balance sheet growth as, both, total loans and total deposits reached new record levels due to business development efforts and the government implementing new stimulus programs during the quarter. Net interest income improved as net interest margin pressure from the low interest rate environment was offset by fee income from existing Paycheck Protection Program (PPP) loan forgiveness and new fee income from the most recent second round of PPP loans implemented earlier in the quarter. The low interest rate environment is also positively impacting deposit and borrowings interest expense cost.

The average balance of total interest earning assets for the first quarter of 2021 continued to grow and is now $119 million, or 10.9%, higher than the first quarter of 2020. Likewise, on the liability side of the balance sheet, total average deposits increased by $121 million, or 12.3%, since last year primarily because of government stimulus and consumers/businesses changing their spending habits because of the pandemic. Overall, total interest expense decreased significantly more than the decrease in total interest income, resulting in net interest income increasing for the first quarter of 2021 compared to last year’s first quarter.

As stated previously, total loans reached a new record level and averaged $982 million in the first quarter of 2021 which is $105 million, or 11.9%, higher than the $877 million average for the first quarter of 2020. The slowly improving economy was evident in our lending activity as we continued to experience commercial loan growth during the first quarter of 2021 along with commercial loan pipelines returning to pre-COVID levels. Additionally, the strong level of residential mortgage loan production experienced in 2020 continued into the first quarter of 2021. Residential mortgage loan production totaled $29.7 million in the first quarter of 2021 and was 64.0% higher than the production level of $18.1 million achieved in last year’s first quarter. Along with continued robust residential mortgage loan production and additional normal commercial loan growth, loan volumes were positively impacted by the second round of the 100% guaranteed PPP loans, which was announced in late December 2020 as part of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and implemented during the middle of January 2021. Note that there were no PPP loans on the balance sheet in the first quarter of 2020 as the initial round of the program was not implemented until the second quarter of 2020. The Company, again, elected to participate in this renewed program to assist small businesses in our community in this difficult economy. During the first quarter of 2021, the Company processed 219 PPP loans totaling $30.8 million. Also, the Company recorded a total of $897,000 of processing fee income and interest income from PPP lending activity in the first quarter of 2021. Finally, on an end of period basis, excluding total PPP loans, the total loan portfolio grew by approximately $41.9 million, or 4.8%, since the end of the first quarter of 2020.

Total investment securities averaged $190 million for the first quarter of 2021 which is $1.6 million, or 0.8%, higher than the $189 million average for the first quarter of 2020. The Company continues to be selective when purchasing securities due to the low interest rate environment. However, the yield curve began to steepen during the latter part of the first quarter as the long end of the U.S. Treasury yield curve increased while the short end of the curve remained relatively stable. This resulted in improved yields for federal agency mortgage-backed securities and federal agency bonds, and management decided to add more of these investments to our portfolio. The Company also continues to purchase corporate securities, particularly subordinated debt issued by other financial institutions, along with taxable municipal securities.

Our liquidity position continues to be strong due to the significant influx of deposits. Later in the first quarter, the President signed into law another round of economic stimulus as part of the American Rescue Plan Act of 2021. The stimulus checks delivered to most Americans and the financial assistance provided to municipalities and school districts as part of this program contributed to total deposits increasing significantly and reaching a record level. The challenges this excess liquidity presents are twofold. First, there is uncertainty regarding the duration that these excess funds will remain on the balance sheet which will be determined by customer behavior as the economic conditions change. The second challenge is to profitably deploy this excess liquidity given the current low yields on short-term investment products. As a result, short-term investment balances averaged $31 million in the first quarter of 2021 which remains high by historical standards. Therefore, future loan growth and continued prudent investment in securities is critical to achieve the best return on the excess funds. The low interest rate environment resulted in interest income on total investments decreasing between the first quarter of 2021 and the first quarter of 2020. Overall, total interest income on both loans and investments decreased by $175,000, or 1.5%, between years despite increased volume.

Total interest expense for the first quarter of 2021 decreased by $1.1 million, or 35.0%, when compared to the first quarter of 2020, due to lower levels of both deposit and borrowing interest expense. Deposit interest expense was lower by $1.1 million, or 43.0%, despite the previously mentioned record increase in deposits that occurred during the first quarter of 2021 reflecting new deposit inflows as well as the loyalty of the bank’s core deposit base. Management continues to effectively execute several deposit product pricing reductions in order to address the net interest margin challenges presented by the low interest rate environment. As a result, the Company experienced some deposit cost relief. Specifically, our total deposit cost averaged 0.52% in the first quarter of 2021 compared to 1.01% in the first quarter of 2020, representing a meaningful decrease of 49 basis points. Overall, the Company’s loan to deposit ratio averaged 89.0% in the first quarter of 2021, which we believe indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to continue assisting our customers and the community to recover from the impact that the COVID-19 pandemic is having on our local economy.

The Company experienced a $60,000, or 8.2%, decrease in the interest cost of borrowings in the first quarter of 2021 when compared to the first quarter of 2020. The decline is a result of the Federal Reserve’s actions to decrease interest rates and the impact that these rate decreases have on the cost of overnight borrowed funds and the replacement of matured FHLB term advances. The total 2021 first quarter average term advance borrowings balance increased by approximately $3.7 million, or 6.6%, when compared to the first quarter of 2020. As a result of the combined growth of average FHLB term advances and total average deposits there was less reliance on overnight borrowed funds, which decreased between years by $1.7 million, or 59.4%, for the quarter.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2021 and 2020 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended March 31, 2021 and 2020 was $5,000 and $7,000,respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended March 31 (In thousands, except percentages)

	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$981,877	$10,332	4.22%	$877,097	$10,339	4.68%
Short-term investments and bank deposits	30,852	8	0.10	18,527	76	1.63
Investment securities – AFS	145,917	1,088	2.98	147,656	1,183	3.27
Investment securities – HTM	44,529	346	3.11	41,224	353	3.43
Total investment securities	190,446	1,434	3.01	188,880	1,536	3.31
Total interest earning assets/interest income	1,203,175	11,774	3.93	1,084,504	11,951	4.40
Non-interest earning assets:
Cash and due from banks	18,071			19,087
Premises and equipment	17,983			18,593
Other assets	70,260			65,146
Allowance for loan losses	(11,582)			(9,317)
TOTAL ASSETS	$1,297,907			$1,178,013
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$195,972	$60	0.12%	$167,066	$242	0.60%
Savings	115,632	38	0.13	97,166	41	0.17
Money markets	246,895	172	0.28	229,838	464	0.81
Time deposits	349,605	1,132	1.31	341,948	1,711	2.01
Total interest bearing deposits	908,104	1,402	0.63	836,018	2,458	1.18
Short-term borrowings	1,180	1	0.39	2,908	12	1.67
Advances from Federal Home Loan Bank	58,949	237	1.63	55,292	284	2.07
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Subordinated debt	7,650	130	6.80	7,650	130	6.80
Lease liabilities	3,841	27	2.83	3,993	29	2.86
Total interest bearing liabilities/interest expense	992,809	2,077	0.85	918,946	3,193	1.40
Non-interest bearing liabilities:
Demand deposits	195,305			146,840
Other liabilities	4,862			12,615
Shareholders’ equity	104,931			99,612
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,297,907			$1,178,013
Interest rate spread			3.08			3.00
Net interest income/ Net interest margin (non-GAAP)		9,697	3.23%		8,758	3.21%
Tax-equivalent adjustment		(5)			(7)
Net Interest Income (GAAP)		$9,692			$8,751

…..PROVISION FOR LOAN LOSSES…..The Company recorded a $400,000 provision expense for loan losses in the first quarter of 2021 as compared to a $175,000 provision expense in the first quarter of 2020. Although higher than the first quarter of 2020 by $225,000, an improved credit quality outlook for the overall portfolio resulted in a lower loan loss provision in the first quarter of 2021 after three consecutive quarters of a provision increase. The Company, however, continues to believe that a strong allowance for loan losses is needed given the overall economic climate and the uncertainty that remains because of the impact that the COVID-19 pandemic is having on certain borrowers. The first quarter 2021 provision expense primarily reflects an increased allocation on two commercial loan relationships transferred into non-accrual status during the quarter and the rating downgrade of a loan in the health care industry. As a result, non-performing assets, while still well controlled, totaled $4.2 million, or 0.43% of total loans, at March 31, 2021 compared to $3.3 million, or 0.34% of total loans, at December 31, 2020. The Company experienced low net loan charge-offs of $114,000, or 0.05% of total loans, in the first quarter of 2021 which was comparable to net loan charge-offs of $120,000, or 0.06% of total loans, in the first quarter of 2020. In summary, the allowance for loan losses provided 274% coverage of non-performing assets, and 1.18% of total loans, at March 31, 2021, compared to 341% coverage of non-performing assets, and 1.16% of total loans, at December 31, 2020. The reserve coverage of total loans, excluding PPP loans, was 1.27% (non-GAAP) at March 31, 2021. See the reconciliation of the non-GAAP measure of the reserve coverage of total loans, excluding PPP loans, within the Allowance for Loan Losses Section of the MD&A.

…..NON-INTEREST INCOME….. Non-interest income for the first quarter of 2021 totaled $4.6 million and increased by $782,000, or 20.4%, from the first quarter of 2020 performance. Factors contributing to the higher level of non-interest income for the quarter included:

●	a $318,000 increase in wealth management fees as the entire wealth management division has been resilient since the pandemic began and is performing well managing client accounts and adding new business despite the major market value decline that occurred in late March 2020. The market value of wealth management assets is now in excess of $2.5 billion and has fully recovered and improved from the pre-pandemic valuation, exceeding the March 31, 2020 market value by 27%;
●	a $258,000 increase in income from residential mortgage loan sales into the secondary market due to a higher level of residential mortgage loan production along with an improved gain on sale in the first quarter of 2021;
●	a $207,000 increase in bank owned life insurance income due to the receipt of a $159,000 death claim and a financial floor taking hold which caused increased earnings and a higher rate of return on certain policies; and
●	an $85,000 decrease in service charges on deposit accounts as a result of fewer overdraft fees due to customers maintaining higher deposit balances.

…..NON-INTEREST EXPENSE….. Non-interest expense for the first quarter of 2021 totaled $11.3 million and increased by $672,000, or 6.3%, from the prior year’s first quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	a $237,000 increase in salaries & employee benefits expense due to several factors, including incentive compensation and health care costs. Incentive compensation increased by $217,000 primarily due to commissions earned as a result of the strong residential mortgage loan production and incentives earned from the good performance in the wealth management division. Also contributing to the higher salaries & employee benefits expense was increased health care costs by $97,000. Partially offsetting these increases within total salaries & employee benefits were lower salaries expense by $139,000 due to the level of full time equivalent employees being lower by five;
●	a $160,000 increase in professional fees resulted from an increased level of outside professional services related costs, increased fees due to the significantly higher level of residential mortgage loan production and PPP activity, and higher legal fees;
●	a $129,000 increase in FDIC deposit insurance expense due to an increase in the asset assessment base along with the benefit of the Small Bank Assessment Credit being fully utilized in the first quarter of 2020; and
●	a $125,000 increase in other expense due to a higher level of expense related to the unfunded commitment reserve along with $110,000 of costs incurred related to the upcoming branch acquisition from Riverview Bank. Slightly offsetting these increased items and favorably impacting other expense was a lower level of meals & travel costs that is related to travel restrictions from the pandemic.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $520,000, or an effective tax rate of 20.0%, in the first quarter of 2021. This compares to an income tax expense of $366,000, or an effective tax rate of 20.6%, for the first quarter of 2020.

…..SEGMENT RESULTS.….. The community banking segment reported a net income contribution of $3,320,000 in the first quarter of 2021 which was higher by $796,000 from the first quarter of last year. The improvement between years is due to a higher level of total revenue which more than offset an increased level of non-interest expense as well as a higher provision exense for loan losses. Net interest income improved between years as the reduction to total interest expense more than offset the reduction to total interest income. The additional processing fee income and interest income that the Company recorded from PPP lending activity, which totaled $897,000 for the first quarter, nearly offset the unfavorable impact that the lower interest rate environment had on the Company’s earning asset margin performance. As a result, total loan interest income remained relatively consistent between years. Also favorably impacting net interest income was this segment experiencing deposit cost relief as total deposit interest expense decreased between years due to management’s action to lower pricing of several deposit products, given the declining interest rate environment. The decrease to total deposit interest expense occurred even though total deposits reached a record level which is described previously in the MD&A. Also favorably impacting net income from this segment was a greater level of non-interest income. The exceptionally strong level of residential mortgage loan activity in 2021 resulted in this segment recognizing a higher gain on the sale of residential mortgage loans in the secondary market and a corresponding greater level of mortgage related fee income. This segment also benefitted from the greater level of Bank Owned Life Insurance (BOLI) revenue. These favorable items were partially offset by the Company recording a $400,000 provision expense for loan losses for the first quarter of 2021 compared to a $175,000 provision expense in the first quarter of 2020. This was discussed previously in the Provision for Loan Losses section within this document. Finally, and also unfavorably impacting net income were higher expenses for total employee costs, professional fees, FDIC insurance expense and additional costs associated with our upcoming branch acquisition.

The wealth management segment’s net income contribution was $662,000 in the first quarter of 2021 which was $175,000 higher than the first quarter of 2020. The increase is due to wealth management fees increasing as the entire wealth management division has been resilient since the pandemic began and is performing well managing client accounts and adding new business despite the major market value decline that occurred in late March 2020. The wealth management division also benefitted from a lower level of meals & travel related expenses due to travel restrictions from the pandemic. Slightly offsetting these favorable items were higher levels of professional fees and incentive compensation. Overall, the fair market value of trust assets under administration totaled $2.518 billion at March 31, 2021, an increase of $534 million, or 26.9%, from the March 31, 2020 total of $1.984 billion.

The investment/parent segment reported a net loss of $1,901,000 in the first quarter of 2021 which is a greater loss by $299,000 than the first quarter of 2020. The increased loss was due to securities interest income decreasing by a higher amount than the decrease to total short term FHLB borrowings interest expense. Also, short-term investment interest income decreased even though the Company experienced exceptionally strong growth in its liquidity position between years from the significant influx of deposits that resulted from the government stimulus programs.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.3 billion at March 31, 2021, which increased by $31.7 million, or 2.5%, from the December 31, 2020 asset level. This change was related, primarily, to increased levels of cash and cash equivalents, investment securities, and loans. Specifically, cash and cash equivalents increased $5.7 million, or 18.2%, as the Company experienced a significant influx of deposits resulting from the government stimulus program and financial assistance provided to municipalities and school districts. Total investment securities increased $15.8 million, or 8.4%, as the steepening of the U.S. Treasury yield curve in the latter part of the first quarter improved the yield for federal agency mortgage-backed securities and federal agency bonds, making these types of securities more attractive for purchase. The Company also continued to purchase corporate securities, particularly subordinated debt issued by other financial institutions, along with taxable municipal securities. In addition, loans, net of unearned fees, and loans held for sale increased by $8.2 million, or 0.8%, as a result of the Company’s participation in the PPP and higher levels of residential mortgage loan production.

Total deposits increased by $62.2 million, or 5.9%, in the first three months of 2021. This robust growth is the result of government stimulus and consumers/businesses changing their spending habits because of the COVID-19 pandemic. Looking into the near future, we expect that our deposit balances will be positively impacted in the second quarter of

2021 by the acquisition of two branch offices from Riverview Bank, which we anticipate should provide approximately $45 million of additional deposits. This branch acquisition is described in our Current Report on Form 8-K filed on January 15, 2021. As of March 31, 2021, the 25 largest depositors represented 22.0% of total deposits, which is a slight increase from December 31, 2020 when it was 21.1%. Total borrowings have decreased by $34.6 million, or 30.3%, since year-end 2020. The decrease was driven, primarily, by a lower level of both short-term borrowings and FHLB term advances. Specifically, at March 31, 2021, the Company had no short-term borrowings outstanding as compared to $24.7 million at December 31, 2020. In addition, FHLB term advances decreased by $9.8 million, or 15.1%, and totaled $55.1 million at March 31, 2021. The Company has utilized the FHLB term advances to help manage interest rate risk.

The Company’s total shareholders’ equity increased by $932,000 over the first three months of 2021 due to the retention of earnings more than offsetting our common stock dividend payments to shareholders. Additionally, the value of the investment securities portfolio decreased during the first quarter which had an unfavorable impact on accumulated other comprehensive loss.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.03%, and a common equity tier 1 capital ratio of 10.15% at March 31, 2021. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of March 31, 2021, the Company’s book value per common share was $6.17 and its tangible book value per common share was $5.47 (non-GAAP). When compared to December 31, 2020, book value per common share and tangible book value per common share each improved by $0.05 per common share. The tangible common equity to tangible assets ratio was 7.19% (non-GAAP) at March 31, 2021 and declined by 10 basis points when compared to December 31, 2020.

The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The Company believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition.  This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.  Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures, and, because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at March 31, 2021 and December 31, 2020 (in thousands, except share and ratio data):

	March 31,	December 31,
	2021	2020
Total shareholders’ equity	$105,331	$104,399
Less: Goodwill	11,944	11,944
Tangible equity	93,387	92,455
Total assets	1,311,412	1,279,713
Less: Goodwill	11,944	11,944
Tangible assets	1,299,468	1,267,769
Tangible common equity ratio (non-GAAP)	7.19%	7.29%
Total shares outstanding	17,069,000	17,060,144
Tangible book value per share (non-GAAP)	$5.47	$5.42

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2021	2020	2020
Total accruing loan delinquency (past due 30 to 89 days)	$1,443	$5,504	$8,525
Total non-accrual loans	4,172	2,500	1,437
Total non-performing assets including TDRs*	4,245	3,331	2,244
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.15%	0.56%	0.97%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.42	0.26	0.16
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.43	0.34	0.26
Non-performing assets as a percentage of total assets	0.32	0.26	0.19
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.05	0.03	0.06
Annualized provision for loan losses	0.17	0.26	0.08
Total classified loans (loans rated substandard or doubtful)**	$12,320	$11,829	$15,958

*

Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

**	Total classified loans include non-performing residential mortgage and consumer loans.

Overall, the Company continued to maintain good asset quality in the first three months of 2021 as evidenced by low levels of non-accrual loans, non-performing assets, and loan delinquency levels that continue to be below 1% of total loans. The increase in non-accrual loans is the result of two commercial loan relationships, one of which was previously designated as a troubled debt restructure (TDR), being transferred into non-accrual status during the first quarter of 2021. Additionally, the Company experienced a substantial decrease in accruing loan delinquency primarily attributable to the curing of commercial account delinquency during the quarter.

The Company remains committed to prudently working with and supporting our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. Management continues to carefully monitor asset quality with a particular focus on customers that have requested payment deferrals. The Asset Quality Task Force meets at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers. Deferral extension requests are considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt and issued regulatory guidance. See the disclosures regarding COVID-19 related modifications within the Non-Performing Assets Including Troubled Debt Restructurings (TDR) footnote.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2021, the 25 largest credits represented 21.9% of total loans outstanding, which represents a decrease from the first quarter of 2020 when it was 24.2%.

…..ALLOWANCE FOR LOAN LOSSES…..The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2021	2020	2020
Allowance for loan losses	$11,631	$11,345	$9,334
Allowance for loan losses as
a percentage of each of the following:
total loans, net of unearned income	1.18%	1.16%	1.06%
total accruing delinquent loans
(past due 30 to 89 days)	806.03	206.12	109.49
total non-accrual loans	278.79	453.80	649.55
total non-performing assets	273.99	340.59	415.94

The Company recorded a $400,000 provision expense for loan losses in the first three months of 2021 compared to a $175,000 provision expense in the first three months of 2020. As mentioned previously, the Company continues to believe that a strong allowance for loan losses is needed given the overall economic climate and the uncertainty that remains because of the impact that the COVID-19 pandemic is having on certain borrowers. As a result of the provision expense sharply exceeding net loan charge-offs over the last 12 months, the balance in the allowance for loan losses increased by $2.3 million, or 24.6%, to $11.6 million at March 31, 2021. The Company’s asset quality continues to remain strong as evidenced by low levels of net loan charge-offs and non-performing assets. Note that the reserve coverage to total loans, excluding PPP loans, is 1.27% (non-GAAP) at March 31, 2021.

Management believes that this non-GAAP measure provides a greater understanding of ongoing operations and enhances comparability of results of operations with prior periods. The Company believes that investors may use this non-GAAP measure to analyze the Company’s financial condition without the impact of unusual items or events that may obscure trends in the Company’s underlying financial condition.  This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. The following table sets forth the calculation of the Company’s allowance for loan loss reserve coverage to total loans (GAAP) and the reserve coverage to total loans, excluding PPP loans (non-GAAP), at March 31, 2021 (in thousands, except percentages).

MARCH 31,
2021
Allowance for loan losses	$11,631
Total loans, net of unearned income(1)	985,249
Reserve coverage	1.18%
Reserve coverage to total loans, excluding PPP loans:
Allowance for loan losses	$11,631
Total loans, net of unearned income(1)	985,249
PPP loans	(67,253)
917,996
Non-GAAP reserve coverage	1.27%

…..LIQUIDITY….. The Company’s liquidity position continues to be exceptionally strong due to the significant influx of deposits that resulted from the government stimulus programs and as customers continue to be cautious and are demonstrating reduced spending activity due to the economic uncertainty. As a result, total deposits reached a record level, averaging $1.103 billion for the first quarter of 2021. In addition, the Company’s loyal core deposit base continues to prove to be a source of strength for the Company during periods of market volatility. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth. Average short-term investments were higher than they have been historically which presents the challenge of profitably deploying this excess liquidity given the current low yields on short term investment products. An additional challenge is the uncertainty regarding the duration that these excess funds will remain on the balance sheet which will be determined by customer behavior as the economic conditions change. Total average short-

term investments increased by $12.3 million in the first quarter of 2021 compared to the first quarter of 2020. Overall, the significant inflow of deposits are being held in these low yielding products while their durability is assessed. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 89.0% in the first quarter of 2021. The Company has ample capacity to continue to grow its loan portfolio and is well positioned to continue assisting our customers and the community to recover from the impact that the COVID-19 pandemic is having on our local economy. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $5.7 million from December 31, 2020, to $37.2 million at March 31, 2021, due to $27.2 million of cash provided by financing activities and $6.8 million of cash provided by operating activities which more than offset $28.2 million of cash used in investing activities. Within financing activities, deposits increased by $62.2 million while total short-term and FHLB borrowings decreased by $34.5 million. Within investing activities, cash advanced for new loans originated totaled $82.7 million and was $12.8 million higher than the $69.9 million of cash received from loan principal payments. Within operating activities, $9.2 million of mortgage loans held for sale were originated while $14.6 million of mortgage loans were sold into the secondary market.

The holding company had $6.5 million of cash, short-term investments, and investment securities at March 31, 2021. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At March 31, 2021, our subsidiary Bank had $8.3 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has good liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, and its common stock dividend.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, time deposits with banks, and federal funds sold. These assets totaled $37.2 million and $31.5 million at March 31, 2021 and December 31, 2020, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At March 31, 2021, the Company had $377 million of overnight borrowing availability at the FHLB, $33 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.15%, the tier 1 capital ratio was 11.28%, and the total capital ratio was 13.03% at March 31, 2021. The Company’s tier 1 leverage ratio was 9.30% at March 31, 2021. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2021. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 348% of regulatory capital at March 31, 2021. While we work through the COVID-19 pandemic, our focus is on preserving capital to support customer lending and managing heightened credit risk due to the downturn in the economy. Additionally, we currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.025 per quarter. At March 31, 2021, the Company had approximately 17.1 million common shares outstanding.

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

	VARIABILITY OF	CHANGE IN
	NET INTEREST	MARKET VALUE OF
INTEREST RATE SCENARIO	INCOME	PORTFOLIO EQUITY
200 bp increase	6.0%	40.3%
100 bp increase	3.2	23.6
100 bp decrease	(3.0)	(3.2)

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

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $235.0 million and standby letters of credit of $13.2 million as of March 31, 2021. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

…..REGULATORY UPDATE…..The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law on March 27, 2020. Federal, state, and local governments have adopted various statutes, rules, regulations, orders, and guidelines in order to address the COVID-19 pandemic and the adverse economic effects of this pandemic on individuals, families, businesses, and governments. Financial institutions, including the Company, are affected by many of these measures, including measures that are broadly applicable to businesses operating in the communities where the Company does business. These measures include “stay-at-home orders” that allow only essential businesses to operate. Financial services firms are generally regarded as “essential businesses” under these orders, but financial services firms, like other essential businesses, are required to operate in a manner that seeks to protect the health and safety of their customers and employees.

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

The Federal Reserve has established several lending facilities that are intended to support the flow of credit to households, businesses, and governments. One of these facilities is the Paycheck Protection Program Liquidity Facility (PPPLF) which was set up to allow the Federal Reserve Banks to extend credit to financial institutions that originate PPP loans, taking the loans as collateral at face value. On April 9, 2020, the federal banking agencies issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPPLF on the leverage capital ratios of these organizations. Also, in accordance with the CARES Act, a PPP loan will be assigned a risk weight of zero percent under the federal banking agencies’ risk-based capital rules. The Federal Reserve had also announced the creation of main street lending facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses. The Company has not participated in any of these facilities to date.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $9.0 million, or 78%, of the total allowance for loan losses at March 31, 2021 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of March 31, 2021, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At March 31, 2021, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; (xii) potential risks and uncertainties also include those relating to the duration of the COVID-19 outbreak, and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, including the distribution and effectiveness of COVID-19 vaccines; and (xiii) other external developments which could materially impact the Company’s operational and financial performance.

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2021, are effective.

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
101

The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: May 10, 2021	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: May 10, 2021	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer