Form 10-Q
period 2021-06-30
AMERISERV FINANCIAL INC /PA/
filed 2021-08-09
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Large Accelerated Filer ◻	Accelerated Filer ◻	Non-accelerated Filer ⌧	Smaller Reporting Company ☒
Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2021
Common Stock, par value $0.01	17,075,000

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from depository institutions	$14,778	$20,427
Interest bearing deposits	42,516	2,585
Short-term investments	2,943	8,492
Cash and cash equivalents	60,237	31,504
Investment securities:
Available for sale, at fair value	165,843	144,165
Held to maturity (fair value $55,891 on June 30, 2021 and $47,106 on December 31, 2020)	53,552	44,222
Loans held for sale	153	6,250
Loans	993,986	973,297
Less: Unearned income	1,274	1,202
Less: Allowance for loan losses	11,752	11,345
Net loans	980,960	960,750
Premises and equipment:
Operating lease right-of-use asset	713	758
Financing lease right-of-use asset	2,820	2,956
Other premises and equipment, net	14,279	14,336
Accrued interest income receivable	4,885	5,068
Intangible assets:
Goodwill	13,611	11,944
Core deposit intangible	174	—
Bank owned life insurance	39,044	39,033
Net deferred tax asset	850	1,572
Federal Home Loan Bank stock	2,897	4,821
Federal Reserve Bank stock	2,125	2,125
Other assets	18,440	10,209
TOTAL ASSETS	$1,360,583	$1,279,713
LIABILITIES
Non-interest bearing deposits	$216,871	$177,533
Interest bearing deposits	951,871	877,387
Total deposits	1,168,742	1,054,920
Short-term borrowings	—	24,702
Advances from Federal Home Loan Bank	48,149	64,989
Operating lease liabilities	729	776
Financing lease liabilities	3,005	3,109
Guaranteed junior subordinated deferrable interest debentures	12,978	12,970
Subordinated debt	7,546	7,534
Total borrowed funds	72,407	114,080
Other liabilities	8,162	6,314
TOTAL LIABILITIES	1,249,311	1,175,314
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,703,819 shares issued and 17,075,000 shares outstanding on June 30, 2021; 26,688,963 shares issued and 17,060,144 shares outstanding on December 31, 2020	267	267
Treasury stock at cost, 9,628,819 shares on June 30, 2021 and December 31, 2020	(83,280)	(83,280)
Capital surplus	146,025	145,969
Retained earnings	57,577	54,641
Accumulated other comprehensive loss, net	(9,317)	(13,198)
TOTAL SHAREHOLDERS' EQUITY	111,272	104,399
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,360,583	$1,279,713

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$10,283	$10,448	$20,610	$20,780
Interest bearing deposits	3	3	4	7
Short-term investments	8	96	15	168
Investment securities:
Available for sale	1,171	1,159	2,259	2,342
Held to maturity	373	355	719	708
Total Interest Income	11,838	12,061	23,607	24,005
INTEREST EXPENSE
Deposits	1,306	1,869	2,708	4,327
Short-term borrowings	—	4	1	16
Advances from Federal Home Loan Bank	227	276	464	560
Financing lease liabilities	27	28	54	57
Guaranteed junior subordinated deferrable interest debentures	281	281	561	561
Subordinated debt	130	130	260	260
Total Interest Expense	1,971	2,588	4,048	5,781
Net Interest Income	9,867	9,473	19,559	18,224
Provision for loan losses	100	450	500	625
Net Interest Income after Provision for Loan Losses	9,767	9,023	19,059	17,599
NON-INTEREST INCOME
Wealth management fees	3,022	2,471	5,894	5,025
Service charges on deposit accounts	224	176	425	462
Net gains on loans held for sale	122	335	617	572
Mortgage related fees	99	145	229	271
Net realized gains on investment securities	84	—	84	—
Bank owned life insurance	218	152	550	277
Other income	630	488	1,214	992
Total Non-Interest Income	4,399	3,767	9,013	7,599
NON-INTEREST EXPENSE
Salaries and employee benefits	6,867	6,619	13,808	13,323
Net occupancy expense	649	606	1,329	1,277
Equipment expense	403	389	793	784
Professional fees	1,396	1,331	2,710	2,485
Supplies, postage and freight	149	222	328	401
Miscellaneous taxes and insurance	312	289	604	564
Federal deposit insurance expense	155	130	310	156
Branch acquisition costs	193	—	303	—
Other expense	1,914	1,420	3,158	2,649
Total Non-Interest Expense	12,038	11,006	23,343	21,639

PRETAX INCOME	2,128	1,784	4,729	3,559
Provision for income taxes	420	365	940	731
NET INCOME	$1,708	$1,419	$3,789	$2,828
PER COMMON SHARE DATA:
Basic:
Net income	$0.10	$0.08	$0.22	$0.17
Average number of shares outstanding	17,073	17,052	17,068	17,047
Diluted:
Net income	$0.10	$0.08	$0.22	$0.17
Average number of shares outstanding	17,131	17,056	17,114	17,070

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
COMPREHENSIVE INCOME
Net income	$1,708	$1,419	$3,789	$2,828
Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	5,210	—	5,768	528
Income tax effect	(1,094)	—	(1,211)	(111)
Unrealized holding gains (losses) on available for sale securities arising during period	735	961	(773)	2,131
Income tax effect	(154)	(202)	163	(448)
Reclassification adjustment for net realized gains on available for sale securities included in net income	(84)	—	(84)	—
Income tax effect	18	—	18	—
Other comprehensive income	4,631	759	3,881	2,100
Comprehensive income	$6,339	$2,178	$7,670	$4,928

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
COMMON STOCK
Balance at beginning of period	$267	$267	$267	$267
New common shares issued for exercise of stock options (6,000 and 15,000 shares for the three months ended June 30, 2021 and 2020, respectively and 14,856 and 36,735 shares for the six months ended June 30, 2021 and 2020, respectively)	—	—	—	—
Balance at end of period	267	267	267	267
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,280)	(83,280)	(83,129)
Treasury stock purchased (35,962 shares for the six months ended June 30, 2020)	—	—	—	(151)
Balance at end of period	(83,280)	(83,280)	(83,280)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	145,997	145,938	145,969	145,888
New common shares issued for exercise of stock options (6,000 and 15,000 shares for the three months ended June 30, 2021 and 2020, respectively and 14,856 and 36,735 shares for the six months ended June 30, 2021 and 2020, respectively)	15	26	39	75
Stock option expense	13	1	17	2
Balance at end of period	146,025	145,965	146,025	145,965
RETAINED EARNINGS
Balance at beginning of period	56,295	52,745	54,641	51,759
Net income	1,708	1,419	3,789	2,828
Cash dividend declared on common stock ($0.025 per share for the three months ended June 30, 2021 and 2020 and $0.050 per share for the six months ended June 30, 2021 and 2020)	(426)	(441)	(853)	(864)
Balance at end of period	57,577	53,723	57,577	53,723
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(13,948)	(14,830)	(13,198)	(16,171)
Other comprehensive income	4,631	759	3,881	2,100
Balance at end of period	(9,317)	(14,071)	(9,317)	(14,071)
TOTAL STOCKHOLDERS’ EQUITY	$111,272	$102,604	$111,272	$102,604

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$3,789	$2,828
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	500	625
Depreciation and amortization expense	1,021	993
Amortization expense of core deposit intangible	3	—
Amortization of fair value adjustment on acquired time deposits	(15)	—
Net amortization of investment securities	120	120
Net realized gains on investment securities — available for sale	(84)	—
Net gains on loans held for sale	(617)	(572)
Amortization of deferred loan fees	(737)	(149)
Origination of mortgage loans held for sale	(10,620)	(44,171)
Sales of mortgage loans held for sale	17,334	41,422
(Increase) decrease in accrued interest receivable	183	(1,198)
Decrease in accrued interest payable	(604)	(347)
Earnings on bank-owned life insurance	(550)	(277)
Deferred income taxes	905	704
Stock compensation expense	17	2
Net change in operating leases	(47)	(44)
Other, net	(1,347)	(1,378)
Net cash provided by (used in) operating activities	9,251	(1,442)
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(45,456)	(16,229)
Purchase of investment securities — held to maturity	(11,275)	(3,268)
Proceeds from maturities of investment securities — available for sale	21,965	16,664
Proceeds from maturities of investment securities — held to maturity	1,905	1,620
Proceeds from sales of investment securities — available for sale	960	—
Purchase of regulatory stock	(738)	(4,635)
Proceeds from redemption of regulatory stock	2,662	4,802
Long-term loans originated	(163,670)	(147,844)
Principal collected on long-term loans	143,733	110,333
Purchases of premises and equipment	(625)	(744)
Proceeds from sale of other real estate owned	—	21
Cash acquired in branch acquisition, net	40,431	—
Proceeds from life insurance policies	645	—
Net cash used in investing activities	(9,463)	(39,280)
FINANCING ACTIVITIES
Net increase in deposit balances	71,405	72,520
Net decrease in other short-term borrowings	(24,702)	(14,854)
Principal borrowings on advances from Federal Home Loan Bank	—	19,210
Principal repayments on advances from Federal Home Loan Bank	(16,840)	(10,542)
Principal payments on financing lease liabilities	(104)	(100)
Stock options exercised	39	75
Purchases of treasury stock	—	(151)
Common stock dividend paid	(853)	(864)
Net cash provided by financing activities	28,945	65,294
NET INCREASE IN CASH AND CASH EQUIVALENTS	28,733	24,572
CASH AND CASH EQUIVALENTS AT JANUARY 1	31,504	22,168
CASH AND CASH EQUIVALENTS AT JUNE 30	$60,237	$46,740

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank) and AmeriServ Trust and Financial Services Company (the Trust Company). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.6 billion that are not reported on the Company’s Consolidated Balance Sheets at June 30, 2021.

In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, and marketing. Intercompany accounts and transactions have been eliminated in preparing the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles, or GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from these estimates and the differences may be material to the Consolidated Financial Statements. The Company’s most significant estimates relate to the allowance for loan losses, intangible assets, income taxes, investment securities, pension, and the fair value of financial instruments.

On May 21, 2021, the Bank completed its acquisition of the branch and deposit customers of Citizen’s Neighborhood Bank (CNB), an operating division of Riverview Bank, located in Meyersdale, Pennsylvania and the deposit customers of the CNB branch located in Somerset, Pennsylvania, pursuant to the previously announced branch purchase and assumption agreement. The Meyersdale branch is operating under the AmeriServ name and the Somerset branch customers are being serviced from the neighboring full service AmeriServ office at 108 West Main Street. The related deposits totaled approximately $42 million and were acquired for a 3.71% deposit premium.

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

3.    Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company, as a smaller reporting company, continues to evaluate the impact that ASU 2016-13 will have on our consolidated financial statements. We are currently working with an industry leading third-party consultant and software provider to assist us in the implementation of ASU 2016-13. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The overall impact of the amendment will be affected by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

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

4.    Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers – Topic 606, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 77.7% of the total revenue of the Company.

Non-interest income within the scope of Topic 606 are as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $825,000 has been established as of June 30, 2021 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts - The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income - Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six month periods ending June 30, 2021 and 2020 (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Non-interest income:
In-scope of Topic 606
Wealth management fees	$3,022	$2,471	$5,894	$5,025
Service charges on deposit accounts	224	176	425	462
Other	520	396	962	786
Non-interest income (in-scope of topic 606)	3,766	3,043	7,281	6,273
Non-interest income (out-of-scope of topic 606)	633	724	1,732	1,326
Total non-interest income	$4,399	$3,767	$9,013	$7,599

5.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three month periods ending June 30, 2021 and 2020, options to purchase 12,000 common shares, with an exercise price of $4.19 to $4.22, and options to purchase 216,759 common shares, with an exercise price of $2.96 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. For the six month periods ending June 30, 2021 and 2020, options to purchase 22,000 common shares, with an exercise price of $4.00 to $4.22, and options to purchase 29,500 common shares, with an exercise price of $3.90 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Numerator:
Net income	$1,708	$1,419	$3,789	$2,828
Denominator:
Weighted average common shares outstanding (basic)	17,073	17,052	17,068	17,047
Effect of stock options	58	4	46	23
Weighted average common shares outstanding (diluted)	17,131	17,056	17,114	17,070
Earnings per common share:
Basic	$0.10	$0.08	$0.22	$0.17
Diluted	0.10	0.08	0.22	0.17

6.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made no income tax payments in the first six months of 2021 and 2020. The Company made total interest payments of $4,625,000 in the first six months of 2021 compared to $6,128,000 in the same 2020 period. During the first six months of 2021, the Company did not enter into any new lease agreements and during the same 2020 period, the Company entered into a new financing lease related to office equipment and recorded a right-of-use asset and lease liability of $63,000.

In addition to the branch acquisition related information disclosed on the Consolidated Statements of Cash Flows, the following were recorded as non-cash transfers on the corresponding lines of the Consolidated Balance Sheets as of June 30, 2021 (in thousands).

Acquisition of Riverview Bank Branches
Non-cash assets acquired
Loans	$36
Other premises and equipment, net	158
Intangible assets	1,844
$2,038
Non-cash liabilities assumed
Non-interest bearing deposits	$(7,372)
Interest bearing deposits	(35,060)
Other liabilities	(37)
$(42,469)

Cash and cash equivalents acquired	$258

7.    Investment Securities

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale (AFS):

	June 30, 2021
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$6,725	$161	$—	$6,886
U.S. Agency mortgage-backed securities	83,598	1,806	(580)	84,824
Municipal	19,358	1,106	(12)	20,452
Corporate bonds	52,538	1,206	(63)	53,681
Total	$162,219	$4,279	$(655)	$165,843

Investment securities held to maturity (HTM):

	June 30, 2021
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$4	$—	$2,504
U.S. Agency mortgage-backed securities	11,612	292	(58)	11,846
Municipal	31,931	2,101	(86)	33,946
Corporate bonds and other securities	7,509	88	(2)	7,595
Total	$53,552	$2,485	$(146)	$55,891

Investment securities available for sale (AFS):

	December 31, 2020
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,971	$181	$—	$3,152
U.S. Agency mortgage-backed securities	65,398	2,533	(18)	67,913
Municipal	19,000	1,348	—	20,348
Corporate bonds	52,315	666	(229)	52,752
Total	$139,684	$4,728	$(247)	$144,165

Investment securities held to maturity (HTM):

	December 31, 2020
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$8,119	$369	$—	$8,488
Municipal	30,076	2,455	(49)	32,482
Corporate bonds and other securities	6,027	113	(4)	6,136
Total	$44,222	$2,937	$(53)	$47,106

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At June 30, 2021, 49.1% of the portfolio was rated “AAA” as compared to 42.2% at December 31, 2020. Approximately 14.4% of the portfolio was either rated below “A” or unrated at June 30, 2021 as compared to 15.2% at December 31, 2020.

Total proceeds from the sale of AFS securities for the second quarter and first six months of 2021 were $960,000 resulting in $84,000 of gross investment security gains. The Company sold no AFS securities during the second quarter or first six months of 2020.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $116,752,000 at June 30, 2021 and $111,694,000 at December 31, 2020.

The following tables present information concerning investments with unrealized losses as of June 30, 2021 and December 31, 2020 (in thousands):

Total investment securities:

	June 30, 2021
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency mortgage-backed securities	$28,931	$(637)	$93	$(1)	$29,024	$(638)
Municipal	4,542	(54)	752	(44)	5,294	(98)
Corporate bonds and other securities	5,843	(57)	3,993	(8)	9,836	(65)
Total	$39,316	$(748)	$4,838	$(53)	$44,154	$(801)

Total investment securities:

	December 31, 2020
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency mortgage-backed securities	$6,394	$(17)	$123	$(1)	$6,517	$(18)
Municipal	—	—	751	(49)	751	(49)
Corporate bonds and other securities	13,083	(162)	7,929	(71)	21,012	(233)
Total	$19,477	$(179)	$8,803	$(121)	$28,280	$(300)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 48 positions that are considered temporarily impaired at June 30, 2021. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

The interest rate environment and market yields can also have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of June 30, 2021, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 101.2% of the par value.

Contractual maturities of securities at June 30, 2021 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at June 30, 2021 is 38.8 months and is higher than the duration at December 31, 2020 which was 25.4 months. The duration remains within our internally established guideline to not exceed 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	June 30, 2021
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$3,575	$3,627	$3,000	$2,999
After 1 year but within 5 years	32,800	33,881	8,155	8,553
After 5 years but within 10 years	46,739	48,276	23,536	25,083
After 10 years but within15 years	13,090	13,639	9,441	9,761
Over 15 years	66,015	66,420	9,420	9,495
Total	$162,219	$165,843	$53,552	$55,891

8.    Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Commercial:
Commercial and industrial	$137,612	$151,162
Paycheck Protection Program (PPP)	48,098	58,344
Commercial loans secured by owner occupied real estate	93,742	95,486
Commercial loans secured by non-owner occupied real estate	428,274	400,751
Real estate − residential mortgage	268,595	249,989
Consumer	16,391	16,363
Loans, net of unearned income	$992,712	$972,095

Loan balances at June 30, 2021 and December 31, 2020 are net of unearned income of $1,274,000 and $1,202,000, respectively. The unearned income balance at June 30, 2021 includes $783,000 of unrecognized fee income from the PPP loan originations compared to $755,000 at December 31, 2020. Real estate construction loans comprised 5.8% and 7.0% of total loans, net of unearned income at June 30, 2021 and December 31, 2020, respectively.

The ongoing COVID-19 pandemic is a fluid situation and continues to evolve, impacting the way many businesses operate. The pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, and consumer spending has resulted in less economic activity and significant volatility and disruption. Certain loans within our commercial and commercial real estate portfolios have been disproportionately adversely affected by the pandemic. Due to mandatory lockdowns and travel restrictions, certain industries, such as hospitality, travel, food service and restaurants and bars, have suffered as a result of COVID-19. The following table provides information regarding our potential COVID-19 risk concentrations for commercial and commercial real estate loans by industry type at June 30, 2021 and December 31, 2020 (in thousands).

	June 30, 2021
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,323	$—	$100	$5,992	$7,415
Multifamily/apartments/student housing	—	—	—	75,510	75,510
Office	33,866	2,055	9,943	39,704	85,568
Retail	7,525	782	20,555	138,568	167,430
Industrial/manufacturing/warehouse	78,681	18,797	19,240	44,605	161,323
Hotels	240	2,264	—	42,751	45,255
Eating and drinking places	621	16,190	4,312	1,828	22,951
Amusement and recreation	142	92	3,244	25	3,503
Mixed use	—	—	2,882	61,661	64,543
Other	15,214	7,918	33,466	17,630	74,228
Total	$137,612	$48,098	$93,742	$428,274	$707,726

	December 31, 2020
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,450	$—	$105	$6,139	$7,694
Multifamily/apartments/student housing	—	—	469	66,879	67,348
Office	33,525	6,872	10,095	37,164	87,656
Retail	8,080	1,542	21,180	124,325	155,127
Industrial/manufacturing/warehouse	87,021	26,222	18,255	38,814	170,312
Hotels	329	837	—	41,779	42,945
Eating and drinking places	769	13,479	4,390	1,925	20,563
Amusement and recreation	190	46	3,307	38	3,581
Mixed use	—	—	2,411	65,585	67,996
Other	19,798	9,346	35,274	18,103	82,521
Total	$151,162	$58,344	$95,486	$400,751	$705,743

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act and subsequent legislation authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) program called the Paycheck Protection Program (PPP). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans.

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

In addition, PPP allows certain eligible borrowers that previously received a PPP loan to apply for a second draw loan with the same general loans terms described above. The maximum loan amount of a second draw PPP loan is 2.5 times, or 3.5 times for borrowers within the hospitality industry, the average monthly 2019 or 2020 payroll costs up to $2.0 million. Eligibility for a second draw PPP loan is based on the following criteria: (a) borrower previously received a first draw PPP loan and used the full amount for only authorized expenditures; (b) borrower has 300 or less employees; and (c) borrower can demonstrate at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020. The PPP loan program expired on May 31, 2021 for originating new loans.

As of June 30, 2021, the Company had 348 PPP loans outstanding totaling $48.1 million and has recorded a total of $765,000 and $1.7 million of processing fee income and interest income from PPP lending activity in the second quarter and first six months of 2021, respectively. Also, there is approximately $783,000 of PPP processing fees that will be amortized into income over the time period that the loans remain on our balance sheet or until the PPP loan is forgiven, at which time the remaining fee will be recognized immediately as income.

9.  Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and six month periods ending June 30, 2021 and 2020 (in thousands).

	Three months ended June 30, 2021
	Balance at	Charge-		Provision	Balance at
	March 31, 2021	Offs	Recoveries	(Credit)	June 30, 2021
Commercial	$3,572	$(25)	$—	$(13)	$3,534
Commercial loans secured by non-owner occupied real estate	5,448	—	11	76	5,535
Real estate-residential mortgage	1,329	—	29	30	1,388
Consumer	121	(11)	17	(4)	123
Allocation for general risk	1,161	—	—	11	1,172
Total	$11,631	$(36)	$57	$100	$11,752

	Three months ended June 30, 2020
	Balance at	Charge-		Provision	Balance at
	March 31, 2020	Offs	Recoveries	(Credit)	June 30, 2020
Commercial	$3,860	$—	$—	$(76)	$3,784
Commercial loans secured by non-owner occupied real estate	3,288	—	7	324	3,619
Real estate-residential mortgage	1,141	(90)	16	149	1,216
Consumer	120	(29)	11	17	119
Allocation for general risk	925	—	—	36	961
Total	$9,334	$(119)	$34	$450	$9,699

	Six months ended June 30, 2021
	Balance at	Charge-			Balance at
	December 31, 2020	Offs	Recoveries	Provision	June 30, 2021
Commercial	$3,472	$(147)	$17	$192	$3,534
Commercial loans secured by non-owner occupied real estate	5,373	—	24	138	5,535
Real estate-residential mortgage	1,292	(17)	34	79	1,388
Consumer	115	(35)	31	12	123
Allocation for general risk	1,093	—	—	79	1,172
Total	$11,345	$(199)	$106	$500	$11,752

	Six months ended June 30, 2020
	Balance at	Charge-		Provision	Balance at
	December 31, 2019	Offs	Recoveries	(Credit)	June 30, 2020
Commercial	$3,951	$—	$—	$(167)	$3,784
Commercial loans secured by non-owner occupied real estate	3,119	—	21	479	3,619
Real estate-residential mortgage	1,159	(182)	22	217	1,216
Consumer	126	(91)	25	59	119
Allocation for general risk	924	—	—	37	961
Total	$9,279	$(273)	$68	$625	$9,699

The Company recorded a $100,000 provision expense for loan losses in the second quarter of 2021 as compared to a $450,000 provision expense recorded in the second quarter of 2020. For the first six months of 2021, the Company recorded a $500,000 provision expense for loan losses compared to a $625,000 provision expense recorded in the first six months of 2020. The 2021 provision, for both time periods, reflects an improved credit quality outlook for the overall portfolio as both classified and criticized asset levels as well as non-accrual loan balances have demonstrated improvement during the second quarter. This is a reflection of the Company’s loan officers working effectively with our customers as the economy improves and as businesses begin to open to full capacity. The Company continues to believe that a strong allowance for loan losses is necessary until certain borrowers have fully recovered from the COVID-19 pandemic. Overall, non-performing assets remain well controlled and totaled $3.7 million, or 0.38% of total loans, at June 30, 2021 compared to $3.3 million, or 0.34% of total loans, at December 31, 2020. It should be noted that the 100% SBA guarantee on PPP loans minimizes the level of credit risk associated with the loans. As a result, such loans are assigned a 0% risk weight for purposes of calculating the Bank’s risk-based capital ratios. Therefore, it was deemed appropriate to not allocate any portion of the loan loss reserve for the PPP loans.

The Company experienced low net loan charge-offs of $93,000, or 0.02% of total loans, in the first half of 2021 which compare favorably to net loan charge-offs of $205,000, or 0.05% of total loans, in the first half of 2020. As a result of the provision expense sharply exceeding net loan charge-offs over the last 12 months, the balance in the allowance for loan losses increased by $2.1 million, or 21.2%, to $11.8 million at June 30, 2021. The allowance for loan losses provided 315% coverage of non-performing assets, and 1.18% of total loans, at June 30, 2021, compared to 341% coverage of non-performing assets, and 1.16% of total loans, at December 31, 2020.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At June 30, 2021
		Commercial Loans
		Secured by
		Non-Owner	Real Estate-
		Occupied	Residential		Allocation for
	Commercial	Real Estate	Mortgage	Consumer	General Risk	Total
Loans:
Individually evaluated for impairment	$2,265	$7	$—	$—		$2,272
Collectively evaluated for impairment	277,187	428,267	268,595	16,391		990,440
Total loans	$279,452	$428,274	$268,595	$16,391		$992,712
Allowance for loan losses:
Specific reserve allocation	$670	$7	$—	$—	$—	$677
General reserve allocation	2,864	5,528	1,388	123	1,172	11,075
Total allowance for loan losses	$3,534	$5,535	$1,388	$123	$1,172	$11,752

	At December 31, 2020
		Commercial Loans
		Secured by
		Non-Owner	Real Estate-
		Occupied	Residential		Allocation for
	Commercial	Real Estate	Mortgage	Consumer	General Risk	Total
Loans:
Individually evaluated for impairment	$847	$8	$—	$—		$855
Collectively evaluated for impairment	304,145	400,743	249,989	16,363		971,240
Total loans	$304,992	$400,751	$249,989	$16,363		$972,095
Allowance for loan losses:
Specific reserve allocation	$96	$8	$—	$—	$—	$104
General reserve allocation	3,376	5,365	1,292	115	1,093	11,241
Total allowance for loan losses	$3,472	$5,373	$1,292	$115	$1,093	$11,345

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

	At June 30, 2021
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$2,265	$670	$—	$2,265	$2,300
Commercial loans secured by non-owner occupied real estate	7	7	—	7	29
Total impaired loans	$2,272	$677	$—	$2,272	$2,329

	At December 31, 2020
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$847	$96	$—	$847	$850
Commercial loans secured by non-owner occupied real estate	8	8	—	8	30
Total impaired loans	$855	$104	$—	$855	$880

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Average impaired balance:
Commercial	$2,420	$826	$1,895	$822
Commercial loans secured by non-owner occupied real estate	8	8	8	8
Average investment in impaired loans	$2,428	$834	$1,903	$830
Interest income recognized:
Commercial	$1	$10	$13	$22
Commercial loans secured by non-owner occupied real estate	—	—	—	—
Interest income recognized on a cash basis on impaired loans	$1	$10	$13	$22

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

	At June 30, 2021
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$122,940	$10,826	$2,136	$1,710	$137,612
Paycheck Protection Program (PPP)	48,098	—	—	—	48,098
Commercial loans secured by owner occupied real estate	91,696	923	1,123	—	93,742
Commercial loans secured by non-owner occupied real estate	396,900	27,795	3,572	7	428,274
Total	$659,634	$39,544	$6,831	$1,717	$707,726

	At December 31, 2020
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$134,186	$13,722	$3,254	$—	$151,162
Paycheck Protection Program (PPP)	58,344	—	—	—	58,344
Commercial loans secured by owner occupied real estate	92,189	2,154	1,143	—	95,486
Commercial loans secured by non-owner occupied real estate	371,815	23,980	4,948	8	400,751
Total	$656,534	$39,856	$9,345	$8	$705,743

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

	At June 30, 2021
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$267,149	$1,446	$268,595
Consumer	16,383	8	16,391
Total	$283,532	$1,454	$284,986

	At December 31, 2020
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$247,520	$2,469	$249,989
Consumer	16,356	7	16,363
Total	$263,876	$2,476	$266,352

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At June 30, 2021
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$136,766	$846	$—	$—	$846	$137,612	$—
Paycheck Protection Program (PPP)	48,098	—	—	—	—	48,098	$—
Commercial loans secured by owner occupied real estate	93,742	—	—	—	—	93,742	—
Commercial loans secured by non-owner occupied real estate	428,274	—	—	—	—	428,274	—
Real estate – residential mortgage	266,036	257	875	1,427	2,559	268,595	—
Consumer	16,349	30	4	8	42	16,391	—
Total	$989,265	$1,133	$879	$1,435	$3,447	$992,712	$—

	At December 31, 2020
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$148,023	$536	$2,603	$—	$3,139	$151,162	$—
Paycheck Protection Program (PPP)	58,344	—	—	—	—	58,344	$—
Commercial loans secured by owner occupied real estate	95,486	—	—	—	—	95,486	—
Commercial loans secured by non-owner occupied real estate	399,850	230	671	—	901	400,751	—
Real estate – residential mortgage	246,279	776	1,178	1,756	3,710	249,989	—
Consumer	16,274	82	—	7	89	16,363	—
Total	$964,256	$1,624	$4,452	$1,763	$7,839	$972,095	$—

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

10.  Non-Performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	June 30, 2021	December 31, 2020
Non-accrual loans:
Commercial and industrial	$2,251	$16
Commercial loans secured by non-owner occupied real estate	7	8
Real estate – residential mortgage	1,447	2,469
Consumer	8	7
Total	3,713	2,500

TDR’s not in non-accrual:
Commercial and industrial	14	831
Total	14	831
Total non-performing assets including TDR	$3,727	$3,331
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned	0.38%	0.34%

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

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income due in accordance with original terms	$39	$21	$61	$38
Interest income recorded	—	—	—	—
Net reduction in interest income	$39	$21	$61	$38

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

The Company had no loans modified as TDRs during the three-month period ended June 30, 2021. The following table details the loan modified as a TDR during the six-month period ended June 30, 2021 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$486	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate

The Company had no loans modified as TDRs during the three-month period ended June 30, 2020. The following table details the loan modified as a TDR during the six-month period ended June 30, 2020 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$750	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate

All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed. The specific ALL reserve for loans modified as TDRs was $150,000 and $103,000 as of June 30, 2021 and December 31, 2020, respectively.

The Company had no loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2020 and 2019 (six-month periods) and April 1, 2020 and 2019 (three-month periods), respectively, and that subsequently defaulted during these reporting periods.

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

In response to the COVID-19 pandemic, the Company remains committed to prudently working with and supporting our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. The following table presents information comparing loans which were subject to a loan modification related to COVID-19, as of June 30, 2021 and December 31, 2020. Note that the percentage of outstanding loans presented below was calculated based on loan totals excluding PPP loans. Management believes that this method more accurately reflects the concentration of COVID-19 related modifications within the loan portfolio.

	At June 30, 2021		At December 31, 2020
		% of Outstanding		% of Outstanding
	Balance	Non-PPP Loans	Balance	Non-PPP Loans
	(in thousands)		(in thousands)
CRE/Commercial	$25,792	3.8%	$47,037	7.0%
Home Equity/Consumer	3	0.0	83	0.1
Residential Mortgage	864	0.5	1,943	1.3
Total	$26,659	2.8	$49,063	5.3

The balance of loan modifications related to COVID-19 at June 30, 2021 represents a decrease of $22.4 million, or 45.7%, from the balance of loans modified for COVID-19 at December 31, 2020. In addition, this current level of borrowers requesting payment deferrals is down sharply from its peak level of approximately $200 million that occurred at June 30, 2020. As a result of these loan modifications, the Company has recorded $1.1 million of accrued interest income that has not been received as of June 30, 2021.

Borrower requested modifications primarily consist of the deferral of principal and/or interest payments for a period of three to six months. The following table presents the composition of the types of payment relief that have been granted.

	At June 30, 2021		At December 31, 2020
	Number of Loans	Balance	Number of Loans	Balance
		(in thousands)		(in thousands)
Type of Payment Relief
Interest only payments	9	$15,039	11	$26,900
Complete payment deferrals	37	11,620	59	22,163
Total	46	$26,659	70	$49,063

Management continues to carefully monitor asset quality with a particular focus on customers that have requested payment deferrals during this difficult economic time. Deferral extension requests are considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt, and issued regulatory guidance. At June 30, 2021, the COVID-19 related modifications within the commercial real estate and commercial loan portfolios are to 11 borrowers, most of which are borrowers in the hospitality industry who were granted more than one loan payment deferral plan, with loans totaling approximately $26 million. In order to properly monitor the increased credit risk associated with the modified loans, the Asset Quality Task Force is meeting at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers.

11.  Short-Term and Federal Home Loan Bank Borrowings

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At June 30, 2021
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$—	—%
FHLB Advances	2021	7,496	2.31
	2022	20,888	2.03
	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		48,149	1.86
Total short-term and FHLB borrowings		$48,149	1.86%

	At December 31, 2020
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$24,702	0.41%
FHLB Advances	2021	24,336	1.00
	2022	20,888	2.03
	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		64,989	1.48
Total short-term and FHLB borrowings		$89,691	1.19%

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

Many of our leases include both lease (e.g., minimum rent payments) and non-lease components, such as common area maintenance charges, utilities, real estate taxes, and insurance. The Company has elected to account for the variable non-lease components separately from the lease component. Such variable non-lease components are reported in net occupancy expense on the Consolidated Statements of Operations when incurred. These variable non-lease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets. The following table presents the lease cost associated with both operating and financing leases for the three and six month periods ending June 30, 2021 and 2020 (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Lease cost
Financing lease cost:
Amortization of right-of-use asset	$68	$68	$136	$135
Interest expense	27	28	54	57
Operating lease cost	29	29	58	58
Total lease cost	$124	$125	$248	$250

Certain of the Company's leases contain options to renew the lease after the initial term. Management considers the Company's historical pattern of exercising renewal options on leases and the performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020

	Operating	Financing	Operating	Financing
Weighted-average remaining term (years)	11.1	15.7	11.4	16.0
Weighted-average discount rate	3.51%	3.54%	3.49%	3.52%

The following table presents the undiscounted cash flows due related to operating and financing leases, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.

June 30, 2021
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due:
Within 1 year	$117	$318
After 1 year but within 2 years	75	320
After 2 years but within 3 years	69	271
After 3 years but within 4 years	69	252
After 4 years but within 5 years	69	214
After 5 years	487	2,669
Total undiscounted cash flows	886	4,044
Discount on cash flows	(157)	(1,039)
Total lease liabilities	$729	$3,005

December 31, 2020
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due:
Within 1 year	$120	$316
After 1 year but within 2 years	98	320
After 2 years but within 3 years	69	309
After 3 years but within 4 years	69	249
After 4 years but within 5 years	69	248
After 5 years	520	2,760
Total undiscounted cash flows	945	4,202
Discount on cash flows	(169)	(1,093)
Total lease liabilities	$776	$3,109

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of June 30, 2021 and December 31, 2020, the Company had no short-term leases.

13.  Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Net			Net
	Unrealized			Unrealized
	Gains and			Gains and
	Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$2,348	$(16,296)	$(13,948)	$2,639	$(17,469)	$(14,830)
Other comprehensive income (loss) before reclassifications	581	2,953	3,534	759	(512)	247
Amounts reclassified from accumulated other comprehensive loss	(66)	1,163	1,097	—	512	512
Net current period other comprehensive income	515	4,116	4,631	759	—	759
Ending balance	$2,863	$(12,180)	$(9,317)	$3,398	$(17,469)	$(14,071)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Net			Net
	Unrealized			Unrealized
	Gains and			Gains and
	Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$3,539	$(16,737)	$(13,198)	$1,715	$(17,886)	$(16,171)
Other comprehensive income (loss) before reclassifications	(610)	2,903	2,293	1,683	(607)	1,076
Amounts reclassified from accumulated other comprehensive loss	(66)	1,654	1,588	—	1,024	1,024
Net current period other comprehensive income (loss)	(676)	4,557	3,881	1,683	417	2,100
Ending balance	$2,863	$(12,180)	$(9,317)	$3,398	$(17,469)	$(14,071)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	June 30, 2021	June 30, 2020	statement of operations
Realized gains on sale of securities
	$(84)	$—	Net realized gains on investment securities
	18	—	Provision for income taxes
	$(66)	$—
Amortization of estimated defined benefit pension plan loss(2)
	$1,472	$648	Other expense
	(309)	(136)	Provision for income taxes
	$1,163	$512
Total reclassifications for the period	$1,097	$512

(1) Amounts in parentheses indicate credits.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 18 for additional details).

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the six	For the six
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	June 30, 2021	June 30, 2020	statement of operations
Realized gains on sale of securities
	$(84)	$—	Net realized gains on investment securities
	18	—	Provision for income taxes
	$(66)	$—
Amortization of estimated defined benefit pension plan loss(2)
	$2,094	$1,296	Other expense
	(440)	(272)	Provision for income taxes
	$1,654	$1,024
Total reclassifications for the period	$1,588	$1,024

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2021, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At June 30, 2021
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$137,411	12.79%	$126,897	11.87%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	106,804	9.94	114,217	10.68	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	118,715	11.05	114,217	10.68	6.00	8.00
Tier 1 Capital (To Average Assets)	118,715	8.89	114,217	8.64	4.00	5.00

	At December 31, 2020
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$135,777	12.93%	$125,182	11.95%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	105,653	10.06	112,965	10.78	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	117,556	11.20	112,965	10.78	6.00	8.00
Tier 1 Capital (To Average Assets)	117,556	9.29	112,965	9.03	4.00	5.00
*	Applies to the Bank only.

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

Interest Rate Swap Agreements

To accommodate the needs of our customers and support the Company’s asset/liability positioning, we may enter into interest rate swap agreements with customers and a large financial institution that specializes in these types of transactions. These arrangements involve the exchange of interest payments based on the notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into offsetting fixed rate swaps with this large financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay the large financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations.

These swaps are considered free-standing derivatives and are reported at fair value within other assets and other liabilities on the Consolidated Balance Sheets. Disclosures related to the fair value of the swap transactions can be found in Note 19.

The following table summarizes the interest rate swap transactions that impacted the Company’s first six months of 2021 and 2020 performance (in thousands, except percentages).

	At June 30, 2021
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$54,551	2.59%	Monthly	$(380)
Swap liabilities	N/A	(54,551)	(2.59)	Monthly	380
Net exposure		—	—		—

	At June 30, 2020
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$32,866	3.37%	Monthly	$(179)
Swap liabilities	N/A	(32,866)	(3.37)	Monthly	179
Net exposure		—	—		—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPA can be found in Note 19. The notional amount of the risk participation agreement outstanding at June 30, 2021 was $2.7 million.

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at June 30, 2021 and 2020. None of the Company's derivatives are designated as hedging instruments.

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

The contribution of the major business segments to the Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2021		June 30, 2021
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$12,930	$2,938	$26,090	$6,258
Wealth management	3,041	734	5,928	1,396
Investment/Parent	(1,705)	(1,964)	(3,446)	(3,865)
Total	$14,266	$1,708	$28,572	$3,789

	Three months ended		Six months ended
	June 30, 2020		June 30, 2020
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$12,385	$2,755	$23,833	$5,279
Wealth management	2,484	476	5,052	963
Investment/Parent	(1,629)	(1,812)	(3,062)	(3,414)
Total	$13,240	$1,419	$25,823	$2,828

17.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $246.2 million and $213.9 million along with standby letters of credit of $13.4 million and $13.3 million as of June 30, 2021 and December

31, 2020, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The carrying amount of the reserves for AmeriServ obiligations related to unfunded commitments and standby letters of credit was $928,000 at June 30, 2021 and $872,000 at December 31, 2020.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

18.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$427	$441	$854	$882
Interest cost	225	319	450	638
Expected return on plan assets	(992)	(817)	(1,985)	(1,634)
Recognized net actuarial loss	621	648	1,243	1,296
Settlement charge	851	—	851	—
Net periodic pension cost	$1,132	$591	$1,413	$1,182

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The Company recognized an $851,000 settlement charge in connection with its defined benefit pension plan in the second quarter and first six months of 2021. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceed a threshold of expected annual service and interest costs in the current year. So far in 2021, all employees that retired have elected to take a lump sum distribution as opposed to collecting future monthly annuity payments since the value of the lump sums is elevated due to the historically low interest rates. It is anticipated that the Company will be required to recognize additional settlement charges through year end as more people retire. However, the amounts of these future settlement charges are difficult to estimate but management believes that, in aggregate, they will not be at the high level of this initial charge. It is important to note that since the retired employees have chosen to take the lump sum payments, these individuals are no longer included in the pension plan. Therefore, the Company’s normal annual pension expense is expected to be lower in the future.

The accrued pension liability, which had a positive (debit) balance of $11.4 million, was reclassified to other assets on the Consolidated Balance Sheets as of June 30, 2021. The balance of the accrued pension liability became a positive value as a result of the $4.0 million contribution made earlier in 2021 and the revaluation of the obligation due to the recognition of the settlement charge.

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

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of June 30, 2021 and December 31, 2020, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at June 30, 2021
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$492	$492	$—	$—
Available for sale securities:
U.S. Agency	6,886	—	6,886	—
U.S. Agency mortgage-backed securities	84,824	—	84,824	—
Municipal	20,452	—	20,452	—
Corporate bonds	53,681	—	53,681	—
Interest rate swap asset (1)	1,997	—	1,997	—
Interest rate swap liability (2)	(1,997)	—	(1,997)	—
Risk participation agreement (2)	(5)	—	(5)	—

	Fair Value Measurements at December 31, 2020
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$443	$443	$—	$—
Available for sale securities:
U.S. Agency	3,152	—	3,152	—
U.S. Agency mortgage-backed securities	67,913	—	67,913	—
Municipal	20,348	—	20,348	—
Corporate bonds	52,752	—	52,752	—
Interest rate swap asset (1)	3,320	—	3,320	—
Interest rate swap liability (2)	(3,320)	—	(3,320)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At June 30, 2021, collateral-based impaired loans with a carrying value of $7,000 were reduced by a specific valuation allowance totaling $7,000 resulting in a net fair value of zero. At December 31, 2020, collateral-based impaired loans with a carrying value of $266,000 were reduced by a specific valuation allowance totaling $8,000 resulting in a net fair value of $258,000.

Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

Fair Value Measurements
June 30, 2021	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$—	$—	$—	$—

	Fair Value Measurements
December 31, 2020	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$258	$—	$—	$258

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
June 30, 2021	Fair Value	Techniques	Input	Range (Wgtd Ave)
Impaired loans	$—	Appraisal of	Appraisal	100% (100%)
		collateral (1)	adjustments(2)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2020	Fair Value	Techniques	Input	Range (Wgtd Ave)
Impaired loans	$258	Appraisal of	Appraisal	0% to 100% (3%)
		collateral (1)	adjustments(2)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on US GAAP measurements and recorded carrying values at June 30, 2021 and December 31, 2020, for the remaining financial instruments not required to be measured or reported at fair value were as follows:

	June 30, 2021
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$53,552	$55,891	$—	$52,892	$2,999
Loans held for sale	153	157	157	—	—
Loans, net of allowance for loan loss and unearned income	980,960	985,516	—	—	985,516
FINANCIAL LIABILITIES:
Deposits with stated maturities	311,236	314,093	—	—	314,093
All other borrowings (1)	68,673	72,784	—	—	72,784

	December 31, 2020
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$44,222	$47,106	$—	$44,108	$2,998
Loans held for sale	6,250	6,428	6,428	—	—
Loans, net of allowance for loan loss and unearned income	960,750	969,433	—	—	969,433
FINANCIAL LIABILITIES:
Deposits with stated maturities	311,064	314,845	—	—	314,845
All other borrowings(1)	85,493	90,907	—	—	90,907
(1)	All other borrowings include advances from Federal Home Loan Bank, guaranteed junior subordinated deferrable interest debentures, and subordinated debt.

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

21.  Branch Aquisition

On May 21, 2021, AmeriServ Financial Bank, the Company’s wholly owned banking subsidiary, completed its previously announced acquisition of the branch and deposit customers of Citizen’s Neighborhood Bank (CNB), an operating division of Riverview Bank, located in Meyersdale, Pennsylvania and the deposit customers of CNB at the branch located in Somerset, Pennsylvania. On this date, the Meyersdale branch continued in operation under the AmeriServ name while the Somerset branch customers were transferred to the neighboring full service AmeriServ office at 108 West Main Street. Pursuant with the terms of the purchase and assumption agreement, the related deposits, totaling approximately $42 million, were acquired for a 3.71% deposit premium, or $1.6 million.

The acquisition was accounted for under the acquisition method of accounting as prescribed by FASB Accounting Standards Codification 805, Business Combinations, as amended. Accordingly, the acquisition’s results of operations have been included in the Company’s results of operations as of the date of acquisition. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition.

In accordance with the purchase and assumption agreement, the purchase price of the real property (i.e. premise and equipment) was equal to the net book value as of the date of acquisition. The Company determined that the net book value was a reasonable proxy of fair value based on review of appraisals on record at Riverview Bank. The Company engaged a consultant to assist in the valuation of the core deposit intangible asset and fair value of certificates of deposit. Core deposits include demand deposits, interest-bearing checking, money market, and savings accounts. The core deposit intangible value assigned to the acquired deposits was determined using the income approach and represents the future economic benefit of the potential cost savings from acquiring those core deposits compared to the cost of obtaining generally higher cost FHLB borrowings. Certificates of deposit (CDs) are not considered to be core deposits as they typically are less stable and generally do not have an all-in favorable funding advantage to alternative funding sources. The fair value of CDs represents the present value of the certificates’ expected contractual payments discounted by market rates for similar CDs.

The following table reflects the basis of assets acquired and liabilities assumed from Riverview Bank as of the acquisition date (in thousands).

Consideration received
Cash received		$40,154

Fair value of assets acquired
Cash and cash equivalents	$258
Loans	36
Premises and equipment	158
Core deposit intangible	177
Other assets	19
		648
Fair value of liabilities assumed
Deposits	(42,432)
Other liabilities	(37)
		(42,469)

Total fair value of identifiable net assets		(41,821)

Goodwill resulting from acquisition		$1,667

The Company recorded goodwill and other intangibles associated with the acquisition of the Meyersdale and Somerset branches from Riverview Bank totaling $1.8 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the six months ended June 30, 2021. The carrying amount of the goodwill at June 30, 2021 related to the Riverview branch acquisition was $1.7 million.

Identifiable intangible assets are amortized to their estimated residual values over their expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the six months ended June 30, 2021, no such adjustments were recorded. The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over a ten-year useful life. The gross carrying amount of the core deposit intangible at June 30, 2021 was $177,000 with $3,000 accumulated amortization as of that date.

The amount of revenue of the acquired business since the acquisition date, and the pro-forma results of operations, are not material to the financial statements.

As of June 30, 2021, the current year and estimated future amortization expense for the core deposit intangible associated with the Riverview branch acquisition is as follows (in thousands):

2021	$19
2022	30
2023	27
2024	24
2025	21
After five years	56
$177

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

…..2021 SECOND QUARTER SUMMARY OVERVIEW…..AmeriServ reported second quarter 2021 net income of $1,708,000, or $0.10 per diluted common share. This represents a 20.4%, or $289,000, increase from the second quarter of 2020 when net income totaled $1,419,000, or $0.08 per share.

While the second quarter of 2021 trailed the first quarter of 2021 by $373,000, it was stronger than any other quarter as far back as the second quarter of 2019 before the pandemic. It is our view that the 2021 second quarter represents another important step in the recovery from the pandemic based on the lockdown in 2020.

Net interest income was at the highest level in more than two years with a record level of loans. Over $60 million of these loans were a part of the Small Business Administration (SBA) Payroll Protection Program (PPP) which sought to stimulate the economic recovery process. Traditional loan products continued the increases that began late in 2020 and increased by $25 million or 2.8% during the second quarter of 2021. AmeriServ also continued to support borrowers who are disadvantaged by the slow economic recovery. The Federal Reserve continues to encourage community banks, such as AmeriServ, to aid these victims of forces well beyond their control.

Perhaps the most positive news for the second quarter is the continued growth of deposits. For the year 2020, deposits increased by over $94 million. But in just two quarters of 2021, the increase has totaled another $114 million. Admittedly, approximately $42 million of the total came from the acquisition of deposits from two branches in Somerset County. For the first time in the history of the franchise, deposits have exceeded $1 billion for five consecutive quarters. Thrifty western Pennsylvanians are building their reserve fund. In a tribute to its safety and soundness, AmeriServ continues to be their rainy day fund depository.

AmeriServ has been at the forefront of residential mortgage loans. As families strive to protect their need for housing, AmeriServ is following up a record year in 2020, as 2021 will probably be the second strongest year ever. To add to our Banking for Life pledge, the AmeriServ Wealth Management group is laying the foundation for another record year. One of our most used services is Retirement Planning which includes our unique Pathroad investment products that many of our friends and neighbors utilize to enjoy a worry free retirement.

This Board and this management team understand that these are unusual times throughout the nation. Many of our employees are continuing to work on a remote basis. The process of returning to normalcy is well underway within the limitations and restrictions governmental authorities set forth. It is these same employees who managed a seamless integration of two Somerset County branch banks into AmeriServ. This acquisition strengthens our brand in Somerset County and along the Maryland border.

We believe the recovery at AmeriServ is well demonstrated by our record so far in 2021. Earnings per share in the first two quarters of 2021 surpass the same two quarters in 2020 by 30%. Both loans and deposits are at historic record levels. Residential mortgage activity remains strong. The Wealth Management group is already more than 40% above its net contributions to the Corporation during the first six months of 2020, the strongest previous year on record.

Challenges continue to exist, such as the age old challenge of balancing risk against reward, which is the very nature of the finance and commerce business. The ground rules of the pandemic continue to be a challenge. However, our goals remain unchanged. It is to provide our markets with the very best in banking and wealth management services based on a safe and sound financial institution. We approach these challenges as just another test. We are also pleased that AmeriServ has maintained its quarterly common stock dividend and met all debt service requirements on our Trust Preferred shares and our subordinated debt issue.

THREE MONTHS ENDED JUNE 30, 2021 VS. THREE MONTHS ENDED JUNE 30, 2020

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	June 30, 2021	June 30, 2020
Net income	$1,708	$1,419
Diluted earnings per share	0.10	0.08
Return on average assets (annualized)	0.51%	0.46%
Return on average equity (annualized)	6.46%	5.63%

The Company reported net income of $1,708,000, or $0.10 per diluted common share. This earnings performance represented a $289,000, or 20.4%, increase from the second quarter of 2020 when net income totaled $1,419,000, or $0.08 per diluted common share. During the second quarter of 2021, the Company continued to achieve record levels of both loans and deposits. Excluding PPP loan activity, growth in both commercial real estate loans and residential mortgage loans caused our total loan portfolio to increase by $25 million, or 2.8%, during the second quarter of 2021. Our second quarter also included the successful completion of our Somerset County branch acquisition which provided AmeriServ Financial with approximately $42 million of additional deposits. The Company will be able to utilize $33 million of these deposits to replace higher cost institutional deposits that mature during the third quarter of 2021, which will result in a meaningful reduction in our future interest expense. Additionally, the diversification of our revenue streams continues to be a strength for our Company as 31% of our second quarter revenue came from non-interest income sources, which included record contributions from our strong wealth management businesses. As a result of this good earnings momentum and our diligent and continuing focus on asset quality, the Company is well positioned for the second half of 2021.

…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company’s net interest income performance for the second quarter of 2021 to the second quarter of 2020 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	June 30, 2021	June 30, 2020	Change	% Change
Interest income	$11,838	$12,061	$(223)	(1.8)%
Interest expense	1,971	2,588	(617)	(23.8)
Net interest income	$9,867	$9,473	$394	4.2
Net interest margin	3.13%	3.30%	(0.17)%	N/M

N/M — not meaningful

The Company’s net interest income in the second quarter of 2021 increased by $394,000, or 4.2%, from the prior year’s second quarter while the net interest margin of 3.13% was 17 basis points lower than the net interest margin of 3.30% for the second quarter of 2020. The second quarter of 2021 results were indicative of the Company’s effective execution of strategies as a solid economic recovery is underway in our core markets and we work to meet the challenges of the current low interest rate environment. The economy continued to demonstrate improvement during the second quarter as the COVID-19 vaccine was more widely distributed and some businesses began to operate at full capacity while consumers also experienced more normalcy as social restrictions dissipated. The Company continued to experience robust balance sheet growth as both total loans and total deposits reached new record levels due to business development efforts and the impact from the government stimulus programs. Total deposit volumes were also positively impacted from the previously disclosed Somerset County branch acquisition which the Company successfully completed on May 21, 2021. Net interest income improved as fee income from existing PPP loan forgiveness and new fee income from the most recently completed second round of this program, that was implemented earlier in 2021, more than offset net interest margin pressure from the low interest rate environment. Also, the growth experienced in our commercial real estate portfolio resulted in traditional loan fee income increasing by $244,000 for the second quarter of 2021 when compared to the same time period from last year. The low interest rate environment is positively impacting deposit and borrowings interest expense cost. As a result, total interest expense decreased significantly more than the decrease in total interest income, resulting in net interest income increasing for the second quarter of 2021, compared to last year. Overall, the increase to net interest income, a higher level of non-interest income, and a reduced loan loss provision more than offset a higher level of non-interest expense resulting in an improved earnings performance for the second quarter of 2021.

The average balance of total interest earning assets for the second quarter of 2021 continued to grow and is now $114 million, or 10.0%, higher than the second quarter of 2020. Likewise, on the liability side of the balance sheet, total average deposits for the second quarter increased by $129 million, or 12.5%, since last year. As stated previously, total loans reached a new record level and averaged $991.5 million in the second quarter of 2021 which is $79.0 million, or 8.7%, higher than the $912.5 million average for the second quarter of 2020. The solid economic recovery was evident in our lending activity as we continued to experience commercial loan growth during the second quarter of 2021. Commercial loan pipelines had returned to pre-COVID levels earlier this year and remained at that level through the end of this reporting period. Strong residential mortgage loan production also continued through the second quarter of 2021. The Company revised strategy in 2021 and retained a higher percentage of our residential mortgage loan production in the loan portfolio as opposed to selling into the secondary market. In the second quarter of 2021, the Company retained approximately 91% of total residential mortgage loan production in the loan portfolio. This compares to a retention of approximately 32% in the second quarter of 2020. This strategic change allowed us to more profitably deploy a portion of the increased liquidity that we have on our balance sheet that resulted from the significant influx of deposits. Additionally, loan volumes were positively impacted by the previously mentioned second round of the 100% guaranteed PPP loans. Overall, the combination of growth in traditional loan products and our participation in the latest round of the PPP resulted in total loans reaching a record level.

The Company remains committed to prudently working with and supporting our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. All of these borrowers are those that have requested more than one payment deferral plan. Borrower requested modifications primarily consist of the deferral of principal and/or interest payments for a period of three to six months. On June 30, 2021, loans totaling approximately $26.7 million, or 2.7% of total loans, were on a payment modification plan. These loans include 11 commercial borrowers primarily in the hospitality industry. This current level of borrowers requesting payment deferrals is down sharply from its peak level of approximately $200 million as of June 30, 2020. Management continues to carefully monitor asset quality with a particular focus on these customers that have requested payment deferrals. Deferral extension requests are considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt and issued regulatory guidance.

Total investment securities averaged $212.3 million for the second quarter of 2021, which is $25.0 million, or 13.4%, higher than the $187.3 million average for the second quarter of 2020. The Company continues to be selective when purchasing securities due to the low interest rate environment. However, the yield curve began to steepen during the latter part of the first quarter and held this position through the end of May as the long end of the U.S. Treasury yield curve increased while the short end of the curve remained relatively stable. This resulted in improved yields for federal agency mortgage-backed securities and federal agency bonds, and management decided to add more of these investments to our portfolio. Similar to our change in strategy to retain more residential mortgage loan production in our loan portfolio, the steeper yield curve provided the opportunity to more profitably deploy a portion of the increased liquidity on our balance sheet into the securities portfolio as opposed to leaving these funds in low yielding federal funds sold. This redeployment of funds also resulted in securities growing between years. The Company also continued to purchase corporate securities, particularly subordinated debt issued by other financial institutions, along with taxable municipal securities.

Similar to what is occurring across the financial services industry, our liquidity position continues to be very strong due to the significant influx of deposits. The challenges this increased liquidity presents are twofold. First, there is uncertainty regarding the duration that these increased funds will remain on the balance sheet which will be determined by customer behavior as the economic conditions change. The second challenge is to profitably deploy this increased liquidity given the current low yields on short-term investment products. As a result, short-term investment balances averaged $50.4 million in the second quarter of 2021, which remains high by historical standards. Therefore, future loan growth and continued prudent investment in securities are critical to achieve the best return on the excess funds. Overall, total interest income on both loans and investments decreased by $223,000, or 1.8%, between years despite increased volume.

Total interest expense for the second quarter of 2021 decreased by $617,000, or 23.8%, when compared to the second quarter of 2020, due to lower levels of both deposit and borrowing interest expense. Deposit interest expense was lower by $563,000, or 30.1%, despite the previously mentioned record increase in deposits that occurred reflecting new deposit inflows as well as the loyalty of the bank’s core deposit base. Management continued to effectively execute several deposit product pricing reductions in order to address the net interest margin challenges presented by the low interest rate environment. As a result, the Company experienced deposit cost relief. Specifically, our total deposit cost averaged 0.45% in the second quarter of 2021 compared to 0.73% in the second quarter of 2020, representing a meaningful decrease of 28 basis points. Management expects to utilize $33 million of the additional deposits from the Somerset County branch acquisition to replace institutional funds that have an interest cost of 2.95% later during the third quarter of 2021, which will result in further deposit interest cost savings. Overall, the Company’s loan to deposit ratio averaged 85.1% in the second quarter of 2021, which we believe indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to provide the necessary assistance to our customers and our community as they recover from the COVID-19 pandemic and respond to an improving economy.

The Company experienced a $54,000, or 7.5%, decrease in the interest cost of borrowings in the second quarter of 2021 when compared to the second quarter of 2020. The current strong liquidity position has allowed the Company to paydown Federal Home Loan Bank (FHLB) advances, which typically cost more than similar term deposit products. On an end of period basis, at June 30, 2021, total FHLB advances were $48.1 million, which is $14.2 million, or 22.8%, lower than the June 30, 2020 level.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three month periods ended June 30, 2021 and 2020 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended June 30, 2021 and 2020 was $5,000 and $6,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended June 30 (In thousands, except percentages)

	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$991,527	$10,288	4.12%	$912,541	$10,454	4.55%
Short-term investments and bank deposits	50,357	11	0.09	40,446	99	0.97
Investment securities – AFS	162,282	1,171	2.89	145,579	1,159	3.20
Investment securities – HTM	50,050	373	2.98	41,709	355	3.35
Total investment securities	212,332	1,544	2.91	187,288	1,514	3.24
Total interest earning assets/interest income	1,254,216	11,843	3.77	1,140,275	12,067	4.22
Non-interest earning assets:
Cash and due from banks	17,770			17,586
Premises and equipment	17,805			18,545
Other assets	75,267			70,657
Allowance for loan losses	(11,876)			(9,373)
TOTAL ASSETS	$1,353,182			$1,237,690
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$213,968	$59	0.11%	$172,786	$118	0.29%
Savings	125,545	43	0.14	102,505	34	0.13
Money markets	269,814	170	0.25	230,863	212	0.37
Time deposits	339,331	1,034	1.22	346,314	1,505	1.75
Total interest bearing deposits	948,658	1,306	0.55	852,468	1,869	0.88
Short-term borrowings	—	—	—	4,245	4	0.34
Advances from Federal Home Loan Bank	50,469	227	1.83	59,786	276	1.86
Guaranteed junior subordinated deferrable interest debentures	13,085	281	8.57	13,085	281	8.57
Subordinated debt	7,650	130	6.80	7,650	130	6.80
Lease liabilities	3,766	27	2.85	3,977	28	2.84
Total interest bearing liabilities/interest expense	1,023,628	1,971	0.77	941,211	2,588	1.10
Non-interest bearing liabilities:
Demand deposits	216,223			183,352
Other liabilities	7,322			11,791
Shareholders’ equity	106,009			101,336
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,353,182			$1,237,690
Interest rate spread			3.00			3.12
Net interest income/ Net interest margin (non-GAAP)		9,872	3.13%		9,479	3.30%
Tax-equivalent adjustment		(5)			(6)
Net Interest Income (GAAP)		$9,867			$9,473

…..PROVISION FOR LOAN LOSSES…..The Company recorded a $100,000 provision expense for loan losses in the second quarter of 2021 as compared to a $450,000 provision expense in the second quarter of 2020. The 2021 provision reflects an improved credit quality outlook for the overall portfolio as both classified and criticized asset levels as well as non-accrual loan balances have demonstrated improvement during the second quarter. This is a reflection of the Company’s loan officers working effectively with our customers as the economy improves and as businesses begin to open to full capacity. The Company, however, continues to believe that a strong allowance for loan losses is needed until certain borrowers have fully recovered from the COVID-19 pandemic. Overall, non-performing assets remain well controlled and totaled $3.7 million, or 0.38% of total loans, at June 30, 2021 compared to $3.3 million, or 0.34% of total loans, at December 31, 2020. The Company experienced net loan recoveries of $21,000, or 0.01% of total loans, in the second quarter of 2021 which compares favorably to net loan charge-offs of $85,000, or 0.04% of total loans, in the second quarter of 2020. Since the end of the second quarter of 2020, the balance of the allowance for loan losses increased by $2.1 million, or 21.2%, to $11.8 million at June 30, 2021. Management continues to carefully monitor asset quality with a particular focus on loan customers that have requested an additional payment deferral. The Asset Quality Task Force is meeting at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers. In summary, the allowance for loan losses provided 315% coverage of non-performing assets, and 1.18% of total loans, at June 30, 2021, compared to 341% coverage of non-performing assets, and 1.16% of total loans, at December 31, 2020. The reserve coverage of total loans, excluding PPP loans, was 1.24% (non-GAAP) at June 30, 2021. The Small Business Administration guarantees 100% of the PPP loans made to eligible borrowers which minimizes the level of credit risk associated with these loans. See the reconciliation of the non-GAAP measure of the reserve coverage of total loans, excluding PPP loans, within the Allowance for Loan Losses Section of the MD&A.

…..NON-INTEREST INCOME….. Non-interest income for the second quarter of 2021 totaled $4.4 million and increased by $632,000, or 16.8%, from the second quarter of 2020 performance. Factors contributing to the higher level of non-interest income for the quarter included:

●	a $551,000, or 22.3%, increase in wealth management fees as the entire wealth management group has performed exceptionally well through the pandemic, actively working with clients to increase the value of their holdings in the financial markets and adding new business. The fair market value of wealth management assets has increased for the fifth consecutive quarter and is now in excess of $2.6 billion and improved from the early pandemic fair market value low point at March 31, 2020, exceeding by 31.8%;
●	a $213,000, or 63.6%, decrease in net gains on loans held for sale due to the Company’s revised strategy to retain a higher percentage of our residential mortgage loan production in the loan portfolio as opposed to selling into the secondary market;
●	a $142,000, or 29.1%, increase in other income primarily due to higher interchange fee income that resulted from increased usage of debit cards as the pandemic caused consumers to increase online purchases and many businesses to implement contactless services by not accepting cash due to health safety concerns. Another indication that consumers are becoming more active and increasing their spending habits is service charges on deposit accounts comparing favoraby by $48,000, or 27.3%;
●	the Company recognized an $84,000 gain on investment security sales in 2021 as compared to last year when no securities were sold; and
●	a $66,000, or 43.4%, increase in bank owned life insurance income as a result of a financial floor taking hold which caused increased earnings and a higher rate of return on certain policies.

…..NON-INTEREST EXPENSE….. Non-interest expense for the second quarter of 2021 totaled $12.0 million and increased by $1.0 million, or 9.4%, from the prior year’s second quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	a $687,000, or 48.4%, increase in other expense primarily due to the recognition of an $851,000 settlement charge in connection with the Company’s defined benefit pension plan, which is described in Note 18, Pension Benefits;
●	a $248,000, or 3.7%, increase in salaries and employee benefits expense. Factors causing the increase included greater incentive compensation primarily due to commissions earned as a result of the strong residential mortgage loan production and incentives earned from the good performance in the wealth management division. Also contributing to the higher salaries and employee benefits expense was increased health care costs and the normal annual employee merit salary increases;
●	a $73,000, or 32.9%, decrease in supplies, postage, and freight expense as the majority of the personal protective equipment to protect our employees and customers during the pandemic was purchased last year;
●	a $65,000, or 4.9%, increase in professional fees resulted from an increased level of outside professional services related costs and increased fees due to the PPP lending activity; and
●	a $25,000, or 19.2%, increase in FDIC deposit insurance expense due to an increase in the asset assessment base.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $420,000, or an effective tax rate of 19.7%, in the second quarter of 2021. This compares to an income tax expense of $365,000, or an effective tax rate of 20.5%, for the second quarter of 2020. The lower effective tax rate in 2021 is primarily due to an increase in tax-free bank owned life insurance income.

SIX MONTHS ENDED JUNE 30, 2021 VS. SIX MONTHS ENDED JUNE 30, 2020

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Net income	$3,789	$2,828
Diluted earnings per share	0.22	0.17
Return on average assets	0.58%	0.47%
Return on average equity	7.24	5.66

For the six-month period ended June 30, 2021, the Company reported net income of $3,789,000, or $0.22 per diluted common share. This earnings performance was a $961,000 improvement from the six-month period of 2020 when net income totaled $2,828,000, or $0.17 per diluted common share. The earnings per share performance for the six-month period of 2021 increased 29.4% when compared to the six-month period of 2020. Overall, increased net interest income, a higher level of non-interest income, and a reduced loan loss provision more than offset a higher level of non-interest expense resulting in an improved earnings performance for the first six months of 2021.

…..NET INTEREST INCOME AND MARGIN….. The following table compares the Company’s net interest income performance for the first six months of 2021 to the first six months of 2020 (in thousands, except percentages):

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	Change	% Change
Interest income	$23,607	$24,005	$(398)	(1.7)%
Interest expense	4,048	5,781	(1,733)	(30.0)
Net interest income	$19,559	$18,224	$1,335	7.3
Net interest margin	3.18%	3.26%	(0.08)%	N/M

N/M — not meaningful

The Company’s net interest income in the first six months of 2021 increased by $1.3 million, or 7.3%, when compared to the first six months of 2020. The Company’s net interest margin of 3.18% for the first half of 2021 declined by eight basis points from the prior year’s first six-month time period. Total average earning assets increased in the first half of 2021 by $117.9 million, or 10.6%, due to growth in total loans, short term investments and investment securities. Both non-interest and interest bearing deposits increased resulting in less reliance on higher cost borrowed funds.

Overall, total interest expense decreased significantly more than the decrease in total interest income, resulting in net interest income increasing for the year-to-date time period of 2021, compared to last year.

Total loans averaged $986.7 million in the first half of 2021 which was $91.9 million, or 10.3%, higher than the 2020 first six-month average. As previously mentioned, the solid economic recovery was evident in our lending activity as we continued to experience commercial loan growth throughout the first six months of 2021. Strong residential mortgage loan production also continued through the first half of 2021. Residential mortgage loan production totaled $57.7 million in the first six months of 2021 and improved by 4.3% from the production level of $55.3 million achieved in the first half of 2020. The Company revised strategy in 2021 and retained a higher percentage of our residential mortgage loan production in the loan portfolio as opposed to selling into the secondary market. In the first half of 2021, the Company retained approximately 71% of total residential mortgage loan production in the loan portfolio. This compares to a retention of approximately 26% in the first half of 2020. This strategic change allowed us to more profitably deploy a portion of the increased liquidity that we have on our balance sheet. Additionally, loan volumes were positively impacted by the second round of PPP loans, which was announced in late December 2020 as part of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and implemented during the middle of January 2021. The Company processed 264 PPP loans totaling $32.3 million from the second round of this program which ended in May 2021. Also, the Company recorded a total of $1.7 million of processing fee income and interest income from PPP lending activity through six months of 2021, which is $637,000 higher than the 2020 level. The combination of growth in traditional loan products and our participation in the latest round of the PPP resulted in total loans reaching a record level. This growth resulted in traditional loan fee income increasing by $180,000, or 39.4%, for the first six months of 2021 when compared to the same time period from last year. Finally, on an end of period basis, excluding total PPP loans, the total loan portfolio grew by approximately $83.4 million, or 9.7%. since the end of the second quarter of 2020.

Total investment securities averaged $201.4 million for the first six months of 2021, which is $14.9 million, or 8.0%, higher than the $186.5 million average for the first six months from last year. The Company continues to be selective in 2021 when purchasing securities due to the low interest rate environment. However, the yield curve began to steepen during the latter part of the first quarter and held this position through the end of May as the long end of the U.S. Treasury yield curve increased while the short end of the curve remained relatively stable. This resulted in improved yields for federal agency mortgage-backed securities and federal agency bonds, and management decided to add more of these investments to our portfolio. Similar to the result of our change in strategy to retain more residential mortgage loan production in our loan portfolio, the steeper yield curve provided the opportunity to more profitably deploy a portion of the increased liquidity on our balance sheet into the securities portfolio as opposed to leaving these funds in low yielding federal funds sold. This redeployment of funds also resulted in securities growing between years. The Company continued to purchase corporate securities, particularly subordinated debt issued by other financial institutions, along with taxable municipal securities.

During the first quarter of 2021, the President signed into law another round of economic stimulus as part of the American Rescue Plan Act of 2021. The stimulus checks delivered to most Americans and the financial assistance provided to municipalities and school districts as part of this program contributed to total deposits increasing significantly and, similar to the loan portfolio, reaching a record level. Our deposit balances were also positively impacted in the second quarter of 2021 by the Somerset County branch acquitision, which provided approximately $42 million of additional deposits. As a result of this robust deposit growth, the Company’s liquidity position has been increasing and is exceptionally strong. Therefore, the challenge exists to profitably deploy this increased liquidity given the current low yields on short-term investment products. The significant influx of deposits onto the balance sheet resulted in short-term investment balances averaging $40.6 million for the first six months of 2021, which remains high by historical standards. Management expects to utilize $33 million of this short-term liquidity during the third quarter of 2021 to repay maturing institutional deposits that have an interest cost of 2.95% which is expected to result in a meaningful reduction in our future interest expense. Overall, for the first half of 2021, total interest income on both loans and investments decreased by $398,000, or 1.7%, between years despite the increased volumes.

Total interest expense for the first six months of 2021 decreased by $1.7 million, or 30.0%, when compared to 2020, due to lower levels of both deposit and borrowing interest expense. Through six months, deposit interest expense in 2021 is lower by $1.6 million, or 37.4%, despite the previously mentioned increase in the level of deposits. The deposit growth reflects new deposit inflows as well as the loyalty of the bank’s core deposit base. Management continued to effectively execute several deposit product pricing reductions to address the net interest margin challenges presented by the low interest rate environment. As a result, the Company experienced deposit cost relief. Specifically, our total deposit cost averaged 0.48% in the first half of 2021 compared to 0.86% in the first half of 2020, representing a meaningful decrease of 38 basis points. As previously mentioned, the Company is planning to use a significant portion of the additional deposits from the branch acquisition to replace higher cost funds later during the third quarter of 2021, which will result in further deposit interest cost savings. Total borrowings interest expense in 2021 is lower by $114,000, or 7.8%, compared to the same time frame in 2020. The current strong liquidity position has allowed the Company to paydown Federal Home Loan Bank (FHLB) advances, which typically cost more than similar term deposit products. In the first half of 2021, total average short-term borrowings and advances from FHLB were $55.3 million, a decrease of $5.8 million, or 9.5%, from the same period during 2020.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the six month periods ended June 30, 2021 and 2020. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 41. The tax equivalent adjustments to interest income on loans and municipal securities for the six months ended June 30, 2021 and 2020 was $10,000 and $13,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Six months ended June 30 (In thousands, except percentages)

	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$986,702	$20,620	4.17%	$894,819	$20,793	4.62%
Short-term investments and bank deposits	40,605	19	0.09	29,486	175	1.17
Investment securities – AFS	154,100	2,259	2.93	145,071	2,342	3.23
Investment securities – HTM	47,289	719	3.04	41,467	708	3.41
Total investment securities	201,389	2,978	2.96	186,538	3,050	3.27
Total interest earning assets/interest income	1,228,696	23,617	3.85	1,110,843	24,018	4.31
Non-interest earning assets:
Cash and due from banks	17,921			18,337
Premises and equipment	17,894			18,569
Other assets	72,763			69,447
Allowance for loan losses	(11,729)			(9,345)
TOTAL ASSETS	$1,325,545			$1,207,851
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$204,970	$119	0.12%	$169,926	$360	0.43%
Savings	120,588	81	0.14	99,836	75	0.15
Money markets	263,548	342	0.26	230,350	676	0.59
Time deposits	339,275	2,166	1.29	344,131	3,216	1.88
Total interest bearing deposits	928,381	2,708	0.59	844,243	4,327	1.03
Short-term borrowings	590	1	0.12	3,576	16	0.88
Advances from Federal Home Loan Bank	54,709	464	1.71	57,539	560	1.98
Guaranteed junior subordinated deferrable interest debentures	13,085	561	8.57	13,085	561	8.57
Subordinated debt	7,650	260	6.80	7,650	260	6.80
Lease liabilities	3,803	54	2.84	3,985	57	2.85
Total interest bearing liabilities/interest expense	1,008,218	4,048	0.81	930,078	5,781	1.25
Non-interest bearing liabilities:
Demand deposits	205,764			165,096
Other liabilities	6,093			12,203
Shareholders’ equity	105,470			100,474
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,325,545			$1,207,851
Interest rate spread			3.04			3.06
Net interest income/ Net interest margin (non-GAAP)		19,569	3.18%		18,237	3.26%
Tax-equivalent adjustment		(10)			(13)
Net Interest Income (GAAP)		$19,559			$18,224

…..PROVISION FOR LOAN LOSSES…..For the first six months of 2021, the Company recorded a $500,000 provision expense for loan losses compared to a $625,000 provision expense recorded in the first six months of 2020. The 2021 provision reflects an improved credit quality outlook for the overall portfolio as both classified and criticized asset levels as well as non-accrual loan balances have demonstrated improvement. The Company experienced low net loan charge-offs of $93,000, or 0.02% of total loans, in the first half of 2021 which compare favorably to net loan charge-offs of $205,000, or 0.05% of total loans, for the first half of 2020. Since the end of the second quarter of 2020, the balance of the allowance for loan losses increased by $2.1 million, or 21.2%, to $11.8 million at June 30, 2021. Management continues to carefully monitor asset quality with a particular focus on loan customers that have requested payment deferral. The Asset Quality Task Force is meeting at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers.

…..NON-INTEREST INCOME….. Non-interest income for the first six months of 2021 totaled $9.0 million and increased by $1.4 million, or 18.6%, from the first six months of 2020 performance. Factors contributing to the higher level of non-interest income for the six-month period included:

●	an $869,000, or 17.3%, increase in wealth management fees as the entire wealth management group has performed exceptionally well through the pandemic, actively working with clients to increase the value of their holdings in the financial markets and adding new business;
●	a $273,000, or 98.6%, increase in bank owned life insurance income due to the receipt of a $159,000 death claim early in the year as well as 2021 income being positively impacted by a financial floor taking hold which caused increased earnings and a higher rate of return on certain policies;
●	a $222,000, or 22.4%, increase in other income primarily due to higher interchange fee income that resulted from increased usage of debit cards as the pandemic caused consumers to increase online purchases and many businesses to implement contactless services by not accepting cash due to health safety concerns; and
●	the Company recognized an $84,000 gain on investment security sales in 2021 as compared to last year when no securities were sold.

…..NON-INTEREST EXPENSE….. Non-interest expense for the first six months of 2021 totaled $23.3 million and increased by $1.7 million, or 7.9%, from the prior year’s first six months. Factors contributing to the higher level of non-interest expense for the six-month period included:

●	an $812,000, or 30.7%, increase in other expense primarily due to the recognition of an $851,000 settlement charge in connection with the Company’s defined benefit pension plan, which is described in Note 18, Pension Benefits. Other items that contributed to the higher level of other expense were costs for the branch acquisition which totaled $303,000 for the first six months of 2021 and the Company recognizing $56,000 of expense associated with the unfunded commitment reserve so far in 2021 which represents a $223,000 unfavorable shift from the credit balance of $167,000 in 2020;
●	a $485,000, or 3.6%, increase in salaries and employee benefits expense due to several factors. Factors causing the increase included greater incentive compensation primarily due to commissions earned as a result of the strong residential mortgage loan production and incentives earned from the good performance in the wealth management division. Also contributing to the higher salaries and employee benefits expense was increased health care costs and employee merit salary increases;
●	a $225,000, or 9.1%, increase in professional fees resulted from an increased level of outside professional services related costs and increased fees due to the PPP lending activity;
●	an $154,000, or 98.7%, increase in FDIC deposit insurance expense due to an increase in the asset assessment base and the benefit of the Small Bank Assessment Credit being fully utilized in the first quarter of 2020; and
●	a $73,000, or 18.2%, decrease in supplies, postage, and freight expense as the majority of the personal protective equipment to protect our employees and customers during the pandemic was purchased last year.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $940,000, or an effective tax rate of 19.9%, in the first six months of 2021. This compares to an income tax expense of $731,000, or an effective tax rate of 20.5%, for the first six months of 2020.

…..SEGMENT RESULTS.…..The community banking segment reported a net income contribution of $2,938,000 in the second quarter of 2021 and $6,258,000 for the six months of 2021 which was higher by $183,000 from the second quarter of last year and by $979,000 from the net income contribution for the six months of 2020. The improvement between years in both time periods is due to a higher level of total revenue and a reduced loan loss provision which more than offset an increased level of non-interest expense. Net interest income improved between years as the reduction to total interest expense more than offset the reduction to total interest income. The unfavorable impact that the lower interest rate environment had on the Company’s net interest margin performance more than offset the favorable impact of commercial real estate loan growth which correspondingly resulted in loan charge income increasing in both time periods. Also, loan growth was favorably impacted by the Company retaining more residential mortgage loans in the portfolio as opposed to selling in the secondary market. This growth more than offset payoff activity and maturities in the commercial & industrial loan portfolio. Additionally, PPP processing fee income and interest income totaled $765,000 for the quarter and $1,662,000 for the six months, which was lower by $260,000 for the quarter but higher by $637,000 for the six months. Overall, total loan interest income decreased by $165,000 for the quarter and by $170,000 for the six month time period. Favorably impacting net interest income was this segment experiencing deposit cost relief as total deposit interest expense decreased in both time periods between years due to management’s action to lower pricing of several deposit products, given the low interest rate environment. The decrease to total deposit interest expense occurred even though total deposits reached another record level which is described previously in the MD&A. The Company recorded a $100,000 provision expense for loan losses for the second quarter of 2021 compared to a $450,000 provision in the second quarter of 2020 and a $500,000 provision expense for the first six months of 2021 compared to a $625,000 provision expense in 2020. This was discussed previously in the Provision for Loan Losses sections within this document. The continued strong level of residential mortgage loan activity in 2021 resulted in this segment recognizing a higher gain on the sale of residential mortgage loans in the secondary market in the first six months of 2021. Non-interest income was also favorably impacted by a higher level of other income for the six months due to higher levels of interchange income and revenue from bank owned life insurance (BOLI). Note that non-interest income was stable for the quarterly comparison between 2021 and 2020 due to the Company electing to retain the majority of residential mortgage loans production in the loan portfolio, as mentioned previously, thereby resulting in a decrease to loan sale gains. Non-interest expense compares unfavorably for both the quarterly comparison and the six months due to the Company recognizing a settlement charge on its defined benefit pension plan, which was discussed in the MD&A. The other significant increase to non-interest expense between years for both time periods was additional expense recognized for the Somerset County branch acquisition. Finally, non-interest expense was unfavorably impacted by higher professional fees, FDIC insurance expense and occupancy costs.

The wealth management segment’s net income contribution was $734,000 in the second quarter and $1,396,000 for the first six months of 2021 which was $258,000 higher than the second quarter of 2020 and $433,000 higher for the six-month time period. The increase is due to wealth management fees increasing as the entire wealth management group has performed exceptionally well through the pandemic, actively working with clients to increase the value of their holdings in the financial markets and adding new business. Slightly offsetting this favorable performance were higher levels of professional fees and incentive compensation. Overall, the fair market value of trust assets under administration totaled $2.615 billion at June 30, 2021, an improvement from the early pandemic fair market value low point at March 31, 2020, exceeding by 31.8%.

The investment/parent segment reported a net loss of $1,964,000 in the second quarter of 2021 which is a greater loss by $152,000 than the second quarter of 2020 and a net loss of $3,865,000 in the first six months of 2021 which is a greater loss by $451,000. The increased loss in both time periods was due to short-term investments interest income decreasing by a higher amount than the decrease to total short-term FHLB borrowings interest expense as well as interest cost from FHLB term advances. The decrease to short-term investments interest income occurred even though the balance of short-term investments increased as the Company experienced exceptionally strong growth in its liquidity position between years from the significant influx of deposits that resulted from the government stimulus programs and branch acquisition. Sightly offsetting the lower level of short-term investments interest income was an increase in interest income from the securities portfolio due to a higher volume of securities. As a result of the increased level of liquidity on the Company’s balance sheet, management elected to more profitably deploy these funds into the securities portfolio as opposed to leaving them in low yielding federal funds sold. Finally, and also favorably impacting this segment was the recognition of an $84,000 security sale gain in 2021 after no gain was recognized last year.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.4 billion at June 30, 2021, which increased by $80.9 million, or 6.3%, from the December 31, 2020 asset level. This change was related, primarily, to increased levels of cash and cash equivalents, investment securities, and loans. Specifically, cash and cash equivalents increased $28.7 million, or 91.2%, as the Company experienced a significant influx of deposits resulting from the government stimulus programs and financial assistance provided to municipalities and school districts. Our liquidity position was also positively impacted by the Somerset County branch acquisition completed in May 2021, which provided approximately $42 million of additional deposits. Total investment securities increased $31.0 million, or 16.5%, as the steepening of the U.S. Treasury yield curve in the latter part of the first quarter improved the yield for federal agency mortgage-backed securities and federal agency bonds, making these types of securities more attractive for purchase. The Company also continued to purchase corporate securities, particularly subordinated debt issued by other financial institutions, along with taxable municipal securities. In addition, loans, net of unearned fees, and loans held for sale increased by $14.5 million, or 1.5%, as a result of the Company’s participation in the PPP and higher levels of commercial real estate and residential mortgage loan production. Finally, other assets increased $8.2 million, or 80.6%, as a result of a reclassification of the accrued pension liability, which had a positive balance of $11.4 million as of June 30, 2021, from other liabilities to other assets. The balance of the accrued pension liability became a positive value as a result of the $4.0 million contribution made earlier in 2021 and the revaluation of the obligation due to the settlement charge during the second quarter of 2021.

Total deposits increased by $113.8 million, or 10.8%, in the first six months of 2021. As previously mentioned, this robust growth is the result of the government stimulus programs and the Somerset County branch acquisition. As of June 30, 2021, the 25 largest depositors represented 21.2% of total deposits, which remained relatively unchanged from December 31, 2020 when it was 21.1%. Total borrowings have decreased by $41.7 million, or 36.5%, since year-end 2020. The decrease was driven, primarily, by a lower level of both short-term borrowings and FHLB term advances. Specifically, at June 30, 2021, the Company had no short-term borrowings outstanding as compared to $24.7 million at December 31, 2020. In addition, FHLB term advances decreased by $16.8 million, or 25.9%, and totaled $48.1 million at June 30, 2021. The current strong liquidity position has allowed the Company to paydown FHLB advances. However, the Company continues to utilize the FHLB term advances to help manage interest rate risk.

The Company’s total shareholders’ equity increased by $6.9 million, or 6.6%, over the first six months of 2021 due to the retention of earnings more than offsetting our common stock dividend payments to shareholders. Additionally, the recording of the settlement charge in connection with the defined benefit pension plan and the revaluation of the pension obligation had a positive impact on accumulated other comprehensive loss.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 12.79%, and a common equity tier 1 capital ratio of 9.94% at June 30, 2021. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of June 30, 2021, the Company’s book value per common share was $6.52 and its tangible book value per common share was $5.71 (non-GAAP). When compared to December 31, 2020, book value per common share improved by $0.40 per common share and tangible book value per common share improved by $0.29 per common share. The tangible common equity to tangible assets ratio was 7.24% (non-GAAP) at June 30, 2021 and declined by five basis points when compared to December 31, 2020.

The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The Company believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition.  This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.  Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures, and, because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at June 30, 2021 and December 31, 2020 (in thousands, except share and ratio data):

	June 30,	December 31,
	2021	2020
Total shareholders’ equity	$111,272	$104,399
Less: Intangible assets	13,785	11,944
Tangible common equity	97,487	92,455
Total assets	1,360,583	1,279,713
Less: Intangible assets	13,785	11,944
Tangible assets	1,346,798	1,267,769
Tangible common equity ratio (non-GAAP)	7.24%	7.29%
Total shares outstanding	17,075,000	17,060,144
Tangible book value per share (non-GAAP)	$5.71	$5.42

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2021	2020	2020
Total accruing loan delinquency (past due 30 to 89 days)	$1,904	$5,504	$3,394
Total non-accrual loans	3,713	2,500	2,325
Total non-performing assets including TDRs*	3,727	3,331	3,122
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.19%	0.56%	0.37%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.37	0.26	0.25
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned	0.38	0.34	0.34
Non-performing assets as a percentage of total assets	0.27	0.26	0.25
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.02	0.03	0.05
Annualized provision for loan losses	0.10	0.26	0.14
Total classified loans (loans rated substandard or doubtful)**	$10,002	$11,829	$16,596
*

Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned.

**	Total classified loans include non-performing residential mortgage and consumer loans.

Overall, the Company continued to maintain good asset quality in the first six months of 2021 as evidenced by low levels of non-accrual loans, non-performing assets, and loan delinquency levels that continue to be below 1% of total loans. The increase in non-accrual loans is the result of three commercial loan relationships, two of which were previously designated as a troubled debt restructure (TDR), being transferred into non-accrual status during the first half of 2021, which was partially offset by a decrease in non-accrual residential mortgage loans. Additionally, the Company experienced a substantial decrease in accruing loan delinquency primarily attributable to the curing of commercial account delinquency during the period.

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

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2021, the 25 largest credits represented 22.1% of total loans outstanding, which represents a decrease from the second quarter of 2020 when it was 23.4%.

…..ALLOWANCE FOR LOAN LOSSES…..The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2021	2020	2020
Allowance for loan losses	$11,752	$11,345	$9,699
Allowance for loan losses as
a percentage of each of the following:
total loans, net of unearned income	1.18%	1.16%	1.04%
total accruing delinquent loans
(past due 30 to 89 days)	617.23	206.12	285.77
total non-accrual loans	316.51	453.80	417.16
total non-performing assets	315.32	340.59	310.67

The Company recorded a $500,000 provision expense for loan losses in the first six months of 2021 compared to a $625,000 provision expense in the first six months of 2020. As mentioned previously, the Company continues to believe that a strong allowance for loan losses is needed until certain borrowers have fully recovered from the COVID-19 pandemic. The 2021 provision reflects an improved credit quality outlook for the overall portfolio as both classified and criticized asset levels as well as non-accrual loan balances have demonstrated improvement. As a result of the provision expense sharply exceeding net loan charge-offs over the last 12 months, the balance in the allowance for loan losses increased by $2.1 million, or 21.2%, to $11.8 million at June 30, 2021. The Company’s asset quality continues to remain strong as evidenced by low levels of net loan charge-offs and non-performing assets. Note that the reserve coverage to total loans, excluding PPP loans, is 1.24% (non-GAAP) at June 30, 2021.

Management believes that this non-GAAP measure provides a greater understanding of ongoing operations and enhances comparability of results of operations with prior periods. The Company believes that investors may use this non-GAAP measure to analyze the Company’s financial condition without the impact of unusual items or events that may obscure trends in the Company’s underlying financial condition.  This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. The following table sets forth the calculation of the Company’s allowance for loan loss reserve coverage to total loans (GAAP) and the reserve coverage to total loans, excluding PPP loans (non-GAAP), at June 30, 2021 (in thousands, except percentages).

JUNE 30,
2021
Allowance for loan losses	$11,752
Total loans, net of unearned income	992,712
Reserve coverage	1.18%
Reserve coverage to total loans, excluding PPP loans:
Allowance for loan losses	$11,752
Total loans, net of unearned income	992,712
PPP loans	(48,098)
944,614
Non-GAAP reserve coverage	1.24%

…..LIQUIDITY…..The Company’s liquidity position continues to be exceptionally strong due to the significant influx of deposits that resulted from the government stimulus programs, customers continuing to exhibit a degree of caution and demonstrating a reduced level of spending activity due to the economic uncertainty. Also, deposit levels were positively impacted in the second quarter of 2021 by the Somerset County branch acquisition. As a result, total deposits reached another record level, averaging $1.165 billion for the second quarter of 2021. In addition, the Company’s loyal core deposit base continues to prove to be a source of strength for the Company during periods of market volatility. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth. Average short-term investments grew during the second quarter of 2021 and continue to be higher than they have been historically which presents the challenge of profitably deploying this excess liquidity given the current low yields on short term investment products. An additional challenge is the uncertainty regarding the duration that these excess funds will remain on the balance sheet which will be determined by customer behavior as the economic conditions change. On an end of period basis, at June 30, 2021, total interest bearing deposits and short-term investments increased by $34.4 million since December 31, 2020. In addition to the commercial real estate loan growth experienced during the year and greater level of residential mortgage loans being retained in the portfolio, a portion of this increased liquidity was invested in additional securities to more profitably deploy these funds. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 85.1% in the second quarter of 2021. The Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to provide the necessary assistance to our customers and our community as they continue their recovery from the COVID-19 pandemic and respond to an improving economy. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $28.7 million from December 31, 2020, to $60.2 million at June 30, 2021, due to $28.9 million of cash provided by financing activities and $9.3 million of cash provided by operating activities which more than offset $9.5 million of cash used in investing activities. Within financing activities, deposits increased by $71.4 million while total short-term and FHLB borrowings decreased by $41.5 million. Within investing activities, cash advanced for new loans originated totaled $163.7 million and was $19.9 million higher than the $143.7 million of cash received from loan principal payments. Within operating activities, $10.6 million of mortgage loans held for sale were originated while $17.3 million of mortgage loans were sold into the secondary market.

The holding company had $5.5 million of cash, short-term investments, and investment securities at June 30, 2021. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At June 30, 2021, our subsidiary Bank had $10.2 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has sufficient liquidity to meet its trust preferred debt service requirements, its subordinated debt interest payments, and its current dividend payout level with respect to its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $60.2 million and $31.5 million at June 30, 2021 and December 31, 2020, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At June 30, 2021, the Company had $388 million of overnight borrowing availability at the FHLB, $33 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 9.94%, the tier 1 capital ratio was 11.05%, and the total capital ratio was 12.79% at June 30, 2021. The Company’s tier 1 leverage ratio was 8.89% at June 30, 2021. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2021. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 364% of regulatory capital at June 30, 2021. While we work through the COVID-19 pandemic, our focus is on preserving capital to support customer lending and allow the Company to take advantage of opportunities that should result from the continued improvement in the economy during the second half of 2021. Additionally, we currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.025 per quarter. At June 30, 2021, the Company had approximately 17.1 million common shares outstanding.

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

	VARIABILITY OF	CHANGE IN
	NET INTEREST	MARKET VALUE OF
INTEREST RATE SCENARIO	INCOME	PORTFOLIO EQUITY
200 bp increase	6.8%	37.9%
100 bp increase	3.6	20.6
100 bp decrease	(3.1)	0.7

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and the scheduled repricing of loans tied to LIBOR or prime. Also, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at a targeted range of 0% to 0.25%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. The reduced value of the Company’s core deposits caused the market value of portfolio equity to be less positive in the downward rate shock, as compared to the upward rate shocks.

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $246.2 million and standby letters of credit of $13.4 million as of June 30, 2021. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

…..REGULATORY UPDATE…..The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law on March 27, 2020. Federal, state, and local governments have adopted various statutes, rules, regulations, orders, and guidelines in order to address the COVID-19 pandemic and the adverse economic effects of this pandemic on individuals, families, businesses, and governments. Financial institutions, including the Company, are affected by many of these measures, including measures that are broadly applicable to businesses operating in the communities where the Company does business. These measures included “stay-at-home orders” that allowed only essential businesses to operate. Financial services firms are generally regarded as “essential businesses” under these orders, but financial services firms, like other essential businesses, are required to operate in a manner that seeks to protect the health and safety of their customers and employees.

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

…..CRITICAL ACCOUNTING POLICIES AND ESTIMATES…..The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles (GAAP) and conform to general practices within the banking industry. Accounting and reporting policies for the pension liability, allowance for loan losses, intangible assets, income taxes, and investment securities are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

ACCOUNT — Pension liability

BALANCE SHEET REFERENCE — Other assets

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $9.1 million, or 77%, of the total allowance for loan losses at June 30, 2021 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

ACCOUNT — Intangible assets

BALANCE SHEET REFERENCE — Intangible assets

INCOME STATEMENT REFERENCE — Goodwill impairment and Other expense

DESCRIPTION

The Company considers our accounting policies related to goodwill and core deposit intangible to be critical because the assumptions or judgment used in determining the fair value of assets and liabilities acquired in acquisitions are subjective and complex. As a result, changes in these assumptions or judgment could have a significant impact on our financial condition or results of operations.

The fair value of acquired assets and liabilities, including the resulting goodwill and core deposit intangible, was based either on quoted market prices or provided by other third party sources, when available. When third party information was not available, estimates were made in good faith by management primarily through the use of internal cash flow modeling techniques. The assumptions that were used in the cash flow modeling were subjective and are susceptible to significant changes. The Company routinely utilizes the services of an independent third party that is regarded within the banking industry as an expert in valuing core deposits to monitor the ongoing value and changes in the Company’s core deposit base. These core deposit valuation updates are based upon specific data provided from statistical analysis of the Company’s own deposit behavior to estimate the duration of these non-maturity deposits combined with market interest rates and other economic factors.

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

Goodwill, which has an indefinite useful life, is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. The core deposit intangible, which is a wasting asset, is amortized and reported in other expense for a period of ten years using the sum of the years digits amortization method.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of June 30, 2021, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At June 30, 2021, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2021, are effective.

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
101

The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: August 9, 2021	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: August 9, 2021	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer