Form 10-Q
period 2021-09-30
AMERISERV FINANCIAL INC /PA/
filed 2021-11-08
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2021
Common Stock, par value $0.01	17,081,500

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from depository institutions	$25,897	$20,427
Interest bearing deposits	4,285	2,585
Short-term investments	5,795	8,492
Cash and cash equivalents	35,977	31,504
Investment securities:
Available for sale, at fair value	160,353	144,165
Held to maturity (fair value $56,070 on September 30, 2021 and $47,106 on December 31, 2020)	53,942	44,222
Loans held for sale	—	6,250
Loans	997,091	973,297
Less: Unearned income	1,062	1,202
Less: Allowance for loan losses	12,124	11,345
Net loans	983,905	960,750
Premises and equipment:
Operating lease right-of-use asset	690	758
Financing lease right-of-use asset	2,752	2,956
Other premises and equipment, net	14,092	14,336
Accrued interest income receivable	4,920	5,068
Intangible assets:
Goodwill	13,611	11,944
Core deposit intangible	166	—
Bank owned life insurance	39,161	39,033
Net deferred tax asset	346	1,572
Federal Home Loan Bank stock	3,224	4,821
Federal Reserve Bank stock	2,125	2,125
Other assets	23,622	10,209
TOTAL ASSETS	$1,338,886	$1,279,713
LIABILITIES
Non-interest bearing deposits	$216,253	$177,533
Interest bearing deposits	928,138	877,387
Total deposits	1,144,391	1,054,920
Short-term borrowings	—	24,702
Advances from Federal Home Loan Bank	43,653	64,989
Operating lease liabilities	705	776
Financing lease liabilities	2,953	3,109
Guaranteed junior subordinated deferrable interest debentures	—	12,970
Subordinated debt	26,600	7,534
Total borrowed funds	73,911	114,080
Other liabilities	6,848	6,314
TOTAL LIABILITIES	1,225,150	1,175,314
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,703,819 shares issued and 17,075,000 shares outstanding on September 30, 2021; 26,688,963 shares issued and 17,060,144 shares outstanding on December 31, 2020	267	267
Treasury stock at cost, 9,628,819 shares on September 30, 2021 and December 31, 2020	(83,280)	(83,280)
Capital surplus	146,038	145,969
Retained earnings	58,581	54,641
Accumulated other comprehensive loss, net	(7,870)	(13,198)
TOTAL SHAREHOLDERS' EQUITY	113,736	104,399
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,338,886	$1,279,713

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$9,830	$9,724	$30,440	$30,504
Interest bearing deposits	2	4	6	11
Short-term investments	26	51	41	219
Investment securities:
Available for sale	1,133	1,122	3,392	3,464
Held to maturity	381	336	1,100	1,044
Total Interest Income	11,372	11,237	34,979	35,242
INTEREST EXPENSE
Deposits	1,189	1,727	3,897	6,054
Short-term borrowings	—	1	1	17
Advances from Federal Home Loan Bank	217	280	681	840
Financing lease liabilities	26	28	80	85
Guaranteed junior subordinated deferrable interest debentures	383	280	944	841
Subordinated debt	331	130	591	390
Total Interest Expense	2,146	2,446	6,194	8,227
Net Interest Income	9,226	8,791	28,785	27,015
Provision for loan losses	350	675	850	1,300
Net Interest Income after Provision for Loan Losses	8,876	8,116	27,935	25,715
NON-INTEREST INCOME
Wealth management fees	3,137	2,604	9,031	7,629
Service charges on deposit accounts	260	206	685	668
Net gains on loans held for sale	15	507	632	1,079
Mortgage related fees	81	161	310	432
Net realized gains on investment securities	—	—	84	—
Bank owned life insurance	221	161	771	438
Other income	702	665	1,916	1,657
Total Non-Interest Income	4,416	4,304	13,429	11,903
NON-INTEREST EXPENSE
Salaries and employee benefits	6,910	6,838	20,718	20,161
Net occupancy expense	651	608	1,980	1,885
Equipment expense	390	374	1,183	1,158
Professional fees	1,379	1,373	4,089	3,858
Supplies, postage and freight	158	150	486	551
Miscellaneous taxes and insurance	318	291	922	855
Federal deposit insurance expense	170	140	480	296
Branch acquisition costs	87	—	390	—
Other expense	1,457	1,333	4,615	3,982
Total Non-Interest Expense	11,520	11,107	34,863	32,746

PRETAX INCOME	1,772	1,313	6,501	4,872
Provision for income taxes	341	235	1,281	966
NET INCOME	$1,431	$1,078	$5,220	$3,906
PER COMMON SHARE DATA:
Basic:
Net income	$0.08	$0.06	$0.31	$0.23
Average number of shares outstanding	17,075	17,059	17,071	17,051
Diluted:
Net income	$0.08	$0.06	$0.31	$0.23
Average number of shares outstanding	17,114	17,062	17,114	17,063

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
COMPREHENSIVE INCOME
Net income	$1,431	$1,078	$5,220	$3,906
Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	2,422	—	8,190	528
Income tax effect	(509)	—	(1,720)	(111)
Unrealized holding gains (losses) on available for sale securities arising during period	(589)	143	(1,362)	2,272
Income tax effect	123	(30)	286	(476)
Reclassification adjustment for net realized gains on available for sale securities included in net income	—	—	(84)	—
Income tax effect	—	—	18	—
Other comprehensive income	1,447	113	5,328	2,213
Comprehensive income	$2,878	$1,191	$10,548	$6,119

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
COMMON STOCK
Balance at beginning of period	$267	$267	$267	$267
New common shares issued for exercise of stock options (14,856 and 36,735 shares for the nine months ended September 30, 2021 and 2020, respectively)	—	—	—	—
Balance at end of period	267	267	267	267
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,280)	(83,280)	(83,129)
Treasury stock purchased (35,962 shares for the nine months ended September 30, 2020)	—	—	—	(151)
Balance at end of period	(83,280)	(83,280)	(83,280)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	146,025	145,965	145,969	145,888
New common shares issued for exercise of stock options (14,856 and 36,735 shares for the nine months ended September 30, 2021 and 2020, respectively)	—	—	39	75
Stock option expense	13	—	30	2
Balance at end of period	146,038	145,965	146,038	145,965
RETAINED EARNINGS
Balance at beginning of period	57,577	53,723	54,641	51,759
Net income	1,431	1,078	5,220	3,906
Cash dividend declared on common stock ($0.025 per share for the three months ended September 30, 2021 and 2020 and $0.075 per share for the nine months ended September 30, 2021 and 2020)	(427)	(426)	(1,280)	(1,290)
Balance at end of period	58,581	54,375	58,581	54,375
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(9,317)	(14,071)	(13,198)	(16,171)
Other comprehensive income	1,447	113	5,328	2,213
Balance at end of period	(7,870)	(13,958)	(7,870)	(13,958)
TOTAL STOCKHOLDERS’ EQUITY	$113,736	$103,369	$113,736	$103,369

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$5,220	$3,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	850	1,300
Depreciation and amortization expense	1,508	1,472
Amortization expense of core deposit intangible	11	—
Amortization of fair value adjustment on acquired time deposits	(58)	—
Net amortization of investment securities	189	206
Net realized gains on investment securities — available for sale	(84)	—
Net gains on loans held for sale	(632)	(1,079)
Net amortization of deferred loan fees	(967)	(339)
Origination of mortgage loans held for sale	(10,467)	(71,330)
Sales of mortgage loans held for sale	17,349	69,690
Decrease (increase) in accrued interest receivable	148	(2,273)
Decrease in accrued interest payable	(731)	(499)
Earnings on bank-owned life insurance	(771)	(438)
Deferred income taxes	1,023	609
Stock compensation expense	30	2
Net change in operating leases	(71)	(67)
Other, net	(4,968)	(5,564)
Net cash provided by (used in) operating activities	7,579	(4,404)
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(48,951)	(23,706)
Purchase of investment securities — held to maturity	(15,272)	(6,648)
Proceeds from maturities of investment securities — available for sale	30,314	25,871
Proceeds from maturities of investment securities — held to maturity	5,490	3,883
Proceeds from sales of investment securities — available for sale	960	—
Purchase of regulatory stock	(1,245)	(6,252)
Proceeds from redemption of regulatory stock	2,842	6,084
Long-term loans originated	(232,781)	(207,028)
Principal collected on long-term loans	209,771	147,958
Purchases of premises and equipment	(834)	(1,094)
Proceeds from sale of other real estate owned	—	21
Cash acquired in branch acquisition, net	40,431	—
Proceeds from life insurance policies	645	—
Net cash used in investing activities	(8,630)	(60,911)
FINANCING ACTIVITIES
Net increase in deposit balances	47,097	81,722
Net decrease in other short-term borrowings	(24,702)	(16,518)
Principal borrowings on advances from Federal Home Loan Bank	—	34,210
Principal repayments on advances from Federal Home Loan Bank	(21,336)	(13,542)
Principal payments on financing lease liabilities	(156)	(151)
Redemption of guaranteed junior subordinated deferrable interest debentures	(13,085)	—
Subordinated debt issuance, net	26,597	—
Redemption of subordinated debt	(7,650)	—
Stock options exercised	39	75
Purchases of treasury stock	—	(151)
Common stock dividend paid	(1,280)	(1,290)
Net cash provided by financing activities	5,524	84,355
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,473	19,040
CASH AND CASH EQUIVALENTS AT JANUARY 1	31,504	22,168
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$35,977	$41,208

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank) and AmeriServ Trust and Financial Services Company (the Trust Company). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.6 billion and $2.5 billion that are not reported on the Company’s Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively.

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

On May 21, 2021, the Bank completed its acquisition from Citizen’s Neighborhood Bank (CNB), an operating division of Riverview Bank, the branch and related deposit customers in Meyersdale, Pennsylvania and the deposit customers in Somerset, Pennsylvania. The Meyersdale branch is operating under the AmeriServ name and the Somerset customers are being serviced from the full service AmeriServ office at 108 West Main Street. The related deposits totaled approximately $42 million at closing and were acquired for a 3.71% deposit premium, or $1.6 million.

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

4.    Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers – Topic 606, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 76.8% of the total revenue of the Company.

Non-interest income within the scope of Topic 606 are as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $825,000 has been established as of September 30, 2021 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts - The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income - Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and nine-month periods ending September 30, 2021 and 2020 (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Non-interest income:
In-scope of Topic 606
Wealth management fees	$3,137	$2,604	$9,031	$7,629
Service charges on deposit accounts	260	206	685	668
Other	548	485	1,510	1,271
Non-interest income (in-scope of topic 606)	3,945	3,295	11,226	9,568
Non-interest income (out-of-scope of topic 606)	471	1,009	2,203	2,335
Total non-interest income	$4,416	$4,304	$13,429	$11,903

5.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three month periods ending September 30, 2021 and 2020, options to purchase 22,000 common shares, with an exercise price of $4.00 to $4.22, and options to purchase 189,259 common shares, with an exercise price of $2.96 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. For the nine month periods ending September 30, 2021 and 2020, options to purchase 22,000 common shares, with an exercise price of $4.00 to $4.22, and options to purchase 69,759 common shares, with an exercise price of $3.20 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Numerator:
Net income	$1,431	$1,078	$5,220	$3,906
Denominator:
Weighted average common shares outstanding (basic)	17,075	17,059	17,071	17,051
Effect of stock options	39	3	43	12
Weighted average common shares outstanding (diluted)	17,114	17,062	17,114	17,063
Earnings per common share:
Basic	$0.08	$0.06	$0.31	$0.23
Diluted	0.08	0.06	0.31	0.23

6.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made $200,000 in income tax payments in the first nine months of 2021 and $315,000 in the same 2020 period. The Company made total interest payments of $6,898,000 in the first nine months of 2021 compared to $8,726,000 in the same 2020 period. The Company had $8,000 non-cash transfers to other real estate owned (OREO) and repossessed assets in the first nine months of 2021 compared to $40,000 non-cash transfers in the same 2020 period. During the first nine months of 2021, the Company did not enter into any new lease agreements and during the same 2020 period, the Company entered into two new financing leases, one related to office equipment and the other to a branch location, and recorded a right-of-use asset and lease liability of $149,000.

In addition to the branch acquisition related information disclosed on the Consolidated Statements of Cash Flows, the following were recorded as non-cash transfers on the corresponding lines of the Consolidated Balance Sheets as of September 30, 2021 (in thousands).

Acquisition of Riverview Bank Branches
Non-cash assets acquired
Loans	$36
Other premises and equipment, net	158
Intangible assets	1,844
$2,038
Non-cash liabilities assumed
Non-interest bearing deposits	$(7,372)
Interest bearing deposits	(35,060)
Other liabilities	(37)
$(42,469)

Cash and cash equivalents acquired	$258

7.    Investment Securities

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale (AFS):

	September 30, 2021
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$7,536	$127	$(28)	$7,635
U.S. Agency mortgage-backed securities	77,963	1,610	(813)	78,760
Municipal	19,258	1,062	(18)	20,302
Corporate bonds	52,561	1,197	(102)	53,656
Total	$157,318	$3,996	$(961)	$160,353

Investment securities held to maturity (HTM):

	September 30, 2021
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	11,078	272	(101)	11,249
Municipal	32,856	1,973	(95)	34,734
Corporate bonds and other securities	7,508	80	(1)	7,587
Total	$53,942	$2,325	$(197)	$56,070

Investment securities available for sale (AFS):

	December 31, 2020
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,971	$181	$—	$3,152
U.S. Agency mortgage-backed securities	65,398	2,533	(18)	67,913
Municipal	19,000	1,348	—	20,348
Corporate bonds	52,315	666	(229)	52,752
Total	$139,684	$4,728	$(247)	$144,165

Investment securities held to maturity (HTM):

	December 31, 2020
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$8,119	$369	$—	$8,488
Municipal	30,076	2,455	(49)	32,482
Corporate bonds and other securities	6,027	113	(4)	6,136
Total	$44,222	$2,937	$(53)	$47,106

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At September 30, 2021, 47.6% of the portfolio was rated “AAA” as compared to 42.2% at December 31, 2020. Approximately 15.0% of the portfolio was either rated below “A” or unrated at September 30, 2021 as compared to 15.2% at December 31, 2020.

The Company sold no AFS securities during the third quarter of 2021. Total proceeds from the sale of AFS securities for the first nine months of 2021 were $960,000 resulting in $84,000 of gross investment security gains. The Company sold no AFS securities during the third quarter or first nine months of 2020.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $119,809,000 at September 30, 2021 and $111,694,000 at December 31, 2020.

The following tables present information concerning investments with unrealized losses as of September 30, 2021 and December 31, 2020 (in thousands):

Total investment securities:

	September 30, 2021
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$5,971	$(28)	$—	$—	$5,971	$(28)
U.S. Agency mortgage-backed securities	45,487	(909)	462	(5)	45,949	(914)
Municipal	7,053	(113)	—	—	7,053	(113)
Corporate bonds and other securities	8,451	(48)	2,445	(55)	10,896	(103)
Total	$66,962	$(1,098)	$2,907	$(60)	$69,869	$(1,158)

Total investment securities:

	December 31, 2020
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency mortgage-backed securities	$6,394	$(17)	$123	$(1)	$6,517	$(18)
Municipal	—	—	751	(49)	751	(49)
Corporate bonds and other securities	13,083	(162)	7,929	(71)	21,012	(233)
Total	$19,477	$(179)	$8,803	$(121)	$28,280	$(300)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 73 positions that are considered temporarily impaired at September 30, 2021. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

The interest rate environment and market yields can also have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of September 30, 2021, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 101.1% of the par value.

Contractual maturities of securities at September 30, 2021 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at September 30, 2021 is 37.1 months and is higher than the duration at December 31, 2020 which was 25.4 months. The duration remains within our internally established guideline to not exceed 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	September 30, 2021
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$3,150	$3,188	$—	$—
After 1 year but within 5 years	34,390	35,443	12,293	12,768
After 5 years but within 10 years	44,850	46,275	23,084	24,509
After 10 years but within15 years	13,608	14,082	9,877	10,105
Over 15 years	61,320	61,365	8,688	8,688
Total	$157,318	$160,353	$53,942	$56,070

8.    Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Commercial:
Commercial and industrial	$136,891	$151,162
Paycheck Protection Program (PPP)	29,260	58,344
Commercial loans secured by owner occupied real estate	100,028	95,486
Commercial loans secured by non-owner occupied real estate	432,529	400,751
Real estate − residential mortgage	281,711	249,989
Consumer	15,610	16,363
Loans, net of unearned income	$996,029	$972,095

Loan balances at September 30, 2021 and December 31, 2020 are net of unearned income of $1,062,000 and $1,202,000, respectively. The unearned income balance at September 30, 2021 includes $602,000 of unrecognized fee income from the PPP loan originations compared to $755,000 at December 31, 2020. Real estate construction loans comprised 5.9% and 7.0% of total loans, net of unearned income at September 30, 2021 and December 31, 2020, respectively.

The ongoing COVID-19 pandemic is a fluid situation and continues to evolve, impacting the way many businesses operate. The pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, and consumer spending has resulted in less economic activity and significant volatility and disruption. Certain loans within our commercial and commercial real estate portfolios have been disproportionately adversely affected by the pandemic. Due to mandatory lockdowns and travel restrictions, certain industries, such as hospitality, travel, food service and restaurants and bars, have suffered as a result of COVID-19. The following table provides information regarding our potential COVID-19 risk concentrations for commercial and commercial real estate loans by industry type at September 30, 2021 and December 31, 2020 (in thousands).

	September 30, 2021
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,291	$—	$98	$7,266	$8,655
Multifamily/apartments/student housing	—	—	120	76,341	76,461
Office	31,051	965	9,184	33,486	74,686
Retail	11,993	487	20,733	144,603	177,816
Industrial/manufacturing/warehouse	77,770	12,674	21,279	44,816	156,539
Hotels	197	1,764	—	42,420	44,381
Eating and drinking places	555	8,544	4,269	1,785	15,153
Amusement and recreation	109	57	7,706	19	7,891
Mixed use	—	—	3,271	61,281	64,552
Other	13,925	4,769	33,368	20,512	72,574
Total	$136,891	$29,260	$100,028	$432,529	$698,708

	December 31, 2020
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,450	$—	$105	$6,139	$7,694
Multifamily/apartments/student housing	—	—	469	66,879	67,348
Office	33,525	6,872	10,095	37,164	87,656
Retail	8,080	1,542	21,180	124,325	155,127
Industrial/manufacturing/warehouse	87,021	26,222	18,255	38,814	170,312
Hotels	329	837	—	41,779	42,945
Eating and drinking places	769	13,479	4,390	1,925	20,563
Amusement and recreation	190	46	3,307	38	3,581
Mixed use	—	—	2,411	65,585	67,996
Other	19,798	9,346	35,274	18,103	82,521
Total	$151,162	$58,344	$95,486	$400,751	$705,743

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

As of September 30, 2021, the Company had 208 PPP loans outstanding totaling $29.3 million and has recorded a total of $273,000 and $1.9 million of processing fee income and interest income from PPP lending activity in the third quarter and first nine months of 2021, respectively. Also, there is approximately $602,000 of PPP processing fees that will be amortized into income over the time period that the loans remain on our balance sheet or until the PPP loan is forgiven, at which time the remaining fee will be recognized immediately as income.

9.  Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and nine month periods ending September 30, 2021 and 2020 (in thousands).

	Three months ended September 30, 2021
	Balance at	Charge-		Provision	Balance at
	June 30, 2021	Offs	Recoveries	(Credit)	September 30, 2021
Commercial	$3,534	$—	$35	$(445)	$3,124
Commercial loans secured by non-owner occupied real estate	5,535	—	13	670	6,218
Real estate-residential mortgage	1,388	—	8	61	1,457
Consumer	123	(50)	16	28	117
Allocation for general risk	1,172	—	—	36	1,208
Total	$11,752	$(50)	$72	$350	$12,124

	Three months ended September 30, 2020
	Balance at	Charge-		Provision	Balance at
	June 30, 2020	Offs	Recoveries	(Credit)	September 30, 2020
Commercial	$3,784	$(111)	$1	$(638)	$3,036
Commercial loans secured by non-owner occupied real estate	3,619	—	10	1,261	4,890
Real estate-residential mortgage	1,216	(19)	24	4	1,225
Consumer	119	(14)	19	(4)	120
Allocation for general risk	961	—	—	52	1,013
Total	$9,699	$(144)	$54	$675	$10,284

	Nine months ended September 30, 2021
	Balance at	Charge-		Provision	Balance at
	December 31, 2020	Offs	Recoveries	(Credit)	September 30, 2021
Commercial	$3,472	$(147)	$52	$(253)	$3,124
Commercial loans secured by non-owner occupied real estate	5,373	—	37	808	6,218
Real estate-residential mortgage	1,292	(17)	42	140	1,457
Consumer	115	(85)	47	40	117
Allocation for general risk	1,093	—	—	115	1,208
Total	$11,345	$(249)	$178	$850	$12,124

	Nine months ended September 30, 2020
	Balance at	Charge-		Provision	Balance at
	December 31, 2019	Offs	Recoveries	(Credit)	September 30, 2020
Commercial	$3,951	$(111)	$1	$(805)	$3,036
Commercial loans secured by non-owner occupied real estate	3,119	—	31	1,740	4,890
Real estate-residential mortgage	1,159	(201)	46	221	1,225
Consumer	126	(105)	44	55	120
Allocation for general risk	924	—	—	89	1,013
Total	$9,279	$(417)	$122	$1,300	$10,284

The Company recorded a $350,000 provision expense for loan losses in the third quarter of 2021 as compared to a $675,000 provision expense recorded in the third quarter of 2020. For the first nine months of 2021, the Company recorded an $850,000 provision expense for loan losses compared to a $1.3 million provision expense recorded in the first nine months of 2020. The 2021 provision, for both time periods, reflects an improved credit quality outlook for the overall portfolio as criticized asset levels as well as delinquent loan balances have demonstrated improvement. This is a reflection of the Company’s loan officers working effectively with our customers as the economy improves and as businesses return to normal operations with limited restrictions. While the provision is lower for both time periods in 2021 when compared to 2020, the provision expense did increase from the second quarter of 2021 by $250,000 due primarily to the loan growth that the Company experienced during the third quarter. As demonstrated historically, the Company continues its strategic conviction that a strong allowance for loan losses is needed, which has proven to be essential as we support certain borrowers fully recovered from the COVID-19 pandemic. Overall, we believe that non-performing assets remain well controlled, and such assets totaled $3.1 million, or 0.31% of total loans, at September 30, 2021 compared to $3.3 million, or 0.34% of total loans, at December 31, 2020. It should be noted that the 100% SBA guarantee on PPP loans minimizes the level of credit risk associated with the loans. As a result, such loans are assigned a 0% risk weight for purposes of calculating the Bank’s risk-based capital ratios. Therefore, it was deemed appropriate to not allocate any portion of the loan loss reserve for the PPP loans.

The Company experienced low net loan charge-offs of $71,000, or 0.01% of total loans, in the first nine months of 2021 which compare favorably to net loan charge-offs of $295,000, or 0.04% of total loans, in the first nine months of 2020. As a result of the provision expense sharply exceeding net loan charge-offs over the last 12 months, the balance in the allowance for loan losses increased by $1.8 million, or 17.9%, to $12.1 million at September 30, 2021. The allowance for loan losses provided 389% coverage of non-performing assets, and 1.22% of total loans, at September 30, 2021, compared to 341% coverage of non-performing assets, and 1.16% of total loans, at December 31, 2020.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At September 30, 2021
		Commercial Loans
		Secured by
		Non-Owner	Real Estate-
		Occupied	Residential		Allocation for
	Commercial	Real Estate	Mortgage	Consumer	General Risk	Total
Loans:
Individually evaluated for impairment	$2,200	$6	$—	$—		$2,206
Collectively evaluated for impairment	263,979	432,523	281,711	15,610		993,823
Total loans	$266,179	$432,529	$281,711	$15,610		$996,029
Allowance for loan losses:
Specific reserve allocation	$601	$6	$—	$—	$—	$607
General reserve allocation	2,523	6,212	1,457	117	1,208	11,517
Total allowance for loan losses	$3,124	$6,218	$1,457	$117	$1,208	$12,124

	At December 31, 2020
		Commercial Loans
		Secured by
		Non-Owner	Real Estate-
		Occupied	Residential		Allocation for
	Commercial	Real Estate	Mortgage	Consumer	General Risk	Total
Loans:
Individually evaluated for impairment	$847	$8	$—	$—		$855
Collectively evaluated for impairment	304,145	400,743	249,989	16,363		971,240
Total loans	$304,992	$400,751	$249,989	$16,363		$972,095
Allowance for loan losses:
Specific reserve allocation	$96	$8	$—	$—	$—	$104
General reserve allocation	3,376	5,365	1,292	115	1,093	11,241
Total allowance for loan losses	$3,472	$5,373	$1,292	$115	$1,093	$11,345

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

Management evaluates for possible impairment any individual loan in the commercial or commercial real estate segment that is in non-accrual status or classified as a Troubled Debt Restructure (TDR). In addition, consumer and residential mortgage loans with a balance of $150,000 or more are evaluated for impairment. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

	At September 30, 2021
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$2,199	$601	$1	$2,200	$2,267
Commercial loans secured by non-owner occupied real estate	6	6	—	6	28
Total impaired loans	$2,205	$607	$1	$2,206	$2,295

	At December 31, 2020
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$847	$96	$—	$847	$850
Commercial loans secured by non-owner occupied real estate	8	8	—	8	30
Total impaired loans	$855	$104	$—	$855	$880

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Average impaired balance:
Commercial	$2,233	$839	$1,972	$832
Commercial loans secured by non-owner occupied real estate	7	8	7	8
Average investment in impaired loans	$2,240	$847	$1,979	$840
Interest income recognized:
Commercial	$3	$9	$15	$31
Commercial loans secured by non-owner occupied real estate	—	—	—	—
Interest income recognized on a cash basis on impaired loans	$3	$9	$15	$31

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for the year ending December 31, 2021 requires review of a minimum of 36% of the commercial loan portfolio.

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

	At September 30, 2021
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$127,234	$7,294	$690	$1,673	$136,891
Paycheck Protection Program (PPP)	29,260	—	—	—	29,260
Commercial loans secured by owner occupied real estate	97,999	915	1,114	—	100,028
Commercial loans secured by non-owner occupied real estate	399,554	23,468	9,501	6	432,529
Total	$654,047	$31,677	$11,305	$1,679	$698,708

	At December 31, 2020
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$134,186	$13,722	$3,254	$—	$151,162
Paycheck Protection Program (PPP)	58,344	—	—	—	58,344
Commercial loans secured by owner occupied real estate	92,189	2,154	1,143	—	95,486
Commercial loans secured by non-owner occupied real estate	371,815	23,980	4,948	8	400,751
Total	$656,534	$39,856	$9,345	$8	$705,743

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

	At September 30, 2021
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$280,806	$905	$281,711
Consumer	15,610	—	15,610
Total	$296,416	$905	$297,321

	At December 31, 2020
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$247,520	$2,469	$249,989
Consumer	16,356	7	16,363
Total	$263,876	$2,476	$266,352

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At September 30, 2021
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$136,471	$420	$—	$—	$420	$136,891	$—
Paycheck Protection Program (PPP)	29,260	—	—	—	—	29,260	$—
Commercial loans secured by owner occupied real estate	99,835	192	—	1	193	100,028	—
Commercial loans secured by non-owner occupied real estate	432,063	466	—	—	466	432,529	—
Real estate – residential mortgage	280,054	206	618	833	1,657	281,711	—
Consumer	15,557	33	20	—	53	15,610	—
Total	$993,240	$1,317	$638	$834	$2,789	$996,029	$—

	At December 31, 2020
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$148,023	$536	$2,603	$—	$3,139	$151,162	$—
Paycheck Protection Program (PPP)	58,344	—	—	—	—	58,344	$—
Commercial loans secured by owner occupied real estate	95,486	—	—	—	—	95,486	—
Commercial loans secured by non-owner occupied real estate	399,850	230	671	—	901	400,751	—
Real estate – residential mortgage	246,279	776	1,178	1,756	3,710	249,989	—
Consumer	16,274	82	—	7	89	16,363	—
Total	$964,256	$1,624	$4,452	$1,763	$7,839	$972,095	$—

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

10.  Non-Performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	September 30, 2021	December 31, 2020
Non-accrual loans:
Commercial and industrial	$2,199	$16
Commercial loans secured by owner occupied real estate	1	—
Commercial loans secured by non-owner occupied real estate	6	8
Real estate – residential mortgage	905	2,469
Consumer	—	7
Total	3,111	2,500

Other real estate owned and repossessed assets:
Consumer	8	—
Total	8	—

TDR’s not in non-accrual:
Commercial and industrial	—	831
Total	—	831
Total non-performing assets including TDR	$3,119	$3,331
Total non-performing assets as a percent of loans, net of unearned income, and other real estate owned and repossessed assets	0.31%	0.34%

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income due in accordance with original terms	$35	$22	$96	$60
Interest income recorded	(3)	—	(3)	—
Net reduction in interest income	$32	$22	$93	$60

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

The Company had no loans modified as TDRs during the three-month period ended September 30, 2021. The following table details the loan modified as a TDR during the nine-month period ended September 30, 2021 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$480	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate

The following table details the loan modified as a TDR during the three-month period ended September 30, 2020 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$47	Extension of maturity date with a below market interest rate

The following table details the loans modified as TDRs during the nine-month period ended September 30, 2020 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$750	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate
Commercial and industrial	1	47	Extension of maturity date with a below market interest rate

All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed. The specific ALL reserve for loans modified as TDRs was $135,000 and $103,000 as of September 30, 2021 and December 31, 2020, respectively.

The Company had no loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2020 and 2019 (nine-month periods) and July 1, 2020 and 2019 (three-month periods), respectively, and that subsequently defaulted during these reporting periods.

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

In response to the COVID-19 pandemic, the Company remains committed to prudently working with and supporting our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. The following table presents information comparing loans which were subject to a loan modification related to COVID-19, as of September 30, 2021 and December 31, 2020. Note that the percentage of outstanding loans presented below was calculated based on loan totals excluding PPP loans. Management believes that this method more accurately reflects the concentration of COVID-19 related modifications within the loan portfolio.

	At September 30, 2021		At December 31, 2020
		% of Outstanding		% of Outstanding
	Balance	Non-PPP Loans	Balance	Non-PPP Loans
	(in thousands)		(in thousands)
CRE/Commercial	$14,847	2.1%	$47,037	7.0%
Home Equity/Consumer	46	0.1	83	0.1
Residential Mortgage	838	0.5	1,943	1.3
Total	$15,731	1.6	$49,063	5.3

The balance of loan modifications related to COVID-19 at September 30, 2021 represents a decrease of $33.3 million, or 67.9%, from the balance of loans modified for COVID-19 at December 31, 2020. In addition, this current level of borrowers requesting payment deferrals is down sharply from its peak level of approximately $200 million that occurred at June 30, 2020. As a result of these loan modifications, the Company has recorded $939,000 of accrued interest income that has not been received as of September 30, 2021.

Borrower requested modifications primarily consist of the deferral of principal and/or interest payments for a period of three to six months. The following table presents the composition of the types of payment relief that have been granted.

	At September 30, 2021		At December 31, 2020
	Number of Loans	Balance	Number of Loans	Balance
		(in thousands)		(in thousands)
Type of Payment Relief
Interest only payments	5	$4,975	11	$26,900
Complete payment deferrals	22	10,756	59	22,163
Total	27	$15,731	70	$49,063

Management continues to carefully monitor asset quality with a particular focus on customers that have requested payment deferrals during this difficult economic time. Deferral extension requests are considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt, and issued regulatory guidance. At September 30, 2021, the COVID-19 related modifications within the commercial real estate and commercial loan portfolios are to five borrowers, most of which are borrowers in the hospitality industry who were granted more than one loan payment deferral plan, with loans totaling approximately $15 million. In order to properly monitor the increased credit risk associated with the modified loans, the Asset Quality Task Force is meeting at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers.

11.  Short-Term Borrowings, Advances from Federal Home Loan Bank and Subordinated Debt

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At September 30, 2021
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$—	—%
FHLB Advances	2021	3,000	2.94
	2022	20,888	2.03
	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		43,653	1.85
Total short-term and FHLB borrowings		$43,653	1.85%

	At December 31, 2020
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$24,702	0.41%
FHLB Advances	2021	24,336	1.00
	2022	20,888	2.03
	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		64,989	1.48
Total short-term and FHLB borrowings		$89,691	1.19%

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

Subordinated Debt:

On August 26, 2021, the Company completed a private placement of $27 million in fixed-to-floating rate subordinated notes to certain accredited investors. The notes mature September 1, 2031 and are non-callable for five years. The notes have a fixed annual interest rate of 3.75%, payable until September 1, 2026. From and including September 1, 2026, the interest rate will reset quarterly to the then-current three-month Secured Overnight Financing Rate (SOFR) plus 3.11%. This subordinated debt has been structured to qualify as tier 2 capital under the Federal Reserve’s capital guidelines. The Company used approximately $20 million of the net proceeds to retire its existing subordinated debt and trust preferred securities on September 30, 2021. The remainder of the proceeds are being utilized for general corporate purposes, including the downstream of $3.5 million as capital to the bank. The net balance of subordinated debt as of September 30, 2021 was $26.6 million. This compares to the net balance of guaranteed junior subordinated deferrable interest debentures (trust preferred securities) of $13.0 million and subordinated debt of $7.5 million as of December 31, 2020.

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

Many of our leases include both lease (e.g., minimum rent payments) and non-lease components, such as common area maintenance charges, utilities, real estate taxes, and insurance. The Company has elected to account for the variable non-lease components separately from the lease component. Such variable non-lease components are reported in net occupancy expense on the Consolidated Statements of Operations when incurred. These variable non-lease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets. The following table presents the lease cost associated with both operating and financing leases for the three and nine month periods ending September 30, 2021 and 2020 (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease cost
Financing lease cost:
Amortization of right-of-use asset	$68	$68	$204	$203
Interest expense	26	28	80	85
Operating lease cost	29	29	87	87
Total lease cost	$123	$125	$371	$375

Certain of the Company's leases contain options to renew the lease after the initial term. Management considers the Company's historical pattern of exercising renewal options on leases and the performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020

	Operating	Financing	Operating	Financing
Weighted-average remaining term (years)	11.1	15.6	11.4	16.0
Weighted-average discount rate	3.52%	3.55%	3.49%	3.52%

The following table presents the undiscounted cash flows due related to operating and financing leases, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.

September 30, 2021
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due:
Within 1 year	$110	$319
After 1 year but within 2 years	69	320
After 2 years but within 3 years	69	253
After 3 years but within 4 years	69	252
After 4 years but within 5 years	69	198
After 5 years	470	2,623
Total undiscounted cash flows	856	3,965
Discount on cash flows	(151)	(1,012)
Total lease liabilities	$705	$2,953

December 31, 2020
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due:
Within 1 year	$120	$316
After 1 year but within 2 years	98	320
After 2 years but within 3 years	69	309
After 3 years but within 4 years	69	249
After 4 years but within 5 years	69	248
After 5 years	520	2,760
Total undiscounted cash flows	945	4,202
Discount on cash flows	(169)	(1,093)
Total lease liabilities	$776	$3,109

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of September 30, 2021 and December 31, 2020, the Company had no short-term leases.

13.  Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Net			Net
	Unrealized			Unrealized
	Gains and			Gains and
	Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$2,863	$(12,180)	$(9,317)	$3,398	$(17,469)	$(14,071)
Other comprehensive income (loss) before reclassifications	(466)	1,219	753	113	(483)	(370)
Amounts reclassified from accumulated other comprehensive loss	—	694	694	—	483	483
Net current period other comprehensive income (loss)	(466)	1,913	1,447	113	—	113
Ending balance	$2,397	$(10,267)	$(7,870)	$3,511	$(17,469)	$(13,958)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Net			Net
	Unrealized			Unrealized
	Gains and			Gains and
	Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$3,539	$(16,737)	$(13,198)	$1,715	$(17,886)	$(16,171)
Other comprehensive income (loss) before reclassifications	(1,076)	4,140	3,064	1,796	(1,031)	765
Amounts reclassified from accumulated other comprehensive loss	(66)	2,330	2,264	—	1,448	1,448
Net current period other comprehensive income (loss)	(1,142)	6,470	5,328	1,796	417	2,213
Ending balance	$2,397	$(10,267)	$(7,870)	$3,511	$(17,469)	$(13,958)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	September 30, 2021	September 30, 2020	statement of operations
Amortization of estimated defined benefit pension plan loss(2)
	$879	$611	Other expense
	(185)	(128)	Provision for income taxes
	$694	$483
Total reclassifications for the period	$694	$483

(1) Amounts in parentheses indicate credits.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 18 for additional details).

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the nine	For the nine
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	September 30, 2021	September 30, 2020	statement of operations
Realized gains on sale of securities
	$(84)	$—	Net realized gains on investment securities
	18	—	Provision for income taxes
	$(66)	$—
Amortization of estimated defined benefit pension plan loss(2)
	$2,949	$1,833	Other expense
	(619)	(385)	Provision for income taxes
	$2,330	$1,448
Total reclassifications for the period	$2,264	$1,448

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2021, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At September 30, 2021
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$147,516	13.61%	$132,583	12.28%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	107,829	9.95	119,496	11.07	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	107,829	9.95	119,496	11.07	6.00	8.00
Tier 1 Capital (To Average Assets)	107,829	7.87	119,496	8.87	4.00	5.00

	At December 31, 2020
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$135,777	12.93%	$125,182	11.95%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	105,653	10.06	112,965	10.78	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	117,556	11.20	112,965	10.78	6.00	8.00
Tier 1 Capital (To Average Assets)	117,556	9.29	112,965	9.03	4.00	5.00

*Applies to the Bank only.

It should be noted that, in addition to earnings performance positively impacting regulatory capital, the August 26, 2021 issuance of $27 million in subordinated debt resulted in the total capital ratios at both the Company and the Bank improving to a greater degree than they otherwise would have between the second and third quarter of 2021. This improvement is due to the new $27 million subordinated debt issuance being larger than the aggregate $20 million of debt instruments that it replaced. The new $27 million of subordinated debt qualifies as tier 2 capital at the Company and replaced $13.1 million of guaranteed junior subordinated debt, which qualified as tier 1 capital, and $7.65 million of subordinated debt that, similar to the new subordinated debt, qualified as tier 2 capital. As a result, the tier 1 capital ratio decreased at the Company and is now equal to the tier 1 common equity ratio. Since the new subordinated debt issuance was greater than the aggregate total of the debt instruments that it replaced, the Parent Company downstreamed $3.5 million as capital to the Bank. This new capital at the Bank qualifies as tier 1 capital and resulted in further improvement to all of its regulatory capital ratios.

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

The following table summarizes the interest rate swap transactions that impacted the Company’s first nine months of 2021 and 2020 performance (in thousands, except percentages).

	At September 30, 2021
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$55,061	2.59%	Monthly	$(602)
Swap liabilities	N/A	(55,061)	(2.59)	Monthly	602
Net exposure		—	—		—

	At September 30, 2020
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$36,726	3.06%	Monthly	$(345)
Swap liabilities	N/A	(36,726)	(3.06)	Monthly	345
Net exposure		—	—		—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPA can be found in Note 19. The notional amount of the risk participation agreement outstanding at September 30, 2021 was $2.6 million.

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at September 30, 2021 and 2020. None of the Company's derivatives are designated as hedging instruments.

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

The contribution of the major business segments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2021		September 30, 2021
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$12,515	$2,801	$38,605	$9,059
Wealth management	3,154	831	9,082	2,227
Investment/Parent	(2,027)	(2,201)	(5,473)	(6,066)
Total	$13,642	$1,431	$42,214	$5,220

	Three months ended		Nine months ended
	September 30, 2020		September 30, 2020
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$12,263	$2,509	$36,096	$7,788
Wealth management	2,620	547	7,672	1,510
Investment/Parent	(1,788)	(1,978)	(4,850)	(5,392)
Total	$13,095	$1,078	$38,918	$3,906

17.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $265.5 million and $213.9 million along with standby letters of credit of $13.4 million and $13.3 million as of September 30, 2021 and December 31, 2020, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The carrying amount of the reserves for AmeriServ obiligations related to unfunded commitments and standby letters of credit was $963,000 at September 30, 2021 and $872,000 at December 31, 2020.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

18.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$429	$419	$1,287	$1,257
Interest cost	221	320	664	960
Expected return on plan assets	(1,004)	(811)	(3,012)	(2,433)
Recognized net actuarial loss	610	611	1,829	1,833
Settlement charge	269	—	1,120	—
Net periodic pension cost	$525	$539	$1,888	$1,617

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The Company recognized a $269,000 and $1.1 million settlement charge in connection with its defined benefit pension plan in the third quarter and first nine months of 2021, respectively. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceed a threshold of expected annual service and interest costs in the current year. So far in 2021, all employees that retired have elected to take a lump sum distribution as opposed to collecting future monthly annuity payments since the value of the lump sums is elevated due to the historically low interest rates. It is anticipated that the Company will be required to recognize additional settlement charges during the fourth quarter of 2021 as more people retire. However, the amounts of these future settlement charges are difficult to estimate. It is important to note that since the retired employees have chosen to take the lump sum payments, these individuals are no longer included in the pension plan. Therefore, the Company’s normal annual pension expense is expected to continue to decline in the future.

The accrued pension liability, which had a positive (debit) balance of $17.2 million, was reclassified to other assets on the Consolidated Balance Sheets as of September 30, 2021. The balance of the accrued pension liability became a positive value as a result of the $8.0 million contribution made in 2021 and the revaluation of the obligation due to the recognition of the settlement charge.

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

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of September 30, 2021 and December 31, 2020, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at September 30, 2021
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$516	$516	$—	$—
Available for sale securities:
U.S. Agency	7,635	—	7,635	—
U.S. Agency mortgage-backed securities	78,760	—	78,760	—
Municipal	20,302	—	20,302	—
Corporate bonds	53,656	—	53,656	—
Interest rate swap asset (1)	1,574	—	1,574	—
Interest rate swap liability (2)	(1,574)	—	(1,574)	—
Risk participation agreement (2)	(8)	—	(8)	—

	Fair Value Measurements at December 31, 2020
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$443	$443	$—	$—
Available for sale securities:
U.S. Agency	3,152	—	3,152	—
U.S. Agency mortgage-backed securities	67,913	—	67,913	—
Municipal	20,348	—	20,348	—
Corporate bonds	52,752	—	52,752	—
Interest rate swap asset (1)	3,320	—	3,320	—
Interest rate swap liability (2)	(3,320)	—	(3,320)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At September 30, 2021, collateral-based impaired loans with a carrying value of $7,000 were reduced by a specific valuation allowance totaling $6,000 resulting in a net fair value of $1,000. At December 31, 2020, collateral-based impaired loans with a carrying value of $266,000 were reduced by a specific valuation allowance totaling $8,000 resulting in a net fair value of $258,000.

Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. The Bank’s internal Assigned Risk Department estimates the fair value of repossessed assets, such as vehicles and equipment, using a formula driven analysis based on automobile or other industry data, less estimated costs to sell at the time of repossession. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO and repossessed assets.

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
September 30, 2021	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$1	$—	$—	$1
Other real estate owned and repossessed assets	8	—	—	8

	Fair Value Measurements
December 31, 2020	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$258	$—	$—	$258

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
September 30, 2021	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$1	Appraisal of	Appraisal	0% to 100% (89%)
		collateral (1)	adjustments(2)

Other real estate owned and repossessed assets	8	Appraisal of	Appraisal	30% (30%)
		collateral (1)	adjustments(2)
			Liquidation	3% (3%)
expenses

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2020	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$258	Appraisal of	Appraisal	0% to 100% (3%)
		collateral (1)	adjustments(2)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on US GAAP measurements and recorded carrying values at September 30, 2021 and December 31, 2020, for the remaining financial instruments not required to be measured or reported at fair value were as follows:

	September 30, 2021
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$53,942	$56,070	$—	$53,071	$2,999
Loans, net of allowance for loan loss and unearned income	983,905	988,679	—	—	988,679
FINANCIAL LIABILITIES:
Deposits with stated maturities	303,025	305,424	—	—	305,424
All other borrowings (1)	70,253	71,207	—	—	71,207

	December 31, 2020
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$44,222	$47,106	$—	$44,108	$2,998
Loans held for sale	6,250	6,428	6,428	—	—
Loans, net of allowance for loan loss and unearned income	960,750	969,433	—	—	969,433
FINANCIAL LIABILITIES:
Deposits with stated maturities	311,064	314,845	—	—	314,845
All other borrowings(1)	85,493	90,907	—	—	90,907
(1)	All other borrowings include advances from Federal Home Loan Bank, guaranteed junior subordinated deferrable interest debentures, and subordinated debt.

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

21.  Branch Aquisition

On May 21, 2021, AmeriServ Financial Bank, the Company’s wholly owned banking subsidiary, completed its previously announced acquisition from Citizen’s Neighborhood Bank (CNB), an operating division of Riverview Bank, the branch and deposit customers in Meyersdale, Pennsylvania and the deposit customers in Somerset, Pennsylvania. On this date, the Meyersdale branch continued in operation under the AmeriServ name while the Somerset branch customers were transferred to the full service AmeriServ office at 108 West Main Street. Pursuant with the terms of the purchase and assumption agreement, the related deposits, totaling approximately $42 million on the closing date, were acquired for a 3.71% deposit premium, or $1.6 million.

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

The Company recorded goodwill and other intangibles associated with the acquisition of the Meyersdale and Somerset branches from Riverview Bank totaling $1.8 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the nine months ended September 30, 2021. The carrying amount of the goodwill at September 30, 2021 related to the Riverview branch acquisition was $1.7 million.

Identifiable intangible assets are amortized to their estimated residual values over their expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the nine months ended September 30, 2021, no such adjustments were recorded. The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over a ten-year useful life. The gross carrying amount of the core deposit intangible at September 30, 2021 was $166,000 with $11,000 accumulated amortization as of that date.

The amount of revenue of the acquired business since the acquisition date, and the pro-forma results of operations, are not material to the financial statements.

As of September 30, 2021, the current year and estimated future amortization expense for the core deposit intangible associated with the Riverview branch acquisition is as follows (in thousands):

2021	$19
2022	30
2023	27
2024	24
2025	21
After five years	56
$177

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

…..2021 THIRD QUARTER SUMMARY OVERVIEW…..AmeriServ reported third quarter 2021 net income of $1,431,000, or $0.08 per diluted common share. This represents a 32.7%, or $353,000, increase from the third quarter of 2020 when net income totaled $1,078,000, or $0.06 per share. Earnings per diluted common share totaled $0.31 for the first nine months of 2021, which represents a 34.8% increase over $0.23 earnings per diluted common share reported for the same period of 2020.

The third quarter of 2021 was a very active quarter for AmeriServ and positions the franchise well for the future. The most significant event of the quarter was the private placement of $27 million in fixed-to-floating rate subordinated notes on August 26, 2021. We utilized $20 million of the funds provided by this private placement to retire more expensive trust preferred securities and subordinated debt. This transaction alone will reduce the annual debt service requirement of AmeriServ by $500,000 beginning in the fourth quarter of 2021. But, also, this transaction permitted AmeriServ to strengthen the capital position of AmeriServ Financial Bank by $5 million. The Bank hopes to leverage this additional capital to further increase lending which should position the Bank for increased future profitability. The entire transaction was initiated and completed within the third quarter of 2021 which enables AmeriServ to begin realizing the benefit in the fourth quarter of 2021.

The timing of the transaction could not have been better. Since December 31, 2020, loans outstanding have increased by about $18 million. The economic recovery from the lockdown has been fitful but here at AmeriServ our loan pipeline has increased beyond its level prior to the pandemic lockdown. We believe that both borrowers and lenders have learned considerably during these times and these lessons learned will become a standard part of our loan underwriting process in this continuing recovery environment.

AmeriServ also continues at a record level of liquidity. Our deposit totals surpassed the billion-dollar mark during the second quarter of 2020 and ended the third quarter of 2021 well above a billion dollars for the sixth consecutive quarter since then. The combination of these events means enhanced capital, increasing loan demand, strong liquidity - a set of operating conditions that is very encouraging.

Previously, we have mentioned our prominence in the mortgage market and that, while not equal to 2020, it appears now that 2021 is probably going to be the second strongest year in the past five years. This is truly a significant element in our Banking for Life pledge.

Wealth management continues to carve out its special position in the AmeriServ array of customer services. Through the summer months, there was much chatter among the self-appointed “smart money” about the expectations for a market correction. It appears that event arrived during September and was estimated by some to be a negative 5% market correction. But for clients of AmeriServ wealth management, it only represented a decline of just 0.7% or less than 1%. The financial market recovery from that slight loss has already occurred. Therefore, if that is the end of the 2021 correction, AmeriServ’s clients are well positioned for a continuing recovery. This array of AmeriServ wealth management businesses, as of September 30, 2021, have already surpassed their net contribution to AmeriServ Financial, Inc. for the entire record year of 2020. They have stepped to the fore at a fortuitous time.

We do appreciate the job AmeriServ associates have done, and continue to do, in the pandemic environment we are all enduring. At present, more of our staff are in their traditional locations than at any time in the last year and a half.

THREE MONTHS ENDED SEPTEMBER 30, 2021 VS. THREE MONTHS ENDED SEPTEMBER 30, 2020

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2021	September 30, 2020
Net income	$1,431	$1,078
Diluted earnings per share	0.08	0.06
Return on average assets (annualized)	0.41%	0.34%
Return on average equity (annualized)	5.07%	4.17%

The Company reported net income of $1,431,000, or $0.08 per diluted common share. This earnings performance represented a $353,000, or 32.7%, increase from the third quarter of 2020 when net income totaled $1,078,000, or $0.06 per diluted common share. During the third quarter of 2021, the Company continued to achieve record levels of loans. Excluding PPP loan activity, good growth in both commercial real estate loans and residential mortgage loans caused our total loan portfolio to increase by $22 million, or 2.3%, during the quarter. Our third quarter also included the successful completion of a $27 million private placement of subordinated debt. The financial benefits of utilizing the funds from our sub debt offering to retire higher cost debt will begin to be fully realized in the fourth quarter of 2021 which we expect will favorably reduce our cost of funds. As a result of these items, we believe that our net interest margin is well positioned to expand in the fourth quarter of 2021. Additionally, even with growing net interest income, the diversification of our revenue streams continues to be a strength for our Company as 32% of our third quarter revenue came from non-interest income sources, which was driven by record contributions from our wealth management businesses.

…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company’s net interest income performance for the third quarter of 2021 to the third quarter of 2020 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	September 30, 2021	September 30, 2020	Change	% Change
Interest income	$11,372	$11,237	$135	1.2%
Interest expense	2,146	2,446	(300)	(12.3)
Net interest income	$9,226	$8,791	$435	4.9
Net interest margin	2.85%	2.97%	(0.12)%	N/M

N/M — not meaningful

The Company’s net interest income in the third quarter of 2021 increased by $435,000, or 4.9%, from the prior year’s third quarter while the net interest margin of 2.85% was 12 basis points lower than the net interest margin of 2.97% for the third quarter of 2020. The third quarter of 2021 results were indicative of the Company’s effective execution of strategies as continued improvement in the economic environment was conducive to growth, as demonstrated by an increase in our revenues while we work to meet the challenges of the current low interest rate environment. While businesses and consumers are resuming their normal activities and more people are getting vaccinated, recent developments and the Delta variant remind us that many risks remain. The Company has proven to be resilient and will continue to adapt in this fluid environment, adjust in real time, and prioritize the well-being of our employees and the communities we serve.

The Company continued to experience significantly higher than historical levels of both total average loans and total average deposits for the third quarter of 2021 versus the same period of 2020. This growth is due to successful business development efforts, the impact from the government stimulus programs and the Somerset County branch acquisition. Net interest income improved due to the positive impact of commercial real estate and residential mortgage loan growth as well as the low interest rate environment favorably impacting deposit and FHLB borrowings interest expense. The combination of these two factors more than offset the unfavorable impact of net interest margin pressure from lower earning asset yields. Overall, the decrease in total interest expense combined with the slight increase in total interest income, resulted in net interest income increasing for the third quarter of 2021, compared to last year.

The average balance of total interest earning assets for the third quarter of 2021 totaled $1.3 billion, which is $112.0 million, or 9.6%, higher than the third quarter of 2020. Likewise, on the liability side of the balance sheet, total average deposits for the third quarter increased by $134.7 million, or 12.8%, since last year. As stated previously, total loans continue to be significantly higher than historical levels and averaged $989.2 million in the third quarter of 2021 which is $56.0 million, or 6.0%, higher than the $933.1 million average for the third quarter of 2020. Commercial loan pipelines returned to pre-COVID levels early this year and reached record levels during the third quarter. The growth experienced in our commercial real estate portfolio resulted in traditional loan fee income increasing by $126,000, or 61.9%, for the quarter when compared to the same time period from last year. Total PPP loans averaged $35.8 million for the quarter, decreasing by $32.2 million from last year’s third quarter average as nearly all loans from the first round of this government stimulus program have been forgiven. Further, the overall total loan portfolio volume stabilized during the third quarter in comparison to the previous quarter in 2021 as additional loan growth was offset by declining PPP loans as they complete the forgiveness process. Strong residential mortgage loan production also continued through the third quarter of 2021. The Company revised strategy in 2021 and retained a higher percentage of our residential mortgage loan production in the loan portfolio as opposed to selling into the secondary market. In the third quarter of 2021, the Company retained 100% of total residential mortgage loan production in the loan portfolio. This compares to a retention of approximately 35% in the third quarter of 2020. This strategic change allowed us to more profitably deploy a portion of the increased liquidity that we have on our balance sheet.

The Company remains committed to prudently working with and supporting our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. Borrower requested modifications primarily consist of the deferral of principal and/or interest payments for a period of three to six months. On September 30, 2021, loans totaling only $15.7 million, or 1.6% of total loans, were on a payment modification plan. These loans include five commercial borrowers primarily in the hospitality industry. This current level of borrowers requesting payment deferrals is down sharply from its peak level of approximately $200 million as of June 30, 2020. Management continues to carefully monitor asset quality with a particular focus on these customers that have requested payment deferrals. Deferral extension requests are considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt and issued regulatory guidance.

Total investment securities averaged $217.9 million for the third quarter of 2021, which is $30.1 million, or 16.0%, higher than the $187.8 million average for the third quarter of 2020. The Company continues to be selective when purchasing securities due to the low interest rate environment. However, a slightly more favorable yield curve existed earlier this year as the long end of the U.S. Treasury yield curve increased while the short end of the curve remained relatively stable. This resulted in improved yields for federal agency mortgage-backed securities and federal agency bonds, and management decided to add more of these investments to our portfolio. Similar to our change in strategy to retain more residential mortgage loan production in our loan portfolio, the steeper yield curve provided the opportunity to more profitably deploy a portion of the increased liquidity on our balance sheet into the securities portfolio as opposed to leaving these funds in low yielding federal funds sold. This redeployment of funds also resulted in securities growing between years. The Company also continued to purchase taxable municipal and corporate securities.

Similar to what is occurring across the banking industry, our liquidity position continues to be strong due to the significant influx of deposits. The challenges this increased liquidity presents are twofold. First, there is uncertainty regarding the duration that these increased funds will remain on the balance sheet which will be determined by customer behavior as economic conditions change. The second challenge is to profitably deploy this increased liquidity given the current low yields on short-term investment products. As a result, short-term investment balances averaged $71.4 million in the third quarter of 2021, which remains high by historical standards. Late in the third quarter, the Company benefitted from utilizing a significant portion of our increased liquidity to allow a $33 million, high cost, institutional deposit to mature. This resulted in total short-term investments declining to a more manageable level. However, continued diligent monitoring and management of our short-term investment position is required. Therefore, future loan growth and continued prudent investment in securities are critical to achieve the best return. Overall, total interest income on both loans and investments increased by $135,000, or 1.2%, between years.

Total interest expense for the third quarter of 2021 decreased by $300,000, or 12.3%, when compared to the third quarter of 2020, due to lower levels of deposit and Federal Home Loan Bank (FHLB) borrowings interest expense. Deposit interest expense was lower by $538,000, or 31.2%, despite the previously mentioned increase in deposits that occurred reflecting new deposit inflows as well as the loyalty of the bank’s core deposit base. As mentioned previously, total deposits did decrease late in the third quarter due to the maturity of a $33 million institutional deposit that had a cost of 2.95%. Management elected to replace the maturity of this high cost, large deposit with the additional deposits obtained from the Somerset County branch acquisition. The maturity of this large deposit customer account will result in approximately $900,000 of annual interest expense savings with only $34,000 of this savings realized in the third quarter of 2021. In addition, management continued to effectively execute several deposit product pricing reductions in order to address the net interest margin challenges presented by the low interest rate environment. As a result, the Company experienced deposit cost relief. Specifically, our total deposit cost averaged 0.40% in the third quarter of 2021 compared to 0.65% in the third quarter of 2020, representing a meaningful decrease of 25 basis points. It should be noted that the Somerset County branch and deposit acquisition resulted in approximately $42 million of additional deposits coming on to our balance sheet in the middle of the second quarter. Therefore, total average deposit volumes in the third quarter of 2021 reflect the first full impact to quarterly average deposits due to the acquisition. Overall, the Company’s loan to deposit ratio averaged 83.2% in the third quarter of 2021, which we believe indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to provide the necessary assistance to our customers and our community as they recover from the COVID-19 pandemic and respond to an improving economy.

Total short-term and FHLB borrowings interest expense for the third quarter of 2021 is lower by $64,000, or 22.8%, compared to the same time frame in 2020. The current strong liquidity position has allowed the Company to paydown short-term and FHLB advances, which typically cost more than similar term deposit products. At September 30, 2021, total short-term and FHLB advances were $43.7 million, which is $36.6 million, or 45.6%, lower than the September 30, 2020 level.

The Company completed a private placement of $27 million in fixed-to-floating rate subordinated notes on August 26, 2021. The notes have a fixed annual interest rate of 3.75%, payable until September 1, 2026. From and including September 1, 2026, the interest rate will reset quarterly to the then-current three-month Secured Overnight Financing Rate (SOFR) plus 3.11%. The Company used approximately $20 million of the net proceeds to retire its existing subordinated debt and trust preferred securities that had a weighted average cost of 7.73%. This action will reduce the Company’s interest expense by approximately $500,000 annually. The remainder of the proceeds are being utilized for general corporate purposes, including the downstream of $3.5 million of capital to the bank which will support additional loan growth. The original subordinated debt and trust preferred securities that the new debt replaced did not leave the balance sheet until September 30, 2021 as per terms required to appropriately retire the existing debt. Therefore, we had one full month of the new and the old debt instruments on our balance sheet in September causing additional interest expense. The Company was also required to immediately write off the remaining portion of the unamortized issuance costs from both original debt instruments which generated $202,000 of additional borrowings interest expense in the third quarter of 2021. Therefore, in aggregate, when considering the reduced short-term and FHLB borrowings interest cost, total borrowings interest expense increased by $238,000, or 33.1%, for the third quarter.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three month periods ended September 30, 2021 and 2020 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended September 30, 2021 and 2020 was $4,000 and $5,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended September 30 (In thousands, except percentages)

	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$989,164	$9,834	3.91%	$933,139	$9,729	4.10%
Short-term investments and bank deposits	71,361	28	0.15	45,553	55	0.47
Investment securities – AFS	164,835	1,133	2.75	145,489	1,122	3.07
Investment securities – HTM	53,100	381	2.87	42,270	336	3.17
Total investment securities	217,935	1,514	2.78	187,759	1,458	3.10
Total interest earning assets/interest income	1,278,460	11,376	3.52	1,166,451	11,242	3.81
Non-interest earning assets:
Cash and due from banks	20,806			18,512
Premises and equipment	17,678			18,352
Other assets	82,919			72,247
Allowance for loan losses	(11,907)			(9,792)
TOTAL ASSETS	$1,387,956			$1,265,770
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$220,594	$63	0.11%	$177,242	$64	0.16%
Savings	131,184	49	0.14	107,824	36	0.13
Money markets	281,427	169	0.24	237,758	191	0.32
Time deposits	334,635	908	1.08	345,923	1,436	1.67
Total interest bearing deposits	967,840	1,189	0.49	868,747	1,727	0.79
Short-term borrowings	—	—	—	1,429	1	0.24
Advances from Federal Home Loan Bank	45,867	217	1.89	73,857	280	1.52
Guaranteed junior subordinated deferrable interest debentures	12,794	383	11.98	13,085	280	8.57
Subordinated debt	18,017	331	7.34	7,650	130	6.80
Lease liabilities	3,695	26	2.86	3,911	28	2.85
Total interest bearing liabilities/interest expense	1,048,213	2,146	0.81	968,679	2,446	1.01
Non-interest bearing liabilities:
Demand deposits	220,745			185,108
Other liabilities	6,970			9,170
Shareholders’ equity	112,028			102,813
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,387,956			$1,265,770
Interest rate spread			2.71			2.80
Net interest income/ Net interest margin (non-GAAP)		9,230	2.85%		8,796	2.97%
Tax-equivalent adjustment		(4)			(5)
Net Interest Income (GAAP)		$9,226			$8,791

…..PROVISION FOR LOAN LOSSES…..The Company recorded a $350,000 provision expense for loan losses in the third quarter of 2021 as compared to a $675,000 provision expense in the third quarter of 2020. The 2021 provision reflects an improved credit quality outlook for the overall portfolio as criticized asset levels as well as delinquent loan balances have demonstrated improvement this year. This is a reflection of the Company’s loan officers working effectively with our customers as the economy improves and as businesses return to normal operations with limited restrictions. While the provision is lower for the third quarter of 2021 when compared to the third quarter of 2020, the provision expense did increase from the second quarter of 2021 by $250,000 due primarily to the loan growth that the Company experienced during the third quarter. As demonstrated historically, the Company continues its strategic conviction that a strong allowance for loan losses is needed, which has proven to be essential as we support certain borrowers fully recovered from the COVID-19 pandemic. Overall, we believe that non-performing assets remain well controlled and totaled $3.1 million, or 0.31% of total loans, at September 30, 2021 compared to $3.3 million, or 0.34% of total loans, at December 31, 2020. The Company experienced net loan recoveries of $22,000, or 0.01% of total loans, in the third quarter of 2021 which compares favorably to net loan charge-offs of $91,000, or 0.04% of total loans, in the third quarter of 2020. Since the end of the third quarter of 2020, the balance of the allowance for loan losses increased by $1.8 million, or 17.9%, to $12.1 million at September 30, 2021. Management continues to carefully monitor asset quality with a particular focus on loan customers that have requested an additional payment deferral. The Asset Quality Task Force is meeting at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers. In summary, the allowance for loan losses provided 389% coverage of non-performing assets, and 1.22% of total loans, at September 30, 2021, compared to 341% coverage of non-performing assets, and 1.16% of total loans, at December 31, 2020. The reserve coverage of total loans, excluding PPP loans (non-GAAP), was 1.25% at September 30, 2021. The Small Business Administration guarantees 100% of the PPP loans made to eligible borrowers which minimizes the level of credit risk associated with these loans. See the reconciliation of the non-GAAP measure of the reserve coverage of total loans, excluding PPP loans, within the Allowance for Loan Losses Section of the MD&A.

…..NON-INTEREST INCOME….. Non-interest income for the third quarter of 2021 totaled $4.4 million and increased by $112,000, or 2.6%, from the third quarter of 2020 performance. Factors contributing to the higher level of non-interest income for the quarter included:

●	a $533,000, or 20.5%, increase in wealth management fees as the entire wealth management group has performed exceptionally well through the pandemic, actively working for clients to increase the value of their holdings in the financial markets and adding new business. The fair market value of wealth management assets remained relatively consistent since the second quarter of 2021 and totaled $2.6 billion and improved from the early pandemic fair market value low point at March 31, 2020, exceeding by $612.7 million, or 30.9%;
●	a $492,000, or 97.0%, decrease in net gains on loans held for sale due to the Company’s revised strategy to retain a higher percentage of our residential mortgage loan production in the loan portfolio as opposed to selling into the secondary market;
●	an $80,000, or 49.7%, decrease in mortgage related fees due to a lower level of residential mortgage loan production;
●	a $60,000, or 37.3%, increase in revenue from bank owned life insurance as a result of a financial floor taking hold which caused increased earnings and a higher rate of return on certain policies; and
●	a $37,000, or 5.6%, increase in other income primarily due to higher interchange fee income that resulted from increased usage of debit cards as the pandemic caused consumers to increase online purchases and many businesses to implement contactless services by not accepting cash due to health safety concerns. Another indication that consumers are becoming more active and increasing their spending habits is service charges on deposit accounts comparing favoraby by $54,000, or 26.2%.

…..NON-INTEREST EXPENSE….. Non-interest expense for the third quarter of 2021 totaled $11.5 million and increased by $413,000, or 3.7%, from the prior year’s third quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	a $124,000, or 9.3%, increase in other expense primarily due to the recognition of a $269,000 settlement charge in connection with the Company’s defined benefit pension plan, which is described in Note 18, Pension Benefits;
●	the Company recognized costs for the branch acquisition totaling $87,000 for the third quarter of 2021;
●	a $72,000, or 1.1%, increase in salaries and employee benefits expense. Factors causing the increase included greater incentive compensation primarily due to commissions earned as a result of strong performance in the wealth management businesses and continued good residential mortgage loan production. Also contributing to the higher salaries and employee benefits expense was increased health care costs; and
●	a $30,000, or 21.4%, increase in FDIC deposit insurance expense due to an increase in the asset assessment base.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $341,000, or an effective tax rate of 19.2%, in the third quarter of 2021. This compares to an income tax expense of $235,000, or an effective tax rate of 17.9%, for the third quarter of 2020. The lower effective tax rate in the third quarter of 2020 reflected a modest income tax credit recognized to correct an over accrual of income tax expense that occurred earlier that year.

NINE MONTHS ENDED SEPTEMBER 30, 2021 VS. NINE MONTHS ENDED SEPTEMBER 30, 2020

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Net income	$5,220	$3,906
Diluted earnings per share	0.31	0.23
Return on average assets (annualized)	0.52%	0.43%
Return on average equity (annualized)	6.48	5.15

For the nine-month period ended September 30, 2021, the Company reported net income of $5,220,000, or $0.31 per diluted common share. This earnings performance was a $1.3 million, or 33.6%, improvement from the nine-month period of 2020 when net income totaled $3,906,000, or $0.23 per diluted common share. The earnings per share performance for the nine-month period of 2021 increased 34.8% when compared to the nine-month period of 2020. Overall, the increase to net interest income, a growing level of non-interest income, and a reduced loan loss provision more than offset a higher level of non-interest expense resulting in an improved earnings performance for the first nine months of 2021.

…..NET INTEREST INCOME AND MARGIN….. The following table compares the Company’s net interest income performance for the first nine months of 2021 to the first nine months of 2020 (in thousands, except percentages):

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	Change	% Change
Interest income	$34,979	$35,242	$(263)	(0.7)%
Interest expense	6,194	8,227	(2,033)	(24.7)
Net interest income	$28,785	$27,015	$1,770	6.6
Net interest margin	3.07%	3.16%	(0.09)%	N/M

N/M — not meaningful

The Company’s net interest income in the first nine months of 2021 increased by $1.8 million, or 6.6%, when compared to the first nine months of 2020. The Company’s net interest margin of 3.07% for the first nine months of 2021 declined by nine basis points from the prior year’s first nine-month time period. Total average earning assets increased in the first nine months of 2021 by $115.9 million, or 10.3%, due to growth in total loans, short-term investments and investment securities. Both non-interest and interest bearing deposits increased resulting in less reliance on higher cost borrowed funds. Overall, total interest expense decreased significantly more than the decrease in total interest income, resulting in net interest income increasing for the year-to-date time period of 2021, compared to last year.

Total loans averaged $987.5 million in the first nine months of 2021 which was $79.9 million, or 8.8%, higher than the 2020 first nine-month average. The economic recovery has been evident in our lending activity as we continued to experience loan growth throughout the first nine months of 2021. The growth experienced in our commercial real estate portfolio resulted in traditional loan fee income increasing by $306,000, or 46.3%, for the nine months when compared to the same time period from last year. Although reduced from its peak in 2020, strong residential mortgage loan production continued throughout 2021. Residential mortgage loan production totaled $76.2 million in the first nine months of 2021 which declined by 22.5% from the production level of $98.3 million achieved in the first nine months of 2020. Despite the decline between years, thus far, this is the second highest level of residential mortgage loan production in the past five years. The Company did revise strategy in 2021 and is retaining a higher percentage of our residential mortgage loan production in the loan portfolio as opposed to selling into the secondary market. In the first nine months of 2021, the Company retained approximately 78% of total residential mortgage loan production in the loan portfolio. This compares to a retention of approximately 30% in the first nine months of 2020. This strategic change allowed us to more profitably deploy a portion of the increased liquidity that we have on our balance sheet. Additionally, loan volumes were positively impacted by the second round of PPP loans, which was announced in late December 2020 as part of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and implemented during the middle of January 2021. The Company processed 264 PPP loans totaling $32.3 million from the second round of this program which ended in May 2021. Also, the Company recorded a total of $1.9 million of processing fee income and interest income from PPP lending activity through nine months of 2021, which is $529,000, or 37.7%, higher than the 2020 level. Note that the level of PPP fee income in the third quarter of 2021 decreased significantly when compared to the second quarter of 2021 by $431,000 as nearly all loans from the first round of the program completed the forgiveness process during the second quarter. The remaining PPP loans on the balance sheet from the second round are just beginning the forgiveness process. We anticipate that the majority of the unamortized fees associated with these loans will be recognized as income during the fourth quarter of 2021. Finally, on an end of period basis, excluding total PPP loans, the total loan portfolio grew by approximately $85.9 million, or 9.7%. since the end of the third quarter of 2020.

Total investment securities averaged $206.9 million for the first nine months of 2021, which is $20.0 million, or 10.7%, higher than the $186.9 million average for the first nine months of last year. The Company continues to be selective in 2021 when purchasing securities due to the low interest rate environment. However, a slightly more favorable yield curve existed earlier this year as the long end of the U.S. Treasury yield curve increased while the short end of the curve remained relatively stable. This resulted in improved yields for federal agency mortgage-backed securities and federal agency bonds, and management decided to add more of these investments to our portfolio. Similar to our change in strategy to retain more residential mortgage loan production in our loan portfolio, the steeper yield curve provided the opportunity to more profitably deploy a portion of the increased liquidity on our balance sheet into the securities portfolio as opposed to leaving these funds in low yielding federal funds sold. This redeployment of funds also resulted in securities growing between years. The Company also continued to purchase taxable municipal and corporate securities.

During the first quarter of 2021, the President signed into law another round of economic stimulus as part of the American Rescue Plan Act of 2021. The stimulus checks delivered to most Americans and the financial assistance provided to municipalities and school districts as part of this program, along with our successful business development efforts, contributed to total deposits increasing significantly between years and reaching record levels. Deposit balances were also positively impacted in the second quarter of 2021 by the Somerset County branch acquitision, which provided approximately $42 million of additional deposits. As a result of this robust deposit growth, the Company’s liquidity position continues to be strong. Therefore, the challenge exists to profitably deploy this increased liquidity given the current low yields on short-term investment products. The significant influx of deposits onto the balance sheet resulted in short-term investment balances averaging $50.9 million for the first nine months of 2021, which remains high by historical standards. Late in the third quarter, the Company benefitted from utilizing a significant portion of our increased liquidity to allow a $33 million, high cost, institutional deposit to mature. This resulted in total short-term investments declining to a more manageable level. Overall, for the nine months of 2021, total interest income on both loans and investments decreased by $263,000, or 0.7%, between years despite the increased volumes.

Total interest expense for the first nine months of 2021 decreased by $2.0 million, or 24.7%, when compared to 2020, due to lower levels of both deposit and FHLB borrowings interest expense. Through nine months, deposit interest expense in 2021 is lower by $2.2 million, or 35.6%, despite the previously mentioned increase in the level of deposits. The deposit growth reflects the new deposit inflows as well as the loyalty of the bank’s core deposit base providing a strong foundation from which these new deposits can build. As mentioned previously, total deposits did decrease late in the third quarter due to the maturity of the $33 million institutional deposit that had a cost of 2.95%. Management elected to replace the maturity of this high cost, large deposit with the additional deposits obtained from the Somerset County branch and deposit acquisition. The maturity of this large deposit customer account will result in approximately $900,000 of annual interest expense savings with only $34,000 of this savings realized in the third quarter of 2021. In addition, management continues to effectively execute several deposit product pricing reductions to address the net interest margin challenges presented by the low interest rate environment. As a result, the Company experienced deposit cost relief. Specifically, our total deposit cost averaged 0.45% in the first nine months of 2021 compared to 0.79% in the first nine months of 2020, representing a meaningful decrease of 34 basis points.

Total short-term and FHLB borrowings interest expense for the nine months of 2021 is lower by $175,000, or 20.4%, compared to the same time frame in 2020. The current strong liquidity position has allowed the Company to paydown short-term and FHLB advances, which typically cost more than similar term deposit products. In the first nine months of 2021, total average short-term borrowings and advances from FHLB were $52.2 million, a decrease of $13.7 million, or 20.8%, from the same period during 2020. As described in detail on page 42, the Company completed a private placement of $27 million in fixed-to-floating rate subordinated notes on August 26, 2021. Therefore, in aggregate, when considering the reduced short-term and FHLB borrowings interest cost, total borrowings interest expense increased by $124,000, or 5.7%, for the nine months.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the nine month periods ended September 30, 2021 and 2020. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 42. The tax equivalent adjustments to interest income on loans and municipal securities for the nine months ended September 30, 2021 and 2020 was $14,000 and $18,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Nine months ended September 30 (In thousands, except percentages)

	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$987,523	$30,454	4.08%	$907,593	$30,522	4.44%
Short-term investments and bank deposits	50,857	47	0.12	34,842	230	0.87
Investment securities – AFS	157,679	3,392	2.87	145,211	3,464	3.18
Investment securities – HTM	49,226	1,100	2.98	41,734	1,044	3.34
Total investment securities	206,905	4,492	2.89	186,945	4,508	3.22
Total interest earning assets/interest income	1,245,285	34,993	3.73	1,129,380	35,260	4.13
Non-interest earning assets:
Cash and due from banks	18,882			18,395
Premises and equipment	17,822			18,497
Other assets	76,147			70,380
Allowance for loan losses	(11,788)			(9,494)
TOTAL ASSETS	$1,346,348			$1,227,158
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$210,179	$182	0.12%	$172,365	$424	0.33%
Savings	124,120	130	0.14	102,498	111	0.15
Money markets	269,509	511	0.25	232,819	867	0.50
Time deposits	337,726	3,074	1.21	344,729	4,652	1.81
Total interest bearing deposits	941,534	3,897	0.55	852,411	6,054	0.95
Short-term borrowings	437	1	0.38	2,860	17	0.80
Advances from Federal Home Loan Bank	51,717	681	1.75	62,979	840	1.79
Guaranteed junior subordinated deferrable interest debentures	12,988	944	9.69	13,085	841	8.57
Subordinated debt	11,106	591	7.09	7,650	390	6.80
Lease liabilities	3,767	80	2.85	3,960	85	2.85
Total interest bearing liabilities/interest expense	1,021,549	6,194	0.81	942,945	8,227	1.16
Non-interest bearing liabilities:
Demand deposits	210,758			171,767
Other liabilities	6,385			11,192
Shareholders’ equity	107,656			101,254
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,346,348			$1,227,158
Interest rate spread			2.92			2.97
Net interest income/ Net interest margin (non-GAAP)		28,799	3.07%		27,033	3.16%
Tax-equivalent adjustment		(14)			(18)
Net Interest Income (GAAP)		$28,785			$27,015

…..PROVISION FOR LOAN LOSSES…..For the first nine months of 2021, the Company recorded an $850,000 provision expense for loan losses compared to a $1.3 million provision expense recorded in the first nine months of 2020. The 2021 provision reflects an improved credit quality outlook for the overall portfolio as criticized asset levels as well as delinquent loan balances have demonstrated improvement. Overall, we believe that non-performing assets remain well controlled, totaling $3.1 million, or 0.31% of total loans, at September 30, 2021. The Company experienced low net loan charge-offs of $71,000, or 0.01% of total loans, in the first nine months of 2021 which compare favorably to net loan charge-offs of $295,000, or 0.04% of total loans, for the first nine months of 2020. Since the end of the third quarter of 2020, the balance of the allowance for loan losses increased by $1.8 million, or 17.9%, to $12.1 million at September 30, 2021. Management continues to carefully monitor asset quality with a particular focus on loan customers that have requested payment deferral. The Asset Quality Task Force is meeting at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers.

…..NON-INTEREST INCOME….. Non-interest income for the first nine months of 2021 totaled $13.4 million and increased by $1.5 million, or 12.8%, from the first nine months of 2020 performance. Factors contributing to the higher level of non-interest income for the nine-month period included:

●	a $1.4 million, or 18.4%, increase in wealth management fees as the entire wealth management group has performed exceptionally well through the pandemic, actively working for clients to increase the value of their holdings in the financial markets and adding new business;
●	a $447,000, or 41.4%, decrease in net gains on loans held for sale due to the Company’s revised strategy to retain a higher percentage of our residential mortgage loan production in the loan portfolio as opposed to selling into the secondary market;
●	a $333,000, or 76.0%, increase in bank owned life insurance income due to the receipt of a $159,000 death claim early in the year as well as 2021 income being positively impacted by a financial floor taking hold which caused increased earnings and a higher rate of return on certain policies;
●	a $259,000, or 15.6%, increase in other income primarily due to higher interchange fee income that resulted from increased usage of debit cards as the pandemic caused consumers to increase online purchases and many businesses to implement contactless services by not accepting cash due to health safety concerns;
●	a $122,000, or 28.2%, decrease in mortgage related fees due to the lower level of residential mortgage loan production; and
●	the Company recognized an $84,000 gain on investment security sales in 2021 as compared to last year when no securities were sold.

…..NON-INTEREST EXPENSE….. Non-interest expense for the first nine months of 2021 totaled $34.9 million and increased by $2.1 million, or 6.5%, from the prior year’s first nine months. Factors contributing to the higher level of non-interest expense for the nine-month period included:

●	a $633,000, or 15.9%, increase in other expense primarily due to the recognition of a $1.1 million settlement charge in connection with the Company’s defined benefit pension plan, which is described in Note 18, Pension Benefits. Also contributing to the higher level of other expense was the Company recognizing $92,000 of expense associated with the unfunded commitment reserve so far in 2021 which represents a $244,000 unfavorable shift from 2020;
●	a $557,000, or 2.8%, increase in salaries and employee benefits expense. Factors causing the increase included greater incentive compensation primarily due to commissions earned as a result of strong performance in the wealth management businesses and continued good residential mortgage loan production. Also contributing to the higher salaries and employee benefits expense was increased health care costs and employee merit salary increases;
●	the Company recognized costs for the branch acquisition totaling $390,000 for the nine-month period of 2021;
●	a $231,000, or 6.0%, increase in professional fees resulted from an increased level of outside professional services related costs and increased fees due to the PPP lending activity;

●	a $184,000, or 62.2%, increase in FDIC deposit insurance expense due to an increase in the asset assessment base and the benefit of the Small Bank Assessment Credit being fully utilized in the first quarter of 2020; and
●	a $65,000, or 11.8%, decrease in supplies, postage, and freight expense as the majority of the personal protective equipment to protect our employees and customers during the pandemic was purchased last year.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $1.3 million, or an effective tax rate of 19.7%, in the first nine months of 2021. This compares to an income tax expense of $966,000, or an effective tax rate of 19.8%, for the first nine months of 2020. Overall, the increased income tax expense in 2021 is a result of the Company’s improved profitability this year.

…..SEGMENT RESULTS.…..The community banking segment reported a net income contribution of $2,801,000 in the third quarter of 2021 and $9,059,000 for the nine months of 2021 which was higher by $292,000 from the third quarter of last year and by $1,271,000 from the net income contribution for the nine months of 2020. The improvement between years in both time periods is due to a higher level of total revenue and a reduced loan loss provision which more than offset an increased level of non-interest expense. Net interest income improved between years as the reduction to total interest expense more than offset the reduction to total interest income. This segment is being favorably impacted by commercial real estate loan growth which correspondingly resulted in loan charge income increasing in both time periods. Also, loan growth was positively impacted by the Company retaining more residential mortgage loans in the portfolio as opposed to selling in the secondary market. This growth more than offset payoff activity and maturities in the commercial & industrial loan portfolio. Additionally, PPP processing fee income and interest income totaled $273,000 for the quarter and $1,935,000 for the nine months, which was lower by $108,000 for the quarter but higher by $529,000 for the nine months. Overall, total loan interest income increased by $106,000 for the quarter but decreased by $64,000 for the nine month time period. Favorably impacting net interest income was this segment experiencing deposit cost relief as total deposit interest expense decreased in both time periods between years due to management’s action to lower pricing of several deposit products, given the low interest rate environment. The decrease to total deposit interest expense occurred even though total deposits reached another record level which is described previously in the MD&A. This segment will be favorably impacted in the future by management electing to replace the maturity of a high cost, large institutional deposit with the additional deposits obtained from the Somerset County branch acquisition. The maturity of this large deposit customer account will result in approximately $900,000 of annual interest expense savings. This interest expense savings will be evident in the fourth quarter of 2021. The Company recorded a $350,000 provision expense for loan losses for the third quarter of 2021 compared to a $675,000 provision in the third quarter of 2020 and an $850,000 provision expense for the first nine months of 2021 compared to a $1,300,000 provision expense in 2020. This was discussed previously in the Provision for Loan Losses sections within this document. Non-interest income was favorably impacted by a higher level of other income for the nine months due to higher levels of interchange income and revenue from bank owned life insurance (BOLI). Note that the Company electing to retain the majority of residential mortgage loans production in the loan portfolio resulted in a decrease to loan sale gains. Non-interest expense compares unfavorably for both the quarterly comparison and the nine months due to the Company recognizing a settlement charge on its defined benefit pension plan, which was discussed in Note 18, Pension Benefits. The other significant increase to non-interest expense between years for both time periods was additional expense recognized for the Somerset County branch acquisition. Finally, non-interest expense was unfavorably impacted by higher professional fees, FDIC insurance expense and occupancy costs.

The wealth management segment’s net income contribution was $831,000 in the third quarter and $2,227,000 for the first nine months of 2021 which was $284,000 higher than the third quarter of 2020 and $717,000 higher for the nine-month time period. The increase is due to wealth management fees increasing as the entire wealth management group has performed exceptionally well through the pandemic, actively working with clients to increase the value of their holdings in the financial markets and adding new business. Slightly offsetting this favorable performance were higher levels of professional fees and total employee costs. Overall, the fair market value of trust assets under administration totaled $2.6 billion at September 30, 2021, an improvement from the early pandemic fair market value low point at March 31, 2020, exceeding by $612.7 million, or 30.9%.

The investment/parent segment reported a net loss of $2,201,000 in the third quarter of 2021 which is a greater loss by $223,000 than the third quarter of 2020 and a net loss of $6,066,000 in the first nine months of 2021 which is a greater loss by $674,000. The increased loss in both time periods was due to the Company completing the private placement of $27 million in subordinated notes on August 26, 2021 which required additional expenses to be recognized during the third quarter of 2021. The original subordinated debt and trust preferred securities that the new debt replaced did not leave the balance sheet until September 30, 2021 as per terms required to appropriately retire the existing debt. Therefore, there was one full month of the new and the old debt instruments being on our balance sheet in September causing additional interest expense. The Company was also required to immediately write off the remaining portion of the unamortized issuance costs from both original debt instruments which generated $202,000 of additional borrowings interest expense in the third quarter of 2021. Sightly offsetting these higher costs was an increase in interest income from the securities portfolio due to a higher volume of securities. As a result of the increased level of liquidity on the Company’s balance sheet, management elected to more profitably deploy these funds into the securities portfolio as opposed to leaving them in low yielding federal funds sold. Finally, and also favorably impacting this segment was the recognition of an $84,000 security sale gain in 2021 after no gain was recognized last year.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.34 billion at September 30, 2021, which increased by $59.2 million, or 4.6%, from the December 31, 2020 asset level. This change was related, primarily, to increased levels of cash and cash equivalents, investment securities, and loans. Specifically, cash and cash equivalents increased $4.5 million, or 14.2%, as the Company experienced a significant influx of deposits resulting from the government stimulus programs and financial assistance provided to municipalities and school districts. Our liquidity position was also positively impacted by the Somerset County branch and deposit acquisition completed in May 2021, which provided approximately $42 million of additional deposits. These deposit increases were partially offset by the maturity of a $33 million institutional deposit late in the third quarter of 2021. Total investment securities increased $25.9 million, or 13.8%, as the steepening of the U.S. Treasury yield curve in the latter part of the first quarter improved the yield for federal agency mortgage-backed securities and federal agency bonds, making these types of securities more attractive for purchase. The Company also continued to purchase corporate and taxable municipal securities. In addition, loans, net of unearned fees, and loans held for sale increased by $17.7 million, or 1.8%, as a result of the Company’s participation in the PPP and higher levels of commercial real estate and residential mortgage loan production. Finally, other assets increased $13.4 million, or 131.4%, as a result of a reclassification of the accrued pension liability, which had a positive balance of $17.2 million as of September 30, 2021, from other liabilities to other assets. The balance of the accrued pension liability became a positive value as a result of the $8.0 million contribution made in 2021 and the revaluation of the obligation due to the recognition of the settlement charge.

Total deposits increased by $89.5 million, or 8.5%, in the first nine months of 2021. As previously mentioned, this robust growth is the result of the government stimulus programs and the Somerset County branch acquisition which were partially offset by the maturity of a large institutional deposit. As of September 30, 2021, the 25 largest depositors represented 19.3% of total deposits, which is a decrease from December 31, 2020 when it was 21.1%. Total borrowings have decreased by $40.2 million, or 35.2%, since year-end 2020. The decrease was driven, primarily, by a lower level of both short-term borrowings and FHLB term advances. Specifically, at September 30, 2021, the Company had no short-term borrowings outstanding as compared to $24.7 million at December 31, 2020. In addition, FHLB term advances decreased by $21.3 million, or 32.8%, and totaled $43.7 million at September 30, 2021. The current strong liquidity position has allowed the Company to paydown short-term borrowings and FHLB advances. However, the Company continues to utilize the FHLB term advances to help manage interest rate risk. Partially offsetting the decrease in short-term and FHLB borrowings was the previously mentioned subordinated debt transaction. The Company completed a private placement of $27 million in fixed-to-floating rate subordinated notes on August 26, 2021 and used approximately $20 million of the net proceeds to retire its existing subordinated debt and trust preferred securities.

The Company’s total shareholders’ equity increased by $9.3 million, or 8.9%, over the first nine months of 2021 due to the retention of earnings more than offsetting our common stock dividend payments to shareholders. Additionally, the recording of the settlement charge in connection with the defined benefit pension plan and the revaluation of the pension obligation had a positive impact on accumulated other comprehensive loss.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.61%, and a common equity tier 1 capital ratio of 9.95% at September 30, 2021. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of September 30, 2021, the Company’s book value per common share was $6.66 and its tangible book value per common share (non-GAAP) was $5.85. When compared to December 31, 2020, book value per common share improved by $0.54 per common share and tangible book value per common share improved by $0.43 per common share. The tangible common equity to tangible assets ratio (non-GAAP) was 7.54% at September 30, 2021 and increased by 25 basis points when compared to December 31, 2020.

The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The Company believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition.  This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.  Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures, and, because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at September 30, 2021 and December 31, 2020 (in thousands, except share and ratio data):

	September 30,	December 31,
	2021	2020
Total shareholders’ equity	$113,736	$104,399
Less: Intangible assets	13,777	11,944
Tangible common equity	99,959	92,455
Total assets	1,338,886	1,279,713
Less: Intangible assets	13,777	11,944
Tangible assets	1,325,109	1,267,769
Tangible common equity ratio (non-GAAP)	7.54%	7.29%
Total shares outstanding	17,075,000	17,060,144
Tangible book value per share (non-GAAP)	$5.85	$5.42

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2021	2020	2020
Total accruing loan delinquency (past due 30 to 89 days)	$1,882	$5,504	$2,534
Total non-accrual loans	3,111	2,500	1,724
Total non-performing assets including TDRs*	3,119	3,331	2,603
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.19%	0.56%	0.27%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.31	0.26	0.18
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned and repossessed assets*	0.31	0.34	0.27
Non-performing assets as a percentage of total assets*	0.23	0.26	0.21
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.01	0.03	0.04
Annualized provision for loan losses	0.12	0.26	0.19
Total classified loans (loans rated substandard or doubtful)**	$13,889	$11,829	$7,619
*

Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned and repossessed assets.

**	Total classified loans include non-performing residential mortgage and consumer loans.

Overall, the Company continued to maintain good asset quality in the first nine months of 2021 as evidenced by low levels of non-accrual loans, non-performing assets, and loan delinquency levels that continue to be below 1% of total loans. The increase in non-accrual loans is the result of three commercial loan relationships, two of which were previously designated as a troubled debt restructure (TDR), being transferred into non-accrual status during the first half of 2021, which was partially offset by a decrease in non-accrual residential mortgage loans. The increase in classified loans is the result of the risk rating downgrade of two substantial commercial real estate loan relationships during the third quarter of 2021. Additionally, the Company experienced a substantial decrease in accruing loan delinquency primarily attributable to the curing of commercial and residential mortgage account delinquency during the period.

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

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2021, the 25 largest credits represented 21.5% of total loans outstanding, which represents a decrease from the third quarter of 2020 when it was 23.2%.

…..ALLOWANCE FOR LOAN LOSSES…..The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2021	2020	2020
Allowance for loan losses	$12,124	$11,345	$10,284
Allowance for loan losses as
a percentage of each of the following:
total loans, net of unearned income	1.22%	1.16%	1.08%
total accruing delinquent loans
(past due 30 to 89 days)	644.21	206.12	405.84
total non-accrual loans	389.71	453.80	596.52
total non-performing assets	388.71	340.59	395.08

The Company recorded an $850,000 provision expense for loan losses in the first nine months of 2021 compared to a $1.3 million provision expense in the first nine months of 2020. As demonstrated historically, the Company continues its strategic conviction that a strong allowance for loan losses is needed, which has proven to be essential as we support certain borrowers fully recover from the COVID-19 pandemic. The 2021 provision reflects an improved credit quality outlook for the overall portfolio as criticized asset levels as well as delinquent loan balances have demonstrated improvement. This is a reflection of the Company’s loan officers working effectively with our customers as the economy improves and as businesses return to normal operations with limited restrictions. As a result of the provision expense sharply exceeding net loan charge-offs over the last 12 months, the balance in the allowance for loan losses increased by $1.8 million, or 17.9%, to $12.1 million at September 30, 2021. The Company’s asset quality continues to remain strong as evidenced by low levels of net loan charge-offs and non-performing assets. Note that the reserve coverage to total loans, excluding PPP loans, is 1.25% (non-GAAP) at September 30, 2021.

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

The following table sets forth the calculation of the Company’s allowance for loan loss reserve coverage to total loans (GAAP) and the reserve coverage to total loans, excluding PPP loans (non-GAAP), at September 30, 2021 (in thousands, except percentages).

SEPTEMBER 30,
2021
Allowance for loan losses	$12,124
Total loans, net of unearned income	996,029
Reserve coverage	1.22%
Reserve coverage to total loans, excluding PPP loans:
Allowance for loan losses	$12,124
Total loans, net of unearned income	996,029
PPP loans	(29,260)
966,769
Non-GAAP reserve coverage	1.25%

…..LIQUIDITY…..The Company’s liquidity position continues to be strong due to effective business development efforts as well as the significant influx of deposits that resulted from the government stimulus programs. Also, deposit levels were positively impacted in the second quarter of 2021 by the Somerset County branch acquisition. In addition, the Company’s loyal core deposit base continues to prove to be a source of strength for the Company during periods of market volatility. As a result, the Company continued to experience significantly higher than historical levels of total average deposits for both the quarter and year-to-date time periods in 2021 versus 2020. Total deposits reached another record level, averaging $1.189 billion for the third quarter of 2021. Total deposits did decrease late in the third quarter of 2021 due to the maturity of a $33 million institutional deposit that had a cost of 2.95%, which is mentioned previously in this document. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth. Average short-term investments grew during the third quarter of 2021 and continue to be higher than they have been historically which presents the challenge of profitably deploying this excess liquidity given the current low yields on short term investment products. An additional challenge is the uncertainty regarding the duration that these excess funds will remain on the balance sheet which will be determined by customer behavior as the economic conditions change. Note that the late third quarter maturity of the $33 million, high cost, institutional deposit resulted in total short-term investments declining to a more manageable level. On an end of period basis, at September 30, 2021, total interest bearing deposits and short-term investments decreased by $1.0 million since December 31, 2020. In addition to the commercial real estate loan growth experienced during the year and greater level of residential mortgage loans being retained in the portfolio, a portion of this increased liquidity was invested in additional securities to more profitably deploy the increased liquidity. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 83.2% in the third quarter of 2021. The Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to provide the necessary assistance to our customers and our community as they continue their recovery from the COVID-19 pandemic and respond to an improving economy. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $4.5 million from December 31, 2020, to $36.0 million at September 30, 2021, due to $7.6 million of cash provided by operating activities and $5.5 million of cash provided by financing activities which more than offset $8.6 million of cash used in investing activities. Within financing activities, the Company redeemed the $13.1 million of guaranteed junior subordinated debt and the original $7.65 million of subordinated debt. These debt instruments were replaced in the third quarter of 2021 with the issuance of $26.6 million of subordinated debt which is presented net of issuance costs that totaled $400,000. Also within financing activities, deposits increased by $47.1 million while total short-term and FHLB borrowings decreased by $46.0 million. Within investing activities, cash advanced for new loans originated totaled $232.8 million and was $23.0 million higher than the $209.8 million of cash received from loan principal payments. Within operating activities, $10.5 million of mortgage loans held for sale were originated while $17.3 million of mortgage loans were sold into the secondary market.

The holding company had $8.8 million of cash, short-term investments, and investment securities at September 30, 2021, which represents a $3.3 million increase from the holding company’s cash position since the end of the second quarter of 2021. This increase is the net result of the new sub debt issuance replacing the existing debt instruments as well as the downstream of $3.5 million of capital to the bank. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At September 30, 2021, our subsidiary Bank had $11.9 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments, and its current dividend payout level with respect to its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $36.0 million and $31.5 million at September 30, 2021 and December 31, 2020, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At September 30, 2021, the Company had $344 million of overnight borrowing availability at the FHLB, $33 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 9.95%, the tier 1 capital ratio was 9.95%, and the total capital ratio was 13.61% at September 30, 2021. The Company’s tier 1 leverage ratio was 7.87% at September 30, 2021. Total regulatory capital was favorably impacted by the August 26, 2021 issuance of $27 million of subordinated debt as described in Note 14, Regulatory Capital. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2021. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 352% of regulatory capital at September 30, 2021. It should be noted that this ratio improved from 364% at June 30, 2021. This improvement occurred even though total non-owner occupied commercial real estate loans grew between quarters. The decrease in this ratio is a direct result of the Parent Company downstreaming $3.5 million of capital to the Bank. The greater level of capital at the Bank creates additional capacity for future non-owner occupied commercial real estate loan growth. Additionally, while we work through the COVID-19 pandemic, our focus is on preserving capital to support customer lending and allow the Company to take advantage of opportunities that should result from the continued improvement in the economy. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.025 per quarter. At September 30, 2021, the Company had approximately 17.1 million common shares outstanding.

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

	VARIABILITY OF	CHANGE IN
	NET INTEREST	MARKET VALUE OF
INTEREST RATE SCENARIO	INCOME	PORTFOLIO EQUITY
200 bp increase	5.6%	35.8%
100 bp increase	3.0	20.8
100 bp decrease	(3.1)	(1.7)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and the scheduled repricing of loans tied to an index, such as LIBOR or prime. Also, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at a targeted range of 0% to 0.25%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $265.5 million and standby letters of credit of $13.4 million as of September 30, 2021. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $9.3 million, or 77%, of the total allowance for loan losses at September 30, 2021 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of September 30, 2021, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At September 30, 2021, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; (xii) potential risks and uncertainties also include those relating to the duration of the COVID-19 outbreak and its variants, and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, including the distribution and effectiveness of COVID-19 vaccines; and (xiii) other external developments which could materially impact the Company’s operational and financial performance.

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2021, are effective.

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
4.1

Form of 3.75% Fixed-to-Floating Rate Subordinated Note due 2031 of AmeriServ Financial, Inc. (Incorporated by reference to Exhibit A to Exhibit 10.1 to the Current Report on Form 8-K filed on August 30, 2021).

10.1

Form of Subordinated Note Purchase Agreement, dated as of August 26, 2021, by and between AmeriServ Financial, Inc. and several purchasers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 30, 2021).

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
101

The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: November 8, 2021	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: November 8, 2021	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer