Form 10-K
period 2021-12-31
AMERISERV FINANCIAL INC /PA/
filed 2022-03-14
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its mangagement’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $60,759,199 as of June 30, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 17,104,309 shares outstanding as of February 28, 2022.

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

The Company’s principal activities consist of owning and operating its two wholly owned subsidiary entities. At December 31, 2021, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of  $1.3 billion, $1.1 billion, and $116.5 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking, bank related services, and trust related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and risk management.

As a bank holding company, the Company is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking and Securities (PDB). The Company is also under the jurisdiction of the Securities and Exchange Commission (SEC) for matters relating to registered offerings and sales of its securities under the Securities Act of 1933, as amended, and the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended. The Company’s common stock is listed on The NASDAQ Stock Market under the trading symbol “ASRV,” and the Company is subject to the NASDAQ rules applicable to listed companies.

AMERISERV FINANCIAL BANK

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended (Banking Code). Through 17 branch locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland counties, Pennsylvania and Washington county, Maryland, the Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, checking accounts, money market accounts, secured and unsecured consumer loans, mortgage loans, safe deposit boxes, holiday club accounts, and money orders; and (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as commercial real estate mortgage loans (CRE), short and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 18 automated bank teller machines (ATMs) through its 24-hour banking network that is linked with NYCE, a regional ATM network, and CIRRUS, a national ATM network. West Chester Capital Advisors (WCCA), a SEC-registered investment advisor, is a subsidiary of the Bank. The Company also operates loan production offices (LPOs) in Altoona and Wilkins Township in Pennsylvania.

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

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the PDB. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios of the Bank at December 31, 2021:

Headquarters	Johnstown, PA
Total Assets	$1,319,327
Total Investment Securities	209,190
Total Loans and Loans Held for Sale (net of unearned income)	986,037
Total Deposits	1,139,578
Total Net Income	8,016
Asset Leverage Ratio	9.12%
Return on Average Assets	0.60
Return on Average Equity	6.79
Total Full-time Equivalent Employees	235

RISK MANAGEMENT OVERVIEW

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, which includes credit, interest rate and market, liquidity, operational, legal/compliance, strategic/reputational and security risk. Additionally, in 2021, the Company continued to focus on the risks surrounding the COVID-19 pandemic. The Company seeks to identify, manage and monitor these risks with policies, procedures, and various levels of oversight from the Company’s Board of Directors (the Board) and management. The Company has a Management Enterprise Risk Committee with Board of Director representation to help manage and monitor the Company’s risk position, which is reported formally to the Board, at a minimum, on a semi-annual basis.

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

The following table sets forth the weighted average yield for each type of investment security and range of maturity as of December 31, 2021. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity.

Investment securities available for sale:

	AT DECEMBER 31, 2021
					TOTAL
				U.S. AGENCY	INVESTMENT
				MORTGAGE-	SECURITIES
			CORPORATE	BACKED	AVAILABLE
	U. S. AGENCY	MUNICIPAL	BONDS	SECURITIES	FOR SALE
Within 1 year	—%	3.72%	3.15%	1.68%	3.25%
After 1 year but within 5 years	—	2.92	3.28	3.38	3.17
After 5 years but within 10 years	1.74	2.67	4.07	2.52	3.35
Over 10 years	2.68	—	3.90	1.92	1.96
Total	1.98	2.84	3.68	2.01	2.67

Investment securities held to maturity:

	AT DECEMBER 31, 2021
					TOTAL
				U.S. AGENCY	INVESTMENT
			CORPORATE	MORTGAGE-	SECURITIES
			BONDS AND	BACKED	HELD TO
	U. S. AGENCY	MUNICIPAL	OTHER	SECURITIES	MATURITY
Within 1 year	—%	3.83%	—%	—%	3.83%
After 1 year but within 5 years	—	3.41	2.19	2.83	2.76
After 5 years but within 10 years	2.01	3.25	4.20	3.42	3.15
Over 10 years	—	2.62	2.11	2.21	2.37
Total	2.01	3.15	2.31	2.32	2.82

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

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past two calendar years:

	AT DECEMBER 31,
	2021		2020

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$211,557	—%	$175,336	—%
Interest bearing	213,736	0.12	175,088	0.28
Savings	126,050	0.14	104,442	0.14
Money market	297,844	0.23	234,771	0.44
Certificates of deposit	305,251	1.22	345,228	1.73
Total deposits	$1,154,438	0.51%	$1,034,865	0.89%

The Federal Deposit Insurance Corporation (FDIC) is an independent agency of the United States government that protects bank depositors against loss. The Bank is an FDIC-insured institution, therefore, deposits are insured up to the standard insurance amount of $250,000 per depositor. As of December 31, 2021 and 2020, the estimated amount of uninsured deposits was $326.1 million and $307.1 million, respectively. The estimate of uninsured deposits was done at a single account level and does not take into account total customer balances in the Bank.

The maturities on CDs with balances that exceed the FDIC insurance limit of  $250,000 as of December 31, 2021, are as follows:

(IN THOUSANDS)
MATURING IN:
Three months or less	$12,309
Over three through six months	12,576
Over six through twelve months	26,237
Over twelve months	15,534
Total	$66,656

LOANS

Secondary Market Activities

The residential lending department of the Bank continues to originate one-to-four family mortgage loans for customers, some of which are sold to outside investors in the secondary market and some of which are retained for the Bank’s portfolio. Mortgages sold in the secondary market are sold to investors on a “flow” basis; mortgages are priced and delivered on a “best efforts” pricing basis, with servicing released to the investor. Fannie Mae/Freddie Mac guidelines are used in underwriting all mortgages with the exception of a limited amount of CRA loans. Mortgages with longer terms, such as 30-year, FHA, and VA loans, are usually sold. The remaining production of the department includes construction, adjustable rate mortgages, and quality non-salable loans. These loans are usually kept in the Bank’s portfolio.

AMERISERV TRUST AND FINANCIAL SERVICES COMPANY

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. Its staff of approximately 45 professionals administers assets valued at approximately $2.7 billion that are not recognized on the Company’s balance sheet at December 31, 2021. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. This segment also includes financial services, which provide the sale of mutual funds, annuities, and insurance products. The wealth management business also includes the union collective investment funds, the ERECT funds, which are designed to use union pension dollars in construction projects that utilize union labor. At December 31, 2021, the Trust Company had total assets of  $7.1 million and total stockholder’s equity of  $6.7 million. In 2021, the Trust Company contributed earnings to the Company as its gross revenue amounted to $11.1 million and the net income contribution was $2.1 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the PDB.

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

MARKET AREA & ECONOMY

The pandemic has resulted in negative impacts and a disruption to economic and commercial activity in both the local and global economies. The economy in which the Company operates began to strengthen and improve in 2021. Economic improvement had resulted in many positive economic trends, such as lower unemployment, increased consumer confidence, and an improved housing market. However, volatitly remains as the Company's business opportunities may be tempered by concerns such as, the effects of the remote workplace, the impact of inflation, the effect of current and proposed government stimulus and wage growth. Volatility in global economic markets, continued domestic political turmoil and various episodes of geopolitical unrest continue to provide a degree of uncertainty in the financial markets. Overall, management continues to be encouraged by the resiliency of the current economic environment and the prospects for continued growth of the Company.

Johnstown, Pennsylvania, where the Company is headquartered, continues to have a cost of living that is lower than the national average. Johnstown is home to The University of Pittsburgh at Johnstown, Pennsylvania Highlands Community College and Conemaugh Health System. The high-tech defense industry is the main non-health care staple of the Johnstown economy, with the region fulfilling many federal government contracts, punctuated by one of the premier defense trade shows in the U.S., the annual Showcase for Commerce. The city also hosts annual events such as the Flood City Music Festival and the Thunder in the Valley Motorcycle Rally, each of which draw several thousand visitors. The Johnstown, PA MSA unemployment rate decreased from a 9.6% average in 2020 to a 6.9% average in 2021. The Johnstown, PA MSA continues to have one of the highest jobless rates among the 18 metropolitan statistical areas across the state. This, coupled with a declining population trend, creates a challenge moving forward.

Economic conditions are stronger in the State College market and have demonstrated the same improvement experienced in the national economy. The community is a college town, dominated economically and demographically by the presence of the University Park campus of the Pennsylvania State University. “Happy Valley” is another often-used term to refer to the State College area, including the borough and the townships of College, Harris, Patton, and Ferguson. The unemployment rate for the State College MSA decreased from a 5.8% average in 2020 to a 4.5% average in 2021 and remains one of the lowest of all regions in the Commonwealth. A large percentage of the population in State College falls into the 18 to 34-year-old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age.

Hagerstown in Washington County, Maryland offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It has a workforce of over 400,000 with strengths in manufacturing and technology. It also offers an affordable cost of doing business and living, all within an hour of the Washington, D.C./Baltimore regions. There are also plenty of facilities and land slated for industrial/commercial development. Hagerstown has become a choice location for manufacturers, financial services, and distribution companies. The Hagerstown, MD-Martinsburg, WV MSA unemployment rate decreased from a 6.5% average in 2020 to a 4.4% average in 2021.

The Company also has loan production offices in Wilkins Township in Allegheny County and Altoona in Blair County, Pennsylvania. Wilkins Township in Allegheny County, Pennsylvania is located 15 miles east of the city of Pittsburgh. While the city is historically known for its steel industry, today its economy is largely based on healthcare, education, technology and financial services. The city of Pittsburgh is home to many colleges, universities and research facilities, the most well-known of which are Carnegie Mellon University, Duquesne University and the University of Pittsburgh. Pittsburgh is rich in art and culture. Pittsburgh museums and cultural sites include the Andy Warhol Museum, the Carnegie Museum of Art, the Frick Art & Historical Center, and Pittsburgh Center for the Arts among numerous others. Pittsburgh is also the home of the Pirates, Steelers and Penguins. The unemployment rate for the Pittsburgh MSA decreased from a 9.3% average in 2020 to a 6.1% average in 2021.

Altoona is the business center of Blair County, Pennsylvania with a strong retail, government and manufacturing base. The top field of employment in Altoona and the metro area is healthcare. Its location along I-99 draws from a large trade area over a wide geographic area that extends to State College and Johnstown. It serves as the headquarters for

Sheetz Corporation, which ranks on Forbes list of the top privately owned companies. In addition to being located adjacent to I-99 and a major highway system, Altoona also has easy access to rail and air transportation. The average unemployment rate in the Altoona MSA decreased from 8.7% in 2020 to 5.8% in 2021.

EMPLOYEES

The Company employed 319 people as of December 31, 2021 in full- and part-time positions. Approximately 150 non-supervisory employees of the Company are represented by the United Steelworkers AFL-CIO-CLC, Local Union 2635-06. The Company negotiated a new four-year labor contract this year, which will expire on October 15, 2025. The contract calls for annual wage increases of 2% over the next four years. The Company has not experienced a work stoppage since 1979. Unionization in financial institutions remains low with less than 1% of banks nationwide being covered by a Collective Bargaining Agreement.

INDUSTRY REGULATION

The banking and trust industry, and the operation of bank holding companies, is highly regulated by federal and state law, and by numerous regulations adopted by the federal and state banking agencies. Bank regulation affects all aspects of conducting business as a bank, including such major items as minimum capital requirements, limits on types and amounts of investments, loans and other assets, as well as borrowings and other liabilities, and numerous restrictions or requirements on the loan terms and other products made available to customers, particularly consumers. Federal deposit insurance from the Federal Deposit Insurance Corporation (FDIC) is required for all banks in the United States, and maintaining FDIC insurance requires observation of the various rules of the FDIC, as well as payment of deposit insurance premiums. New branches, or acquisitions or mergers, are required to be pre-approved by the responsible agency, which in the case of the Company and the Bank is the Federal Reserve and the PDB. The Bank provides detailed financial information to its regulators, including a quarterly call report that is filed pursuant to detailed prescribed instructions to ensure that all U.S. banks report the same way. The U.S. banking laws and regulations are frequently updated and amended, especially in response to crises in the financial industry, such as the global financial crisis of 2008, which resulted in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 (the Dodd-Frank Act), a statute affecting many facets of the financial industry. The Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted into law in 2018 and was designed to ease certain restrictions imposed by the Dodd-Frank Act. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law on March 27, 2020 in response to the COVID-19 pandemic.

While it is impractical to discuss all laws and regulations that regularly affect the business of the Company and its subsidiaries, set forth below is an overview of some of the major provisions and statutes that apply.

CAPITAL REQUIREMENTS

One of the most significant regulatory requirements for banking institutions is minimum capital, imposed as a ratio of capital to assets. The Federal Deposit Insurance Act, as amended (FDIA), identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for prompt corrective action for insured depository institutions that do not meet minimum capital requirements based on these categories. Both federal and state banking regulation impose progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to utilize brokered deposits and on other aspects of its operations. Generally, a bank is prohibited from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized.

As of December 31, 2021, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. On January 1, 2015, U.S. federal banking agencies implemented the Basel III capital standards, which establish the minimum capital levels to be considered well-capitalized and revised the prompt corrective action requirements under banking regulations. The revisions from the previous standards include a revised definition of capital, the introduction of a minimum common equity tier 1 capital ratio and changed risk weightings for certain assets. Under the current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer above its minimum risk-based capital requirements of 2.50% of total risk weighted assets.

The capital to risk-adjusted assets requirements for minimum capital plus the applicable buffer, and the requirement to be well capitalized, are as follows:

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

The CARES Act contains a number of provisions that affect banking organizations. The CARES Act provides funding for various programs under which the federal government will lend to, guarantee loans to, or make investments in, businesses. Banking organizations are expected to play a role in some of these programs, and when they do so, they will be subject to certain requirements. One of these programs is the Paycheck Protection Program (PPP), a program administered by the Small Business Administration (SBA) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 crisis. The loans can be made by SBA-certified lenders and are 100% guaranteed by the SBA. The loans are eligible to be forgiven if certain conditions are satisfied, in which event the SBA will make payment to the lender for the forgiven amounts. The Bank has participated in the PPP as a lender. In accordance with the CARES Act, a PPP loan will be assigned a risk weight of zero percent under the federal banking agencies’ risk-based capital rules.

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

ITEM 2.   PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus eleven floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 14 locations which are owned. Seven additional locations are leased with terms expiring from May 31, 2022 to June 30, 2033.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of February 28, 2022, the Company had 2,632 shareholders of record for its common stock. The Company’s common stock is traded on The NASDAQ Stock Market under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

			CASH
	PRICES		DIVIDENDS
	HIGH	LOW	DECLARED
Year ended December 31, 2021:
First Quarter	$4.39	$3.09	$0.025
Second Quarter	4.31	3.77	0.025
Third Quarter	4.00	3.70	0.025
Fourth Quarter	4.01	3.74	0.025
Year ended December 31, 2020:
First Quarter	$4.24	$2.39	$0.025
Second Quarter	3.21	2.51	0.025
Third Quarter	3.06	2.66	0.025
Fourth Quarter	3.40	2.69	0.025

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2021	2020	2019	2018	2017

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$46,669	$46,882	$49,767	$47,094	$44,356
Total interest expense	7,586	10,515	14,325	11,600	8,795
Net interest income	39,083	36,367	35,442	35,494	35,561
Provision (credit) for loan losses	1,100	2,375	800	(600)	800
Net interest income after provision (credit) for loan losses	37,983	33,992	34,642	36,094	34,761
Total non-interest income	17,761	16,275	14,773	14,224	14,645
Total non-interest expense	46,970	44,455	41,815	40,873	40,726
Income before income taxes	8,774	5,812	7,600	9,445	8,680
Provision for income taxes	1,702	1,214	1,572	1,677	5,387
Net income	$7,072	$4,598	$6,028	$7,768	$3,293
PER COMMON SHARE DATA:
Basic earnings per share	$0.41	$0.27	$0.35	$0.43	$0.18
Diluted earnings per share	0.41	0.27	0.35	0.43	0.18
Cash dividends declared	0.100	0.100	0.095	0.075	0.060
Book value at period end	6.82	6.12	5.78	5.56	5.25
BALANCE SHEET AND OTHER DATA:
Total assets	$1,335,560	$1,282,733	$1,171,184	$1,160,680	$1,167,655
Loans and loans held for sale, net of unearned income	986,037	978,345	887,574	863,129	892,758
Allowance for loan losses	12,398	11,345	9,279	8,671	10,214
Investment securities available for sale	163,171	144,165	141,749	146,731	129,138
Investment securities held to maturity	53,751	44,222	39,936	40,760	38,752
Deposits	1,139,378	1,054,920	960,513	949,171	947,945
Total borrowed funds	72,837	114,080	100,574	108,177	115,701
Stockholders’ equity	116,549	104,399	98,614	97,977	95,102
Full-time equivalent employees	304	299	309	303	302
SELECTED FINANCIAL RATIOS:
Return on average assets	0.52%	0.37%	0.51%	0.67%	0.28%
Return on average total equity	6.48	4.52	6.02	8.08	3.42
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	86.54	92.74	92.41	90.94	94.18
Ratio of average total equity to average assets	8.10	8.21	8.52	8.28	8.24
Common stock cash dividends as a percent of net income	24.14	37.09	27.36	17.31	33.80
Interest rate spread	3.01	3.01	3.05	3.08	3.14
Net interest margin	3.15	3.19	3.29	3.31	3.32
Allowance for loan losses as a percentage of loans, net of unearned income, at period end	1.26	1.16	1.05	1.00	1.14
Non-performing assets as a percentage of loans and other real estate owned, at period end	0.34	0.34	0.26	0.16	0.34
Net charge-offs as a percentage of average loans	—	0.03	0.02	0.11	0.06

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

2021 SUMMARY OVERVIEW:

On January 25, 2022, AmeriServ Financial, Inc. issued a press release announcing its financial performance for the fourth quarter and the full year of 2021. The results included fourth quarter net income of $1,852,000, or $0.11 per diluted common share. This was an increase of $1,160,000 from the fourth quarter of 2020 when net income totaled $692,000, or $0.04 per diluted share. The full year of 2021 resulted in net income of $7,072,000, or $0.41 per diluted common share. This performance represents a 51.9% increase in earnings per share from the full year of 2020 when net income totaled $4,598,000, or $0.27 per diluted common share.

The continuing struggle of our nation and the world with the global pandemic has brought countless changes to the conduct of the banking business. However, we continue to provide premier banking and wealth management services to our customers in every market we serve. We also believe that we have substantially improved the performance of AmeriServ as a strong regional financial institution. We have zealously guarded our reputation for safety and soundness resulting in our friends and neighbors entrusting us with an additional $85 million of their funds in 2021, adding to the $94 million of absolute deposit growth in 2020. We have done much more than provide safety for these funds. As of December 31, 2021, we have lent 86% of our deposits to small and mid-size regional businesses and consumers. It is our special purpose to be a positive economic contributor to the entire region. As we have learned over the years, our valued borrowers are quality. They are largely responsible for the fact that well over 99% of our loans outstanding are performing exactly as planned. This is a metric we are especially proud to mention.

Our predecessors on the Board of Directors were very wise thirty some years ago to establish a wealth management business within AmeriServ Financial, Inc. Wealth management had a record year in 2021. By pursuing excellent investment strategies, it closed 2021 with $2.7 billion of total assets, an increase of over 9% from just one year ago. This is good news for AmeriServ and for our clients.

It is a fact that both the business of banking and the wealth management activity performed well despite the pandemic. There is a need for flexibility in almost everything we do. We also attended to the well being of this Corporation. Early in 2021, we negotiated the purchase of two branch banks in Somerset County where we already have three successful branches. This brought $42 million of low-cost retail deposit accounts to our balance sheet allowing us to replace more expensive wholesale deposits. Somerset County is in our core market and this branch acquisition was a natural fit. We continue to be on the alert for similar opportunities to strengthen our competitive position at a reasonable purchase price.

As mentioned in previous communications with our shareholders and described in detail within this document, in 2021 we completed the issuance of $27 million of 10-year subordinated debentures. This action reduced the annual cost of capital debt service by a half million dollars annually and allowed us to strengthen our bank’s capital position. Economic conditions were excellent, and the Federal Reserve low interest rate scenario worked to both our short-term and our long-term advantage.

In the midst of this pandemic, we must mention the relationship our staff fostered with our customers and clients. Even when they worked remotely because of local COVID issues, our loans and deposits grew in record levels. However, none of this would be possible without the solid citizens who are our customers and clients. Many of our staff have literally worked personally with small business customers so they could qualify for various government programs. This close communication with our customers will continue long after the pandemic is over.

It is with considerable pride that we can say that our people have confronted the unique challenges of these times. AmeriServ has also satisfied every dollar of required debt service while maintaining its shareholder cash dividend and protecting the livelihood of our 324 staff members. The pandemic may be with us for some time yet, but we pledge the same careful attention to our responsibilities in the days ahead, whatever the challenges may be.

PERFORMANCE OVERVIEW.   The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS, EXCEPT
	PER SHARE DATA AND RATIOS)
Net income	$7,072	$4,598	$6,028
Diluted earnings per share	0.41	0.27	0.35
Return on average assets	0.52%	0.37%	0.51%
Return on average equity	6.48	4.52	6.02

The Company reported net income of  $7,072,000, or $0.41 per diluted common share, in 2021. This represents a 51.9% increase in earnings per share from the full year of 2020 when net income totaled $4,598,000, or $0.27 per diluted common share. The Company’s return on average equity improved to 6.48% for the 2021 year from 4.52% in 2020. Our earnings demonstrated meaningful improvement as we realized the benefit of several important strategic actions that the Company executed during 2021. Overall, the increase in net interest income, a growing level of non-interest income, and a reduced loan loss provision more than offset a higher level of non-interest expense resulting in an improved earnings performance in 2021. In spite of the COVID-19 pandemic, the Company continued to generate record levels of both loans and deposits during the year. The good diversification of the Company’s revenue was evident as 31.2% of our total revenue in 2021 came from non-interest income sources which included record contributions from our strong wealth management business. Finally, the Company’s tangible book value(1) per share ended 2021 at $6.02, an increase of 11.1% from 2020. The increase in tangible book value is due to the combination of the Company’s improved earnings performance and effective management of both its investment portfolio and pension obligation. The Company continued to maintain strong capital ratios that exceed the regulatory defined well capitalized status.

The Company reported net income of  $4.6 million, or $0.27 per diluted common share, for 2020. This represented a 22.9% decrease in earnings per share from 2019 when net income totaled $6.0 million, or $0.35 per diluted common share. During 2020, the Company dealt with the many unexpected challenges resulting from the COVID-19 pandemic. We continued our conservative risk management posture and prudently built our allowance for loan losses to address increased credit risk in certain sectors of our loan portfolio which was a primary factor causing the decline in earnings between years.

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

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$46,669	$46,882	$49,767
Interest expense	7,586	10,515	14,325
Net interest income	39,083	36,367	35,442
Net interest margin	3.15%	3.19%	3.29%

2021 NET INTEREST PERFORMANCE OVERVIEW.   The Company’s net interest income for the full year of 2021 increased by $2.7 million, or 7.5%, when compared to the full year of 2020. The Company’s net interest margin was 3.15% for the full year of 2021 representing a four basis point decline from the full year of 2020. Financial results when comparing 2021 to 2020 are indicative of an improving economic environment as well as the Company’s execution of strategies to effectively meet the challenge presented by the low interest rate environment. This included the execution of several strategies to reduce our cost of funds. However, the emergence of the omicron variant, high inflation and supply chain issues remind us that many risks remain. AmeriServ has proven to be resilient given the complex challenges we have confronted. The Company will continue to adapt in this fluid environment and prioritize the well-being of our employees and the communities we serve.

The Company demonstrated significantly higher than historical levels of both total average loans and total average deposits during 2021. This growth is due to successful business development efforts, the impact from the government stimulus programs and the 2021 Somerset County branch acquisition. Net interest income improved due to (i) the positive impact of commercial real estate and residential mortgage loan growth, (ii) significant interest expense savings from the issuance of the subordinated debt during the third quarter of 2021, which was used to retire higher cost existing subordinated debt and trust preferred securities, and (iii) the utilization of acquired low-cost core deposits to replace higher cost institutional deposits that were on our balance sheet. The combination of these three factors more than offset the unfavorable impact of net interest margin pressure from lower earning asset yields. The significant decrease to total interest expense in 2021 was the primary driver for net interest income increasing compared to last year.

Total average earning assets increased by $102.9 million, or 9.0%, in 2021. Specifically, total loans averaged $989 million in 2021 which is $65.5 million, or 7.1%, higher than the 2020 full year average. Short-term investments and commercial paper averaged $47 million in 2021 which is $15.3 million, or 48.0%, higher than the 2020 full year average. Total investment securities averaged $210 million in 2021 which is $22.1 million, or 11.8%, higher than the 2020 full year average. These increases were largely offset by decreases in the yield on earning assets, which decreased from 4.11% to 3.76%.

Total deposits, including non-interest bearing demand deposits, averaged $1.154 billion for the full year of 2021, which was $119.6 million, or 11.6%, higher than the $1.035 billion average for the full year of 2020. The 2021 full year average of short-term and FHLB borrowed funds was $50 million, which represented a decrease of  $19.3 million, or 27.9%. Overall, the Company’s loan to deposit ratio averaged 85.5% in the fourth quarter of 2021, which we believe indicates that the Company has ample capacity to continue to grow its loan portfolio through effective business development efforts and is also strongly positioned to provide the necessary assistance to our customers and our community as they recover from the COVID-19 pandemic and respond to an improving economy. Overall, the cost of total interest bearing liabilities decreased from 1.10% to 0.75%.

COMPONENT CHANGES IN NET INTEREST INCOME: 2021 VERSUS 2020.   Regarding the separate components of net interest income, the Company’s total interest income in 2021 decreased by $213,000, or 0.5%, when compared to 2020. Total average earning assets increased by $102.9 million, or 9.0%, in 2021 as there was an increased level of average total loans, short-term investments, and total investment securities. Despite the growth in average earning assets, interest income was unfavorably impacted by a decrease in the earning asset yield which declined by 35 basis points from 4.11% to 3.76%. All categories within the earning asset base demonstrated an interest income decrease between years. The average total loan portfolio yield decreased by 29 basis points from 4.40% to 4.11% in 2021 while the average yield on total investment securities decreased by 33 basis points from 3.20% to 2.87%.

Total investment securities averaged $210 million for the full year of 2021, which is $22.1 million, or 11.8%, higher than the $188 million average in 2020. The Company continued to be selective in 2021 when purchasing securities due to the low interest rate environment. Specifically, a steeper U.S. Treasury yield curve generally results in improved yields for federal agency mortgage-backed securities and federal agency bonds. Once this occurs, management purchases more of these investments for our portfolio. This provides us with the opportunity to more profitably deploy a portion of the increased liquidity on our balance sheet into the securities portfolio as opposed to leaving these funds in low yielding federal funds sold. This redeployment of funds contributed to total securities growing between years. Management also continued to purchase taxable municipal and corporate securities to maintain a well-diversified portfolio.

The economic recovery has been evident in our lending activity as we continued to experience good loan production throughout 2021. Commercial loan pipelines returned to pre-COVID levels early this year. The overall total loan portfolio volume stabilized during the second half of the year as additional loan growth was offset by a high level of early payoff activity, particularly during the fourth quarter. Also, PPP loans continue to decline as they complete the forgiveness process. Overall, when compared to the most recently completed pre-pandemic year of 2019, total loan production was over $79 million, or 31.2%, higher in 2021. Although reduced from its peak in 2020, strong residential mortgage loan production continued throughout 2021. Residential mortgage loan production totaled $90.5 million in 2021 which declined by 36.5% from the production level of $142.5 million achieved in 2020. Despite the decline between years, this is the second highest level of residential mortgage loan production during the most recently completed eight-year period. The Company revised strategy in 2021 and retained a higher percentage of our residential mortgage loan production in the loan portfolio as opposed to selling into the secondary market. This strategic change allowed us to more profitably deploy a portion of the increased liquidity that we have on our balance sheet.

As stated previously, total loans continue to be significantly higher than historical levels and averaged $989 million for the full year of 2021, which is $65.5 million, or 7.1%, higher than the 2020 full year average. The growth experienced in our commercial real estate portfolio resulted in traditional loan fee income increasing by $465,000, or 41.9%, for the full year of 2021 when compared to last year. Total PPP loans averaged $23.4 million for the fourth quarter of 2021, decreasing by $41.4 million, or 63.9%, from last year’s fourth quarter average as we continue to work with our customers through the forgiveness process. The Company recorded a total of $2.3 million of processing fee income and interest income from PPP lending activity in 2021, which is $398,000, or 21.2%, higher than the 2020 level. Finally, on an end of period basis, excluding total PPP loans, the total loan portfolio grew by approximately $48.7 million, or 5.3%, since the end of the fourth quarter of 2020.

Similar to what is occurring across the banking industry, our liquidity position continues to be strong due to the significant influx of deposits. During the first quarter of 2021, the President signed into law another round of economic stimulus as part of the American Rescue Plan Act of 2021. The stimulus checks delivered to most Americans and the financial assistance provided to municipalities and school districts as part of this program contributed to total deposits increasing significantly. Our deposit balances were also positively impacted in the second quarter of 2021 by the Somerset County branch acquisition, which provided approximately $42 million of additional deposits. The challenges this increased liquidity presents are twofold. First, there is the uncertainty regarding the duration that these increased funds will remain on the balance sheet which will be determined by customer behavior as economic conditions change. The second challenge is to profitably deploy this increased liquidity given the current low yields on short-term investment products. As a result, short-term investment and commercial paper balances averaged $47.3 million for the full year of 2021, which remains high by historical standards. Late in the third quarter of 2021, the Company benefitted from utilizing a significant portion of our increased liquidity to allow a $33 million, high cost, institutional deposit to mature. This resulted in total short-term investments declining to a more manageable level. However, diligent monitoring and management of our short-term investment position remains a priority. Continued loan growth and prudent investment in securities are critical to achieve the best return on the remaining increased funds.

Total interest expense for the twelve months of 2021 decreased by $2.9 million, or 27.9%, when compared to 2020, due to lower levels of both deposit and Federal Home Loan Bank (FHLB) borrowings interest expense. Specifically, deposit interest expense in 2021 was lower by $2.8 million, or 37.0%, despite the previously mentioned increase in deposits that occurred between years. The deposit growth reflects new deposit inflows as well as the loyalty of the bank’s core deposit base. The previously mentioned late third quarter 2021 maturity of a $33 million institutional deposit that had an annual cost of 2.95% resulted in approximately $240,000 of interest expense savings during the fourth quarter. Additionally, management continues to effectively execute several deposit product pricing reductions to address the net interest margin challenges presented by the low interest rate environment. As a result, the Company experienced deposit cost relief. Specifically, our total deposit cost averaged 0.42% for the full year of 2021 compared to 0.74% in 2020, representing a meaningful decrease of 32 basis points. Note that total deposit cost in the fourth quarter of 2021 averaged 0.31%. Total FHLB borrowings interest expense for the full year of 2021 was lower by $252,000, or 22.3%, compared to 2020. The current strong liquidity position has allowed the Company to paydown short-term and FHLB advances, which typically cost more than similar term deposit products. At December 31, 2021, total short-term and FHLB advances were $42.7 million, which is $47 million, or 52.4%, lower than the December 31, 2020 level.

The Company completed a private placement of $27 million in fixed-to-floating rate subordinated notes on August 26, 2021. The notes have a fixed annual interest rate of 3.75%, payable until September 1, 2026. From and including September 1, 2026, the interest rate will reset quarterly to the then-current three-month Secured Overnight Financing Rate (SOFR) plus 3.11%. The Company used approximately $20 million of the net proceeds to retire its existing subordinated debt and trust preferred securities that had a weighted average cost of 7.73%. This strategy favorably reduced fourth quarter 2021 interest expense by $147,000 and it is expected that annual interest expense on long-term debt will decline by $588,000. This savings is being recognized even though the size of the new subordinated debt is $7 million higher than the debt instruments it replaced. The remainder of the proceeds are being utilized for general corporate purposes, including the downstream of $3.5 million of capital to the bank which will support additional loan growth. Long-term debt interest expense is higher for the full year of 2021 when compared to 2020 because the

Company was required to immediately write off the remaining portion of the unamortized issuance costs from both original debt instruments which generated $202,000 of additional borrowings interest expense in the third quarter of 2021. Therefore, in aggregate, when considering the reduced short-term and FHLB borrowings interest cost, total borrowings interest expense decreased by $101,000, or 3.5%, for the full year.

2020 NET INTEREST PERFORMANCE OVERVIEW.   The Company’s net interest income for the full year of 2020 increased by $925,000, or 2.6%, when compared to the full year of 2019. The Company’s net interest margin was 3.19% for the full year of 2020 which represented a ten basis point decline from the full year of 2019. Our net interest margin performance was challenged throughout 2020 as a result of the low interest rate environment and the economic uncertainty and volatility caused by the COVID-19 pandemic. As COVID-19 cases surged, government officials recommended the implementation of certain safety measures and restrictions on businesses and individuals. As a result, AmeriServ had to close its lobbies to customer traffic two separate times during the year for an extended period of time, but continued to service customers through drive up access. In spite of these pandemic related challenges, our balance sheet experienced robust growth in 2020 which caused the increase in net interest income despite the decline in the net interest margin due to pressures from the low interest rate environment. Total average earning assets increased by $62.2 million, or 5.8%, in 2020. Specifically, total loans averaged $923 million in 2020 which was $48.1 million, or 5.5%, higher than the 2019 full year average. Short-term investments and commercial paper averaged $32 million in 2020 which was $20.4 million, or 176.3%, higher than the 2019 full year average. Slightly offsetting the higher level of average loans and short-term investments was a decrease in average investment securities. Total investment securities averaged $188 million in 2020 which was $6.2 million, or 3.2%, lower than the 2019 full year average.

Total deposits, including non-interest bearing demand deposits, averaged $1.035 billion for the full year of 2020, which was $55.2 million, or 5.6%, higher than the $980 million average for the full year of 2019. The 2020 full year average of short-term and FHLB borrowed funds was $69 million, which represented an increase of  $5.6 million, or 8.8%. Overall, the Company’s loan to deposit ratio averaged 90.9% in the fourth quarter of 2020 which we believe indicated that the Company had ample capacity to continue to grow its loan portfolio and was well positioned to continue assisting our customers and the community given the impact that the COVID-19 pandemic was having on the economy.

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

Total investment securities averaged $188 million for the full year of 2020 which was $6.2 million, or 3.2%, lower than the $194 million average in 2019. The Company was selective in 2020 when purchasing the more typical types of securities that had been purchased historically as the market was less favorable for purchases, offering a lower return given the differences in the position and shape of the U.S. Treasury yield curve from 2019. To somewhat offset the unfavorable market for the more traditional types of purchases, the Company had been active since March of 2020 purchasing corporate securities, particularly subordinated debt issued by other financial institutions along with taxable municipal securities. Subordinated debt offers higher yields than the typical types of securities in which we invest and was particularly attractive given the current low interest rate environment and modestly positive slope of the yield curve. Management believed it to be acceptable to increase our investments in bank subordinated debt in a gradual and diversified manner, given the heavily regulated nature of the industry combined with our intensive due diligence process and adherence to our internal guidelines for these types of investments.

Total loans reached record levels and averaged $923 million for the full year of 2020 which was $48.1 million, or 5.5%, higher than the 2019 full year average. The growth between years was primarily related to AmeriServ’s participation in the Small Business Administration’s (SBA) 100% guraranteed Paycheck Protection Program (PPP) which remained on the balance sheet from the time of their inception through year end. During 2020, the Company processed 477 PPP loans totaling $68.7 million to assist small businesses and our community in the difficult economy. Also, the Company recorded a total of $1.9 million of processing fee income and interest income from PPP lending activity. The remaining portion of PPP processing fees totaled approximately $755,000 and was amortized into income over the time period that the loans remained on our balance sheet or until the PPP loan was forgiven at which time the remaining fee was recognized immediately as income. Note that the level of PPP loans decreased by approximately $10 million during the fourth quarter of 2020 as we worked through the forgiveness process with our customers. In late December 2020, the Federal Government passed a new $900 billion pandemic relief bill which included $284.5 billion for the re-opening of the SBA Paycheck Protection Program. The Company participated in the 2021 program and continued to provide assistance to our business customers. Normal commercial lending production improved during the final four months of the year and commercial loan pipelines also improved to pre-COVID levels. Overall, on an end of period basis and excluding total PPP loans, the total loan portfolio grew by approximately $39.1 million since September 30, 2020. Residential mortgage loan production continued to be exceptionally strong throughout the year and reached a record level given the lower interest rate environment. For the full year of 2020, residential mortgage loan production totaled $142 million and was 139% higher than the production level of $60 million achieved for the full year of 2019. Even though total average loans increased compared to 2019 and loan interest income was enhanced by the PPP revenue, loan interest and fee income declined by $2.3 million, or 5.4%, for the full year. The lower loan interest income reflected the challenges that the record low interest rate environment had created. New loans were being originated at lower yields and certain loans tied to LIBOR or the prime rate repriced downward as both of these indices had moved down with the Federal Reserve’s decision to decrease the target federal funds interest rate by a total of 225 basis points since June of 2019.

Our liquidity position continued to be strong due to the significant influx of deposits that resulted from the government stimulus programs and as customers continued to be cautious and were demonstrating reduced spending activity due to the economic uncertainty. As a result, short-term investments and commercial paper averaged $32 million for the full year of 2020 which was $20.4 million, or 176.3%, higher than the 2019 full year average. The challenge of profitably deploying this excess liquidity resulted in management initially investing in high quality commercial paper given their short maturities and higher rates of return. However, as 2020 progressed, the yields on commercial paper experienced a steady decline, once again creating pressure to find a suitable return for our excess liquidity. This pressure was eased during the fourth quarter given the loan growth that occurred which resulted in short-term investment balances returning to a more normal level.

Total interest expense for the twelve months of 2020 decreased by $3.8 million, or 26.6%, when compared to 2019, due to lower levels of both deposit and borrowing interest expense. Deposit interest expense in the full year of 2020 was lower by $3.6 million, or 31.8%. Total average deposits reached a record level, averaging $1.035 billion for the year, which was $55.2 million, or 5.6%, higher than the 2019 full year average and reflected the benefit of government stimulus programs and reduced consumer spending in 2020. In addition, the Company’s loyal core deposit base continued to be a source of strength for the Company during periods of market volatility. Management continued to effectively execute several deposit product pricing decreases given the low interest rate environment and the downward pressure that the low interest rates were having on the net interest margin. As a result, the Company experienced deposit cost relief. Overall, total deposit cost, including demand deposits, averaged 0.74% in 2020 compared to 1.14% in 2019, or a meaningful decrease of 40 basis points.

The Company experienced a $255,000, or 8.1%, decrease in the interest cost of borrowings in the full year of 2020 when compared to the full year of 2019. The decline was a result of the Federal Reserve’s actions to decrease interest rates and the impact that these rate decreases had on the cost of overnight borrowed funds and the replacement of matured FHLB term advances. The total 2020 full year average term advance borrowings balance increased by approximately $11.7 million, or 22.4%, when compared to the full year of 2019 as the Company took advantage of the lower yield curve to prudently extend borrowings. The rate on certain FHLB term advances was lower than the rate on overnight borrowings. As a result, the combined growth of average FHLB term advances and total average deposits resulted in less reliance on overnight borrowed funds, which decreased between years by $6.1 million. Overall, the 2020 full year average of total short-term and FHLB borrowed funds was $69.0 million, which represented an increase of $5.6 million, or 8.8%, from 2019.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the years ended December 31, 2021, 2020, and 2019 was 18,000, 24,000, and 24,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

	YEAR ENDED DECEMBER 31,
	2021			2020			2019
		INTEREST			INTEREST			INTEREST
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$988,761	$40,603	4.11%	$923,269	$40,652	4.40%	$875,198	$42,957	4.91%
Short-term investments and bank deposits	46,977	58	0.12	19,955	100	0.50	11,570	317	2.74
Commercial paper	329	2	0.52	12,013	146	1.21	—	—	—
Investment securities:
Available for sale	159,458	4,543	2.85	145,788	4,591	3.15	153,458	5,090	3.32
Held to maturity	50,434	1,481	2.94	41,994	1,417	3.37	40,553	1,427	3.52
Total investment securities	209,892	6,024	2.87	187,782	6,008	3.20	194,011	6,517	3.36
TOTAL INTEREST EARNING ASSETS/ INTEREST INCOME	1,245,959	46,687	3.76	1,143,019	46,906	4.11	1,080,779	49,791	4.61
Non-interest earning assets:
Cash and due from banks	18,736			18,091			20,239
Premises and equipment	17,749			18,439			17,928
Other assets	77,806			70,867			64,083
Allowance for loan losses	(11,919)			(9,732)			(8,404)
TOTAL ASSETS	$1,348,331			$1,240,684			$1,174,625
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$213,736	$248	0.12%	$175,088	$483	0.28%	$170,326	$1,595	0.94%
Savings	126,050	173	0.14	104,442	148	0.14	96,783	162	0.17
Money market	297,844	673	0.23	234,771	1,031	0.44	234,387	2,525	1.08
Other time	305,251	3,712	1.22	345,228	5,972	1.73	326,867	6,907	2.11
Total interest bearing deposits	942,881	4,806	0.51	859,529	7,634	0.89	828,363	11,189	1.35
Federal funds purchased and other short-term borrowings	389	1	0.37	4,947	29	0.58	11,088	288	2.59
Advances from Federal Home Loan Bank	49,328	875	1.77	64,046	1,099	1.72	52,309	1,090	2.09
Guaranteed junior subordinated deferrable interest debentures	9,741	944	9.69	13,085	1,121	8.57	13,085	1,121	8.57
Subordinated debt	15,079	854	5.66	7,650	520	6.80	7,650	520	6.80
Lease liabilities	3,729	106	2.86	3,949	112	2.84	3,444	117	3.40
TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	1,021,147	7,586	0.75	953,206	10,515	1.10	915,939	14,325	1.56
Non-interest bearing liabilities:
Demand deposits	211,557			175,336			151,292
Other liabilities	6,446			10,340			7,271
Stockholders’ equity	109,181			101,802			100,123
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,348,331			$1,240,684			$1,174,625
Interest rate spread			3.01			3.01			3.05
Net interest income/net interest margin (non-GAAP)		39,101	3.15%		36,391	3.19%		35,466	3.29%
Tax-equivalent adjustment		(18)			(24)			(24)
Net interest income (GAAP)		$39,083			$36,367			$35,442

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

	2021 vs. 2020			2020 vs. 2019
	INCREASE (DECREASE)			INCREASE (DECREASE)
	DUE TO CHANGE IN:			DUE TO CHANGE IN:
	AVERAGE			AVERAGE
	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL

	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$2,750	$(2,799)	$(49)	$2,587	$(4,892)	$(2,305)
Short-term investments and bank deposits	70	(112)	(42)	1,695	(1,912)	(217)
Commercial paper	(91)	(53)	(144)	146	—	146
Investment securities:
Available for sale	410	(458)	(48)	(246)	(253)	(499)
Held to maturity	260	(196)	64	50	(60)	(10)
Total investment securities	670	(654)	16	(196)	(313)	(509)
Total interest income	3,399	(3,618)	(219)	4,232	(7,117)	(2,885)
INTEREST PAID ON:
Interest bearing demand deposits	91	(326)	(235)	46	(1,158)	(1,112)
Savings deposits	25	—	25	11	(25)	(14)
Money market	226	(584)	(358)	4	(1,498)	(1,494)
Other time deposits	(637)	(1,623)	(2,260)	424	(1,359)	(935)
Federal funds purchased and other short-term borrowings	(20)	(8)	(28)	(108)	(151)	(259)
Advances from Federal Home Loan Bank	(256)	32	(224)	43	(34)	9
Guaranteed junior subordinated deferrable interest debentures	(311)	134	(177)	—	—	—
Subordinated debt	434	(100)	334	—	—	—
Lease liabilities	(7)	1	(6)	(6)	1	(5)
Total interest expense	(455)	(2,474)	(2,929)	414	(4,224)	(3,810)
Change in net interest income	$3,854	$(1,144)	$2,710	$3,818	$(2,893)	$925

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

Overall, the Company continues to maintain good asset quality. The continued successful ongoing problem credit resolution efforts of the Company is demonstrated in the table above as levels of non-accrual loans, non-performing assets, and loan delinquency are well below 1% of total loans. Overall, we believe that non-performing assets remain well controlled, and such assets have remained stable since the prior year totaling $3.3 million, or 0.34% of total loans, on December 31, 2021. The increase in accruing loan delinquency is the result of several residential mortgage loan borrowers demonstrating delinquency during the fourth quarter of 2021. Slightly offsetting this increase in residential mortgage loan delinquency during the fourth quarter was a decrease in commercial loan delinquency. In addition, the Company experienced an increase in non-accrual loans as a result of three commercial loan relationships, two of which were previously designated as a trouble debt restructure (TDR), being transferred into non-accrual status during the first half of 2021, which was partially offset by a decrease in non-accrual residential mortgage loans. Total classified loans increased $5.2 million since the prior year-end and now total $17.0 million. The increase in classified loans is the result of the risk rating downgrade of several commercial real estate loan relationships during 2021 in the hospitality and personal care industries.

The Company remains committed to prudently working with our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. Borrower requested modifications primarily consist of the deferral of principal and/or interest payments. On December 31, 2021, loans totaling approximately $7.7 million, or 0.8% of total loans, were on a payment modification plan. These loans include five commercial borrowers primarily in the hospitality and personal care industries. This current level of borrowers requesting payment deferrals is down sharply from its peak level of approximately $200 million as of June 30, 2020. Management continues to carefully monitor asset quality with a particular focus on these customers that have requested payment deferrals. Deferral extension requests are considered based upon the customer’s needs and their impacted industry as well as borrower and guarantor capacity to service debt and issued regulatory guidance. See the disclosures regarding COVID-19 related modifications within the Non-Performing Assets Including Troubled Debt Restructurings footnote.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of December 31, 2021, the 25 largest credits represented 22.3% of total loans outstanding, which represents a slight decrease from December 31, 2020 when it was 22.6%.

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

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Loans and loans held for sale, net of unearned income:
Average for the year:
Commercial	$275,795	$294,630	$252,815
Commercial loans secured by non-owner occupied real estate	424,765	378,781	367,909
Real estate – residential mortgage	274,016	242,823	240,291
Consumer	15,796	17,131	17,953
Total loans and loans held for sale, net of unearned income	988,761	923,269	875,198
At December 31,	986,037	978,345	887,574
As a percent of average loans:
Net charge-offs (recoveries):
Commercial	0.02%	0.04%	(0.01)%
Commercial loans secured by non-owner occupied real estate	(0.01)	(0.01)	—
Real estate – residential mortgage	(0.01)	0.07	(0.01)
Consumer	0.46	0.44	1.17
Total loans and loans held for sale, net of unearned income	—	0.03	0.02
Provision (credit) for loan losses	0.11	0.26	0.09
Allowance, as a percent of each of the following:
Total loans, net of unearned income	1.26	1.16	1.05
Total accruing delinquent loans (past due 30 to 89 days)	195.68	206.12	313.90
Total non-accrual loans	373.10	453.80	624.01
Total non-performing assets	373.10	340.59	396.71
Allowance, as a multiple of net charge-offs	263.79x	36.72x	48.33x
Non-accrual loans, as a percentage of total loans, net of unearned income	0.34%	0.26%	0.17%

For 2021, the Company recorded a $1.1 million provision expense for loan losses compared to a $2.4 million provision expense in 2020. The lower 2021 provision reflects an improved credit quality outlook for the overall portfolio due to several loan upgrades as well as reduced criticized asset levels and delinquent loan balances demonstrating improvement this year. This reflects the Company’s loan officers working effectively with our customers as the economy improves and as businesses return to normal operations with limited restrictions. As demonstrated historically, the Company continues its strategic conviction that a strong allowance for loan losses is needed, which has proven to be essential as we support certain borrowers as they fully recover from the COVID-19 pandemic. The Company continued

to grow the allowance for loan losses given the portfolio growth achieved during the year, specifically in the non-owner occupied commercial real estate and residential mortgage portfolios, which was dampened by a decline in the commercial portfolio. The need to fund the allowance for portfolio growth was somewhat eased by numerous upgrades, which occurred during 2021.

The Company experienced low net loan charge-offs of $47,000, which equates to 0.00% of total loans, in 2021 and compares favorably to net loan charge-offs of  $309,000, or 0.03% of total loans, in 2020. Since the end of the fourth quarter of 2020, the balance of the allowance for loan losses increased by $1.1 million, or 9.3%, to $12.4 million at December 31, 2021. Non-performing assets totaled $3.3 million, or 0.34% of total loans, at December 31, 2021. Management continues to carefully monitor asset quality with a particular focus on loan customers that have requested an additional payment deferral. The Asset Quality Task Force is meeting at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers. In summary, the allowance for loan losses provided 373% coverage of non-performing assets, and 1.26% of total loans, at December 31, 2021, compared to 341% coverage of non-performing assets, and 1.16% of total loans, at December 31, 2020. Note that the reserve coverage to total loans, excluding PPP loans (non-GAAP), was 1.28% and 1.23% at December 31, 2021 and 2020, respectively. The Small Business Administration guarantees 100% of the PPP loans made to eligible borrowers which minimizes the level of credit risk associated with these loans. As a result, such loans are assigned a 0% risk weight for purposes of calculating the Bank’s risk-based capital ratios. Therefore, it was deemed appropriate to not allocate any portion of the loan loss reserve for the PPP loans.

Management believes that this non-GAAP measure provides a greater understanding of ongoing operations and enhances comparability of results of operations with prior periods. The Company believes that investors may use this non-GAAP measure to analyze the Company’s financial condition without the impact of unusual items or events that may obscure trends in the Company’s underlying financial condition. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. The following table sets forth the calculation of the Company’s allowance for loan loss reserve coverage to total loans (GAAP) and the reserve coverage to total loans, excluding PPP loans (non-GAAP), at December 31, 2021 and 2020 (in thousands, except percentages).

	AT DECEMBER 31,
	2021	2020
Allowance for loan losses	$12,398	$11,345
Total loans, net of unearned income	985,054	972,095
Reserve coverage	1.26%	1.16%
Reserve coverage to total loans, excluding PPP loans:
Allowance for loan losses	$12,398	$11,345
Total loans, net of unearned income	985,054	972,095
PPP loans	(17,311)	(58,344)
	967,743	913,751
Non-GAAP reserve coverage	1.28%	1.23%

For 2020, the Company recorded a $2,375,000 provision expense for loan losses compared to an $800,000 provision expense in 2019 which resulted in a net unfavorable shift of $1.6 million between years. The Company continued to build the allowance for loan losses given the overall economic climate and the uncertainty that existed because of the COVID-19 pandemic. The 2020 provision reflected management’s strengthening of certain qualitative factors within the allowance for loan losses calculation and downgrades of loan relationships that were reflective of the industries that were especially negatively impacted by the pandemic, primarily the hospitality industry, and were demonstrating a slow pace of recovery. Early in 2020, several loans within the hospitality industry were downgraded. Additionally, during the fourth quarter of 2020, the downgrade of a hospitality related credit and a large transportation related credit, as well as the loan growth experienced resulted in the provision increasing. Specifically, the effect of these downgrades was an increase in the allowance for the commercial loans secured by non-owner occupied real estate portfolio. The decrease in the allowance balance for the commercial loan portfolio was the result of two substantial commercial loans which were previously classified as substandard being upgraded. In addition, the growth in the allowance balance for residential mortgage loans was the result of the increased origination activity experienced within the portfolio during 2020 given the lower interest rate environment. The Company experienced net loan charge-offs of $309,000, or 0.03% of total loans, in 2020 compared to net loan charge-offs of  $192,000, or 0.02% of total loans, in 2019. Overall, non-performing assets totaled $3.3 million, or 0.34% of total loans, at December 31, 2020. In summary, the allowance for loan losses provided 341% coverage of non-performing assets, and 1.16% of total loans, at December 31, 2020, compared to 397% coverage of non-performing assets, and 1.05% of total loans, at December 31, 2019.

The following schedule sets forth the allocation of the ALL among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire ALL is available to absorb future loan losses in any loan category.

	AT DECEMBER 31,
	2021		2020		2019		2018		2017
		PERCENT		PERCENT		PERCENT		PERCENT		PERCENT
		OF LOANS		OF LOANS		OF LOANS		OF LOANS		OF LOANS
		IN EACH		IN EACH		IN EACH		IN EACH		IN EACH
		CATEGORY		CATEGORY		CATEGORY		CATEGORY		CATEGORY
		TO TOTAL		TO TOTAL		TO TOTAL		TO TOTAL		TO TOTAL
	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$3,071	25.5%	$3,472	31.4%	$3,951	30.1%	$3,057	29.0%	$4,298	28.0%
Commercial loans secured by non-owner occupied real estate	6,392	43.8	5,373	41.2	3,119	41.2	3,389	41.4	3,666	42.0
Real estate – residential mortgage	1,590	29.2	1,292	25.7	1,159	26.6	1,235	27.6	1,102	27.8
Consumer	113	1.5	115	1.7	126	2.1	127	2.0	128	2.2
Allocation to general risk	1,232	—	1,093	—	924	—	863	—	1,020	—
Total	$12,398	100.0%	$11,345	100.0%	$9,279	100.0%	$8,671	100.0%	$10,214	100.0%

Even though residential real estate mortgage loans comprise 29.2% of the Company’s total loan portfolio, only $1.6 million, or 12.8%, of the total ALL is allocated against this loan category. The residential real estate mortgage loan allocation is based upon the Company’s three-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by non-owner occupied real estate reflect the increased credit risk associated with those types of lending, the Company’s historical loss experience in these categories, and other qualitative factors.

Based on the Company’s current ALL methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the ALL is adequate at December 31, 2021 to cover losses within the Company’s loan portfolio.

NON-INTEREST INCOME.   Non-interest income for 2021 totaled $17.8 million, an increase of $1.5 million, or 9.1%, from 2020. Factors contributing to this higher level of non-interest income in 2021 included:

●	a $1.8 million, or 17.4%, increase in wealth management fees as the entire wealth management group has performed exceptionally well through the pandemic, actively working for clients to increase the value of their holdings in the financial markets and adding new business. The fair market value of wealth management assets totaled $2.7 billion and increased from the early pandemic fair market value low point on March 31, 2020 by $728.7 million, or 36.7%;
●	an $859,000, or 56.4%, decrease in net gains on loans held for sale due a lower level of mortgage loan refinance activity in 2021 and the Company’s revised strategy to retain a higher percentage of our residential mortgage loan production in the portfolio as opposed to selling into the secondary market. The Company has retained 79% of all residential mortgage loan originations into the loan portfolio in 2021 compared to 40% in 2020;
●	a $335,000, or 42.8%, increase in revenue from bank owned life insurance due to the receipt of $310,000 in death claims as well as 2021 income being positively impacted by a financial floor taking hold which caused increased earnings and a higher rate of return on certain policies;
●	a $291,000, or 12.7%, increase in other income primarily due to higher interchange fee income that resulted from increased usage of debit cards as the pandemic caused consumers to increase online purchases and many businesses to implement contactless services by not accepting cash due to health safety concerns. Also, service charges on deposit accounts increased by $62,000, or 6.9%, in 2021 as consumers are becoming more active and increasing their spending habits;

●	a $201,000, or 36.0%, decrease in mortgage related fees due to a lower level of residential mortgage loan production; and
●	the Company recognized an $84,000 gain on investment security sales in 2021 as compared to last year when no securities were sold.

Non-interest income for 2020 totaled $16.3 million, an increase of $1.5 million, or 10.2%, from 2019. Factors contributing to this higher level of non-interest income in 2020 included:

●	a $658,000, or 76.1%, increase in income from residential mortgage loan sales into the secondary market due to the strong level of residential mortgage loan production. The higher level of residential mortgage loan production also resulted in mortgage related fees increasing by $257,000, or 85.1%;
●	the Company recognized a $500,000 impairment charge on a Community Reinvestment Act (CRA) related investment in 2019 and there was no charge in 2020 since the full investment was written off in the prior year;
●	a $482,000, or 5.0%, increase in wealth management fees. In addition to an improved level of fee income from the financial services business unit, the entire wealth management division had been resilient and performed well in spite of the major market value decline that occurred in late March 2020. The market value of wealth management assets recovered and improved from the pre-pandemic valuation, exceeding the March 31, 2020 market value by 25% and also exceeding the market value as of December 31, 2019 by 11%;
●	a $368,000, or 29.0%, decrease in service charges on deposit accounts as consumer spending activity-based fees such as deposit service charges, which include overdraft fees, decreased significantly with the shutdown of the economy and had been slow to improve given the pace of the economic recovery;
●	a $261,000, or 50.1%, increase in revenue from bank owned life insurance due to the receipt of a $91,000 death claim and a financial floor taking hold which caused increased earnings and a higher rate of return on certain policies; and
●	no investment security sale activity occurred in 2020 after the Company recognized a $118,000 net realized gain on investment securities in 2019.

NON-INTEREST EXPENSE.   Non-interest expense for 2021 totaled $47.0 million, which represents a $2.5 million, or 5.7%, increase from 2020. Factors contributing to the higher non-interest expense in 2021 included:

●	a $1.1 million, or 19.8%, increase in other expense primarily due to the recognition of a $1.7 million settlement charge in connection with the Company’s defined benefit pension plan, which is described in Note 17, Employee Benefit Plans. Also contributing to the higher level of other expense was the Company recognizing $117,000 of expense associated with the unfunded commitment reserve in 2021 which represents a $271,000 unfavorable shift from 2020;
●	a $457,000, or 1.7%, increase in salaries and employee benefits expense. Factors causing the increase included greater incentive compensation primarily due to commissions earned as a result of strong performance in the wealth management businesses and continued good residential mortgage and commercial loan production. Also contributing to the higher salaries and employee benefits expense was increased health care costs which were partially offset by the Company’s basic salary expense declining due to fewer employees;
●	the Company recognized costs for the branch acquisition totaling $389,000 for 2021;
●	a $237,000, or 4.5%, increase in professional fees due to an increased level of outsourced professional services related costs and increased fees due to the PPP lending activity. Also, other professional fees at the Trust Company increased year over year due to additional support services;
●	a $174,000, or 36.2%, increase in FDIC deposit insurance expense due to an increase in the asset assessment base and the benefit of the Small Bank Assessment Credit being fully utilized in the first quarter of 2020;

●	a $110,000, or 4.4%, increase in net occupancy expense primarily due to the additional costs related to the branch acquisition; and
●	a $46,000, or 6.4%, decrease in supplies, postage and freight expense as the majority of the personal protective equipment to protect our employees and customers during the pandemic was purchased last year.

Non-interest expense for 2020 totaled $44.5 million, which represented a $2.6 million, or 6.3%, increase from 2019. Factors contributing to the higher non-interest expense in 2020 included:

●	a $2.0 million, or 7.7%, increase in salaries and employee benefits expense was due to increased incentive compensation, total salaries, pension expense, and health care costs. A $645,000, or 57.9%, increase in incentive compensation was primarily due to commissions earned as a result of increased residential mortgage loan production. Total salaries were higher by $625,000, 3.5%, for 2020 primarily due to separation costs related to the elimination of a management position and annual merit increases. Pension expense increased by $506,000, or 30.4%, as a result of the unfavorable impact that the lower interest rate environment had on the discount rates that are used to revalue the defined benefit pension obligation each year. In addition, there was a $424,000, or 13.9%, increase in health care costs;
●	FDIC deposit insurance expense increased by $381,000 and returned to a more normal level after the benefit from the application of the Small Bank Assessment Credit regulation expired early in 2020;
●	a $334,000, or 6.8%, increase in professional fees resulted from higher appraisal fees due to the significantly higher level of residential mortgage loan production, higher legal fees related to PPP loan processing, personnel related matters and an increased level of outside professional services related costs; and
●	a $215,000, or 3.8%, decrease in other expense due to reduced outside processing fees and telephone costs as well as a lower level of meals and travel costs that related to travel restrictions from the pandemic. In addition, the favorable comparison for other expense also resulted from a reduction recognized for the unfunded commitment reserve.

INCOME TAX EXPENSE.   The Company recorded an income tax expense of  $1.7 million, or an effective tax rate of 19.4%, in 2021, compared to income tax expense of  $1.2 million, or a 20.9% effective tax rate, in 2020, and compared to income tax expense of  $1.6 million, or a 20.7% effective tax rate, in 2019. The increased income tax expense for the full year of 2021 is a result of the Company’s improved profitability this year. The higher effective tax rate in 2020 resulted from the write-off of a deferred tax asset related to the dissolution of the Company’s former small life insurance subsidiary. The Company’s deferred tax liability was $934,000 at December 31, 2021 compared to a deferred tax asset of $1.6 million at December 31, 2020, resulting primarily from change in the pension liability.

SEGMENT RESULTS.   The community banking segment reported a net income contribution of $12.1 million in 2021 which improved from the $10.1 million contribution in 2020 and also increased from the $10.9 million contribution in 2019. The improvement between years is due to a higher level of total revenue and a reduced loan loss provision which more than offset an increased level of non-interest expense. Net interest income improved between years as a significant reduction to total interest expense more than offset a much lower reduction to total interest income. This segment is being favorably impacted by commercial real estate loan growth which correspondingly resulted in loan charge income increasing. Also, loan growth was positively impacted by the Company retaining more residential mortgage loans in the portfolio as opposed to selling in the secondary market. This growth more than offset payoff activity and maturities in the commercial & industrial loan portfolio. Additionally, PPP processing fee income increased between years by $398,000. Overall, total loan interest income decreased modestly by $49,000 in 2021. Favorably impacting net interest income was this segment experiencing deposit cost relief as total deposit interest expense decreased between years due to management’s action to lower pricing of several deposit products, given the low interest rate environment. The decrease to total deposit interest expense occurred even though total deposits increased significantly between years which is described previously in the MD&A. This segment was also favorably impacted by management’s strategic decision during the fourth quarter of 2021 to not replace a maturing high cost, large institutional deposit which resulted in approximately $240,000 of interest expense savings during the fourth quarter. The Company recorded a $1,100,000 provision expense for loan losses in 2021 compared to a $2,375,000 provision in 2020. This was discussed previously in the Allowance and Provision for Loan Losses section within this document. Non-interest income was favorably impacted by increased levels of interchange income, checking service charges and revenue from bank owned life insurance (BOLI). Note that the Company electing to retain the majority of residential mortgage loans production in the loan portfolio resulted in a decrease to loan sale gains. Non-interest expense compares unfavorably in 2021 due to the Company recognizing a settlement charge on its defined benefit pension plan, which was previously discussed in the MD&A. Other significant increases to non-interest expense between years were higher incentive compensation and health care costs and additional expense recognized for the Somerset County branch acquisition. Finally, non-interest expense was unfavorably impacted by higher professional fees, FDIC insurance expense and occupancy costs.

The wealth management segment’s net income contribution was $2.9 million in 2021 compared to $2.0 million in 2020 and $1.9 million in 2019. The increase is due to wealth management fees increasing as the entire wealth management group has performed exceptionally well through the pandemic, actively working with clients to increase the value of their holdings in the financial markets and adding new business. Slightly offsetting this favorable performance were higher levels of professional fees and total employee costs. Overall, the fair market value of trust assets under administration totaled $2.7 billion at December 31, 2021, an improvement from the early pandemic fair market value low point at March 31, 2020, exceeding by $728.7 million, or 36.7%.

The investment/parent segment reported a net loss of  $7.8 million in 2021, which was greater than the net loss of  $7.5 million in 2020 and $6.8 million in 2019. The increased loss in 2021 was due to the Company having to write off the remaining portion of unamortized issuance costs from existing subordinated debt and trust preferred securities that were replaced by the private placement of $27 million in subordinated notes on August 26, 2021, This write-off caused $202,000 of additional borrowings interest expense during the third quarter of 2021. Also, the original debt instruments did not leave the balance sheet until September 30, 2021 as per terms required to appropriately retire the existing debt. Therefore, there was one full month of the new and the old debt instruments being on our balance sheet in September causing additional interest expense. The Company did recognize approximately $147,000 of borrowings intereset expense savings since the new subordinated debt has a significantly lower cost than the old debt instruments. This interest expense savings will continue to positively impact this segment in the future. This segment also benefitted from a higher level of interest income from the securities portfolio due to a higher volume of securities. As a result of the increased level of liquidity on the Company’s balance sheet, management elected to more profitably deploy these funds into the securities portfolio as opposed to leaving them in low yielding federal funds sold. Finally, and also favorably impacting this segment was the recognition of an $84,000 security sale gain in 2021 after no gain was recognized last year.

BALANCE SHEET.   The Company’s total consolidated assets of  $1.336 billion at December 31, 2021 increased by $52.8 million, or 4.1%, from the $1.283 billion level at December 31, 2020. This change was related, primarily, to increased levels of cash and cash equivalents, investment securities, loans, and other assets. Specifically, cash and cash equivalents increased $9.6 million, or 30.5%, as the Company experienced a significant influx of deposits resulting from the government stimulus programs and financial assistance provided to municipalities and school districts. Our liquidity position was also positively impacted by the Somerset County branch and deposit acquisition completed in May 2021, which provided approximately $42 million of additional deposits. These deposit increases were partially offset by the maturity of a $33 million institutional deposit late in the third quarter of 2021. Total investment securities increased $28.5 million, or 15.1%, as the steepening of the U.S. Treasury yield curve improved the yield for federal agency mortgage-backed securities and federal agency bonds, making these types of securities more attractive for purchase. The Company also continued to purchase corporate and taxable municipal securities to maintain a well-diversified portfolio. In addition, loans, net of unearned fees, and loans held for sale increased by $7.7 million, or 0.8%, as a result of the higher levels of commercial real estate and residential mortgage loan production. The overall total loan portfolio volume stabilized during the second half of the year as additional loan growth was offset by a high level of early payoff activity, particularly during the fourth quarter. Also, PPP loans continue to decline as borrowers complete the forgiveness process. Finally, other assets increased $11.8 million, or 89.4%, as a result of an increase in the positive balance of the accrued pension liability, which totaled $19.5 million and $3.0 million as of December 31, 2021 and 2020, respectively. Due to the positive (debit) balance of the accrued pension liability, it was reclassified to other assets on the Consolidated Balance Sheets as of December 31, 2021 and 2020. The positive value of the accrued pension liability increased as a result of the $8.0 million contribution made in 2021 and the revaluation of the obligation due to the recognition of the settlement charge.

Total deposits increased by $84.5 million, or 8.0%, and remained significantly higher than historical levels in 2021. As previously mentioned, this robust growth is the result of the government stimulus programs and the Somerset County branch acquisition which were partially offset by the maturity of a large institutional deposit. As of December 31, 2021, the 25 largest depositors represented 18.9% of total deposits, which is a decrease from December 31, 2020 when it was 21.1%. Total borrowings have decreased by $41.2 million, or 36.2%, since year-end 2020. The decrease was driven, primarily, by a lower level of both short-term borrowings and FHLB term advances. Specifically, at December 31, 2021, the Company had no short-term borrowings outstanding as compared to $24.7 million at December 31, 2020. In addition, FHLB term advances decreased by $22.3 million, or 34.4%, and totaled $42.7 million at December 31, 2021. The current strong liquidity position has allowed the Company to paydown short-term borrowings and FHLB advances. However, the Company continues to utilize the FHLB term advances to help manage interest rate risk. Partially offsetting the decrease in short-term and FHLB borrowings was the previously mentioned subordinated debt transaction. The Company completed a private placement of $27 million in fixed-to-floating rate subordinated notes on August 26, 2021 and used approximately $20 million of the net proceeds to retire it existing subordinated debt and trust preferred securities.

The Company’s total shareholders’ equity increased by $12.2 million, or 11.6%, since year-end 2020. Capital was increased during 2021 by the Company’s $7.1 million of net income and the $8.8 million positive impact on accumulated other comprehensive loss from the recording of the settlement charge in connection with the defined benefit pension plan and the revaluation of the pension obligation. Slightly offsetting these increases was the $1.7 million common stock cash dividend and the $2.2 million negative impact experienced due to the reduced market value of the available for sale investment securities portfolio. The Company returned approximately 24% of our 2021 earnings to our shareholders through the quarterly common stock cash dividend. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 14.04% and an asset leverage ratio of 8.17% at December 31, 2021. The Company’s book value per common share was $6.82, its tangible book value per common share (non-GAAP) was $6.02 and its tangible common equity to tangible assets ratio (non-GAAP) was 7.78% at December 31, 2021.

The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The Company believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures, and, because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at December 31, 2021 and 2020 (in thousands, except share and ratio data):

	AT DECEMBER 31,
	2021	2020
Total shareholders’ equity	$116,549	$104,399
Less: Intangible assets	13,769	11,944
Tangible common equity	102,780	92,455
Total assets	1,335,560	1,282,733
Less: Intangible assets	13,769	11,944
Tangible assets	1,321,791	1,270,789
Tangible common equity ratio (non-GAAP)	7.78%	7.28%
Total shares outstanding	17,081,500	17,060,144
Tangible book value per share (non-GAAP)	$6.02	$5.42

LIQUIDITY.   Although leveling off somewhat in the fourth quarter of 2021, the Company’s liquidity position continues to be strong due to effective business development efforts as well as the significant influx of deposits that resulted from the government stimulus programs.. Also, deposit levels were positively impacted in the second quarter of 2021 by the Somerset County branch acquisition. In addition, the Company’s loyal core deposit base continues to prove to be a source of strength for the Company during periods of market volatility. As a result, the Company continued to experience significantly higher than historical levels of total average deposits in 2021 averaging $1.154 billion for the year. Total deposits did decrease late in the third quarter of 2021 due to the maturity of a $33 million institutional deposit that had a cost of 2.95%, which is mentioned previously in this document. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth. Average short-term investments increased during 2021 and continue to be higher than they have been historically which presents the challenge of profitably deploying this increased liquidity given the current low yields on short-term investment products. An additional challenge is the uncertainty regarding the duration that the increased liquidity will remain on the balance sheet which will be determined by customer behavior as the economic conditions change. Note that management’s decision to allow the previously mentioned high cost, institutional deposit to mature in the third quarter resulted in total short-term investments declining to a more manageable level. In addition to the commercial real estate loan growth experienced during the year and greater level of residential mortgage loans being retained in the portfolio, a portion of the increased liquidity was invested in additional securities to more profitably deploy the increased funds. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio was 86.5% at December 31, 2021. The Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to provide the necessary assistance to our customers and our community as they continue their recovery from the COVID-19 pandemic and respond to an improving economy. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $9.6 million from December 31, 2020, to $41.1 million at December 31, 2021, due to $488,000 of cash used in investing activities being more than offset by $9.9 million of cash provided by operating activities and $146,000 of cash provided by financing activities. Within financing activities, deposits increased by $42.1 million while total FHLB borrowings declined as term advances decreased by $22.3 million and short-term borrowings decreased by $24.7 million. Also, within financing activities, the $26.6 million net new subordinated debt issuance more than offset the $19.7 million redemption of the old subordinated debt and trust preferred securities. Within investing activities, cash advanced for new loans originated totaled $313.1 million and was $11.6 million higher than the $301.5 million of cash received from loan principal payments. Also, within investing activities, $77.9 million of investment securities purchases more than offset $45.5 million of proceeds from maturities of investment securities. Within operating activities, $13.8 million of mortgage loans held for sale were originated while $19.7 million of mortgage loans were sold into the secondary market.

The holding company had $9.3 million of cash, short-term investments, and investment securities at December 31, 2021. Additionally, dividend payments from our subsidiaries also provide ongoing cash to the holding company. At December 31, 2021, our subsidiary Bank had $13.1 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that dividend payments from the Trust Company approximate 75% of annual net income. Overall, we believe that the holding company has good liquidity to meet its subordinated debt interest payments and its common stock dividend.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $41.1 million and $31.5 million at December 31, 2021 and 2020, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At December 31, 2021, the Company had $365 million of overnight borrowing availability at the FHLB, $32 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES.   The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.29%, the tier 1 capital ratio was 10.29%, and the total capital ratio was 14.04% at December 31, 2021. The Company’s tier 1 leverage ratio was 8.17% at December 31, 2021. Total regulatory capital was favorably impacted by the August 26, 2021 issuance of $27 million of subordinated debt as described in Note 24, Regulatory Capital. We anticipate that we will maintain our strong capital ratios throughout 2022.

Capital generated from earnings will be utilized to pay the common stock cash dividend and will support controlled balance sheet growth. Our common dividend payout ratio for the full year 2021 was 24.4%. Total Parent Company cash was $9.3 million at December 31, 2021. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at

347% of regulatory capital at December 31, 2021. It should be noted that this ratio improved from 348% at December 31, 2020 even though total non-owner occupied commercial real estate loans grew between years. The improvement in this ratio is a direct result of the Parent Company downstreaming $3.5 million of capital to the Bank. The greater level of capital at the Bank creates additional capacity for future non-owner occupied commercial real estate loan growth. Additionally, while we work through the COVID-19 pandemic, our focus is on preserving capital to support customer lending and allow the Company to take advantage of opportunities that should result from the continued improvement in the economy. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.025 per quarter. At December 31, 2021, the Company had approximately 17.1 million common shares outstanding.

The Basel III capital standards establish the minimum capital levels in addition to the well capitalized requirements under the federal banking regulations prompt corrective action. The capital rules also impose a 2.5% capital conservation buffer (CCB) on top of the three minimum risk-weighted asset ratios. Banking institutions that fail to meet the effective minimum ratios once the CCB is taken into account will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (four quarter trailing net income, net of distributions and tax effects not reflected in net income). The Company and the Bank meet all capital requirements, including the CCB, and continue to be committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a return to our shareholders.

Under the Basel III capital standards, the minimum capital ratios are:

		MINIMUM CAPITAL RATIO
	MINIMUM	PLUS CAPITAL
	CAPITAL RATIO	CONSERVATION BUFFER
Common equity tier 1 capital to risk-weighted assets	4.5%	7.0%
Tier 1 capital to risk-weighted assets	6.0	8.5
Total capital to risk-weighted assets	8.0	10.5
Tier 1 capital to total average consolidated assets	4.0

INTEREST RATE SENSITIVITY.   Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company’s net interest income, net income and capital. The management and measurement of interest rate risk at the Company is performed by using the following tools: (i) simulation modeling, which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling incorporates assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; (ii) market value of portfolio equity sensitivity analysis; and (iii) static GAP analysis, which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. The overall interest rate risk position and strategies are reviewed by senior management and the Company’s Board of Directors on an ongoing basis.

The following table presents a summary of the Company’s static GAP positions at December 31, 2021:

		OVER	OVER
		3 MONTHS	6 MONTHS
	3 MONTHS OR	THROUGH	THROUGH	OVER
INTEREST SENSITIVITY PERIOD	LESS	6 MONTHS	1 YEAR	1 YEAR	TOTAL

	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$288,503	$80,900	$94,369	$522,265	$986,037
Investment securities	33,287	10,233	12,299	161,103	216,922
Short-term assets	16,353	—	—	—	16,353
Regulatory stock	2,692	—	—	2,125	4,817
Bank owned life insurance	—	—	38,842	—	38,842
Total rate sensitive assets	$340,835	$91,133	$145,510	$685,493	$1,262,971
RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$—	$—	$—	$211,106	$211,106
Interest bearing demand deposits	77,244	972	1,943	155,423	235,582
Savings	570	570	1,140	130,883	133,163
Money market	66,879	6,985	13,970	179,368	267,202
Certificates of deposit	94,828	33,886	56,747	106,864	292,325
Total deposits	239,521	42,413	73,800	783,644	1,139,378
Borrowings	4,868	3,909	14,410	49,650	72,837
Total rate sensitive liabilities	$244,389	$46,322	$88,210	$833,294	$1,212,215
INTEREST SENSITIVITY GAP:
Interval	96,446	44,811	57,300	(147,801)	—
Cumulative	$96,446	$141,257	$198,557	$50,756	$50,756
Period GAP ratio	1.39X	1.97X	1.65X	0.82X
Cumulative GAP ratio	1.39	1.49	1.52	1.04
Ratio of cumulative GAP to total assets	7.22%	10.58%	14.87%	3.80%

When December 31, 2021 is compared to December 31, 2020, the Company’s cumulative GAP ratio through one year indicates that the Company’s balance sheet is still asset sensitive and the level of asset sensitivity increased between years. We continue to see loan customer preference for fixed rate loans given the low overall level of interest rates. The Company demonstrated significantly higher than historical levels of both loans and deposits in 2021. This growth is due to successful business development efforts, the impact from the government stimulus programs and the 2021 Somerset County branch acquisition. The growth experienced in the loan portfolio, investment securities, and short-term assets was funded by the increase in total deposits. In addition, there was a significant decrease in overnight borrowings which are immediately impacted by changes to national interest rates. Even though the balance of FHLB term advances at December 31, 2021 decreased $22.3 million, or 34.4%, from the prior year, the Company continues to utilize such advances to help manage our interest rate risk position.

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

	VARIABILITY OF	CHANGE IN
	NET INTEREST	MARKET VALUE OF
INTEREST RATE SCENARIO	INCOME	PORTFOLIO EQUITY
200 bp increase	4.5%	31.7%
100 bp increase	2.2	18.4
100 bp decrease	(5.1)	(0.1)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and the scheduled repricing of loans tied to an index, such as LIBOR or prime. Also, the Company has effectively utilized interest rate swaps for interest rate risk management purposes. The interest rate swaps allow our customers to lock in low interest rates while the Company retains the benefit of interest rates moving with the market. Regarding interest bearing liabilities, management continues its disciplined approach to price its core deposit accounts in a controlled but competitive manner. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at a targeted range of 0% to 0.25%. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

Within the investment portfolio at December 31, 2021, 75.0% of the portfolio is classified as available for sale and 25.0% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are 89 securities that are temporarily impaired at December 31, 2021. The Company reviews its securities quarterly and has asserted that at December 31, 2021, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell a portion of newly originated fixed-rate 30-year mortgage loans into the secondary market (excluding construction and any jumbo loans). The Company also sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year 2021, 21.1% of all residential mortgage loan production was sold into the secondary market. The Company revised strategy in 2021 and retained a higher percentage of our residential mortgage loan production in the loan portfolio as opposed to selling into the secondary market. This strategic change allowed us to more profitably deploy a portion of the increased liquidity that we have on our balance sheet.

The amount of loans outstanding by category as of December 31, 2021, which are due in (i) one year or less, (ii) more than one year through five years, (iii) more than five years through 15 years, and (iv) over 15 years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

		MORE	MORE
		THAN ONE	THAN FIVE
	ONE	YEAR	YEARS
	YEAR OR	THROUGH	THROUGH	OVER 15	TOTAL
	LESS	FIVE YEARS	15 YEARS	YEARS	LOANS

	(IN THOUSANDS, EXCEPT RATIOS)
Commercial and industrial	$23,841	$79,728	$11,609	$19,004	$134,182
Paycheck Protection Program (PPP)	185	17,126	—	—	17,311
Commercial loans secured by owner occupied real estate	6,064	10,891	79,379	3,310	99,644
Commercial loans secured by non-owner occupied real estate	31,359	124,944	271,822	2,700	430,825
Real estate – residential mortgage	14,898	42,488	183,405	48,188	288,979
Consumer	5,696	3,662	1,428	4,310	15,096
Total	$82,043	$278,839	$547,643	77,512	$986,037
Loans with fixed-rate	$39,577	$197,130	$257,417	60,147	$554,271
Loans with floating-rate	42,466	81,709	290,226	17,365	431,766
Total	$82,043	$278,839	$547,643	77,512	$986,037
Percent composition of maturity	8.3%	28.3%	55.5%	7.9%	100.0%
Fixed-rate loans as a percentage of total loans					56.2%
Floating-rate loans as a percentage of total loans					43.8%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

The following table presents the total loans due after one year that have predetermined (fixed) interest rates and floating interest rates as of December 31, 2021.

	FIXED-RATE	FLOATING-RATE
	LOANS	LOANS	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$99,727	$10,614	$110,341
Paycheck Protection Program (PPP)	17,126	—	17,126
Commercial loans secured by owner occupied real estate	6,225	87,355	93,580
Commercial loans secured by non-owner occupied real estate	133,526	265,940	399,466
Real estate – residential mortgage	253,436	20,645	274,081
Consumer	4,654	4,746	9,400
Total	$514,694	$389,300	$903,994

OFF BALANCE SHEET ARRANGEMENTS.    The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $216.6 million and standby letters of credit of  $13.1 million as of December 31, 2021. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2021, the Company had $134.6 million in the notional amount of interest rate swaps outstanding, with a fair value of $1.2 million. In addition, the Company entered into a risk participation agreement (RPA) with the lead bank of a commercial real estate loan arrangement. As a participating bank, the Company guarantees the performance on a borrower-related interest rate swap contract. The notional amount of the RPA outstanding at December 31, 2021 was $2.5 million, with a fair value of zero.

As of December 31, 2021 and 2020, municipal deposit letters of credit issued by the Federal Home Loan Bank of Pittsburgh on behalf of AmeriServ Financial Bank naming applicable municipalities as beneficiaries totaled $62.2 million and $61.3 million, respectively. The letters of credit serve as collateral, in place of pledged securities, for municipal deposits maintained at AmeriServ Financial Bank.

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

ACCOUNT — Pension liability

BALANCE SHEET REFERENCE — Other assets

INCOME STATEMENT REFERENCE — Salaries and employee benefits and Other expense

DESCRIPTION

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. Additionally, pension expense can also be impacted by settlement accounting charges if the amount of employee selected lump sum distributions exceed the total amount of service and interest component costs of the net periodic pension cost in a particular year. Our pension benefits are described further in Note 17 of the Notes to Consolidated Financial Statements.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $9.5 million, or 76%, of the total allowance for loan losses at December 31, 2021 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

ACCOUNT — Intangible assets

BALANCE SHEET REFERENCE — Intangible assets

INCOME STATEMENT REFERENCE — Other expense

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

ACCOUNT — Income taxes

BALANCE SHEET REFERENCE — Net deferred tax asset and Net deferred tax liability

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2021, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for income taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

ACCOUNT — Investment securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2021, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

FORWARD LOOKING STATEMENTS

THE STRATEGIC FOCUS:

AmeriServ Financial is committed to increasing shareholder value by striving for consistently improving financial performance; providing our customers with products and exceptional service for every step in their lifetime financial journey; cultivating an employee atmosphere rooted in trust, empowerment and growth; and serving our communities through employee involvement and a philanthropic spirit. We will strive to provide our shareholders with consistently improved financial performance; the products, services and know-how needed to forge lasting banking for life customer relationships; a work environment that challenges and rewards staff; and the manpower and financial resources needed to make a difference in the communities we serve. Our strategic initiatives will focus on these four key constituencies:

●	Shareholders — We strive to increase earnings per share; identifying and managing revenue growth and expense control; and managing risk. Our goal is to increase value for AmeriServ shareholders by growing earnings per share and narrowing the financial performance gap between AmeriServ and its peer banks. We try to return earnings to shareholders through a combination of dividends and share repurchases (none currently authorized) subject to maintaining sufficient capital to support balance sheet growth and economic uncertainty. We strive to educate our employee base as to the meaning/importance of earnings per share as a performance measure. We will develop a value added combination for increasing revenue and controlling expenses that is rooted in developing and offering high-quality financial products and services; an existing branch network; electronic banking capabilities with 24/7 convenience; and providing truly exceptional customer service. We will explore branch consolidation opportunities and further leverage union affiliated revenue streams, prudently manage the Company’s risk profile to improve asset yields and increase profitability and continue to identify and implement technological opportunities and advancements to drive efficiency for the holding company and its affiliates.
●	Customers — The Company expects to provide exceptional customer service, identifying opportunities to enhance the Banking for Life philosophy by providing products and services to meet the financial needs in every step through a customer’s life cycle, and further defining the role technology plays in anticipating and satisfying customer needs. We anticipate providing leading banking systems and solutions to improve and enhance customers’ Banking for Life experience. We will provide customers with a comprehensive offering of financial solutions including retail and business banking, home mortgages and wealth management at one location. We have upgraded and modernized select branches to be more inviting and technologically savvy to meet the needs of the next generation of AmeriServ customers without abandoning the needs of our existing demographic.
●	Staff — We are committed to developing high-performing employees, establishing and maintaining a culture of trust and effectively and efficiently managing staff attrition. We will employ a work force succession plan to manage anticipated staff attrition while identifying and grooming high performing staff members to assume positions with greater responsibility within the organization. We will employ technological systems and solutions to provide staff with the tools they need to perform more efficiently and effectively.
●	Communities — We will continue to promote and encourage employee community involvement and leadership while fostering a positive corporate image. This will be accomplished by demonstrating our commitment to the communities we serve through assistance in providing affordable housing programs for low-to-moderate-income families; donations to qualified charities; and the time and talent contributions of AmeriServ staff to a wide-range of charitable and civic organizations.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2021	2020

	(IN THOUSANDS,
	EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions	$24,748	$20,427
Interest bearing deposits	10,942	2,585
Short-term investments	5,411	8,492
Cash and cash equivalents	41,101	31,504
Investment securities:
Available for sale, at fair value	163,171	144,165
Held to maturity (fair value $55,516 on December 31, 2021 and $47,106 on December 31, 2020)	53,751	44,222
Loans held for sale	983	6,250
Loans	985,880	973,297
Less: Unearned income	826	1,202
Less: Allowance for loan losses	12,398	11,345
Net loans	972,656	960,750
Premises and equipment:
Operating lease right-of-use asset	667	758
Financing lease right-of-use asset	2,684	2,956
Other premises and equipment, net	14,082	14,336
Accrued interest income receivable	3,984	5,068
Intangible assets:
Goodwill	13,611	11,944
Core deposit intangible	158	—
Bank owned life insurance	38,842	39,033
Net deferred tax asset	—	1,572
Federal Home Loan Bank stock	2,692	4,821
Federal Reserve Bank stock	2,125	2,125
Other assets	25,053	13,229
TOTAL ASSETS	$1,335,560	$1,282,733
LIABILITIES
Non-interest bearing deposits	$211,106	$177,533
Interest bearing deposits	928,272	877,387
Total deposits	1,139,378	1,054,920
Short-term borrowings	—	24,702
Advances from Federal Home Loan Bank	42,653	64,989
Operating lease liabilities	682	776
Financing lease liabilities	2,899	3,109
Guaranteed junior subordinated deferrable interest debentures	—	12,970
Subordinated debt	26,603	7,534
Total borrowed funds	72,837	114,080
Net deferred tax liability	934	—
Other liabilities	5,862	9,334
TOTAL LIABILITIES	1,219,011	1,178,334
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,710,319 shares issued and 17,081,500 shares outstanding on December 31, 2021; 26,688,963 shares issued and 17,060,144 shares outstanding on December 31, 2020	267	267
Treasury stock at cost, 9,628,819 shares on December 31, 2021 and December 31, 2020	(83,280)	(83,280)
Capital surplus	146,069	145,969
Retained earnings	60,005	54,641
Accumulated other comprehensive loss, net	(6,512)	(13,198)
TOTAL SHAREHOLDERS' EQUITY	116,549	104,399
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,335,560	$1,282,733

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans
Taxable	$40,496	$40,518	$42,832
Tax exempt	89	110	101
Interest bearing deposits	6	15	24
Short-term investments	54	231	293
Investment securities:
Available for sale	4,543	4,591	5,090
Held to maturity	1,481	1,417	1,427
Total Interest Income	46,669	46,882	49,767
INTEREST EXPENSE
Deposits	4,806	7,634	11,189
Short-term borrowings	1	29	288
Advances from Federal Home Loan Bank	875	1,099	1,090
Financing lease liabilities	106	112	117
Guaranteed junior subordinated deferrable interest debentures	944	1,121	1,121
Subordinated debt	854	520	520
Total Interest Expense	7,586	10,515	14,325
Net Interest Income	39,083	36,367	35,442
Provision for loan losses	1,with 100	2,375	800
Net Interest Income after Provision for Loan Losses	37,983	33,992	34,642
NON-INTEREST INCOME
Wealth management fees	11,986	10,212	9,730
Service charges on deposit accounts	965	903	1,271
Net gains on loans held for sale	664	1,523	865
Mortgage related fees	358	559	302
Net realized gains on investment securities	84	—	118
Impairment charge on other investments	—	—	(500)
Bank owned life insurance	1,117	782	521
Other income	2,587	2,296	2,466
Total Non-Interest Income	17,761	16,275	14,773
NON-INTEREST EXPENSE
Salaries and employee benefits	27,847	27,390	25,429
Net occupancy expense	2,620	2,510	2,497
Equipment expense	1,582	1,559	1,510
Professional fees	5,456	5,219	4,885
Supplies, postage and freight	668	714	605
Miscellaneous taxes and insurance	1,236	1,143	1,135
Federal deposit insurance expense	655	481	100
Branch acquisition costs	389	—	—
Other expense	6,517	5,439	5,654
Total Non-Interest Expense	46,970	44,455	41,815

PRETAX INCOME	8,774	5,812	7,600
Provision for income taxes	1,702	1,214	1,572
NET INCOME	$7,072	$4,598	$6,028

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
PER COMMON SHARE DATA:
Basic:
Net income	$0.41	$0.27	$0.35
Average number of shares outstanding	17,073	17,053	17,359
Diluted:
Net income	$0.41	$0.27	$0.35
Average number of shares outstanding	17,114	17,063	17,440
Cash dividends declared	$0.100	$0.100	$0.095

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS)
COMPREHENSIVE INCOME
Net income	$7,072	$4,598	$6,028
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	11,189	1,454	(6,418)
Income tax effect	(2,350)	(305)	1,348
Unrealized holding gains (losses) on available for sale securities arising during period	(2,642)	2,309	4,072
Income tax effect	555	(485)	(855)
Reclassification adjustment for net realized gains on available for sale securities included in net income	(84)	—	(118)
Income tax effect	18	—	25
Other comprehensive income (loss)	6,686	2,973	(1,946)
Comprehensive income	$13,758	$7,571	$4,082

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS)
COMMON STOCK
Balance at beginning of period	$267	$267	$266
New common shares issued for exercise of stock options (21,356, 38,235, and 40,917 shares 2021, 2020, and 2019, respectively)	—	—	1
Balance at end of period	267	267	267
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,129)	(80,579)
Treasury stock purchased (35,962 and 602,349 shares 2020 and 2019, respectively)	—	(151)	(2,550)
Balance at end of period	(83,280)	(83,280)	(83,129)
CAPITAL SURPLUS
Balance at beginning of period	145,969	145,888	145,782
New common shares issued for exercise of stock options (21,356, 38,235, and 40,917 shares in 2021, 2020, and 2019, respectively)	57	78	99
Stock option expense	43	3	7
Balance at end of period	146,069	145,969	145,888
RETAINED EARNINGS
Balance at beginning of period	54,641	51,759	46,733
Net income	7,072	4,598	6,028
Cash dividend declared on common stock ($0.100, $0.100, and $0.095 per share 2021, 2020, and 2019, respectively)	(1,708)	(1,716)	(1,642)
Cumulative effect adjustment for change in accounting principal	—	—	640
Balance at end of period	60,005	54,641	51,759
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(13,198)	(16,171)	(14,225)
Other comprehensive income (loss)	6,686	2,973	(1,946)
Balance at end of period	(6,512)	(13,198)	(16,171)
TOTAL STOCKHOLDERS’ EQUITY	$116,549	$104,399	$98,614

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2021	2020	2019

	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$7,072	$4,598	$6,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,100	2,375	800
Depreciation and amortization expense	2,016	1,996	1,873
Amortization expense of core deposit intangible	19	—	—
Amortization of fair value adjustment on acquired time deposits	(98)	—	—
Net amortization of investment securities	222	285	279
Net realized gains on investment securities — available for sale	(84)	—	(118)
Impairment charge on other investments	—	—	500
Net gains on loans held for sale	(664)	(1,523)	(865)
Net amortization of deferred loan fees	(1,351)	(707)	(142)
Origination of mortgage loans held for sale	(13,806)	(87,140)	(49,460)
Sales of mortgage loans held for sale	19,737	87,281	46,304
Decrease (increase) in accrued interest receivable	1,084	(1,619)	40
Increase (decrease) in accrued interest payable	(490)	(525)	546
Earnings on bank-owned life insurance	(1,117)	(782)	(521)
Deferred income taxes	729	1,614	179
Stock compensation expense	43	3	7
Net change in operating leases	(94)	(89)	(67)
Other, net	(4,379)	(7,140)	(493)
Net cash provided by (used in) operating activities	9,939	(1,373)	4,890
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(61,578)	(36,519)	(18,084)
Purchase of investment securities — held to maturity	(16,272)	(9,359)	(2,257)
Proceeds from maturities of investment securities — available for sale	38,826	36,215	23,559
Proceeds from maturities of investment securities — held to maturity	6,665	4,985	3,007
Proceeds from sales of investment securities — available for sale	960	—	3,374
Purchase of regulatory stock	(1,799)	(9,979)	(13,557)
Proceeds from redemption of regulatory stock	3,928	9,143	14,092
Long-term loans originated	(313,125)	(301,210)	(205,603)
Principal collected on long-term loans	301,498	212,179	185,054
Purchases of premises and equipment	(1,241)	(1,325)	(2,821)
Proceeds from sale of other real estate owned and repossessed assets	8	63	214
Cash acquired in branch acquisition, net	40,431	—	—
Proceeds from life insurance policies	1,211	490	—
Net cash used in investing activities	(488)	(95,317)	(13,022)
FINANCING ACTIVITIES
Net increase in deposit balances	42,124	94,407	11,342
Net increase (decrease) in other short-term borrowings	(24,702)	2,290	(18,617)
Principal borrowings on advances from Federal Home Loan Bank	2,000	36,050	22,527
Principal repayments on advances from Federal Home Loan Bank	(24,336)	(24,729)	(15,580)
Principal payments on financing lease liabilities	(210)	(203)	(173)
Redemption of guaranteed junior subordinated deferrable interest debentures	(12,018)	—	—
Subordinated debt issuance, net	26,589	—	—
Redemption of subordinated debt	(7,650)	—	—
Stock options exercised	57	78	99
Purchases of treasury stock	—	(151)	(2,550)
Common stock dividend paid	(1,708)	(1,716)	(1,642)
Net cash provided by (used in) financing activities	146	106,026	(4,594)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,597	9,336	(12,726)
CASH AND CASH EQUIVALENTS AT JANUARY 1	31,504	22,168	34,894
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$41,101	$31,504	$22,168

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary, the Company operates 17 banking locations in five southwestern Pennsylvania counties and Hagerstown, Maryland. These branches provide a full range of consumer, mortgage, and commercial financial products. On May 21, 2021, AmeriServ Financial Bank completed its acquisition from Citizen’s Neighborhood Bank (CNB), an operating division of Riverview Bank, the branch and related deposit customers in Meyersdale, Pennsylvania and the deposit customers in Somerset, Pennsylvania. The Meyersdale branch is operating under the AmeriServ name and the Somerset customers are being serviced from the full service AmeriServ office at 108 West Main Street. The related deposits totaled approximately $42 million at closing and were acquired for a 3.71% deposit premium, or $1.6 million.

The AmeriServ Trust and Financial Services Company (the Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $2.7 billion that are not recognized on the Company’s Consolidated Balance Sheets at December 31, 2021.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of AmeriServ Financial, Inc. and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), the Trust Company, and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania and 1 location in Maryland. AmeriServ Life was a captive insurance company that was formally closed on December 31, 2020.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LOANS:

Interest income is recognized using the level yield method related to principal amounts outstanding. The Company typically discontinues the accrual of interest income when loans become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. Payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; or the loan has been returned to accrual status. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. A non-accrual commercial loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments. Residential mortgage loans are placed on accrual status upon becoming current.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2021 and 2020, the Company had no short-term leases.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portion of income is not added to the cash surrender value of the policy until the policy anniversary date and is reported in other assets on the Consolidated Balance Sheets.

INTANGIBLE ASSETS:

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill is not amortized, but is periodically evaluated for impairment. The Company tests goodwill for impairment on at least an annual basis. This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.

Identifiable intangible assets are amortized to their estimated residual values over their expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over a ten-year useful life.

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. Options to purchase 22,000, 139,759, and 12,000 shares of common stock were outstanding during 2021, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options to purchase common stock outstanding were $4.00-$4.22, $3.18-$4.22, and $4.19-$4.22 during 2021, 2020 and 2019, respectively.

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net income	$7,072	$4,598	$6,028
Denominator:
Weighted average common shares outstanding (basic)	17,073	17,053	17,359
Effect of stock options	41	10	81
Weighted average common shares outstanding (diluted)	17,114	17,063	17,440
Earnings per common share:
Basic	$0.41	$0.27	$0.35
Diluted	0.41	0.27	0.35

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in both money market funds and commercial paper. The Company made $200,000 in income tax payments in 2021; $315,000 in 2020; and $785,000 in 2019. The Company had non-cash transfers to other real estate owned (OREO) and repossessed assets in the amounts of $8,000 in 2021; $40,000 in 2020; and $75,000 in 2019. During 2020, the Company entered into two new financing leases, one related to office equipment and the other to a branch location, and recorded a right-of-use asset and lease liability of $149,000. As a result of the adoption of ASU 2016-02, Leases (Topic 842) as of January 1, 2019, the Company had non-cash transactions associated with the recognition of the right-of-use assets and lease liabilities. Specifically, the Company recognized a right-of-use asset and lease liability of $932,000 related to operating leases and a right-of-use asset and lease liability of $3.3 million related to financing leases. In addition, as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the Company had a non-cash transaction in the amount of $640,000 associated with the recognition of a receivable for wealth management fees as of December 31, 2019. The Company made total interest payments of $8,049,000 in 2021; $11,040,000 in 2020; and $13,779,000 in 2019.

In addition to the branch acquisition related information disclosed on the Consolidated Statements of Cash Flows, the following were recorded as non-cash transfers on the corresponding lines of the Consolidated Balance Sheets as of December 31, 2021 (in thousands).

Acquisition of Riverview Bank Branches
Non-cash assets acquired
Loans	$36
Other premises and equipment, net	158
Intangible assets	1,844
2,038
Non-cash liabilities assumed
Non-interest bearing deposits	(7,372)
Interest bearing deposits	(35,060)
Other liabilities	(37)
(42,469)
Net non-cash liabilities assumed	$(40,431)

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

The Company periodically enters into derivative instruments to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, the Company enters

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings in amounts that offset. These instruments and their offsetting positions are recorded in other assets and other liabilities on the Consolidated Balance Sheets.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company, a smaller reporting company, continues to evaluate the impact that ASU 2016-13 will have on our consolidated financial statements. We are currently working with an industry leading third-party consultant and software provider to assist us in the implementation of ASU 2016-13. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The overall impact of the amendment will be affected by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

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

Non-interest income within the scope of Topic 606 are as follows:

●	Wealth management fees – Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of December 31, 2021 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts — The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2021, 2020, and 2019 (in thousands).

	AT DECEMBER 31,
	2021	2020	2019

Non-interest income:
In-scope of Topic 606
Wealth management fees	$11,986	$10,212	$9,730
Service charges on deposit accounts	965	903	1,271
Other	2,017	1,708	1,759
Non-interest income (in-scope of topic 606)	14,968	12,823	12,760
Non-interest income (out-of-scope of topic 606)	2,793	3,452	2,013
Total non-interest income	$17,761	$16,275	$14,773

4. CASH AND DUE FROM DEPOSITORY INSTITUTIONS

Cash and due from depository institutions totaled $24.7 million and $20.4 million as of December 31, 2021 and 2020, respectively. The Federal Reserve reduced reserve requirements to zero as of March 26, 2020.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	DECEMBER 31, 2021
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$7,371	$86	$(70)	$7,387
U.S. Agency mortgage-backed securities	80,136	1,202	(1,171)	80,167
Municipal	20,066	851	(25)	20,892
Corporate bonds	53,843	1,028	(146)	54,725
Total	$161,416	$3,167	$(1,412)	$163,171

Investment securities held to maturity:

	DECEMBER 31, 2021
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(11)	$2,489
U.S. Agency mortgage-backed securities	10,556	203	(115)	10,644
Municipal	33,188	1,734	(103)	34,819
Corporate bonds and other securities	7,507	64	(7)	7,564
Total	$53,751	$2,001	$(236)	$55,516

Investment securities available for sale:

	DECEMBER 31, 2020
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,971	$181	$—	$3,152
U.S. Agency mortgage-backed securities	65,398	2,533	(18)	67,913
Municipal	19,000	1,348	—	20,348
Corporate bonds	52,315	666	(229)	52,752
Total	$139,684	$4,728	$(247)	$144,165

Investment securities held to maturity:

	DECEMBER 31, 2020
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency mortgage-backed securities	$8,119	$369	$—	$8,488
Municipal	30,076	2,455	(49)	32,482
Corporate bonds and other securities	6,027	113	(4)	6,136
Total	$44,222	$2,937	$(53)	$47,106

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2021, 47.1% of the portfolio was rated AAA as compared to 42.2% at December 31, 2020. Approximately 14.7% and 15.2% of the portfolio was rated below A or unrated on December 31, 2021 and 2020, respectively. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. agencies, that exceeded 10% of shareholders’ equity at December 31, 2021.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $122,574,000 at December 31, 2021 and $111,694,000 at December 31, 2020.

The Company realized $84,000 of gross investment security gains in 2021, sold no investment securities during 2020, and realized $118,000 of gross investment security gains in 2019. On a net basis, the realized gain for 2021 was $66,000 after factoring in tax expense of $18,000 and the realized gain for 2019 was $93,000 after factoring in tax expense of $25,000. Proceeds from sales of investment securities available for sale were $960,000 for 2021 and $3.4 million for 2019.

The Company’s consolidated investment securities portfolio had an effective duration of approximately 3.46 years. The weighted average expected maturity for available for sale securities at December 31, 2021 for U.S. agency, U.S. agency mortgage-backed, corporate bond, and municipal securities was 8.50, 5.29, 4.83, and 4.63 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2021 for U.S. agency, U.S. agency mortgage-backed, corporate bond/other securities, and municipal securities was 8.40, 5.33, 4.19, and 6.05 years, respectively. The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values as of December 31, 2021.

Investment securities available for sale:

	AT DECEMBER 31, 2021
					TOTAL
				U.S. AGENCY	INVESTMENT
				MORTGAGE-	SECURITIES
			CORPORATE	BACKED	AVAILABLE
	U. S. AGENCY	MUNICIPAL	BONDS	SECURITIES	FOR SALE

	(IN THOUSANDS)
COST BASIS
Within 1 year	$—	$700	$3,002	$22	$3,724
After 1 year but within 5 years	—	11,099	22,648	2,034	35,781
After 5 years but within 10 years	5,497	8,267	27,543	6,657	47,964
Over 10 years	1,874	—	650	71,423	73,947
Total	$7,371	$20,066	$53,843	$80,136	$161,416
FAIR VALUE
Within 1 year	$—	$708	$3,014	$23	$3,745
After 1 year but within 5 years	—	11,647	22,797	2,133	36,577
After 5 years but within 10 years	5,438	8,537	28,250	6,910	49,135
Over 10 years	1,949	—	664	71,101	73,714
Total	$7,387	$20,892	$54,725	$80,167	$163,171

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities held to maturity:

	AT DECEMBER 31, 2021
					TOTAL
				U.S. AGENCY	INVESTMENT
			CORPORATE	MORTGAGE-	SECURITIES
			BONDS AND	BACKED	HELD TO
	U.S. AGENCY	MUNICIPAL	OTHER	SECURITIES	MATURITY

	(IN THOUSANDS)
COST BASIS
Within 1 year	$—	$200	$—	$—	$200
After 1 year but within 5 years	—	5,130	6,021	1,037	12,188
After 5 years but within 10 years	2,500	21,287	500	457	24,744
Over 10 years	—	6,571	986	9,062	16,619
Total	$2,500	$33,188	$7,507	$10,556	$53,751
FAIR VALUE
Within 1 year	$—	$205	$—	$—	$205
After 1 year but within 5 years	—	5,431	6,078	1,064	12,573
After 5 years but within 10 years	2,489	22,540	500	485	26,014
Over 10 years	—	6,643	986	9,095	16,724
Total	$2,489	$34,819	$7,564	$10,644	$55,516

The following table presents information concerning investments with unrealized losses as of December 31, 2021 (in thousands):

Total investment securities:

	DECEMBER 31, 2021
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$7,419	$(81)	$—	$—	$7,419	$(81)
U.S. Agency mortgage-backed securities	45,422	(972)	6,691	(314)	52,113	(1,286)
Municipal	7,832	(128)	—	—	7,832	(128)
Corporate bonds and other securities	14,558	(92)	2,439	(61)	16,997	(153)
Total	$75,231	$(1,273)	$9,130	$(375)	$84,361	$(1,648)

The following table presents information concerning investments with unrealized losses as of December 31, 2020 (in thousands):

Total investment securities:

	DECEMBER 31, 2020
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency mortgage-backed securities	$6,394	$(17)	$123	$(1)	$6,517	$(18)
Municipal	—	—	751	(49)	751	(49)
Corporate bonds and other securities	13,083	(162)	7,929	(71)	21,012	(233)
Total	$19,477	$(179)	$8,803	$(121)	$28,280	$(300)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 89 positions that are considered temporarily impaired at December 31, 2021. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

The interest rate environment and market yields can also have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of December 31, 2021, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 101.0% of the par value.

As of December 31, 2021 and 2020, the Company reported $526,000 and $443,000, respectively, of equity securities within other assets on the Consolidated Balance Sheets. These equity securities are held within a nonqualified deferred compensation plan in which a select group of executives of the Company can participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan and held within a rabbi trust. The assets of the rabbi trust are invested in various publicly listed mutual funds. The gain or loss on the equity securities (both realized and unrealized) is reported within other income on the Consolidated Statements of Operations. The realized gain on equity securities was $36,000 and $2,000 during 2021 and 2020, respectively. The unrealized gain was $7,000 and $3,000 in 2021 and 2020, respectively. Additionally, the Company has recognized a deferred compensation liability, which is equal to the balance of the equity securities and is reported within other liabilities on the Consolidated Balance Sheets.

6. LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2021	2020

	(IN THOUSANDS)
Commercial:
Commercial and industrial	$134,182	$151,162
Paycheck Protection Program (PPP)	17,311	58,344
Commercial loans secured by owner occupied real estate (1)	99,644	95,486
Commercial loans secured by non-owner occupied real estate (1)	430,825	400,751
Real estate − residential mortgage (1)	287,996	249,989
Consumer	15,096	16,363
Loans, net of unearned income	$985,054	$972,095
(1)	Real estate construction loans constituted 5.6% and 7.0% of the Company’s total loans, net of unearned income as of December 31, 2021 and 2020, respectively.

Loan balances at December 31, 2021 and 2020 are net of unearned income of $826,000 and $1,202,000, respectively. The unearned income balance at December 31, 2021 includes $386,000 of unrecognized fee income from PPP loan originations compared to $755,000 at December 31, 2020. Real estate construction loans comprised 5.6% and 7.0% of total loans net of unearned income at December 31, 2021 and 2020, respectively. The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct loan exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2021 and 2020, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 250-mile radius of the Johnstown market.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $601,000 and $615,000 at December 31, 2021 and 2020, respectively.

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

The following table provides information regarding our potential COVID-19 risk concentrations for commercial and commercial real estate loans by industry type at December 31, 2021 and 2020 (in thousands).

	DECEMBER 31, 2021
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,246	$—	$96	$8,565	$9,907
Multifamily/apartments/student housing	—	—	245	73,912	74,157
Office	37,386	203	8,644	28,500	74,733
Retail	7,253	444	20,439	148,668	176,804
Industrial/manufacturing/warehouse	74,508	5,940	21,468	44,316	146,232
Hotels	154	1,764	—	42,425	44,343
Eating and drinking places	484	6,591	4,537	1,752	13,364
Personal care	1,197	173	—	4,315	5,685
Amusement and recreation	92	53	5,402	12	5,559
Mixed use	—	—	4,031	62,088	66,119
Other	11,862	2,143	34,782	16,272	65,059
Total	$134,182	$17,311	$99,644	$430,825	$681,962

	DECEMBER 31, 2020
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,450	$—	$105	$6,139	$7,694
Multifamily/apartments/student housing	—	—	469	66,879	67,348
Office	33,525	6,872	10,095	37,164	87,656
Retail	8,080	1,542	21,180	124,325	155,127
Industrial/manufacturing/warehouse	87,021	26,222	18,255	38,814	170,312
Hotels	329	837	—	41,779	42,945
Eating and drinking places	769	13,479	4,390	1,925	20,563
Personal care	4,118	621	—	9,356	14,095
Amusement and recreation	190	46	3,307	38	3,581
Mixed use	—	—	2,411	65,585	67,996
Other	15,680	8,725	35,274	8,747	68,426
Total	$151,162	$58,344	$95,486	$400,751	$705,743

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, PPP allows certain eligible borrowers that previously received a PPP loan to apply for a second draw loan with the same general terms described above. The maximum loan amount of a second draw PPP loan is 2.5 times, or 3.5 times for borrowers within the hospitality industry, the average monthly 2019 or 2020 payroll costs up to $2.0 million. Eligibility for a second draw PPP loan is based on the following criteria: (a) borrower previously received a first draw PPP loan and used the full amount for only authorized expenditures; (b) borrower has 300 or less employees; and (c) borrower can demonstrate at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020. The PPP loan program expired on May 31, 2021 for originating new loans.

As of December 31, 2021, the Company had 114 PPP loans outstanding totaling $17.3 million and has recorded a total of $2.3 million of processing fee income and interest income from PPP lending activity. Also, there is approximately $386,000 of PPP processing fees that will be amortized into income over the time period that the loans remain on our balancec sheet or until the PPP loan is forgiven at which time the remaining fee will be recognized immediately as income. As of December 31, 2020, the Company had 364 PPP loans outstanding totaling $58.3 million and has recorded a total of $1.9 million of processing fee income and interest income from PPP lending activity.

7. ALLOWANCE FOR LOAN LOSSES

The following table summarizes the rollforward of the allowance for loan losses by portfolio segment (in thousands).

	BALANCE AT	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2020	OFFS	RECOVERIES	(CREDIT)	DECEMBER 31, 2021

Commercial	$3,472	$(146)	$89	$(344)	$3,071
Commercial loans secured by non-owner occupied real estate	5,373	—	51	968	6,392
Real estate − residential mortgage	1,292	(17)	49	266	1,590
Consumer	115	(131)	58	71	113
Allocation for general risk	1,093	—	—	139	1,232
Total	$11,345	$(294)	$247	$1,100	$12,398

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	BALANCE AT	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2019	OFFS	RECOVERIES	(CREDIT)	DECEMBER 31, 2020
Commercial	$3,951	$(111)	$4	$(372)	$3,472
Commercial loans secured by non-owner occupied real estate	3,119	—	44	2,210	5,373
Real estate − residential mortgage	1,159	(233)	62	304	1,292
Consumer	126	(143)	68	64	115
Allocation for general risk	924	—	—	169	1,093
Total	$9,279	$(487)	$178	$2,375	$11,345

	BALANCE AT	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2018	OFFS	RECOVERIES	(CREDIT)	DECEMBER 31, 2019
Commercial	$3,057	$(9)	$22	$881	$3,951
Commercial loans secured by non-owner occupied real estate	3,389	(63)	48	(255)	3,119
Real estate − residential mortgage	1,235	(98)	118	(96)	1,159
Consumer	127	(262)	52	209	126
Allocation for general risk	863	—	—	61	924
Total	$8,671	$(432)	$240	$800	$9,279

The $344,000 allowance for loan losses credit recorded during the year ended December 31, 2021 within the commercial portfolio was attributable to lower criticized commercial and industrial loans outstanding resulting from upgrades of certain credits originally impacted by the pandemic, as well as lower historical loss rates. While a $968,000 allowance for loan losses provision was recorded for the non-owner occupied commercial real estate portfolio which stemmed from overall portfolio growth as well as elevated classified commercial real estate balances.

For the year ended December 31, 2020, a $372,000 allowance for loan losses credit was recognized for the commercial portfolio due to portfolio contraction, reduced classified asset levels, and lower historical loss factors. In addition, a $2.2 million allowance for loan losses provision was recorded for the non-owner occupied commercial real estate portfolio which resulted from overall portfolio growth coupled with escalated criticized asset levels driven primarily by pandemic related downgrades.

The $881,000 allowance for loan losses provision recorded during the year ended December 31, 2019 within the commercial portfolio was due to two sizable downgrades that occurred during the year. Additionally, a $255,000 allowance for loan losses credit was recorded for the non-owner occupied commercial real estate portfolio as, despite portfolio growth, criticized and classified asset levels were reduced.

The following tables summarize the loan portfolio and allowance for loan losses by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2021
		COMMERCIAL LOANS
		SECURED BY NON-	REAL ESTATE −
		OWNER OCCUPIED	RESIDENTIAL
Loans:	COMMERCIAL	REAL ESTATE	MORTGAGE	CONSUMER	TOTAL

	(IN THOUSANDS)
Individually evaluated for impairment	$2,165	$5	$—	$—	$2,170
Collectively evaluated for impairment	248,972	430,820	287,996	15,096	982,884
Total loans	$251,137	$430,825	$287,996	$15,096	$985,054

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AT DECEMBER 31, 2021
		COMMERCIAL LOANS			ALLOCATION
		SECURED BY NON-	REAL ESTATE −		FOR
Allowance		OWNER OCCUPIED	RESIDENTIAL		GENERAL
for loan losses:	COMMERCIAL	REAL ESTATE	MORTGAGE	CONSUMER	RISK	TOTAL

	(IN THOUSANDS)
Specific reserve allocation	$628	$5	$—	$—	$—	$633
General reserve allocation	2,443	6,387	1,590	113	1,232	11,765
Total allowance for loan losses	$3,071	$6,392	$1,590	$113	$1,232	$12,398

	AT DECEMBER 31, 2020
		COMMERCIAL LOANS
		SECURED BY NON-	REAL ESTATE −
		OWNER OCCUPIED	RESIDENTIAL
Loans:	COMMERCIAL	REAL ESTATE	MORTGAGE	CONSUMER	TOTAL

	(IN THOUSANDS)
Individually evaluated for impairment	$847	$8	$—	$—	$855
Collectively evaluated for impairment	304,145	400,743	249,989	16,363	971,240
Total loans	$304,992	$400,751	$249,989	$16,363	$972,095

	AT DECEMBER 31, 2020
		COMMERCIAL LOANS			ALLOCATION
		SECURED BY NON-	REAL ESTATE −		FOR
Allowance		OWNER OCCUPIED	RESIDENTIAL		GENERAL
for loan losses:	COMMERCIAL	REAL ESTATE	MORTGAGE	CONSUMER	RISK	TOTAL

	(IN THOUSANDS)
Specific reserve allocation	$96	$8	$—	$—	$—	$104
General reserve allocation	3,376	5,365	1,292	115	1,093	11,241
Total allowance for loan losses	$3,472	$5,373	$1,292	$115	$1,093	$11,345

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	AT DECEMBER 31, 2021
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$2,165	$628	$—	$2,165	$2,260
Commercial loans secured by non-owner occupied real estate	5	5	—	5	27
Total impaired loans	$2,170	$633	$—	$2,170	$2,287

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AT DECEMBER 31, 2020
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$847	$96	$—	$847	$850
Commercial loans secured by non-owner occupied real estate	8	8	—	8	30
Total impaired loans	$855	$104	$—	$855	$880

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS)
Average impaired balance:
Commercial	$2,301	$839	$597
Commercial loans secured by non-owner occupied real estate	7	8	10
Average investment in impaired loans	$2,308	$847	$607
Interest income recognized:
Commercial	$15	$38	$30
Commercial loans secured by non-owner occupied real estate	—	—	—
Interest income recognized on a cash basis on impaired loans	$15	$38	$30

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2021 required review of a minimum of 36% of the commercial loan portfolio.

In addition to loan monitoring by the account officer and Loan Review Department, the Company also requires presentation of all credits rated Pass-6 with aggregate balances greater than $2,000,000, all credits rated Special Mention

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	AT DECEMBER 31, 2021
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$125,079	$6,722	$738	$1,643	$134,182
Paycheck Protection Program (PPP)	17,311	—	—	—	17,311
Commercial loans secured by owner occupied real estate	98,271	297	1,076	—	99,644
Commercial loans secured by non-owner occupied real estate	399,104	19,322	12,394	5	430,825
Total	$639,765	$26,341	$14,208	$1,648	$681,962

	AT DECEMBER 31, 2020
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$134,186	$13,722	$3,254	$—	$151,162
Paycheck Protection Program (PPP)	58,344	—	—	—	58,344
Commercial loans secured by owner occupied real estate	92,189	2,154	1,143	—	95,486
Commercial loans secured by non-owner occupied real estate	371,815	23,980	4,948	8	400,751
Total	$656,534	$39,856	$9,345	$8	$705,743

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

	AT DECEMBER 31, 2021
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$286,843	$1,153	$287,996
Consumer	15,096	—	15,096
Total	$301,939	$1,153	$303,092

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	AT DECEMBER 31, 2021
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$133,918	$14	$250	$—	$264	$134,182	$—
Paycheck Protection Program (PPP)	17,311	—	—	—	—	17,311	—
Commercial loans secured by owner occupied real estate	99,454	—	190	—	190	99,644	—
Commercial loans secured by non-owner occupied real estate	428,790	2,035	—	—	2,035	430,825	—
Real estate – residential mortgage	283,178	2,449	1,240	1,129	4,818	287,996	—
Consumer	14,938	151	7	—	158	15,096	—
Total	$977,589	$4,649	$1,687	$1,129	$7,465	$985,054	$—

	AT DECEMBER 31, 2020
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$148,023	$536	$2,603	$—	$3,139	$151,162	$—
Paycheck Protection Program (PPP)	58,344	—	—	—	—	58,344	—
Commercial loans secured by owner occupied real estate	95,486	—	—	—	—	95,486	—
Commercial loans secured by non-owner occupied real estate	399,850	230	671	—	901	400,751	—
Real estate – residential mortgage	246,279	776	1,178	1,756	3,710	249,989	—
Consumer	16,274	82	—	7	89	16,363	—
Total	$964,256	$1,624	$4,452	$1,763	$7,839	$972,095	$—

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8. NON-PERFORMING ASSETS INCLUDING TROUBLED DEBT RESTRUCTURINGS

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments, (iii) performing loans classified as TDR and (iv) OREO (real estate acquired through foreclosure and in-substance foreclosures) and repossessed assets.

The following table presents information concerning non-performing assets including TDR:

	AT DECEMBER 31,
	2021	2020

	(IN THOUSANDS, EXCEPT
	PERCENTAGES)
Non-accrual loans:
Commercial and industrial	$2,165	$16
Commercial loans secured by non-owner occupied real estate	5	8
Real estate – residential mortgage	1,153	2,469
Consumer	—	7
Total	3,323	2,500

TDR’s not in non-accrual:
Commercial and industrial	—	831
Total	—	831
Total non-performing assets including TDR	$3,323	$3,331
Total non-performing assets as a percent of loans, net of unearned income, other real estate owned and repossessed assets	0.34%	0.34%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Any loan modification where the loan currently maintains a criticized or classified risk rating, i.e. Special Mention, Substandard or Doubtful, or where the loan will be assigned a criticized or classified rating after the modification is evaluated to determine the need for TDR classification. The specific ALL reserve for loans modified as TDR’s was $132,000 and $103,000 as of December 31, 2021 and 2020, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the loan modified as a TDR during the year ended December 31, 2021 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$477	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate

The following table details the loans modified in TDRs during the year ended December 31, 2020 (dollars in thousands).

Loans in accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$750	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate
Commercial and industrial	1	47	Extension of maturity date with a below market interest rate

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

There were no loans that were modified as TDR’s in the previous 12 months and defaulted during the reporting periods ending December 31, 2021, 2020 or 2019, respectively

All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. OREO and repossessed assets are recorded at the lower of (1) fair value minus estimated costs to sell or (2) carrying cost.

Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in other assets on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, there were no residential real estate foreclosed assets included in other assets. As of December 31, 2021, the Company had initiated formal foreclosure procedures on $116,000 of consumer residential mortgages.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In response to the COVID-19 pandemic, the Company remains committed to prudently working with and supporting our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. The following table presents information comparing loans which were subject to a loan modification related to COVID-19, as of December 31, 2021 and 2020. Note that the percentage of outstanding loans presented below was calculated based on loan totals excluding PPP loans. Management believes that this method more accurately reflects the concentration of COVID-19 related modifications within the loan portfolio.

	At December 31, 2021		At December 31, 2020
		% of Outstanding		% of Outstanding
	Balance	Non-PPP Loans	Balance	Non-PPP Loans
	(in thousands)		(in thousands)
CRE/Commercial	$7,488	1.1%	$47,037	7.0%
Home Equity/Consumer	57	0.1	83	0.1
Residential Mortgage	203	0.1	1,943	1.3
Total	$7,748	0.8	$49,063	5.3

The balance of loan modifications related to COVID-19 at December 31, 2021 represents a decrease of $41.3 million, or 84.2%, from the balance of loans modified for COVID-19 at December 31, 2020. In addition, this current level of borrowers requesting payment deferrals is down sharply from its peak level of approximately $200 million that occurred at June 30, 2020. As a result of these loan modifications, the Company has recorded $541,000 of accrued interest income that has not been received as of December 31, 2021.

Borrower requested modifications primarily consist of the deferral of principal and/or interest payments for a period of three to six months. The following table presents the composition of the types of payment relief that have been granted.

	At December 31, 2021		At December 31, 2020
	Number of Loans	Balance	Number of Loans	Balance
		(in thousands)		(in thousands)
Type of Payment Relief
Interest only payments	6	$3,768	11	$26,900
Complete payment deferrals	5	3,980	59	22,163
Total	11	$7,748	70	$49,063

Management continues to carefully monitor asset quality with a particular focus on customers that have requested payment deferrals during this difficult economic time. Deferral extension requests are considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt as well as issued regulatory guidance. At December 31, 2021, the COVID-19 related modifications within the commercial real estate and commercial loan portfolios are to five borrowers primarily in the hospitality and personal care industries, with loans totaling approximately $7.5 million. In order to properly monitor the increased credit risk associated with the modified loans, the Asset Quality Task Force is meeting at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2021	2020

	(IN THOUSANDS)
Land	$1,225	$1,198
Premises	28,944	28,070
Furniture and equipment	8,908	8,502
Leasehold improvements	1,174	1,174
Total at cost	40,251	38,944
Less: Accumulated depreciation and amortization	26,169	24,608
Premises and equipment, net	$14,082	$14,336

The Company recorded depreciation and amortization expense of $1.7 million for 2021, $1.6 million for 2020, and $1.5 million for 2019.

The Company utilizes a contract cleaner to provide janitorial services for several office locations. The contract cleaner is owned by a Director of the Company. The amount paid to this related party totaled $241,000, $232,000, and $218,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The following table presents the lease cost associated with both operating and financing leases for the years ended December 31, 2021, 2020, and 2019.

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS)
Lease cost
Financing lease cost:
Amortization of right-of-use asset	$272	$271	$258
Interest expense	106	112	117
Operating lease cost	116	116	117
Total lease cost	$494	$499	$492

The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2021 and 2020.

	AT DECEMBER 31,
	2021		2020
	OPERATING	FINANCING	OPERATING	FINANCING
Weighted-average remaining term (years)	11.0	15.5	11.4	16.0
Weighted-average discount rate	3.53%	3.56%	3.49%	3.52%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the undiscounted cash flows due related to operating and financing leases as of December 31, 2021 and 2020, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.

DECEMBER 31, 2021
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due in:
2022	$98	$320
2023	69	309
2024	69	249
2025	69	248
2026	69	181
Thereafter	452	2,578
Total undiscounted cash flows	826	3,885
Discount on cash flows	(144)	(986)
Total lease liabilities	$682	$2,899

DECEMBER 31, 2020
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due in:
2021	$120	$316
2022	98	320
2023	69	309
2024	69	249
2025	69	248
Thereafter	520	2,760
Total undiscounted cash flows	945	4,202
Discount on cash flows	(169)	(1,093)
Total lease liabilities	$776	$3,109

The Company leases approximately 1,049 square feet of office space within its headquarters building to a Director of the Company. The amount paid by this related party totaled $13,000 for the years ended December 31, 2021, 2020, and 2019 and is reported in net occupancy expense on the Consolidated Statements of Operations.

11. DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2021	2020

	(IN THOUSANDS)
Demand:
Non-interest bearing	$211,106	$177,533
Interest bearing	235,582	200,969
Savings	133,163	112,353
Money market	267,202	219,919
Certificates of deposit	292,325	344,146
Total deposits	$1,139,378	$1,054,920

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the balance of certificates of deposit as of December 31, 2021 maturing in the periods presented:

CERTIFICATES OF
YEAR:	DEPOSIT
(IN THOUSANDS)
2022	$182,694
2023	55,286
2024	19,827
2025	13,542
2026	8,330
2027 and after	12,646
Total	$292,325

The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at December 31, 2021 and 2020 are $66.7 million and $81.7 million, respectively.

The amount of related party deposits totaled $2,177,000 and $938,000 at December 31, 2021 and 2020, respectively

12. SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2021
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS

	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$—
Maximum balance at any month end	—	4,077
Average balance during year	—	389
Average rate paid for the year	—%	0.37%
Interest rate on year-end balance	—	0.28

	AT DECEMBER 31, 2020
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS

	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$24,702
Maximum balance at any month end	2,000	41,632
Average balance during year	18	4,929
Average rate paid for the year	0.87%	0.58%
Interest rate on year-end balance	—	0.41

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

13. ADVANCES FROM FEDERAL HOME LOAN BANK, GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES AND SUBORDINATED DEBT

Advances from the FHLB consist of the following:

	AT DECEMBER 31, 2021
	WEIGHTED
	AVERAGE YIELD	BALANCE

MATURING	(IN THOUSANDS, EXCEPT RATES)
2022	1.88%	$22,888
2023	1.59	15,568
2024	1.19	4,197
Total advances from FHLB	1.71	$42,653

	AT DECEMBER 31, 2020
	WEIGHTED
	AVERAGE YIELD	BALANCE

MATURING	(IN THOUSANDS, EXCEPT RATES)
2021	1.00%	$24,336
2022	2.03	20,888
2023	1.59	15,568
2024	1.19	4,197
Total advances from FHLB	1.48	$64,989

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate and certain types of commercial and commercial real estate loans. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rates on the advances are fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage, commercial real estate, and commercial and industrial loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2021, the Company had immediately available $365 million of overnight borrowing capability at the FHLB, $32 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks.

Guaranteed Junior Subordinated Deferrable Interest Debentures:

On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% trust preferred securities, which represented undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The trust preferred securities would have matured on June 30, 2028, and were callable at par at the option of the

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in junior subordinated debentures issued by the Company. The trust preferred securities were listed on NASDAQ under the symbol ASRVP. The Company used $22.5 million of proceeds from a private placement of common stock to redeem trust preferred securities in 2005 and 2004. In addition, the Company used approximately $12 million of proceeds from a private placement of subordinated notes to retire the remaining outstanding trust preferred securities on September 30, 2021.

Subordinated Debt:

On December 29, 2015, the Company completed a private placement of $7.65 million in aggregate principal amount of fixed rate subordinated notes to certain accredited investors. The subordinated notes would have matured December 31, 2025 and had a 6.50% fixed interest rate for the entire term. This subordinated debt had been structured to qualify as tier 2 capital under the Federal Reserve’s capital guidelines and was non-callable for five years. The Company used the proceeds from this private placement and other cash on hand to redeem all $21 million of its issued and outstanding SBLF preferred stock on January 27, 2016. The Company used approximately $7.7 million of proceeds from a private placement of subordinated notes to retire this subordinated debt on September 30, 2021.

On August 26, 2021, the Company completed a private placement of $27 million in fixed-to-floating rate subordinated notes to certain accredited investors. The notes mature September 1, 2031 and are non-callable for five years. The notes have a fixed annual interest rate of 3.75%, payable until September 1, 2026. From and including September 1, 2026, the interest rate will reset quarterly to the then-current three-month Secured Overnight Financing Rate (SOFR) plus 3.11%. This subordinated debt has been structured to qualify as tier 2 capital under the Federal Reserve’s capital guidelines. As previously disclosed, the Company used approximately $20 million of the net proceeds to retire its existing subordinated debt and trust preferred securities on September 30, 2021. The remainder of the proceeds are being utilized for general corporate purposes, including the downstream of $3.5 million as capital to the bank. The net balance of subordinated debt as of December 31, 2021 was $26.6 million. This compares to the net balance of guaranteed junior subordinated deferrable interest debentures (trust preferred securities) of $13.0 million and subordinated debt of $7.5 million as of December 31, 2020.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of December 31, 2021 and 2020, by level within the fair value hierarchy (in thousands).

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2021 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$526	$526	$—	$—
Available for sale securities:
U.S. Agency	7,387	—	7,387	—
U.S. Agency mortgage-backed securities	80,167	—	80,167	—
Municipal	20,892	—	20,892	—
Corporate bonds	54,725	—	54,725	—
Interest rate swap asset (1)	1,226	—	1,226	—
Interest rate swap liability (2)	(1,226)	—	(1,226)	—
Risk participation agreement (2)	—	—	—	—

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2020 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$443	$443	$—	$—
Available for sale securities:
U.S. Agency	3,152	—	3,152	—
U.S. Agency mortgage-backed securities	67,913	—	67,913	—
Municipal	20,348	—	20,348	—
Corporate bonds	52,752	—	52,752	—
Interest rate swap asset (1)	3,320	—	3,320	—
Interest rate swap liability (2)	(3,320)	—	(3,320)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At December 31, 2021, impaired loans evaluated using the collateral method with a carrying value of $5,000 were reduced by a specific valuation allowance totaling $5,000 resulting in a net fair value of zero. At December 31, 2020, impaired loans with a carrying value of $266,000 were reduced by a specific valuation allowance totaling $8,000 resulting in a net fair value of $258,000.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2021 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$—	$—	$—	$—

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2020 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$258	$—	$—	$258

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2021	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$—	Appraisal of	Appraisal	100% (100%)
		collateral (1)	adjustments(2)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2020	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$258	Appraisal of	Appraisal	0% to 100% (3%)
		collateral (1)	adjustments(2)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values based on US GAAP measurements and recorded carrying values at December 31, 2021 and 2020, for the remaining financial instruments not required to be measured or reported at fair value were as follows:

	AT DECEMBER 31, 2021
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$53,751	$55,516	$—	$52,523	$2,993
Loans held for sale	983	1,022	1,022	—	—
Loans, net of allowance for loan loss and unearned income	972,656	969,681	—	—	969,681
FINANCIAL LIABILITIES:
Deposits with stated maturities	292,325	294,280	—	—	294,280
All other borrowings (1)	69,256	69,506	—	—	69,506

	AT DECEMBER 31, 2020
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$44,222	$47,106	$—	$44,108	$2,998
Loans held for sale	6,250	6,428	6,428	—	—
Loans, net of allowance for loan loss and unearned income	960,750	969,433	—	—	969,433
FINANCIAL LIABILITIES:
Deposits with stated maturities	344,146	347,927	—	—	347,927
All other borrowings(1)	85,493	90,907	—	—	90,907
(1)	All other borrowings include advances from Federal Home Loan Bank, guaranteed junior subordinated deferrable interest debentures, and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

16. INCOME TAXES

The expense for income taxes is summarized below and includes both federal and applicable state corporate income taxes:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS)
Current	$973	$(400)	$1,393
Deferred	729	1,614	179
Income tax expense	$1,702	$1,214	$1,572

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2021		2020		2019
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense based on federal statutory rate	$1,843	21.0%	$1,221	21.0%	$1,596	21.0%
Tax exempt income	(253)	(2.9)	(188)	(3.2)	(131)	(1.4)
Other	112	1.3	181	3.1	107	1.1
Total expense for income taxes	$1,702	19.4%	$1,214	20.9%	$1,572	20.7%

The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2021	2020

	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$2,604	$2,382
Unfunded commitment reserve	208	183
Premises and equipment	743	686
Lease liabilities	752	816
Other	175	149
Total tax assets	4,482	4,216
DEFERRED TAX LIABILITIES:
Investment accretion	(51)	(88)
Unrealized investment security gains	(369)	(941)
Lease right-of-use assets	(704)	(780)
Accrued pension obligation	(4,098)	(646)
Other	(194)	(189)
Total tax liabilities	(5,416)	(2,644)
Net deferred tax asset (liability)	$(934)	$1,572

At December 31, 2021 and 2020, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize these assets.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. EMPLOYEE BENEFIT PLANS

PENSION PLAN:

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Effective January 1, 2013, the Company implemented a soft freeze of its defined benefit pension plan for non-union employees. A soft freeze means that all existing employees as of December 31, 2012 will remain in the defined benefit pension plan but any new non-union employees hired after January 1, 2013 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401(k) program. The Company implemented a similar soft freeze of its defined benefit pension plan for union employees effective January 1, 2014. The Company executed these changes to help reduce its pension costs in future years. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of the Company’s common stock valued at $1.8 million and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31.

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2021	2020

	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$54,861	$49,561
Service cost	1,708	1,676
Interest cost	894	1,281
Actuarial loss	273	6,085
Settlements	(6,516)	—
Benefits paid	(933)	(3,742)
Benefit obligation at end of year	50,287	54,861
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	58,447	44,831
Actual return on plan assets	11,434	8,358
Employer contributions	8,000	9,000
Settlements	(6,516)	—
Benefits paid	(933)	(3,742)
Fair value of plan assets at end of year	70,432	58,447
Funded status of the plan	$20,145	$3,586

	YEAR ENDED DECEMBER 31,
	2021	2020

	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$9,319	$20,628
Total	$9,319	$20,628

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEAR ENDED DECEMBER 31,
	2021	2020

	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$46,319	$50,435

The weighted-average assumptions used to determine benefit obligations at December 31, 2021 and 2020 were as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	2.80%	2.47%
Salary scale	2.50	2.50

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,708	$1,676	$1,470
Interest cost	894	1,281	1,569
Expected return on plan assets	(4,008)	(3,241)	(3,025)
Amortization of net loss	2,421	2,453	1,649
Settlement charge	1,736	—	—
Net periodic pension cost	$2,751	$2,169	$1,663

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The Company recognized a $1.7 million settlement charge in connection with its definded benefit pension plan in 2021. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceed a threshold of expected annual service and interest costs in the current year. In 2021, all but one employee that retired elected to take a lump sum distribution as opposed to collecting future monthly annuity payments since the value of the lump sums was elevated due to historically low interest rates. It is important to note that since the retired employees have chosen to take the lump sum payments, these individuals are no longer included in the pension plan. Therefore, we anticipate that the Company’s normal annual pension expense should be lower in the future.

The accrued pension liability, which had a positive (debit) balance of $19.5 million and $3.0 million, was reclassified to other assets on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. The

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance of the accrued pension liability became a positive value as a result of the Company’s contributions to the plan during the year and the revaluation of the obligation due to the recognition of the settlement charge in 2021.

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS
Net (gain) loss	$(7,153)	$968	$5,300
Recognized loss	(4,157)	(2,453)	(1,649)
Total recognized in other comprehensive loss before tax effect	$(11,310)	$(1,485)	$3,651
Total recognized in net benefit cost and other comprehensive loss before tax effect	$(8,559)	$684	$5,314

For the year ended December 31, 2021, actuarial gains in the projected benefit obligation were primarily the result of the increase in discount rate. Other sources of gain/loss such as plan experience, updated census data and minor adjustments to actuarial assumptions, including updates to lump sum interest rates, lump sum mortality tables, and mortality improvement scales, generated a combined loss of less than 4% of expected year end obligations.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	2.48%	3.20%	4.28%
Expected return on plan assets	7.00	7.00	7.50
Rate of compensation increase	2.50	2.50	2.50

The Company has assumed a 7.00% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 20 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 60% of plan assets.

PLAN ASSETS:

The plan’s measurement date is December 31, 2021. This plan’s asset allocation at December 31, 2021 and 2020, by asset category are as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020
ASSET CATEGORY:
Cash and cash equivalents	0.1%	1.2%
Domestic equities	12.1	10.6
Mutual funds/ETFs	84.1	82.2
International equities	0.3	—
Corporate bonds	3.4	6.0
Total	100.0%	100.0%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major categories of assets in the Company’s pension plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2021	2020

	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$56	$725
Domestic equities	8,488	6,219
Mutual funds/ETFs	59,306	48,009
International equities	199	—
Level 2:
Corporate bonds	2,383	3,494
Total fair value of plan assets	$70,432	$58,447

Cash and cash equivalents may include uninvested cash balances along with money market mutual funds, treasury bills, or other assets normally categorized as cash equivalents. Domestic equities may include common or preferred stocks, covered options, rights or warrants, or American Depository Receipts which are traded on any U.S. equity market. Mutual funds/ETFs may include any equity, fixed income, balanced, international, or global mutual fund or exchange traded fund including any propriety fund managed by the Trust Company. Agencies may include any U.S. government agency security or asset-backed security. Collective investment funds may include equity, fixed income, or balanced collective investment funds managed by West Chester Capital Advisors. Corporate bonds may include any corporate bond or note.

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2021, 2.6% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

The Company presently expects that the contribution to be made to the plan in 2022 will approximate $5.0 million. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid.

ESTIMATED FUTURE
YEAR:	BENEFIT PAYMENTS
(IN THOUSANDS)
2022	$4,608
2023	4,302
2024	4,456
2025	3,944
2026	3,923
Years 2027-2031	12,088

401(k) PLAN:

The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 2% of contribution up to a maximum of 1%. The Company also contributes 4% of salaries for union members who are in the plan. Effective January 1, 2013, any new non-union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match one half on the first 6% of contribution up to a maximum of 3%. Effective January 1, 2014, any new union employees receive a 4% non-elective contribution and these employees may elect to make voluntary, pretax contributions to their accounts which the Company will match dollar for dollar up to a maximum of 4%. Contributions by the Company charged to operations were $704,000, $653,000 and $604,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The fair value of plan assets includes $434,000 pertaining to the value of the Company’s common stock that was held by the plan at December 31, 2021.

DEFERRED COMPENSATION PLAN:

The Company maintains a nonqualified deferred compensation plan in which a select group of executives are permitted to participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan. The Company has established a rabbi trust to provide funding for the benefits payable under our deferred compensation plan. As of December 31, 2021 and 2020, the Company reported a deferred compensation liability of $526,000 and $443,000, respectively, within other liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2021 and 2020, the Company recognized $44,000 and $7,000, respectively, of deferred compensation plan expense which is reported within other expense on the Consolidated Statements of Operations. See Note 5 (Investment Securities) for additional disclosures related to the nonqualified deferred compensation plan and assets held within the rabbi trust.

Except for the above described benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2021, the Company had various outstanding commitments to extend credit approximating $216.6 million and standby letters of credit of $13.1 million, compared to commitments to extend credit of $213.9 million and standby letters of credit of $13.3 million at December 31, 2020.

Standby letters of credit had terms ranging from 1 to 5 years with annual extension options available. Standby letters of credit of approximately $8.5 million were secured as of December 31, 2021 and 2020. The carrying amount of the liability for AmeriServ obligations related to unfunded commitments and standby letters of credit was $989,000 at December 31, 2021 and $872,000 at December 31, 2020.

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

19. STOCK COMPENSATION PLANS

The Company uses the modified prospective method for accounting for stock-based compensation and recognized $43,000 of compensation expense for the year 2021, $3,000 in 2020 and $7,000 in 2019.

During 2021, the Company’s Board adopted, and its shareholders approved, the AmeriServ Financial, Inc. 2021 Equity Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 600,000 shares of common stock. This Plan replaced the expired 2011 Stock Incentive Plan. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company and its affiliates, as selected by the compensation committee of the Board. The option price at which a granted stock option may be exercised will not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, options vest over a three-year period and become exercisable in equal installments over the vesting period. At times, options with a one year vesting period may also be issued.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s Equity Incentive Plan at December 31, 2021, 2020, and 2019, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31,
	2021		2020		2019
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE
Outstanding at beginning of year	230,913	$3.14	296,648	$3.02	336,313	$2.91
Granted	160,000	3.84	—	—	7,000	4.19
Exercised	(21,356)	2.68	(38,235)	2.06	(40,917)	2.45
Forfeited	(510)	3.23	(27,500)	3.30	(5,748)	2.44
Outstanding at end of year	369,047	3.47	230,913	3.14	296,648	3.02
Exercisable at end of year	206,713	3.18	224,580	3.11	282,565	2.96
Weighted average fair value of options granted in current year		$1.78		$—		$0.62

A total of 206,713 of the 369,047 options outstanding at December 31, 2021, are exercisable and have exercise prices between $2.75 and $4.22, with a weighted average exercise price of $3.18 and a weighted average remaining contractual life of 2.71 years. The remaining 162,334 options that are not yet exercisable have exercise prices between $3.83 and $4.19, with a weighted average exercise price of $3.84 and a weighted average remaining contractual life of 9.11 years. The fair value of each option grant is estimated on the date of grant using the Binomial or Black-Scholes option pricing model with the following assumptions used for grants in 2021, 2020, and 2019. No stock options were granted during 2020.

	YEAR ENDED DECEMBER 31,
PRICING MODEL ASSUMPTION RANGES	2021	2020	2019
Risk-free interest rate	1.27 - 1.42%	—%	2.65%
Expected lives in years	10	—	10
Expected volatility	40.38 - 45.03%	—%	15.75%
Expected dividend rate	2.60 - 2.61%	—%	1.91%

The intrinsic value of stock options exercised was $27,000, $56,000, and $71,000 in 2021, 2020, and 2019, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the periods ending December 31, 2021, 2020, and 2019 (in thousands):

	YEAR ENDING DECEMBER 31, 2021			YEAR ENDED DECEMBER 31, 2020			YEAR ENDING DECEMBER 31, 2019
	Net			Net			Net
	Unrealized			Unrealized			Unrealized
	Gains and			Gains and			Gains and
	Losses on	Defined		Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$3,539	$(16,737)	$(13,198)	$1,715	$(17,886)	$(16,171)	$(1,409)	$(12,816)	$(14,225)
Other comprehensive income (loss) before reclassifications	(2,087)	5,555	3,468	1,824	(789)	1,035	3,217	(6,373)	(3,156)
Amounts reclassified from accumulated other comprehensive loss	(66)	3,284	3,218	—	1,938	1,938	(93)	1,303	1,210
Net current period other comprehensive income (loss)	(2,153)	8,839	6,686	1,824	1,149	2,973	3,124	(5,070)	(1,946)
Ending balance	$1,386	$(7,898)	$(6,512)	$3,539	$(16,737)	$(13,198)	$1,715	$(17,886)	$(16,171)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the periods ending December 31, 2021, 2020, and 2019 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)

Details about accumulated other	YEAR ENDING	YEAR ENDING	YEAR ENDING	Affected line item in the
comprehensive loss components	DECEMBER 31, 2021	DECEMBER 31, 2020	DECEMBER 31, 2019	statement of operations
Realized gains on sale of securities
	$(84)	$—	$(118)	Net realized gains on investment securities
	18	—	25	Provision for income taxes
	$(66)	$—	$(93)
Amortization of estimated defined benefit pension plan loss(2)
	$4,157	$2,453	$1,649	Other expense
	(873)	(515)	(346)	Provision for income taxes
	$3,284	$1,938	$1,303
Total reclassifications for the period	$3,218	$1,938	$1,210
(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 17 for additional details).

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. INTANGIBLE ASSETS

The Company’s Consolidated Balance Sheets show both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangible). Goodwill has an indefinite life and is not amortized. Instead such intangible is evaluated for impairment at the reporting unit level at least annually. Any resulting impairment would be reflected as a non-interest expense. Of the Company’s goodwill of $13.6 million, $11.2 million is allocated to the community banking segment and $2.4 million relates to the WCCA acquisition which is included in the wealth management segment. The balance of the Company’s goodwill at December 31, 2021 and 2020 was $13.6 million and $11.9 million, respectively. During 2021, the Company recorded $1.7 million of goodwill as a result of the Riverview Bank branch acquisition. See Note 28 for the disclosures related to the branch acquisition.

Other intangible assets, such as core deposit intangible, are assigned useful lives, which are amortized on an accelerated basis over their useful lives. During 2021, the Company recorded a core deposit intangible of $177,000 as a result of the Riverview Bank branch acquisition. As of December 31, 2021, accumulated amortization on the core deposit intangible totaled $19,000. See Note 27 for the disclosures related to the branch acquisition.

As of December 31, 2021, the estimated future amortization expense for the core deposit intangible associated with the Riverview branch acquisition is as follows (in thousands):

2022	$30
2023	27
2024	24
2025	21
2026	17
After five years	39
$158

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

Interest Rate Swap Agreements

To accommodate the needs of our customers and support the Company’s asset/liability positioning, we may enter into interest rate swap agreements with customers and a large financial institution that specializes in these types of transactions. These arrangements involve the exchange of interest payments based on the notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into offsetting fixed rate swaps with this large financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay the large financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. For the years ended December 31, 2021 and 2020, the Company received $191,000 and $196,000, respectively, in fees on the interest rate swap transactions, which are recognized as revenue when received.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These swaps are considered free-standing derivatives and are reported at fair value within other assets and other liabilities on the Consolidated Balance Sheets. Disclosures related to the fair value of the swap transactions can be found in Note 14.

The following table summarizes the interest rate swap transactions that impacted the Company’s 2021 and 2020 performance (in thousands, except percentages).

	DECEMBER 31, 2021
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$67,280	2.59%	Monthly	$(857)
Swap liabilities	N/A	(67,280)	(2.59)	Monthly	857
Net exposure		—	—		—

	DECEMBER 31, 2020
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$46,760	2.91%	Monthly	$(523)
Swap liabilities	N/A	(46,760)	(2.91)	Monthly	523
Net exposure		—	—		—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPA can be found in Note 14. The notional amount of the risk participation agreement outstanding at December 31, 2021 was $2.5 million.

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at December 31, 2021 and 2020. None of the Company’s derivatives are designated as hedging instruments.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The contribution of the major business segments to the Consolidated Statements of Operations were as follows:

	YEAR ENDED DECEMBER 31, 2021
	COMMUNITY	WEALTH	INVESTMENT/
	BANKING	MANAGEMENT	PARENT	TOTAL

	(IN THOUSANDS)
Net interest income (expense)	$45,934	$72	$(6,923)	$39,083
Provision for loan loss	1,100	—	—	1,100
Non-interest income	5,649	11,986	126	17,761
Non-interest expense	35,636	8,349	2,985	46,970
Income (loss) before income taxes	14,847	3,709	(9,782)	8,774
Income tax expense (benefit)	2,797	841	(1,936)	1,702
Net income (loss)	$12,050	$2,868	$(7,846)	$7,072
Total assets	$1,111,856	$10,822	$212,882	$1,335,560

	YEAR ENDED DECEMBER 31, 2020
	COMMUNITY	WEALTH	INVESTMENT/
	BANKING	MANAGEMENT	PARENT	TOTAL

	(IN THOUSANDS)
Net interest income (expense)	$42,862	$55	$(6,550)	$36,367
Provision for loan loss	2,375	—	—	2,375
Non-interest income	6,022	10,212	41	16,275
Non-interest expense	34,136	7,683	2,636	44,455
Income (loss) before income taxes	12,373	2,584	(9,145)	5,812
Income tax expense (benefit)	2,303	598	(1,687)	1,214
Net income (loss)	$10,070	$1,986	$(7,458)	$4,598
Total assets	$1,086,653	$10,471	$185,609	$1,282,733

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEAR ENDED DECEMBER 31, 2019
	COMMUNITY	WEALTH	INVESTMENT/
	BANKING	MANAGEMENT	PARENT	TOTAL

	(IN THOUSANDS)
Net interest income (expense)	$40,865	$81	$(5,504)	$35,442
Provision for loan loss	800	—	—	800
Non-interest income	5,407	9,736	(370)	14,773
Non-interest expense	31,856	7,340	2,619	41,815
Income (loss) before income taxes	13,616	2,477	(8,493)	7,600
Income tax expense (benefit)	2,715	593	(1,736)	1,572
Net income (loss)	$10,901	$1,884	$(6,757)	$6,028
Total assets	$981,787	$10,361	$179,036	$1,171,184

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2021 and 2020 , the Company was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Company must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	AT DECEMBER 31, 2021
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$149,177	14.04%	$133,881	12.66%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	109,292	10.29	120,656	11.41	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	109,292	10.29	120,656	11.41	6.00	8.00
Tier 1 Capital (To Average Assets)	109,292	8.17	120,656	9.12	4.00	5.00

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

*Applies to the Bank only.

It should be noted that, in addition to earnings performance positively impacting regulatory capital, the August 26, 2021 issuance of $27 million in subordinated debt resulted in the total capital ratios at both the Company and the Bank improving to a greater degree than they otherwise would have between years. This improvement is due to the new $27 million subordinated debt issuance being larger than the aggregate $20 million of debt instruments that it replaced. The new $27 million of subordinated debt qualifies as tier 2 capital at the Company and replaced $13.1 million of guaranteed junior subordinated debt, which qualified as tier 1 capital, and $7.65 million of subordinated debt that, similar to the new subordinated debt, qualified as tier 2 capital. As a result, the tier 1 capital ratio decreased at the Company and is now equal to the tier 1 common equity ratio. Since the new subordinated debt issuance was greater than the aggregate total of the debt instruments that it replaced, the Parent Company downstreamed $3.5 million as capital to the Bank. This new capital at the Bank qualifies as tier 1 capital and resulted in further improvement to all of its regulatory capital ratios.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BALANCE SHEETS

	AT DECEMBER 31,
	2021	2020

	(IN THOUSANDS)
ASSETS
Cash	$100	$100
Short-term investments	5,533	1,998
Cash and cash equivalents	5,633	2,098
Investment securities available for sale	3,692	3,789
Equity investment in banking subsidiary	127,874	111,513
Equity investment in non-banking subsidiaries	6,707	7,327
Other assets	866	1,289
TOTAL ASSETS	$144,772	$126,016
LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$—	$12,970
Subordinated debt	26,603	7,534
Other liabilities	1,620	1,113
TOTAL LIABILITIES	28,223	21,617
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	116,549	104,399
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,772	$126,016

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,520	$2,708	$2,556
Dividends from banking subsidiary	2,000	2,000	3,800
Dividends from non-banking subsidiaries	1,550	1,944	1,105
Interest, dividend and other income	115	106	186
TOTAL INCOME	6,185	6,758	7,647
EXPENSE
Interest expense	1,798	1,642	1,642
Salaries and employee benefits	2,871	2,667	2,614
Other expense	1,783	1,749	1,707
TOTAL EXPENSE	6,452	6,058	5,963
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(267)	700	1,684
Benefit for income taxes	(802)	(681)	(676)
Equity in undistributed earnings of subsidiaries	6,537	3,217	3,668
NET INCOME	$7,072	$4,598	$6,028
COMPREHENSIVE INCOME	$13,758	$7,571	$4,082

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$7,072	$4,598	$6,028
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(6,537)	(3,217)	(3,668)
Stock compensation expense	43	3	7
Other – net	1,204	(133)	(526)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,782	1,251	1,841
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(1,008)	(1,254)	—
Proceeds from maturity and sales of investment securities – available for sale	991	1,246	1,085
Capital contribution to banking subsidiary	(3,500)	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,517)	(8)	1,085
FINANCING ACTIVITIES
Redemption of guaranteed junior subordinated deferrable interest debentures	(12,018)	—	—
Subordinated debt issuance, net	26,589	—	—
Redemption of subordinated debt	(7,650)	—	—
Stock options exercised	57	78	99
Purchases of treasury stock	—	(151)	(2,550)
Common stock dividends paid	(1,708)	(1,716)	(1,642)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,270	(1,789)	(4,093)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,535	(546)	(1,167)
CASH AND CASH EQUIVALENTS AT JANUARY 1	2,098	2,644	3,811
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$5,633	$2,098	$2,644

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. The subsidiary Bank had a combined $118,693,000 of restricted surplus and retained earnings at December 31, 2021.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2021 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$11,690	$11,372	$11,838	$11,769
Interest expense	1,392	2,146	1,971	2,077
Net interest income	10,298	9,226	9,867	9,692
Provision for loan losses	250	350	100	400
Net interest income after provision for loan losses	10,048	8,876	9,767	9,292
Non-interest income	4,332	4,416	4,399	4,614
Non-interest expense	12,107	11,520	12,038	11,305
Income before income taxes	2,273	1,772	2,128	2,601
Provision for income taxes	421	341	420	520
Net income	$1,852	$1,431	$1,708	$2,081
Basic earnings per common share	$0.11	$0.08	$0.10	$0.12
Diluted earnings per common share	0.11	0.08	0.10	0.12
Cash dividends declared per common share	0.025	0.025	0.025	0.025

	2020 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$11,640	$11,237	$12,061	$11,944
Interest expense	2,288	2,446	2,588	3,193
Net interest income	9,352	8,791	9,473	8,751
Provision for loan losses	1,075	675	450	175
Net interest income after provision for loan losses	8,277	8,116	9,023	8,576
Non-interest income	4,372	4,304	3,767	3,832
Non-interest expense	11,709	11,107	11,006	10,633
Income before income taxes	940	1,313	1,784	1,775
Provision for income taxes	248	235	365	366
Net income	$692	$1,078	$1,419	$1,409
Basic earnings per common share	$0.04	$0.06	$0.08	$0.08
Diluted earnings per common share	0.04	0.06	0.08	0.08
Cash dividends declared per common share	0.025	0.025	0.025	0.025

27. BRANCH ACQUISITION

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded goodwill and other intangibles associated with the acquisition of the Meyersdale and Somerset branches from Riverview Bank totaling $1.8 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the year ended December 31, 2021. The carrying amount of the goodwill at December 31, 2021 related to the Riverview branch acquisition was $1.7 million.

Identifiable intangible assets are amortized to their estimated residual values over their expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the year ended December 31, 2021, no such adjustments were recorded. The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over a ten-year useful life. The gross carrying amount of the core deposit intangible at December 31, 2021 was $177,000 with $19,000 accumulated amortization as of that date.

The amount of revenue of the acquired business since the acquisition date, and the pro-forma results of operations, are not material to the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AmeriServ Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020; the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $985.1 million as of December 31, 2021, and the associated ALL was $12.4 million. As discussed in Notes 1, 6, and 7 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

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

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data and third-party macroeconomic data and considered the existence of new or contrary information. We also compared the ALL to the base range of historical losses to evaluate the level of reserves, including the reasonableness of qualitative adjustments. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, various internal risk metrics, and asset quality trends.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2007.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 14, 2022

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2021, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2021, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Reserve as safety and soundness laws and regulations.

Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2021.

/s/ JEFFREY A. STOPKO	/s/ MICHAEL D. LYNCH
Jeffrey A. Stopko	Michael D. Lynch
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

Johnstown, PA
March 14, 2022

STATEMENT OF MANAGEMENT RESPONSIBILITY

March 14, 2022

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As of December 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Management Report on Internal Control over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2021 is included in Item 8.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this section relating to Directors of the Registrant is presented in the “Election of ASRV Directors” section of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION

Information required by this section is presented in the “Compensation/Human Resources Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Paid to Executive Officers” sections of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of shares remaining for issuance under the Company’s outstanding equity incentive plans as of December 31, 2021.

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	369,047	$3.47	600,000
Equity compensation plans not approved by security holders	—	—	—
Total	369,047	$3.47	600,000

Information required by this section is presented in the “Principal Shareholders” and “Security Ownership of Directors and Management” sections of the Proxy Statement for the Annual Meeting of Shareholders.

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

PART IV

ITEM 15.   EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2021 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under SEC accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011.	Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011

3.2	Bylaws, as amended and restated effective April 2, 2020.	Exhibit 3.1 to the Current Report on Form 8-K filed on April 6, 2020

10.1	Employment Agreement, dated April 27, 2015, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2015

10.2	AmeriServ Financial, Inc. 2021 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 23, 2021

10.3	AmeriServ Financial, Inc. Deferred Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2014

10.4	Employment Agreement, dated February 19, 2016, between AmeriServ Financial, Inc. and Michael D. Lynch	Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2016

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

21.1	Subsidiaries of the Registrant.	Attached

23.1	Consent of Independent Registered Public Accounting Firm	Attached

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached

101

The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

Attached

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

	By :	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President & CEO
Date: March 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2022:

/s/ Allan R. Dennison	Chairman	/s/ Michael D. Lynch	EVP & CFO
Allan R. Dennison	Director	Michael D. Lynch

/s/ Jeffrey A. Stopko	President & CEO	/s/ Margaret A. O’Malley	Director
Jeffrey A. Stopko	Director	Margaret A. O’Malley

/s/ J. Michael Adams, Jr.	Director	/s/ Daniel A. Onorato	Director
J. Michael Adams, Jr.		Daniel A. Onorato

/s/ Craig G. Ford	Director	/s/ Mark E. Pasquerilla	Director
Craig G. Ford		Mark E. Pasquerilla

/s/ Kim W. Kunkle	Director	/s/ Sara A. Sargent	Director
Kim W. Kunkle		Sara A. Sargent

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL BANK OFFICE LOCATIONS	AMERISERV LOAN PRODUCTION LOCATIONS

HEADQUARTERS

Main Office Johnstown
216 Franklin Street
Johnstown, PA 15901
1-800-837-BANK (2265)

Carrolltown
101 S. Main Street
Carrolltown, PA 15722

Central City
104 Sunshine Avenue
Central City, PA 15926

Derry
112 S. Chestnut Street
Derry, PA 15627

East Hills Drive Up
1213 Scalp Avenue
Johnstown, PA 15904

Eighth Ward
1059 Franklin Street
Johnstown, PA 15905

Hagerstown
12806 Shank Farm Way
Hagerstown, MD 21742

Lovell Park
179 Lovell Avenue
Ebensburg, PA 15931

Meyersdale

135 Center Street

Meyersdale, PA 15552

Nanty Glo
1383 Shoemaker Street
Nanty Glo, PA 15943

North Atherton
1857 N. Atherton Street
State College, PA 16803

Northern Cambria
4206 Crawford Avenue

Suite 1
Northern Cambria, PA 15714

Pittsburgh
United Steelworkers Building
60 Boulevard of the Allies

Suite 100
Pittsburgh, PA 15222

Seward
6858 Route 711

Suite 1
Seward, PA 15954

Somerset
108 W. Main Street
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

24-hr ATM available at all branches except Pittsburgh where there is no ATM available

SHAREHOLDER INFORMATION

SECURITIES MARKETS

AmeriServ Financial, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of  “ASRV.” The listed market makers for the stock are:

Piper Sandler Companies 1251 Avenue of the Americas 6th Floor New York, NY 10020 Telephone: (800) 635-6860	Stifel Nicolaus 7111 Fairway Drive, STE 301 Palm Beach Gardens, FL 33418 Telephone: (561) 615-5300

Raymond James & Associates 222 S. Riverside Plaza, 7th Floor Chicago, IL 60606 Telephone: (312) 655-2961	Virtu Financial, Inc. 1 Liberty Plaza New York, NY 10006 Telephone: (888) 931-4357

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

Mike Adams & Associates LLC

Allan R. Dennison

Non-Executive Chairman of the Board of all Subsidiaries

Craig G. Ford

Non-Executive Vice Chairman of the Board of all Subsidiaries

Kim W. Kunkle

President & CEO,

Laurel Holdings, Inc

Margaret A. O’Malley

Attorney-at-Law

Yost & O’Malley

Daniel A. Onorato

Executive Vice President, Chief Corporate Affairs and Communications Officer of Highmark Health

Mark E. Pasquerilla

President, Pasquerilla Enterprises L.P.

Sara A. Sargent

Owner/President,

The Sargent’s Group

Jeffrey A. Stopko, CPA

President & Chief Executive Officer

AmeriServ Financial, Inc. & AmeriServ

Financial Bank

Jeffrey A. Stopko, CPA

President & Chief Executive Officer

Michael D. Lynch

Executive Vice President, Chief Financial Officer, Chief Investment Officer & Chief Risk Officer

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

Mike Adams & Associates LLC

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

Jeffrey A. Stopko, CPA

President & Chief Executive Officer

Michael R. Baylor

Executive Vice President & Chief Commercial Banking Officer

Michael D. Lynch

Executive Vice President, Chief Financial Officer, Chief Investment Officer & Chief Risk Officer

Robert J. Cabala

Senior Vice President, Area Executive, Johnstown

Mitchell D. Edwards

Senior Vice President, Commercial Relationship Manager

Russell B. Flynn

Senior Vice President, Retail Lending

Bettina D. Fochler

Senior Vice President, Chief Credit Officer

Kevin H. Justice

Senior Vice President, Area Executive, Hagerstown

Kerri L. Mueller

Senior Vice President, Retail Banking

Matthew C. Rigo

Senior Vice President, Area Executive, Wilkins Township

Michele M. Scanlan

Senior Vice President, Chief Human Resources Officer

Tara M. Shaffer

Senior Vice President, Area Executive, State College

Shana M. Stiles

Senior Vice President, BSA & Chief Compliance Officer

Charlene J. Tessari

Senior Vice President, Operations - Application

Catherine M. Torok

Senior Vice President, Chief Information Officer

Thomas R. Boyd, Jr.

Vice President, Commercial Relationship Manager

Carie L. Braniff

Vice President, Corporate Security Officer

Angela M. Briggs

Vice President, Deposit Operations Mgr.

George T. Chaney II

Vice President, Portfolio Manager

Lori L. Czekaj-Thompson

Vice President, Commercial Relationship Manager

Benjamin M. Danley

Vice President, Commercial Relationship Manager

Bernard A. Eckenrode

Vice President, Commercial Relationship Manager

Jason D. Eminhizer

Vice President, Commercial Relationship Manager

Christine E. Fisher

Vice President, Business Services

Stephen M. Gagan

Vice President, Director of Information Technology

Anthony M. Gojmerac

Vice President, Purchasing & Facilities Officer

Chelsea M. Hartnett

Vice President, Manager Credit Analysis

Melissa A. Lohr

Vice President, Collections & Loan Administration

Randy S. McLaughlin

Vice President, Regional Sales Officer

David J. O’Leary

Vice President, Residential Mortgage Lending

Donald E. Rhodes

Vice President, Commercial Relationship Manager

Heidi L. Rosenberger

Vice President, Retail Operations

Cynthia L. Stewart

Vice President, Mortgage Administration

Anthony T. Weisenburger

Vice President, Portfolio Manager

Michelle D. Wyandt

Vice President, Supervisor Credit Analysis

AMERISERV FINANCIAL, INC.

AMERISERV TRUST & FINANCIAL SERVICES COMPANY	WEST CHESTER CAPITAL ADVISORS
Board of Directors	Board of Directors

J. Michael Adams, Jr.

Mike Adams & Associates LLC

Richard W. Bloomingdale
President, PA AFL-CIO

Allan R. Dennison
Non-Executive Chairman of the Board of all Subsidiaries

Craig G. Ford
Non-Executive Vice Chairman of the Board of all Subsidiaries

James T. Huerth
President & Chief Executive Officer, AmeriServ Trust & Financial Services Company

George B. Kaufman
Attorney-at-Law

Kim W. Kunkle
President & CEO,
Laurel Holdings, Inc.

Mark E. Miller
Retired Director of Support Services, Somerset
Hospital & President, Pine Grill, Inc.

Margaret A. O’Malley
Attorney-at-Law
Yost & O’Malley

Sara A. Sargent
Owner/President
The Sargent’s Group

Jeffrey A. Stopko, CPA
President & Chief Executive Officer, AmeriServ Financial, Inc. & AmeriServ Financial Bank

General Officers

James T. Huerth
President & Chief Executive Officer

David A. Finui
Executive Vice President, Director -
Wealth and Capital Management

Michael D. Lynch
Executive Vice President, Treasurer

Robert J. Cabala
Senior Vice President, Area Executive, Johnstown

Nicholas E. Debias, Jr., CTA

Senior Vice President, Senior Wealth Management Advisor

Bettina D. Fochler
Senior Vice President, Chief Credit Officer

Michael P. Geiser
Senior Vice President, Trust Operations Manager

Christopher C. Sheedy
Senior Vice President & Director Specialty Real Estate

Kathleen M. Wallace
Senior Vice President, Retirement Services Manager

Timothy E. Walters
Senior Vice President, Diversified Services Wealth Advisor

Mary Ann Brustle
Vice President, Risk Management & Trust Compliance Officer

Keashia R. Holtzman-Kishlock
Vice President, Trust Accounting Officer

James A. Hotchkiss
Vice President, Welath Management Advisor

Mark F. Lumley

Vice President, Assistant Trust Operations Manager

Justin F. Maser
Vice President, Portfolio Manager

Scott D. Porterfield
Vice President, Wealth Management Advisor

Trust Company Office Locations

216 Franklin Street
AmeriServ Financial Bank Building
Johnstown, PA 15901-1911

140 South Main Street
Greensburg, PA 15601

J. Michael Adams, Jr.

Mike Adams & Associates LLC

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
West Chester Capital Advisors

Jeffrey A. Stopko, CPA
President & Chief Executive Officer,
AmeriServ Financial, Inc. & AmeriServ Financial Bank

General Officers

Steven M. Krawick, AAMS, CMFC
President & Chief Executive Officer

Michael D. Lynch
Executive Vice President, Chief Financial Officer & Treasurer

Frank J. Lapinsky
Vice President, Chief Administrative Officer & Portfolio Manager

Office Location

216 Franklin Street
AmeriServ Financial Bank Building
Johnstown, PA 15901-1911