Form 10-K/A
period 2021-12-31
AMERISERV FINANCIAL INC /PA/
filed 2022-03-22
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of AmeriServ Financial, Inc. (the “Company”) for the fiscal year ended December 31, 2021, originally filed on March 14, 2022 (the “Original Filing”), is being filed solely to correct a typographical error in the amount of the Company’s provision for loan losses for the year ended December 31, 2021, which typographical error did not affect the Company’s Net Interest Income after Provision for Loan Losses or Net Income. Pursuant to SEC Rule 12b-15, in connection with this Amendment No. 1 on Form 10-K/A, the Company is filing updated Exhibits 31.1, 31.2, 32.1, and 32.2.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing.

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

	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans
Taxable	$40,496	$40,518	$42,832
Tax exempt	89	110	101
Interest bearing deposits	6	15	24
Short-term investments	54	231	293
Investment securities:
Available for sale	4,543	4,591	5,090
Held to maturity	1,481	1,417	1,427
Total Interest Income	46,669	46,882	49,767
INTEREST EXPENSE
Deposits	4,806	7,634	11,189
Short-term borrowings	1	29	288
Advances from Federal Home Loan Bank	875	1,099	1,090
Financing lease liabilities	106	112	117
Guaranteed junior subordinated deferrable interest debentures	944	1,121	1,121
Subordinated debt	854	520	520
Total Interest Expense	7,586	10,515	14,325
Net Interest Income	39,083	36,367	35,442
Provision for loan losses	1,100	2,375	800
Net Interest Income after Provision for Loan Losses	37,983	33,992	34,642
NON-INTEREST INCOME
Wealth management fees	11,986	10,212	9,730
Service charges on deposit accounts	965	903	1,271
Net gains on loans held for sale	664	1,523	865
Mortgage related fees	358	559	302
Net realized gains on investment securities	84	—	118
Impairment charge on other investments	—	—	(500)
Bank owned life insurance	1,117	782	521
Other income	2,587	2,296	2,466
Total Non-Interest Income	17,761	16,275	14,773
NON-INTEREST EXPENSE
Salaries and employee benefits	27,847	27,390	25,429
Net occupancy expense	2,620	2,510	2,497
Equipment expense	1,582	1,559	1,510
Professional fees	5,456	5,219	4,885
Supplies, postage and freight	668	714	605
Miscellaneous taxes and insurance	1,236	1,143	1,135
Federal deposit insurance expense	655	481	100
Branch acquisition costs	389	—	—
Other expense	6,517	5,439	5,654
Total Non-Interest Expense	46,970	44,455	41,815

PRETAX INCOME	8,774	5,812	7,600
Provision for income taxes	1,702	1,214	1,572
NET INCOME	$7,072	$4,598	$6,028

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

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

PART IV

ITEM 15.   EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this Amendment No. 1 to the 2021 Form 10-K and Part II — Item 8. Page references are to this Form 10-K/A.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under SEC accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011.	Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011

3.2	Bylaws, as amended and restated effective April 2, 2020.	Exhibit 3.1 to the Current Report on Form 8-K filed on April 6, 2020

10.1	Employment Agreement, dated April 27, 2015, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2015

10.2	AmeriServ Financial, Inc. 2021 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 23, 2021

10.3	AmeriServ Financial, Inc. Deferred Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2014

10.4	Employment Agreement, dated February 19, 2016, between AmeriServ Financial, Inc. and Michael D. Lynch	Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2016

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

21.1	Subsidiaries of the Registrant.	Exhibit 21.1 to the Annual Report on Form 10-K filed on March 14, 2022

23.1	Consent of Independent Registered Public Accounting Firm	Exhibit 23.1 to the Annual Report on Form 10-K filed on March 14, 2022

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached

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

Attached

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

	By :	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President & CEO
Date: March 22, 2022

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