Form 10-Q
period 2022-03-31
AMERISERV FINANCIAL INC /PA/
filed 2022-05-11
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2022
Common Stock, par value $0.01	17,109,097

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from depository institutions	$18,523	$24,748
Interest bearing deposits	7,715	10,942
Short-term investments	5,873	5,411
Cash and cash equivalents	32,111	41,101
Investment securities:
Available for sale, at fair value	164,867	163,171
Held to maturity (fair value $57,121 on March 31, 2022 and $55,516 on December 31, 2021)	58,419	53,751
Loans held for sale	320	983
Loans	978,968	985,880
Less: Unearned income	596	826
Less: Allowance for loan losses	11,922	12,398
Net loans	966,450	972,656
Premises and equipment:
Operating lease right-of-use asset	644	667
Financing lease right-of-use asset	2,616	2,684
Other premises and equipment, net	14,037	14,082
Accrued interest income receivable	4,384	3,984
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	150	158
Bank owned life insurance	38,952	38,842
Net deferred tax asset	311	—
Federal Home Loan Bank stock	2,500	2,692
Federal Reserve Bank stock	2,125	2,125
Other assets	29,768	25,053
TOTAL ASSETS	$1,331,265	$1,335,560
LIABILITIES
Non-interest bearing deposits	$207,044	$211,106
Interest bearing deposits	933,845	928,272
Total deposits	1,140,889	1,139,378
Short-term borrowings	—	—
Advances from Federal Home Loan Bank	37,863	42,653
Operating lease liabilities	658	682
Financing lease liabilities	2,845	2,899
Subordinated debt	26,613	26,603
Total borrowed funds	67,979	72,837
Net deferred tax liability	—	934
Other liabilities	8,705	5,862
TOTAL LIABILITIES	1,217,573	1,219,011
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,737,903 shares issued and 17,109,084 shares outstanding on March 31, 2022; 26,710,319 shares issued and 17,081,500 shares outstanding on December 31, 2021	267	267
Treasury stock at cost, 9,628,819 shares on March 31, 2022 and December 31, 2021	(83,280)	(83,280)
Capital surplus	146,162	146,069
Retained earnings	61,996	60,005
Accumulated other comprehensive loss, net	(11,453)	(6,512)
TOTAL SHAREHOLDERS' EQUITY	113,692	116,549
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,331,265	$1,335,560

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
INTEREST INCOME
Interest and fees on loans	$9,496	$10,327
Interest bearing deposits	1	1
Short-term investments	17	7
Investment securities:
Available for sale	1,123	1,088
Held to maturity	391	346
Total Interest Income	11,028	11,769
INTEREST EXPENSE
Deposits	796	1,402
Short-term borrowings	—	1
Advances from Federal Home Loan Bank	176	237
Financing lease liabilities	26	27
Guaranteed junior subordinated deferrable interest debentures	—	280
Subordinated debt	263	130
Total Interest Expense	1,261	2,077
Net Interest Income	9,767	9,692
Provision (credit) for loan losses	(400)	400
Net Interest Income after Provision (Credit) for Loan Losses	10,167	9,292
NON-INTEREST INCOME
Wealth management fees	3,165	2,872
Service charges on deposit accounts	272	201
Net gains on loans held for sale	95	495
Mortgage related fees	33	130
Bank owned life insurance	209	332
Other income	561	584
Total Non-Interest Income	4,335	4,614
NON-INTEREST EXPENSE
Salaries and employee benefits	7,405	6,941
Net occupancy expense	741	680
Equipment expense	397	390
Professional fees	1,324	1,314
Supplies, postage and freight	165	179
Miscellaneous taxes and insurance	323	292
Federal deposit insurance expense	145	155
Branch acquisition costs	—	110
Other expense	979	1,244
Total Non-Interest Expense	11,479	11,305

PRETAX INCOME	3,023	2,601
Provision for income taxes	605	520
NET INCOME	$2,418	$2,081
PER COMMON SHARE DATA:
Basic:
Net income	$0.14	$0.12
Average number of shares outstanding	17,094	17,064
Diluted:
Net income	$0.14	$0.12
Average number of shares outstanding	17,146	17,101

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
COMPREHENSIVE INCOME (LOSS)
Net income	$2,418	$2,081
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	1,163	558
Income tax effect	(244)	(117)
Unrealized holding losses on available for sale securities arising during period	(7,418)	(1,508)
Income tax effect	1,558	317
Other comprehensive loss	(4,941)	(750)
Comprehensive (loss) income	$(2,523)	$1,331

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
COMMON STOCK
Balance at beginning of period	$267	$267
New common shares issued for exercise of stock options (27,584 and 8,856 shares for the three months ended March 31, 2022 and 2021, respectively)	—	—
Balance at end of period	267	267
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,280)
Treasury stock purchased	—	—
Balance at end of period	(83,280)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	146,069	145,969
New common shares issued for exercise of stock options (27,584 and 8,856 shares for the three months ended March 31, 2022 and 2021, respectively)	80	24
Stock option expense	13	4
Balance at end of period	146,162	145,997
RETAINED EARNINGS
Balance at beginning of period	60,005	54,641
Net income	2,418	2,081
Cash dividend declared on common stock ($0.025 per share for the three months ended March 31, 2022 and 2021)	(427)	(427)
Balance at end of period	61,996	56,295
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(6,512)	(13,198)
Other comprehensive loss	(4,941)	(750)
Balance at end of period	(11,453)	(13,948)
TOTAL SHAREHOLDERS’ EQUITY	$113,692	$105,331

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$2,418	$2,081
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(400)	400
Depreciation and amortization expense	508	504
Amortization expense of core deposit intangible	8	—
Amortization of fair value adjustment on acquired time deposits	(37)	—
Net amortization of investment securities	41	78
Net gains on loans held for sale	(95)	(495)
Net amortization of deferred loan fees	(241)	(430)
Origination of mortgage loans held for sale	(3,844)	(9,208)
Sales of mortgage loans held for sale	4,602	14,645
Increase in accrued interest receivable	(400)	(253)
Decrease in accrued interest payable	(553)	(454)
Earnings on bank-owned life insurance	(209)	(332)
Deferred income taxes	589	506
Stock compensation expense	13	4
Net change in operating leases	(24)	(24)
Other, net	(567)	(259)
Net cash provided by operating activities	1,809	6,763
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(16,989)	(25,443)
Purchase of investment securities — held to maturity	(5,119)	(4,365)
Proceeds from maturities of investment securities — available for sale	7,847	11,626
Proceeds from maturities of investment securities — held to maturity	438	790
Purchase of regulatory stock	(15)	(713)
Proceeds from redemption of regulatory stock	207	2,379
Long-term loans originated	(43,853)	(82,718)
Principal collected on long-term loans	50,700	69,880
Purchases of premises and equipment	(372)	(298)
Proceeds from life insurance policies	—	645
Net cash used in investing activities	(7,156)	(28,217)
FINANCING ACTIVITIES
Net increase in deposit balances	1,548	62,171
Net decrease in other short-term borrowings	—	(24,702)
Principal repayments on advances from Federal Home Loan Bank	(4,790)	(9,840)
Principal payments on financing lease liabilities	(54)	(52)
Stock options exercised	80	24
Common stock dividend paid	(427)	(427)
Net cash (used in) provided by financing activities	(3,643)	27,174
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,990)	5,720
CASH AND CASH EQUIVALENTS AT JANUARY 1	41,101	31,504
CASH AND CASH EQUIVALENTS AT MARCH 31	$32,111	$37,224

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank) and AmeriServ Trust and Financial Services Company (the Trust Company). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.6 billion and $2.7 billion that are not reported on the Company’s Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, respectively.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company, as a smaller reporting company, continues to evaluate the impact that ASU 2016-13 will have on our consolidated financial statements. We are currently working with an industry leading third-party consultant and software provider to assist us in the implementation of ASU 2016-13. Our implementation plan includes assessment and documentation of processes, internal controls and data sources; model development, documentation and validation, including loan segmentation procedures and analyzing the methodology options; and system configuration, among other things. The Company intends to adopt ASU 2016-13 effective January 1, 2023.

The allowance for credit losses (ACL) will be based on our historical loss experience, borrower characteristics, reasonable and supportable forecasts of future economic conditions, and other relevant factors. We will also apply qualitative factors to account for information that may not be reflected in quantitatively derived results to ensure that the ACL reflects the best estimate of current expected credit losses. Our team, under the direction of senior management, is working to determine preliminary expected loss estimates. However, such estimates are subject to significant change as we continue to finalize the judgmental qualitative factors. The Company will continue to make refinements to its expected credit loss estimates throughout the remainder of 2022.

Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for held to maturity (HTM) debt securities. Based on the credit quality of the Company’s HTM debt securities portfolio, we do not expect the ACL to be significant.

The ultimate impact of adoption on January 1, 2023 could be significantly different than our current expectation as our modeling processes will be significantly influenced by the composition, characteristics and quality of our loan and HTM securities portfolios as well as the prevailing economic conditions and forecasts at that time

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of an existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments of ASC 326 require that an entity disclose current-period gross writeoffs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments of ASU 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

4.    Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers – Topic 606, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 74.6% of the total revenue of the Company.

Non-interest income within the scope of Topic 606 are as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of March 31, 2022 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.

●	Service charges on deposit accounts - The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income - Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders which allows our customers to access their account electronically at ATMs and POS terminals. Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied its performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-month period ending March 31, 2022 and 2021 (in thousands).

	Three months ended
	March 31,
	2022	2021
Non-interest income:
In-scope of Topic 606
Wealth management fees	$3,165	$2,872
Service charges on deposit accounts	272	201
Other	472	441
Non-interest income (in-scope of topic 606)	3,909	3,514
Non-interest income (out-of-scope of topic 606)	426	1,100
Total non-interest income	$4,335	$4,614

5.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three month periods ending March 31, 2022 and 2021, options to purchase 12,000 common shares, with an exercise price of $4.19 to $4.22, and options to purchase 182,000 common shares, with an exercise price of $3.83 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.

	Three months ended
	March 31,
	2022	2021

	(In thousands, except per share data)
Numerator:
Net income	$2,418	$2,081
Denominator:
Weighted average common shares outstanding (basic)	17,094	17,064
Effect of stock options	52	37
Weighted average common shares outstanding (diluted)	17,146	17,101
Earnings per common share:
Basic	$0.14	$0.12
Diluted	0.14	0.12

6.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made no income tax payments in the first three months of 2022 and 2021. The Company made total interest payments of $1,814,000 in the first three months of 2022 compared to $2,531,000 in the same 2021 period.

7.    Investment Securities

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale (AFS):

	March 31, 2022
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$9,674	$—	$(459)	$9,215
U.S. Agency mortgage-backed securities	85,978	227	(4,820)	81,385
Municipal	21,543	153	(488)	21,208
Corporate bonds	53,335	410	(686)	53,059
Total	$170,530	$790	$(6,453)	$164,867

Investment securities held to maturity (HTM):

	March 31, 2022
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(165)	$2,335
U.S. Agency mortgage-backed securities	14,117	43	(707)	13,453
Municipal	34,295	438	(877)	33,856
Corporate bonds and other securities	7,507	10	(40)	7,477
Total	$58,419	$491	$(1,789)	$57,121

Investment securities available for sale (AFS):

	December 31, 2021
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$7,371	$86	$(70)	$7,387
U.S. Agency mortgage-backed securities	80,136	1,202	(1,171)	80,167
Municipal	20,066	851	(25)	20,892
Corporate bonds	53,843	1,028	(146)	54,725
Total	$161,416	$3,167	$(1,412)	$163,171

Investment securities held to maturity (HTM):

	December 31, 2021
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(11)	$2,489
U.S. Agency mortgage-backed securities	10,556	203	(115)	10,644
Municipal	33,188	1,734	(103)	34,819
Corporate bonds and other securities	7,507	64	(7)	7,564
Total	$53,751	$2,001	$(236)	$55,516

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At March 31, 2022, 49.4% of the portfolio was rated “AAA” as compared to 47.1% at December 31, 2021. Approximately 14.1% of the portfolio was either rated below “A” or unrated at March 31, 2022 as compared to 14.7% at December 31, 2021.

The Company sold no AFS securities during the first quarter of 2022 and 2021.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $120,771,000 at March 31, 2022 and $122,574,000 at December 31, 2021.

The following tables present information concerning investments with unrealized losses as of March 31, 2022 and December 31, 2021 (in thousands):

Total investment securities:

	March 31, 2022
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$10,550	$(624)	$—	$—	$10,550	$(624)
U.S. Agency mortgage-backed securities	56,533	(3,356)	17,323	(2,171)	73,856	(5,527)
Municipal	26,893	(1,271)	951	(94)	27,844	(1,365)
Corporate bonds and other securities	27,430	(665)	2,439	(61)	29,869	(726)
Total	$121,406	$(5,916)	$20,713	$(2,326)	$142,119	$(8,242)

Total investment securities:

	December 31, 2021
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$7,419	$(81)	$—	$—	$7,419	$(81)
U.S. Agency mortgage-backed securities	45,422	(972)	6,691	(314)	52,113	(1,286)
Municipal	7,832	(128)	—	—	7,832	(128)
Corporate bonds and other securities	14,558	(92)	2,439	(61)	16,997	(153)
Total	$75,231	$(1,273)	$9,130	$(375)	$84,361	$(1,648)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 245 positions that are considered temporarily impaired at March 31, 2022. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

The interest rate environment and market yields can also have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of March 31, 2022, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 101.0% of the par value.

Contractual maturities of securities at March 31, 2022 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at March 31, 2022 is 50.5 months and is higher than the duration at December 31, 2021 which was 41.5 months. The duration remains within our internally established guideline to not exceed 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	March 31, 2022
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$2,726	$2,730	$200	$203
After 1 year but within 5 years	37,080	36,965	12,178	12,205
After 5 years but within 10 years	50,104	49,206	25,358	25,146
Over 10 years	80,620	75,966	20,683	19,567
Total	$170,530	$164,867	$58,419	$57,121

8.    Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Commercial:
Commercial and industrial	$134,797	$134,182
Paycheck Protection Program (PPP)	7,835	17,311
Commercial loans secured by owner occupied real estate (1)	98,474	99,644
Commercial loans secured by non-owner occupied real estate (1)	430,105	430,825
Real estate − residential mortgage (1)	292,530	287,996
Consumer	14,631	15,096
Loans, net of unearned income	$978,372	$985,054
(1)	Real estate construction loans constituted 4.9% and 5.6% of the Company’s total loans, net of unearned income as of March 31, 2022 and December 31, 2021, respectively.

Loan balances at March 31, 2022 and December 31, 2021 are net of unearned income of $596,000 and $826,000, respectively. The unearned income balance at March 31, 2022 includes $179,000 of unrecognized fee income from the PPP loan originations compared to $386,000 at December 31, 2021.

The ongoing COVID-19 pandemic is a fluid situation and continues to evolve, impacting the way many businesses operate. The pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, inflation, and consumer spending has resulted in less economic activity and significant volatility and disruption. Certain loans within our commercial and commercial real estate portfolios have been disproportionately adversely affected by the pandemic. Due to mandatory lockdowns and travel restrictions, certain industries, such as hospitality, travel, food service and restaurants and bars, have suffered as a result of COVID-19.

The following table provides information regarding our potential COVID-19 risk concentrations for commercial and commercial real estate loans by industry type at March 31, 2022 and December 31, 2021 (in thousands).

	March 31, 2022
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,194	$—	$—	$7,687	$8,881
Multifamily/apartments/student housing	—	—	327	74,423	74,750
Office	38,920	63	8,460	26,443	73,886
Retail	7,666	26	22,008	149,126	178,826
Industrial/manufacturing/warehouse	73,988	1,547	21,386	46,191	143,112
Hotels	101	1,235	—	42,112	43,448
Eating and drinking places	423	3,614	4,484	1,719	10,240
Personal care	1,117	173	—	4,278	5,568
Amusement and recreation	84	6	5,352	6	5,448
Mixed use	—	—	3,646	60,115	63,761
Other	11,304	1,171	32,811	18,005	63,291
Total	$134,797	$7,835	$98,474	$430,105	$671,211

	December 31, 2021
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,246	$—	$96	$8,565	$9,907
Multifamily/apartments/student housing	—	—	245	73,912	74,157
Office	37,386	203	8,644	28,500	74,733
Retail	7,253	444	20,439	148,668	176,804
Industrial/manufacturing/warehouse	74,508	5,940	21,468	44,316	146,232
Hotels	154	1,764	—	42,425	44,343
Eating and drinking places	484	6,591	4,537	1,752	13,364
Personal care	1,197	173	—	4,315	5,685
Amusement and recreation	92	53	5,402	12	5,559
Mixed use	—	—	4,031	62,088	66,119
Other	11,862	2,143	34,782	16,272	65,059
Total	$134,182	$17,311	$99,644	$430,825	$681,962

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

As of March 31, 2022, the Company had 44 PPP loans outstanding totaling $7.8 million and has recorded a total of $240,000 of processing fee income and interest income from PPP lending activity in the first quarter of 2022. Also, there is approximately $179,000 of PPP processing fees that will be amortized into income over the time period that the loans remain on our balance sheet or until the PPP loan is forgiven, at which time the remaining fee will be recognized immediately as income.

9.  Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three month periods ending March 31, 2022 and 2021 (in thousands).

	Three months ended March 31, 2022
	Balance at	Charge-		Provision	Balance at
	December 31, 2021	Offs	Recoveries	(Credit)	March 31, 2022
Commercial	$3,071	$(72)	$—	$252	$3,251
Commercial loans secured by non-owner occupied real estate	6,392	—	13	(475)	5,930
Real estate-residential mortgage	1,590	—	8	(133)	1,465
Consumer	113	(45)	20	11	99
Allocation for general risk	1,232	—	—	(55)	1,177
Total	$12,398	$(117)	$41	$(400)	$11,922

	Three months ended March 31, 2021
	Balance at	Charge-			Balance at
	December 31, 2020	Offs	Recoveries	Provision	March 31, 2021
Commercial	$3,472	$(122)	$17	$205	$3,572
Commercial loans secured by non-owner occupied real estate	5,373	—	13	62	5,448
Real estate-residential mortgage	1,292	(17)	5	49	1,329
Consumer	115	(24)	14	16	121
Allocation for general risk	1,093	—	—	68	1,161
Total	$11,345	$(163)	$49	$400	$11,631

The Company recorded a $400,000 loan loss provision recovery in the first quarter of 2022 as compared to a $400,000 provision expense recorded in the first quarter of 2021, representing an $800,000 favorable shift between years. The 2022 provision recovery reflects improved credit quality for the overall portfolio due to several loan upgrades, relative stability in the loan portfolio size, and especially lower levels of criticized assets and delinquent loans since the fourth quarter of 2021. This is a reflection of the Company’s loan officers working effectively with our customers as the economy improves and as businesses return to normal operations. As demonstrated historically, the Company continues its strategic conviction that a strong allowance for loan losses is needed, which has proven to be essential given the support provided to certain borrowers as they fully recover from the COVID-19 pandemic. Overall, we believe that non-performing assets remain well controlled, and such assets totaled $3.4 million, or 0.35% of total loans, at March 31, 2022 compared to $3.3 million, or 0.34% of total loans, at December 31, 2021. It should be noted that the 100% SBA guarantee on PPP loans minimizes the level of credit risk associated with the loans. As a result, such loans are assigned a 0% risk weight for purposes of calculating the Bank’s risk-based capital ratios. Therefore, it was deemed appropriate to not allocate any portion of the loan loss reserve for the PPP loans.

The Company continues to experience low net loan charge-offs, which were $76,000, or 0.03% of total average loans, in the first quarter of 2022 which compares favorably to net loan charge-offs of $114,000, or 0.05% of total average loans, in the first quarter of 2021. Even though the Company recognized a loan loss provision recovery during the first quarter, the balance of the allowance for loan losses at March 31, 2022 is still higher than the balance of the allowance at March 31, 2021 by $291,000, or 2.5%. The allowance for loan losses provided 351% coverage of non-performing assets, and 1.22% of total loans, at March 31, 2022, compared to 373% coverage of non-performing assets, and 1.26% of total loans, at December 31, 2021.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At March 31, 2022
		Commercial Loans
		Secured by
		Non-Owner	Real Estate-
		Occupied	Residential		Allocation for
	Commercial	Real Estate	Mortgage	Consumer	General Risk	Total
Loans:
Individually evaluated for impairment	$2,127	$5	$—	$—		$2,132
Collectively evaluated for impairment	238,979	430,100	292,530	14,631		976,240
Total loans	$241,106	$430,105	$292,530	$14,631		$978,372
Allowance for loan losses:
Specific reserve allocation	$622	$5	$—	$—	$—	$627
General reserve allocation	2,629	5,925	1,465	99	1,177	11,295
Total allowance for loan losses	$3,251	$5,930	$1,465	$99	$1,177	$11,922

	At December 31, 2021
		Commercial Loans
		Secured by
		Non-Owner	Real Estate-
		Occupied	Residential		Allocation for
	Commercial	Real Estate	Mortgage	Consumer	General Risk	Total
Loans:
Individually evaluated for impairment	$2,165	$5	$—	$—		$2,170
Collectively evaluated for impairment	248,972	430,820	287,996	15,096		982,884
Total loans	$251,137	$430,825	$287,996	$15,096		$985,054
Allowance for loan losses:
Specific reserve allocation	$628	$5	$—	$—	$—	$633
General reserve allocation	2,443	6,387	1,590	113	1,232	11,765
Total allowance for loan losses	$3,071	$6,392	$1,590	$113	$1,232	$12,398

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

The need for an updated appraisal on collateral dependent loans is determined on a case-by-case basis. The useful life of an appraisal or evaluation will vary depending upon the circumstances of the property and the economic conditions in the marketplace. A new appraisal is not required if there is an existing appraisal which, along with other information, is sufficient to determine a reasonable value for the property and to support an appropriate and adequate allowance for loan losses. At a minimum, annual documented reevaluation of the property is completed by the Bank’s internal Collections and Assigned Risk Department to support the value of the property.

When reviewing an appraisal associated with an existing real estate collateral dependent transaction, the Bank’s internal Collections and Assigned Risk Department must determine if there have been material changes to the underlying assumptions in the appraisal which affect the original estimate of value. Some of the factors that could cause material changes to reported values include:

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

The value of the property is adjusted to appropriately reflect the above listed factors and the value is discounted to reflect the value impact of a forced or distressed sale, any outstanding senior liens, any outstanding unpaid real estate taxes, transfer taxes and closing costs that would occur with sale of the real estate. If the Collections and Assigned Risk Department personnel determine that a reasonable value cannot be derived based on available information, a new appraisal is ordered. The determination of the need for a new appraisal, versus completion of a property valuation by the Bank’s Collections and Assigned Risk Department personnel, rests with the Collections and Assigned Risk Department and not the originating account officer.

The following tables present impaired loans by portfolio segment, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary.

	At March 31, 2022
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$2,127	$622	$—	$2,127	$2,255
Commercial loans secured by non-owner occupied real estate	5	5	—	5	27
Total impaired loans	$2,132	$627	$—	$2,132	$2,282

	At December 31, 2021
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$2,165	$628	$—	$2,165	$2,260
Commercial loans secured by non-owner occupied real estate	5	5	—	5	27
Total impaired loans	$2,170	$633	$—	$2,170	$2,287

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended
	March 31,
	2022	2021
Average impaired balance:
Commercial	$2,146	$1,711
Commercial loans secured by non-owner occupied real estate	5	8
Average investment in impaired loans	$2,151	$1,719
Interest income recognized:
Commercial	$—	$12
Commercial loans secured by non-owner occupied real estate	—	—
Interest income recognized on a cash basis on impaired loans	$—	$12

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for the year ending December 31, 2022 requires review of approximately 40% of the commercial loan portfolio.

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

	At March 31, 2022
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$128,660	$—	$6,137	$—	$134,797
Paycheck Protection Program (PPP)	7,835	—	—	—	7,835
Commercial loans secured by owner occupied real estate	97,411	—	1,063	—	98,474
Commercial loans secured by non-owner occupied real estate	406,821	10,963	12,316	5	430,105
Total	$640,727	$10,963	$19,516	$5	$671,211

	At December 31, 2021
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$125,079	$6,722	$738	$1,643	$134,182
Paycheck Protection Program (PPP)	17,311	—	—	—	17,311
Commercial loans secured by owner occupied real estate	98,271	297	1,076	—	99,644
Commercial loans secured by non-owner occupied real estate	399,104	19,322	12,394	5	430,825
Total	$639,765	$26,341	$14,208	$1,648	$681,962

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

	At March 31, 2022
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$291,291	$1,239	$292,530
Consumer	14,601	30	14,631
Total	$305,892	$1,269	$307,161

	At December 31, 2021
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$286,843	$1,153	$287,996
Consumer	15,096	—	15,096
Total	$301,939	$1,153	$303,092

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At March 31, 2022
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$133,171	$1,626	$—	$—	$1,626	$134,797	$—
Paycheck Protection Program (PPP)	7,835	—	—	—	—	7,835	—
Commercial loans secured by owner occupied real estate	98,158	316	—	—	316	98,474	—
Commercial loans secured by non-owner occupied real estate	430,030	—	75	—	75	430,105	—
Real estate – residential mortgage	289,518	1,913	82	1,017	3,012	292,530	—
Consumer	14,328	264	9	30	303	14,631	—
Total	$973,040	$4,119	$166	$1,047	$5,332	$978,372	$—

	At December 31, 2021
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$133,918	$14	$250	$—	$264	$134,182	$—
Paycheck Protection Program (PPP)	17,311	—	—	—	—	17,311	—
Commercial loans secured by owner occupied real estate	99,454	—	190	—	190	99,644	—
Commercial loans secured by non-owner occupied real estate	428,790	2,035	—	—	2,035	430,825	—
Real estate – residential mortgage	283,178	2,449	1,240	1,129	4,818	287,996	—
Consumer	14,938	151	7	—	158	15,096	—
Total	$977,589	$4,649	$1,687	$1,129	$7,465	$985,054	$—

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

10.  Non-Performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	March 31, 2022	December 31, 2021
Non-accrual loans:
Commercial and industrial	$2,127	$2,165
Commercial loans secured by non-owner occupied real estate	5	5
Real estate – residential mortgage	1,239	1,153
Consumer	30	—
Total	3,401	3,323

Total non-performing assets including TDR	$3,401	$3,323
Total non-performing assets as a percent of loans, net of unearned income, other real estate owned and repossessed assets	0.35%	0.34%

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

The following table details the loan modified as a TDR during the three-month period ended March 31, 2022 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$472	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate

The following table details the loan modified as a TDR during the three-month period ended March 31, 2021 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$750	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate

All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed. The specific ALL reserve for loans modified as TDRs was $128,000 and $132,000 as of March 31, 2022 and December 31, 2021, respectively.

The Company had no loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2021 and 2020, respectively, and that subsequently defaulted during these reporting periods.

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

In response to the COVID-19 pandemic, the Company remains committed to prudently working with and supporting our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. The following table presents information comparing loans which were subject to a loan modification related to COVID-19, as of March

31, 2022 and December 31, 2021. Note that the percentage of outstanding loans presented below was calculated based on loan totals excluding PPP loans. Management believes that this method more accurately reflects the concentration of COVID-19 related modifications within the loan portfolio.

	At March 31, 2022		At December 31, 2021
		% of Outstanding		% of Outstanding
	Balance	Non-PPP Loans	Balance	Non-PPP Loans
	(in thousands)		(in thousands)
CRE/Commercial	$7,466	1.1%	$7,488	1.1%
Home Equity/Consumer	—	—	57	0.1
Residential Mortgage	246	0.1	203	0.1
Total	$7,712	0.8	$7,748	0.8

The balance of loan modifications related to COVID-19 at March 31, 2022 represents a decrease of $36,000, or 0.5%, from the balance of loans modified for COVID-19 at December 31, 2021. In addition, this current level of borrowers requesting payment deferrals is down sharply from its peak level of approximately $200 million that occurred at June 30, 2020. As a result of these loan modifications, the Company has recorded $533,000 of accrued interest income that has not been received as of March 31, 2022.

Borrower requested modifications primarily consist of the deferral of principal and/or interest payments for a period of three to six months. The following table presents the composition of the types of payment relief that have been granted.

	At March 31, 2022		At December 31, 2021
	Number of Loans	Balance	Number of Loans	Balance
		(in thousands)		(in thousands)
Type of Payment Relief
Interest only payments	6	$3,745	6	$3,768
Complete payment deferrals	5	3,967	5	3,980
Total	11	$7,712	11	$7,748

Management continues to carefully monitor asset quality with a particular focus on customers that have requested payment deferrals during this difficult economic time. Deferral extension requests were considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt, and issued regulatory guidance. At March 31, 2022, the COVID-19 related modifications within the commercial real estate and commercial loan portfolios are to five borrowers primarily in the hospitality and personal care industries, with loans totaling approximately $7.5 million. In order to properly monitor the increased credit risk associated with the modified loans, the Asset Quality Task Force is meeting at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers.

11.  Short-Term Borrowings and Advances from Federal Home Loan Bank

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At March 31, 2022
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$—	—%
FHLB Advances	2022	18,098	1.97
	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		37,863	1.73
Total short-term and FHLB borrowings		$37,863	1.73%

	At December 31, 2021
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$—	—%
FHLB Advances	2022	22,888	1.88
	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		42,653	1.71
Total short-term and FHLB borrowings		$42,653	1.71%

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

12.  Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Net			Net
	Unrealized			Unrealized
	Gains and			Gains and
	Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$1,386	$(7,898)	$(6,512)	$3,539	$(16,737)	$(13,198)
Other comprehensive income (loss) before reclassifications	(5,860)	524	(5,336)	(1,191)	(128)	(1,319)
Amounts reclassified from accumulated other comprehensive loss	—	395	395	—	569	569
Net current period other comprehensive income (loss)	(5,860)	919	(4,941)	(1,191)	441	(750)
Ending balance	$(4,474)	$(6,979)	$(11,453)	$2,348	$(16,296)	$(13,948)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	March 31, 2022	March 31, 2021	statement of operations
Amortization of estimated defined benefit pension plan loss(2)
	$500	$720	Other expense
	(105)	(151)	Provision for income taxes
	$395	$569
Total reclassifications for the period	$395	$569

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2022, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At March 31, 2022
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$150,867	14.01%	$134,982	12.59%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	111,384	10.35	122,112	11.39	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	111,384	10.35	122,112	11.39	6.00	8.00
Tier 1 Capital (To Average Assets)	111,384	8.32	122,112	9.24	4.00	5.00

	At December 31, 2021
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$149,177	14.04%	$133,881	12.66%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	109,292	10.29	120,656	11.41	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	109,292	10.29	120,656	11.41	6.00	8.00
Tier 1 Capital (To Average Assets)	109,292	8.17	120,656	9.12	4.00	5.00

*Applies to the Bank only.

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

These swaps are considered free-standing derivatives and are reported at fair value within other assets and other liabilities on the Consolidated Balance Sheets. Disclosures related to the fair value of the swap transactions can be found in Note 18.

The following table summarizes the interest rate swap transactions that impacted the Company’s first three months of 2022 and 2021 performance (in thousands, except percentages).

	At March 31, 2022
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$66,756	2.64%	Monthly	$(250)
Swap liabilities	N/A	(66,756)	(2.64)	Monthly	250
Net exposure		—	—		—

	At March 31, 2021
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$46,468	2.57%	Monthly	$(185)
Swap liabilities	N/A	(46,468)	(2.57)	Monthly	185
Net exposure		—	—		—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPA can be found in Note 18. The notional amount of the risk participation agreement outstanding at March 31, 2022 and 2021 was $2.4 million and $2.7 million, respectively.

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at March 31, 2022 and 2021. None of the Company's derivatives are designated as hedging instruments.

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

The contribution of the major business segments to the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended
	March 31, 2022
	Total revenue	Net income (loss)
Community banking	$12,150	$3,187
Wealth management	3,186	723
Investment/Parent	(1,234)	(1,492)
Total	$14,102	$2,418

	Three months ended
	March 31, 2021
	Total revenue	Net income (loss)
Community banking	$13,160	$3,320
Wealth management	2,887	662
Investment/Parent	(1,741)	(1,901)
Total	$14,306	$2,081

16.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $241.6 million and $216.6 million along with standby letters of credit of $12.1 million and $13.1 million as of March 31, 2022 and

December 31, 2021, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The carrying amount of the reserves for AmeriServ obiligations related to unfunded commitments and standby letters of credit was $948,000 at March 31, 2022 and $989,000 at December 31, 2021.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

17.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$387	$463
Interest cost	273	221
Expected return on plan assets	(1,050)	(946)
Amortization of net loss	500	720
Net periodic pension cost	$110	$458

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The accrued pension liability, which had a positive (debit) balance of $22.4 million, was reclassified to other assets on the Consolidated Balance Sheets as of March 31, 2022. The balance of the accrued pension liability continues to be a positive value as a result of Company contributions to the plan and the revaluation of the obligation.

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

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at March 31, 2022
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$475	$475	$—	$—
Available for sale securities:
U.S. Agency	9,215	—	9,215	—
U.S. Agency mortgage-backed securities	81,385	—	81,385	—
Municipal	21,208	—	21,208	—
Corporate bonds	53,059	—	53,059	—
Interest rate swap asset (1)	2,559	—	2,559	—
Interest rate swap liability (2)	(2,559)	—	(2,559)	—
Risk participation agreement (2)	—	—	—	—

	Fair Value Measurements at December 31, 2021
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$526	$526	$—	$—
Available for sale securities:
U.S. Agency	7,387	—	7,387	—
U.S. Agency mortgage-backed securities	80,167	—	80,167	—
Municipal	20,892	—	20,892	—
Corporate bonds	54,725	—	54,725	—
Interest rate swap asset (1)	1,226	—	1,226	—
Interest rate swap liability (2)	(1,226)	—	(1,226)	—
Risk participation agreement (2)	—	—	—	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At March 31, 2022 and December 31, 2021, impaired loans evaluated using the collateral method with a carrying value of $5,000 were reduced by a specific valuation allowance totaling $5,000 resulting in a net fair value of zero.

Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. The Bank’s internal Collections and Assigned Risk Department estimates the fair value of repossessed assets, such as vehicles and equipment, using a formula driven analysis based on automobile or other industry data, less estimated costs to sell at the time of repossession. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO and repossessed assets.

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

Fair Value Measurements
March 31, 2022	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$—	$—	$—	$—

Fair Value Measurements
December 31, 2021	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$—	$—	$—	$—

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
March 31, 2022	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$—	Appraisal of	Appraisal	100% (100%)
		collateral (1)	adjustments (2)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2021	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$—	Appraisal of	Appraisal	100% (100%)
		collateral (1)	adjustments (2)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on U.S. GAAP measurements and recorded carrying values at March 31, 2022 and December 31, 2021 for the remaining financial instruments not required to be measured or reported at fair value were as follows:

	March 31, 2022
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$58,419	$57,121	$—	$54,161	$2,960
Loans held for sale	320	325	325	—	—
Loans, net of allowance for loan loss and unearned income	966,450	938,177	—	—	938,177
FINANCIAL LIABILITIES:
Deposits with stated maturities	284,400	286,052	—	—	286,052
All other borrowings (1)	64,476	63,520	—	—	63,520

	December 31, 2021
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$53,751	$55,516	$—	$52,523	$2,993
Loans held for sale	983	1,022	1,022	—	—
Loans, net of allowance for loan loss and unearned income	972,656	969,681	—	—	969,681
FINANCIAL LIABILITIES:
Deposits with stated maturities	292,325	294,280	—	—	294,280
All other borrowings(1)	69,256	69,506	—	—	69,506
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

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

…..2022 FIRST QUARTER SUMMARY OVERVIEW…..AmeriServ Financial, Inc. reported first quarter 2022 net income of $2,418,000 or $0.14 per diluted common share. This performance represents a $337,000 or 16.2% increase from the first quarter of 2021 when net income totaled $2,081,000 or $0.12 per diluted share. This first quarter 2022 net income and earnings per share represented the best quarterly earnings performance since the Company transitioned to the AmeriServ Financial name over 20 years ago. As a result of this improvement in the earnings power of the Company, the Board of Directors increased the quarterly cash dividend by 20% to $0.03 per share to allow our shareholders to directly benefit from these higher earnings. This higher quarterly cash dividend will begin being paid on May 23, 2022 to shareholders of record on May 9, 2022.

We were especially pleased with the professional team effort during a period of volatility in the financial markets. Our business lenders and asset quality team have been intensely involved in lending to borrowers in industries impacted by the restrictions of the pandemic. It has been a true joint effort between lender and borrower since the initial lockdown of the economy in the spring of 2020. Therefore, it has been gratifying to see many of our significant loans be properly upgraded as their concerns were resolved. The total of payment deferrals has declined to just $7.7 million. Be assured that we will continue the intense monitoring that has produced these positive results.

In addition, we have been very pleased with the performance of our wealth management group. During the first quarter of 2022, our multiple business line structure was tested by an extremely volatile market. Therefore, we are pleased that during the first quarter of 2022, wealth management surpassed the record level of revenue it achieved in 2021. This group is becoming another strong pillar in our corporate structure.

A somewhat new element in the marketplace has been the actions by the federal government to inject economic stimulus funds into the pandemic-impacted money supply. During this period, AmeriServ has been actively lending to consumers and businesses in our markets. The result has been a stable loan portfolio of nearly $1.0 billion supported by our growing storehouse of deposits. Our deposits have stabilized at about $1.1 billion through 2021 and 2022. The real positive here is that AmeriServ has been an active and welcome source of strength in this region during these difficult times.

Our primary goal is to be an institution known for its inherent safety and soundness. It is by being active in our markets that we improve our financial performance and our value to our investing shareholders. There is no way to know how long the pandemic and its aftermath will be with us. The geopolitical world is certainly filled with many risks. Therefore, we are determined to offer a safe and sound regional financial institution with a positive future, as we improve our earnings as demonstrated by this first quarter report.

THREE MONTHS ENDED MARCH 31, 2022 VS. THREE MONTHS ENDED MARCH 31, 2021

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Net income	$2,418	$2,081
Diluted earnings per share	0.14	0.12
Return on average assets (annualized)	0.73%	0.65%
Return on average equity (annualized)	8.48%	8.04%

The Company reported net income of $2,418,000, or $0.14 per diluted common share. This earnings performance represented a $337,000, or 16.2%, increase from the first quarter of 2021 when net income totaled $2,081,000, or $0.12 per diluted common share. The improved earnings performance in the first quarter of 2022 reflects the full benefit of several important strategic actions that the Company executed in 2021 along with the successful management of our asset quality throughout the pandemic. These strategic actions included the completion of a $27 million private placement of subordinated debt which allowed the Company to retire more expensive long-term debt and the use of deposits acquired from our Somerset County branch acquisition to replace more expensive institutional deposits. AmeriServ Financial continues to benefit from strong levels of loans, deposits, and fee income from our wealth management business.

First quarter earnings results reflect the impact of strengthening asset quality, which enabled the Company to recognize a loan loss provision recovery during the first quarter of 2022. Overall, the increase to net interest income, along with the loan loss provision recovery more than offset a lower level of non-interest income and higher non-interest expense resulting in an improved earnings performance for the first quarter of 2022.

…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company’s net interest income performance for the first quarter of 2022 to the first quarter of 2021 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	March 31, 2022	March 31, 2021	Change	% Change
Interest income	$11,028	$11,769	$(741)	(6.3)%
Interest expense	1,261	2,077	(816)	(39.3)
Net interest income	$9,767	$9,692	$75	0.8
Net interest margin	3.14%	3.23%	(0.09)%	N/M

N/M — not meaningful

The Company’s net interest income in the first quarter of 2022 increased by $75,000, or 0.8%, from the prior year’s first quarter while the net interest margin of 3.14% was nine basis points lower than the net interest margin of 3.23% for the first quarter of 2021. The U.S. economy continued its recovery and performed satisfactorily during the first quarter with very little impact from the Omnicron variant as labor markets continued to strengthen and productivity growth remained high. However, uncertainty and volatility remain due to supply chain issues, the Federal Reserve’s action to increase interest rates in March and their plan for additional rate increases throughout 2022, anticipated reduction in the size of the Federal Reserve’s balance sheet, consumer confidence, impacts from Ukraine-Russia conflict, and persistent high inflation.

The size of the Company’s balance sheet remains high by historical standards due to the growth experienced in both total loans and total deposits due to business development efforts and the government’s stimulus programs from the previous two years. However, with government stimulus ending in 2021, both total loans and total deposits have demonstrated stabilization since the second half of last year. First quarter 2022 results were favorably impacted by the strategic actions taken by management in 2021 to lower funding costs and better position the Company to meet the continuing challenge of net interest margin compression. The termination of the Paycheck Protection Program (PPP) caused a reduced level of fee income and was the primary factor causing total interest income to decrease between the first quarter of 2022 and last year’s first quarter. However, deposit and borrowing interest expense declined by more than the decrease in total interest income, resulting in net interest income improving in the first quarter of 2022 compared to last year’s first quarter.

Total average loans in the first quarter of 2022 are slightly lower than the 2021 first quarter average by $2.3 million, or 0.2%. Total loan production has been slower early this year as new originations have been generally offset by loan payoff activity. However, given the core loan growth experienced during 2021 and excluding PPP loans, total average loans in the first quarter of 2022 exceed the 2021 first quarter average by $49.3 million, or 5.4%, as growth of commercial real estate (CRE) and residential mortgage loans more than offset a decrease in the level of commercial & industrial loans. Residential mortgage loan production is down in the first quarter of 2022 when compared to last year’s first quarter. Refinance transactions have been severely impacted with the quick escalation of interest rates since the beginning of 2022. Residential mortgage loan production totaled $8.7 million in the first quarter of 2022 and was 70.8% lower than the production level of $29.7 million achieved in the first quarter of 2021. Total PPP loans averaged $12.1 million in the first quarter of 2022, representing a decrease of $51.6 million, or 81.1%, from the first quarter of last year. Additionally, on an end of period basis, the total volume of PPP loans is only $7.8 million as we continue to work with our customers through the SBA forgiveness process. Overall, despite the higher average volumes of CRE and residential mortgage loans, total loan interest income declined by $831,000, or 8.0%, in the 2022 first quarter compared to the 2021 first quarter. This decrease is primarily due to the Company recording a total of $240,000 of processing fee income and interest income from PPP lending activity in the 2022 first quarter, which is $657,000, or 73.2%, lower than PPP income in the first quarter of 2021. Finally, on an end of period basis, excluding total PPP loans, the total loan portfolio is approximately $51.6 million, or 5.6%, higher since the end of the first quarter of 2021.

Total investment securities averaged $221.5 million for the first quarter of 2022 which is $31.0 million, or 16.3%, higher than the $190.4 million average for last year’s first quarter. The U.S. Treasury yield curve increased and became more favorable for purchasing activity during the first quarter due to the market’s anticipation of the Federal Reserve tightening monetary policy. The two-year to ten-year portion of the curve increased by approximately 70 to 150 basis points since the beginning of the year, with shorter yields in that range increasing to a higher degree than the longer yields. Overall, the higher rates resulted in improved yields for federal agency mortgage-backed securities and federal agency bonds. Management purchased more of these investments for our portfolio and, therefore, was able to more profitably deploy a portion of the increased liquidity on our balance sheet into the securities portfolio as opposed to leaving these funds in low yielding federal funds sold. This redeployment of funds contributed to total securities growing between years. Management also continued to purchase taxable municipals and corporate securities to maintain a well-diversified portfolio. Overall, the average balance of total interest earning assets for the first quarter of 2022 was $44.4 million, or 3.7%, higher than the first quarter of 2021 while total interest income decreased by $741,000, or 6.3%, between years despite the increased average volume.

Our liquidity position continues to be strong as total short-term investments averaged $46.5 million in the first quarter of 2022, which is $15.7 million, or 50.8%, higher than the 2021 first quarter average. Although eased somewhat by the additional investment in the securities portfolio, the challenges remain as to the uncertainty regarding the duration that these increased funds will remain on the balance sheet. Diligent monitoring and management of our short-term investment position remains a priority. Continued loan growth and prudent investment in securities are critical to achieve the best return on the remaining liquid funds with management expecting to continue to be active with new security purchases in the second quarter of 2022 given the increase in interest rates.

On the liability side of the balance sheet, total average deposits are $55.5 million, or 5.0%, higher in the first quarter of 2022 compared to the first quarter of 2021. The higher deposit volume reflects the continued favorable impact of government stimulus which provided support to many Americans and financial assistance to municipalities and school districts during the pandemic. Deposit volumes were also favorably impacted by the Company’s successful business development efforts and the 2021 Somerset County branch acquisition. Overall, the loan to deposit ratio averaged 84.5% in the first quarter of 2022, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community as the economy improves.

Total interest expense for the first quarter of 2022 decreased by $816,000, or 39.3%, when compared to the first quarter of 2021, due to lower levels of both deposit and borrowing interest expense. Deposit interest expense was lower by $606,000, or 43.2%, despite the higher volume of total deposits reflecting new deposit inflows as well as the loyalty of the bank’s core deposit base. Also, the late third quarter 2021 maturity of a large, high-cost institutional deposit, which was replaced by lower cost funds from the branch acquisition, resulted in significant interest expense savings. While the low interest rate environment caused net interest margin challenges, the low rates have allowed management to somewhat offset this pressure by effectively executing several deposit product pricing reductions. As a result, the Company experienced deposit cost relief. Specifically, our total deposit cost averaged 0.28% in the first quarter of 2022 compared to 0.52% in the first quarter of 2021, representing a meaningful decrease of 24 basis points. Overall, management believes that total deposit cost has bottomed out given the recent increase to national interest rates and the expectation of additional short-term interest rate increases by the Federal Reserve throughout 2022. However, given the Company’s strong liquidity position, along with that of the banking industry, we expect that deposit rate increases will occur in a slow controlled manner.

Total borrowings interest expense decreased by $210,000, or 31.1%, when comparing the first quarter of 2022 to last year’s first quarter. The decrease between years results from the favorable impact of the 2021 subordinated debt offering which was used to replace higher cost debt. This transaction effectively lowered debt cost on these long-term funds by nearly 4.00%. This savings is recognized even though the size of the new subordinated debt is $7 million higher than the debt instruments it replaced. The remaining portion of the favorable variance in borrowings interest expense between the first quarter of 2022 and the first quarter of 2021 is due to reduced interest expense from Federal Home Loan Bank (FHLB) borrowings. The average balance of total short-term and FHLB borrowings is lower in the first quarter of 2022 by $18.9 million, or 31.5%, as strength of the Company’s liquidity position allows management to let higher cost FHLB term advances mature and not be replaced.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three month periods ended March 31, 2022 and 2021 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended March 31, 2022 and 2021 was $4,000 and $5,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended March 31 (In thousands, except percentages)

	2022			2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$979,548	$9,500	3.89%	$981,877	$10,332	4.22%
Short-term investments and bank deposits	46,531	18	0.15	30,852	8	0.10
Investment securities – AFS	166,068	1,123	2.71	145,917	1,088	2.98
Investment securities – HTM	55,391	391	2.82	44,529	346	3.11
Total investment securities	221,459	1,514	2.74	190,446	1,434	3.01
Total interest earning assets/interest income	1,247,538	11,032	3.55	1,203,175	11,774	3.93
Non-interest earning assets:
Cash and due from banks	17,765			18,071
Premises and equipment	17,376			17,983
Other assets	81,563			70,260
Allowance for loan losses	(12,511)			(11,582)
TOTAL ASSETS	$1,351,731			$1,297,907
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$229,273	$69	0.12%	$195,972	$60	0.12%
Savings	135,887	33	0.09	115,632	38	0.13
Money markets	291,139	160	0.22	246,895	172	0.28
Time deposits	289,745	534	0.75	349,605	1,132	1.31
Total interest bearing deposits	946,044	796	0.34	908,104	1,402	0.63
Short-term borrowings	—	—	—	1,180	1	0.39
Advances from Federal Home Loan Bank	41,195	176	1.80	58,949	237	1.63
Guaranteed junior subordinated deferrable interest debentures	—	—	—	13,085	280	8.57
Subordinated debt	27,000	263	3.90	7,650	130	6.80
Lease liabilities	3,532	26	2.87	3,841	27	2.83
Total interest bearing liabilities/interest expense	1,017,771	1,261	0.50	992,809	2,077	0.85
Non-interest bearing liabilities:
Demand deposits	212,895			195,305
Other liabilities	5,407			4,862
Shareholders’ equity	115,658			104,931
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,351,731			$1,297,907
Interest rate spread			3.05			3.08
Net interest income/ Net interest margin (non-GAAP)		9,771	3.14%		9,697	3.23%
Tax-equivalent adjustment		(4)			(5)
Net Interest Income (GAAP)		$9,767			$9,692

…..PROVISION FOR LOAN LOSSES…..The Company recorded a $400,000 loan loss provision recovery in the first quarter of 2022 as compared to a $400,000 provision expense in the first quarter of 2021, representing an $800,000 favorable shift between years. The 2022 provision recovery reflects improved credit quality for the overall portfolio due to several loan upgrades, relative stability in the loan portfolio size, and especially lower levels of criticized assets and delinquent loans since the fourth quarter of 2021. As demonstrated historically, the Company continues its strategic conviction that a strong allowance for loan losses is needed, which has proven to be essential given the support provided to certain borrowers as they fully recover from the COVID-19 pandemic. Overall, we believe that non-performing assets remain well controlled totaling $3.4 million, or 0.35% of total loans, on March 31, 2022. The Company continues to experience low net loan charge-offs, which were $76,000, or 0.03% of total average loans, in the first quarter of 2022 and compares favorably to net loan charge-offs of $114,000, or 0.05% of total average loans, for the first quarter of 2021. Even though the Company recognized a loan loss provision recovery during the first quarter, the balance in the allowance for loan losses at March 31, 2022 is still higher than the balance of the allowance at March 31, 2021 by $291,000, or 2.5%.

The Company remains committed to prudently working with our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. On March 31, 2022, loans totaling approximately $7.7 million, or only 0.8% of total loans, were on a payment modification plan. These loans include five commercial borrowers primarily in the hospitality and personal care industries. Management continues to carefully monitor asset quality with a particular focus on these customers that have requested payment deferrals. The Asset Quality Task Force is meeting at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers. In summary, the allowance for loan losses provided 351% coverage of non-performing assets, and 1.22% of total loans, on March 31, 2022, compared to 373% coverage of non-performing assets, and 1.26% of total loans, on December 31, 2021.

…..NON-INTEREST INCOME…..Non-interest income for the first quarter of 2022 totaled $4.3 million and decreased by $279,000, or 6.0%, from the first quarter of 2021 performance. Factors contributing to the lower level of non-interest income for the quarter included:

●	a $400,000, or 80.8%, decrease in net gains on loans held for sale due to the lower level of residential mortgage loan production which reflects a reduced level of mortgage loan refinance activity. The reduced level of mortgage loan production also caused mortgage related fees to decline by $97,000, or 74.6%;
●	a $293,000, or 10.2%, increase in wealth management fees as the entire wealth management group continues to perform exceptionally well, actively working for clients to increase the value of their holdings in the financial markets and adding new business. The fair market value of wealth management assets declined since the fourth quarter of 2021 and totaled $2.6 billion but has increased from the early pandemic fair market value low point on March 31, 2020 by $649.1 million, or 32.7%;
●	a $123,000, or 37.0%, decrease in revenue from bank owned life insurance after the Company received a death claim during last year’s first quarter; and
●	a $71,000, or 35.3%, increase in service charges on deposit accounts as consumers are more active this year, increasing their spending habits.

…..NON-INTEREST EXPENSE….. Non-interest expense for the first quarter of 2022 totaled $11.5 million and increased by $174,000, or 1.5%, from the prior year’s first quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	a $464,000, or 6.7%, increase in salaries and employee benefits expense. Within total salaries & benefits expense, salaries cost increased by $369,000 due to merit increases and slightly higher full-time equivalent employees. Also, there were additional increases to payroll taxes and health care costs. Partially offsetting these higher costs within salaries & benefits was lower incentive compensation by $107,000, or 19.6%, due to the reduced level of loan production;
●	a $265,000, or 21.3%, decrease in other expense due to a lower level of pension related costs by $272,000 as a result of the improved asset returns within the pension plan. Other expense was also favorably impacted by a $41,000 credit for the unfunded commitment reserve after $37,000 of expense was recognized in the first quarter of last year, resulting in a $78,000 favorable shift;

●	no additional costs in 2022 related to the branch acquisition after $110,000 of expense was recognized in the first quarter of 2021; and
●	a $61,000, or 9.0%, increase in net occupancy expense due to increased utilities cost along with maintenance and repair expense which was primarily related to the new branch office.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $605,000, or an effective tax rate of 20.0%, in the first quarter of 2022. This compares to an income tax expense of $520,000, or an effective tax rate of 20.0%, for the first quarter of 2021.

…..SEGMENT RESULTS.…..The community banking segment reported a net income contribution of $3,187,000 in the first quarter of 2022 which was lower by $133,000 from the first quarter of last year. The decline between years is due to a lower level of total revenue which more than offset the favorable impact of the recognition of a loan loss provision recovery in the first quarter of 2022 and a decreased level of non-interest expense. Net interest income declined between years as the reduction to total interest income more than offset the reduction to total interest expense. The primary reason for the lower level of total interest income was due to a reduced receipt of PPP processing fees and interest income, which totaled $240,000 in the first quarter of 2022 and was lower by $657,000 from the first quarter 2021 level. Also, a lower balance of commercial & industrial loans due to increased payoff activity combined with the lower interest rate environment pressuring loan yields resulted in an additional $198,000 reduction in loan interest income. This segment, however, was favorably impacted by the strong production of both commercial real estate loans and residential real estate loans that occurred throughout 2021, which resulted in the first quarter 2022 average balance for both of these loan categories exceeding the 2021 first quarter average balance by $63.6 million. Total interest income from CRE and residential mortgage loans was $115,000 higher in the first quarter of 2022 compared to the first quarter of 2021. Also, favorably impacting net interest income and partially offsetting the lower level of total interest income was this segment experiencing deposit cost relief. Total deposit interest expense decreased between years due to management’s action to lower pricing of several deposit products, given the low interest rate environment. The decrease to total deposit interest expense occurred even though total average deposits in the first quarter of 2022 exceeded the 2021 first quarter average by $55.5 million. This segment was also favorably impacted by management electing to replace the third quarter of 2021 maturity of a high cost, large institutional deposit with the additional deposits obtained from the 2021 Somerset County branch acquisition. The maturity of this large deposit customer account resulted in $240,000 of interest expense savings. Overall, total deposit interest expense is $606,000 lower between quarters. This segment was also favorably impacted by the Company recording a $400,000 loan loss provision revovery in the first quarter of 2022 compared to a $400,000 provision expense in first quarter of 2021. This was discussed previously in the Provision for Loan Losses section within this document. Non-interest income was unfavorably impacted by a reduced level of loan sale gain income by $400,000 due to the lower level of residential mortgage loan production between years, which also caused mortgage related fees to decline by $97,000. This segment was also unfavorably impacted by lower levels of income from bank owned life insurance (BOLI). Overall, these unfavorable items more than offset the favorable impact of higher service charges on deposit accounts by $71,000. Non-interest expense compares favorably after the Company had additional costs for the the branch acquisition in the first quarter of 2021 while there were no such costs in 2022. This segment was favorably impacted by reduced incentive compensation and pension expense. Other expense was also favorably impacted by a $41,000 credit for the unfunded commitment reserve after $37,000 of expense was recognized in the first quarter of last year, resulting in a $78,000 favorable shift. These favorable items were partially offset by higher salaries cost.

The wealth management segment’s net income contribution was $723,000 in the first quarter of 2022 which was $61,000 higher than the first quarter of 2021. The increase is due to wealth management fees increasing as the entire wealth management group has performed exceptionally well through the pandemic, actively working with clients to increase the value of their holdings in the financial markets and adding new business. Slightly offsetting this favorable performance were higher levels of professional fees, total employee costs and meals & travel related expenses for business development. Overall, the fair market value of trust assets under administration totaled $2.6 billion at March 31, 2022, an improvement from the early pandemic fair market value low point at March 31, 2020, exceeding by $649.1 million, or 32.7%.

The investment/parent segment reported a net loss of $1,492,000 in the first quarter of 2022 which is a lower loss by $409,000 than the first quarter of 2021. The reduced loss results from lower borrowings interest expense primarily due to the favorable impact of the 2021 subordinated debt offering which was used to replace higher cost debt. This transaction effectively lowered debt cost on long-term funds by nearly 4.00%. The remaining portion of the favorable variance in borrowings interest expense between the first quarter of 2022 and the first quarter of 2021 is due to reduced interest expense from Federal Home Loan Bank (FHLB) borrowings. Finally, and also contributing to the reduced loss in this segment, was an increase in interest income from the securities portfolio due to the higher average volume of total securities. The increase to the U.S. Treasury yield curve resulted in improved yields for federal agency mortgage-backed securities and federal agency bonds making purchases of these investments more attractive. Therefore, management was able to more profitably deploy a portion of the increased liquidity on our balance sheet into the securities portfolio.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.3 billion at March 31, 2022, which decreased by $4.3 million, or 0.3%, from the December 31, 2021 asset level. This change was related, primarily, to decreased levels of cash and cash equivalents and loans which were partially offset by increased levels of investment securities and other assets. Specifically, cash and cash equivalents decreased $9.0 million, or 21.9%, as the U.S. Treasury yield curve increased during the first quarter allowing management to purchase investment securities to more profitably deploy a portion of the increased liquidity on the Company’s balance sheet. This redeployment of funds contributed to total investment securities growing by $6.4 million, or 2.9%. Loans, net of unearned fees, and loans held for sale decreased by $7.3 million, or 0.7%, as total loan production has been slower early this year as new originations have been generally offset by loan payoff activity. Finally, other assets increased $4.7 million, or 18.8%, as a result of an increase in the interest rate swap asset fair value as well as an increase in the positive balance of the accrued pension liability, which totaled $22.4 million and $19.5 million as of March 31, 2022 and December 31, 2021, respectively. Due to the positive (debit) balance of the accrued pension liability, it was reclassified to other assets on the Consolidated Balance Sheets.

Total deposits increased by $1.5 million, or 0.1%, in the first three months of 2022. This reflects new deposit inflows as well as the loyalty of the Company’s core deposit base. Deposit volumes were favorably impacted by the government stimulus which provided support to many Americans and financial assistance to municipalities and schools districts during the pandemic. However, with government stimulus ending in 2021, deposit balances have demonstrated stabilization. As of March 31, 2022, the 25 largest depositors represented 18.3% of total deposits, which is a slight decrease from December 31, 2021 when it was 18.9%. Total borrowings have decreased by $4.9 million, or 6.7%, since year-end 2021. The decrease was driven by a lower level of FHLB term advances. Specifically, FHLB term advances decreased by $4.8 million, or 11.2%, and totaled $37.9 million at March 31, 2022. The current strong liquidity position has allowed the Company to let higher cost FHLB term advances mature and not be replaced. However, the Company does continue to utilize the FHLB term advances to help manage interest rate risk.

The Company’s total shareholders’ equity decreased by $2.9 million, or 2.5%, over the first three months of 2022. The decrease in capital during the first quarter of 2022 is the result of the negative impact on accumulated other comprehensive loss due to the reduced market value of the available for sale investment securities portfolio. This decrease more than offset the Company’s improved first quarter earnings performance. As a result of the improvement in the earnings power of the Company, the Board of Directors increased the quarterly common stock cash dividend by 20% in order to allow our shareholders to directly benefit from these higher earnings.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 14.01%, and a common equity tier 1 capital ratio of 10.35% at March 31, 2022. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of March 31, 2022, the Company’s book value per common share was $6.65 and its tangible book value per common share (non-GAAP) was $5.84. When compared to December 31, 2021, book value per common share declined by $0.17 per common share and tangible book value per common share declined by $0.18 per common share. The tangible common equity to tangible assets ratio (non-GAAP) was 7.58% at March 31, 2022 and decreased by 20 basis points when compared to December 31, 2021.

The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The Company believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition.  This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.  Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures, and, because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at March 31, 2022 and December 31, 2021 (in thousands, except share and ratio data):

	March 31,	December 31,
	2022	2021
Total shareholders’ equity	$113,692	$116,549
Less: Intangible assets	13,761	13,769
Tangible common equity	99,931	102,780
Total assets	1,331,265	1,335,560
Less: Intangible assets	13,761	13,769
Tangible assets	1,317,504	1,321,791
Tangible common equity ratio (non-GAAP)	7.58%	7.78%
Total shares outstanding	17,109,084	17,081,500
Tangible book value per share (non-GAAP)	$5.84	$6.02

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2022	2021	2021
Total accruing loan delinquency (past due 30 to 89 days)	$4,285	$6,336	$1,443
Total non-accrual loans	3,401	3,323	4,172
Total non-performing assets including TDRs*	3,401	3,323	4,245
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.44%	0.64%	0.15%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.35	0.34	0.42
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned and repossessed assets*	0.35	0.34	0.43
Non-performing assets as a percentage of total assets*	0.26	0.25	0.32
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.03	—	0.05
Annualized provision for loan losses	(0.17)	0.11	0.17
Total classified loans (loans rated substandard or doubtful)**	$20,790	$17,009	$12,320
*

Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned and repossessed assets.

**	Total classified loans include non-performing residential mortgage and consumer loans.

Overall, the Company continued to maintain good asset quality in the first three months of 2022 as evidenced by low levels of non-accrual loans, non-performing assets, and loan delinquency levels that continue to be below 1% of total loans. The decrease in accruing loan delinquency is primarily attributable to a decrease in residential mortgage loan delinquency and, to a lesser extent, commercial loan delinquency. The increase in classified loans is the result of the risk rating downgrade of a commercial and industrial loan relationship during the first quarter of 2022.

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

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2022, the 25 largest credits represented 21.5% of total loans outstanding, which represents a decrease from the first quarter of 2021 when it was 21.9%.

…..ALLOWANCE FOR LOAN LOSSES…..The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2022	2021	2021
Allowance for loan losses	$11,922	$12,398	$11,631
Allowance for loan losses as
a percentage of each of the following:
total loans, net of unearned income	1.22%	1.26%	1.18%
total accruing delinquent loans
(past due 30 to 89 days)	275.91	195.68	806.03
total non-accrual loans	350.54	373.10	278.79
total non-performing assets	350.54	373.10	273.99

The Company recorded a $400,000 loan loss provision recovery in the first three months of 2022 compared to a $400,000 provision expense in the first three months of 2021. As demonstrated historically, the Company continues its strategic conviction that a strong allowance for loan losses is needed, which has proven to be essential as we continue to support certain borrowers as they fully recover from the COVID-19 pandemic. The 2022 provision recovery reflects improved credit quality for the overall portfolio due to several loan upgrades, relative stability in the loan portfolio size, and especially lower levels of criticized assets and delinquent loans since the fourth quarter of 2021. This is a reflection of the Company’s loan officers working effectively with our customers as the economy improves and as businesses return to normal operations. Even though the Company recognized a loan loss provision recovery during the first quarter, the balance in the allowance for loan losses at March 31, 2022 is still higher than the balance of the allowance at March 31, 2021 by $291,000, or 2.5%. The Company’s asset quality continues to remain strong as evidenced by low levels of net loan charge-offs and non-performing assets.

…..LIQUIDITY…..The Company’s liquidity position continues to be strong due to effective business development efforts as well as management’s ability to retain the significant influx of deposits that resulted from the government stimulus programs. Also, deposit levels were positively impacted in the second quarter of 2021 by the Somerset County branch acquisition which more than offset the third quarter 2021 maturity of the high cost, institutional deposit. In addition, the Company’s loyal core deposit base continues to prove to be a source of strength for the Company during periods of market volatility. As a result, the Company continued to experience significantly higher than historical levels of total average deposits in the first quarter of 2022 versus 2021. Total deposits averaged $1.2 billion for the first quarter of 2022 and were $55.5 million, or 5.0%, higher than the first quarter average in 2021. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth. Average short-term investments grew during the first quarter of 2022 and continue to be higher than they have been historically. Although eased somewhat by the additional investment in the securities portfolio, the challenge remains as to the uncertainty regarding the duration that these increased funds will remain on the balance sheet which will be determined by customer behavior as the economic conditions change. Diligent monitoring and management of our short-term investment position remains a priority. Continued loan growth and prudent investment in securities are critical to achieve the best return on the remaining liquid funds with management expecting to continue to be active with new security purchases in the second quarter of 2022 given the increase in interest rates. On an end of period basis, at March 31, 2022, total interest bearing deposits and short-term investments decreased by $2.8 million since December 31, 2021. Given the increase to national interest rates during the first quarter of 2022, a portion of the increased balance sheet liquidity was invested in additional securities to more profitably deploy the increased liquidity. In addition, total loan production was slow during the first quarter of 2022, resulting in a decrease in the total loan portfolio since the end of 2021, while total deposits remained relatively stable, increasing slightly by $1.5 million. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 84.5% in the first quarter of 2022, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community as the economy improves. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents decreased by $9.0 million from December 31, 2021, to $32.1 million at March 31, 2022, due to $7.2 million of net cash used in investing activities and $3.6 million of net cash used in financing activities more than offsetting $1.8 million of net cash provided by operating activities. Within investing activities, cash advanced for new loans originated totaled $43.9 million and was $6.8 million lower than the $50.7 million of cash received from loan principal payments. Within financing activities, total FHLB borrowings decreased by $4.8 million while total deposits increased by $1.5 million. Within operating activities, $3.8 million of mortgage loans held for sale were originated while $4.6 million of mortgage loans were sold into the secondary market.

The holding company had $9.7 million of cash, short-term investments, and investment securities at March 31, 2022, which represents a $350,000 increase from the holding company’s cash position since the end of the fourth quarter of 2021. Dividend payments from our subsidiaries also provide ongoing cash to the holding company. At March 31, 2022, our subsidiary Bank had $11.3 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments, and its new increased dividend payout level with respect to its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $32.1 million and $41.1 million at March 31, 2022 and December 31, 2021, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At March 31, 2022, the Company had $378 million of overnight borrowing availability at the FHLB, $43 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.35%, the tier 1 capital ratio was 10.35%, and the total capital ratio was 14.01% at March 31, 2022. The Company’s tier 1 leverage ratio was 8.32% at March 31, 2022. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2022. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 340% of regulatory capital at March 31, 2022. Our focus is on preserving capital to support customer lending and allow the Company to take advantage of opportunities that should result from the continued improvement in the economy. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its new increased rate of $0.03 per quarter. At March 31, 2022, the Company had approximately 17.1 million common shares outstanding.

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

	VARIABILITY OF	CHANGE IN
	NET INTEREST	MARKET VALUE OF
INTEREST RATE SCENARIO	INCOME	PORTFOLIO EQUITY
200 bp increase	3.7%	18.5%
100 bp increase	1.7	10.4
100 bp decrease	(4.4)	(13.9)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and the scheduled repricing of loans tied to an index, such as LIBOR or prime. Also, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates. The fed funds rate is currently at a targeted range of 0.25% to 0.50% as the Federal Reserve took action in March 2022 to increase the rate 25 basis points. Further, there is an expectation of additional short-term interest rate increases by the Federal Reserve throughout 2022. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $241.6 million and standby letters of credit of $12.1 million as of March 31, 2022. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

ACCOUNT — Pension liability

BALANCE SHEET REFERENCE — Other assets

INCOME STATEMENT REFERENCE — Salaries and employee benefits and Other expense

DESCRIPTION

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. Additionally, pension expense can also be impacted by settlement accounting charges if the amount of employee selected lump sum distributions exceed the total amount of service and interest component costs of the net periodic pension cost in a particular year. Our pension benefits are described further in Note 17 of the Notes to Unaudited Consolidated Financial Statements.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $9.2 million, or 77%, of the total allowance for loan losses at March 31, 2022 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of March 31, 2022, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At March 31, 2022, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2022, are effective.

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
101

The following information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: May 11, 2022	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: May 11, 2022	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer