Form 10-Q
period 2022-06-30
AMERISERV FINANCIAL INC /PA/
filed 2022-08-10
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2022
Common Stock, par value $0.01	17,109,097

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from depository institutions	$18,318	$24,748
Interest bearing deposits	10,714	10,942
Short-term investments	—	5,411
Cash and cash equivalents	29,032	41,101
Investment securities:
Available for sale, at fair value	172,252	163,171
Held to maturity (fair value $55,115 on June 30, 2022 and $55,516 on December 31, 2021)	59,003	53,751
Loans held for sale	1,254	983
Loans	964,797	985,880
Less: Unearned income	464	826
Less: Allowance for loan losses	11,568	12,398
Net loans	952,765	972,656
Premises and equipment:
Operating lease right-of-use asset	666	667
Financing lease right-of-use asset	2,548	2,684
Other premises and equipment, net	14,275	14,082
Accrued interest income receivable	4,094	3,984
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	142	158
Bank owned life insurance	39,475	38,842
Net deferred tax asset	2,779	—
Federal Home Loan Bank stock	2,388	2,692
Federal Reserve Bank stock	2,125	2,125
Other assets	24,993	25,053
TOTAL ASSETS	$1,321,402	$1,335,560
LIABILITIES
Non-interest bearing deposits	$217,149	$211,106
Interest bearing deposits	925,607	928,272
Total deposits	1,142,756	1,139,378
Short-term borrowings	—	—
Advances from Federal Home Loan Bank	34,028	42,653
Operating lease liabilities	679	682
Financing lease liabilities	2,791	2,899
Subordinated debt	26,624	26,603
Total borrowed funds	64,122	72,837
Net deferred tax liability	—	934
Other liabilities	8,132	5,862
TOTAL LIABILITIES	1,215,010	1,219,011
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,737,916 shares issued and 17,109,097 shares outstanding on June 30, 2022; 26,710,319 shares issued and 17,081,500 shares outstanding on December 31, 2021	267	267
Treasury stock at cost, 9,628,819 shares on June 30, 2022 and December 31, 2021	(83,280)	(83,280)
Capital surplus	146,175	146,069
Retained earnings	63,463	60,005
Accumulated other comprehensive loss, net	(20,233)	(6,512)
TOTAL SHAREHOLDERS' EQUITY	106,392	116,549
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,321,402	$1,335,560

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$9,725	$10,283	$19,221	$20,610
Interest bearing deposits	1	3	2	4
Short-term investments	63	8	80	15
Investment securities:
Available for sale	1,304	1,171	2,427	2,259
Held to maturity	434	373	825	719
Total Interest Income	11,527	11,838	22,555	23,607
INTEREST EXPENSE
Deposits	956	1,306	1,752	2,708
Short-term borrowings	3	—	3	1
Advances from Federal Home Loan Bank	156	227	332	464
Financing lease liabilities	25	27	51	54
Guaranteed junior subordinated deferrable interest debentures	—	281	—	561
Subordinated debt	263	130	526	260
Total Interest Expense	1,403	1,971	2,664	4,048
Net Interest Income	10,124	9,867	19,891	19,559
Provision (credit) for loan losses	(325)	100	(725)	500
Net Interest Income after Provision (Credit) for Loan Losses	10,449	9,767	20,616	19,059
NON-INTEREST INCOME
Wealth management fees	2,976	3,022	6,141	5,894
Service charges on deposit accounts	263	224	535	425
Net gains on loans held for sale	35	122	130	617
Mortgage related fees	32	99	65	229
Net realized gains on investment securities	—	84	—	84
Bank owned life insurance	231	218	440	550
Other income	601	630	1,162	1,214
Total Non-Interest Income	4,138	4,399	8,473	9,013
NON-INTEREST EXPENSE
Salaries and employee benefits	6,963	6,867	14,368	13,808
Net occupancy expense	697	649	1,438	1,329
Equipment expense	415	403	812	793
Professional fees	1,510	1,396	2,834	2,710
Supplies, postage and freight	144	149	309	328
Miscellaneous taxes and insurance	349	312	672	604
Federal deposit insurance expense	130	155	275	310
Branch acquisition costs	—	193	—	303
Other expense	1,902	1,914	2,881	3,158
Total Non-Interest Expense	12,110	12,038	23,589	23,343

PRETAX INCOME	2,477	2,128	5,500	4,729
Provision for income taxes	496	420	1,101	940
NET INCOME	$1,981	$1,708	$4,399	$3,789
PER COMMON SHARE DATA:
Basic:
Net income	$0.12	$0.10	$0.26	$0.22
Average number of shares outstanding	17,109	17,073	17,102	17,068
Diluted:
Net income	$0.12	$0.10	$0.26	$0.22
Average number of shares outstanding	17,149	17,131	17,148	17,114

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
COMPREHENSIVE (LOSS) INCOME
Net income	$1,981	$1,708	$4,399	$3,789
Other comprehensive (loss) income
Pension obligation change for defined benefit plan	(5,681)	5,210	(4,518)	5,768
Income tax effect	1,193	(1,094)	949	(1,211)
Unrealized holding gains (losses) on available for sale securities arising during period	(5,433)	735	(12,851)	(773)
Income tax effect	1,141	(154)	2,699	163
Reclassification adjustment for net realized gains on available for sale securities included in net income	—	(84)	—	(84)
Income tax effect	—	18	—	18
Other comprehensive (loss) income	(8,780)	4,631	(13,721)	3,881
Comprehensive (loss) income	$(6,799)	$6,339	$(9,322)	$7,670

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
COMMON STOCK
Balance at beginning of period	$267	$267	$267	$267
New common shares issued for exercise of stock options (13 and 6,000 shares for the three months ended June 30, 2022 and 2021, respectively and 27,597 and 14,856 shares for the six months ended June 30, 2022 and 2021, respectively)	—	—	—	—
Balance at end of period	267	267	267	267
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,280)	(83,280)	(83,280)
Treasury stock purchased	—	—	—	—
Balance at end of period	(83,280)	(83,280)	(83,280)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	146,162	145,997	146,069	145,969
New common shares issued for exercise of stock options (13 and 6,000 shares for the three months ended June 30, 2022 and 2021, respectively and 27,597 and 14,856 shares for the six months ended June 30, 2022 and 2021, respectively)	—	15	80	39
Stock option expense	13	13	26	17
Balance at end of period	146,175	146,025	146,175	146,025
RETAINED EARNINGS
Balance at beginning of period	61,996	56,295	60,005	54,641
Net income	1,981	1,708	4,399	3,789
Cash dividend declared on common stock ($0.030 amd $0.025 per share for the three months ended June 30, 2022 and 2021, respectively and $0.055 amd $0.050 per share for the six months ended June 30, 2022 and 2021, respectively)	(514)	(426)	(941)	(853)
Balance at end of period	63,463	57,577	63,463	57,577
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(11,453)	(13,948)	(6,512)	(13,198)
Other comprehensive (loss) income	(8,780)	4,631	(13,721)	3,881
Balance at end of period	(20,233)	(9,317)	(20,233)	(9,317)
TOTAL SHAREHOLDERS’ EQUITY	$106,392	$111,272	$106,392	$111,272

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$4,399	$3,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(725)	500
Depreciation and amortization expense	1,029	1,021
Amortization expense of core deposit intangible	16	3
Amortization of fair value adjustment on acquired time deposits	(63)	(15)
Net amortization of investment securities	63	120
Net realized gains on investment securities — available for sale	—	(84)
Net gains on loans held for sale	(130)	(617)
Net amortization of deferred loan fees	(396)	(737)
Origination of mortgage loans held for sale	(7,518)	(10,620)
Sales of mortgage loans held for sale	7,377	17,334
(Increase) decrease in accrued interest receivable	(110)	183
Decrease in accrued interest payable	(346)	(604)
Earnings on bank-owned life insurance	(440)	(550)
Deferred income taxes	455	905
Stock compensation expense	26	17
Net change in operating leases	(48)	(47)
Other, net	(2,541)	(1,347)
Net cash provided by operating activities	1,048	9,251
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(34,396)	(45,456)
Purchase of investment securities — held to maturity	(7,114)	(11,275)
Proceeds from maturities of investment securities — available for sale	12,427	21,965
Proceeds from maturities of investment securities — held to maturity	1,836	1,905
Proceeds from sales of investment securities — available for sale	—	960
Purchase of regulatory stock	(1,100)	(738)
Proceeds from redemption of regulatory stock	1,404	2,662
Long-term loans originated	(104,816)	(163,670)
Principal collected on long-term loans	125,814	143,733
Purchases of premises and equipment	(1,033)	(625)
Proceeds from sale of other real estate owned and repossessed assets	14	—
Cash acquired in branch acquisition, net	—	40,431
Proceeds from life insurance policies	—	645
Net cash used in investing activities	(6,964)	(9,463)
FINANCING ACTIVITIES
Net increase in deposit balances	3,441	71,405
Net decrease in other short-term borrowings	—	(24,702)
Principal repayments on advances from Federal Home Loan Bank	(8,625)	(16,840)
Principal payments on financing lease liabilities	(108)	(104)
Stock options exercised	80	39
Common stock dividend paid	(941)	(853)
Net cash (used in) provided by financing activities	(6,153)	28,945
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,069)	28,733
CASH AND CASH EQUIVALENTS AT JANUARY 1	41,101	31,504
CASH AND CASH EQUIVALENTS AT JUNE 30	$29,032	$60,237

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank) and AmeriServ Trust and Financial Services Company (the Trust Company). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.4 billion and $2.7 billion that are not reported on the Company’s Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, respectively.

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

Our team, under the direction of senior management, has completed the initial data gap assessment, enhancement of existing data, finalizing the loan segmentation selections, and analyzing the methodology options regarding the calculation of expected credit losses. After analyzing our data and the nature of our portfolio in relation to the CECL transition, the team agreed to utilize the static pool analysis (cohort) method. This methodology most closely aligns with the Company’s current methodology leveraged in our incurred loss model calculation. The Company’s current methodology will be adjusted to appropriately incorporate and comply with ASU 2016-13 and, thus, offers an effective and efficient path to CECL compliance.

The static pool analysis methodology captures loans that qualify for a segment (i.e. balance of a pool of loans with similar risk characteristics) as of a point in time to form a cohort, then tracks that cohort over their remaining lives to determine their loss behavior. The remaining lifetime loss rate is then applied to current loans that qualify for the same segmentation criteria to form a remaining life expectation on current loans. The Company is working to determine preliminary expected loss estimates under the CECL methodology. However, such estimates are subject to significant change as we continue to finalize the judgmental qualitative factors. The Company will continue to make refinements to its expected credit loss estimates throughout the remainder of 2022.

Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for held to maturity (HTM) debt securities. Based on the credit quality of the Company’s HTM debt securities portfolio, we do not expect the ACL to be significant.

The ultimate impact of adoption on January 1, 2023 could be significantly different than our current expectation as our modeling processes will be significantly influenced by the composition, characteristics and quality of our loan and HTM securities portfolios as well as the prevailing economic conditions and forecasts at that time.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of an existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments of ASC 326 require that an entity disclose current-period gross writeoffs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments of ASU 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations which will be adopted with ASU 2016-13 effective January 1, 2023.

4.    Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers – Topic 606, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 75.3% of the total revenue of the Company.

Non-interest income within the scope of Topic 606 are as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of June 30, 2022 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts - The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income - Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders which allows our customers to access their account electronically at ATMs and POS terminals. Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied its performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six month periods ending June 30, 2022 and 2021 (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Non-interest income:
In-scope of Topic 606
Wealth management fees	$2,976	$3,022	$6,141	$5,894
Service charges on deposit accounts	263	224	535	425
Other	511	520	983	962
Non-interest income (in-scope of topic 606)	3,750	3,766	7,659	7,281
Non-interest income (out-of-scope of topic 606)	388	633	814	1,732
Total non-interest income	$4,138	$4,399	$8,473	$9,013

5.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three month periods ending June 30, 2022 and 2021, options to purchase 22,000 common shares, with an exercise price of $4.00 to $4.22, and options to purchase 12,000 common shares, with an exercise price of $4.19 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. For the six month periods ending June 30, 2022 and 2021, options to purchase 12,000 common shares, with an exercise price of $4.19 to $4.22, and options to purchase 22,000 common shares, with an exercise price of $4.00 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Numerator:
Net income	$1,981	$1,708	$4,399	$3,789
Denominator:
Weighted average common shares outstanding (basic)	17,109	17,073	17,102	17,068
Effect of stock options	40	58	46	46
Weighted average common shares outstanding (diluted)	17,149	17,131	17,148	17,114
Earnings per common share:
Basic	$0.12	$0.10	$0.26	$0.22
Diluted	0.12	0.10	0.26	0.22

6.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made $600,000 in income tax payments in the first six months of 2022 compared to no income tax payments in the same 2021 period. The Company made total interest payments of $3,010,000 in the first six months of 2022 compared to $4,625,000 in the same 2021 period. The Company had $14,000 non-cash transfers to other real estate owned (OREO) and repossessed assets in the first six months of 2022 compared to no non-cash transfers in the same 2021 period. During the first six months of 2022, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $45,000. During the first six months of 2021, the Company did not enter into any new lease agreements.

7.    Investment Securities

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale (AFS):

	June 30, 2022
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$10,009	$—	$(723)	$9,286
U.S. Agency mortgage-backed securities	97,467	58	(8,144)	89,381
Municipal	21,543	36	(1,046)	20,533
Corporate bonds	54,329	136	(1,413)	53,052
Total	$183,348	$230	$(11,326)	$172,252

Investment securities held to maturity (HTM):

	June 30, 2022
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(313)	$2,187
U.S. Agency mortgage-backed securities	15,709	27	(1,383)	14,353
Municipal	34,287	64	(2,185)	32,166
Corporate bonds and other securities	6,507	—	(98)	6,409
Total	$59,003	$91	$(3,979)	$55,115

Investment securities available for sale (AFS):

	December 31, 2021
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$7,371	$86	$(70)	$7,387
U.S. Agency mortgage-backed securities	80,136	1,202	(1,171)	80,167
Municipal	20,066	851	(25)	20,892
Corporate bonds	53,843	1,028	(146)	54,725
Total	$161,416	$3,167	$(1,412)	$163,171

Investment securities held to maturity (HTM):

	December 31, 2021
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(11)	$2,489
U.S. Agency mortgage-backed securities	10,556	203	(115)	10,644
Municipal	33,188	1,734	(103)	34,819
Corporate bonds and other securities	7,507	64	(7)	7,564
Total	$53,751	$2,001	$(236)	$55,516

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At June 30, 2022, 52.2% of the portfolio was rated “AAA” as compared to 47.1% at December 31, 2021. Approximately 13.3% of the portfolio was either rated below “A” or unrated at June 30, 2022 as compared to 14.7% at December 31, 2021.

The Company sold no AFS securities during the second quarter or first six months of 2022. Total proceeds from the sale of AFS securities for the second quarter and first six months of 2021 were $960,000 resulting in $84,000 of gross investment security gains.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $122,240,000 at June 30, 2022 and $122,574,000 at December 31, 2021.

The following tables present information concerning investments with unrealized losses as of June 30, 2022 and December 31, 2021 (in thousands):

Total investment securities:

	June 30, 2022
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$10,599	$(911)	$874	$(125)	$11,473	$(1,036)
U.S. Agency mortgage-backed securities	78,840	(6,307)	15,874	(3,220)	94,714	(9,527)
Municipal	42,300	(3,052)	1,591	(179)	43,891	(3,231)
Corporate bonds and other securities	41,606	(1,446)	1,436	(65)	43,042	(1,511)
Total	$173,345	$(11,716)	$19,775	$(3,589)	$193,120	$(15,305)

Total investment securities:

	December 31, 2021
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$7,419	$(81)	$—	$—	$7,419	$(81)
U.S. Agency mortgage-backed securities	45,422	(972)	6,691	(314)	52,113	(1,286)
Municipal	7,832	(128)	—	—	7,832	(128)
Corporate bonds and other securities	14,558	(92)	2,439	(61)	16,997	(153)
Total	$75,231	$(1,273)	$9,130	$(375)	$84,361	$(1,648)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 376 positions that are considered temporarily impaired at June 30, 2022. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

The interest rate environment and market yields can also have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of June 30, 2022, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.9% of the par value.

Contractual maturities of securities at June 30, 2022 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at June 30, 2022 is 52.0 months and is higher than the duration at December 31, 2021 which was 41.5 months. The duration remains within our internally established guideline to not exceed 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	June 30, 2022
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$5,427	$5,426	$200	$201
After 1 year but within 5 years	36,336	35,632	12,555	12,372
After 5 years but within 10 years	51,117	48,844	24,299	22,908
Over 10 years	90,468	82,350	21,949	19,634
Total	$183,348	$172,252	$59,003	$55,115

8.    Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Commercial:
Commercial and industrial	$133,854	$134,182
Paycheck Protection Program (PPP)	2,242	17,311
Commercial loans secured by owner occupied real estate (1)	87,781	99,644
Commercial loans secured by non-owner occupied real estate (1)	432,831	430,825
Real estate − residential mortgage (1)	292,592	287,996
Consumer	15,033	15,096
Loans, net of unearned income	$964,333	$985,054
(1)	Real estate construction loans constituted 5.1% and 5.6% of the Company’s total loans, net of unearned income as of June 30, 2022 and December 31, 2021, respectively.

Loan balances at June 30, 2022 and December 31, 2021 are net of unearned income of $464,000 and $826,000, respectively. The unearned income balance at June 30, 2022 includes $55,000 of unrecognized fee income from the PPP loan originations compared to $386,000 at December 31, 2021.

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

The following table provides information regarding our potential COVID-19 risk concentrations for commercial and commercial real estate loans by industry type at June 30, 2022 and December 31, 2021 (in thousands).

	June 30, 2022
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$14	$—	$—	$7,695	$7,709
Multifamily/apartments/student housing	—	—	230	75,476	75,706
Office	40,696	—	8,267	26,121	75,084
Retail	7,371	—	15,300	145,239	167,910
Industrial/manufacturing/warehouse	67,318	—	19,069	62,877	149,264
Hotels	—	270	—	41,701	41,971
Eating and drinking places	371	1,972	4,736	1,372	8,451
Personal care	1,037	—	—	2,685	3,722
Amusement and recreation	77	—	3,857	5	3,939
Mixed use	—	—	4,140	51,443	55,583
Other	16,970	—	32,182	18,217	67,369
Total	$133,854	$2,242	$87,781	$432,831	$656,708

	December 31, 2021
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,246	$—	$96	$8,565	$9,907
Multifamily/apartments/student housing	—	—	245	73,912	74,157
Office	37,386	203	8,644	28,500	74,733
Retail	7,253	444	20,439	148,668	176,804
Industrial/manufacturing/warehouse	74,508	5,940	21,468	44,316	146,232
Hotels	154	1,764	—	42,425	44,343
Eating and drinking places	484	6,591	4,537	1,752	13,364
Personal care	1,197	173	—	4,315	5,685
Amusement and recreation	92	53	5,402	12	5,559
Mixed use	—	—	4,031	62,088	66,119
Other	11,862	2,143	34,782	16,272	65,059
Total	$134,182	$17,311	$99,644	$430,825	$681,962

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

In addition, PPP allowed certain eligible borrowers that previously received a PPP loan to apply for a second draw loan with the same general loans terms described above. The maximum loan amount of a second draw PPP loan was 2.5 times, or 3.5 times for borrowers within the hospitality industry, the average monthly 2019 or 2020 payroll costs up to $2.0 million. Eligibility for a second draw PPP loan was based on the following criteria: (a) borrower previously received a first draw PPP loan and used the full amount for only authorized expenditures; (b) borrower has 300 or less employees; and (c) borrower can demonstrate at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020. The PPP loan program expired on May 31, 2021 for originating new loans.

As of June 30, 2022, the Company had 4 PPP loans outstanding totaling $2.2 million and has recorded a total of $136,000 and $376,000 of processing fee income and interest income from PPP lending activity in the second quarter and first six months of 2022, respectively. Also, there is approximately $55,000 of PPP processing fees that will be amortized into income over the time period that the loans remain on our balance sheet or until the PPP loan is forgiven, at which time the remaining fee will be recognized immediately as income.

9.  Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and six month periods ending June 30, 2022 and 2021 (in thousands).

	Three months ended June 30, 2022
	Balance at	Charge-		Provision	Balance at
	March 31, 2022	Offs	Recoveries	(Credit)	June 30, 2022
Commercial	$3,251	$—	$—	$(93)	$3,158
Commercial loans secured by non-owner occupied real estate	5,930	—	13	(227)	5,716
Real estate-residential mortgage	1,465	(23)	4	27	1,473
Consumer	99	(41)	18	26	102
Allocation for general risk	1,177	—	—	(58)	1,119
Total	$11,922	$(64)	$35	$(325)	$11,568

	Three months ended June 30, 2021
	Balance at	Charge-		Provision	Balance at
	March 31, 2021	Offs	Recoveries	(Credit)	June 30, 2021
Commercial	$3,572	$(25)	$—	$(13)	$3,534
Commercial loans secured by non-owner occupied real estate	5,448	—	11	76	5,535
Real estate-residential mortgage	1,329	—	29	30	1,388
Consumer	121	(11)	17	(4)	123
Allocation for general risk	1,161	—	—	11	1,172
Total	$11,631	$(36)	$57	$100	$11,752

	Six months ended June 30, 2022
	Balance at	Charge-		Provision	Balance at
	December 31, 2021	Offs	Recoveries	(Credit)	June 30, 2022
Commercial	$3,071	$(72)	$—	$159	$3,158
Commercial loans secured by non-owner occupied real estate	6,392	—	26	(702)	5,716
Real estate-residential mortgage	1,590	(23)	12	(106)	1,473
Consumer	113	(86)	38	37	102
Allocation for general risk	1,232	—	—	(113)	1,119
Total	$12,398	$(181)	$76	$(725)	$11,568

	Six months ended June 30, 2021
	Balance at	Charge-			Balance at
	December 31, 2020	Offs	Recoveries	Provision	June 30, 2021
Commercial	$3,472	$(147)	$17	$192	$3,534
Commercial loans secured by non-owner occupied real estate	5,373	—	24	138	5,535
Real estate-residential mortgage	1,292	(17)	34	79	1,388
Consumer	115	(35)	31	12	123
Allocation for general risk	1,093	—	—	79	1,172
Total	$11,345	$(199)	$106	$500	$11,752

The Company recorded a $325,000 loan loss provision recovery in the second quarter of 2022 as compared to a $100,000 provision expense recorded in the second quarter of 2021. For the first six months of 2022, the Company recorded a $725,000 provision recovery compared to a $500,000 provision expense recorded in the first six months of 2021, representing a $1.2 million favorable shift between years. The 2022 provision recovery reflects improved credit quality for the overall portfolio due to several loan upgrades, a reduced loan portfolio size due to increased payoff activity, and lower levels of criticized assets. As demonstrated historically, the Company continues its strategic conviction that a strong allowance for loan losses is needed, which has proven to be essential given the support provided to certain borrowers as they fully recover from the COVID-19 pandemic. Overall, we believe that non-performing assets remain well controlled, and such assets totaled $3.2 million, or 0.34% of total loans, at June 30, 2022 compared to $3.3 million, or 0.34% of total loans, at December 31, 2021. It should be noted that the 100% SBA guarantee on PPP loans minimizes the level of credit risk associated with the loans. As a result, such loans are assigned a 0% risk weight for purposes of calculating the Bank’s risk-based capital ratios. Therefore, it was deemed appropriate to not allocate any portion of the loan loss reserve for the PPP loans.

The Company continues to experience low net loan charge-offs, which were $105,000, or 0.02% of total average loans, in the first six months of 2022 and is relatively consistent with net loan charge-offs of $93,000, or 0.02% of total average loans, in the first six months of 2021. Even though the Company recognized a loan loss provision recovery during the first half of the year, the balance of the allowance for loan losses at June 30, 2022 is only slightly lower than the balance of the allowance at June 30, 2021 by $184,000, or 1.6%. The allowance for loan losses provided 357% coverage of non-performing assets, and 1.20% of total loans, at June 30, 2022, compared to 373% coverage of non-performing assets, and 1.26% of total loans, at December 31, 2021.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At June 30, 2022
		Commercial Loans
		Secured by
		Non-Owner	Real Estate-
		Occupied	Residential		Allocation for
	Commercial	Real Estate	Mortgage	Consumer	General Risk	Total
Loans:
Individually evaluated for impairment	$2,087	$5	$—	$—		$2,092
Collectively evaluated for impairment	221,790	432,826	292,592	15,033		962,241
Total loans	$223,877	$432,831	$292,592	$15,033		$964,333
Allowance for loan losses:
Specific reserve allocation	$612	$5	$—	$—	$—	$617
General reserve allocation	2,546	5,711	1,473	102	1,119	10,951
Total allowance for loan losses	$3,158	$5,716	$1,473	$102	$1,119	$11,568

	At December 31, 2021
		Commercial Loans
		Secured by
		Non-Owner	Real Estate-
		Occupied	Residential		Allocation for
	Commercial	Real Estate	Mortgage	Consumer	General Risk	Total
Loans:
Individually evaluated for impairment	$2,165	$5	$—	$—		$2,170
Collectively evaluated for impairment	248,972	430,820	287,996	15,096		982,884
Total loans	$251,137	$430,825	$287,996	$15,096		$985,054
Allowance for loan losses:
Specific reserve allocation	$628	$5	$—	$—	$—	$633
General reserve allocation	2,443	6,387	1,590	113	1,232	11,765
Total allowance for loan losses	$3,071	$6,392	$1,590	$113	$1,232	$12,398

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

	At June 30, 2022
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$2,087	$612	$—	$2,087	$2,254
Commercial loans secured by non-owner occupied real estate	5	5	—	5	26
Total impaired loans	$2,092	$617	$—	$2,092	$2,280

	At December 31, 2021
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$2,165	$628	$—	$2,165	$2,260
Commercial loans secured by non-owner occupied real estate	5	5	—	5	27
Total impaired loans	$2,170	$633	$—	$2,170	$2,287

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Average impaired balance:
Commercial	$2,107	$2,420	$2,126	$1,895
Commercial loans secured by non-owner occupied real estate	5	8	5	8
Average investment in impaired loans	$2,112	$2,428	$2,131	$1,903
Interest income recognized:
Commercial	$—	$1	$—	$13
Commercial loans secured by non-owner occupied real estate	—	—	—	—
Interest income recognized on a cash basis on impaired loans	$—	$1	$—	$13

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

	At June 30, 2022
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$127,901	$—	$5,953	$—	$133,854
Paycheck Protection Program (PPP)	2,242	—	—	—	2,242
Commercial loans secured by owner occupied real estate	86,774	—	1,007	—	87,781
Commercial loans secured by non-owner occupied real estate	411,962	10,199	10,665	5	432,831
Total	$628,879	$10,199	$17,625	$5	$656,708

	At December 31, 2021
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$125,079	$6,722	$738	$1,643	$134,182
Paycheck Protection Program (PPP)	17,311	—	—	—	17,311
Commercial loans secured by owner occupied real estate	98,271	297	1,076	—	99,644
Commercial loans secured by non-owner occupied real estate	399,104	19,322	12,394	5	430,825
Total	$639,765	$26,341	$14,208	$1,648	$681,962

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

	At June 30, 2022
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$291,454	$1,138	$292,592
Consumer	15,023	10	15,033
Total	$306,477	$1,148	$307,625

	At December 31, 2021
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$286,843	$1,153	$287,996
Consumer	15,096	—	15,096
Total	$301,939	$1,153	$303,092

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At June 30, 2022
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$133,613	$200	$41	$—	$241	$133,854	$—
Paycheck Protection Program (PPP)	2,242	—	—	—	—	2,242	—
Commercial loans secured by owner occupied real estate	87,777	4	—	—	4	87,781	—
Commercial loans secured by non-owner occupied real estate	432,078	753	—	—	753	432,831	—
Real estate – residential mortgage	290,338	684	302	1,268	2,254	292,592	205
Consumer	14,729	283	11	10	304	15,033	—
Total	$960,777	$1,924	$354	$1,278	$3,556	$964,333	$205

	At December 31, 2021
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$133,918	$14	$250	$—	$264	$134,182	$—
Paycheck Protection Program (PPP)	17,311	—	—	—	—	17,311	—
Commercial loans secured by owner occupied real estate	99,454	—	190	—	190	99,644	—
Commercial loans secured by non-owner occupied real estate	428,790	2,035	—	—	2,035	430,825	—
Real estate – residential mortgage	283,178	2,449	1,240	1,129	4,818	287,996	—
Consumer	14,938	151	7	—	158	15,096	—
Total	$977,589	$4,649	$1,687	$1,129	$7,465	$985,054	$—

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

Management tracks the historical net charge-off activity at each risk rating grade level for the entire commercial portfolio and at the aggregate level for the consumer, residential mortgage and small business portfolios. A historical charge-off factor is calculated utilizing a rolling 12 consecutive historical quarters for the commercial portfolios. This historical charge-off factor for the consumer, residential mortgage and small business portfolios is based on a three-year historical average of actual loss experience.

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

10.  Non-Performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	June 30, 2022	December 31, 2021
Non-accrual loans:
Commercial and industrial	$2,087	$2,165
Commercial loans secured by non-owner occupied real estate	5	5
Real estate – residential mortgage	1,138	1,153
Consumer	10	—
Total	3,240	3,323

Total non-performing assets including TDR	$3,240	$3,323
Total non-performing assets as a percent of loans, net of unearned income, other real estate owned and repossessed assets	0.34%	0.34%

The Company had $205,000 of loans at June 30, 2022 compared to no loans at December 31, 2021 past due 90 days or more which were accruing interest.

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

The Company had no loans modified as TDRs during the three-month period ended June 30, 2022. The following table details the loan modified as a TDR during the six-month period ended June 30, 2022 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$464	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate

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

All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed. The specific ALL reserve for loans modified as TDRs was $126,000 and $132,000 as of June 30, 2022 and December 31, 2021, respectively.

The Company had no loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2021 and 2020 (six-month periods) and April 1, 2021 and 2020 (three-month periods), respectively, and that subsequently defaulted during these reporting periods.

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

In response to the COVID-19 pandemic, the Company remains committed to prudently working with and supporting our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. The following table presents information comparing loans which were subject to a loan modification related to COVID-19, as of June 30, 2022 and December 31, 2021. Note that the percentage of outstanding loans presented below was calculated based on loan totals excluding PPP loans. Management believes that this method more accurately reflects the concentration of COVID-19 related modifications within the loan portfolio.

	At June 30, 2022		At December 31, 2021
		% of Outstanding		% of Outstanding
	Balance	Non-PPP Loans	Balance	Non-PPP Loans
	(in thousands)		(in thousands)
CRE/Commercial	$4,934	0.7%	$7,488	1.1%
Home Equity/Consumer	6	—	57	0.1
Residential Mortgage	229	0.1	203	0.1
Total	$5,169	0.5	$7,748	0.8

The balance of loan modifications related to COVID-19 at June 30, 2022 represents a decrease of $2.6 million, or 33.3%, from the balance of loans modified for COVID-19 at December 31, 2021. In addition, this current level of borrowers requesting payment deferrals is down sharply from its peak level of approximately $200 million that occurred at June 30, 2020. As a result of these loan modifications, the Company has recorded $504,000 of accrued interest income that has not been received as of June 30, 2022.

Borrower requested modifications primarily consist of the deferral of principal and/or interest payments for a period of three to six months. The following table presents the composition of the types of payment relief that have been granted.

	At June 30, 2022		At December 31, 2021
	Number of Loans	Balance	Number of Loans	Balance
		(in thousands)		(in thousands)
Type of Payment Relief
Interest only payments	3	$4,934	6	$3,768
Complete payment deferrals	2	235	5	3,980
Total	5	$5,169	11	$7,748

Management continues to carefully monitor asset quality with a particular focus on customers that have requested payment deferrals during this difficult economic time. Deferral extension requests were considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt, and issued regulatory guidance. At June 30, 2022, the COVID-19 related modifications within the commercial real estate and commercial loan portfolios are to three borrowers in the hospitality and personal care industries, with loans totaling approximately $4.9 million. In order to properly monitor the increased credit risk associated with the modified loans, the Asset Quality Task Force is meeting at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers.

11.  Short-Term Borrowings and Advances from Federal Home Loan Bank

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At June 30, 2022
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$—	—%
FHLB Advances	2022	14,263	1.83
	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		34,028	1.64
Total short-term and FHLB borrowings		$34,028	1.64%

	At December 31, 2021
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$—	—%
FHLB Advances	2022	22,888	1.88
	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		42,653	1.71
Total short-term and FHLB borrowings		$42,653	1.71%

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

12.  Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Net			Net
	Unrealized			Unrealized
	Gains and			Gains and
	Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$(4,474)	$(6,979)	$(11,453)	$2,348	$(16,296)	$(13,948)
Other comprehensive income (loss) before reclassifications	(4,292)	(5,577)	(9,869)	581	2,953	3,534
Amounts reclassified from accumulated other comprehensive loss	—	1,089	1,089	(66)	1,163	1,097
Net current period other comprehensive income (loss)	(4,292)	(4,488)	(8,780)	515	4,116	4,631
Ending balance	$(8,766)	$(11,467)	$(20,233)	$2,863	$(12,180)	$(9,317)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Net			Net
	Unrealized			Unrealized
	Gains and			Gains and
	Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$1,386	$(7,898)	$(6,512)	$3,539	$(16,737)	$(13,198)
Other comprehensive income (loss) before reclassifications	(10,152)	(4,945)	(15,097)	(610)	2,903	2,293
Amounts reclassified from accumulated other comprehensive loss	—	1,376	1,376	(66)	1,654	1,588
Net current period other comprehensive income (loss)	(10,152)	(3,569)	(13,721)	(676)	4,557	3,881
Ending balance	$(8,766)	$(11,467)	$(20,233)	$2,863	$(12,180)	$(9,317)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	June 30, 2022	June 30, 2021	statement of operations
Realized gains on sale of securities
	$—	$(84)	Net realized gains on investment securities
	—	18	Provision for income taxes
	$—	$(66)
Amortization of estimated defined benefit pension plan loss(2)
	$1,378	$1,472	Other expense
	(289)	(309)	Provision for income taxes
	$1,089	$1,163
Total reclassifications for the period	$1,089	$1,097

(1) Amounts in parentheses indicate credits.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 17 for additional details).

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the six	For the six
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	June 30, 2022	June 30, 2021	statement of operations
Realized gains on sale of securities
	$—	$(84)	Net realized gains on investment securities
	—	18	Provision for income taxes
	$—	$(66)
Amortization of estimated defined benefit pension plan loss(2)
	$1,742	$2,094	Other expense
	(366)	(440)	Provision for income taxes
	$1,376	$1,654
Total reclassifications for the period	$1,376	$1,588

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2022, the

Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At June 30, 2022
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$151,904	14.33%	$135,810	12.87%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	112,872	10.65	123,402	11.69	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	112,872	10.65	123,402	11.69	6.00	8.00
Tier 1 Capital (To Average Assets)	112,872	8.40	123,402	9.28	4.00	5.00

	At December 31, 2021
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$149,177	14.04%	$133,881	12.66%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	109,292	10.29	120,656	11.41	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	109,292	10.29	120,656	11.41	6.00	8.00
Tier 1 Capital (To Average Assets)	109,292	8.17	120,656	9.12	4.00	5.00

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

The following table summarizes the interest rate swap transactions that impacted the Company’s first six months of 2022 and 2021 performance (in thousands, except percentages).

	At June 30, 2022
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$65,138	2.95%	Monthly	$(396)
Swap liabilities	N/A	(65,138)	(2.95)	Monthly	396
Net exposure		—	—		—

	At June 30, 2021
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$54,551	2.59%	Monthly	$(380)
Swap liabilities	N/A	(54,551)	(2.59)	Monthly	380
Net exposure		—	—		—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPA can be found in Note 18. The notional amount of the risk participation agreement outstanding at June 30, 2022 and 2021 was $2.3 million and $2.7 million, respectively.

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at June 30, 2022 and 2021. None of the Company's derivatives are designated as hedging instruments.

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

The contribution of the major business segments to the Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2022		June 30, 2022
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$12,421	$2,947	$24,571	$6,134
Wealth management	2,993	510	6,179	1,233
Investment/Parent	(1,152)	(1,476)	(2,386)	(2,968)
Total	$14,262	$1,981	$28,364	$4,399

	Three months ended		Six months ended
	June 30, 2021		June 30, 2021
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$12,930	$2,938	$26,090	$6,258
Wealth management	3,041	734	5,928	1,396
Investment/Parent	(1,705)	(1,964)	(3,446)	(3,865)
Total	$14,266	$1,708	$28,572	$3,789

16.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $236.1 million and $216.6 million along with standby letters of credit of $12.1 million and $13.1 million as of June 30, 2022 and December 31, 2021, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The carrying amount of the reserves for AmeriServ obiligations related to unfunded commitments and standby letters of credit was $840,000 at June 30, 2022 and $989,000 at December 31, 2021.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

17.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities

(including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$363	$427	$727	$854
Interest cost	349	225	697	450
Expected return on plan assets	(1,045)	(992)	(2,091)	(1,985)
Amortization of net loss	364	621	728	1,243
Settlement charge	1,014	851	1,014	851
Net periodic pension cost	$1,045	$1,132	$1,075	$1,413

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The Company recognized a $1,014,000 settlement charge in connection with its defined benefit pension plan in the second quarter and first six months of 2022 compared to an $851,000 settlement charge recognized in the same periods of last year. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year. So far in 2022, all but one employee that retired have elected to take a lump sum distribution as opposed to collecting future monthly annuity payments since the value of the lump sums continued to be elevated this year due to the low level of interest rates in late 2021 when these lump sums were calculated. It is anticipated that the Company will be required to recognize additional settlement charges through year end as more people retire. However, the amounts of these future settlement charges are difficult to estimate. It is important to note that since the retired employees have chosen to take the lump sum payments, these individuals are no longer included in the pension plan. Therefore, we expect that the Company’s normal annual pension expense should be lower in the future, which has been evident so far in 2022 as the normal amount of pension expense required to be recognized is lower than the 2021 level.

The accrued pension liability, which had a positive (debit) balance of $15.9 million and $19.5 million, was reclassified to other assets on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively. The balance of the accrued pension liability continues to be a positive value as a result of Company contributions to the plan and the revaluation of the obligation due to the recognition of the settlement charge.

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

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at June 30, 2022
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$482	$482	$—	$—
Available for sale securities:
U.S. Agency	9,286	—	9,286	—
U.S. Agency mortgage-backed securities	89,381	—	89,381	—
Municipal	20,533	—	20,533	—
Corporate bonds	53,052	—	53,052	—
Interest rate swap asset (1)	4,527	—	4,527	—
Interest rate swap liability (2)	(4,527)	—	4,527	—
Risk participation agreement (2)	—	—	—	—

	Fair Value Measurements at December 31, 2021
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$526	$526	$—	$—
Available for sale securities:
U.S. Agency	7,387	—	7,387	—
U.S. Agency mortgage-backed securities	80,167	—	80,167	—
Municipal	20,892	—	20,892	—
Corporate bonds	54,725	—	54,725	—
Interest rate swap asset (1)	1,226	—	1,226	—
Interest rate swap liability (2)	(1,226)	—	(1,226)	—
Risk participation agreement (2)	—	—	—	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At June 30, 2022 and December 31, 2021, impaired loans evaluated using the collateral method with a carrying value of $5,000 were reduced by a specific valuation allowance totaling $5,000 resulting in a net fair value of zero.

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

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

Fair Value Measurements
June 30, 2022	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$—	$—	$—	$—

Fair Value Measurements
December 31, 2021	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$—	$—	$—	$—

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
June 30, 2022	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$—	Appraisal of	Appraisal	100% (100%)
		collateral (1)	adjustments (2)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2021	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$—	Appraisal of	Appraisal	100% (100%)
		collateral (1)	adjustments (2)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on U.S. GAAP measurements and recorded carrying values at June 30, 2022 and December 31, 2021 for the remaining financial instruments not required to be measured or reported at fair value were as follows:

	June 30, 2022
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$59,003	$55,115	$—	$52,190	$2,925
Loans held for sale	1,254	1,275	1,275	—	—
Loans, net of allowance for loan loss and unearned income	952,765	905,246	—	—	905,246
FINANCIAL LIABILITIES:
Deposits with stated maturities	281,985	283,162	—	—	283,162
All other borrowings (1)	60,652	58,855	—	—	58,855

	December 31, 2021
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$53,751	$55,516	$—	$52,523	$2,993
Loans held for sale	983	1,022	1,022	—	—
Loans, net of allowance for loan loss and unearned income	972,656	969,681	—	—	969,681
FINANCIAL LIABILITIES:
Deposits with stated maturities	292,325	294,280	—	—	294,280
All other borrowings(1)	69,256	69,506	—	—	69,506
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

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

…..2022 SECOND QUARTER SUMMARY OVERVIEW…..AmeriServ Financial, Inc. reported second quarter 2022 net income of $1,981,000, or $0.12 per diluted common share. This earnings performance was a $273,000, or 16.0%, increase from the second quarter of 2021 when net income totaled $1,708,000, or $0.10 per diluted common share. For the six-month period ended June 30, 2022, the Company reported net income of $4,399,000, or $0.26 per diluted common share. This represents an 18.2% increase in earnings per share from the six-month period of 2021 when net income totaled $3,789,000, or $0.22 per diluted common share. The improved earnings performance in 2022 reflects the full benefit of several important strategic actions that our company executed in 2021 along with the successful management of our asset quality throughout the pandemic.

It is common knowledge that the first six months of 2022 has been a period of extreme economic volatility. But in this very demanding six months, AmeriServ has been remarkably stable. Loan growth has trailed expectations, but deposit totals have been quite stable, so liquidity has been a very real positive. The loan portfolio itself has continued to be strong even while it has been declining. This continued strength has permitted the Company to reduce the allowance for loan losses. Thus, the balance sheet remained strong with increasing regulatory capital levels. In this unusually volatile time, the strengthening of the balance sheet is indeed very timely.

The wealth management group has also been especially active in their clients’ best interests. Pathroad Account client assets have already been moved to cash to limit losses from the bear market. Meanwhile, our team is actively rebalancing the investment strategy program to be ready to quickly take advantage of the eventual turnaround in the markets. We believe in the long-term viability of the market and the wealth management Pathroad Account investment strategy. Our goal is to provide our clients with the opportunity for gains as soon as the turnaround begins. Patience is the watchword for the moment.

The residual effects of the pandemic period continue to be with us. To protect our staff members, we’ve enacted a hybrid work from home policy for those job functions that can be performed remotely. But all controls and safeguards are in place to be certain that AmeriServ remains a totally safe and sound financial institution for our customers.

THREE MONTHS ENDED JUNE 30, 2022 VS. THREE MONTHS ENDED JUNE 30, 2021

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	June 30, 2022	June 30, 2021
Net income	$1,981	$1,708
Diluted earnings per share	0.12	0.10
Return on average assets (annualized)	0.59%	0.51%
Return on average equity (annualized)	7.10%	6.46%

The Company reported net income of $1,981,000, or $0.12 per diluted common share. This earnings performance represented a $273,000, or 16.0%, increase from the second quarter of 2021 when net income totaled $1,708,000, or $0.10 per diluted common share. The Company continued its positive earnings momentum in the second quarter of 2022 and again posted increased earnings when compared to the 2021 results. AmeriServ Financial continues to benefit from our diversified revenue streams due to strong levels of loans, deposits, and fee income from our wealth management business.

Second quarter earnings results reflect the impact of continued strengthening asset quality, which enabled the Company to recognize a loan loss provision recovery during the second quarter of 2022. Overall, the increase to net interest income, along with the loan loss provision recovery, more than offset a lower level of non-interest income and higher non-interest expense resulting in an improved earnings performance for the second quarter of 2022.

…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company’s net interest income performance for the second quarter of 2022 to the second quarter of 2021 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	June 30, 2022	June 30, 2021	Change	% Change
Interest income	$11,527	$11,838	$(311)	(2.6)%
Interest expense	1,403	1,971	(568)	(28.8)
Net interest income	$10,124	$9,867	$257	2.6
Net interest margin	3.23%	3.13%	0.10%	N/M

N/M — not meaningful

The Company’s net interest income in the second quarter of 2022 increased by $257,000, or 2.6%, from the prior year’s second quarter while the net interest margin of 3.23% for the second quarter of 2022 improved by ten basis points when compared to the net interest margin of 3.13% for the second quarter of 2021. The Company has also benefitted from the higher U.S. Treasury yield curve as interest rates have increased due to the Federal Reserve’s action to tighten monetary policy in their effort to tame decades high inflation. The higher national interest rates have favorably impacted the Company’s financial performance, particularly net interest income in the second quarter of 2022. The termination of the Paycheck Protection Program (PPP) caused a reduced level of loan fee income and was the primary factor causing total interest income to decrease between the second quarter of 2022 and last year’s second quarter. However, the Company’s 2022 financial performance has been favorably impacted by the strategic actions taken by management in 2021 to lower funding costs. Therefore, deposit and borrowing interest expense declined by more than the decrease in total interest income, resulting in net interest income improving in the second quarter of 2022 compared to last year’s second quarter.

Total average loans in the second quarter of 2022 are lower than the 2021 second quarter average by $14.5 million, or 1.5%. Improved loan pipelines resulted in increased production during the second quarter of 2022, but a higher than typical level of payoff activity more than offset the new production. However, given the core loan growth experienced during 2021 and excluding PPP loans, total average loans in the second quarter of 2022 exceed the 2021 second quarter average by $41.3 million, or 4.4%, as growth of commercial real estate (CRE), residential mortgage, and home equity loans more than offset a decrease in the level of commercial & industrial loans. Residential mortgage loan production was down in the second quarter of 2022 when compared to last year’s second quarter. Refinance transactions have been severely impacted with the quick escalation of interest rates since the beginning of 2022. Residential mortgage loan production totaled $6.6 million in the second quarter of 2022 and was 76.2% lower than the production level of $28.0 million achieved in the second quarter of 2021. Total PPP loans averaged $4.7 million in the second quarter of 2022, representing a decrease of $55.8 million, or 92.2%, from the second quarter of last year. Additionally, on an end of period basis, the total amount of PPP loans is only $2.2 million as we continue to work with our customers through the SBA forgiveness process. Overall, despite the higher average volumes of CRE, residential mortgage, and home equity loans, total loan interest income declined by $558,000, or 5.4%, in the 2022 second quarter compared to the 2021 second quarter. This decrease is primarily due to the Company recording a total of $136,000 of processing fee income and interest income from PPP lending activity in the 2022 second quarter, which is $629,000, or 82.2%, lower than PPP income in the second quarter of 2021. Finally, on an end of period basis at June 30, 2022, excluding total PPP loans, the total loan portfolio is approximately $18.6 million, or 2.0%, higher from the June 30, 2021 level.

Total investment securities averaged $240.6 million for the second quarter of 2022 which is $28.3 million, or 13.3%, higher than the $212.3 million average for last year’s second quarter. The U.S. Treasury yield curve increased and became more favorable for purchasing activity so far in 2022. The two-year to ten-year portion of the yield curve increased by approximately 135 to 230 basis points since the beginning of the year, with shorter yields in that range increasing to a higher degree than the longer yields. Overall, the higher rates resulted in yields for new federal agency mortgage-backed securities and federal agency bonds improving and exceeding the overall average yield of the existing securities portfolio. Management purchased more of these investments for our portfolio and, therefore, was able to more profitably deploy a portion of the increased liquidity on our balance sheet into the securities portfolio as opposed to leaving these funds in low yielding federal funds sold. This redeployment of funds contributed to total securities growing between years. Management also continued to purchase taxable municipals and corporate securities to maintain a well-diversified portfolio. Overall, the average balance of total interest earning assets for the second quarter of 2022 was $7.9 million, or 0.6%, lower than the second quarter of 2021 while total interest income decreased by $311,000, or 2.6%, between years.

Although reduced from its high levels when government stimulus initially impacted the economy, our liquidity position continues to be strong as total short-term investments averaged $28.7 million in the second quarter of 2022, which is lower than it has been trending over the past several quarters due to the additional investment in the securities portfolio. In addition, uncertainty remains regarding the duration that the increased funds from government stimulus will remain on the balance sheet. Diligent monitoring and management of our short-term investment position remains a priority. Continued loan growth and prudent investment in securities are critical to achieve the best return on the Company’s liquid funds with management expecting to continue to be active with new security purchases during the remainder of 2022 given the increase in interest rates.

On the liability side of the balance sheet, total deposits have demonstrated stability over the past year as indicated by the second quarter 2022 average balance being only $2.0 million, or 0.2%, lower than the second quarter 2021 average balance. Deposit volumes continue to reflect the favorable impact of government stimulus which provided support to many Americans and financial assistance to municipalities and school districts during the pandemic. Deposit volumes were also favorably impacted by the Company’s successful business development efforts and the Somerset County branch acquisition, which was completed in late May 2021. Overall, the loan to deposit ratio averaged 84.0% in the second quarter of 2022, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community during times of economic volatility.

Total interest expense for the second quarter of 2022 decreased by $568,000, or 28.8%, when compared to the second quarter of 2021, due to lower levels of both deposit and borrowing interest expense. Deposit interest expense was lower by $350,000, or 26.8%. The late third quarter 2021 maturity of a large, high-cost institutional deposit, which was replaced by lower cost funds from the branch acquisition, resulted in significant interest expense savings. The higher national interest rates this year did result in total deposit interest expense increasing between the first and second quarters of 2022 as certain deposit products tied to a market index repriced upward with the move in interest rates. Specifically, our total deposit cost averaged 0.33% in the second quarter of 2022, which is five basis points higher than the first quarter of 2022; but still compares favorably to total deposit cost of 0.45% in the second quarter of 2021, representing a decrease of 12 basis points. Overall, management believes that total deposit cost will continue to rise given the expectation of additional short-term interest rate increases by the Federal Reserve throughout 2022. However, given the Company’s strong liquidity position, along with that of the banking industry, we expect that future deposit rate increases will occur in a controlled manner.

Total borrowings interest expense decreased by $218,000, or 32.8%, when comparing the second quarter of 2022 to last year’s second quarter. The decrease between years results from the favorable impact of the August 2021 subordinated debt offering which was used to replace higher cost debt. This transaction effectively lowered debt cost on these long-term funds by nearly 4.0%. This savings is recognized even though the size of the new subordinated debt is $7.0 million higher than the debt instruments it replaced. The remaining portion of the favorable variance in borrowings interest expense between the second quarter of 2022 and the second quarter of 2021 is due to reduced interest expense from Federal Home Loan Bank (FHLB) borrowings. The average balance of total short-term and FHLB borrowings is lower in the second quarter of 2022 by $12.8 million, or 25.3%, as strength of the Company’s liquidity position allows management to let higher cost FHLB term advances mature and not be replaced.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three month periods ended June 30, 2022 and 2021 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended June 30, 2022 and 2021 was $4,000 and $5,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended June 30 (In thousands, except percentages)

	2022			2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$976,995	$9,729	3.95%	$991,527	$10,288	4.12%
Short-term investments and bank deposits	28,684	64	0.89	50,357	11	0.09
Investment securities – AFS	180,881	1,304	2.89	162,282	1,171	2.89
Investment securities – HTM	59,734	434	2.91	50,050	373	2.98
Total investment securities	240,615	1,738	2.89	212,332	1,544	2.91
Total interest earning assets/interest income	1,246,294	11,531	3.69	1,254,216	11,843	3.77
Non-interest earning assets:
Cash and due from banks	17,882			17,770
Premises and equipment	17,395			17,805
Other assets	80,729			75,267
Allowance for loan losses	(12,070)			(11,876)
TOTAL ASSETS	$1,350,230			$1,353,182
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$229,394	$127	0.22%	$213,968	$59	0.11%
Savings	139,963	34	0.09	125,545	43	0.14
Money markets	291,998	241	0.33	269,814	170	0.25
Time deposits	284,935	554	0.78	339,331	1,034	1.22
Total interest bearing deposits	946,290	956	0.41	948,658	1,306	0.55
Short-term borrowings	1,500	3	0.83	—	—	—
Advances from Federal Home Loan Bank	36,190	156	1.82	50,469	227	1.83
Guaranteed junior subordinated deferrable interest debentures	—	—	—	13,085	281	8.57
Subordinated debt	27,000	263	3.90	7,650	130	6.80
Lease liabilities	3,475	25	2.91	3,766	27	2.85
Total interest bearing liabilities/interest expense	1,014,455	1,403	0.55	1,023,628	1,971	0.77
Non-interest bearing liabilities:
Demand deposits	216,596			216,223
Other liabilities	7,281			7,322
Shareholders’ equity	111,898			106,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,350,230			$1,353,182
Interest rate spread			3.14			3.00
Net interest income/ Net interest margin (non-GAAP)		10,128	3.23%		9,872	3.13%
Tax-equivalent adjustment		(4)			(5)
Net Interest Income (GAAP)		$10,124			$9,867

…..PROVISION FOR LOAN LOSSES…..The Company recorded a $325,000 loan loss provision recovery in the second quarter of 2022 as compared to a $100,000 provision expense in the second quarter of 2021. The 2022 provision recovery reflects improved credit quality for the overall portfolio due to several loan upgrades, a reduced loan portfolio size due to increased payoff activity including one substandard credit, and lower levels of criticized assets. As demonstrated historically, the Company continues its strategic conviction that a strong allowance for loan losses is needed, which has proven to be essential given the support provided to certain borrowers as they fully recover from the

COVID-19 pandemic. Overall, we believe that non-performing assets remain well controlled totaling $3.2 million, or 0.34% of total loans, on June 30, 2022. The Company experienced net loan charge-offs of $29,000, or 0.01% of total loans, in the second quarter of 2022 compared to net loan recoveries of $21,000, or 0.01% of total loans, in the second quarter of 2021.

The Company remains committed to prudently working with our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. On June 30, 2022, loans totaling approximately $5.2 million, or only 0.5% of total loans, were on a payment modification plan. These loans include three commercial borrowers in the hospitality and personal care industries. Management continues to carefully monitor asset quality with a particular focus on these customers that have requested payment deferrals. The Asset Quality Task Force is meeting at least monthly to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers. In summary, the allowance for loan losses provided 357% coverage of non-performing assets, and 1.20% of total loans, on June 30, 2022, compared to 373% coverage of non-performing assets, and 1.26% of total loans, on December 31, 2021.

…..NON-INTEREST INCOME…..Non-interest income for the second quarter of 2022 totaled $4.1 million and decreased by $261,000, or 5.9%, from the second quarter of 2021 performance. Factors contributing to the lower level of non-interest income for the quarter included:

●	an $87,000, or 71.3%, decrease in net gains on loans held for sale due to the lower level of residential mortgage loan production which reflects a reduced level of mortgage loan refinance activity due to the quick escalation of interest rates. The reduced level of mortgage loan production also caused mortgage related fees to decline by $67,000, or 67.7%;
●	the Company recognized an $84,000 gain on investment security sales in 2021 as compared to this year when no securities were sold;
●	a $46,000, or 1.5%, decrease in wealth management fees due to the unfavorable impact of the declining equity markets which was partially offset by new customer business development. The fair market value of wealth management assets declined since the fourth quarter of 2021 by $339.9 million, or 12.5%, and totaled $2.4 billion at June 30, 2022; and
●	a $39,000, or 17.4%, increase in service charges on deposit accounts as consumers are more active this year, increasing their spending habits.

…..NON-INTEREST EXPENSE….. Non-interest expense for the second quarter of 2022 totaled $12.1 million and increased by $72,000, or 0.6%, from the prior year’s second quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	no additional costs related to the branch acquisition were recognized during the second quarter of 2022 after $193,000 of expense was recognized during the second quarter of 2021;
●	the Company was required to recognize a settlement charge in connection with its defined benefit pension plan in the second quarter of 2022, which is explained in Note 17, Pension Benefits. The amount of the 2022 charge was $1,014,000 which is $163,000, or 19.2%, higher than the $851,000 settlement charge recognized in the second quarter of 2021;
●	a $114,000, or 8.2%, increase in professional fees due primarily to higher legal costs within our wealth management group;
●	a $96,000, or 1.4%, increase in salaries and employee benefits expense. Within total salaries and benefits expense, salaries cost increased by $359,000 due to merit increases and a higher level of full-time equivalent employees (FTEs), which are up by ten FTEs. Also, there were additional increases to health care costs and other employee benefits. Partially offsetting these higher costs within salaries and benefits was lower incentive compensation by $109,000 due to the reduced level of loan production and a $64,000 decline in pension service cost; and
●	a $48,000, or 7.4%, increase in net occupancy expense due to increased utilities cost along with maintenance and repair expense which was primarily related to the new branch office.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $496,000, or an effective tax rate of 20.0%, in the second quarter of 2022. This compares to an income tax expense of $420,000, or an effective tax rate of 19.7%, for the second quarter of 2021.

SIX MONTHS ENDED JUNE 30, 2022 VS. SIX MONTHS ENDED JUNE 30, 2021

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021

Net income	$4,399	$3,789
Diluted earnings per share	0.26	0.22
Return on average assets	0.66%	0.58%
Return on average equity	7.80	7.24

For the six-month period ended June 30, 2022, the Company reported net income of $4,399,000, or $0.26 per diluted common share. This earnings performance was a $610,000, or 16.1%, improvement from the six-month period of 2021 when net income totaled $3,789,000, or $0.22 per diluted common share. The earnings per share performance for the six-month period of 2022 increased 18.2% when compared to the six-month period of 2021. The improved earnings performance in 2022 reflects the full benefit of several important strategic actions that the Company executed in 2021 along with the successful management of our asset quality throughout the pandemic. Overall, the increase to net interest income, along with the loan loss provision recovery, more than offset a lower level of non-interest income and higher non-interest expense resulting in an improved earnings performance for the first six months of 2022.

…..NET INTEREST INCOME AND MARGIN….. The following table compares the Company’s net interest income performance for the first six months of 2022 to the first six months of 2021 (in thousands, except percentages):

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	Change	% Change

Interest income	$22,555	$23,607	$(1,052)	(4.5)%
Interest expense	2,664	4,048	(1,384)	(34.2)
Net interest income	$19,891	$19,559	$332	1.7
Net interest margin	3.19%	3.18%	0.01%	N/M

N/M — not meaningful

The Company’s net interest income in the first six months of 2022 increased by $332,000, or 1.7%, when compared to the first six months of 2021. The Company’s net interest margin of 3.19% for the first half of 2022 improved by one basis point from the prior year’s first six-month time period. While the size of the Company’s balance sheet remains high by historical standards, both total loans and total deposits have demonstrated stabilization since the second half of last year which corresponds with the conclusion of the government stimulus programs. The 2022 financial performance has been favorably impacted by the strategic actions taken by management in 2021 to lower funding costs. The Company has also benefitted from the higher U.S. Treasury yield curve as interest rates have increased due to the Federal Reserve’s action to tighten monetary policy in their effort to tame decades high inflation. The higher national interest rates have favorably impacted the Company’s financial performance, particularly net interest income in the second quarter of 2022 when compared to the first quarter of 2022. Specifically, the higher interest rates caused total interest income to increase to a higher level than the corresponding increase in total interest expense. In comparison to 2021, the termination of the PPP caused a $1.3 million reduction in the level of loan fee income and was the primary factor causing total interest income to decrease for the first six months of 2022 when compared to the same time period from last year. Deposit and borrowing interest expense declined by more than the decrease to total interest income, resulting in net interest income improving for the first half of 2022 compared to the prior year’s first six-month time period. Financial results also reflect the impact of continued strengthening of our asset quality, which enabled the Company to recognize a loan loss provision recovery during the first six months of 2022.

Total loans averaged $978.3 million in the first half of 2022 which was $8.4 million, or 0.9%, lower than the 2021 first six-month average. As previously mentioned, improved loan pipelines have resulted in increased production during the second quarter of 2022, but a higher than typical level of payoff activity more than offset the new production causing total loan amounts to decrease since the end of the first quarter of 2022. However, given the core loan growth experienced during 2021 and excluding PPP loans, total average loans in the first six months of 2022 exceed the 2021 first six months average by $45.3 million, or 4.9%, as growth of CRE, residential mortgage, and home equity loans more than offset a decrease in the level of commercial & industrial loans. Residential mortgage loan production totaled $15.3 million in the first six months of 2022 and was 73.4% lower than the production level of $57.7 million achieved in the first half of 2021 as refinance transactions have been severely impacted with the quick escalation of interest rates since the beginning of 2022. Overall, despite the higher average volumes of CRE, residential mortgage, and home equity loans, total loan interest income declined by $1.4 million, or 6.7%, for the first six months of 2022 when compared to the first six months of last year. This decrease is primarily due to the Company recording a total of $376,000 of processing fees and interest income from PPP loans in the first half of 2022, which is $1.3 million, or 77.4%, lower than PPP income in the first half of 2021.

Total investment securities averaged $231.0 million for the first six months of 2022, which is $29.6 million, or 14.7%, higher than the $201.4 million average for the first six months from last year. As mentioned in the quarterly performance comparison of this MD&A, the increase in the U.S. Treasury yield curve has resulted in a more favorable market for securities purchasing activity so far in 2022. Overall, the higher rates resulted in yields for new federal agency mortgage-backed securities and federal agency bonds improving and exceeding the overall average yield of the existing securities portfolio. Management purchased more of these investments and was able to redeploy the cash flow from the excess payoff activity from the loan portfolio and also more profitably utilize a portion of the increased liquidity on our balance sheet into the securities portfolio. This redeployment of funds contributed to total securities growing between years. Management also continued to purchase taxable municipals and corporate securities to maintain a well-diversified portfolio.

Although reduced from its high levels when government stimulus initially impacted the economy, our liquidity position continues to be strong as total short-term investments averaged $37.6 million in the first half of 2022, which is $3.0 million, or 7.4%, lower than the 2021 six-month average. Diligent monitoring and management of our short-term investment position remains a priority. Continued loan growth and prudent investment in securities are critical to achieve the best return on the Company’s liquid funds with management expecting to continue to be active with new security purchases during the remainder of 2022 given the increase in interest rates. Overall, through the first six months of 2022, the average balance of total interest earning assets was $18.2 million, or 1.5%, higher than the first six-month average of 2021 while total interest income decreased by $1.1 million, or 4.5%, between years despite the increased average volume.

Total interest expense for the first six months of 2022 decreased by $1.4 million, or 34.2%, when compared to the first six months of 2021, due to lower levels of both deposit and borrowing interest expense. Through six months, total average deposits are $26.8 million, or 2.4% higher compared to the first six months of 2021. Deposit interest expense in 2022 was lower by $956,000, or 35.3%, despite the higher year to date average volume of total deposits. The deposit growth reflects new deposit inflows as well as the loyalty of the bank’s core deposit base. Also, the late third quarter 2021 maturity of a large, high-cost institutional deposit, which was replaced by lower cost funds from the branch acquisition, resulted in significant interest expense savings. Specifically, our total deposit cost averaged 0.30% in the first half of 2022 compared to 0.48% in the first half of 2021, representing a decrease of 18 basis points. Total borrowings interest expense in the first six months of 2022 is lower by $428,000, or 31.9%, compared to the same time frame in 2021. As previously mentioned, the decrease between years results from the favorable impact of the August 2021 subordinated debt offering which was used to replace higher cost debt. The remaining portion of the favorable variance in borrowings interest expense between the first six months of 2022 and the first six months of 2021 is due to reduced interest expense from FHLB borrowings. The average balance of total short-term and FHLB borrowings was lower in the first half of 2022 by $15.9 million, or 28.7%, as strength of the Company’s liquidity position allows management to let higher cost FHLB term advances mature and not be replaced.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the six month periods ended June 30, 2022 and 2021. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 37. The tax equivalent adjustments to interest income on loans and municipal securities for the six months ended June 30, 2022 and 2021 was $7,000 and $10,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Six months ended June 30 (In thousands, except percentages)

	2022			2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$978,272	$19,228	3.92%	$986,702	$20,620	4.17%
Short-term investments and bank deposits	37,608	82	0.43	40,605	19	0.09
Investment securities – AFS	173,474	2,427	2.80	154,100	2,259	2.93
Investment securities – HTM	57,563	825	2.87	47,289	719	3.04
Total investment securities	231,037	3,252	2.82	201,389	2,978	2.96
Total interest earning assets/interest income	1,246,917	22,562	3.62	1,228,696	23,617	3.85
Non-interest earning assets:
Cash and due from banks	17,824			17,921
Premises and equipment	17,386			17,894
Other assets	81,145			72,763
Allowance for loan losses	(12,291)			(11,729)
TOTAL ASSETS	$1,350,981			$1,325,545
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$229,333	$196	0.17%	$204,970	$119	0.12%
Savings	137,925	67	0.10	120,588	81	0.14
Money markets	291,569	401	0.28	263,548	342	0.26
Time deposits	287,340	1,088	0.76	339,275	2,166	1.29
Total interest bearing deposits	946,167	1,752	0.37	928,381	2,708	0.59
Short-term borrowings	750	3	0.83	590	1	0.12
Advances from Federal Home Loan Bank	38,691	332	1.74	54,709	464	1.71
Guaranteed junior subordinated deferrable interest debentures	—	—	—	13,085	561	8.57
Subordinated debt	27,000	526	3.90	7,650	260	6.80
Lease liabilities	3,504	51	2.91	3,803	54	2.84
Total interest bearing liabilities/interest expense	1,016,112	2,664	0.53	1,008,218	4,048	0.81
Non-interest bearing liabilities:
Demand deposits	214,745			205,764
Other liabilities	6,346			6,093
Shareholders’ equity	113,778			105,470
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,350,981			$1,325,545
Interest rate spread			3.09			3.04
Net interest income/ Net interest margin (non-GAAP)		19,898	3.19%		19,569	3.18%
Tax-equivalent adjustment		(7)			(10)
Net Interest Income (GAAP)		$19,891			$19,559

…..PROVISION FOR LOAN LOSSES…..For the first six months of 2022, the Company recorded a $725,000 provision recovery for loan losses compared to a $500,000 provision expense recorded in the first six months of 2021 resulting in a net favorable change of $1.2 million. The 2022 provision recovery reflects improved credit quality for the overall portfolio due to several loan upgrades, a reduced loan portfolio size, and lower levels of criticized assets. The Company continues to experience low net loan charge-offs, which were $105,000, or 0.02% of total average loans, in the first half of 2022 and is relatively consistent with net loan charge-offs of $93,000, or 0.02% of total average loans, for the first half of 2021. Even though the Company recognized a loan loss provision recovery during the first half of the year, the balance in the allowance for loan losses at June 30, 2022 is only slightly lower than the balance of the allowance at June 30, 2021 by $184,000, or 1.6%.

…..NON-INTEREST INCOME….. Non-interest income for the first six months of 2022 totaled $8.5 million and decreased by $540,000, or 6.0%, from the first six months of 2021 performance. Factors contributing to the lower level of non-interest income for the six-month period included:

●	a $487,000, or 78.9%, decrease in net gains on loans held for sale due to the lower level of residential mortgage loan production which reflects a reduced level of mortgage loan refinance activity due to the quick escalation of interest rates. The reduced level of mortgage loan production also caused mortgage related fees to decline by $164,000, or 71.6%;
●	a $247,000, or 4.2%, increase in wealth management fees as the continued strong performance of our wealth management group actively working with clients and adding new business through the first quarter of 2022 more than offset the negative impact that the declining equity markets had on wealth management fees during the second quarter of 2022;
●	a $110,000, or 25.9%, increase in service charges on deposit accounts as consumers are more active this year, increasing their spending habits;
●	a $110,000, or 20.0%, decrease in revenue from bank owned life insurance (BOLI) after the Company received a death claim in 2021; and
●	the Company recognized an $84,000 gain on investment security sales in 2021 as compared to this year when no securities were sold.

…..NON-INTEREST EXPENSE….. Non-interest expense for the first six months of 2022 totaled $23.6 million and increased by $246,000, or 1.1%, from the prior year’s first six months. Factors contributing to the higher level of non-interest expense for the six-month period included:

●	a $560,000, or 4.1%, increase in salaries and employee benefits expense. Within total salaries & benefits expense, salaries cost increased by $727,000 due to merit increases and a higher level of full-time equivalent employees. Also, there were additional increases to health care costs and other employee benefits. Partially offsetting these higher costs within salaries & benefits was lower incentive compensation by $215,000 due to the reduced level of loan production and a $127,000 decline in pension service cost;
●	no additional costs related to the branch acquisition were recognized in 2022 after $303,000 of expense was recognized in 2021;
●	a $277,000, or 8.8%, decrease in other expense due to the impact of a $149,000 credit for the unfunded commitment reserve in the first half of 2022 after $56,000 of expense was recognized in the first half of last year, resulting in a $205,000 favorable shift;
●	the Company was required to recognize a settlement charge in connection with its defined benefit pension plan in 2022, which is explained in Note 17, Pension Benefits. The amount of the 2022 charge was $1,014,000 which is $163,000, or 19.2%, higher than the $851,000 settlement charge recognized in 2021;
●	a $124,000, or 4.6%, increase in professional fees due primarily to higher legal costs within our wealth management group; and
●	a $109,000, or 8.2%, increase in net occupancy expense due to increased utilities cost along with maintenance and repair expense which was primarily related to the new branch office.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $1.1 million, or an effective tax rate of 20.0%, in the first six months of 2022. This compares to an income tax expense of $940,000, or an effective tax rate of 19.9%, for the first six months of 2021.

…..SEGMENT RESULTS.…..The community banking segment reported a net income contribution of $2,947,000 in the second quarter of 2022 which was consistent with the second quarter of last year, exceeding by $9,000. For the six month time period the community banking segment’s net income contribution of $6,134,000 was $124,000 lower than the first six months of 2021. The increase in the quarterly comparison results from the higher national interest rates having a favorable impact on the Company’s financial performance, particularly net interest income in the second quarter of 2022. The decline for the six month time period is due to a lower level of total revenue which more than offset the favorable impact from the recognition of the loan loss provision recovery in the first half of 2022 as well as reduced non-interest expense. Net interest income declined for the six month time period as the reduction to total interest income more than offset the reduction to total interest expense. The primary reason for the lower level of total interest income was due to a reduction in PPP processing fees and interest income as well as a lower level of total loan charges in the first six months of 2022 which combined were $1,536,000 lower when compared to the first six months of 2021. However, the higher national interest rates along with an increased balance of average total loans excluding PPP loans resulted in an additional $148,000 of loan interest income. This segment continues to benefit from the strong production of both commercial real estate loans and residential real estate loans that occurred throughout 2021, which resulted in the six month average balance for both of these loan categories exceeding the 2021 average by $52.0 million. Total interest income from CRE and residential mortgage loans was $393,000 higher through six months of 2022 when compared to the first six months of 2021. Also, favorably impacting net interest income and partially offsetting the lower level of total interest income was lower deposit cost in 2022 despite total deposit cost increasing between the first and second quarters of 2022 because of the higher national interest rates. Total deposit interest expense decreased between years due to management’s action in 2021 to lower pricing of several deposit products. The decrease to total deposit interest expense occurred even though total average deposits in the first half of 2022 exceeded the 2021 first half average by $26.8 million. This segment was also favorably impacted by management electing to replace the third quarter of 2021 maturity of a high cost, large institutional deposit with the additional lower cost deposits obtained from the 2021 Somerset County branch acquisition. Overall, total deposit interest expense is $956,000 lower between years. This segment was also favorably impacted by the Company recording a $725,000 loan loss provision revovery in the first half of 2022 compared to a $500,000 provision expense in first half of 2021. This was discussed previously in the Provision for Loan Losses section within this document. Non-interest income was unfavorably impacted by a reduced level of loan sale gain income by $487,000 due to the lower level of residential mortgage loan production in 2022, which also caused mortgage related fees to decline by $164,000 in the first half of 2022. This segment was also unfavorably impacted by lower levels of income from bank owned life insurance (BOLI). Overall, these unfavorable items more than offset the favorable impact of higher service charges on deposit accounts by $110,000. Non-interest expense in the first half of 2022 compares favorably to the same time period in 2021 due to lower miscellaneous expense after the Company had additional costs for the the branch acquisition in the first half of 2021 while there were no such costs in 2022. This segment was also favorably impacted by reduced incentive compensation and the Company recognizing a credit to the unfunded commitment reserve of $149,000 after $56,000 of expense was recognized in the first half of last year, resulting in a $205,000 favorable shift. These favorable items were partially offset by higher salaries cost as well as the Company recognizing a settlement charge on its defined benefit pension plan, which was discussed previously in the MD&A.

The wealth management segment’s net income contribution was $510,000 in the second quarter of 2022 which was $224,000 lower than the second quarter of 2021. Through six months, the wealth management segment’s net income contribution was $1,233,000 which was $163,000 lower than the net income contribution for the first six months of 2021. The decrease in both time periods between years reflects the unfavorable impact of the declining equity markets on wealth management fee income which was partially offset by new customer business growth. Also contributing to the decline in both time periods between years were higher levels of legal fees, total employee costs and meals & travel related expenses for business development. Overall, the fair market value of wealth management assets declined since the fourth quarter of 2021 by $339.9 million, or 12.5%, and totaled $2.4 billion at June 30, 2022.

The investment/parent segment reported a net loss of $1,476,000 in the second quarter of 2022 and a net loss of $2,968,000 for the first half of 2022 which is a lower loss by $488,000 than the second quarter of 2021 and a lower loss by $897,000 than the first half of 2021. The reduced loss results from lower borrowings interest expense primarily due to the favorable impact of the 2021 subordinated debt offering which was used to replace higher cost debt. This transaction effectively lowered debt cost on long-term funds by nearly 4.0%. The remaining portion of the favorable variance in borrowings interest expense between years is due to reduced interest expense from Federal Home Loan Bank (FHLB) borrowings. Finally, and also contributing to the reduced loss in this segment, was an increase in interest income from the securities portfolio due to the higher average volume of total securities. The increase to the U.S. Treasury yield curve resulted in improved yields for federal agency mortgage-backed securities and federal agency bonds making purchases of these investments more attractive. Therefore, management was able to more profitably deploy a portion of the increased liquidity on our balance sheet into the securities portfolio.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.3 billion at June 30, 2022, which decreased by $14.2 million, or 1.1%, from the December 31, 2021 asset level. This change was related, primarily, to decreased levels of cash and cash equivalents and loans which were partially offset by an increased level of investment securities. Specifically, cash and cash equivalents decreased $12.1 million, or 29.4%, as the U.S. Treasury yield curve increased during the first half of the year allowing management to purchase investment securities to more profitably deploy a portion of the increased liquidity on the Company’s balance sheet. This redeployment of funds contributed to total investment securities growing by $14.3 million, or 6.6%. Loans, net of unearned fees, and loans held for sale decreased by $20.5 million, or 2.1%, as improved loan pipelines resulted in increased production during the second quarter of 2022, but a higher than typical level of payoff activity more than offset the new production.

Total deposits increased by $3.4 million, or 0.3%, in the first six months of 2022. This reflects new deposit inflows as well as the loyalty of the Company’s core deposit base. Deposit volumes were favorably impacted by the government stimulus which provided support to many Americans and financial assistance to municipalities and schools districts during the pandemic. However, with government stimulus ending in 2021, deposit balances have demonstrated stabilization. As of June 30, 2022, the 25 largest depositors represented 17.9% of total deposits, which is a slight decrease from December 31, 2021 when it was 18.9%. Total borrowings have decreased by $8.7 million, or 12.0%, since year-end 2021. The decrease was driven by a lower level of FHLB term advances. Specifically, FHLB term advances decreased by $8.6 million, or 20.2%, and totaled $34.0 million at June 30, 2022. The current strong liquidity position has allowed the Company to let higher cost FHLB term advances mature and not be replaced. However, the Company does continue to utilize the FHLB term advances to help manage interest rate risk.

The Company’s total shareholders’ equity decreased by $10.2 million, or 8.7%, over the first six months of 2022. The decrease in capital during the first half of 2022 is the result of the negative impact on accumulated other comprehensive loss due to the reduced market value of the available for sale investment securities portfolio. Additionally, the revaluation of the pension obligation resulting from a drop in the value of the pension plan assets had a negative impact on accumulated other comprehensive loss. These decreases more than offset the Company’s improved first six months earnings performance.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 14.33%, and a common equity tier 1 capital ratio of 10.65% at June 30, 2022. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of June 30, 2022, the Company’s book value per common share was $6.22 and its tangible book value per common share (non-GAAP) was $5.41. When compared to December 31, 2021, book value per common share declined by $0.60 per common share and tangible book value per common share declined by $0.61 per common share. The tangible common equity to tangible assets ratio (non-GAAP) was 7.08% at June 30, 2022 and decreased by 70 basis points when compared to December 31, 2021. The decrease in tangible book value and tangible common equity ratio relate to the previously discussed increase in the accumulated other comprehensive loss.

The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The Company believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition.  This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.  Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures, and, because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at June 30, 2022 and December 31, 2021 (in thousands, except share and ratio data):

	June 30,	December 31,
	2022	2021
Total shareholders’ equity	$106,392	$116,549
Less: Intangible assets	13,753	13,769
Tangible common equity	92,639	102,780
Total assets	1,321,402	1,335,560
Less: Intangible assets	13,753	13,769
Tangible assets	1,307,649	1,321,791
Tangible common equity ratio (non-GAAP)	7.08%	7.78%
Total shares outstanding	17,109,097	17,081,500
Tangible book value per share (non-GAAP)	$5.41	$6.02

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2022	2021	2021
Total accruing loan delinquency (past due 30 to 89 days)	$2,228	$6,336	$1,904
Total non-accrual loans	3,240	3,323	3,713
Total non-performing assets including TDRs*	3,240	3,323	3,727
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.23%	0.64%	0.19%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.34	0.34	0.37
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned and repossessed assets*	0.34	0.34	0.38
Non-performing assets as a percentage of total assets*	0.25	0.25	0.27
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.02	—	0.02
Annualized provision for loan losses	(0.15)	0.11	0.10
Total classified loans (loans rated substandard or doubtful)**	$18,778	$17,009	$10,002
*

Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned and repossessed assets.

**	Total classified loans include non-performing residential mortgage and consumer loans.

Overall, the Company continued to maintain good asset quality in the first six months of 2022 as evidenced by low levels of non-accrual loans, non-performing assets, and loan delinquency levels that continue to be below 1% of total loans. The decrease in accruing loan delinquency is primarily attributable to a decrease in residential mortgage loan delinquency and, to a lesser extent, commercial loan delinquency. The increase in classified loans is the result of the risk rating downgrade of a commercial and industrial loan relationship which was partially offset by the payoff of a substandard credit during the first half of 2022.

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

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2022, the 25 largest credits represented 22.5% of total loans outstanding, which represents a slight increase from the second quarter of 2021 when it was 22.1%.

…..ALLOWANCE FOR LOAN LOSSES…..The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2022	2021	2021
Allowance for loan losses	$11,568	$12,398	$11,752
Allowance for loan losses as
a percentage of each of the following:
total loans, net of unearned income	1.20%	1.26%	1.18%
total accruing delinquent loans
(past due 30 to 89 days)	519.21	195.68	617.23
total non-accrual loans	357.04	373.10	316.51
total non-performing assets	357.04	373.10	315.32

…..LIQUIDITY…..The Company’s liquidity position continues to be strong due to effective business development efforts as well as management’s ability to retain the significant influx of deposits that resulted from the government stimulus programs. Also, deposit levels were positively impacted in the second quarter of 2021 by the Somerset County branch acquisition which more than offset the third quarter 2021 maturity of the high cost, institutional deposit. In addition, the Company’s loyal core deposit base continues to prove to be a source of strength for the Company during periods of market volatility. As a result, through six months, total average deposits are $26.8 million, or 2.4%, higher compared to the first six months of 2021. Total deposits have demonstrated stability over the past year as indicated by the second quarter 2022 average balance being only $2.0 million, or 0.2%, lower than the second quarter 2021 average balance. Deposit volumes continue to reflect the favorable impact of government stimulus which provided support to many Americans and financial assistance to municipalities and school districts during the pandemic. Deposit volumes were also favorably impacted by the Company’s successful business development efforts. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth.

Average short-term investments declined during the first half of 2022 but continue to be higher than they have been historically. Although eased somewhat by the additional investment in the securities portfolio, the challenge remains as to the uncertainty regarding the duration that these increased funds will remain on the balance sheet which will be determined by customer behavior as the economic conditions change. Diligent monitoring and management of our short-term investment position remains a priority. Continued loan growth and prudent investment in securities are critical to achieve the best return on the remaining liquid funds with management expecting to continue to be active with new security purchases in the second half of 2022 given the increase in interest rates. On an end of period basis, at June 30, 2022, total interest bearing deposits and short-term investments decreased by $5.6 million since December 31, 2021. Given the increase to national interest rates experienced so far during 2022, a portion of the increased balance sheet liquidity was invested in additional securities to more profitably deploy the increased liquidity. In addition, loan production during 2022 was more than offset by a higher than typical level of payoff activity causing total loans to decrease since the end of the 2021 by $20.7 million. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 84.0% in the second quarter of 2022, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community during times of economic volatility. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents decreased by $12.1 million from December 31, 2021, to $29.0 million at June 30, 2022, due to $7.0 million of net cash used in investing activities and $6.2 million of net cash used in financing activities more than offsetting $1.1 million of net cash provided by operating activities. Within investing activities, cash advanced for new loans originated totaled $104.8 million and was $21.0 million lower than the $125.8 million of cash received from loan principal payments. Within financing activities, total FHLB borrowings decreased by $8.6 million while total deposits increased by $3.4 million. Within operating activities, $7.5 million of mortgage loans held for sale were originated while $7.4 million of mortgage loans were sold into the secondary market.

The holding company had $9.5 million of cash, short-term investments, and investment securities at June 30, 2022, which represents a $149,000 increase from the holding company’s cash position since the end of the fourth quarter of 2021. Dividend payments from our subsidiaries also provide ongoing cash to the holding company. At June 30, 2022, our subsidiary Bank had $12.5 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments, and its new increased dividend payout level with respect to its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $29.0 million and $41.1 million at June 30, 2022 and December 31, 2021, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short- to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At June 30, 2022, the Company had $390 million of overnight borrowing availability at the FHLB, $42 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.65%, the tier 1 capital ratio was 10.65%, and the total capital ratio was 14.33% at June 30, 2022. The Company’s tier 1 leverage ratio was 8.40% at June 30, 2022. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2022. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 342% of regulatory capital at June 30, 2022. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its increased rate of $0.03 per quarter. At June 30, 2022, the Company had approximately 17.1 million common shares outstanding.

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

	VARIABILITY OF	CHANGE IN
	NET INTEREST	MARKET VALUE OF
INTEREST RATE SCENARIO	INCOME	PORTFOLIO EQUITY
200 bp increase	2.4%	4.7%
100 bp increase	1.1	4.0
100 bp decrease	(2.1)	(6.9)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and the scheduled repricing of loans tied to an index, such as SOFR or prime. Also, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner. The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates. The fed funds rate is currently at a targeted range of 1.50% to 1.75% as the Federal Reserve took action several times in 2022 to increase the rate a total of 150 basis points. Further, there is an expectation of additional short-term interest rate increases by the Federal Reserve throughout the remainder of 2022. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $236.1 million and standby letters of credit of $12.1 million as of June 30, 2022. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $8.9 million, or 77%, of the total allowance for loan losses at June 30, 2022 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of June 30, 2022, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At June 30, 2022, the unrealized losses in the available-for-sale securities portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2022, are effective.

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
101

Includes the following financial and related information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q as of and for the quarter and six months ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: August 10, 2022	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: August 10, 2022	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer