Form 10-Q
period 2022-09-30
AMERISERV FINANCIAL INC /PA/
filed 2022-11-10
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2022
Common Stock, par value $0.01	17,114,617

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from depository institutions	$24,383	$24,748
Interest bearing deposits	4,133	10,942
Short-term investments	—	5,411
Cash and cash equivalents	28,516	41,101
Investment securities:
Available for sale, at fair value	174,300	163,171
Held to maturity (fair value $55,788 on September 30, 2022 and $55,516 on December 31, 2021)	62,567	53,751
Loans held for sale	—	983
Loans	979,843	985,880
Less: Unearned income	393	826
Less: Allowance for loan losses	10,672	12,398
Net loans	968,778	972,656
Premises and equipment:
Operating lease right-of-use asset	645	667
Financing lease right-of-use asset	2,480	2,684
Other premises and equipment, net	14,450	14,082
Accrued interest income receivable	4,620	3,984
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	135	158
Bank owned life insurance	39,016	38,842
Net deferred tax asset	4,339	—
Federal Home Loan Bank stock	3,907	2,692
Federal Reserve Bank stock	2,125	2,125
Other assets	30,559	25,053
TOTAL ASSETS	$1,350,048	$1,335,560
LIABILITIES
Non-interest bearing deposits	$214,547	$211,106
Interest bearing deposits	938,266	928,272
Total deposits	1,152,813	1,139,378
Short-term borrowings	26,274	—
Advances from Federal Home Loan Bank	28,522	42,653
Operating lease liabilities	658	682
Financing lease liabilities	2,736	2,899
Subordinated debt	26,634	26,603
Total borrowed funds	84,824	72,837
Net deferred tax liability	—	934
Other liabilities	10,824	5,862
TOTAL LIABILITIES	1,248,461	1,219,011
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,741,436 shares issued and 17,112,617 shares outstanding on September 30, 2022; 26,710,319 shares issued and 17,081,500 shares outstanding on December 31, 2021	267	267
Treasury stock at cost, 9,628,819 shares on September 30, 2022 and December 31, 2021	(83,280)	(83,280)
Capital surplus	146,198	146,069
Retained earnings	65,052	60,005
Accumulated other comprehensive loss, net	(26,650)	(6,512)
TOTAL SHAREHOLDERS' EQUITY	101,587	116,549
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,350,048	$1,335,560

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$10,691	$9,830	$29,912	$30,440
Interest bearing deposits	9	2	11	6
Short-term investments	63	26	143	41
Investment securities:
Available for sale	1,490	1,133	3,917	3,392
Held to maturity	447	381	1,272	1,100
Total Interest Income	12,700	11,372	35,255	34,979
INTEREST EXPENSE
Deposits	1,720	1,189	3,472	3,897
Short-term borrowings	36	—	39	1
Advances from Federal Home Loan Bank	127	217	459	681
Financing lease liabilities	25	26	76	80
Guaranteed junior subordinated deferrable interest debentures	—	383	—	944
Subordinated debt	263	331	789	591
Total Interest Expense	2,171	2,146	4,835	6,194
Net Interest Income	10,529	9,226	30,420	28,785
Provision (credit) for loan losses	500	350	(225)	850
Net Interest Income after Provision (Credit) for Loan Losses	10,029	8,876	30,645	27,935
NON-INTEREST INCOME
Wealth management fees	2,813	3,137	8,954	9,031
Service charges on deposit accounts	289	260	824	685
Net gains on loans held for sale	53	15	183	632
Mortgage related fees	27	81	92	310
Net realized gains on investment securities	—	—	—	84
Bank owned life insurance	329	221	769	771
Other income	815	702	1,977	1,916
Total Non-Interest Income	4,326	4,416	12,799	13,429
NON-INTEREST EXPENSE
Salaries and employee benefits	7,071	6,910	21,439	20,718
Net occupancy expense	698	651	2,136	1,980
Equipment expense	393	390	1,205	1,183
Professional fees	1,656	1,379	4,490	4,089
Supplies, postage and freight	172	158	481	486
Miscellaneous taxes and insurance	350	318	1,022	922
Federal deposit insurance expense	125	170	400	480
Branch acquisition costs	—	87	—	390
Other expense	1,262	1,457	4,143	4,615
Total Non-Interest Expense	11,727	11,520	35,316	34,863

PRETAX INCOME	2,628	1,772	8,128	6,501
Provision for income taxes	526	341	1,627	1,281
NET INCOME	$2,102	$1,431	$6,501	$5,220
PER COMMON SHARE DATA:
Basic:
Net income	$0.12	$0.08	$0.38	$0.31
Average number of shares outstanding	17,111	17,075	17,105	17,071
Diluted:
Net income	$0.12	$0.08	$0.38	$0.31
Average number of shares outstanding	17,145	17,114	17,146	17,114

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
COMPREHENSIVE (LOSS) INCOME
Net income	$2,102	$1,431	$6,501	$5,220
Other comprehensive (loss) income
Pension obligation change for defined benefit plan	(59)	2,422	(4,577)	8,190
Income tax effect	12	(509)	961	(1,720)
Unrealized holding losses on available for sale securities arising during period	(8,064)	(589)	(20,915)	(1,362)
Income tax effect	1,694	123	4,393	286
Reclassification adjustment for net realized gains on available for sale securities included in net income	—	—	—	(84)
Income tax effect	—	—	—	18
Other comprehensive (loss) income	(6,417)	1,447	(20,138)	5,328
Comprehensive (loss) income	$(4,315)	$2,878	$(13,637)	$10,548

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
COMMON STOCK
Balance at beginning of period	$267	$267	$267	$267
New common shares issued for exercise of stock options (3,520 shares for the three months ended September 30, 2022 and 31,117 and 14,856 shares for the nine months ended September 30, 2022 and 2021, respectively)	—	—	—	—
Balance at end of period	267	267	267	267
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,280)	(83,280)	(83,280)
Treasury stock purchased	—	—	—	—
Balance at end of period	(83,280)	(83,280)	(83,280)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	146,175	146,025	146,069	145,969
New common shares issued for exercise of stock options (3,520 shares for the three months ended September 30, 2022 and 31,117 and 14,856 shares for the nine months ended September 30, 2022 and 2021, respectively)	11	—	91	39
Stock option expense	12	13	38	30
Balance at end of period	146,198	146,038	146,198	146,038
RETAINED EARNINGS
Balance at beginning of period	63,463	57,577	60,005	54,641
Net income	2,102	1,431	6,501	5,220
Cash dividend declared on common stock ($0.030 amd $0.025 per share for the three months ended September 30, 2022 and 2021, respectively and $0.085 amd $0.075 per share for the nine months ended September 30, 2022 and 2021, respectively)	(513)	(427)	(1,454)	(1,280)
Balance at end of period	65,052	58,581	65,052	58,581
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(20,233)	(9,317)	(6,512)	(13,198)
Other comprehensive (loss) income	(6,417)	1,447	(20,138)	5,328
Balance at end of period	(26,650)	(7,870)	(26,650)	(7,870)
TOTAL SHAREHOLDERS’ EQUITY	$101,587	$113,736	$101,587	$113,736

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$6,501	$5,220
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(225)	850
Depreciation and amortization expense	1,531	1,508
Amortization expense of core deposit intangible	23	11
Amortization of fair value adjustment on acquired time deposits	(83)	(58)
Net amortization of investment securities	98	189
Net realized gains on investment securities — available for sale	—	(84)
Net gains on loans held for sale	(183)	(632)
Net amortization of deferred loan fees	(486)	(967)
Origination of mortgage loans held for sale	(8,239)	(10,467)
Sales of mortgage loans held for sale	9,405	17,349
(Increase) decrease in accrued interest receivable	(636)	148
Decrease in accrued interest payable	(571)	(731)
Earnings on bank-owned life insurance	(769)	(771)
Deferred income taxes	601	1,023
Stock compensation expense	38	30
Net change in operating leases	(69)	(71)
Other, net	(5,082)	(4,968)
Net cash provided by operating activities	1,854	7,579
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(49,372)	(48,951)
Purchase of investment securities — held to maturity	(11,104)	(15,272)
Proceeds from maturities of investment securities — available for sale	15,755	30,314
Proceeds from maturities of investment securities — held to maturity	2,244	5,490
Proceeds from sales of investment securities — available for sale	1,519	960
Purchase of regulatory stock	(4,405)	(1,245)
Proceeds from redemption of regulatory stock	3,190	2,842
Long-term loans originated	(163,679)	(232,781)
Principal collected on long-term loans	168,215	209,771
Purchases of premises and equipment	(1,621)	(834)
Proceeds from sale of other real estate owned and repossessed assets	14	—
Cash acquired in branch acquisition, net	—	40,431
Proceeds from life insurance policies	670	645
Net cash used in investing activities	(38,574)	(8,630)
FINANCING ACTIVITIES
Net increase in deposit balances	13,518	47,097
Net increase (decrease) in other short-term borrowings	26,274	(24,702)
Principal repayments on advances from Federal Home Loan Bank	(14,131)	(21,336)
Principal payments on financing lease liabilities	(163)	(156)
Redemption of guaranteed junior subordinated deferrable interest debentures	—	(13,085)
Subordinated debt issuance, net	—	26,597
Redemption of subordinated debt	—	(7,650)
Stock options exercised	91	39
Common stock dividend paid	(1,454)	(1,280)
Net cash provided by financing activities	24,135	5,524
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,585)	4,473
CASH AND CASH EQUIVALENTS AT JANUARY 1	41,101	31,504
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$28,516	$35,977

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank) and AmeriServ Trust and Financial Services Company (the Trust Company). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.3 billion and $2.7 billion that are not reported on the Company’s Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, respectively.

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

The static pool analysis methodology captures loans that qualify for a segment (i.e. balance of a pool of loans with similar risk characteristics) as of a point in time to form a cohort, then tracks that cohort over their remaining lives to determine their loss behavior. The remaining lifetime loss rate is then applied to current loans that qualify for the same segmentation criteria to form a remaining life expectation on current loans. Based on a preliminary parallel calculation as of September 30, 2022, the Company believes that the adoption of ASU 2016-13 will not have a significant impact on our financial statements. The allowance of credit losses under the CECL methodology is estimated to be between $11.0 million and $13.0 million. However, such estimates are subject to significant change as we continue to finalize the judgmental qualitative factors. The Company will continue to make refinements to its expected credit loss estimates throughout the remainder of 2022.

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

4.    Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers – Topic 606, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 76.5% of the total revenue of the Company.

Non-interest income within the scope of Topic 606 are as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of September 30, 2022 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts - The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income - Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders which allows our customers to access their account electronically at ATMs and POS terminals. Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied its performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine month periods ending September 30, 2022 and 2021 (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Non-interest income:
In-scope of Topic 606
Wealth management fees	$2,813	$3,137	$8,954	$9,031
Service charges on deposit accounts	289	260	824	685
Other	538	548	1,521	1,510
Non-interest income (in-scope of topic 606)	3,640	3,945	11,299	11,226
Non-interest income (out-of-scope of topic 606)	686	471	1,500	2,203
Total non-interest income	$4,326	$4,416	$12,799	$13,429

5.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three month periods ending September 30, 2022 and 2021, options to purchase 22,000 common shares, with an exercise price of $4.00 to $4.22, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive. For the nine month periods ending September 30, 2022 and 2021, options to purchase 12,000 common shares, with an exercise price of $4.19 to $4.22, and options to purchase 22,000 common shares, with an exercise price of $4.00 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Numerator:
Net income	$2,102	$1,431	$6,501	$5,220
Denominator:
Weighted average common shares outstanding (basic)	17,111	17,075	17,105	17,071
Effect of stock options	34	39	41	43
Weighted average common shares outstanding (diluted)	17,145	17,114	17,146	17,114
Earnings per common share:
Basic	$0.12	$0.08	$0.38	$0.31
Diluted	0.12	0.08	0.38	0.31

6.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made $950,000 in income tax payments in the first nine months of 2022 compared to $200,000 in the same 2021 period. The Company made total interest payments of $5,407,000 in the first nine months of 2022 compared to $6,898,000 in the same 2021 period. The Company had $53,000 non-cash transfers to other real estate owned (OREO) and repossessed assets in the first nine months of 2022 compared to $8,000 non-cash transfers in the same 2021 period. During the first nine months of 2022, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $45,000. During the first nine months of 2021, the Company did not enter into any new lease agreements.

7.    Investment Securities

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale (AFS):

	September 30, 2022
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$11,349	$—	$(1,312)	$10,037
U.S. Agency mortgage-backed securities	101,389	14	(13,377)	88,026
Municipal	21,438	—	(1,799)	19,639
Corporate bonds	59,284	36	(2,722)	56,598
Total	$193,460	$50	$(19,210)	$174,300

Investment securities held to maturity (HTM):

	September 30, 2022
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(439)	$2,061
U.S. Agency mortgage-backed securities	19,354	11	(2,343)	17,022
Municipal	34,206	6	(3,818)	30,394
Corporate bonds and other securities	6,507	—	(196)	6,311
Total	$62,567	$17	$(6,796)	$55,788

Investment securities available for sale (AFS):

	December 31, 2021
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$7,371	$86	$(70)	$7,387
U.S. Agency mortgage-backed securities	80,136	1,202	(1,171)	80,167
Municipal	20,066	851	(25)	20,892
Corporate bonds	53,843	1,028	(146)	54,725
Total	$161,416	$3,167	$(1,412)	$163,171

Investment securities held to maturity (HTM):

	December 31, 2021
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(11)	$2,489
U.S. Agency mortgage-backed securities	10,556	203	(115)	10,644
Municipal	33,188	1,734	(103)	34,819
Corporate bonds and other securities	7,507	64	(7)	7,564
Total	$53,751	$2,001	$(236)	$55,516

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” At September 30, 2022, 52.9% of the portfolio was rated “AAA” as compared to 47.1% at December 31, 2021. Approximately 13.9% of the portfolio was either rated below “A” or unrated at September 30, 2022 as compared to 14.7% at December 31, 2021.

The Company sold $1.5 million AFS securities during the third quarter and first nine months of 2022 resulting in $5,000 of gross investment security gains and $5,000 of gross investment security losses. The Company sold no AFS securities during the third quarter of 2021. Total proceeds from the sale of AFS securities for the first nine months of 2021 were $960,000 resulting in $84,000 of gross investment security gains.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $129,517,000 at September 30, 2022 and $122,574,000 at December 31, 2021.

The following tables present information concerning investments with unrealized losses as of September 30, 2022 and December 31, 2021 (in thousands):

Total investment securities:

	September 30, 2022
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$5,917	$(432)	$6,181	$(1,319)	$12,098	$(1,751)
U.S. Agency mortgage-backed securities	65,965	(6,084)	37,261	(9,636)	103,226	(15,720)
Municipal	43,069	(4,327)	5,796	(1,290)	48,865	(5,617)
Corporate bonds and other securities	46,988	(2,416)	5,898	(502)	52,886	(2,918)
Total	$161,939	$(13,259)	$55,136	$(12,747)	$217,075	$(26,006)

Total investment securities:

	December 31, 2021
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$7,419	$(81)	$—	$—	$7,419	$(81)
U.S. Agency mortgage-backed securities	45,422	(972)	6,691	(314)	52,113	(1,286)
Municipal	7,832	(128)	—	—	7,832	(128)
Corporate bonds and other securities	14,558	(92)	2,439	(61)	16,997	(153)
Total	$75,231	$(1,273)	$9,130	$(375)	$84,361	$(1,648)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 423 positions that are considered temporarily impaired at September 30, 2022. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

The interest rate environment and market yields can also have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of September 30, 2022, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.9% of the par value.

Contractual maturities of securities at September 30, 2022 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at September 30, 2022 is 58.2 months and is higher than the duration at December 31, 2021 which was 41.5 months. The duration remains within our internally established guideline to not exceed 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	September 30, 2022
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$7,265	$7,234	$2,200	$2,132
After 1 year but within 5 years	40,696	39,101	12,136	11,620
After 5 years but within 10 years	49,071	44,735	24,434	21,526
Over 10 years	96,428	83,230	23,797	20,510
Total	$193,460	$174,300	$62,567	$55,788

8.    Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Commercial:
Commercial and industrial	$128,116	$134,182
Paycheck Protection Program (PPP)	24	17,311
Commercial loans secured by owner occupied real estate (1)	80,247	99,644
Commercial loans secured by non-owner occupied real estate (1)	459,943	430,825
Real estate − residential mortgage (1)	297,384	287,996
Consumer	13,736	15,096
Loans, net of unearned income	$979,450	$985,054
(1)	Real estate construction loans constituted 4.5% and 5.6% of the Company’s total loans, net of unearned income as of September 30, 2022 and December 31, 2021, respectively.

Loan balances at September 30, 2022 and December 31, 2021 are net of unearned income of $393,000 and $826,000, respectively. The unearned income balance at September 30, 2022 includes no unrecognized fee income from the PPP loan originations compared to $386,000 at December 31, 2021.

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

The following table provides information regarding our potential COVID-19 risk concentrations for commercial and commercial real estate loans by industry type at September 30, 2022 and December 31, 2021 (in thousands).

	September 30, 2022
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$5	$—	$—	$8,778	$8,783
Multifamily/apartments/student housing	—	—	267	82,181	82,448
Office	37,622	—	8,059	24,081	69,762
Retail	7,030	—	17,348	154,010	178,388
Industrial/manufacturing/warehouse	64,321	—	11,442	77,368	153,131
Hotels	—	—	—	41,162	41,162
Eating and drinking places	303	24	4,656	1,363	6,346
Personal care	959	—	—	2,666	3,625
Amusement and recreation	77	—	3,819	3	3,899
Mixed use	—	—	4,181	49,833	54,014
Other	17,799	—	30,475	18,498	66,772
Total	$128,116	$24	$80,247	$459,943	$668,330

	December 31, 2021
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,246	$—	$96	$8,565	$9,907
Multifamily/apartments/student housing	—	—	245	73,912	74,157
Office	37,386	203	8,644	28,500	74,733
Retail	7,253	444	20,439	148,668	176,804
Industrial/manufacturing/warehouse	74,508	5,940	21,468	44,316	146,232
Hotels	154	1,764	—	42,425	44,343
Eating and drinking places	484	6,591	4,537	1,752	13,364
Personal care	1,197	173	—	4,315	5,685
Amusement and recreation	92	53	5,402	12	5,559
Mixed use	—	—	4,031	62,088	66,119
Other	11,862	2,143	34,782	16,272	65,059
Total	$134,182	$17,311	$99,644	$430,825	$681,962

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act and subsequent legislation authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) program called the Paycheck Protection Program (PPP). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans.

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

As of September 30, 2022, the Company had 1 PPP loan outstanding totaling $24,000 and has recorded a total of $58,000 and $433,000 of processing fee income and interest income from PPP lending activity in the third quarter and first nine months of 2022, respectively.

9.  Allowance for Loan Losses

The following tables summarize the rollforward of the allowance for loan losses by portfolio segment for the three and nine month periods ending September 30, 2022 and 2021 (in thousands).

	Three months ended September 30, 2022
	Balance at	Charge-		Provision	Balance at
	June 30, 2022	Offs	Recoveries	(Credit)	September 30, 2022
Commercial	$3,158	$—	$4	$(406)	$2,756
Commercial loans secured by non-owner occupied real estate	5,716	(1,390)	13	1,093	5,432
Real estate-residential mortgage	1,473	(9)	2	(89)	1,377
Consumer	102	(24)	8	1	87
Allocation for general risk	1,119	—	—	(99)	1,020
Total	$11,568	$(1,423)	$27	$500	$10,672

	Three months ended September 30, 2021
	Balance at	Charge-		Provision	Balance at
	June 30, 2021	Offs	Recoveries	(Credit)	September 30, 2021
Commercial	$3,534	$—	$35	$(445)	$3,124
Commercial loans secured by non-owner occupied real estate	5,535	—	13	670	6,218
Real estate-residential mortgage	1,388	—	8	61	1,457
Consumer	123	(50)	16	28	117
Allocation for general risk	1,172	—	—	36	1,208
Total	$11,752	$(50)	$72	$350	$12,124

	Nine months ended September 30, 2022
	Balance at	Charge-		Provision	Balance at
	December 31, 2021	Offs	Recoveries	(Credit)	September 30, 2022
Commercial	$3,071	$(72)	$4	$(247)	$2,756
Commercial loans secured by non-owner occupied real estate	6,392	(1,390)	39	391	5,432
Real estate-residential mortgage	1,590	(32)	14	(195)	1,377
Consumer	113	(110)	46	38	87
Allocation for general risk	1,232	—	—	(212)	1,020
Total	$12,398	$(1,604)	$103	$(225)	$10,672

	Nine months ended September 30, 2021
	Balance at	Charge-		Provision	Balance at
	December 31, 2020	Offs	Recoveries	(Credit)	September 30, 2021
Commercial	$3,472	$(147)	$52	$(253)	$3,124
Commercial loans secured by non-owner occupied real estate	5,373	—	37	808	6,218
Real estate-residential mortgage	1,292	(17)	42	140	1,457
Consumer	115	(85)	47	40	117
Allocation for general risk	1,093	—	—	115	1,208
Total	$11,345	$(249)	$178	$850	$12,124

The Company recorded a $500,000 loan loss provision in the third quarter of 2022 as compared to a $350,000 provision expense recorded in the third quarter of 2021. For the first nine months of 2022, the Company recorded a $225,000 provision recovery compared to an $850,000 provision expense recorded in the first nine months of 2021, representing a $1.1 million favorable shift between years. The increased third quarter 2022 provision expense reflects the partial charge-down and transfer of one non-owner occupied commercial real estate loan relationship into non-accrual status while the borrower pursues the sale of the property. However, the provision recovery for the nine-month time period in 2022 reflects improved credit quality for the overall portfolio due to several loan upgrades and increased payoff and paydown activity including two substandard credits. As demonstrated historically, the Company continues its strategic conviction that a strong allowance for loan losses is needed, which has proven to be essential given the support provided to certain borrowers as they fully recover from the COVID-19 pandemic. Even with the third quarter increase, overall non-performing assets remain well controlled, and such assets totaled $4.6 million, or 0.47% of total loans, at September 30, 2022 compared to $3.3 million, or 0.34% of total loans, at December 31, 2021. It should be noted that the 100% SBA guarantee on PPP loans minimizes the level of credit risk associated with the loans. As a result, such loans are assigned a 0% risk weight for purposes of calculating the Bank’s risk-based capital ratios. Therefore, it was deemed appropriate to not allocate any portion of the loan loss reserve for the PPP loans.

Due primarily to the partial charge-down described above, the Company experienced net loan charge-offs of $1.5 million, or 0.21% of total average loans, in the nine months of 2022 which is considerably higher than the net loan charge-offs of $71,000, or 0.01% of total average loans, in the nine months of 2021. The allowance for loan losses provided 232% coverage of non-performing assets, and 1.09% of total loans, at September 30, 2022, compared to 373% coverage of non-performing assets, and 1.26% of total loans, at December 31, 2021.

The following tables summarize the loan portfolio and allowance for loan loss by the primary segments of the loan portfolio (in thousands).

	At September 30, 2022
		Commercial Loans
		Secured by
		Non-Owner	Real Estate-
		Occupied	Residential		Allocation for
	Commercial	Real Estate	Mortgage	Consumer	General Risk	Total
Loans:
Individually evaluated for impairment	$2,045	$1,623	$—	$—		$3,668
Collectively evaluated for impairment	206,342	458,320	297,384	13,736		975,782
Total loans	$208,387	$459,943	$297,384	$13,736		$979,450
Allowance for loan losses:
Specific reserve allocation	$567	$3	$—	$—	$—	$570
General reserve allocation	2,189	5,429	1,377	87	1,020	10,102
Total allowance for loan losses	$2,756	$5,432	$1,377	$87	$1,020	$10,672

	At December 31, 2021
		Commercial Loans
		Secured by
		Non-Owner	Real Estate-
		Occupied	Residential		Allocation for
	Commercial	Real Estate	Mortgage	Consumer	General Risk	Total
Loans:
Individually evaluated for impairment	$2,165	$5	$—	$—		$2,170
Collectively evaluated for impairment	248,972	430,820	287,996	15,096		982,884
Total loans	$251,137	$430,825	$287,996	$15,096		$985,054
Allowance for loan losses:
Specific reserve allocation	$628	$5	$—	$—	$—	$633
General reserve allocation	2,443	6,387	1,590	113	1,232	11,765
Total allowance for loan losses	$3,071	$6,392	$1,590	$113	$1,232	$12,398

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

	At September 30, 2022
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$2,045	$567	$—	$2,045	$2,251
Commercial loans secured by non-owner occupied real estate	3	3	1,620	1,623	1,645
Total impaired loans	$2,048	$570	$1,620	$3,668	$3,896

	At December 31, 2021
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$2,165	$628	$—	$2,165	$2,260
Commercial loans secured by non-owner occupied real estate	5	5	—	5	27
Total impaired loans	$2,170	$633	$—	$2,170	$2,287

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Average impaired balance:
Commercial	$2,066	$2,233	$2,106	$1,972
Commercial loans secured by non-owner occupied real estate	814	7	410	7
Average investment in impaired loans	$2,880	$2,240	$2,516	$1,979
Interest income recognized:
Commercial	$—	$3	$—	$15
Commercial loans secured by non-owner occupied real estate	—	—	—	—
Interest income recognized on a cash basis on impaired loans	$—	$3	$—	$15

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

	At September 30, 2022
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$122,959	$—	$5,157	$—	$128,116
Paycheck Protection Program (PPP)	24	—	—	—	24
Commercial loans secured by owner occupied real estate	79,257	—	990	—	80,247
Commercial loans secured by non-owner occupied real estate	436,874	13,801	9,265	3	459,943
Total	$639,114	$13,801	$15,412	$3	$668,330

	At December 31, 2021
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$125,079	$6,722	$738	$1,643	$134,182
Paycheck Protection Program (PPP)	17,311	—	—	—	17,311
Commercial loans secured by owner occupied real estate	98,271	297	1,076	—	99,644
Commercial loans secured by non-owner occupied real estate	399,104	19,322	12,394	5	430,825
Total	$639,765	$26,341	$14,208	$1,648	$681,962

It is generally the policy of the Bank that the outstanding balance of any residential mortgage loan that exceeds 90-days past due as to principal and/or interest is transferred to non-accrual status and an evaluation is completed to determine the fair value of the collateral less selling costs, unless the balance is minor. A charge-down is recorded for any deficiency balance determined from the collateral evaluation. The remaining non-accrual balance is reported as impaired with no specific allowance. It is generally the policy of the Bank that the outstanding balance of any consumer loan that exceeds 90-days past due as to principal and/or interest is charged-off. The following tables present the performing and non-performing outstanding balances of the residential and consumer portfolio classes.

	At September 30, 2022
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$296,495	$889	$297,384
Consumer	13,736	—	13,736
Total	$310,231	$889	$311,120

	At December 31, 2021
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$286,843	$1,153	$287,996
Consumer	15,096	—	15,096
Total	$301,939	$1,153	$303,092

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At September 30, 2022
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$127,634	$402	$80	$—	$482	$128,116	$—
Paycheck Protection Program (PPP)	24	—	—	—	—	24	—
Commercial loans secured by owner occupied real estate	80,247	—	—	—	—	80,247	—
Commercial loans secured by non-owner occupied real estate	459,943	—	—	—	—	459,943	—
Real estate – residential mortgage	294,977	584	995	828	2,407	297,384	—
Consumer	13,441	289	6	—	295	13,736	—
Total	$976,266	$1,275	$1,081	$828	$3,184	$979,450	$—

	At December 31, 2021
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$133,918	$14	$250	$—	$264	$134,182	$—
Paycheck Protection Program (PPP)	17,311	—	—	—	—	17,311	—
Commercial loans secured by owner occupied real estate	99,454	—	190	—	190	99,644	—
Commercial loans secured by non-owner occupied real estate	428,790	2,035	—	—	2,035	430,825	—
Real estate – residential mortgage	283,178	2,449	1,240	1,129	4,818	287,996	—
Consumer	14,938	151	7	—	158	15,096	—
Total	$977,589	$4,649	$1,687	$1,129	$7,465	$985,054	$—

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

10.  Non-Performing Assets Including Troubled Debt Restructurings (TDR)

The following table presents information concerning non-performing assets including TDR (in thousands, except percentages):

	September 30, 2022	December 31, 2021
Non-accrual loans:
Commercial and industrial	$2,045	$2,165
Commercial loans secured by non-owner occupied real estate	1,623	5
Real estate – residential mortgage	889	1,153
Total	4,557	3,323

Other real estate owned and repossessed assets:
Real estate – residential mortgage	38	—
Consumer	1	—
Total	39	—
Total non-performing assets including TDR	$4,596	$3,323
Total non-performing assets as a percent of loans, net of unearned income, other real estate owned and repossessed assets	0.47%	0.34%

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

The following table details the loan modified as a TDR during the three-month period ended September 30, 2022 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial loans secured by non-owner occupied real estate	1	$1,620	Extension of maturity date with an interest only period at below market interest rate

The following table details the loans modified as TDRs during the nine-month period ended September 30, 2022 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$458	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate
Commercial loans secured by non-owner occupied real estate	1	$1,620	Extension of maturity date with an interest only period at below market interest rate

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

All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed. The specific ALL reserve for loans modified as TDRs was $129,000 and $132,000 as of September 30, 2022 and December 31, 2021, respectively.

The Company had no loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the current reporting periods, which begin January 1, 2021 and 2020 (nine-month periods) and July 1, 2021 and 2020 (three-month periods), respectively, and that subsequently defaulted during these reporting periods.

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

In response to the COVID-19 pandemic, the Company remains committed to prudently working with and supporting our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. The following table presents information comparing loans which were subject to a loan modification related to COVID-19, as of

September 30, 2022 and December 31, 2021. Note that the percentage of outstanding loans presented below was calculated based on loan totals excluding PPP loans. Management believes that this method more accurately reflects the concentration of COVID-19 related modifications within the loan portfolio.

	At September 30, 2022		At December 31, 2021
		% of Outstanding		% of Outstanding
	Balance	Non-PPP Loans	Balance	Non-PPP Loans
	(in thousands)		(in thousands)
CRE/Commercial	$3,919	0.6%	$7,488	1.1%
Home Equity/Consumer	—	—	57	0.1
Residential Mortgage	248	0.1	203	0.1
Total	$4,167	0.4	$7,748	0.8

The balance of loan modifications related to COVID-19 at September 30, 2022 represents a decrease of $3.6 million, or 46.2%, from the balance of loans modified for COVID-19 at December 31, 2021. In addition, this current level of borrowers requesting payment deferrals is down sharply from its peak level of approximately $200 million that occurred at June 30, 2020. As a result of these loan modifications, the Company has recorded $503,000 of accrued interest income that has not been received as of September 30, 2022.

Borrower requested modifications primarily consist of the deferral of principal and/or interest payments. The following table presents the composition of the types of payment relief that have been granted.

	At September 30, 2022		At December 31, 2021
	Number of Loans	Balance	Number of Loans	Balance
		(in thousands)		(in thousands)
Type of Payment Relief
Interest only payments	2	$3,919	6	$3,768
Complete payment deferrals	2	248	5	3,980
Total	4	$4,167	11	$7,748

Management continues to carefully monitor asset quality with a particular focus on customers that have requested payment deferrals during this difficult economic time. Deferral extension requests were considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt, and issued regulatory guidance. At September 30, 2022, the COVID-19 related modifications within the commercial real estate and commercial loan portfolios are to two borrowers in the hospitality and personal care industries, with loans totaling approximately $3.9 million. In order to properly monitor the increased credit risk associated with the modified loans, the Asset Quality Task Force is meeting periodically to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers.

11.  Short-Term Borrowings and Advances from Federal Home Loan Bank

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At September 30, 2022
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$26,274	3.11%
FHLB Advances	2022	8,757	1.79
	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		28,522	1.59
Total short-term and FHLB borrowings		$54,796	2.32%

	At December 31, 2021
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$—	—%
FHLB Advances	2022	22,888	1.88
	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		42,653	1.71
Total short-term and FHLB borrowings		$42,653	1.71%

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

12.  Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Net			Net
	Unrealized			Unrealized
	Gains and			Gains and
	Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$(8,766)	$(11,467)	$(20,233)	$2,863	$(12,180)	$(9,317)
Other comprehensive income (loss) before reclassifications	(6,370)	(498)	(6,868)	(466)	1,219	753
Amounts reclassified from accumulated other comprehensive loss	—	451	451	—	694	694
Net current period other comprehensive income (loss)	(6,370)	(47)	(6,417)	(466)	1,913	1,447
Ending balance	$(15,136)	$(11,514)	$(26,650)	$2,397	$(10,267)	$(7,870)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Net			Net
	Unrealized			Unrealized
	Gains and			Gains and
	Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$1,386	$(7,898)	$(6,512)	$3,539	$(16,737)	$(13,198)
Other comprehensive income (loss) before reclassifications	(16,522)	(5,408)	(21,930)	(1,076)	4,140	3,064
Amounts reclassified from accumulated other comprehensive loss	—	1,792	1,792	(66)	2,330	2,264
Net current period other comprehensive income (loss)	(16,522)	(3,616)	(20,138)	(1,142)	6,470	5,328
Ending balance	$(15,136)	$(11,514)	$(26,650)	$2,397	$(10,267)	$(7,870)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	September 30, 2022	September 30, 2021	statement of operations
Amortization of estimated defined benefit pension plan loss(2)
	$571	$879	Other expense
	(120)	(185)	Provision for income taxes
	$451	$694
Total reclassifications for the period	$451	$694

(1) Amounts in parentheses indicate credits.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 17 for additional details).

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the nine	For the nine
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	September 30, 2022	September 30, 2021	statement of operations
Realized gains on sale of securities
	$—	$(84)	Net realized gains on investment securities
	—	18	Provision for income taxes
	$—	$(66)
Amortization of estimated defined benefit pension plan loss(2)
	$2,268	$2,949	Other expense
	(476)	(619)	Provision for income taxes
	$1,792	$2,330
Total reclassifications for the period	$1,792	$2,264

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2022, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At September 30, 2022
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$152,571	13.92%	$136,390	12.49%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	114,491	10.44	124,944	11.45	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,491	10.44	124,944	11.45	6.00	8.00
Tier 1 Capital (To Average Assets)	114,491	8.56	124,944	9.44	4.00	5.00

	At December 31, 2021
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$149,177	14.04%	$133,881	12.66%	8.00%	10.00%
Tier 1 Common Equity (To Risk Weighted Assets)	109,292	10.29	120,656	11.41	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	109,292	10.29	120,656	11.41	6.00	8.00
Tier 1 Capital (To Average Assets)	109,292	8.17	120,656	9.12	4.00	5.00

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

The following table summarizes the interest rate swap transactions that impacted the Company’s first nine months of 2022 and 2021 performance (in thousands, except percentages).

	At September 30, 2022
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$64,624	3.54%	Monthly	$(306)
Swap liabilities	N/A	(64,624)	(3.54)	Monthly	306
Net exposure		—	—		—

	At September 30, 2021
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$55,061	2.59%	Monthly	$(602)
Swap liabilities	N/A	(55,061)	(2.59)	Monthly	602
Net exposure		—	—		—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPA can be found in Note 18. The notional amount of the risk participation agreement outstanding at September 30, 2022 and 2021 was $2.2 million and $2.6 million, respectively.

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at September 30, 2022 and 2021. None of the Company's derivatives are designated as hedging instruments.

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

The contribution of the major business segments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2022		September 30, 2022
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$13,341	$3,359	$37,912	$9,493
Wealth management	2,827	425	9,006	1,658
Investment/Parent	(1,313)	(1,682)	(3,699)	(4,650)
Total	$14,855	$2,102	$43,219	$6,501

	Three months ended		Nine months ended
	September 30, 2021		September 30, 2021
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$12,515	$2,801	$38,605	$9,059
Wealth management	3,154	831	9,082	2,227
Investment/Parent	(2,027)	(2,201)	(5,473)	(6,066)
Total	$13,642	$1,431	$42,214	$5,220

16.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $239.5 million and $216.6 million along with standby letters of credit of $12.0 million and $13.1 million as of September 30, 2022 and December 31, 2021, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The carrying amount of the reserves for AmeriServ obiligations related to unfunded commitments and standby letters of credit was $774,000 at September 30, 2022 and $989,000 at December 31, 2021.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

17.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities

(including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$358	$429	$1,073	$1,287
Interest cost	365	221	1,094	664
Expected return on plan assets	(1,052)	(1,004)	(3,156)	(3,012)
Amortization of net loss	341	610	1,024	1,829
Settlement charge	230	269	1,244	1,120
Net periodic pension cost	$242	$525	$1,279	$1,888

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The Company recognized a $230,000 and $1.2 million settlement charge in connection with its defined benefit pension plan in the third quarter and first nine months of 2022, respectively. This compares to a $269,000 and $1.1 million settlement charge recognized in the third quarter and first nine months of 2021, respectively. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year. So far in 2022, a vast majority of employees that retired have elected to take a lump sum distribution as opposed to collecting future monthly annuity payments since the value of the lump sums continued to be elevated this year due to the low level of interest rates in late 2021 when these lump sums were calculated. It is anticipated that the Company will be required to recognize additional settlement charges through year end as more people retire. However, the amount of these future settlement charges are difficult to estimate. It is important to note that since the retired employees have chosen to take the lump sum payments, these individuals are no longer included in the pension plan. Therefore, we expect that the Company’s normal annual pension expense should be lower in the future, which has been evident so far in 2022 as the normal amount of pension expense required to be recognized is lower than the 2021 level.

The accrued pension liability, which had a positive (debit) balance of $17.6 million and $19.5 million, was reclassified to other assets on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. The balance of the accrued pension liability continues to be a positive value as a result of Company contributions to the plan and the revaluation of the obligation due to the recognition of the settlement charge.

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

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at September 30, 2022
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$491	$491	$—	$—
Available for sale securities:
U.S. Agency	10,037	—	10,037	—
U.S. Agency mortgage-backed securities	88,026	—	88,026	—
Municipal	19,639	—	19,639	—
Corporate bonds	56,598	—	56,598	—
Interest rate swap asset (1)	7,518	—	7,518	—
Interest rate swap liability (2)	(7,367)	—	(7,367)	—
Risk participation agreement (2)	—	—	—	—

	Fair Value Measurements at December 31, 2021
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$526	$526	$—	$—
Available for sale securities:
U.S. Agency	7,387	—	7,387	—
U.S. Agency mortgage-backed securities	80,167	—	80,167	—
Municipal	20,892	—	20,892	—
Corporate bonds	54,725	—	54,725	—
Interest rate swap asset (1)	1,226	—	1,226	—
Interest rate swap liability (2)	(1,226)	—	(1,226)	—
Risk participation agreement (2)	—	—	—	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At September 30, 2022, impaired loans evaluated using the collateral method with a carrying value of $1.6 million were reduced by a specific valuation allowance totaling $3,000 resulting in a net fair value of $1.6 million. At December 31, 2021, impaired loans evaluated using the collateral method with a carrying value of $5,000 were reduced by a specific valuation allowance totaling $5,000 resulting in a net fair value of zero.

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

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
September 30, 2022	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$1,620	$—	$—	$1,620
Other real estate owned and repossessed assets	39	—	—	39

Fair Value Measurements
December 31, 2021	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$—	$—	$—	$—

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
September 30, 2022	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$1,620	Appraisal of	Appraisal	0% to 100% (0%)
		collateral (1)	adjustments (2)
Other real estate owned and repossessed assets	39	Appraisal of	Appraisal	52% (52%)
		collateral (1)	adjustments (2)
			Liquidation	10% to 39% (11%)
expenses

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2021	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$—	Appraisal of	Appraisal	100% (100%)
		collateral (1)	adjustments (2)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on U.S. GAAP measurements and recorded carrying values at September 30, 2022 and December 31, 2021 for the remaining financial instruments not required to be measured or reported at fair value were as follows:

	September 30, 2022
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$62,567	$55,788	$—	$52,936	$2,852
Loans, net of allowance for loan loss and unearned income	968,778	910,169	—	—	910,169
FINANCIAL LIABILITIES:
Deposits with stated maturities	283,640	279,204	—	—	279,204
All other borrowings (1)	55,156	52,845	—	—	52,845

	December 31, 2021
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$53,751	$55,516	$—	$52,523	$2,993
Loans held for sale	983	1,022	1,022	—	—
Loans, net of allowance for loan loss and unearned income	972,656	969,681	—	—	969,681
FINANCIAL LIABILITIES:
Deposits with stated maturities	292,325	294,280	—	—	294,280
All other borrowings(1)	69,256	69,506	—	—	69,506
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

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

…..2022 THIRD QUARTER SUMMARY OVERVIEW…..AmeriServ Financial, Inc. reported third quarter 2022 net income of $2.1 million, or $0.12 per diluted common share. This earnings performance was a $671,000, or 46.9%, increase from the third quarter of 2021 when net income totaled $1.4 million, or $0.08 per diluted common share. For the nine-month period ended September 30, 2022, the Company reported net income of $6.5 million, or $0.38 per diluted common share. This represents a 22.6% increase in earnings per share from the nine-month period of 2021 when net income totaled $5.2 million, or $0.31 per diluted common share. The improved earnings performance in 2022 reflects the full benefit of several important strategic actions that our company executed in 2021, the successful management of our asset quality throughout the pandemic, and effective balance sheet management.

The financial markets have been characterized by uncertainty and turmoil during the third quarter of 2022 as the Federal Reserve has continued to aggressively increase interest rates to address the highest inflation in decades. It appears that this turmoil may well continue during the fourth quarter and into 2023. In such times, it is necessary for community-based financial institutions, like AmeriServ, to pursue the strategies that best protect the institution and its customers. There is no textbook to follow, no computer software designed to provide easy answers to these challenges.

Therefore, it is usually best to rely on the time-tested ground rules that have governed community banks for generations, at the heart of which is a strong balance sheet.

We are a company that prioritizes safety and soundness. This allows our customers to understand our strategies and to trust us with their hard-earned funds. Our loan portfolio remains sound. We are pleased to see that our vigorous loan underwriting standards were equal to the challenges of these times. Additionally, the loyalty of our deposit customers is critically important as they provide cost effective funding during these volatile periods. We are pleased that after rapid fiscal stimulus related growth, our deposits have stabilized at these higher levels in 2022.

Our clients have used our wealth management services as a savings vehicle for their golden years. While the bear market has impacted the market value of our total wealth management assets, most clients have remained with us because they understand our investment strategies. This means we trust in the financial markets and in our Pathroad strategies, and so we wait together for the turnaround in this business cycle.

These are the times when it is our duty to work closely with our customers. Our commercial customers may need reassurance, our consumer customers may need advice and counsel. It is the collective efforts of hundreds of AmeriServ bankers during this period of stress that led to our positive financial results.

Yes, there are challenges and difficulties. We are using this period to increase our internal efficiency. Improvements in software and hardware are making it possible for our professional staff to move our products and services to new levels. Such improvements allow us to help our customers and provide assurance that we are not falling behind. We are particularly pleased with the refresh of our website (www.ameriserv.com) which went live on October 4, 2022.

We expect both the global and national economy to remain challenging. The economy of western Pennsylvania always requires hard work and that is what we provide. Even through these times, AmeriServ has recorded increased revenue and an increasingly stronger balance sheet. Our current common stock dividend yield approximates 3%. The Company is pleased that we were able to increase the common stock dividend earlier this year as it remains an important component of total shareholder return during periods of market volatility.

THREE MONTHS ENDED SEPTEMBER 30, 2022 VS. THREE MONTHS ENDED SEPTEMBER 30, 2021

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2022	September 30, 2021
Net income	$2,102	$1,431
Diluted earnings per share	0.12	0.08
Return on average assets (annualized)	0.62%	0.41%
Return on average equity (annualized)	7.81%	5.07%

The Company reported net income of $2,102,000, or $0.12 per diluted common share. This earnings performance represented a $671,000, or 46.9%, increase from the third quarter of 2021 when net income totaled $1,431,000, or $0.08 per diluted common share. The Company continued its positive earnings momentum in the third quarter of 2022 and again posted increased earnings when compared to the 2021 results. AmeriServ Financial continues to benefit from our Banking for Life, customer focused business model which has contributed to good levels of loans, deposits, and fee income from our wealth management business.

…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company’s net interest income performance for the third quarter of 2022 to the third quarter of 2021 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	September 30, 2022	September 30, 2021	Change	% Change
Interest income	$12,700	$11,372	$1,328	11.7%
Interest expense	2,171	2,146	25	1.2
Net interest income	$10,529	$9,226	$1,303	14.1
Net interest margin	3.35%	2.85%	0.50%	N/M

N/M — not meaningful

The Company’s net interest income in the third quarter of 2022 increased by $1.3 million, or 14.1%, from the prior year’s third quarter while the net interest margin of 3.35% for the third quarter of 2022 improved by 50 basis points when compared to the net interest margin of 2.85% for the third quarter of 2021. The Company’s 2022 financial performance has been favorably impacted by the strategic actions taken by management in 2021 to lower funding costs. The Company has also benefitted from the higher U.S. Treasury yield curve as interest rates have increased due to the Federal Reserve’s action to tighten monetary policy in their effort to tame decades high inflation. The higher national interest rates have favorably impacted the Company’s financial performance, particularly net interest income in the third quarter of 2022. Specifically in 2022, the higher interest rates are causing total interest income to increase to a higher level than the corresponding increase in total interest expense. In comparison to 2021, interest income increased for the third quarter while interest expense in the 2022 third quarter remained relatively consistent with the 2021 third quarter level, increasing slightly. The higher interest rate environment along with increased investment in the securities portfolio more than offset a reduced level of Paycheck Protection Program (PPP) loan fee income and caused total interest income to increase for the third quarter of 2022 when compared to the same time period from last year. The increased national interest rates resulted in total deposit costs increasing in the third quarter of 2022 when compared to the third quarter of 2021, but this increase in deposit interest expense was nearly offset by a decline in total borrowings interest expense resulting in only a slight increase to total interest expense.

Total average loans in the third quarter of 2022 are lower than the 2021 third quarter average by $13.5 million, or 1.4%. Excluding PPP loans, total average loans in the third quarter of 2022 exceed the 2021 third quarter average by $20.9 million, or 2.2%, as growth of commercial real estate (CRE) and home equity loans along with a higher volume of residential mortgage loans more than offset a decrease in the level of commercial & industrial loans. Total PPP loans averaged $1.3 million in the third quarter of 2022, representing a decrease of $34.5 million, or 96.3%, from the third quarter of last year. Additionally, of the $100 million of PPP loans originated from both government programs, only one very small PPP loan remains on the balance sheet that totals approximately $24,000, reflecting the Company’s successful efforts working with our customers through the SBA to complete the forgiveness process. Residential mortgage loan production was down in the third quarter of 2022 when compared to last year’s third quarter. Refinance transactions have been severely impacted with the quick escalation of interest rates since the beginning of 2022. Residential mortgage loan production totaled $4.6 million in the third quarter of 2022 and was 75.1% lower than the production level of $18.5 million achieved in the third quarter of 2021. Overall, the higher interest rate environment along with the higher average volumes of CRE, residential mortgages and home equity loans, resulted in total loan interest income improving by $861,000, or 8.8%, for the third quarter of 2022 when compared to the third quarter of last year. Finally, on an end of period basis at September 30, 2022, excluding total PPP loans, the total loan portfolio is approximately $12.7 million, or 1.3%, higher from the September 30, 2021 level.

Total investment securities averaged $253.4 million for the third quarter of 2022 which is $35.5 million, or 16.3%, higher than the $217.9 million average for last year’s third quarter. The increase in the U.S. Treasury yield curve resulted in a more favorable market for securities purchasing activity so far in 2022. The two-year to ten-year portion of the yield curve increased by approximately 220 to 344 basis points since the beginning of the year, with shorter yields in that range increasing to a higher degree than the longer yields. Overall, the higher rates resulted in yields for new federal agency mortgage-backed securities and federal agency bonds improving and exceeding the overall average yield of the existing securities portfolio. Management purchased more of these investments for our portfolio and, therefore, was able to more profitably deploy a portion of the increased liquidity on our balance sheet into the securities portfolio as opposed to leaving these funds in low yielding federal funds sold. This redeployment of funds contributed to total securities growing between years. Management also continued to purchase taxable municipals and corporate securities to maintain a well-diversified portfolio. Overall, the average balance of total interest earning assets for the third quarter of 2022 was $36.4 million, or 2.9%, lower than the third quarter of 2021 while total interest income increased by $1.3 million, or 11.7%, between years.

Although reduced from its high levels when government stimulus initially impacted the economy, our liquidity position continues to be solid as total short-term investments averaged $13.0 million in the third quarter of 2022, which is lower than it has been trending over the past several quarters due to the additional investment in the securities portfolio. In addition, uncertainty remains regarding the duration that the increased funds from government stimulus will remain on the balance sheet. Diligent monitoring and management of our short-term investment position remains a priority. Continued loan growth and prudent investment in securities are critical to achieve the best return on the Company’s liquid funds with management expecting to continue to be active with new security purchases during the remainder of 2022 given the increase in interest rates.

On the liability side of the balance sheet, total deposits continue to demonstrate stability over the past year despite a $29.7 million, or 2.5%, decrease in total average deposits when comparing the 2022 third quarter to last year’s third quarter. This decrease reflects management electing to allow a high cost, large institutional deposit to mature late in September 2021. Overall, the loan to deposit ratio averaged 84.2% in the third quarter of 2022, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community during times of economic volatility.

Total interest expense for the third quarter of 2022 increased by $25,000, or 1.2%, when compared to the third quarter of 2021. Despite the decrease in total average deposits, deposit interest expense was higher by $531,000, or 44.7%, when comparing the third quarter of 2022 to last year’s third quarter. The rising national interest rates this year resulted in total deposit interest expense increasing as certain deposit products that are tied to a market index reprice upward with the move in national interest rates. Specifically, total deposit cost averaged 0.59% in the third quarter of 2022, which is 19 basis points higher than total deposit cost of 0.40% in the third quarter of 2021. Overall, management believes that total deposit cost will continue to rise given the expectation of additional short-term interest rate increases by the Federal Reserve throughout 2022.

Total borrowings interest expense decreased by $506,000, or 52.9%, when comparing the third quarter of 2022 to last year’s third quarter. The decrease between years results from the favorable impact of the August 2021 subordinated debt offering which was used to replace higher cost debt. This transaction effectively lowered debt cost on these long-term funds by nearly 4.0%. This savings is recognized even though the size of the new subordinated debt is $7.0 million higher than the debt instruments it replaced. Note that included in 2021 borrowings interest expense is $202,000 of additional interest expense that the Company had to recognize from the write-off of the unamortized issuance costs from the original debt instruments that the new sub debt replaced. The remaining portion of the favorable variance in borrowings interest expense between the third quarter of 2022 and the third quarter of 2021 is due to reduced interest expense from Federal Home Loan Bank (FHLB) borrowings. The average balance of total short-term and FHLB borrowings is lower in the third quarter of 2022 by $9.6 million, or 21.0%, as strength of the Company’s liquidity position allowed management to let higher cost FHLB term advances mature and not be replaced.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three month periods ended September 30, 2022 and 2021 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended September 30, 2022 and 2021 was $3,000 and $4,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended September 30 (In thousands, except percentages)

	2022			2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$975,615	$10,694	4.31%	$989,164	$9,834	3.91%
Short-term investments and bank deposits	13,009	72	2.16	71,361	28	0.15
Investment securities – AFS	192,863	1,490	3.09	164,835	1,133	2.75
Investment securities – HTM	60,535	447	2.95	53,100	381	2.87
Total investment securities	253,398	1,937	3.06	217,935	1,514	2.78
Total interest earning assets/interest income	1,242,022	12,703	4.05	1,278,460	11,376	3.52
Non-interest earning assets:
Cash and due from banks	17,814			20,806
Premises and equipment	17,575			17,678
Other assets	74,758			82,919
Allowance for loan losses	(11,757)			(11,907)
TOTAL ASSETS	$1,340,412			$1,387,956
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$226,606	$353	0.62%	$220,594	$63	0.11%
Savings	139,724	35	0.09	131,184	49	0.14
Money markets	289,701	570	0.79	281,427	169	0.24
Time deposits	283,504	762	1.08	334,635	908	1.08
Total interest bearing deposits	939,535	1,720	0.73	967,840	1,189	0.49
Short-term borrowings	5,142	36	2.88	—	—	—
Advances from Federal Home Loan Bank	31,109	127	1.66	45,867	217	1.89
Guaranteed junior subordinated deferrable interest debentures	—	—	—	12,794	383	11.98
Subordinated debt	27,000	263	3.90	18,017	331	7.34
Lease liabilities	3,424	25	2.91	3,695	26	2.86
Total interest bearing liabilities/interest expense	1,006,210	2,171	0.86	1,048,213	2,146	0.81
Non-interest bearing liabilities:
Demand deposits	219,307			220,745
Other liabilities	8,146			6,970
Shareholders’ equity	106,749			112,028
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,340,412			$1,387,956
Interest rate spread			3.19			2.71
Net interest income/ Net interest margin (non-GAAP)		10,532	3.35%		9,230	2.85%
Tax-equivalent adjustment		(3)			(4)
Net Interest Income (GAAP)		$10,529			$9,226

…..PROVISION FOR LOAN LOSSES…..The Company recorded a $500,000 loan loss provision in the third quarter of 2022 as compared to a $350,000 provision expense in the third quarter of 2021. The increased third quarter 2022 provision expense reflects the partial charge-down and transfer of one commercial real estate loan relationship into non-accrual status while the borrower pursues the sale of the property. As demonstrated historically, the Company continues its strategic conviction that a strong allowance for loan losses is needed, which has proven to be essential given the support provided to certain borrowers as they fully recover from the COVID-19 pandemic. Even with the third quarter increase, we believe that non-performing assets remain well controlled totaling $4.6 million, or 0.47% of total loans, on September 30, 2022. The Company experienced net loan charge-offs of $1.4 million, or 0.57% of total loans, in the third quarter of 2022 due to the partial charge-down of one commercial real estate loan relationship compared to net loan recoveries of $22,000, or 0.01% of total loans, in the third quarter of 2021. In summary, the allowance for loan losses provided 232% coverage of non-performing assets, and 1.09% of total loans, on September 30, 2022, compared to 373% coverage of non-performing assets, and 1.26% of total loans, on December 31, 2021.

…..NON-INTEREST INCOME…..Non-interest income for the third quarter of 2022 totaled $4.3 million and decreased by $90,000, or 2.0%, from the third quarter of 2021 performance. Factors contributing to the lower level of non-interest income for the quarter included:

●	a $324,000, or 10.3%, decrease in wealth management fees due to the unfavorable impact of the declining equity markets as well as the unfavorable impact that the move in the bond market is having on wealth management asset values, both of which were partially offset by new customer business growth. The fair market value of wealth management assets declined since the fourth quarter of 2021 by $422.0 million, or 15.6%, and totaled $2.3 billion at September 30, 2022;
●	a $113,000, or 16.1%, increase in other income due to the recognition of a positive credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing our interest rate risk position;
●	a $108,000, or 48.9%, increase in revenue from bank owned life insurance (BOLI) due to the receipt of a death claim;
●	a $38,000, or 253.3%, increase in net gains on loans held for sale as a result of more residential mortgage loans being sold in the secondary market during the third quarter of 2022 when compared to the prior year’s third quarter. Overall, there was a lower level of residential mortgage loan production during the third quarter of 2022 which reflects a reduced level of mortgage loan refinance activity due to the rapid escalation of interest rates. The reduced level of mortgage loan production caused mortgage related fees to decline by $54,000, or 66.7%; and
●	a $29,000, 11.2%, increase in service charges on deposit accounts as consumers are more active this year, increasing their spending habits.

…..NON-INTEREST EXPENSE…..The Company has demonstrated good expense control in this inflationary environment as non-interest expense for the third quarter of 2022 totaled $11.7 million and increased by $207,000, or 1.8%, from the prior year’s third quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	a $277,000, or 20.1%, increase in professional fees due primarily to higher legal costs within our wealth management group;
●	a $161,000, or 2.3%, increase in salaries and employee benefits expense. Within total salaries and benefits expense, salaries cost increased by $406,000 due to merit increases and a higher level of full-time equivalent employees (FTEs), which are up by nine FTEs. Also, there were additional increases to health care costs and other employee benefits. Partially offsetting these higher costs within salaries and benefits was lower incentive compensation by $139,000 due to the reduced level of loan production and a $71,000 decline in pension service cost;

●	other expense was favorably impacted by a $66,000 credit for the unfunded commitment reserve during the third quarter of 2022 after $36,000 of expense was recognized in last year’s third quarter, resulting in a favorable shift of $102,000;
●	no additional costs related to the branch acquisition were recognized during the third quarter of 2022 after $87,000 of expense was recognized during the third quarter of 2021;
●	a $47,000, or 7.2%, increase in net occupancy expense due to increased utilities cost along with maintenance and repair expense which was primarily related to the new branch office; and
●	the Company was required to recognize a settlement charge in connection with its defined benefit pension plan in the third quarter of 2022, which is explained in Note 17, Pension Benefits. The amount of the 2022 charge was $230,000 which is $39,000, or 14.5%, lower than the $269,000 settlement charge recognized in the third quarter of 2021.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $526,000, or an effective tax rate of 20.0%, in the third quarter of 2022. This compares to an income tax expense of $341,000, or an effective tax rate of 19.2%, for the third quarter of 2021.

NINE MONTHS ENDED SEPTEMBER 30, 2022 VS. NINE MONTHS ENDED SEPTEMBER 30, 2021

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021

Net income	$6,501	$5,220
Diluted earnings per share	0.38	0.31
Return on average assets	0.65%	0.52%
Return on average equity	7.80	6.48

For the nine-month period ended September 30, 2022, the Company reported net income of $6,501,000, or $0.38 per diluted common share. This earnings performance was a $1.3 million, or 24.5%, improvement from the nine-month period of 2021 when net income totaled $5,220,000, or $0.31 per diluted common share. The earnings per share performance for the nine-month period of 2022 increased 22.6% when compared to the nine-month period of 2021. The improved earnings performance in 2022 reflects the full benefit of several important strategic actions that the Company executed in 2021 along with the successful management of our asset quality throughout the pandemic and effective balance sheet management. Overall, the increase to net interest income, along with a reduced loan loss provision, more than offset a lower level of non-interest income and higher non-interest expense resulting in an improved earnings performance for the first nine months of 2022.

…..NET INTEREST INCOME AND MARGIN…..The following table compares the Company’s net interest income performance for the first nine months of 2022 to the first nine months of 2021 (in thousands, except percentages):

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	Change	% Change

Interest income	$35,255	$34,979	$276	0.8%
Interest expense	4,835	6,194	(1,359)	(21.9)
Net interest income	$30,420	$28,785	$1,635	5.7
Net interest margin	3.24%	3.07%	0.17%	N/M

N/M — not meaningful

The Company’s net interest income in the first nine months of 2022 increased by $1.6 million, or 5.7%, when compared to the first nine months of 2021. The Company’s net interest margin of 3.24% for the first nine months of 2022 improved by 17 basis points from the prior year’s first nine-month time period. While the size of the Company’s balance sheet remains high by historical standards prior to the COVID-19 government stimulus programs, both total loans and total deposits have demonstrated stabilization since the second half of last year. The Company’s net interest income has increased in each quarter of 2022 as we have been able to more rapidly capture the benefit of higher interest rates on our earning assets while limiting the negative impact that higher rates have on the cost of funding our balance sheet. Specifically, the 2022 financial performance has been favorably impacted by the strategic actions taken by management in 2021 to lower funding costs. The Company has also benefitted from the higher U.S. Treasury yield curve as interest rates have increased due to the Federal Reserve’s action to tighten monetary policy in their effort to tame decades high inflation. The higher national interest rates have favorably impacted the Company’s financial performance, particularly net interest income, which has demonstrated an increasing trend as the year progresses. In comparison to 2021, interest income increased for the nine-month period despite a $1.5 million reduction in PPP loan related fee income which was more than offset by the increased investment in the securities portfolio. For the nine months in 2022, both deposit and borrowing interest expense declined and resulted in a significant decrease to total interest expense between years. Financial results also reflect the impact of continued diligent management of our asset quality, as the Company’s loan loss provision expense is $1,075,000 lower when compared to the first nine months of 2021.

Total loans averaged $977.4 million in the first nine months of 2022 which was $10.1 million, or 1.0%, lower than the 2021 first nine-month average. Strong loan pipelines have resulted in increased production during the second and third quarters of 2022 and more than offset a higher than typical level of payoff activity in the first half of 2022. Excluding PPP loans, total average loans in the first nine months of 2022 exceed the 2021 nine-month average by $37.2 million, or 4.0%, as growth of CRE and home equity loans along with a higher volume of residential mortgage loans more than offset a decrease in the level of commercial & industrial loans. Total PPP loans averaged $6.0 million in the first nine months of 2022, representing a decrease of $47.3 million, or 88.7%, from the first nine months of last year. As previously discussed, of the $100 million of PPP loans originated from both government programs, only one very small PPP loan remains on the balance sheet that totals approximately $24,000, reflecting the Company’s successful efforts working with our customers through the SBA to complete the forgiveness process. Residential mortgage loan production was down in the first nine months of 2022 when compared to the same period last year. Refinance transactions have been severely impacted with the quick escalation of interest rates since the beginning of 2022. Residential mortgage loan production totaled $19.9 million in the first nine months of 2022 and was 73.8% lower than the production level of $76.2 million achieved in the first nine months of 2021. On a year-to-date basis, loan interest and fee income is $528,000, or 1.7%, lower through nine months of 2022 compared to the same period in 2021, as the favorable impact of the higher volume of traditional loans and the higher interest rate environment was more than offset by the reduction in PPP loan interest and fee income. This decrease is primarily due to the Company recording a total of $433,000 of processing fees and interest income from PPP loans in the nine months of 2022, which is $1.5 million, or 77.6%, lower than PPP income in the nine months of 2021.

Total investment securities averaged $238.5 million for the nine months of 2022, which is $31.6 million, or 15.3%, higher than the $206.9 million average for the nine months of last year. As mentioned in the quarterly performance comparison of this MD&A, the increase in the U.S. Treasury yield curve has resulted in a more favorable market for securities purchasing activity so far in 2022. Overall, the higher rates resulted in yields for new federal agency mortgage-backed securities and federal agency bonds improving and exceeding the overall average yield of the existing securities portfolio. Management purchased more of these investments and was able to redeploy the cash flow from the excess payoff activity from the loan portfolio and also more profitably utilize a portion of the increased short-term liquidity on our balance sheet into the securities portfolio. This redeployment of funds contributed to total securities growing between years. Management also continued to purchase taxable municipals and corporate securities to maintain a well-diversified portfolio.

Although reduced from its high levels when government stimulus initially impacted the economy, our liquidity position continues to be strong as total short-term investments averaged $29.4 million for the nine-month period of 2022, which is $21.4 million, or 42.2%, lower than the 2021 nine-month average. Diligent monitoring and management of our short-term investment position remains a priority as uncertainty remains regarding the duration that the increased funds from government stimulus will remain on the balance sheet. Continued loan growth and prudent investment in securities are critical to achieve the best return on the Company’s liquid funds with management expecting to continue to be active with new security purchases during the remainder of 2022 given the increase in interest rates. Overall, through nine months of 2022, the average balance of total interest earning assets was consistent with the nine-month average of 2021 while total interest income increased by $276,000, or 0.8%, between years.

Total interest expense for the nine months of 2022 decreased by $1.4 million, or 21.9%, when compared to the nine months of 2021, due to lower levels of both deposit and borrowing interest expense. Through nine months, total average deposits are $7.9 million, or 0.7% higher compared to the nine months of 2021. Deposit volumes continue to reflect the favorable impact of government stimulus which provided support to many Americans and financial assistance to municipalities and school districts during the pandemic. Deposit volumes were also favorably impacted by the Company’s successful business development efforts and the Somerset County branch acquisition, which occurred in late May 2021. Deposit interest expense in 2022 was lower by $425,000, or 10.9%, despite the higher year to date average volume of total deposits. The deposit growth reflects new deposit inflows as well as the loyalty of the bank’s core deposit base. Also, management’s decision to allow the previously mentioned large, high cost institutional deposit to mature has proven to be beneficial since the interest rate on this particular deposit was indexed to the market and would have become more expensive with the rising national interest rates experienced so far in 2022. This large institutional deposit was replaced by the additional low cost, fixed rate deposits from the Somerset County branch acquisition and resulted in significant interest expense savings. Specifically, our total deposit cost averaged 0.40% in the first nine months of 2022 compared to 0.45% in the first nine months of 2021, representing a decrease of five basis points. Total borrowings interest expense in the first nine months of 2022 is lower by $934,000, or 40.7%, compared to the same time frame in 2021. As previously mentioned, the decrease between years results from the favorable impact of the August 2021 subordinated debt offering which was used to replace higher cost debt. The remaining portion of the favorable variance in borrowings interest expense between the first nine months of 2022 and the first nine months of 2021 is due to reduced interest expense from FHLB borrowings. The average balance of total short-term and FHLB borrowings was lower in the first nine months of 2022 by $13.8 million, or 26.4%, as strength of the Company’s liquidity position allowed management to let higher cost FHLB term advances mature and not be replaced.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the nine month periods ended September 30, 2022 and 2021. For a detailed discussion of the components and assumptions included in the table, see the paragraph on page 37 before the quarterly table. The tax equivalent adjustments to interest income on loans and municipal securities for the nine months ended September 30, 2022 and 2021 was $10,000 and $14,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Nine months ended September 30 (In thousands, except percentages)

	2022			2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$977,386	$29,922	4.05%	$987,523	$30,454	4.08%
Short-term investments and bank deposits	29,409	154	0.69	50,857	47	0.12
Investment securities – AFS	179,938	3,917	2.90	157,679	3,392	2.87
Investment securities – HTM	58,553	1,272	2.90	49,226	1,100	2.98
Total investment securities	238,491	5,189	2.90	206,905	4,492	2.89
Total interest earning assets/interest income	1,245,286	35,265	3.76	1,245,285	34,993	3.73
Non-interest earning assets:
Cash and due from banks	17,820			18,882
Premises and equipment	17,449			17,822
Other assets	79,016			76,147
Allowance for loan losses	(12,113)			(11,788)
TOTAL ASSETS	$1,347,458			$1,346,348
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$228,425	$549	0.32%	$210,179	$182	0.12%
Savings	138,524	102	0.10	124,120	130	0.14
Money markets	290,946	971	0.45	269,509	511	0.25
Time deposits	286,061	1,850	0.87	337,726	3,074	1.21
Total interest bearing deposits	943,956	3,472	0.49	941,534	3,897	0.55
Short-term borrowings	2,214	39	2.42	437	1	0.38
Advances from Federal Home Loan Bank	36,164	459	1.72	51,717	681	1.75
Guaranteed junior subordinated deferrable interest debentures	—	—	—	12,988	944	9.69
Subordinated debt	27,000	789	3.90	11,106	591	7.09
Lease liabilities	3,477	76	2.91	3,767	80	2.85
Total interest bearing liabilities/interest expense	1,012,811	4,835	0.64	1,021,549	6,194	0.81
Non-interest bearing liabilities:
Demand deposits	216,266			210,758
Other liabilities	6,946			6,385
Shareholders’ equity	111,435			107,656
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,347,458			$1,346,348
Interest rate spread			3.12			2.92
Net interest income/ Net interest margin (non-GAAP)		30,430	3.24%		28,799	3.07%
Tax-equivalent adjustment		(10)			(14)
Net Interest Income (GAAP)		$30,420			$28,785

…..PROVISION FOR LOAN LOSSES…..For the first nine months of 2022, the Company recorded a $225,000 provision recovery for loan losses compared to an $850,000 provision expense recorded in the first nine months of 2021 resulting in a net favorable change of $1.1 million. The 2022 provision recovery reflects improved credit quality for the overall portfolio due to several loan upgrades and increased payoff and paydown activity including two substandard credits. The Company experienced net loan charge-offs of $1.5 million, or 0.21% of total average loans, in the nine months of 2022 which is considerably higher than net loan charge-offs of $71,000, or 0.01% of total average loans, for the nine months of 2021. The increase in net loan charge-offs in 2022 is the result of the partial charge-down of one commercial real estate loan relationship.

…..NON-INTEREST INCOME…..Non-interest income for the first nine months of 2022 totaled $12.8 million and decreased by $630,000, or 4.7%, from the first nine months of 2021 performance. Factors contributing to the lower level of non-interest income for the nine-month period included:

●	a $449,000, or 71.0%, decrease in net gains on loans held for sale due to the lower level of residential mortgage loan production which reflects a reduced level of mortgage loan refinance activity due to the rapid escalation of interest rates since the beginning of 2022. The reduced level of mortgage loan production also caused mortgage related fees to decline by $218,000, or 70.3%;
●	a $139,000, or 20.3%, increase in service charges on deposit accounts as consumers are more active this year, increasing their spending habits;
●	a $77,000, or 0.9%, decline in wealth management fees due to the unfavorable impact of the declining equity markets as well as the unfavorable impact that the move in the bond market is having on wealth management asset values, both of which were partially offset by new customer business growth;
●	the Company recognized an $84,000 gain on investment security sales in 2021 as compared to this year when no such gain was recognized; and
●	a $61,000, or 3.2%, increase in other income due to the recognition of a positive credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing our interest rate risk position.

…..NON-INTEREST EXPENSE…..The Company has demonstrated good expense control in this inflationary environment as non-interest expense for the first nine months of 2022 totaled $35.3 million and increased by $453,000, or 1.3%, from the prior year’s first nine months. Factors contributing to the higher level of non-interest expense for the nine-month period included:

●	a $721,000, or 3.5%, increase in salaries and employee benefits expense. Within total salaries & benefits expense, salaries cost increased by $1.1 million due to merit increases and a higher level of full-time equivalent employees. Also, there were additional increases to health care costs and other employee benefits. Partially offsetting these higher costs within salaries & benefits was lower incentive compensation by $354,000 due to the reduced level of loan production and a $214,000 decline in pension service cost;
●	a $401,000, or 9.8%, increase in professional fees due primarily to higher legal costs within our wealth management group;
●	no additional costs related to the branch acquisition were recognized in 2022 after $390,000 of expense was recognized in 2021;
●	other expense was favorably impacted by a $215,000 credit for the unfunded commitment reserve during the nine months of 2022 after $92,000 of expense was recognized in last year’s nine month period, resulting in a favorable shift of $307,000;
●	a $156,000, or 7.9%, increase in net occupancy expense due to increased utilities cost along with maintenance and repair expense which was primarily related to the new branch office; and
●	the Company was required to recognize a settlement charge in connection with its defined benefit pension plan in 2022, which is explained in Note 17, Pension Benefits. The amount of the 2022 charge was $1.2 million which is $124,000, or 11.1%, higher than the $1.1 million settlement charge recognized in 2021.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $1.6 million, or an effective tax rate of 20.0%, in the first nine months of 2022. This compares to an income tax expense of $1.3 million, or an effective tax rate of 19.7%, for the first nine months of 2021.

…..SEGMENT RESULTS.…..The community banking segment reported a net income contribution of $3,359,000 in the third quarter of 2022 which was $558,000 higher than the net income contribution in the third quarter of 2021. For the nine month time period the community banking segment’s net income contribution of $9,493,000 was $434,000 higher than the first nine months of 2021. The increase in the third quarter results from the higher national interest rates having a favorable impact on the Company’s financial performance, increased non-interest income and a reduced level of total non-interest expense which more than offset a higher loan loss provision. The improvement for the nine month time period is due to the favorable impact from the recognition of the loan loss provision recovery in the first nine months of 2022 as well as reduced non-interest expense more than offsetting a lower level of total revenue. Net interest income declined for the nine month time period as the reduction to total interest income more than offset the reduction to total interest expense. The primary reason for the lower level of total interest income was due to a reduction in PPP processing fees and interest income as well as a lower level of total loan charges in the first nine months of 2022 which combined were $1,759,000 lower when compared to the first nine months of 2021. However, the higher national interest rates along with an increased balance of average total loans excluding PPP loans resulted in an additional $974,000 of loan interest income. This segment continues to benefit from the strong production of both commercial real estate loans and residential real estate loans that occurred throughout 2021, which resulted in the nine month average balance for both of these loan categories exceeding the 2021 nine month average by $41.1 million. This segment is also benefitting from a greater level of production of home equity loans, as the 2022 nine month average for this loan category exceeds the 2021 nine month average by $5.4 million. Total interest income from CRE, residential mortgage, and home equity loans was $1.3 million higher through nine months of 2022 when compared to the first nine months of 2021. Also, favorably impacting net interest income and partially offsetting the lower level of total interest income was lower deposit cost in 2022 despite total deposit cost demonstrating an increasing trend this year because of the higher national interest rates. The decrease to total deposit interest expense occurred even though total average deposits in the first nine months of 2022 exceeded the 2021 first nine month average by $7.9 million. This segment was also favorably impacted by management electing to replace the third quarter of 2021 maturity of a high cost, large institutional deposit with the additional lower cost deposits obtained from the 2021 Somerset County branch acquisition. Overall, total deposit interest expense is $425,000 lower between years. This segment was also favorably impacted by the Company recording a $225,000 loan loss provision revovery in the first nine months of 2022 compared to an $850,000 provision expense in first nine months of 2021. This was discussed previously in the Provision for Loan Losses section within this document. Non-interest income was unfavorably impacted by a reduced level of loan sale gain income by $449,000 due to the lower level of residential mortgage loan production in 2022, which also caused mortgage related fees to decline by $218,000 in the first nine months of 2022. Overall, these unfavorable items more than offset the favorable impact of higher service charges on deposit accounts by $139,000. Non-interest expense in the first nine months of 2022 compares favorably to the same time period in 2021 due to lower miscellaneous expense after the Company had $390,000 of additional costs for the the branch acquisition in the first nine months of 2021 while there were no such costs in 2022. This segment was favorably impacted by reduced incentive compensation and the Company recognizing a credit to the unfunded commitment reserve of $215,000 after $92,000 of expense was recognized in the first nine months of last year, resulting in a $307,000 favorable shift. This segment also benefitted from reduced pension costs in 2022 which is explained in Note 17. These favorable items were partially offset by higher salaries cost.

The wealth management segment’s net income contribution was $425,000 in the third quarter of 2022 which was $406,000 lower than the third quarter of 2021. Through nine months, the wealth management segment’s net income contribution was $1,658,000 which was $569,000 lower than the net income contribution for the first nine months of 2021. The decrease in both time periods reflects the unfavorable impact of the declining equity markets on wealth management fee income as well as the unfavorable impact that the move in the bond market is having on wealth management asset values. Both unfavorable items are being partially offset by new customer business growth. Also contributing to the decline in both time periods between years, were higher levels of legal fees, total employee costs and meals & travel related expenses for business development. Overall, the fair market value of wealth management assets declined since the fourth quarter of 2021 by $422.0 million, or 15.6%, and totaled $2.3 billion at September 30, 2022.

The investment/parent segment reported a net loss of $1,682,000 in the third quarter of 2022 and a net loss of $4,650,000 for the first nine months of 2022 which is a lower loss by $519,000 than the third quarter of 2021 and a lower loss by $1.4 million than the first nine months of 2021. The reduced loss results from lower borrowings interest expense primarily due to the favorable impact of the 2021 subordinated debt offering which was used to replace higher cost debt. This transaction effectively lowered debt cost on long-term funds by nearly 4.0%, resulting in $746,000 of reduced interest expense on long term borrowings. The remaining portion of the favorable variance in borrowings interest expense between years is due to reduced interest expense from Federal Home Loan Bank (FHLB) borrowings. Finally, and also contributing to the reduced loss in this segment, was an increase in interest income from the securities portfolio due to the higher average volume of total securities. The increase to the U.S. Treasury yield curve resulted in improved yields for federal agency mortgage-backed securities and federal agency bonds making purchases of these investments more attractive. Therefore, management was able to more profitably deploy a portion of the increased liquidity on our balance sheet into the securities portfolio.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.4 billion at September 30, 2022, which increased by $14.5 million, or 1.1%, from the December 31, 2021 asset level. This change was related, primarily, to increased levels of investment securities and other assets which were partially offset by decreased levels of cash and cash equivalents and loans. Specifically, investment securities increased $19.9 million, or 9.2%, as the increase in the U.S. Treasury yield curve resulted in a more favorable market for securities purchasing activity so far in 2022. The higher rates resulted in yields for new federal agency mortgage-backed securities and federal agency bonds improving and exceeding the overall yield of the existing securities portfolio. As a result, management purchased more of these investments as well as taxable municipals and corporate securities to maintain a well-diversified portfolio. Other assets increased $5.5 million, or 22.0%, due primarily to an increase in the market value of the Company’s interest rate swap transactions. The redeployment of funds into the investment securities portfolio caused cash and cash equivalents to decrease by $12.6 million, or 30.6%. Loans, net of unearned fees, and loans held for sale decreased by $6.6 million, or 0.7%, as a decrease in the level of commercial and industrial loans more than offset the growth in volume of commercial real estate and residential mortgage loans.

Total deposits increased by $13.4 million, or 1.2%, in the first nine months of 2022. This reflects new deposit inflows as well as the loyalty of the Company’s core deposit base. Deposit volumes were favorably impacted by the government stimulus which provided support to many Americans and financial assistance to municipalities and school districts during the pandemic. However, with government stimulus ending in 2021, deposit balances have demonstrated stabilization. As of September 30, 2022, the 25 largest depositors represented 20.3% of total deposits, which is an increase from December 31, 2021 when it was 18.9%. Total borrowings have increased by $12.0 million, or 16.5%, since year-end 2021. This change was driven by an increase in short-term borrowing which was partially offset by a decrease in FHLB term advances. Specifically, short-term borrowings totaled $26.3 million at September 30, 2022 compared to no short-term borrowings being outstanding at December 31, 2021. In addition, FHLB term advances decreased by $14.1 million, or 33.1%, and totaled $28.5 million at September 30, 2022. The current strong liquidity position has allowed the Company to let higher cost FHLB term advances mature and not be replaced. However, the Company does continue to utilize the FHLB term advances to help manage interest rate risk.

The Company’s total shareholders’ equity decreased by $15.0 million, or 12.8%, over the first nine months of 2022. The decrease in capital during the first nine months of 2022 is the result of the negative impact on accumulated other comprehensive loss due to the reduced market value of the available for sale investment securities portfolio. Additionally, the revaluation of the pension obligation resulting from a drop in the value of the pension plan assets had a negative impact on accumulated other comprehensive loss. These decreases more than offset the Company’s improved first nine months earnings performance.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.92%, and a common equity tier 1 capital ratio of 10.44% at September 30, 2022. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of September 30, 2022, the Company’s book value per common share was $5.94 and its tangible book value per common share (non-GAAP) was $5.13. When compared to December 31, 2021, book value per common share declined by $0.88 per common share and tangible book value per common share declined by $0.89 per common share. The tangible common equity to tangible assets ratio (non-GAAP) was 6.57% at September 30, 2022 and decreased by 121 basis points when compared to December 31, 2021. The decrease in tangible book value and tangible common equity ratio relate to the previously discussed increase in the accumulated other comprehensive loss.

The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The Company believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition.  This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results.  Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures, and, because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at September 30, 2022 and December 31, 2021 (in thousands, except share and ratio data):

	September 30,	December 31,
	2022	2021
Total shareholders’ equity	$101,587	$116,549
Less: Intangible assets	13,746	13,769
Tangible common equity	87,841	102,780
Total assets	1,350,048	1,335,560
Less: Intangible assets	13,746	13,769
Tangible assets	1,336,302	1,321,791
Tangible common equity ratio (non-GAAP)	6.57%	7.78%
Total shares outstanding	17,112,617	17,081,500
Tangible book value per share (non-GAAP)	$5.13	$6.02

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2022	2021	2021
Total accruing loan delinquency (past due 30 to 89 days)	$2,343	$6,336	$1,882
Total non-accrual loans	4,557	3,323	3,111
Total non-performing assets including TDRs*	4,596	3,323	3,119
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.24%	0.64%	0.19%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.47	0.34	0.31
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned and repossessed assets*	0.47	0.34	0.31
Non-performing assets as a percentage of total assets*	0.34	0.25	0.23
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.21	—	0.01
Annualized provision for loan losses	(0.03)	0.11	0.12
Total classified loans (loans rated substandard or doubtful)**	$16,304	$17,009	$13,889
*

Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, (iii) performing loans classified as a troubled debt restructuring and (iv) other real estate owned and repossessed assets.

**	Total classified loans include non-performing residential mortgage and consumer loans.

Overall, the Company continued to maintain good asset quality in the first nine months of 2022 as evidenced by low levels of non-accrual loans, non-performing assets, and loan delinquency levels that continue to be below 1% of total loans. The decrease in accruing loan delinquency is primarily attributable to a decrease in residential mortgage loan and commercial loan delinquency. The increase in non-accrual loans, as well as non-performing assets, reflects the partial charge-down and transfer of one commercial real estate loan relationship into non-accrual status while the borrower pursues the sale of the property. In addition, this partial charge-down led to an increase in annualized net charge-offs. The decrease in classified loans is the result of the payoff of a substandard credit and the previously mentioned partial charge-down of a substandard credit during the first nine months of 2022 which were partially offset by the risk rating downgrade of a commercial and industrial loan relationship.

The Company remains committed to prudently working with and supporting our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. Management continues to carefully monitor asset quality with a particular focus on customers that have requested payment deferrals. The Asset Quality Task Force meets periodically to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers. See the disclosures regarding COVID-19 related modifications within the Non-Performing Assets Including Troubled Debt Restructurings (TDR) footnote.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2022, the 25 largest credits represented 21.6% of total loans outstanding, which is consistent with the third quarter of 2021 when it was 21.5%.

…..ALLOWANCE FOR LOAN LOSSES…..The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2022	2021	2021
Allowance for loan losses	$10,672	$12,398	$12,124
Allowance for loan losses as
a percentage of each of the following:
total loans, net of unearned income	1.09%	1.26%	1.22%
total accruing delinquent loans
(past due 30 to 89 days)	455.48	195.68	644.21
total non-accrual loans	234.19	373.10	389.71
total non-performing assets	232.20	373.10	388.71

…..LIQUIDITY…..The Company’s liquidity position continues to be strong due to effective business development efforts as well as management’s ability to retain the significant influx of deposits that resulted from the government stimulus programs. Also, deposit levels were positively impacted in the second quarter of 2021 by the Somerset County branch acquisition which more than offset the third quarter 2021 maturity of the high cost, institutional deposit. In addition, the Company’s loyal core deposit base continues to prove to be a source of strength for the Company during periods of market volatility. As a result, through nine months, total average deposits are $7.9 million, or 0.7%, higher compared to the first nine months of 2021. Deposit volumes remain at a high level by historical standards and continue to reflect the favorable impact of government stimulus which provided support to many Americans and financial assistance to municipalities and school districts during the pandemic. Deposit volumes have demonstrated stabilization since the second half of 2021. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth.

Average short-term investments declined during the first nine months of 2022, but continue to be higher than they have been historically. Although eased somewhat by the additional investment in the securities portfolio, the challenge remains as to the uncertainty regarding the duration that these increased funds will remain on the balance sheet which will be determined by customer behavior as the economic conditions change. Diligent monitoring and management of our short-term investment position remains a priority. Continued loan growth and prudent investment in securities are critical to achieve the best return on the remaining liquid funds with management expecting to continue to be active with new security purchases during the remainder of 2022 given the increase in interest rates. On an end of period basis, at September 30, 2022, total interest bearing deposits and short-term investments decreased by $5.9 million since September 30, 2021. Given the increase to national interest rates experienced so far during 2022, a portion of the increased balance sheet liquidity was invested in additional securities to more profitably deploy these funds. In addition, loan production during 2022 was more than offset by a higher than typical level of payoff activity causing total loans and loans held for sale to decrease since the end of 2021 by $6.6 million. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 84.2% in the third quarter of 2022, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community during times of economic volatility. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents decreased by $12.6 million from December 31, 2021, to $28.5 million at September 30, 2022, due to $38.6 million of net cash used in investing activities which more than offset $24.1 million of net cash provided by financing activities and $1.9 million of net cash provided by operating activities. Within investing activities, cash advanced for new loans originated totaled $163.7 million and was $4.5 million lower than the $168.2 million of cash received from loan principal payments. Within financing activities, total FHLB borrowings decreased by $14.1 million while total deposits increased by $13.5 million. Within operating activities, $8.2 million of mortgage loans held for sale were originated while $9.4 million of mortgage loans were sold into the secondary market.

The holding company had $9.2 million of cash, short-term investments, and investment securities at September 30, 2022, which represents a $104,000 decrease from the holding company’s cash position since the end of the fourth quarter of 2021. Dividend payments from our subsidiaries also provide ongoing cash to the holding company. At September 30, 2022, our subsidiary Bank had $14.1 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments, and its new increased dividend payout level with respect to its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $28.5 million and $41.1 million at September 30, 2022 and December 31, 2021, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At September 30, 2022, the Company had $355 million of overnight borrowing availability at the FHLB, $42 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.44%, the tier 1 capital ratio was 10.44%, and the total capital ratio was 13.92% at September 30, 2022. The Company’s tier 1 leverage ratio was 8.56% at September 30, 2022. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2022. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 360% of regulatory capital at September 30, 2022. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its increased rate of $0.03 per quarter. At September 30, 2022, the Company had approximately 17.1 million common shares outstanding.

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

	VARIABILITY OF	CHANGE IN
	NET INTEREST	MARKET VALUE OF
INTEREST RATE SCENARIO	INCOME	PORTFOLIO EQUITY
200 bp increase	(0.5)%	(0.9)%
100 bp increase	(0.2)	0.8
100 bp decrease	0.1	(4.6)
200 bp decrease	(0.9)	(15.2)

The Company believes that its overall interest rate risk position is well controlled. Based on the slight change in the variability of net interest income in the various interest rate scenarios, the Company is well positioned to sustain either a rate increase or decrease. The fed funds rate is currently at a targeted range of 3.00% to 3.25% as the Federal Reserve took action several times in 2022 to increase the rate a total of 300 basis points. Further, there is an expectation of additional short-term interest rate increases by the Federal Reserve throughout the remainder of 2022. The market value of portfolio equity increases in the 100 upward rate shock due to the improved value of the Company’s core deposit base. Alternatively, the market value of portfolio equity decreases in the 200 upward rate shock due to the fact that the improved value of the Company’s core deposit base was more than offset by the downward movement in the market value of the AFS investment securities portfolio and loans. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $239.5 million and standby letters of credit of $12.0 million as of September 30, 2022. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $8.2 million, or 77%, of the total allowance for loan losses at September 30, 2022 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of September 30, 2022, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At September 30, 2022, the unrealized losses in the available-for-sale securities portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2022, are effective.

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
101

Includes the following financial and related information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q as of and for the quarter and nine months ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: November 10, 2022	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: November 10, 2022	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer