Form 10-K
period 2022-12-31
AMERISERV FINANCIAL INC /PA/
filed 2023-03-27
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its mangagement’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $60,981,043 as of June 30, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 17,147,270 shares outstanding as of March 21, 2023.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the proxy statement for the annual shareholders’ meeting are incorporated by reference in Part III.

FORM 10-K INDEX

PART I

ITEM 1.   BUSINESS

GENERAL

AmeriServ Financial, Inc. (the Company) is a bank holding company organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of AmeriServ Financial Bank (the Bank) in January 1983. The Company’s other wholly owned subsidiary is AmeriServ Trust and Financial Services Company (the Trust Company) which was formed in October 1992. AmeriServ Life Insurance Company (AmeriServ Life), formed in October 1987, was a captive insurance company that engaged in underwriting as a reinsurer of credit life and disability insurance. New business ceased being generated by AmeriServ Life in 2005. Since that time, the outstanding insurance policies have been running off and the final policy has expired. On September 30, 2020, the Arizona Corporation Commission approved the Articles of Dissolution for AmeriServ Life. The remaining assets of AmeriServ Life were transferred to AmeriServ Financial, Inc. and the subsidiary was formally closed on December 31, 2020. When used in this report, the “Company” may refer, depending on the context, to AmeriServ Financial, Inc. individually or AmeriServ Financial, Inc. and its direct and indirect subsidiaries.

The Company’s principal activities consist of owning and operating its two wholly owned subsidiary entities. At December 31, 2022, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of  $1.4 billion, $1.1 billion, and $106.2 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking, bank related services, and trust and wealth management related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and risk management.

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

We believe that the loss of one depositor or a related group of depositors would not have a materially adverse effect on the Bank’s business. The Bank’s business is not seasonal, nor does it have any risks attendant to foreign sources. A significant majority of the Bank’s customer base is located within a 250-mile radius of Johnstown, Pennsylvania, the Bank’s headquarters.

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the PDB. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios of the Bank at December 31, 2022:

Headquarters	Johnstown, PA
Total Assets	$1,350,198
Total Investment Securities	231,750
Total Loans and Loans Held for Sale (net of unearned income)	990,825
Total Deposits	1,111,276
Total Net Income	8,593
Asset Leverage Ratio	9.39%
Return on Average Assets	0.65
Return on Average Equity	7.10
Total Full-time Equivalent Employees	247

RISK MANAGEMENT OVERVIEW

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, which includes credit, interest rate and market, liquidity, operational, legal/compliance, strategic/reputational and security risk. Additionally, in 2022, the Company continued to monitor the risks stemming from the COVID-19 pandemic. The Company seeks to identify, manage and monitor these risks with policies, procedures, and various levels of oversight from the Company’s Board of Directors (the Board) and management. The Company has a Management Enterprise Risk Committee with Board of Director representation to help manage and monitor the Company’s risk position, which is reported formally to the Board, at a minimum, on a semi-annual basis.

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms resulting in an economic loss to the organization. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. The Company’s primary credit risk occurs in the loan portfolio with limited credit risk within the investment portfolio due to holdings of corporate and municipal securities. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses (the ALL) to monitor and manage credit risk. The Company’s investment policy and hedging policy seeks to limit the amount of credit risk that may be assumed in the investment portfolio and through hedging activities.

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

The commercial loan segment also includes Paycheck Protection Program (PPP) loans. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) authorized the Small Business Administration (SBA) to guarantee 100% of the PPP loans made to eligible borrowers pursuant to standards as defined by the SBA. The SBA guarantee on PPP loans minimizes the level of credit risk associated with the loans. As a result, such loans are assigned a 0% risk weight for purposes of calculating the Company’s risk-based capital ratios. Therefore, it was deemed appropriate to not allocate any portion of the loan loss reserve for the PPP loans. As of December 31, 2022, the Company had 1 PPP loan outstanding totaling $22,000.

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

INVESTMENTS

The strategic focus of the investment securities portfolio is managed for liquidity and earnings in a prudent manner that is consistent with proper bank asset/liability management and current banking practices. The objectives of portfolio management include consideration of proper liquidity levels, interest rate and market valuation sensitivity, and profitability. The investment portfolio of the Company and its subsidiaries are proactively managed, including in accordance with federal and state laws and regulations and in accordance with generally accepted accounting principles (GAAP). All holdings must meet standards documented in its investment policy, unless otherwise approved by the Company’s CEO or the Asset/Liability Management Committee.

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

The following table sets forth the weighted average yield for each type of investment security and range of maturity as of December 31, 2022. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity.

Investment securities available for sale:

	AT DECEMBER 31, 2022
					TOTAL
				U.S. AGENCY	INVESTMENT
				MORTGAGE-	SECURITIES
			CORPORATE	BACKED	AVAILABLE
	U. S. AGENCY	MUNICIPAL	BONDS	SECURITIES	FOR SALE
Within 1 year	—%	1.58%	5.50%	—%	4.92%
After 1 year but within 5 years	3.27	3.03	5.54	2.94	4.53
After 5 years but within 10 years	1.78	2.52	6.20	2.63	4.78
Over 10 years	2.69	—	4.20	2.69	2.70
Total	2.44	2.78	5.84	2.69	3.70

Investment securities held to maturity:

	AT DECEMBER 31, 2022
					TOTAL
				U.S. AGENCY	INVESTMENT
			CORPORATE	MORTGAGE-	SECURITIES
			BONDS AND	BACKED	HELD TO
	U. S. AGENCY	MUNICIPAL	OTHER	SECURITIES	MATURITY
Within 1 year	—%	2.65%	0.80%	—%	1.12%
After 1 year but within 5 years	—	3.34	4.07	2.82	3.47
After 5 years but within 10 years	2.01	3.03	6.39	3.40	3.01
Over 10 years	—	3.04	6.61	3.14	3.29
Total	2.01	3.11	3.63	3.13	3.13

DEPOSITS

The Bank believes it has a stable core deposit base made up of traditional commercial bank products that exhibit modest fluctuation during the year, other than jumbo certificates of deposits (CDs) and certain municipal deposits, which demonstrate some seasonality. The Company also utilizes certain Trust Company specialty deposits related to the ERECT funds as a funding source, which serve as an alternative to wholesale borrowings and can exhibit some limited degree of volatility.

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past two calendar years:

	AT DECEMBER 31,
	2022		2021

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$215,196	—%	$211,557	—%
Interest bearing	227,838	0.53	213,736	0.12
Savings	137,845	0.10	126,050	0.14
Money market	289,674	0.69	297,844	0.23
Certificates of deposit	285,760	1.08	305,251	1.22
Total deposits	$1,156,313	0.68%	$1,154,438	0.51%

The Federal Deposit Insurance Corporation (FDIC) is an independent agency of the United States government that protects bank depositors against loss. The Bank is an FDIC-insured institution, therefore, deposits are insured up to the standard insurance amount of $250,000 per depositor. As of December 31, 2022 and 2021, the estimated amount of uninsured deposits was $316.5 million and $326.1 million, respectively. The estimate of uninsured deposits was done at a single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 50% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized with investment securities or FHLB letters of credit to protect these depositor funds.

The maturities on CDs with balances that exceed the FDIC insurance limit of  $250,000 as of December 31, 2022, are as follows:

(IN THOUSANDS)
MATURING IN:
Three months or less	$18,608
Over three through six months	10,049
Over six through twelve months	20,994
Over twelve months	24,323
Total	$73,974

LOANS

Secondary Market Activities

The residential lending department of the Bank continues to originate one-to-four family mortgage loans for customers, some of which are sold to outside investors in the secondary market and some of which are retained for the Bank’s portfolio. Mortgages sold in the secondary market are sold to investors on a “flow” basis; mortgages are priced and delivered on a “best efforts” pricing basis, with servicing released to the investor. Fannie Mae/Freddie Mac guidelines are used in underwriting all mortgages with the exception of a limited amount of CRA loans and internal special programs. Mortgages with longer terms, such as 30-year, FHA, and VA loans, are usually sold. The remaining production of the department includes construction, adjustable rate mortgages, and quality non-salable loans. These loans are usually kept in the Bank’s portfolio.

AMERISERV TRUST AND FINANCIAL SERVICES COMPANY

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. Its staff of approximately 45 professionals administers assets valued at approximately $2.3 billion that are not recognized on the Company’s balance sheet at December 31, 2022. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. This segment also includes financial services, which provide the sale of mutual funds, annuities, and insurance products. The wealth management business also includes the union collective investment funds, the ERECT funds, which are designed to use union pension dollars in construction projects that utilize union labor. At December 31, 2022, the Trust Company had total assets of  $6.7 million and total stockholder’s equity of  $6.5 million. In 2022, the Trust Company contributed earnings to the Company as its gross revenue amounted to $10.6 million and the net income contribution was $1.3 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the PDB.

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

MARKET AREA & ECONOMY

U.S. inflation surged with in 2022, reaching heights unseen since the early 1980s. Increasing prices shrank Americans’ inflation-adjusted pay despite high wage growth for many. Pandemic price pressures, dismissed as transitory, turned out to be enduring and the Russia / Ukraine war caused a fresh spike in food and energy costs. A surge in demand coming out of the COVID-19 recession, coupled with lingering supply-chain disruptions and labor shortages, created a perfect storm for price increases. The Fed increased interest rates aggressively at the risk of plunging the world’s largest economy into recession. Positive second half 2022 GDP growth tempered recessionary fears, though 2023 concerns continue to exist. Interest rate-sensitive sectors like autos and housing were impacted the most by the Fed tightening, but pent-up demand and pandemic savings kept spending elevated. The labor market remains historically tight, showing strong wage pressures and solid job growth despite 425 basis points of Fed tightening. Job growth slowed somewhat over the course of 2022, but with the 12-month average around 400k it is nearly double the pre-pandemic average. The Fed is looking for much slower job growth as it aims to rebalance labor supply and demand in its mission to cool wage pressures. Supply chain improvements have cooled some producer price inflation. Rising mortgage rates and elevated house prices have pulled sales down from their pandemic peaks.

Johnstown, Pennsylvania, where the Company is headquartered, continues to have a cost of living that is lower than the national average. Johnstown is home to The University of Pittsburgh at Johnstown, Pennsylvania Highlands Community College and Conemaugh Health System. The high-tech defense industry is the main non-health care staple of the Johnstown economy, with the region fulfilling many federal government contracts, punctuated by one of the premier defense trade shows in the U.S., the annual Showcase for Commerce. The city also hosts annual events such as the Flood City Music Festival and the Thunder in the Valley Motorcycle Rally, each of which draw several thousand visitors. The Johnstown, PA MSA unemployment rate decreased from a 7.0% average in 2021 to a 5.1% average in 2022. The Johnstown, PA MSA continues to have one of the highest jobless rates among the 18 metropolitan statistical areas across the state. As of December 31, 2022, employment within the Johnstown MSA has not yet recovered to pre-pandemic levels as there were 83,600 persons employed compared to 88,400 employed at December 31, 2019 representing a decline of 4,800 jobs, or 5.4%. This economic data, coupled with a declining population trend, creates a growth challenge moving forward.

Economic conditions are stronger in the State College market and have demonstrated the same improvement experienced in the national economy. The community is a college town, dominated economically and demographically by the presence of the University Park campus of the Pennsylvania State University. “Happy Valley” is another often-used term to refer to the State College area, including the borough and the townships of College, Harris, Patton, and Ferguson. The unemployment rate for the State College MSA decreased from a 4.6% average in 2021 to a 3.2% average in 2022 and remains one of the lowest of all regions in the Commonwealth. A large percentage of the population in State College falls into the 18 to 34-year-old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age.

Hagerstown in Washington County, Maryland offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It has a workforce of over 400,000 with strengths in manufacturing and technology. It also offers an affordable cost of doing business and living, all within an hour of the Washington, D.C./Baltimore regions. There are also plenty of facilities and land slated for industrial/commercial development. Hagerstown has become a choice location for manufacturers, financial services, and distribution companies. The Hagerstown, MD-Martinsburg, WV MSA unemployment rate decreased from a 4.5% average in 2021 to a 3.4% average in 2022.

The Company also has loan production offices in Wilkins Township in Allegheny County and Altoona in Blair County, Pennsylvania. Wilkins Township in Allegheny County, Pennsylvania is located 15 miles east of the city of Pittsburgh. While the city is historically known for its steel industry, today its economy is largely based on healthcare, education, technology and financial services. The city of Pittsburgh is home to many colleges, universities and research facilities, the most well-known of which are Carnegie Mellon University, Duquesne University and the University of Pittsburgh. Pittsburgh is rich in art and culture. Pittsburgh museums and cultural sites include the Andy Warhol Museum, the Carnegie Museum of Art, the Frick Art & Historical Center, and Pittsburgh Center for the Arts among numerous others. Pittsburgh is also the home of the Pirates, Steelers and Penguins. The unemployment rate for the Pittsburgh MSA decreased from a 6.4% average in 2021 to a 4.3% average in 2022.

Altoona is the business center of Blair County, Pennsylvania with a strong retail, government and manufacturing base. The top field of employment in Altoona and the metro area is healthcare. Its location along I-99 draws from a large trade area over a wide geographic area that extends to State College and Johnstown. It serves as the headquarters for Sheetz Corporation, which ranks on Forbes list of the top privately owned companies. In addition to being located adjacent to I-99 and a major highway system, Altoona also has easy access to rail and air transportation. The average unemployment rate in the Altoona MSA decreased from 6.0% in 2021 to 4.1% in 2022.

EMPLOYEES

The Company employed 329 people as of December 31, 2022 in full- and part-time positions. Approximately 150 non-supervisory employees of the Company are represented by the United Steelworkers AFL-CIO-CLC, Local Union 2635-06. The Company is under a four-year labor contract with the United Steelworkers Local, which will expire on October 15, 2025. The contract calls for annual wage increases of 2% during the life of the contract. The Company has not experienced a work stoppage since 1979. Unionization in financial institutions remains exceptionally low with less than 0.25% of banks nationwide being covered by a Collective Bargaining Agreement. This unique unionization situation creates both challenges and opportunities for the Company. The key goals of organized labor are to provide their members with strong wages and benefits, stable jobs, and safe and respectable workplaces. As a result of these key union goals, the Company’s salaries and benefit costs are higher than its non-union peers as we offer good wages and strong benefits which include affordable health care and strong retirement benefits with the majority of current union employees participating in a defined benefit pension plan. The Company has consistently viewed its positive union relationships as a potential source of additional revenue. Examples of success in these efforts include the previously mentioned ERECT Fund where the wealth management group is trustee for this $250 million fund whose purpose is to invest in commercial construction projects with the requirement that they utilize union labor. The Bank has also been a preferred mortgage and consumer loan provider for the Pennsylvania State Education Association for almost 10 years which provides us with the opportunity to expand our lending in these products throughout Pennsylvania. Since inception of the partnership, the Bank has funded approximately $280 million in mortgage and consumer loans to unionized teachers and their family members.

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

On March 12, 2023, the Board of Governors of the Federal Reserve System established a new Bank Term Funding Program (BTFP), offering loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. The BTFP is intended to be an additional source of liquidity against high-quality securities, eliminating an institution's need to quickly sell those securities in times of stress it will make available additional funding to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors.

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

As of December 31, 2022, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. On January 1, 2015, U.S. federal banking agencies implemented the Basel III capital standards, which establish the minimum capital levels to be considered well-capitalized and revised the prompt corrective action requirements under banking regulations. The revisions from the previous standards include a revised definition of capital, the introduction of a minimum common equity tier 1 capital ratio and changed risk weightings for certain assets. Under the current rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer above its minimum risk-based capital requirements of 2.50% of total risk weighted assets.

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

CORONAVIRUS AID, RELIEF, AND ECONOMIC SECURITY ACT

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law on March 27, 2020. Federal, state, and local governments adopted various statutes, rules, regulations, orders, and guidelines in order to address the COVID-19 pandemic and the adverse economic effects of the pandemic on individuals, families, businesses, and governments. Financial institutions, including the Company, were affected by many of these measures, including measures that were broadly applicable to businesses operating in the communities where the Company does business. Financial services firms, like the Company, were required to operate in a manner that seeked to protect the health and safety of their customers and employees.

In addition, the federal banking agencies along with state bank regulators issued an interagency statement on March 22, 2020, addressing loan modifications that were made by financial institutions for borrowers affected by the COVID-19 crisis. The agencies stated that short-term loan modifications made on a good faith basis in response to COVID-19 for borrowers who were current prior to any relief did not need to be categorized as TDRs and that financial institutions were not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral.

The CARES Act contained a number of provisions that affected banking organizations. The CARES Act provided funding for various programs under which the federal government lended to, guaranteed loans to, or made investments in businesses. Banking organizations were expected to play a role in some of those programs, and when they did so, they were subject to certain requirements. One of those programs was the Paycheck Protection Program (PPP), a program administered by the Small Business Administration (SBA) that provided loans to small businesses for payroll and other basic expenses during the COVID-19 crisis. The loans could be made by SBA-certified lenders and were 100% guaranteed by the SBA. The loans were eligible to be forgiven if certain conditions were satisfied, in which event the SBA would make payment to the lender for the forgiven amounts. The Bank participated in the PPP as a lender. In accordance with the CARES Act, a PPP loan is assigned a risk weight of zero percent under the federal banking agencies’ risk-based capital rules.

The CARES Act also authorized temporary changes to certain provisions applicable to banking organizations. Among other changes, Section 4013 of the CARES Act gave financial institutions the right to elect to suspend GAAP principles and regulatory determinations for loan modifications relating to COVID-19 that would otherwise be categorized as TDRs from March 1, 2020, through the earlier of December 31, 2020, or 60 days after the COVID-19 national emergency ended. On April 7, 2020, the federal banking agencies, in consultation with state bank regulators, issued an interagency statement clarifying the interaction between (i) their earlier statement discussing whether loan modifications relating to COVD-19 need to be treated as TDRs and (ii) the CARES Act provision on this subject. In this interagency statement, the agencies also said that when exercising supervisory and enforcement responsibility with respect to consumer protection requirements, they would take into account the unique circumstances impacting borrowers and institutions resulting from the COVID-19 emergency and that they did not expect to take a consumer compliance public enforcement action against an institution, provided that the circumstances were related to this emergency and the institution made good faith efforts to support borrowers and comply with the consumer protection requirements and addressed any needed corrective action. The suspension of TDR identification and accounting triggered by the effects of the COVID-19 pandemic was extended by the Consolidated Appropriations Act, 2021, signed into law on December 27, 2020. The period established by Section 4013 of the CARES Act was extended to the earlier of January 1, 2022 or 60 days after the date on which the national COVID-19 emergency terminated. It is currently anticipated that the national COVID-19 emergency will terminate on May 11, 2023.

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

ITEM 2.   PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus eleven floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 14 locations which are owned. Seven additional locations are leased with terms expiring from September 30, 2023 to June 30, 2033.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of March 21, 2023, the Company had 2,560 shareholders of record for its common stock. The Company’s common stock is traded on The NASDAQ Stock Market under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

			CASH
	PRICES		DIVIDENDS
	HIGH	LOW	DECLARED
Year ended December 31, 2022:
First Quarter	$4.50	$3.85	$0.025
Second Quarter	4.08	3.92	0.030
Third Quarter	4.03	3.80	0.030
Fourth Quarter	4.10	3.70	0.030
Year ended December 31, 2021:
First Quarter	$4.39	$3.09	$0.025
Second Quarter	4.31	3.77	0.025
Third Quarter	4.00	3.70	0.025
Fourth Quarter	4.01	3.74	0.025

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2022	2021	2020	2019	2018

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$49,058	$46,669	$46,882	$49,767	$47,094
Total interest expense	8,495	7,586	10,515	14,325	11,600
Net interest income	40,563	39,083	36,367	35,442	35,494
Provision (credit) for loan losses	50	1,100	2,375	800	(600)
Net interest income after provision (credit) for loan losses	40,513	37,983	33,992	34,642	36,094
Total non-interest income	16,692	17,761	16,275	14,773	14,224
Total non-interest expense	48,004	46,970	44,455	41,815	40,873
Income before income taxes	9,201	8,774	5,812	7,600	9,445
Provision for income taxes	1,753	1,702	1,214	1,572	1,677
Net income	$7,448	$7,072	$4,598	$6,028	$7,768
PER COMMON SHARE DATA:
Basic earnings per share	$0.44	$0.41	$0.27	$0.35	$0.43
Diluted earnings per share	0.43	0.41	0.27	0.35	0.43
Cash dividends declared	0.115	0.100	0.100	0.095	0.075
Book value at period end	6.20	6.82	6.12	5.78	5.56
BALANCE SHEET AND OTHER DATA:
Total assets	$1,363,874	$1,335,560	$1,282,733	$1,171,184	$1,160,680
Loans and loans held for sale, net of unearned income	990,825	986,037	978,345	887,574	863,129
Allowance for loan losses	10,743	12,398	11,345	9,279	8,671
Investment securities available for sale	179,508	163,171	144,165	141,749	146,731
Investment securities held to maturity	61,878	53,751	44,222	39,936	40,760
Deposits	1,108,537	1,139,378	1,054,920	960,513	949,171
Total borrowed funds	138,373	72,837	114,080	100,574	108,177
Stockholders’ equity	106,178	116,549	104,399	98,614	97,977
Full-time equivalent employees	315	304	299	309	303
SELECTED FINANCIAL RATIOS:
Return on average assets	0.55%	0.52%	0.37%	0.51%	0.67%
Return on average total equity	6.83	6.48	4.52	6.02	8.08
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	89.38	86.54	92.74	92.41	90.94
Ratio of average total equity to average assets	8.09	8.10	8.21	8.52	8.28
Common stock cash dividends as a percent of net income	26.41	24.14	37.09	27.36	17.31
Interest rate spread	3.11	3.01	3.01	3.05	3.08
Net interest margin	3.27	3.15	3.19	3.29	3.31
Allowance for loan losses as a percentage of loans, net of unearned income, at period end	1.08	1.26	1.16	1.05	1.00
Non-performing assets as a percentage of loans and other real estate owned, at period end	0.52	0.34	0.34	0.26	0.16
Net charge-offs as a percentage of average loans	0.17	—	0.03	0.02	0.11

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

2022 SUMMARY OVERVIEW:

During a period of extreme economic volatility in 2022, characterized by the highest inflation in almost 40 years and a more than 4% increase in short-term interest rates by the Federal Reserve, the Company was able to achieve its highest earnings per share (EPS) performance in over 20 years and a 15% increase in dividend payments to shareholders.

The Company is proud of the hard work of the AmeriServ bankers that made this success happen and allowed us to get mostly back to normal when it comes to customer service. These efforts included overcoming the challenges created by the pandemic and we are deeply grateful to our very patient customers and staff members who have been more than willing to go the extra mile.

Turning back to financial performance: Net income for 2022 totaled $7,448,000, or $0.43 diluted earnings per share, which represented a 4.9% increase over the full year of 2021. On an adjusted non-GAAP basis, excluding the impact of pension settlement charges which are not reflective of the operations of the Company, adjusted net income totaled $9,470,000, or $0.55 adjusted diluted earnings per share(1)(2). This represented an even stronger 12% increase in EPS from the adjusted 2021 full year results. The improved earnings performance for 2022, on both an actual and adjusted basis, reflects the full benefit of several important strategic actions that the Company executed in 2021 to reduce our cost of funding, the successful management of our asset quality throughout the pandemic, and effective balance sheet management.

While 2021 was a year with near record loan demand, 2022 was still very active but less strong. A late year surge in lending permitted AmeriServ to report good loan totals in December and end the year on a positive note. We hope this continues into 2023, and we believe we have the capacity for our loan portfolio to reach $1 billion for the first time as our lending continues to be an important economic driver in the communities where we operate.

The media has perpetuated the narrative that, as the Federal Reserve continues to raise interest rates, loans may become scarce. However, here in western Pennsylvania, more folks are savers than spenders. This means that our friends and neighbors have provided us with more stable deposits to continue to focus on growing the loan portfolio. AmeriServ will continue to be active in lending, but we also will continue to be rigorous in our loan underwriting standards. This will permit us to grow loans while maintaining a high-quality portfolio.

Wealth management is involved in a day-to-day struggle with the turmoil in securities markets. The bear market in equities and bonds has been punishing individual estate plans. There have been market value losses even in the AmeriServ Pathroad portfolio. However, our team of professionals have taken their customary stop loss actions. Our clients understand the Pathroad investment logic and are patiently watching the markets for any signs of an impending turnaround. Fortunately, the Pathroad logic has been tested by similar recessions over the years and it has always proven to keep losses below other investment strategies. We note that not only has the number of clients involved in the Pathroad logic remained virtually stable during this market but also, the number of new clients has increased as investors have taken notice of the Pathroad records. We believe our clients’ biggest concern is about the duration of this bear market. History tells us that the most significant market value gains often occur during the beginning of a turnaround. It is our job to monitor for that turnaround and be ready to take the appropriate actions for our clients.

Our Board, management group, and team of banking and investment professionals are studying and working hard every day. We support their efforts and have the utmost confidence in their strategies. Understanding western Pennsylvania as we do, it is not difficult for us to build the kind of banking and investment strategies needed by our

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

(2) Adjusted for pension settlement charge.

customers. It is also our goal to offer a solid stock that continues to build value for all our shareholders. Our stock currently has a 3% dividend yield and an active trading market.

PERFORMANCE OVERVIEW.   The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS, EXCEPT
	PER SHARE DATA AND RATIOS)
Net income	$7,448	$7,072	$4,598
Net income, adjusted (1)(2)	9,470	8,471	4,598
Diluted earnings per share	0.43	0.41	0.27
Diluted earnings per share, adjusted (1)(2)	0.55	0.49	0.27
Return on average assets	0.55%	0.52%	0.37%
Return on average assets, adjusted (1)(2)	0.70	0.63	0.37
Return on average equity	6.83	6.48	4.52
Return on average equity, adjusted (1)(2)	8.69	7.76	4.52

The Company reported net income of  $7,448,000, or $0.43 per diluted common share, in 2022. This represents a 4.9% increase in earnings per share from the full year of 2021 when net income totaled $7,072,000, or $0.41 per diluted common share. On an adjusted basis, eliminating the impact of the pension settlement charge, diluted earnings per share for the 2022 year increased by 12% to $0.55(1)(2), while adjusted net income improved to $9,470,000(1)(2). Due to the effects of eliminating the pension settlement charge, the Company’s return on average assets (ROA) in 2022 would improve from 0.55% to an adjusted ROA of 0.70%(1)(2). Further, the Company’s return on average equity (ROE) in 2022 would improve from 6.83% to an adjusted ROE of 8.69%(1)(2). The improved earnings performance for the 2022 year, on both an actual and adjusted basis, reflects the full benefit of several important strategic actions that the Company executed in 2021, the successful management of our asset quality throughout the pandemic, and effective balance sheet management. Overall, the increase in net interest income, along with a reduced loan loss provision, more than offset a lower level of non-interest income and higher non-interest expense resulting in an improved earnings performance in 2022. Finally, the Company’s tangible book value per share ended 2022 at $5.40(1) a decrease of 10.3% from 2021. The decline in tangible book value per share in 2022 reflects a decrease in the fair value of the Company’s available for sale investment securities due to higher interest rates. The Company continued to maintain strong capital ratios that exceed the regulatory defined well capitalized status.

The Company reported net income of  $7.1 million, or $0.41 per diluted common share, for 2021. This represented a 51.9% increase in earnings per share from 2020 when net income totaled $4.6 million, or $0.27 per diluted common share. During 2021, earnings demonstrated meaningful improvement as the Company realized the benefit of several important strategic actions that were executed during the year. Overall, increased net interest income, a growing level of non-interest income, and a reduced loan loss provision more than offset a higher level of non-interest expense resulting in an improved earnings performance.

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

NET INTEREST INCOME AND MARGIN.   The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings; it is affected by interest rate fluctuations as well as changes in the amount

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

(2) Adjusted for pension settlement charge.

and mix of earning assets and interest bearing liabilities. The following table summarizes the Company’s net interest income performance for each of the past three years:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$49,058	$46,669	$46,882
Interest expense	8,495	7,586	10,515
Net interest income	40,563	39,083	36,367
Net interest margin	3.27%	3.15%	3.19%

2022 NET INTEREST PERFORMANCE OVERVIEW.   The Company’s net interest income for the full year of 2022 increased by $1.5 million, or 3.8%, when compared to the full year of 2021. The Company’s net interest margin was 3.27% for the full year of 2022 representing a 12 basis point improvement from the full year of 2021. Net interest income demonstrated an increasing trend through the first three quarters of 2022 as interest income increased to a higher level than the increase in interest expense. However, this positive trend reversed in the fourth quarter as interest expense increased to a higher level than the increase in interest income.

The Company benefitted from the higher U.S. Treasury yield curve as interest rates increased due to the Federal Reserve’s action to tighten monetary policy in their effort to tame decades high inflation. The higher interest rate environment along with increased investment in the securities portfolio more than offset a reduced level of Paycheck Protection Program (PPP) loan fee income and caused total interest income to increase for the full year of 2022 when compared to last year. The increased national interest rates also resulted in total deposit and borrowing costs increasing in 2022. However, the increase in deposit interest expense was partially offset by a 26% reduction in total borrowings interest expense, as the strategic actions taken by management in 2021 to lower funding costs favorably impacted financial performance.

Overall, in 2022, the average balance of total interest earning assets was consistent with the full year 2021 average, totaling $1.2 billion. Specifically, total loans averaged $978 million in 2022 which is $11.2 million, or 1.1%, lower than the 2021 full year average. Short-term investments including commercial paper averaged $23.2 million in 2022 which is $24.1 million, or 50.9%, lower than the 2021 full year average. Total investment securities averaged $245.2 million in 2022 which is $35.3 million, or 16.8%, higher than the 2021 full year average. Despite the balance of total average interest earning assets remaining relatively unchanged from the prior year, total interest income increased by $2.4 million, or 5.1%, between years due to an increase in the yield on earning assets, which increased from 3.76% to 3.95%.

Total deposits, including non-interest bearing demand deposits, averaged $1.156 billion for the full year of 2022, which was $1.9 million, or 0.2%, higher than the $1.154 billion average for the full year of 2021. The 2022 full year average of short-term and FHLB borrowed funds was $43 million, which represented a decrease of  $7.2 million, or 14.5%. Overall, the cost of total interest bearing liabilities increased from 0.75% to 0.84%.

COMPONENT CHANGES IN NET INTEREST INCOME: 2022 VERSUS 2021.   Regarding the separate components of net interest income, the Company’s total interest income in 2022 increased by $2.4 million, or 5.1%, when compared to 2021. Total average earning assets remained consistent in 2022 as there was a decreased level of average total loans and short-term investments which were offset by an increased level of average total investment securities. Despite this, interest income was favorably impacted by an increase in the earning asset yield which improved by 19 basis points from 3.76% to 3.95%. All categories within the earning asset base demonstrated an interest income increase between years. The average total loan portfolio yield increased by 14 basis points from 4.11% to 4.25% in 2022 while the average yield on total investment securities increased by 13 basis points from 2.87% to 3.00%.

Total average loans for the full year of 2022 were $11.2 million, or 1.1%, lower than the 2021 full year average. Strong loan pipelines resulted in 2022 production more than offsetting a higher than typical level of payoff activity during the year. Excluding PPP loans, total average loans for the full year of 2022 exceeded the 2021 full year average by $30.1 million, or 3.2%, as growth of commercial real estate (CRE) and home equity loans along with a higher volume of residential mortgage loans more than offset a decrease in the level of commercial & industrial loans. Of the approximately $100 million of PPP loans originated from the government stimulus programs, only one very small PPP loan remains on the balance sheet, reflecting the Company’s successful efforts working with our customers through the Small Business Administration (SBA) to complete the forgiveness process. Overall, the higher interest rate environment along with the higher average volumes of CRE, residential mortgages and home equity loans, resulted in total loan interest income improving by $899,000, or 2.2%, for 2022 when compared to last year. This results from the favorable impact of the higher volume of traditional loans and the higher interest rate environment being partially offset by a $1.8 million, or 80.9%, reduction in PPP loan fee related income. Finally, on an end of period basis at December 31, 2022 and excluding total PPP loans, the total loan portfolio is approximately $22.1 million, or 2.3%, higher than the December 31, 2021 level.

Total investment securities averaged $245.2 million for the full year of 2022 which is $35.3 million, or 16.8%, higher than the $209.9 million average for the twelve months of last year. The increase in the U.S. Treasury yield curve resulted in a more favorable market for securities purchasing activity in 2022. The two-year to ten-year portion of the yield curve increased by approximately 225 to 363 basis points since the beginning of the year, with shorter yields in that range increasing to a higher degree than the longer yields, resulting in yield curve inversion. Overall, the higher rates resulted in yields for new federal agency mortgage-backed securities and federal agency bonds improving and exceeding the overall average yield of the existing securities portfolio. Management purchased more of these investments by redeploying the cash flow from the excess payoff activity from the loan portfolio and profitably utilizing the increased short-term liquidity on our balance sheet. This redeployment of funds contributed to total securities growing between years. Management also continued to purchase taxable municipals and corporate securities to maintain a well-diversified portfolio.

Due to a combination of increased investment in securities, loan growth and total deposits modestly declining, short-term investments decreased throughout the year and are now at pre-pandemic levels before government stimulus impacted the economy. Total short-term investments including commercial paper averaged $23.2 million in 2022, which is $24.1 million, or 50.9%, lower than the 2021 average. Despite this decline, the Company’s liquidity position remains strong. We will continue to carefully monitor our liquidity position and short-term investments as we expect deposits related to government stimulus programs to continue to decline in 2023.

On the liability side of the balance sheet, total average deposits for 2022 are relatively consistent with the 2021 full year average, exceeding by $1.9 million, or 0.2%. Total deposits continued to demonstrate stability over the past year despite a $16.3 million, or 1.4%, decrease in total average deposits when comparing the 2022 fourth quarter to last year’s fourth quarter. Deposit volumes continue to reflect the favorable impact of government stimulus which provided support to many Americans and financial assistance to municipalities and school districts during the pandemic. However, the quarterly decrease reflects a portion of the funds from the government stimulus programs leaving the balance sheet and also reflects greater pricing competition in the market to retain deposits because of the increasing national interest rates. Overall, the loan to deposit ratio averaged 85.4% in the fourth quarter of 2022, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community during times of economic volatility.

Total interest expense for the full year of 2022 increased by $909,000, or 12.0%, when compared to the full year of 2021, due to higher deposit and short-term borrowings interest expense. Deposit interest expense was higher by $1.6 million, or 33.7%, despite the full year average volume of total deposits remaining relatively consistent with the 2021 full year average. The impact that the higher national interest rates had on deposit costs combined with increased market competition to retain and attract deposits became more evident during the fourth quarter of 2022. In 2022, the Company benefitted from management’s decision to allow a high-cost, institutional deposit to mature during the third quarter of 2021 which proved to be beneficial since the interest rate on this particular deposit was indexed to the market and would have become more expensive with the rising national interest rates experienced this year. This large institutional deposit was replaced by the additional low cost, fixed rate deposits from the Somerset County branch acquisition and resulted in significant interest expense savings. The rising national interest rates this year did result in certain deposit products, particularly public funds, that are tied to a market index, repricing upward with the move in national interest rates and causing interest expense to increase. Specifically, total deposit cost averaged 0.56% in 2022, which is 14 basis points higher than total deposit cost of 0.42% in 2021.

Total borrowings interest expense decreased by $709,000, or 25.5%, when comparing the full year of 2022 to the full year of 2021. The decrease results from the favorable impact of the August 2021 subordinated debt offering which was used to replace higher cost debt. This transaction effectively lowered debt cost on these long-term funds by nearly 4.0%. This savings is recognized even though the size of the new subordinated debt is $7.0 million higher than the debt instruments it replaced. Note that included in 2021 borrowings interest expense is $202,000 of additional interest expense that the Company had to recognize from the write-off of the unamortized issuance costs from the original debt instruments that the new sub-debt replaced. Borrowings interest expense was favorably impacted by reduced interest expense from Federal Home Loan Bank (FHLB) term borrowings, which declined by $322,000, or 36.8%, for the year. The average balance of FHLB term borrowings was lower in 2022 by $16.1 million, or 32.6%, as strength of the Company’s liquidity position allowed management to let FHLB term advances mature and not be replaced.

2021 NET INTEREST PERFORMANCE OVERVIEW.   The Company’s net interest income for the full year of 2021 increased by $2.7 million, or 7.5%, when compared to the full year of 2020. The Company’s net interest margin was 3.15% for the full year of 2021 which represented a four basis point decline from the full year of 2020. Financial results when comparing 2021 to 2020 were indicative of an improving economic environment as well as the Company’s execution of strategies to effectively meet the challenge presented by the low interest rate environment. This included the execution of several strategies to reduce our cost of funds. However, the emergence of the omicron variant, high inflation and supply chain issues reminded us that many risks remained. AmeriServ has proven to be resilient given the complex challenges we have confronted. The Company continued to adapt in the fluid environment and prioritized the well-being of our employees and the communities we serve.

The Company demonstrated significantly higher than historical levels of both total average loans and total average deposits during 2021. This growth was due to successful business development efforts, the impact from the government stimulus programs and the 2021 Somerset County branch acquisition. Net interest income improved due to (i) the positive impact of commercial real estate and residential mortgage loan growth, (ii) significant interest expense savings from the issuance of the subordinated debt during the third quarter of 2021, which was used to retire higher cost existing subordinated debt and trust preferred securities, and (iii) the utilization of acquired low-cost core deposits to replace higher cost institutional deposits that were on our balance sheet. The combination of these three factors more than offset the unfavorable impact of net interest margin pressure from lower earning asset yields. The significant decrease to total interest expense in 2021 was the primary driver for net interest income increasing compared to the prior year.

Total average earning assets increased by $102.9 million, or 9.0%, in 2021. Specifically, total loans averaged $989 million in 2021 which is $65.5 million, or 7.1%, higher than the 2020 full year average. Short-term investments and commercial paper averaged $47 million in 2021 which was $15.3 million, or 48.0%, higher than the 2020 full year average. Total investment securities averaged $210 million in 2021 which was $22.1 million, or 11.8%, higher than the 2020 full year average. These increases were largely offset by decreases in the yield on earning assets.

Total deposits, including non-interest bearing demand deposits, averaged $1.154 billion for the full year of 2021, which was $119.6 million, or 11.6%, higher than the $1.035 billion average for the full year of 2020. The Company’s loan to deposit ratio averaged 85.5% in the fourth quarter of 2021. The 2021 full year average of short-term and FHLB borrowed funds was $50 million, which represented a decrease of  $19.3 million, or 27.9%. Overall, the cost of total interest bearing liabilities decreased from 1.10% to 0.75%.

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

Total investment securities averaged $210 million for the full year of 2021, which was $22.1 million, or 11.8%, higher than the $188 million average in 2020. The Company continued to be selective in 2021 when purchasing securities due to the low interest rate environment. Specifically, the steeper U.S. Treasury yield curve resulted in improved yields for federal agency mortgage-backed securities and federal agency bonds. Once this occurred, management purchased more of those investments for our portfolio. This provided us with the opportunity to more profitably deploy a portion of the increased liquidity on our balance sheet into the securities portfolio as opposed to leaving the funds in low yielding federal funds sold. This redeployment of funds contributed to total securities growing between years. Management also continued to purchase taxable municipal and corporate securities to maintain a well-diversified portfolio.

The economic recovery had been evident in our lending activity as we continued to experience good loan production throughout 2021. Commercial loan pipelines returned to pre-COVID levels early in the year. The overall total loan portfolio volume stabilized during the second half of the year as additional loan growth was offset by a high level of early payoff activity, particularly during the fourth quarter. Also, PPP loans continued to decline as they completed the forgiveness process. Overall, when compared to the pre-pandemic year of 2019, total loan production was over $79 million, or 31.2%, higher in 2021. Although reduced from its peak in 2020, strong residential mortgage loan production continued throughout 2021. Residential mortgage loan production totaled $90.5 million in 2021 which declined by 36.5% from the production level of $142.5 million achieved in 2020. Despite the decline between years, this was the second highest level of residential mortgage loan production during the most recently completed eight-year period. The Company revised strategy in 2021 and retained a higher percentage of our residential mortgage loan production in the loan portfolio as opposed to selling into the secondary market. This strategic change allowed us to more profitably deploy a portion of the increased liquidity that we had on our balance sheet.

As stated previously, total loans continued to be significantly higher than historical levels and averaged $989 million for the full year of 2021, which was $65.5 million, or 7.1%, higher than the 2020 full year average. The growth experienced in our commercial real estate portfolio resulted in traditional loan fee income increasing by $465,000, or 41.9%, for the full year of 2021 when compared to the prior year. Total PPP loans averaged $23.4 million for the fourth quarter of 2021, decreasing by $41.4 million, or 63.9%, from the prior year’s fourth quarter average as we continued to work with our customers through the forgiveness process. The Company recorded a total of $2.3 million of processing fee income and interest income from PPP lending activity in 2021, which was $398,000, or 21.2%, higher than the 2020 level. Finally, on an end of period basis, excluding total PPP loans, the total loan portfolio grew by approximately $48.7 million, or 5.3%, since the end of the fourth quarter of 2020.

Similar to what was occurring across the banking industry, our liquidity position continued to be strong due to the significant influx of deposits. During the first quarter of 2021, the President signed into law another round of economic stimulus as part of the American Rescue Plan Act of 2021. The stimulus checks delivered to most Americans and the financial assistance provided to municipalities and school districts as part of the program contributed to total deposits increasing significantly. Our deposit balances were also positively impacted in the second quarter of 2021 by the Somerset County branch acquisition, which provided approximately $42 million of additional deposits. The challenges the increased liquidity presented were twofold. First, there was the uncertainty regarding the duration that these increased funds would remain on the balance sheet which would be determined by customer behavior as economic conditions changed. The second challenge was to profitably deploy the increased liquidity given the low yields on short-term investment products. As a result, short-term investment and commercial paper balances averaged $47.3 million for the full year of 2021, which remained high by historical standards. Late in the third quarter of 2021, the Company benefitted from utilizing a significant portion of our increased liquidity to allow a $33 million, high-cost, institutional deposit to mature. This resulted in total short-term investments declining to a more manageable level.

Total interest expense for the twelve months of 2021 decreased by $2.9 million, or 27.9%, when compared to 2020, due to lower levels of both deposit and Federal Home Loan Bank (FHLB) borrowings interest expense. Specifically, deposit interest expense in 2021 was lower by $2.8 million, or 37.0%, despite the previously mentioned increase in deposits that occurred between years. The deposit growth reflected new deposit inflows as well as the loyalty of the bank’s core deposit base. The previously mentioned late third quarter 2021 maturity of a $33 million institutional deposit that had an annual cost of 2.95% resulted in approximately $240,000 of interest expense savings during the fourth quarter. Additionally, management continued to effectively execute several deposit product pricing reductions to address the net interest margin challenges presented by the low interest rate environment. As a result, the Company experienced deposit cost relief. Specifically, our total deposit cost averaged 0.42% for the full year of 2021 compared to 0.74% in 2020, which represented a meaningful decrease of 32 basis points. Note that total deposit cost in the fourth quarter of 2021 averaged 0.31%. Total FHLB borrowings interest expense for the full year of 2021 was lower by $252,000, or 22.3%, compared to 2020. The strong liquidity position allowed the Company to paydown short-term and FHLB advances, which typically cost more than similar term deposit products. At December 31, 2021, total short-term and FHLB advances were $42.7 million, which was $47 million, or 52.4%, lower than the December 31, 2020 level.

The Company completed a private placement of $27 million in fixed-to-floating rate subordinated notes on August 26, 2021. The notes have a fixed annual interest rate of 3.75%, payable until September 1, 2026. From and including September 1, 2026, the interest rate will reset quarterly to the then-current three-month Secured Overnight Financing Rate (SOFR) plus 3.11%. The Company used approximately $20 million of the net proceeds to retire its existing subordinated debt and trust preferred securities that had a weighted average cost of 7.73%. This strategy favorably reduced fourth quarter 2021 interest expense by $147,000. The remainder of the proceeds were utilized for general corporate purposes, including the downstream of $3.5 million of capital to the bank which supported additional loan growth. Long-term debt interest expense was higher for the full year of 2021 when compared to 2020 because the Company was required to immediately write off the remaining portion of the unamortized issuance costs from both original debt instruments which generated $202,000 of additional borrowings interest expense in the third quarter of 2021. Therefore, in aggregate, when considering the reduced short-term and FHLB borrowings interest cost, total borrowings interest expense decreased by $101,000, or 3.5%, for the full year.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the years ended December 31, 2022, 2021, and 2020 was 13,000, 18,000, and 24,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

	YEAR ENDED DECEMBER 31,
	2022			2021			2020
		INTEREST			INTEREST			INTEREST
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$977,541	$41,497	4.25%	$988,761	$40,603	4.11%	$923,269	$40,652	4.40%
Short-term investments and bank deposits	23,213	209	0.90	46,977	58	0.12	19,955	100	0.50
Commercial paper	—	—	—	329	2	0.52	12,013	146	1.21
Investment securities:
Available for sale	185,710	5,610	3.02	159,458	4,543	2.85	145,788	4,591	3.15
Held to maturity	59,516	1,755	2.95	50,434	1,481	2.94	41,994	1,417	3.37
Total investment securities	245,226	7,365	3.00	209,892	6,024	2.87	187,782	6,008	3.20
TOTAL INTEREST EARNING ASSETS/ INTEREST INCOME	1,245,980	49,071	3.95	1,245,959	46,687	3.76	1,143,019	46,906	4.11
Non-interest earning assets:
Cash and due from banks	17,602			18,736			18,091
Premises and equipment	17,498			17,749			18,439
Other assets	77,194			77,806			70,867
Allowance for loan losses	(11,895)			(11,919)			(9,732)
TOTAL ASSETS	$1,346,379			$1,348,331			$1,240,684
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$227,838	$1,198	0.53%	$213,736	$248	0.12%	$175,088	$483	0.28%
Savings	137,845	135	0.10	126,050	173	0.14	104,442	148	0.14
Money market	289,674	2,008	0.69	297,844	673	0.23	234,771	1,031	0.44
Other time	285,760	3,083	1.08	305,251	3,712	1.22	345,228	5,972	1.73
Total interest bearing deposits	941,117	6,424	0.68	942,881	4,806	0.51	859,529	7,634	0.89
Federal funds purchased and other short-term borrowings	9,268	364	3.97	389	1	0.37	4,947	29	0.58
Advances from Federal Home Loan Bank	33,253	553	1.66	49,328	875	1.77	64,046	1,099	1.72
Guaranteed junior subordinated deferrable interest debentures	—	—	—	9,741	944	9.69	13,085	1,121	8.57
Subordinated debt	27,000	1,054	3.90	15,079	854	5.66	7,650	520	6.80
Lease liabilities	3,446	100	2.89	3,729	106	2.86	3,949	112	2.84
TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	1,014,084	8,495	0.84	1,021,147	7,586	0.75	953,206	10,515	1.10
Non-interest bearing liabilities:
Demand deposits	215,196			211,557			175,336
Other liabilities	8,113			6,446			10,340
Stockholders’ equity	108,986			109,181			101,802
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,346,379			$1,348,331			$1,240,684
Interest rate spread			3.11			3.01			3.01
Net interest income/net interest margin (non-GAAP)		40,576	3.27%		39,101	3.15%		36,391	3.19%
Tax-equivalent adjustment		(13)			(18)			(24)
Net interest income (GAAP)		$40,563			$39,083			$36,367

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

	2022 vs. 2021			2021 vs. 2020
	INCREASE (DECREASE)			INCREASE (DECREASE)
	DUE TO CHANGE IN:			DUE TO CHANGE IN:
	AVERAGE			AVERAGE
	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL

	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$(468)	$1,362	$894	$2,750	$(2,799)	$(49)
Short-term investments and bank deposits	(42)	193	151	70	(112)	(42)
Commercial paper	(1)	(1)	(2)	(91)	(53)	(144)
Investment securities:
Available for sale	783	284	1,067	410	(458)	(48)
Held to maturity	269	5	274	260	(196)	64
Total investment securities	1,052	289	1,341	670	(654)	16
Total interest income	541	1,843	2,384	3,399	(3,618)	(219)
INTEREST PAID ON:
Interest bearing demand deposits	18	932	950	91	(326)	(235)
Savings deposits	16	(54)	(38)	25	—	25
Money market	(19)	1,354	1,335	226	(584)	(358)
Other time deposits	(225)	(404)	(629)	(637)	(1,623)	(2,260)
Federal funds purchased and other short-term borrowings	255	108	363	(20)	(8)	(28)
Advances from Federal Home Loan Bank	(270)	(52)	(322)	(256)	32	(224)
Guaranteed junior subordinated deferrable interest debentures	(472)	(472)	(944)	(311)	134	(177)
Subordinated debt	524	(324)	200	434	(100)	334
Lease liabilities	(7)	1	(6)	(7)	1	(6)
Total interest expense	(180)	1,089	909	(455)	(2,474)	(2,929)
Change in net interest income	$721	$754	$1,475	$3,854	$(1,144)	$2,710

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

Overall, the Company continues to maintain good asset quality. The continued successful ongoing problem credit resolution efforts of the Company is demonstrated as levels of non-accrual loans, non-performing assets, and loan delinquency are well below 1% of total loans. Overall, we believe that non-performing assets remain well controlled totaling $5.2 million, or 0.53% of total loans, at December 31, 2022 which is an increase from the December 31, 2021 total of $3.3 million, or 0.34% of total loans. The increase in non-performing assets, as well as non-accrual loans, reflects the partial charge-down and transfer of one commercial real estate loan relationship into non-accrual status while the borrower pursues the sale of the property. Total classified loans increased $6.8 million since the prior year-end and now total $23.8 million. The increase in classified loans is the result of the risk rating downgrade of a large commercial real estate loan as well as a commercial and industrial loan relationship which were partially offset by the payoff of a substandard credit and the previously mentioned partial charge-down of a substandard credit during 2022.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of December 31, 2022, the 25 largest credits represented 21.7% of total loans outstanding, which represents a decrease from December 31, 2021 when it was 22.3%.

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

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Loans and loans held for sale, net of unearned income:
Average for the year:
Commercial	$225,487	$275,795	$294,630
Commercial loans secured by non-owner occupied real estate	443,406	424,765	378,781
Real estate – residential mortgage	295,528	274,016	242,823
Consumer	14,218	15,796	17,131
Total loans and loans held for sale, net of unearned income	977,541	988,761	923,269
At December 31,	990,825	986,037	978,345
As a percent of average loans:
Net charge-offs (recoveries):
Commercial	0.04%	0.02%	0.04%
Commercial loans secured by non-owner occupied real estate	0.30	(0.01)	(0.01)
Real estate – residential mortgage	—	(0.01)	0.07
Consumer	1.88	0.46	0.44
Total loans and loans held for sale, net of unearned income	0.17	—	0.03
Provision (credit) for loan losses	0.01	0.11	0.26
Allowance, as a percent of each of the following:
Total loans, net of unearned income	1.08	1.26	1.16
Total accruing delinquent loans (past due 30 to 89 days)	170.63	195.68	206.12
Total non-accrual loans	208.16	373.10	453.80
Total non-performing assets	206.60	373.10	340.59
Allowance, as a multiple of net charge-offs	6.30x	263.79x	36.72x
Non-accrual loans, as a percentage of total loans, net of unearned income	0.52%	0.34%	0.26%

For 2022, the Company recorded a $50,000 provision expense for loan losses compared to a $1.1 million provision expense in 2021. The $1,050,000 favorable comparison for total provision expense for the full year of 2022 reflects improved credit quality for the overall portfolio due to several loan upgrades and increased payoff and paydown activity of criticized loans. As demonstrated historically, the Company continues its strategic conviction that a strong allowance for loan losses is needed, which has proven to be essential given the support provided to certain borrowers as they fully recover from the COVID-19 pandemic. Note that the Small Business Administration guarantees 100% of the PPP loans made to eligible borrowers which minimizes the level of credit risk associated with these loans. As a result, such loans are assigned a 0% risk weight for purposes of calculating the Bank’s risk-based capital ratios. Therefore, it was deemed appropriate to not allocate any portion of the loan loss reserve for the PPP loans.

Overall non-performing assets remain well controlled totaling $5.2 million, or 0.53% of total loans, on December 31, 2022. The Company experienced net loan charge-offs of $1.7 million, or 0.17% of total average loans, for the 2022 year and is higher than net loan charge-offs of $47,000, which equates to 0.00% of total average loans, for the full year of 2021. The higher level of net charge-offs in 2022 is primarily related to the partial charge-down and transfer of one non-owner occupied commercial real estate loan relationship into non-accrual status while the borrower pursues the sale of the property. In summary, the allowance for loan losses provided 207% coverage of non-performing assets, and 1.08% of total loans, on December 31, 2022, compared to 373% coverage of non-performing assets, and 1.26% of total loans, on December 31, 2021.

For 2021, the Company recorded a $1.1 million provision expense for loan losses compared to a $2.4 million provision expense in 2020. The lower 2021 provision reflected an improved credit quality outlook for the overall portfolio due to several loan upgrades as well as reduced criticized asset levels and delinquent loan balances demonstrating improvement during the year. This was reflective of the Company’s loan officers working effectively with our customers as the economy improved and as businesses returned to normal operations with limited restrictions. The Company continued to grow the allowance for loan losses given the portfolio growth achieved during 2021, specifically in the non-owner occupied commercial real estate and residential mortgage portfolios, which was dampened by a decline in the commercial portfolio. The need to fund the allowance for portfolio growth was somewhat eased by numerous upgrades, which occurred during 2021. The Company experienced low net loan charge-offs of $47,000, which equates to 0.00% of total loans, in 2021 and compared favorably to net loan charge-offs of  $309,000, or 0.03% of total loans, in 2020. Overall, non-performing assets totaled $3.3 million, or 0.34% of total loans, at December 31, 2021. In summary, the allowance for loan losses provided 373% coverage of non-performing assets, and 1.26% of total loans, at December 31, 2021, compared to 341% coverage of non-performing assets, and 1.16% of total loans, at December 31, 2020.

The following schedule sets forth the allocation of the ALL among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire ALL is available to absorb future loan losses in any loan category.

	AT DECEMBER 31,
	2022		2021		2020		2019		2018
		PERCENT		PERCENT		PERCENT		PERCENT		PERCENT
		OF LOANS		OF LOANS		OF LOANS		OF LOANS		OF LOANS
		IN EACH		IN EACH		IN EACH		IN EACH		IN EACH
		CATEGORY		CATEGORY		CATEGORY		CATEGORY		CATEGORY
		TO TOTAL		TO TOTAL		TO TOTAL		TO TOTAL		TO TOTAL
	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$2,653	23.1%	$3,071	25.5%	$3,472	31.4%	$3,951	30.1%	$3,057	29.0%
Commercial loans secured by non-owner occupied real estate	5,972	45.5	6,392	43.8	5,373	41.2	3,119	41.2	3,389	41.4
Real estate – residential mortgage	1,380	30.1	1,590	29.2	1,292	25.7	1,159	26.6	1,235	27.6
Consumer	85	1.3	113	1.5	115	1.7	126	2.1	127	2.0
Allocation to general risk	653	—	1,232	—	1,093	—	924	—	863	—
Total	$10,743	100.0%	$12,398	100.0%	$11,345	100.0%	$9,279	100.0%	$8,671	100.0%

Even though residential real estate mortgage loans comprise 30.1% of the Company’s total loan portfolio, only $1.4 million, or 12.8%, of the total ALL is allocated against this loan category. The residential real estate mortgage loan allocation is based upon the Company’s three-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by non-owner occupied real estate reflect the increased credit risk associated with those types of lending, the Company’s historical loss experience in these categories, and other qualitative factors.

Based on the Company’s current ALL methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the ALL is adequate at December 31, 2022 to cover losses within the Company’s loan portfolio.

NON-INTEREST INCOME.   Non-interest income for 2022 totaled $16.7 million, a decrease of $1.1 million, or 6.0%, from 2021. Factors contributing to this lower level of non-interest income in 2022 included:

●	a $456,000, or 68.7%, decrease in net gains on loans held for sale due to the lower level of residential mortgage loan production which reflects a reduced level of mortgage loan refinance activity because of the rapid escalation of interest rates since the beginning of 2022. Residential mortgage loan production through twelve months in 2022 totaled $24.8 million representing a $65.8 million, or 72.6%, reduction from the 2021 production level. The reduced level of mortgage loan production also caused mortgage related fees to decline by $243,000, or 67.9%;
●	a $366,000, or 3.1%, decline in wealth management fees due to the unfavorable impact of the declining equity markets as well as the unfavorable impact that the move in the bond market is having on wealth management asset values, both of which were partially offset by new customer business growth. The fair market value of wealth management assets declined since the fourth quarter of 2021 by $398.3 million, or 14.7%, and totaled $2.3 billion at December 31, 2022;

●	a $143,000, or 14.8%, increase in service charges on deposit accounts as consumers are more active this year, increasing their spending habits; and
●	the Company recognized an $84,000 gain on investment securities in 2021 as compared to this year when no such gain was recognized.

Non-interest income for 2021 totaled $17.8 million, an increase of $1.5 million, or 9.1%, from 2020. Factors contributing to this higher level of non-interest income in 2021 included:

●	a $1.8 million, or 17.4%, increase in wealth management fees as the entire wealth management group had performed exceptionally well through the pandemic, actively working for clients to increase the value of their holdings in the financial markets and adding new business. The fair market value of wealth management assets totaled $2.7 billion and increased from the early pandemic fair market value low point on March 31, 2020 by $728.7 million, or 36.7%;
●	an $859,000, or 56.4%, decrease in net gains on loans held for sale due to a lower level of mortgage loan refinance activity in 2021 and the Company’s revised strategy to retain a higher percentage of our residential mortgage loan production in the portfolio as opposed to selling into the secondary market. The Company had retained 79% of all residential mortgage loan originations into the loan portfolio in 2021 compared to 40% in 2020;
●	a $335,000, or 42.8%, increase in revenue from bank owned life insurance due to the receipt of $310,000 in death claims as well as 2021 income being positively impacted by a financial floor taking hold which caused increased earnings and a higher rate of return on certain policies;
●	a $291,000, or 12.7%, increase in other income primarily due to higher interchange fee income that resulted from increased usage of debit cards as the pandemic caused consumers to increase online purchases and many businesses to implement contactless services by not accepting cash due to health safety concerns. Also, service charges on deposit accounts increased by $62,000, or 6.9%, in 2021 as consumers became more active and increased their spending habits;
●	a $201,000, or 36.0%, decrease in mortgage related fees due to a lower level of residential mortgage loan production; and
●	the Company recognized an $84,000 gain on investment security sales in 2021 as compared to 2020 when no securities were sold.

NON-INTEREST EXPENSE.   The Company has demonstrated good expense control in this inflationary environment as non-interest expense for 2022 totaled $48.0 million and increased by $1.0 million, or 2.2%, from 2021. Factors contributing to the higher non-interest expense in 2022 included:

●	the Company was required to recognize a settlement charge in connection with its defined benefit pension plan in 2022, which is explained in Note 17, Employee Benefit Plans. The amount of the 2022 charge was $2.5 million which is $762,000, or 43.9%, higher than the $1.7 million settlement charge recognized in 2021;
●	a $645,000, or 2.3%, increase in salaries and employee benefits expense. Within total salaries and benefits expense, salaries cost increased by $1.4 million, or 7.8%, due to merit increases and a higher level of full-time equivalent employees as the Company has been able to fill certain open positions this year. Also, contributing to the higher salaries and employee benefits costs were additional increases to health care, payroll taxes and other employee benefits. Partially offsetting these higher costs within salaries and benefits expense was lower incentive compensation by $808,000, or 38.2%, due to the reduced level of loan production and no performance related executive incentive payments in 2022;
●	a $338,000, or 11.8%, increase in professional fees due primarily to higher legal costs within our wealth management group;
●	no additional costs related to the branch acquisition were recognized in 2022 after $389,000 was recognized in 2021;

●	a $279,000, or 7.6%, increase in data processing and IT expense resulted from additional costs from our core data provider and increased costs related to monitoring our computing and network environment;
●	a $263,000, or 10.0%, increase in net occupancy expense due to increased utilities cost along with maintenance and repair expense which was primarily related to the new branch office;
●	other expense was favorably impacted by a $243,000 credit for the unfunded commitment reserve after $117,000 of expense was recognized last year, resulting in a $360,000 favorable shift; and
●	a $140,000, or 21.4%, reduction in FDIC deposit insurance expense.

The Company anticipates that costs related to its ongoing proxy contest will impact the level of non-interest expense during 2023.

Non-interest expense for 2021 totaled $47.0 million, which represents a $2.5 million, or 5.7%, increase from 2020. Factors contributing to the higher non-interest expense in 2021 included:

●	a $1.1 million, or 19.8%, increase in other expense primarily due to the recognition of a $1.7 million settlement charge in connection with the Company’s defined benefit pension plan. Also, contributing to the higher level of other expense was the Company recognizing $117,000 of expense associated with the unfunded commitment reserve in 2021 which represented a $271,000 unfavorable shift from 2020;
●	a $457,000, or 1.7%, increase in salaries and employee benefits expense. Factors causing the increase included greater incentive compensation primarily due to commissions earned as a result of strong performance in the wealth management businesses and continued good residential mortgage and commercial loan production. Also, contributing to the higher salaries and employee benefits expense was increased health care costs which were partially offset by the Company’s basic salary expense declining due to fewer employees;
●	the Company recognized costs for the branch acquisition totaling $389,000 for 2021;
●	a $238,000, or 6.9%, increase in data processing and IT expense due to increased costs from our core data provider and increased software related expenses;
●	a $174,000, or 36.2%, increase in FDIC deposit insurance expense due to an increase in the asset assessment base and the benefit of the Small Bank Assessment Credit being fully utilized in the first quarter of 2020;
●	a $110,000, or 4.4%, increase in net occupancy expense primarily due to the additional costs related to the branch acquisition; and
●	a $46,000, or 6.4%, decrease in supplies, postage and freight expense as the majority of the personal protective equipment to protect our employees and customers during the pandemic were purchased in 2020.

INCOME TAX EXPENSE.   The Company recorded an income tax expense of  $1.8 million, or an effective tax rate of 19.1%, in 2022, compared to income tax expense of  $1.7 million, or a 19.4% effective tax rate, in 2021, and compared to income tax expense of  $1.2 million, or a 20.9% effective tax rate, in 2020. The higher effective tax rate in 2020 resulted from the write-off of a deferred tax asset related to the dissolution of the Company’s former small life insurance subsidiary. The Company’s deferred tax asset was $2.8 million at December 31, 2022 compared to a deferred tax liability of $934,000 at December 31, 2021, resulting primarily from the decrease in the fair value of the available for sale investment securities portfolio.

SEGMENT RESULTS.   The community banking segment reported a net income contribution of $12.4 million in 2022 which improved from the $12.1 million contribution in 2021 and also increased from the $10.1 million contribution in 2020. The improvement between years is due to a higher level of net interest income and a reduced loan loss provision which more than offset decreased non-interest income and an increased level of non-interest expense. Net interest income improved between years as the increase in total interest income more than offset the increase to total interest expense. Total loan interest income improved by $901,000, or 2.2%, and resulted from the favorable impact of higher total loan volumes and the higher interest rate environment which more than offset a $1.8 million, or 80.9%, reduction in PPP loan fee related income and a $550,000, or 34.9%, reduction in total loan charge income. This segment benefitted from the continued strong production of commercial real estate loans in 2022 and the residential real estate loan production that occurred throughout 2021, which resulted in the 2022 full year average balance for both of these loan categories exceeding the 2021 full year average by $32.1 million. This segment also benefitted from a greater level of production of home equity loans, as the 2022 full year average for this loan category exceeds the 2021 full year average by $6.2 million. Total interest income from CRE, residential mortgage, and home equity loans was $2.9 million higher in 2022 when compared to 2021. Deposit interest expense was higher by $1.6 million, or 33.7%, despite the full year average volume of total deposits remaining relatively consistent with the 2021 full year average. The increased deposit interest expense occurred due to the impact that the higher national interest rates had on deposit costs combined with increased market competition to retain and attract deposits. The rising national interest rates resulted in certain deposit products, particularly public funds, that are tied to a market index, repricing upward with the move in national interest rates and causing interest expense to increase. This segment did benefit from management’s decision to allow a high-cost institutional deposit to mature during 2021, which was indexed to the market, and replaced by the low cost deposits from the Somerset County branch acquisition (discussed previously in the MD&A). Overall, total deposit cost of 56 basis points in 2022 was 14 basis points higher than total deposit cost in 2021. The Company recorded a $50,000 provision expense for loan losses in 2022 compared to a $1,100,000 provision in 2021. This also was discussed previously in the Allowance and Provision for Loan Losses section within this document. Non-interest income was unfavorably impacted by by a reduced level of loan sale gain income by $456,000 due to the lower level of residential mortgage loan production in 2022, which also caused mortgage related fees to decline by $243,000. Overall, these unfavorable items more than offset the favorable impact of higher service charges on deposit accounts by $143,000. Non-interest expense in 2022 compares unfavorably to 2021 results due to higher total employee costs and occupance expense which more than offset lower FDIC insurance expense and miscellaneous expense. Total employee costs were unfavorably impacted by higher salaries and increased pension costs that were related to the higher settlement charge recognized on the defined benefit pension obligation in 2022. This is explained in Note 17. Both of these items more than offset reduced incentive compensation. Within miscellaneous expense, the Company had $389,000 of additional costs for the the branch acquisition in 2021 while there was very minimal costs in 2022. Also, the Company recognized a credit to the unfunded commitment reserve of $243,000 after $117,000 of expense was recognized last year, resulting in a $360,000 favorable shift.

The wealth management segment’s net income contribution was $2.2 million in 2022 compared to $2.9 million in 2021 and $2.0 million in 2020. The decrease reflects the unfavorable impact of the declining equity markets on wealth management fee income as well as the unfavorable impact that the move in the bond market is having on wealth management asset values. Both unfavorable items were partially offset by new customer business growth. Also contributing to the decline in 2022, were higher levels of legal fees, total employee costs and meals & travel related expenses for business development. Overall, the fair market value of wealth management assets declined since the end of 2021 by $398.3 million, or 14.7%, and totaled $2.3 billion at December 31, 2022.

The investment/parent segment reported a net loss of  $7.1 million in 2022, which was lower than the net loss of  $7.8 million in 2021 and $7.5 million in 2020. The reduced loss results from lower borrowings interest expense primarily due to the favorable impact of the 2021 subordinated debt offering which was used to replace higher cost debt. This transaction effectively lowered debt cost on long-term funds by nearly 4.0%, resulting in $744,000 of reduced interest expense on long term borrowings. The remaining portion of the favorable variance in borrowings interest expense between years is due to reduced interest expense from Federal Home Loan Bank (FHLB) borrowings. Finally, and also contributing to the reduced loss in this segment, was an increase in interest income from the securities portfolio due to the higher average volume of total securities. The increase to the U.S. Treasury yield curve resulted in improved yields for federal agency mortgage-backed securities and federal agency bonds making purchases of these investments more attractive. Therefore, management was able to more profitably deploy a portion of the increased liquidity on our balance sheet into the securities portfolio.

BALANCE SHEET.   The Company’s total consolidated assets of  $1.364 billion at December 31, 2022 increased by $28.3 million, or 2.1%, from the $1.336 billion level at December 31, 2021. This change was related, primarily, to increased levels of investment securities, loans, and other assets which were partially offset by a decrease in cash and cash equivalents. Specifically, total investment securities increased $24.5 million, or 11.3%, as the increase in the U.S. Treasury yield curve resulted in a more favorable market for securities purchasing activity in 2022. The higher rates resulted in yields for new federal agency mortgage-backed securities and federal agency bonds improving and exceeding the overall average yield of the existing securities portfolio. As a result, management purchased more of these types of securities. The Company also continued to purchase corporate and taxable municipal securities to maintain a well-diversified portfolio. Loans, net of unearned fees, and loans held for sale modestly increased by $4.8 million, or 0.5%. Strong loan pipelines resulted in 2022 production more than offsetting a higher than typical level of payoff activity during the year as growth of commercial real estate and home equity loans along with a higher volume of residential mortgage loans more than offset a decrease in the level of commercial and industrial loans. Other assets increased $8.8 million, or 35.1%, as a result of an increase in the positive balance of the accrued pension liability, which totaled $21.3 million and $19.5 million as of December 31, 2022 and 2021, respectively. Due to the positive (debit) balance of the accrued pension liability, it was reclassified to other assets on the Consolidated Balance Sheets as of December 31, 2022 and 2021. The positive value of the accrued pension liability increased as a result of the $4.0 million contribution made in 2022 and the revaluation of the obligation due to the recognition of the settlement charge. In addition, the balance of other assets was impacted by a $5.8 million increase in the fair value of the interest rate swap agreements. These increases were partially offset by a decrease of $18.1 million, or 44.1%, in cash and cash equivalents. Due to a combination of increased investment in securities, loan growth, and total deposits modestly declining, cash and cash equivalents decreased throughout the year and are now at pre-pandemic levels. Despite this decline, the Company’s liquidity position remains strong.

Total deposits decreased by $30.8 million, or 2.7%, during 2022. Deposit volumes continue to reflect the favorable impact of government stimulus which provided support to many Americans and financial assistance to municipalities and school districts during the pandemic. However, the decrease reflects a portion of the funds from the government stimulus programs leaving the balance sheet and also reflects greater pricing competition in the market to retain deposits because of the increasing national interest rates. As of December 31, 2022, the 25 largest depositors represented 18.8% of total deposits and remained relatively unchanged from December 31, 2021 when it was 18.9%. Total borrowings have increased $65.5 million, or 90.0%, since year-end 2021. This change was driven by an increase in short-term borrowings which was partially offset by a decrease in FHLB term advances. Specifically, short-term borrowings totaled $88.6 million at December 31, 2022 compared to no short-term borrowings being outstanding at December 31, 2021. In addition, FHLB term advances decreased by $22.9 million, or 53.7%, and totaled $19.8 million at December 31, 2022. The current strong liquidity position has allowed the Company to let higher cost FHLB term advances mature and not be replaced. However, the Company does continue to utilize the FHLB term advances to help manage interest rate risk.

The Company’s total shareholders’ equity decreased by $10.4 million, or 8.9%, since year-end 2021. Capital was increased during 2022 by the Company’s $7.4 million of net income and the $316,000 positive impact on accumulated other comprehensive loss from the recording of the settlement charge in connection with the defined benefit pension plan and the revaluation of the pension obligation. More than offsetting these increases was the $2.0 million common stock cash dividend and the $16.3 million negative impact experienced due to the reduced market value of the available for sale investment securities portfolio. The Company returned approximately 26% of our 2022 earnings to our shareholders through the quarterly common stock cash dividend. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 13.87% and an asset leverage ratio of 8.52% at December 31, 2022. The Company’s book value per common share was $6.20, its tangible book value per common share was $5.40(1) and its tangible common equity to tangible assets ratio was 6.85%(1) at December 31, 2022. The decline in the Company’s book value and tangible book value per share in 2022 reflects a decrease in the fair value of the Company’s available for sale investment securities due to higher interest rates.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

LIQUIDITY.   The Company’s liquidity position continues to be strong. Deposit volumes remain at a high level by historical standards and continue to reflect the favorable impact of government stimulus which provided support to many Americans and financial assistance to municipalities and school districts during the pandemic. Deposit volumes have been positively impacted due to effective business development efforts as well as management’s ability to retain the significant influx of deposits that resulted from the government stimulus programs. Also, deposit levels were positively impacted in the second quarter of 2021 by the Somerset County branch acquisition which more than offset the third quarter 2021 maturity of the high cost, institutional deposit. In addition, the Company’s loyal core deposit base continues to prove to be a source of strength for the Company during periods of market volatility. Overall, total deposits continued to demonstrate stability during 2022 despite a modest decrease during the fourth quarter of 2022 reflecting the greater pricing competition in the market to retain deposits because of the increasing national interest rates. Total average deposits for the full year of 2022 were $1.9 million, or 0.2%, higher compared to the full year of 2021. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth when needed.

Due to a combination of increased investment in securities, loan growth and total deposits modestly declining in the fourth quarter of 2022, short-term investments decreased throughout 2022 and are now at pre-pandemic levels before government stimulus impacted the economy. The challenge remains as to the uncertainty regarding the duration that the existing government stimulus funds will remain on the balance sheet which will be determined by customer behavior as the economic conditions change. Diligent monitoring and management of our short-term investment position remains a priority. Continued loan growth and prudent investment in securities are critical to achieve the best return on the remaining liquid funds. On an end of period basis, at December 31, 2022, total interest bearing deposits and short-term investments decreased by $12.2 million since December 31, 2021. Given the increase to national interest rates experienced in 2022, a portion of the increased balance sheet liquidity was invested in additional securities to more profitably deploy these funds. Loan production during 2022 more than offset a higher than typical level of payoff activity causing total loans and loans held for sale to increase since the end of 2021 by $4.8 million. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 85.4% in the fourth quarter of 2022, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support our customers and our community during times of economic volatility. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents decreased by $18.1 million from December 31, 2021, to $22.9 million at December 31, 2022, due to $56.3 million of net cash used in investing activities which more than offset $32.9 million of net cash provided by financing activities and $5.2 million of net cash provided by operating activities. Within investing activities, cash advanced for new loans originated totaled $223.7 million and was $6.9 million higher than the $216.8 million of cash received from loan principal payments. Within financing activities, total short-term borrowings increased by $88.6 million, total FHLB borrowings decreased by $22.9 million and total deposits decreased by $30.7 million. Within operating activities, $9.4 million of mortgage loans held for sale were originated while $10.6 million of mortgage loans were sold into the secondary market.

The holding company had $9.6 million of cash, short-term investments, and investment securities at December 31, 2022, which represents a $300,000 increase from the holding company’s cash position since December 31, 2021. Dividend payments from our subsidiaries also provide ongoing cash to the holding company. At December 31, 2022, our subsidiary Bank had $14.4 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments, and its dividend payout level with respect to its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $23.0 million and $41.1 million at December 31, 2022 and December 31, 2021, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At December 31, 2022, the Company had $302 million of overnight borrowing availability at the FHLB, $41 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES.   The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.41%, the tier 1 capital ratio was 10.41%, and the total capital ratio was 13.87% at December 31, 2022. The Company’s tier 1 leverage ratio was 8.52% at December 31, 2022. We anticipate that we will maintain our strong capital ratios throughout 2023.

Capital generated from earnings will be utilized to pay the common stock cash dividend and will support controlled balance sheet growth. Our common dividend payout ratio for the full year 2022 was 26.7%. Total Parent Company cash was $9.6 million at December 31, 2022. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at

350% of regulatory capital at December 31, 2022. It should be noted that this ratio weakened slightly from 347% at December 31, 2021 due to growth in total non-owner occupied commercial real estate loans between years.

Our focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.03 per quarter. While the Company has frequently executed common stock buyback programs in the past, we presently do not have one in place due to the drop in our tangible common equity ratio to 6.85%(1) as a result of the decline in value of our AFS securities portfolio in 2022. At December 31, 2022, the Company had approximately 17.1 million common shares outstanding.

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

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

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

The following table presents a summary of the Company’s static GAP positions at December 31, 2022:

		OVER	OVER
		3 MONTHS	6 MONTHS
	3 MONTHS OR	THROUGH	THROUGH	OVER
INTEREST SENSITIVITY PERIOD	LESS	6 MONTHS	1 YEAR	1 YEAR	TOTAL

	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$275,555	$46,331	$98,507	$570,432	$990,825
Investment securities	28,427	5,721	13,454	193,784	241,386
Short-term assets	4,132	—	—	—	4,132
Regulatory stock	5,754	—	—	2,125	7,879
Bank owned life insurance	—	—	38,895	—	38,895
Total rate sensitive assets	$313,868	$52,052	$150,856	$766,341	$1,283,117
RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$—	$—	$—	$195,123	$195,123
Interest bearing demand deposits	79,611	730	1,461	154,944	236,746
Savings	730	730	1,460	132,876	135,796
Money market	82,930	7,099	14,199	150,640	254,868
Certificates of deposit	116,578	26,792	39,688	102,946	286,004
Total deposits	279,849	35,351	56,808	736,529	1,108,537
Borrowings	98,563	4,790	1,142	33,878	138,373
Total rate sensitive liabilities	$378,412	$40,141	$57,950	$770,407	$1,246,910
INTEREST SENSITIVITY GAP:
Interval	(64,544)	11,911	92,906	(4,066)	—
Cumulative	$(64,544)	$(52,633)	$40,273	$36,207	$36,207
Period GAP ratio	0.83X	1.30X	2.60X	0.99X
Cumulative GAP ratio	0.83	0.87	1.08	1.03
Ratio of cumulative GAP to total assets	(4.73)%	(3.86)%	2.95%	2.65%

When December 31, 2022 is compared to December 31, 2021, the Company’s cumulative GAP ratio through six months indicates that the Company’s balance sheet is liability sensitive, representing a shift from an asset sensitivity position at the end of 2021. The shift results from an increased level of short-term borrowings, which are immediately impacted by changes to national interest rates. The Comppany also experienced an increase balance of deposits that have an interest rate that is indexed to the market. Customers have shifted funds into money market type accounts in order to benefit from the rising interest rates in the economy. We continue to see loan customer preference for fixed rate loans given the expectation for additional futures national interest rate increases. The Company’s interest rate sensitivity position shifts from being liability to an asset sensitive position over six months and beyond as more of our loans begin to reprice. Finally, even though the balance of FHLB term advances at December 31, 2022 decreased $22.9 million, or 53.7%, from the prior year, the Company continues to utilize such advances to help manage our interest rate risk position.

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

	VARIABILITY OF	CHANGE IN
	NET INTEREST	MARKET VALUE OF
INTEREST RATE SCENARIO	INCOME	PORTFOLIO EQUITY
200 bp increase	(2.3)%	(3.8)%
100 bp increase	(1.2)	(1.1)
100 bp decrease	0.7	(2.7)
200 bp decrease	0.8	(10.1)

The Company believes that its overall interest rate risk position is well controlled. The variability of net interest income is negative in the upward rate shocks due to the increased short-term borrowings position and increased level of deposit balances that have rates indexed to market interest rates. This is partially offset by the Company’s shorter duration investment securities portfolio and the scheduled repricing of loans tied to an index, such as SOFR or prime. Also, the Company has effectively utilized interest rate swaps for interest rate risk management purposes. The interest rate swaps allow our customers to lock in fixed interest rates while the Company retains the benefit of interest rates moving with the market. Regarding interest bearing liabilities, management continues its disciplined approach to price its core term deposit accounts in a controlled but competitive manner. The variability of net interest income is positive in the downward rate scenarios as the Company has more exposure to short-term liabilities repricing downward to a greater extent than assets. As of December 31, 2022, the fed funds rate is at a targeted range of 4.25% to 4.50% as the Federal Reserve took action several times in 2022 to increase the rate a total of 425 basis points. Further, there is an expectation of additional short-term interest rate increases by the Federal Reserve during 2023. Subsequent to year-end, the Company executed a $50 million swap to fix the cost of certain deposits that are indexed and move with short-term interest rates. This transaction brought the Company’s variability of net interest income to a more neutral position. The market value of portfolio equity decreases in the upward rate shocks due to the fact that the improved value of the Company’s core deposit base was more than offset by the downward movement in the market value of the AFS investment securities portfolio and loans. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

Within the investment securities portfolio at December 31, 2022, 76.2% of the portfolio is classified as available for sale and 23.8% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are 426 securities that are temporarily impaired at December 31, 2022. The Company reviews its securities quarterly and has asserted that at December 31, 2022, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell a portion of newly originated fixed-rate 30-year mortgage loans into the secondary market (excluding construction and any jumbo loans). The Company sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year 2022, 41.8% of all residential mortgage loan production was sold into the secondary market.

The amount of loans outstanding by category as of December 31, 2022, which are due in (i) one year or less, (ii) more than one year through five years, (iii) more than five years through 15 years, and (iv) over 15 years, are shown in the following table.

		MORE	MORE
		THAN ONE	THAN FIVE
	ONE	YEAR	YEARS
	YEAR OR	THROUGH	THROUGH	OVER 15	TOTAL
	LESS	FIVE YEARS	15 YEARS	YEARS	LOANS

	(IN THOUSANDS, EXCEPT RATIOS)
Commercial and industrial	$30,392	$73,036	$19,872	$30,098	$153,398
Paycheck Protection Program (PPP)	—	22	—	—	22
Commercial loans secured by owner occupied real estate	5,313	8,196	60,867	782	75,158
Commercial loans secured by non-owner occupied real estate	33,512	129,958	277,381	9,893	450,744
Real estate – residential mortgage	10,934	44,060	136,496	106,540	298,030
Consumer	4,784	3,315	1,061	4,313	13,473
Total	$84,935	$258,587	$495,677	151,626	$990,825
Loans with fixed-rate	$27,218	$158,018	$217,288	70,172	$472,696
Loans with floating-rate	57,717	100,569	278,389	81,454	518,129
Total	$84,935	$258,587	$495,677	151,626	$990,825
Percent composition of maturity	8.6%	26.1%	50.0%	15.3%	100.0%
Fixed-rate loans as a percentage of total loans					47.7%
Floating-rate loans as a percentage of total loans					52.3%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

The following table presents the total loans due after one year that have predetermined (fixed) interest rates and floating interest rates as of December 31, 2022.

	FIXED-RATE	FLOATING-RATE
	LOANS	LOANS	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$90,306	$32,700	$123,006
Paycheck Protection Program (PPP)	22	—	22
Commercial loans secured by owner occupied real estate	3,416	66,429	69,845
Commercial loans secured by non-owner occupied real estate	119,957	297,275	417,232
Real estate – residential mortgage	227,567	59,529	287,096
Consumer	4,210	4,479	8,689
Total	$445,478	$460,412	$905,890

OFF BALANCE SHEET ARRANGEMENTS.   The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $227.6 million and standby letters of credit of  $9.0 million as of December 31, 2022. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2022, the Company had $130.9 million in the notional amount of interest rate swaps outstanding, with a fair value of $7.0 million. In addition, the Company entered into a risk participation agreement (RPA) with the lead bank of a commercial real estate loan arrangement. As a participating bank, the Company guarantees the performance on a borrower-related interest rate swap contract. The notional amount of the RPA outstanding at December 31, 2022 was $2.1 million, with a fair value of zero.

As of December 31, 2022 and 2021, municipal deposit letters of credit issued by the Federal Home Loan Bank of Pittsburgh on behalf of AmeriServ Financial Bank naming applicable municipalities as beneficiaries totaled $72.9 million and $62.2 million, respectively. The letters of credit serve as collateral, in place of pledged securities, for municipal deposits maintained at AmeriServ Financial Bank.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES. This document contains certain financial information determined by methods other than in accordance with generally accepted accounting policies in the United States (GAAP). These non-GAAP diclosures, which includes adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, and adjusted return on average equity, have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. These non-GAAP measures are used by management in their analysis of the Company’s performance or, management believes, facilitate an understanding of the Company’s performance. Management also believes that presenting non-GAAP financial measures provides additional information to facilitate comparison of the Company’s historical operating results and trends in the underlying operating results. Management considers quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Currently, the only adjustment included is for non-cash settlement charges in connection with the Company’s pension plan distributions.

	AT DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
Adjusted net income and ratios for pension settlement charge
Net income (A)	$7,448	$7,072	$4,598
Plus: Pension settlement charge (B)	2,498	1,736	—
Less: Related tax effect (C)	476	337	—
Net income, adjusted (D = A + B - C)	9,470	8,471	4,598

Return on average assets
Average assets (E)	$1,346,379	$1,348,331	$1,240,684
Return on average assets (= A / E)	0.55%	0.52%	0.37%
Return on average assets, adjusted (= D / E)	0.70	0.63	0.37

Return on average equity
Average equity (F)	$108,986	$109,181	$101,802
Return on average equity (= A / F)	6.83%	6.48%	4.52%
Return on average equity, adjusted (= D / F)	8.69	7.76	4.52

Earnings per common share (EPS)
Diluted average number of common shares outstanding (G)	17,146	17,114	17,063
Diluted EPS (= A / G)	$0.43	$0.41	$0.27
Diluted EPS, adjusted (= D / G)	0.55	0.49	0.27

The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at December 31, 2022 and 2021 (in thousands, except share and ratio data):

	AT DECEMBER 31,
	2022	2021
Total shareholders’ equity	$106,178	$116,549
Less: Intangible assets	13,739	13,769
Tangible common equity	92,439	102,780
Total assets	1,363,874	1,335,560
Less: Intangible assets	13,739	13,769
Tangible assets	1,350,135	1,321,791
Tangible common equity ratio (non-GAAP)	6.85%	7.78%
Total shares outstanding	17,117,617	17,081,500
Tangible book value per share (non-GAAP)	$5.40	$6.02

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

Commercial and commercial real estate loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan losses. Approximately $8.6 million, or 80%, of the total allowance for loan losses at December 31, 2022 has been allocated to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, levels of non-performing and troubled debt restructured (TDR) loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for loan losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2022, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Investment securities

BALANCE SHEET REFERENCE — Investment securities

INCOME STATEMENT REFERENCE — Net realized gains on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2022, the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by government agencies or government sponsored agencies and certain high quality corporate and taxable municipal securities. The Company believes the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; (xii) potential risks and uncertainties also include those relating to the duration of the COVID-19 outbreak and its variants, and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, including the distribution and effectiveness of COVID-19 vaccines; (xiii) expense and reputational impact on the Company as a result of its ongoing proxy contest, and (xiv) other external developments which could materially impact the Company’s operational and financial performance.

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. The Company’s primary credit risk occurs in the loan portfolio and to a lesser extent in the corporate and municipal portions of the investment portfolio. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses to control and manage credit risk. The Company’s investment policy and hedging policy strictly limit the amount of credit risk that may be assumed in the investment portfolio and through hedging activities.

For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Interest Rate Sensitivity.” The Company’s principal market risk exposure is to interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2022	2021

	(IN THOUSANDS,
	EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions	$18,830	$24,748
Interest bearing deposits	4,132	10,942
Short-term investments	—	5,411
Cash and cash equivalents	22,962	41,101
Investment securities:
Available for sale, at fair value	179,508	163,171
Held to maturity (fair value $55,192 on December 31, 2022 and $55,516 on December 31, 2021)	61,878	53,751
Loans held for sale	59	983
Loans	991,109	985,880
Less: Unearned income	343	826
Less: Allowance for loan losses	10,743	12,398
Net loans	980,023	972,656
Premises and equipment:
Operating lease right-of-use asset	630	667
Financing lease right-of-use asset	2,413	2,684
Other premises and equipment, net	14,460	14,082
Accrued interest income receivable	4,804	3,984
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	128	158
Bank owned life insurance	38,895	38,842
Net deferred tax asset	2,789	—
Federal Home Loan Bank stock	5,754	2,692
Federal Reserve Bank stock	2,125	2,125
Other assets	33,835	25,053
TOTAL ASSETS	$1,363,874	$1,335,560
LIABILITIES
Non-interest bearing deposits	$195,123	$211,106
Interest bearing deposits	913,414	928,272
Total deposits	1,108,537	1,139,378
Short-term borrowings	88,641	—
Advances from Federal Home Loan Bank	19,765	42,653
Operating lease liabilities	643	682
Financing lease liabilities	2,680	2,899
Subordinated debt	26,644	26,603
Total borrowed funds	138,373	72,837
Net deferred tax liability	—	934
Other liabilities	10,786	5,862
TOTAL LIABILITIES	1,257,696	1,219,011
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,746,436 shares issued and 17,117,617 shares outstanding on December 31, 2022; 26,710,319 shares issued and 17,081,500 shares outstanding on December 31, 2021	267	267
Treasury stock at cost, 9,628,819 shares on December 31, 2022 and December 31, 2021	(83,280)	(83,280)
Capital surplus	146,225	146,069
Retained earnings	65,486	60,005
Accumulated other comprehensive loss, net	(22,520)	(6,512)
TOTAL SHAREHOLDERS' EQUITY	106,178	116,549
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,363,874	$1,335,560

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans
Taxable	$41,413	$40,496	$40,518
Tax exempt	71	89	110
Interest bearing deposits	26	6	15
Short-term investments	183	54	231
Investment securities:
Available for sale	5,610	4,543	4,591
Held to maturity	1,755	1,481	1,417
Total Interest Income	49,058	46,669	46,882
INTEREST EXPENSE
Deposits	6,424	4,806	7,634
Short-term borrowings	364	1	29
Advances from Federal Home Loan Bank	553	875	1,099
Financing lease liabilities	100	106	112
Guaranteed junior subordinated deferrable interest debentures	—	944	1,121
Subordinated debt	1,054	854	520
Total Interest Expense	8,495	7,586	10,515
Net Interest Income	40,563	39,083	36,367
Provision for loan losses	50	1,100	2,375
Net Interest Income after Provision for Loan Losses	40,513	37,983	33,992
NON-INTEREST INCOME
Wealth management fees	11,620	11,986	10,212
Service charges on deposit accounts	1,108	965	903
Net gains on loans held for sale	208	664	1,523
Mortgage related fees	115	358	559
Net realized gains on investment securities	—	84	—
Bank owned life insurance	1,089	1,117	782
Other income	2,552	2,587	2,296
Total Non-Interest Income	16,692	17,761	16,275
NON-INTEREST EXPENSE
Salaries and employee benefits	28,492	27,847	27,390
Net occupancy expense	2,883	2,620	2,510
Equipment expense	1,636	1,582	1,559
Professional fees (1)	3,210	2,872	2,909
Data processing and IT expense (1)	3,945	3,666	3,428
Supplies, postage and freight	651	668	714
Miscellaneous taxes and insurance	1,373	1,236	1,143
Federal deposit insurance expense	515	655	481
Branch acquisition costs	—	389	—
Other expense (1)	5,299	5,435	4,321
Total Non-Interest Expense	48,004	46,970	44,455

PRETAX INCOME	9,201	8,774	5,812
Provision for income taxes	1,753	1,702	1,214
NET INCOME	$7,448	$7,072	$4,598

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
PER COMMON SHARE DATA:
Basic:
Net income	$0.44	$0.41	$0.27
Average number of shares outstanding	17,107	17,073	17,053
Diluted:
Net income	$0.43	$0.41	$0.27
Average number of shares outstanding	17,146	17,114	17,063
Cash dividends declared	$0.115	$0.100	$0.100

(1)	Certain comparative amounts for prior years have been reclassified to conform with current-year presentations. Such reclassifications did not affect net income or retained earnings.

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS)
COMPREHENSIVE (LOSS) INCOME
Net income	$7,448	$7,072	$4,598
Other comprehensive (loss) income
Pension obligation change for defined benefit plan	400	11,189	1,454
Income tax effect	(84)	(2,350)	(305)
Unrealized holding (losses) gains on available for sale securities arising during period	(20,664)	(2,642)	2,309
Income tax effect	4,340	555	(485)
Reclassification adjustment for net realized gains on available for sale securities included in net income	—	(84)	—
Income tax effect	—	18	—
Other comprehensive (loss) income	(16,008)	6,686	2,973
Comprehensive (loss) income	$(8,560)	$13,758	$7,571

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS)
COMMON STOCK
Balance at beginning of period	$267	$267	$267
New common shares issued for exercise of stock options (36,117, 21,356, and 38,235 shares in 2022, 2021, and 2020, respectively)	—	—	—
Balance at end of period	267	267	267
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,280)	(83,129)
Treasury stock purchased (35,962 shares in 2020)	—	—	(151)
Balance at end of period	(83,280)	(83,280)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	146,069	145,969	145,888
New common shares issued for exercise of stock options (36,117, 21,356, and 38,235 shares in 2022, 2021, and 2020, respectively)	106	57	78
Stock option expense	50	43	3
Balance at end of period	146,225	146,069	145,969
RETAINED EARNINGS
Balance at beginning of period	60,005	54,641	51,759
Net income	7,448	7,072	4,598
Cash dividend declared on common stock ($0.115, $0.100, and $0.100 per share in 2022, 2021, and 2020, respectively)	(1,967)	(1,708)	(1,716)
Balance at end of period	65,486	60,005	54,641
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(6,512)	(13,198)	(16,171)
Other comprehensive (loss) income	(16,008)	6,686	2,973
Balance at end of period	(22,520)	(6,512)	(13,198)
TOTAL SHAREHOLDERS’ EQUITY	$106,178	$116,549	$104,399

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2022	2021	2020

	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$7,448	$7,072	$4,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	50	1,100	2,375
Depreciation and amortization expense	2,066	2,016	1,996
Amortization expense of core deposit intangible	30	19	—
Amortization of fair value adjustment on acquired time deposits	(101)	(98)	—
Net amortization of investment securities	108	222	285
Net realized gains on investment securities — available for sale	—	(84)	—
Net amortization of deferred loan fees	(553)	(1,351)	(707)
Net gains on loans held for sale	(208)	(664)	(1,523)
Origination of mortgage loans held for sale	(9,421)	(13,806)	(87,140)
Sales of mortgage loans held for sale	10,553	19,737	87,281
(Increase) decrease in accrued interest receivable	(820)	1,084	(1,619)
Increase (decrease) in accrued interest payable	45	(490)	(525)
Earnings on bank-owned life insurance	(1,089)	(1,117)	(782)
Deferred income taxes	533	729	1,614
Stock compensation expense	50	43	3
Net change in operating leases	(84)	(94)	(89)
Other, net	(3,398)	(4,379)	(7,140)
Net cash provided by (used in) operating activities	5,209	9,939	(1,373)
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(58,207)	(61,578)	(36,519)
Purchase of investment securities — held to maturity	(11,104)	(16,272)	(9,359)
Proceeds from maturities of investment securities — available for sale	19,638	38,826	36,215
Proceeds from maturities of investment securities — held to maturity	2,918	6,665	4,985
Proceeds from sales of investment securities — available for sale	1,519	960	—
Purchase of regulatory stock	(11,143)	(1,799)	(9,979)
Proceeds from redemption of regulatory stock	8,081	3,928	9,143
Long-term loans originated	(223,704)	(313,125)	(301,210)
Principal collected on long-term loans	216,787	301,498	212,179
Purchases of premises and equipment	(2,080)	(1,241)	(1,325)
Proceeds from sale of other real estate owned and repossessed assets	14	8	63
Cash acquired in branch acquisition, net	—	40,431	—
Proceeds from life insurance policies	1,000	1,211	490
Net cash used in investing activities	(56,281)	(488)	(95,317)
FINANCING ACTIVITIES
Net (decrease) increase in deposit balances	(30,740)	42,124	94,407
Net increase (decrease) in other short-term borrowings	88,641	(24,702)	2,290
Principal borrowings on advances from Federal Home Loan Bank	—	2,000	36,050
Principal repayments on advances from Federal Home Loan Bank	(22,888)	(24,336)	(24,729)
Principal payments on financing lease liabilities	(219)	(210)	(203)
Redemption of guaranteed junior subordinated deferrable interest debentures	—	(12,018)	—
Subordinated debt issuance, net	—	26,589	—
Redemption of subordinated debt	—	(7,650)	—
Stock options exercised	106	57	78
Purchases of treasury stock	—	—	(151)
Common stock dividend paid	(1,967)	(1,708)	(1,716)
Net cash provided by financing activities	32,933	146	106,026
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,139)	9,597	9,336
CASH AND CASH EQUIVALENTS AT JANUARY 1	41,101	31,504	22,168
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$22,962	$41,101	$31,504

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

The AmeriServ Trust and Financial Services Company (the Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $2.3 billion that are not recognized on the Company’s Consolidated Balance Sheets at December 31, 2022.

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

INVESTMENT SECURITIES:

Securities are classified at the time of purchase as investment securities held to maturity if it is management’s intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company’s books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method. Alternatively, securities are classified as available for sale if it is management’s intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company’s asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation/depreciation excluded from income and credited/charged to accumulated other comprehensive income/loss within shareholders’ equity on a net of tax basis. Any securities classified as trading assets are reported at fair value with unrealized aggregate appreciation/depreciation included in income on a net of tax basis. The Company does not engage in trading activity.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease is the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease.

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2022, the Company had one short-term lease for an office location compared to no short-term leases as of December 31, 2021.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is charged-off against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses.

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

BANK-OWNED LIFE INSURANCE:

The Company has purchased life insurance policies on certain current and previous employees. These policies are recorded on the Consolidated Balance Sheets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in bank owned life insurance within non-interest income. Additionally, income is accrued on certain policies that have reached the minimum floor rate of return. This guaranteed portion of income is not added to the cash surrender value of the policy until the policy anniversary date and is reported in other assets on the Consolidated Balance Sheets.

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

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. Options to purchase 22,000, 22,000, and 139,759 shares of common stock were outstanding during 2022, 2021 and 2020, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options to purchase common stock outstanding were $4.00-$4.22, $4.00-$4.22, and $3.18-$4.22 during 2022, 2021 and 2020, respectively.

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net income	$7,448	$7,072	$4,598
Denominator:
Weighted average common shares outstanding (basic)	17,107	17,073	17,053
Effect of stock options	39	41	10
Weighted average common shares outstanding (diluted)	17,146	17,114	17,063
Earnings per common share:
Basic	$0.44	$0.41	$0.27
Diluted	0.43	0.41	0.27

STOCK-BASED COMPENSATION:

The Company uses the modified prospective method for accounting of stock-based compensation. The fair value of each option grant is estimated on the grant date using the Binomial or Black-Scholes option pricing model and the expense is recognized ratably over the service period. Forfeitures are recognized as they occur. See Note 19 for details on the assumptions used.

ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company presents the components of other comprehensive (loss) income in the Consolidated Statements of Comprehensive (Loss) Income. These components are comprised of the change in the defined benefit pension obligation and the unrealized holding gains (losses) on available for sale securities, net of any reclassification adjustments for realized gains and losses.

CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in both money market funds and commercial paper. The Company made $1.1 million in income tax payments in 2022; $200,000 in 2021; and $315,000 in 2020. The Company had non-cash

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transfers to other real estate owned (OREO) and repossessed assets in the amounts of $53,000 in 2022; $8,000 in 2021; and $40,000 in 2020. During 2022, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $45,000. During 2021, the Company did not enter into any new lease agreements. During 2020, the Company entered into two new financing leases, one related to office equipment and the other to a branch location, and recorded a right-of-use asset and lease liability of $149,000. The Company made total interest payments of $8,450,000 in 2022; $8,049,000 in 2021; and $11,040,000 in 2020.

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

The Company periodically enters into derivative instruments to meet the financing, interest rate and equity risk management needs of its customers or the Bank. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings in amounts that offset. These instruments and their offsetting positions are recorded in other assets and other liabilities on the Consolidated Balance Sheets.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, as a smaller reporting company, evaluated the impact that ASU 2016-13 will have on our consolidated financial statements. We worked with an industry leading third-party consultant and software provider to assist us in the implementation of ASU 2016-13. Our implementation plan included assessment and documentation of processes, internal controls and data sources; model development, documentation and validation, including loan segmentation procedures and analyzing the methodology options; and system configuration, among other things. The Company intends to adopt ASU 2016-13 effective January 1, 2023.

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

Our team, under the direction of senior management, has completed the initial data gap assessment, enhancement of existing data, finalized the loan segmentation selections, and analyzed the methodology options regarding the calculation of expected credit losses. After analyzing our data and the nature of our portfolio in relation to the CECL transition, the team agreed to utilize the static pool analysis (cohort) method. This methodology most closely aligns with the Company’s current methodology leveraged in our incurred loss model calculation. The Company’s current methodology will be adjusted to appropriately incorporate and comply with ASU 2016-13 and, thus, offers an effective and efficient path to CECL compliance.

The static pool analysis methodology captures loans that qualify for a segment (i.e. balance of a pool of loans with similar risk characteristics) as of a point in time to form a cohort, then tracks that cohort over their remaining lives to determine their loss behavior. The remaining lifetime loss rate is then applied to current loans that qualify for the same segmentation criteria to form a remaining life expectation on current loans. Based on a preliminary parallel calculation as of December 31, 2022, the Company believes that the adoption of ASU 2016-13 will not have a significant impact on our financial statements. The allowance of credit losses under the CECL methodology is estimated to be between $11.8 million and $12.2 million for our loan portfolio.

Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for held to maturity (HTM) debt securities. Based on the credit quality of the Company’s HTM debt securities portfolio, we do not expect the ACL to be significant and estimate it will be between $50,000 and $150,000.

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

3. REVENUE RECOGNITION

ASU 2014-09, Revenue from Contracts with Customers – Topic 606, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 77.6% of the total revenue of the Company.

Non-interest income within the scope of Topic 606 are as follows:

●	Wealth management fees – Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of December 31, 2022 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts — The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income — Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders which allows our customers to access their account electronically at ATMs and POS terminals. Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied it performance obligation.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2022, 2021, and 2020 (in thousands).

	AT DECEMBER 31,
	2022	2021	2020

Non-interest income:
In-scope of Topic 606
Wealth management fees	$11,620	$11,986	$10,212
Service charges on deposit accounts	1,108	965	903
Other	2,009	2,017	1,708
Non-interest income (in-scope of topic 606)	14,737	14,968	12,823
Non-interest income (out-of-scope of topic 606)	1,955	2,793	3,452
Total non-interest income	$16,692	$17,761	$16,275

4. CASH AND DUE FROM DEPOSITORY INSTITUTIONS

Cash and due from depository institutions totaled $18.8 million and $24.7 million as of December 31, 2022 and 2021, respectively. The Federal Reserve reduced reserve requirements to zero as of March 26, 2020.

5. INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	DECEMBER 31, 2022
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$11,797	$1	$(1,265)	$10,533
U.S. Agency mortgage-backed securities	102,631	64	(12,710)	89,985
Municipal	20,837	—	(1,799)	19,038
Corporate bonds	63,152	30	(3,230)	59,952
Total	$198,417	$95	$(19,004)	$179,508

Investment securities held to maturity:

	DECEMBER 31, 2022
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(432)	$2,068
U.S. Agency mortgage-backed securities	18,877	8	(2,212)	16,673
Municipal	33,993	2	(3,880)	30,115
Corporate bonds and other securities	6,508	—	(172)	6,336
Total	$61,878	$10	$(6,696)	$55,192

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

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2022, 52.5% of the portfolio was rated AAA as compared to 47.1% at December 31, 2021. Approximately 14.7% of the portfolio was rated below A or unrated on December 31, 2022 and 2021. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. agencies, that exceeded 10% of shareholders’ equity at December 31, 2022.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $134,002,000 at December 31, 2022 and $122,574,000 at December 31, 2021.

The Company realized $5,000 of gross investment security gains and $5,000 of gross investment security losses in 2022, realized $84,000 of gross investment security gains in 2021, and sold no investment securities during 2020. On a net basis, the realized gain for 2022 was zero and the realized gain for 2021 was $66,000 after factoring in tax expense of $18,000. Proceeds from sales of investment securities available for sale were $1.5 million for 2022 and $960,000 for 2021.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s consolidated investment securities portfolio had an effective duration of approximately 4.67 years. The weighted average expected maturity for available for sale securities at December 31, 2022 for U.S. agency, U.S. agency mortgage-backed, corporate bond, and municipal securities was 5.62, 6.99, 4.18, and 4.06 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2022 for U.S. agency, U.S. agency mortgage-backed, corporate bond/other securities, and municipal securities was 7.57, 7.39, 2.97, and 5.37 years, respectively. The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values as of December 31, 2022.

Investment securities available for sale:

	AT DECEMBER 31, 2022
					TOTAL
				U.S. AGENCY	INVESTMENT
				MORTGAGE-	SECURITIES
			CORPORATE	BACKED	AVAILABLE
	U. S. AGENCY	MUNICIPAL	BONDS	SECURITIES	FOR SALE

	(IN THOUSANDS)
COST BASIS
Within 1 year	$—	$1,065	$6,000	$—	$7,065
After 1 year but within 5 years	4,279	12,538	26,039	1,488	44,344
After 5 years but within 10 years	6,000	7,234	30,463	5,577	49,274
Over 10 years	1,518	—	650	95,566	97,734
Total	$11,797	$20,837	$63,152	$102,631	$198,417
FAIR VALUE
Within 1 year	$—	$1,045	$5,970	$—	$7,015
After 1 year but within 5 years	4,102	11,873	25,084	1,431	42,490
After 5 years but within 10 years	5,048	6,120	28,364	5,264	44,796
Over 10 years	1,383	—	534	83,290	85,207
Total	$10,533	$19,038	$59,952	$89,985	$179,508

Investment securities held to maturity:

	AT DECEMBER 31, 2022
					TOTAL
				U.S. AGENCY	INVESTMENT
			CORPORATE	MORTGAGE-	SECURITIES
			BONDS AND	BACKED	HELD TO
	U.S. AGENCY	MUNICIPAL	OTHER	SECURITIES	MATURITY

	(IN THOUSANDS)
COST BASIS
Within 1 year	$—	$425	$2,000	$—	$2,425
After 1 year but within 5 years	—	8,874	3,015	1,005	12,894
After 5 years but within 10 years	2,500	21,315	500	812	25,127
Over 10 years	—	3,379	993	17,060	21,432
Total	$2,500	$33,993	$6,508	$18,877	$61,878
FAIR VALUE
Within 1 year	$—	$419	$1,942	$—	$2,361
After 1 year but within 5 years	—	8,411	2,901	979	12,291
After 5 years but within 10 years	2,068	18,550	500	779	21,897
Over 10 years	—	2,735	993	14,915	18,643
Total	$2,068	$30,115	$6,336	$16,673	$55,192

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information concerning investments with unrealized losses as of December 31, 2022 (in thousands):

Total investment securities:

	DECEMBER 31, 2022
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$5,446	$(350)	$6,653	$(1,347)	$12,099	$(1,697)
U.S. Agency mortgage-backed securities	57,193	(4,018)	44,083	(10,904)	101,276	(14,922)
Municipal	37,175	(3,113)	11,475	(2,566)	48,650	(5,679)
Corporate bonds and other securities	39,549	(1,923)	16,721	(1,479)	56,270	(3,402)
Total	$139,363	$(9,404)	$78,932	$(16,296)	$218,295	$(25,700)

The following table presents information concerning investments with unrealized losses as of December 31, 2021 (in thousands):

Total investment securities:

	DECEMBER 31, 2021
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$7,419	$(81)	$—	$—	$7,419	$(81)
U.S. Agency mortgage-backed securities	45,422	(972)	6,691	(314)	52,113	(1,286)
Municipal	7,832	(128)	—	—	7,832	(128)
Corporate bonds and other securities	14,558	(92)	2,439	(61)	16,997	(153)
Total	$75,231	$(1,273)	$9,130	$(375)	$84,361	$(1,648)

The unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. There are 426 positions that are considered temporarily impaired at December 31, 2022. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

The interest rate environment and market yields can also have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of December 31, 2022, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.9% of the par value.

As of December 31, 2022, 2021, and 2020, the Company reported $502,000, $526,000, and $443,000, respectively, of equity securities within other assets on the Consolidated Balance Sheets. These equity securities are held within a nonqualified deferred compensation plan in which a select group of executives of the Company can participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan and

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

held within a rabbi trust. The assets of the rabbi trust are invested in various publicly listed mutual funds. The gain or loss on the equity securities (both realized and unrealized) is reported within other income on the Consolidated Statements of Operations. The realized loss on equity securities was $9,000 during 2022 while the realized gain on equity securities was $36,000 and $2,000 during 2021 and 2020, respectively. The unrealized loss was $13,000 in 2022 compared to an unrealized gain of $7,000 and $3,000 in 2021 and 2020, respectively. Additionally, the Company has recognized a deferred compensation liability, which is equal to the balance of the equity securities and is reported within other liabilities on the Consolidated Balance Sheets.

6. LOANS

The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2022	2021

	(IN THOUSANDS)
Commercial:
Commercial and industrial	$153,398	$134,182
Paycheck Protection Program (PPP)	22	17,311
Commercial loans secured by owner occupied real estate (1)	75,158	99,644
Commercial loans secured by non-owner occupied real estate (1)	450,744	430,825
Real estate − residential mortgage (1)	297,971	287,996
Consumer	13,473	15,096
Loans, net of unearned income	$990,766	$985,054
(1)	Real estate construction loans constituted 4.7% and 5.6% of the Company’s total loans, net of unearned income as of December 31, 2022 and 2021, respectively.

Loan balances at December 31, 2022 and 2021 are net of unearned income of $343,000 and $826,000, respectively. The unearned income balance at December 31, 2022 includes no unrecognized fee income from PPP loan originations compared to $386,000 at December 31, 2021. The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct loan exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2022 and 2021, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 250-mile radius of the Johnstown market.

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $587,000 and $601,000 at December 31, 2022 and 2021, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding our potential risk concentrations for commercial and commercial real estate loans by industry type at December 31, 2022 and 2021 (in thousands).

	DECEMBER 31, 2022
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$—	$—	$—	$7,690	$7,690
Multifamily/apartments/student housing	—	—	65	83,033	83,098
Office	44,959	—	7,428	23,775	76,162
Retail	6,478	—	17,072	147,601	171,151
Industrial/manufacturing/warehouse	82,540	—	11,016	77,640	171,196
Hotels	—	—	—	36,214	36,214
Eating and drinking places	276	22	4,575	1,354	6,227
Personal care	881	—	—	2,647	3,528
Amusement and recreation	66	—	3,223	3	3,292
Mixed use	—	—	4,268	51,222	55,490
Other	18,198	—	27,511	19,565	65,274
Total	$153,398	$22	$75,158	$450,744	$679,322

	DECEMBER 31, 2021
		Paycheck	Commercial loans	Commercial loans
	Commercial	Protection	secured by owner	secured by non-owner
	and industrial	Program	occupied real estate	occupied real estate	Total
1-4 unit residential	$1,246	$—	$96	$8,565	$9,907
Multifamily/apartments/student housing	—	—	245	73,912	74,157
Office	37,386	203	8,644	28,500	74,733
Retail	7,253	444	20,439	148,668	176,804
Industrial/manufacturing/warehouse	74,508	5,940	21,468	44,316	146,232
Hotels	154	1,764	—	42,425	44,343
Eating and drinking places	484	6,591	4,537	1,752	13,364
Personal care	1,197	173	—	4,315	5,685
Amusement and recreation	92	53	5,402	12	5,559
Mixed use	—	—	4,031	62,088	66,119
Other	11,862	2,143	34,782	16,272	65,059
Total	$134,182	$17,311	$99,644	$430,825	$681,962

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had 1 PPP loan outstanding totaling $22,000 and has recorded a total of $434,000 of processing fee income and interest income from PPP lending activity for the year ended. As of December 31, 2021, the Company had 114 PPP loans outstanding totaling $17.3 million and had recorded a total of $2.3 million of processing fee income and interest income from PPP lending activity for the year ended.

7. ALLOWANCE FOR LOAN LOSSES

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

The following table summarizes the rollforward of the allowance for loan losses by portfolio segment (in thousands).

	BALANCE AT	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2021	OFFS	RECOVERIES	(CREDIT)	DECEMBER 31, 2022

Commercial	$3,071	$(97)	$4	$(325)	$2,653
Commercial loans secured by non-owner occupied real estate	6,392	(1,390)	54	916	5,972
Real estate − residential mortgage	1,590	(28)	19	(201)	1,380
Consumer	113	(334)	67	239	85
Allocation for general risk	1,232	—	—	(579)	653
Total	$12,398	$(1,849)	$144	$50	$10,743

	BALANCE AT	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2020	OFFS	RECOVERIES	(CREDIT)	DECEMBER 31, 2021
Commercial	$3,472	$(146)	$89	$(344)	$3,071
Commercial loans secured by non-owner occupied real estate	5,373	—	51	968	6,392
Real estate − residential mortgage	1,292	(17)	49	266	1,590
Consumer	115	(131)	58	71	113
Allocation for general risk	1,093	—	—	139	1,232
Total	$11,345	$(294)	$247	$1,100	$12,398

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	BALANCE AT	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2019	OFFS	RECOVERIES	(CREDIT)	DECEMBER 31, 2020
Commercial	$3,951	$(111)	$4	$(372)	$3,472
Commercial loans secured by non-owner occupied real estate	3,119	—	44	2,210	5,373
Real estate − residential mortgage	1,159	(233)	62	304	1,292
Consumer	126	(143)	68	64	115
Allocation for general risk	924	—	—	169	1,093
Total	$9,279	$(487)	$178	$2,375	$11,345

The $325,000 allowance for loan losses credit recorded during the year ended December 31, 2022 within the commercial portfolio was due to a lower level of criticized assets and, to a lesser extent, portfolio contraction. A $916,000 allowance for loan losses provision was recorded for the non-owner occupied commercial real estate portfolio as a result of the partial charge-down and transfer of one loan relationship into non-accrual status during the third quarter of the year while the borrower pursues the sale of the property. Additionally, the non-owner occupied commercial real estate portfolio was impacted by the risk rating downgrade of another loan relationship as well as portfolio growth. It is further noted that the allocation for general risk eased due to improvement in the qualitative adjustment as the economy demonstrated improvement coming out of the pandemic during 2022.

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

The following tables summarize the loan portfolio and allowance for loan losses by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2022
		COMMERCIAL LOANS
		SECURED BY NON-	REAL ESTATE −
		OWNER OCCUPIED	RESIDENTIAL
Loans:	COMMERCIAL	REAL ESTATE	MORTGAGE	CONSUMER	TOTAL

	(IN THOUSANDS)
Individually evaluated for impairment	$1,989	$1,586	$—	$—	$3,575
Collectively evaluated for impairment	226,589	449,158	297,971	13,473	987,191
Total loans	$228,578	$450,744	$297,971	$13,473	$990,766

	AT DECEMBER 31, 2022
		COMMERCIAL LOANS			ALLOCATION
		SECURED BY NON-	REAL ESTATE −		FOR
Allowance		OWNER OCCUPIED	RESIDENTIAL		GENERAL
for loan losses:	COMMERCIAL	REAL ESTATE	MORTGAGE	CONSUMER	RISK	TOTAL

	(IN THOUSANDS)
Specific reserve allocation	$520	$3	$—	$—	$—	$523
General reserve allocation	2,133	5,969	1,380	85	653	10,220
Total allowance for loan losses	$2,653	$5,972	$1,380	$85	$653	$10,743

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

	AT DECEMBER 31, 2022
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$1,989	$520	$—	$1,989	$2,240
Commercial loans secured by non-owner occupied real estate	3	3	1,583	1,586	1,643
Total impaired loans	$1,992	$523	$1,583	$3,575	$3,883

	AT DECEMBER 31, 2021
			IMPAIRED
			LOANS WITH
	IMPAIRED LOANS WITH		NO SPECIFIC
	SPECIFIC ALLOWANCE		ALLOWANCE	TOTAL IMPAIRED LOANS
					UNPAID
	RECORDED	RELATED	RECORDED	RECORDED	PRINCIPAL
	INVESTMENT	ALLOWANCE	INVESTMENT	INVESTMENT	BALANCE

	(IN THOUSANDS)
Commercial	$2,165	$628	$—	$2,165	$2,260
Commercial loans secured by non-owner occupied real estate	5	5	—	5	27
Total impaired loans	$2,170	$633	$—	$2,170	$2,287

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS)
Average impaired balance:
Commercial	$2,062	$2,301	$839
Commercial loans secured by non-owner occupied real estate	805	7	8
Average investment in impaired loans	$2,867	$2,308	$847
Interest income recognized:
Commercial	$—	$15	$38
Commercial loans secured by non-owner occupied real estate	—	—	—
Interest income recognized on a cash basis on impaired loans	$—	$15	$38

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for 2022 required review of approximately 40% of the commercial loan portfolio.

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

	AT DECEMBER 31, 2022
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$148,361	$—	$5,037	$—	$153,398
Paycheck Protection Program (PPP)	22	—	—	—	22
Commercial loans secured by owner occupied real estate	74,187	—	971	—	75,158
Commercial loans secured by non-owner occupied real estate	423,486	11,015	16,240	3	450,744
Total	$646,056	$11,015	$22,248	$3	$679,322

	AT DECEMBER 31, 2021
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$125,079	$6,722	$738	$1,643	$134,182
Paycheck Protection Program (PPP)	17,311	—	—	—	17,311
Commercial loans secured by owner occupied real estate	98,271	297	1,076	—	99,644
Commercial loans secured by non-owner occupied real estate	399,104	19,322	12,394	5	430,825
Total	$639,765	$26,341	$14,208	$1,648	$681,962

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

	AT DECEMBER 31, 2022
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$296,401	$1,570	$297,971
Consumer	13,457	16	13,473
Total	$309,858	$1,586	$311,444

	AT DECEMBER 31, 2021
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Real estate – residential mortgage	$286,843	$1,153	$287,996
Consumer	15,096	—	15,096
Total	$301,939	$1,153	$303,092

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

	AT DECEMBER 31, 2022
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$152,314	$797	$287	$—	$1,084	$153,398	$—
Paycheck Protection Program (PPP)	22	—	—	—	—	22	—
Commercial loans secured by owner occupied real estate	74,960	198	—	—	198	75,158	—
Commercial loans secured by non-owner occupied real estate	446,809	3,935	—	—	3,935	450,744	—
Real estate – residential mortgage	295,790	489	422	1,270	2,181	297,971	—
Consumer	13,290	60	114	9	183	13,473	—
Total	$983,185	$5,479	$823	$1,279	$7,581	$990,766	$—

	AT DECEMBER 31, 2021
							90 DAYS
		30 – 59	60 – 89				PAST DUE
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL	AND STILL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS	ACCRUING

	(IN THOUSANDS)
Commercial and industrial	$133,918	$14	$250	$—	$264	$134,182	$—
Paycheck Protection Program (PPP)	17,311	—	—	—	—	17,311	—
Commercial loans secured by owner occupied real estate	99,454	—	190	—	190	99,644	—
Commercial loans secured by non-owner occupied real estate	428,790	2,035	—	—	2,035	430,825	—
Real estate – residential mortgage	283,178	2,449	1,240	1,129	4,818	287,996	—
Consumer	14,938	151	7	—	158	15,096	—
Total	$977,589	$4,649	$1,687	$1,129	$7,465	$985,054	$—

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information concerning non-performing assets including TDR:

	AT DECEMBER 31,
	2022	2021

	(IN THOUSANDS, EXCEPT
	PERCENTAGES)
Non-accrual loans:
Commercial and industrial	$1,989	$2,165
Commercial loans secured by non-owner occupied real estate	1,586	5
Real estate – residential mortgage	1,577	1,153
Consumer	9	—
Total	5,161	3,323

Other real estate owned and repossessed assets:
Real estate – residential mortgage	38	—
Consumer	1	—
Total	39	—
Total non-performing assets including TDR	$5,200	$3,323
Total non-performing assets as a percent of loans, net of unearned income, other real estate owned and repossessed assets	0.53%	0.34%

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

Any loan modification where the loan currently maintains a criticized or classified risk rating, i.e. Special Mention, Substandard or Doubtful, or where the loan will be assigned a criticized or classified rating after the modification is evaluated to determine the need for TDR classification. The specific ALL reserve for loans modified as TDR’s was $123,000 and $132,000 as of December 31, 2022 and 2021, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the loans modified as TDRs during the year ended December 31, 2022 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$452	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate
Commercial loans secured by non-owner occupied real estate	1	$1,583	Extension of maturity date with an interest only period at below market interest rate

The following table details the loan modified as a TDR during the year ended December 31, 2021 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$477	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate

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

There were no loans that were modified as TDRs in the previous 12 months and defaulted during the reporting periods ending December 31, 2022, 2021 or 2020, respectively

All TDRs are individually evaluated for impairment and a related allowance is recorded, as needed.

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. OREO and repossessed assets are recorded at the lower of (1) fair value minus estimated costs to sell or (2) carrying cost.

Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in other assets on the Consolidated Balance Sheets. As of December 31, 2022, a total of $38,000 of residential real estate foreclosed assets were included in other assets. As of December 31, 2021, there were no residential real estate foreclosed assets included in other assets. As of December 31, 2022, the Company had initiated formal foreclosure procedures on $258,000 of consumer residential mortgages.

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

In response to the COVID-19 pandemic, the Company remains committed to prudently working with and supporting our borrowers that have been hardest hit by the pandemic by granting them loan payment modifications. The following table presents information comparing loans which were subject to a loan modification related to COVID-19, as of December 31, 2022 and 2021. Note that the percentage of outstanding loans presented below was calculated based on loan totals excluding PPP loans. Management believes that this method more accurately reflects the concentration of COVID-19 related modifications within the loan portfolio.

	AT DECEMBER 31, 2022		AT DECEMBER 31, 2021
		% of Outstanding		% of Outstanding
	Balance	Non-PPP Loans	Balance	Non-PPP Loans
	(in thousands)		(in thousands)
CRE/Commercial	$199	0.03%	$7,488	1.08%
Home Equity/Consumer	—	—	57	0.06
Residential Mortgage	32	0.02	203	0.11
Total	$231	0.02	$7,748	0.80

The balance of loan modifications related to COVID-19 at December 31, 2022 represents a decrease of $7.5 million, or 97.0%, from the balance of loans modified for COVID-19 at December 31, 2021. In addition, this current level of borrowers requesting payment deferrals is down sharply from its peak level of approximately $200 million that occurred at June 30, 2020. As a result of these loan modifications, the Company has recorded $503,000 of accrued interest income that has not been received as of December 31, 2022.

Borrower requested modifications primarily consist of the deferral of principal and/or interest payments. The following table presents the composition of the types of payment relief that have been granted.

	AT DECEMBER 31, 2022		AT DECEMBER 31, 2021
	Number of Loans	Balance	Number of Loans	Balance
		(in thousands)		(in thousands)
Type of Payment Relief
Interest only payments	1	$199	6	$3,768
Complete payment deferrals	2	32	5	3,980
Total	3	$231	11	$7,748

Management continues to carefully monitor asset quality with a particular focus on customers that have requested payment deferrals during this difficult economic time. Deferral extension requests were considered based upon the customer’s needs and their impacted industry, borrower and guarantor capacity to service debt as well as issued regulatory guidance. At December 31, 2022, the COVID-19 related modification within the commercial real estate and commercial loan portfolios is to one borrower in the personal care industry. In order to properly monitor the increased credit risk associated with modified loans, the Asset Quality Task Force meets periodically to review these particular relationships, receiving input from the business lenders regarding their ongoing discussions with the borrowers.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2022	2021

	(IN THOUSANDS)
Land	$1,225	$1,225
Premises	30,079	28,944
Furniture and equipment	8,428	8,908
Leasehold improvements	1,202	1,174
Total at cost	40,934	40,251
Less: Accumulated depreciation and amortization	26,474	26,169
Premises and equipment, net	$14,460	$14,082

The Company recorded depreciation and amortization expense of $1.7 million for 2022, $1.7 million for 2021, and $1.6 million for 2020.

The Company utilizes a contract cleaner to provide janitorial services for several office locations. The contract cleaner is owned by a Director of the Company. The amount paid to this related party totaled $200,000, $241,000, and $232,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The following table presents the lease cost associated with both operating and financing leases for the years ended December 31, 2022, 2021, and 2020.

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS)
Lease cost
Financing lease cost:
Amortization of right-of-use asset	$271	$272	$271
Interest expense	100	106	112
Operating lease cost	106	116	116
Total lease cost	$477	$494	$499

The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2022 and 2021.

	AT DECEMBER 31,
	2022		2021
	OPERATING	FINANCING	OPERATING	FINANCING
Weighted-average remaining term (years)	10.0	15.1	11.0	15.5
Weighted-average discount rate	3.54%	3.62%	3.53%	3.56%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the undiscounted cash flows due related to operating and financing leases as of December 31, 2022 and 2021, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.

DECEMBER 31, 2022
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due in:
2023	$85	$309
2024	85	249
2025	75	248
2026	69	181
2027	69	181
Thereafter	382	2,397
Total undiscounted cash flows	765	3,565
Discount on cash flows	(122)	(885)
Total lease liabilities	$643	$2,680

DECEMBER 31, 2021
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due in:
2022	$98	$320
2023	69	309
2024	69	249
2025	69	248
2026	69	181
Thereafter	452	2,578
Total undiscounted cash flows	826	3,885
Discount on cash flows	(144)	(986)
Total lease liabilities	$682	$2,899

The Company leases approximately 1,049 square feet of office space within its headquarters building to a Director of the Company. The amount paid by this related party totaled $13,000 for the years ended December 31, 2022, 2021, and 2020 and is reported in net occupancy expense on the Consolidated Statements of Operations.

11. DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2022	2021

	(IN THOUSANDS)
Demand:
Non-interest bearing	$195,123	$211,106
Interest bearing	236,746	235,582
Savings	135,796	133,163
Money market	254,868	267,202
Certificates of deposit	286,004	292,325
Total deposits	$1,108,537	$1,139,378

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the balance of certificates of deposit as of December 31, 2022 maturing in the periods presented:

CERTIFICATES OF
YEAR:	DEPOSIT
(IN THOUSANDS)
2023	$166,109
2024	79,097
2025	14,550
2026	7,566
2027	7,044
2028 and after	11,638
Total	$286,004

The aggregate amount of certificates of deposit that exceed the FDIC insurance limit of $250,000 at December 31, 2022 and 2021 are $74.0 million and $66.7 million, respectively.

The amount of related party deposits totaled $3,135,000 and $3,499,000 at December 31, 2022 and 2021, respectively

12. SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2022
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS

	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$88,641
Maximum balance at any month end	—	88,641
Average balance during year	113	9,155
Average rate paid for the year	3.11%	3.93%
Interest rate on year-end balance	—	4.45

	AT DECEMBER 31, 2021
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS

	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$—
Maximum balance at any month end	—	4,077
Average balance during year	—	389
Average rate paid for the year	—%	0.37%
Interest rate on year-end balance	—	0.28

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13. ADVANCES FROM FEDERAL HOME LOAN BANK AND SUBORDINATED DEBT

Advances from the Federal Home Loan Bank (FHLB) consist of the following:

	AT DECEMBER 31, 2022
	WEIGHTED
	AVERAGE YIELD	BALANCE

MATURING	(IN THOUSANDS, EXCEPT RATES)
2023	1.59%	$15,568
2024	1.19	4,197
Total advances from FHLB	1.50	$19,765

	AT DECEMBER 31, 2021
	WEIGHTED
	AVERAGE YIELD	BALANCE

MATURING	(IN THOUSANDS, EXCEPT RATES)
2022	1.88%	$22,888
2023	1.59	15,568
2024	1.19	4,197
Total advances from FHLB	1.71	$42,653

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate and certain types of commercial and commercial real estate loans. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rates on the advances are fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage, commercial real estate, and commercial and industrial loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2022, the Company had immediately available $302 million of overnight borrowing capability at the FHLB, $41 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks.

Subordinated Debt:

On August 26, 2021, the Company completed a private placement of $27 million in fixed-to-floating rate subordinated notes to certain accredited investors. The notes mature September 1, 2031 and are non-callable for five years. The notes have a fixed annual interest rate of 3.75%, payable until September 1, 2026. From and including September 1, 2026, the interest rate will reset quarterly to the then-current three-month Secured Overnight Financing Rate (SOFR) plus 3.11%. The subordinated debt was structured to qualify as tier 2 capital under the Federal Reserve’s capital guidelines.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used approximately $20 million of the net proceeds to retire its existing subordinated debt and guaranteed junior subordinated deferrable interest debentures (trust preferred securities) on September 30, 2021. Specifically, the Company retired $12 million of 8.45% trust preferred securities which had been issued on April 28, 1998 and $7.7 million of 6.50% subordinated debt which had been issued on December 29, 2015. The remainder of the proceeds were utilized for general corporate purposes, including the downstream of $3.5 million as capital to the Bank in the third quarter of 2021. The net balance of subordinated debt as of December 31, 2022 and 2021 was $26.6 million.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of December 31, 2022 and 2021 by level within the fair value hierarchy (in thousands).

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$502	$502	$—	$—
Available for sale securities:
U.S. Agency	10,533	—	10,533	—
U.S. Agency mortgage-backed securities	89,985	—	89,985	—
Municipal	19,038	—	19,038	—
Corporate bonds	59,952	—	59,952	—
Interest rate swap asset (1)	6,992	—	6,992	—
Interest rate swap liability (2)	(6,872)	—	(6,872)	—
Risk participation agreement (2)	—	—	—	—

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2021 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$526	$526	$—	$—
Available for sale securities:
U.S. Agency	7,387	—	7,387	—
U.S. Agency mortgage-backed securities	80,167	—	80,167	—
Municipal	20,892	—	20,892	—
Corporate bonds	54,725	—	54,725	—
Interest rate swap asset (1)	1,226	—	1,226	—
Interest rate swap liability (2)	(1,226)	—	(1,226)	—
Risk participation agreement (2)	—	—	—	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At December 31, 2022, impaired loans evaluated using the collateral method with a carrying value of $1.6 million were reduced by a specific valuation allowance totaling $3,000 resulting in a net fair value of $1.6 million. At December 31, 2021, impaired loans evaluated using the collateral method with a carrying value of $5,000 were reduced by a specific valuation allowance totaling $5,000 resulting in a net fair value of zero.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$1,583	$—	$—	$1,583
Other real estate owned and repossessed assets	39	—	—	39

FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2021 USING
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$—	$—	$—	$—

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2022	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$1,583	Appraisal of	Appraisal	0% to 100% (0.2%)
		collateral (1)	adjustments (2)
Other real estate owned and repossessed assets	39	Appraisal of	Appraisal	52% (52%)
		collateral (1)	adjustments (2)
			Liquidation	10% to 39% (11%)
expenses

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2021	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$—	Appraisal of	Appraisal	100% (100%)
		collateral (1)	adjustments (2)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values based on US GAAP measurements and recorded carrying values at December 31, 2022 and 2021, for the remaining financial instruments not required to be reported at fair value were as follows:

	AT DECEMBER 31, 2022
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$61,878	$55,192	$—	$52,323	$2,869
Loans held for sale	59	57	57	—	—
Loans, net of allowance for loan loss and unearned income	980,023	938,188	—	—	938,188
FINANCIAL LIABILITIES:
Deposits with stated maturities	286,004	281,297	—	—	281,297
All other borrowings (1)	46,409	44,759	—	—	44,759

	AT DECEMBER 31, 2021
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$53,751	$55,516	$—	$52,523	$2,993
Loans held for sale	983	1,022	1,022	—	—
Loans, net of allowance for loan loss and unearned income	972,656	969,681	—	—	969,681
FINANCIAL LIABILITIES:
Deposits with stated maturities	292,325	294,280	—	—	294,280
All other borrowings (1)	69,256	69,506	—	—	69,506
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

16. INCOME TAXES

The expense for income taxes is summarized below and includes both federal and applicable state corporate income taxes:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS)
Current	$1,220	$973	$(400)
Deferred	533	729	1,614
Income tax expense	$1,753	$1,702	$1,214

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2022		2021		2020
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense based on federal statutory rate	$1,932	21.0%	$1,843	21.0%	$1,221	21.0%
Tax exempt income	(244)	(2.6)	(253)	(2.9)	(188)	(3.2)
Other	65	0.7	112	1.3	181	3.1
Total expense for income taxes	$1,753	19.1%	$1,702	19.4%	$1,214	20.9%

The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2022	2021

	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$2,256	$2,604
Unfunded commitment reserve	157	208
Unrealized investment security losses	3,971	—
Premises and equipment	955	743
Lease liabilities	698	752
Other	185	175
Total tax assets	8,222	4,482
DEFERRED TAX LIABILITIES:
Investment accretion	(107)	(51)
Unrealized investment security gains	—	(369)
Lease right-of-use assets	(639)	(704)
Accrued pension obligation	(4,494)	(4,098)
Other	(193)	(194)
Total tax liabilities	(5,433)	(5,416)
Net deferred tax asset (liability)	$2,789	$(934)

At December 31, 2022 and 2021, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize these assets.

The Company utilizes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company has no tax liability for uncertain tax positions. The Company’s federal and state income tax returns for taxable years through 2018 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. EMPLOYEE BENEFIT PLANS

PENSION PLAN:

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Effective January 1, 2013, the Company implemented a soft freeze of its defined benefit pension plan for non-union employees. A soft freeze means that all existing employees as of December 31, 2012 will remain in the defined benefit pension plan but any new non-union employees hired after January 1, 2013 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401(k) program. The Company implemented a similar soft freeze of its defined benefit pension plan for union employees effective January 1, 2014. The Company executed these changes to help reduce its pension costs in future years. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of the Company’s common stock valued at $1.9 million and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31.

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2022	2021

	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$50,287	$54,861
Service cost	1,419	1,708
Interest cost	1,462	894
Actuarial (gain) loss	(9,787)	273
Settlements	(7,541)	(6,516)
Benefits paid	(934)	(933)
Benefit obligation at end of year	34,906	50,287
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	70,432	58,447
Actual return on plan assets	(9,700)	11,434
Employer contributions	4,000	8,000
Settlements	(7,541)	(6,516)
Benefits paid	(934)	(933)
Fair value of plan assets at end of year	56,257	70,432
Funded status of the plan	$21,351	$20,145

	YEAR ENDED DECEMBER 31,
	2022	2021

	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$9,597	$9,319
Total	$9,597	$9,319

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEAR ENDED DECEMBER 31,
	2022	2021

	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$32,190	$46,319

The weighted-average assumptions used to determine benefit obligations at December 31, 2022 and 2021 were as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	5.45%	2.80%
Salary scale
Ages 30-34	5.00	2.50
Ages 35-44	4.00	2.50
Ages 45-54	3.00	2.50
Ages 55+	2.50	2.50

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,419	$1,708	$1,676
Interest cost	1,462	894	1,281
Expected return on plan assets	(4,193)	(4,008)	(3,241)
Amortization of net loss	1,330	2,421	2,453
Settlement charge	2,498	1,736	—
Net periodic pension cost	$2,516	$2,751	$2,169

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The Company recognized a settlement charge in connection with its defined benefit pension plan of $2.5 million and $1.7 million in 2022 and 2021, respectively. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year. The value of the lump sums continued to be elevated this year due to the lower interest rate levels late in 2021 when the lump sums were calculated. It is important to note that since the retired employees have chosen to take the lump sum payments, these individuals are no longer included in the pension plan. Therefore, we anticipate that the Company’s normal annual pension expense should be lower in the future. This was evident in 2022 as the basic amount of pension expense required to be recognized, excluding the impact of settlement charges, was $997,000, or 98.2%, lower for the full year of 2022 compared to basic pension expense for the full year of 2021.

Note that pension settlement charges are dependent upon the level of national interest rates from the previous year and the impact that interest rates have on lump sum distributions to those employees eligible to retire. Pension settlement charges are also dependent upon the choice of retiring employees to either take a lump sum distribution or receive future monthly annuity payments.

The accrued pension liability, which had a positive (debit) balance of $21.3 million and $19.5 million, was reclassified to other assets on the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively. The

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance of the accrued pension liability remained a positive value as a result of the Company’s contributions to the plan during the year and the revaluation of the obligation due to the recognition of the settlement charge.

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS
Net loss (gain)	$4,106	$(7,153)	$968
Recognized loss	(3,828)	(4,157)	(2,453)
Total recognized in other comprehensive loss before tax effect	$278	$(11,310)	$(1,485)
Total recognized in net benefit cost and other comprehensive loss before tax effect	$2,794	$(8,559)	$684

For the year ended December 31, 2022, actuarial gains in the projected benefit obligation were primarily the result of the increase in discount rate. Other sources of gain/loss such as plan experience, updated census data, and minor adjustments to actuarial assumptions, including updates to the retirement rates, form of payment election, salary scale, lump sum interest rates, and lump sum mortality tables, generated a combined gain of about 19% of expected year end obligations.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	2.81%	2.48%	3.20%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	2.50	2.50	2.50

The Company has assumed a 7.00% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 20 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 0% to 60% of plan assets.

PLAN ASSETS:

The plan’s measurement date is December 31, 2022. This plan’s asset allocation at December 31, 2022 and 2021, by asset category are as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021
ASSET CATEGORY:
Cash and cash equivalents	89.9%	0.1%
Domestic equities	7.1	12.1
Mutual funds/ETFs	—	84.1
International equities	—	0.3
Corporate bonds	3.0	3.4
Total	100.0%	100.0%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major categories of assets in the Company’s pension plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2022	2021

	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$50,553	$56
Domestic equities	4,026	8,488
Mutual funds/ETFs	—	59,306
International equities	—	199
Level 2:
Corporate bonds	1,678	2,383
Total fair value of plan assets	$56,257	$70,432

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

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects an equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree during normal market cycles. The pension plan’s allocation to equities is 0% to 60% while the allocation to fixed income can fall within the range of 0% to 100% of the plan assets. In addition, cash equivalents can range from 0% to 100% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2022, 3.3% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments. The plan’s investment manager temporarily shifted the majority of plan assets to cash in 2022 to protect the plan’s assets due to declines in both equities and bonds as a result of the higher interest rate environment.

CASH FLOWS:

The Company presently expects that the contribution to be made to the plan in 2023 will approximate $2.0 million. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid.

ESTIMATED FUTURE
YEAR:	BENEFIT PAYMENTS
(IN THOUSANDS)
2023	$3,422
2024	4,177
2025	3,934
2026	4,059
2027	3,534
Years 2028-2032	12,780

401(k) PLAN:

The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary contributions to their accounts which the Company will match one half on the first 2% of contribution up to a maximum of 1%. The Company also contributes 4% of salaries for union members who are in the plan. These contribution percentages apply to employees who are eligible to participate in our defined benefit pension plan.

Effective January 1, 2013, any new non-union employees receive a 4% non-elective contribution and these employees may elect to make voluntary contributions to their accounts which the Company will match one half on the first 6% of contribution up to a maximum of 3%. Effective January 1, 2014, any new union employees receive a 4% non-elective contribution and these employees may elect to make voluntary contributions to their accounts which the Company will match dollar for dollar up to a maximum of 4%. Contributions by the Company charged to operations were $808,000, $704,000 and $653,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The fair value of plan assets includes $425,000 pertaining to the value of the Company’s common stock that was held by the plan at December 31, 2022.

DEFERRED COMPENSATION PLAN:

The Company maintains a nonqualified deferred compensation plan in which a select group of executives are permitted to participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan. The Company has established a rabbi trust to provide funding for the benefits payable under our deferred compensation plan. As of December 31, 2022 and 2021, the Company reported a deferred compensation liability of $502,000 and $526,000, respectively, within other liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2022, the Company recognized deferred compensation plan income of $15,000 compared to $44,000 and $7,000 of deferred compensation plan expense for the years ended December 31, 2021 and 2020, respectively. The deferred compensation plan income/expense is reported within other expense on the Consolidated Statements of Operations. See Note 5 (Investment Securities) for additional disclosures related to the nonqualified deferred compensation plan and assets held within the rabbi trust.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2022, the Company had various outstanding commitments to extend credit approximating $227.6 million and standby letters of credit of $9.0 million, compared to commitments to extend credit of $216.6 million and standby letters of credit of $13.1 million at December 31, 2021.

Standby letters of credit had terms ranging from one to five years with annual extension options available. Standby letters of credit of approximately $5.6 million and $8.5 million were secured as of December 31, 2022 and 2021, respectively. The carrying amount of the liability for AmeriServ obligations related to unfunded commitments and standby letters of credit was $746,000 at December 31, 2022 and $989,000 at December 31, 2021.

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

19. STOCK COMPENSATION PLANS

The Company uses the modified prospective method for accounting for stock-based compensation and recognized $50,000 of compensation expense for the year 2022, $43,000 in 2021 and $3,000 in 2020.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s Equity Incentive Plan at December 31, 2022, 2021, and 2020, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31,
	2022		2021		2020
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE
Outstanding at beginning of year	369,047	$3.47	230,913	$3.14	296,648	$3.02
Granted	—	—	160,000	3.84	—	—
Exercised	(36,117)	2.96	(21,356)	2.68	(38,235)	2.06
Forfeited	(9,144)	3.62	(510)	3.23	(27,500)	3.30
Outstanding at end of year	323,786	3.52	369,047	3.47	230,913	3.14
Exercisable at end of year	223,784	3.38	206,713	3.18	224,580	3.11
Weighted average fair value of options granted in current year		$—		$1.78		$—

A total of 223,784 of the 323,786 options outstanding at December 31, 2022, are exercisable and have exercise prices between $2.96 and $4.22, with a weighted average exercise price of $3.38 and a weighted average remaining contractual life of 3.51 years. The remaining 100,002 options that are not yet exercisable have exercise prices between $3.83 and $3.84, with a weighted average exercise price of $3.84 and a weighted average remaining contractual life of 8.13 years. The fair value of each option grant is estimated on the date of grant using the Binomial or Black-Scholes option pricing model with the following assumptions used for grants in 2021. No stock options were granted during 2022 and 2020.

YEAR ENDED DECEMBER 31,
PRICING MODEL ASSUMPTION RANGES	2021
Risk-free interest rate	1.27 - 1.42%
Expected lives in years	10
Expected volatility	40.38 - 45.03%
Expected dividend rate	2.60 - 2.61%

The intrinsic value of stock options exercised was $47,000, $27,000, and $56,000 in 2022, 2021, and 2020, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the periods ending December 31, 2022, 2021, and 2020 (in thousands):

	YEAR ENDING DECEMBER 31, 2022			YEAR ENDED DECEMBER 31, 2021			YEAR ENDING DECEMBER 31, 2020
	Net			Net			Net
	Unrealized			Unrealized			Unrealized
	Gains and			Gains and			Gains and
	Losses on	Defined		Losses on	Defined		Losses on	Defined
	Investment	Benefit		Investment	Benefit		Investment	Benefit
	Securities	Pension		Securities	Pension		Securities	Pension
	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$1,386	$(7,898)	$(6,512)	$3,539	$(16,737)	$(13,198)	$1,715	$(17,886)	$(16,171)
Other comprehensive income (loss) before reclassifications	(16,324)	(2,708)	(19,032)	(2,087)	5,555	3,468	1,824	(789)	1,035
Amounts reclassified from accumulated other comprehensive loss	—	3,024	3,024	(66)	3,284	3,218	—	1,938	1,938
Net current period other comprehensive income (loss)	(16,324)	316	(16,008)	(2,153)	8,839	6,686	1,824	1,149	2,973
Ending balance	$(14,938)	$(7,582)	$(22,520)	$1,386	$(7,898)	$(6,512)	$3,539	$(16,737)	$(13,198)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the periods ending December 31, 2022, 2021, and 2020 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)

Details about accumulated other	YEAR ENDING	YEAR ENDING	YEAR ENDING	Affected line item in the
comprehensive loss components	DECEMBER 31, 2022	DECEMBER 31, 2021	DECEMBER 31, 2020	statement of operations
Realized gains on sale of securities
	$—	$(84)	$—	Net realized gains on investment securities
	—	18	—	Provision for income taxes
	$—	$(66)	$—
Amortization of estimated defined benefit pension plan loss(2)
	$3,828	$4,157	$2,453	Other expense
	(804)	(873)	(515)	Provision for income taxes
	$3,024	$3,284	$1,938
Total reclassifications for the period	$3,024	$3,218	$1,938
(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 17 for additional details).

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. INTANGIBLE ASSETS

The Company’s Consolidated Balance Sheets show both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangible). Goodwill has an indefinite life and is not amortized. Instead such intangible is evaluated for impairment at the reporting unit level at least annually, or more frequently if indicators of impairment are present. Any resulting impairment would be reflected as a non-interest expense. Based on this analysis, no impairment was recorded in 2022 or 2021. Of the Company’s goodwill of $13.6 million, $11.2 million is allocated to the community banking segment and $2.4 million relates to the WCCA acquisition which is included in the wealth management segment. The balance of the Company’s goodwill at December 31, 2022 and 2021 was $13.6 million. During 2021, the Company recorded $1.7 million of goodwill as a result of the Riverview Bank branch acquisition.

	YEAR ENDED DECEMBER 31,
	2022	2021

	(IN THOUSANDS)
GOODWILL
Balance at beginning of year	$13,611	$11,944
Goodwill acquired	—	1,667
Balance at end of year	$13,611	$13,611

Other identifiable intangible assets, such as core deposit intangible, are assigned useful lives, which are amortized on an accelerated basis over their useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the years ended December 31, 2022 and 2021, no such adjustments were recorded. During 2021, the Company recorded a core deposit intangible of $177,000 as a result of the Riverview Bank branch acquisition. As of December 31, 2022 and 2021, accumulated amortization on the core deposit intangible totaled $49,000 and $19,000, respectively.

	YEAR ENDED DECEMBER 31,
	2022	2021

	(IN THOUSANDS)
CORE DEPOSIT INTANGIBLE
Balance at beginning of year	$158	$—
Core deposit intangible acquired	—	177
Amortization	(30)	(19)
Balance at end of year	$128	$158

As of December 31, 2022, the estimated future amortization expense for the core deposit intangible associated with the Riverview branch acquisition is as follows (in thousands):

2023	$27
2024	24
2025	21
2026	17
2027	14
After five years	25
$128

22. DERIVATIVE HEDGING INSTRUMENTS

The Company can use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. The

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company can use derivative instruments, primarily interest rate swaps, to manage interest rate risk and match the rates on certain assets by hedging the fair value of certain fixed rate debt, which converts the debt to variable rates and by hedging the cash flow variability associated with certain variable rate debt by converting the debt to fixed rates.

Interest Rate Swap Agreements

To accommodate the needs of our customers and support the Company’s asset/liability positioning, we may enter into interest rate swap agreements with customers and a large financial institution that specializes in these types of transactions. These arrangements involve the exchange of interest payments based on the notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into offsetting fixed rate swaps with this large financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay the large financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. For the years ended December 31, 2022 and 2021, the Company received $8,000 and $191,000, respectively, in fees on the interest rate swap transactions, which are recognized as revenue when received.

These swaps are considered free-standing derivatives and are reported at fair value within other assets and other liabilities on the Consolidated Balance Sheets. Disclosures related to the fair value of the swap transactions can be found in Note 14.

The following table summarizes the interest rate swap transactions that impacted the Company’s 2022 and 2021 performance (in thousands, except percentages).

	DECEMBER 31, 2022
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$65,431	4.23%	Monthly	$21
Swap liabilities	N/A	(65,431)	(4.23)	Monthly	(21)
Net exposure		—	—		—

	DECEMBER 31, 2021
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$67,280	2.59%	Monthly	$(857)
Swap liabilities	N/A	(67,280)	(2.59)	Monthly	857
Net exposure		—	—		—

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPA can be found in Note 14. The notional amount of the risk participation agreement outstanding at December 31, 2022 and 2021 was $2.1 million and $2.5 million, respectively.

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at December 31, 2022 and 2021. None of the Company’s derivatives are designated as hedging instruments.

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

The contribution of the major business segments to the Consolidated Statements of Operations were as follows:

	YEAR ENDED DECEMBER 31, 2022
	COMMUNITY	WEALTH	INVESTMENT/
	BANKING	MANAGEMENT	PARENT	TOTAL

	(IN THOUSANDS)
Net interest income (expense)	$46,135	$65	$(5,637)	$40,563
Provision for loan loss	50	—	—	50
Non-interest income (loss)	5,174	11,620	(102)	16,692
Non-interest expense	36,216	8,834	2,954	48,004
Income (loss) before income taxes	15,043	2,851	(8,693)	9,201
Income tax expense (benefit)	2,638	688	(1,573)	1,753
Net income (loss)	$12,405	$2,163	$(7,120)	$7,448
Total assets	$1,114,923	$10,867	$238,084	$1,363,874

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEAR ENDED DECEMBER 31, 2021
	COMMUNITY	WEALTH	INVESTMENT/
	BANKING	MANAGEMENT	PARENT	TOTAL

	(IN THOUSANDS)
Net interest income (expense)	$45,934	$72	$(6,923)	$39,083
Provision for loan loss	1,100	—	—	1,100
Non-interest income	5,649	11,986	126	17,761
Non-interest expense	35,636	8,349	2,985	46,970
Income (loss) before income taxes	14,847	3,709	(9,782)	8,774
Income tax expense (benefit)	2,797	841	(1,936)	1,702
Net income (loss)	$12,050	$2,868	$(7,846)	$7,072
Total assets	$1,111,856	$10,822	$212,882	$1,335,560

	YEAR ENDED DECEMBER 31, 2020
	COMMUNITY	WEALTH	INVESTMENT/
	BANKING	MANAGEMENT	PARENT	TOTAL

	(IN THOUSANDS)
Net interest income (expense)	$42,862	$55	$(6,550)	$36,367
Provision for loan loss	2,375	—	—	2,375
Non-interest income	6,022	10,212	41	16,275
Non-interest expense	34,136	7,683	2,636	44,455
Income (loss) before income taxes	12,373	2,584	(9,145)	5,812
Income tax expense (benefit)	2,303	598	(1,687)	1,214
Net income (loss)	$10,070	$1,986	$(7,458)	$4,598
Total assets	$1,086,653	$10,471	$185,609	$1,282,733

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2022 and 2021 , the Company was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Company must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AT DECEMBER 31, 2022
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$153,092	13.87%	$136,767	12.44%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	114,959	10.41	125,278	11.39	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,959	10.41	125,278	11.39	6.00	8.00
Tier 1 Capital (To Average Assets)	114,959	8.52	125,278	9.39	4.00	5.00

	AT DECEMBER 31, 2021
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$149,177	14.04%	$133,881	12.66%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	109,292	10.29	120,656	11.41	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	109,292	10.29	120,656	11.41	6.00	8.00
Tier 1 Capital (To Average Assets)	109,292	8.17	120,656	9.12	4.00	5.00

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

BALANCE SHEETS

	AT DECEMBER 31,
	2022	2021

	(IN THOUSANDS)
ASSETS
Cash	$100	$100
Short-term investments	3,178	5,533
Cash and cash equivalents	3,278	5,633
Investment securities available for sale	6,334	3,692
Equity investment in banking subsidiary	117,432	127,874
Equity investment in non-banking subsidiaries	6,533	6,707
Other assets	1,008	866
TOTAL ASSETS	$134,585	$144,772
LIABILITIES
Subordinated debt	$26,644	$26,603
Other liabilities	1,763	1,620
TOTAL LIABILITIES	28,407	28,223
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	106,178	116,549
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,585	$144,772

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,566	$2,520	$2,708
Dividends from banking subsidiary	4,000	2,000	2,000
Dividends from non-banking subsidiaries	1,055	1,550	1,944
Interest, dividend and other income	146	115	106
TOTAL INCOME	7,767	6,185	6,758
EXPENSE
Interest expense	1,054	1,798	1,642
Salaries and employee benefits	2,811	2,871	2,667
Other expense	1,948	1,783	1,749
TOTAL EXPENSE	5,813	6,452	6,058
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	1,954	(267)	700
Benefit for income taxes	(652)	(802)	(681)
Equity in undistributed earnings of subsidiaries	4,842	6,537	3,217
NET INCOME	$7,448	$7,072	$4,598
COMPREHENSIVE (LOSS) INCOME	$(8,560)	$13,758	$7,571

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$7,448	$7,072	$4,598
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(4,842)	(6,537)	(3,217)
Stock compensation expense	50	43	3
Other – net	189	1,204	(133)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,845	1,782	1,251
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(3,994)	(1,008)	(1,254)
Proceeds from maturity and sales of investment securities – available for sale	655	991	1,246
Capital contribution to banking subsidiary	—	(3,500)	—
NET CASH USED IN INVESTING ACTIVITIES	(3,339)	(3,517)	(8)
FINANCING ACTIVITIES
Redemption of guaranteed junior subordinated deferrable interest debentures	—	(12,018)	—
Subordinated debt issuance, net	—	26,589	—
Redemption of subordinated debt	—	(7,650)	—
Stock options exercised	106	57	78
Purchases of treasury stock	—	—	(151)
Common stock dividends paid	(1,967)	(1,708)	(1,716)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,861)	5,270	(1,789)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,355)	3,535	(546)
CASH AND CASH EQUIVALENTS AT JANUARY 1	5,633	2,098	2,644
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$3,278	$5,633	$2,098

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. The subsidiary Bank had a combined $121,974,000 of restricted surplus and retained earnings at December 31, 2022. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2022 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$13,803	$12,700	$11,527	$11,028
Interest expense	3,660	2,171	1,403	1,261
Net interest income	10,143	10,529	10,124	9,767
Provision (credit) for loan losses	275	500	(325)	(400)
Net interest income after provision (credit) for loan losses	9,868	10,029	10,449	10,167
Non-interest income	3,893	4,326	4,138	4,335
Non-interest expense	12,688	11,727	12,110	11,479
Income before income taxes	1,073	2,628	2,477	3,023
Provision for income taxes	126	526	496	605
Net income	$947	$2,102	$1,981	$2,418
Basic earnings per common share	$0.06	$0.12	$0.12	$0.14
Diluted earnings per common share	0.06	0.12	0.12	0.14
Cash dividends declared per common share	0.030	0.030	0.030	0.025

	2021 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$11,690	$11,372	$11,838	$11,769
Interest expense	1,392	2,146	1,971	2,077
Net interest income	10,298	9,226	9,867	9,692
Provision for loan losses	250	350	100	400
Net interest income after provision for loan losses	10,048	8,876	9,767	9,292
Non-interest income	4,332	4,416	4,399	4,614
Non-interest expense	12,107	11,520	12,038	11,305
Income before income taxes	2,273	1,772	2,128	2,601
Provision for income taxes	421	341	420	520
Net income	$1,852	$1,431	$1,708	$2,081
Basic earnings per common share	$0.11	$0.08	$0.10	$0.12
Diluted earnings per common share	0.11	0.08	0.10	0.12
Cash dividends declared per common share	0.025	0.025	0.025	0.025

A

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

The Company has a $918,000 investment in a debt security with Signature Bank which was closed by the banking regulators on March 12, 2023. In a press release issued by the Federal Deposit Insurance Corporation (FDIC), it was disclosed that unsecured debt holders of the institution will not be protected, therefore, the Company expects to recognize a substantial loss on this investment in the first quarter of 2023. Management has reviewed the December 31, 2022 Form 10-K filed by Signature and determined that no circumstances existed to indicate that the debt security held by the Company was impaired as of year-end. Specifically, as of December 31, 2022, Signature had total assets of $110.4 billion, net income of $1.3 billion for the year ended, and demonstrated strong regulatory capital ratios.

On March 17, 2023, AmeriServ Financial Bank agreed to sell all 7,859 shares of the Class B common stock of Visa Inc. that the bank owned for a purchase price of $1.7 million. The shares had no carrying value on the Bank’s balance sheet and, as the Bank had no historical cost basis in the shares, the entire purchase will be realized as a pre-tax gain. The Company believes that this was an appropriate time to capture the gain on these shares due to the current volatility and future uncertainty in the financial markets. The transaction will have a positive impact on the Company's first quarter 2023 earnings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AmeriServ Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmeriServ Financial Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021; the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $990.8 million as of December 31, 2022, and the associated ALL was $10.7 million. As discussed in Notes 1, 6 and 7 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix and volumes, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

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

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, third-party macroeconomic data, and considered the existence of new and contrary information.  We also compared the ALL to the base range of historical losses to evaluate the level of reserves, including the reasonableness of qualitative adjustments.  Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, various internal risk metrics, and asset quality trends.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2007.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 27, 2023

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2022, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2022, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Reserve as safety and soundness laws and regulations.

Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2022.

/s/ JEFFREY A. STOPKO	/s/ MICHAEL D. LYNCH
Jeffrey A. Stopko	Michael D. Lynch
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

Johnstown, PA
March 27, 2023

STATEMENT OF MANAGEMENT RESPONSIBILITY

March 27, 2023

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As of December 31, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Management Report on Internal Control over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2022 is included in Item 8.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of shares remaining for issuance under the Company’s outstanding equity incentive plans as of December 31, 2022.

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	323,786	$3.52	600,000
Equity compensation plans not approved by security holders	—	—	—
Total	323,786	$3.52	600,000

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

PART IV

ITEM 15.   EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2022 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under SEC accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011.	Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011

3.2	Bylaws, as amended and restated effective April 2, 2020.	Exhibit 3.1 to the Current Report on Form 8-K filed on April 6, 2020

4.1	Description of Capital Stock	Attached

10.1	Employment Agreement, dated April 27, 2015, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2015

10.2	AmeriServ Financial, Inc. 2021 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 23, 2021

10.3	AmeriServ Financial, Inc. Deferred Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2014

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

10.4	Employment Agreement, dated February 19, 2016, between AmeriServ Financial, Inc. and Michael D. Lynch	Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2016

21.1	Subsidiaries of the Registrant.	Attached

23.1	Consent of Independent Registered Public Accounting Firm	Attached

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached

101

The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

Attached

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Attached

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

	By :	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President & CEO
Date: March 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2023:

/s/ Allan R. Dennison	Chairman	/s/ Michael D. Lynch	EVP & CFO
Allan R. Dennison	Director	Michael D. Lynch

/s/ Jeffrey A. Stopko	President & CEO	/s/ Margaret A. O’Malley	Director
Jeffrey A. Stopko	Director	Margaret A. O’Malley

/s/ J. Michael Adams, Jr.	Director	/s/ Daniel A. Onorato	Director
J. Michael Adams, Jr.		Daniel A. Onorato

/s/ Amy M. Bradley	Director	/s/ Mark E. Pasquerilla	Director
Amy M. Bradley		Mark E. Pasquerilla

/s/ Kim W. Kunkle	Director	/s/ Sara A. Sargent	Director
Kim W. Kunkle		Sara A. Sargent

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL BANK OFFICE LOCATIONS	AMERISERV LOAN PRODUCTION LOCATIONS

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

J. Michael Adams, Jr.

Managing Member of Mike Adams & Associates, LLC

Non-Executive Vice Chairman of the Board of all Subsidiaries

Amy M. Bradley

President & CEO, Cambria Regional Chamber of Commerce

Allan R. Dennison

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

Laura L. Fiore, CPA

Senior Vice President, Chief Auditor

Wendy M. Gressick

Senior Vice President, Chief Loan Review Officer

Anthony M. Gojmerac

Vice President, Purchasing & Facilities Officer

Jessica L. Johnson

Vice President, Manager of Regulatory Accounting

Tammie L. Slavick

Vice President, Financial & Profitability Analysis

Sharon M. Callihan

Corporate Secretary

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL BANK

Board of Directors	General Officers

J. Michael Adams, Jr.

Managing Member of Mike Adams & Associates, LLC

Non-Executive Vice Chairman of the Board of all Subsidiaries

Amy M. Bradley

President & CEO, Cambria Regional Chamber of Commerce

Allan R. Dennison

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

Mitchell D. Edwards

Senior Vice President, Area Executive, Wilkins Township

Russell B. Flynn

Senior Vice President, Retail Lending

Bettina D. Fochler

Senior Vice President, Chief Credit Officer

Kerri L. Mueller

Senior Vice President, Retail Banking

Michele M. Scanlan

Senior Vice President, Chief Human Resources Officer

Tara M. Shaffer

Senior Vice President, Area Executive, State College

Shana M. Stiles

Senior Vice President, BSA & Chief Compliance Officer

Charlene J. Tessari

Senior Vice President, Operations & Applications

Catherine M. Torok

Senior Vice President, Chief Information Officer

Scott Berardinelli

Vice President, Portfolio Manager

Thomas R. Boyd, Jr.

Vice President, Commercial Relationship Manager

Carie L. Braniff

Vice President, Corporate Security Officer

Angela M. Briggs

Vice President, Deposit Operations Manager

George T. Chaney II

Vice President, Commercial Relationship Manager

Lori L. Czekaj-Thompson

Vice President, Commercial Relationship Manager

Benjamin M. Danley

Vice President, Commercial Relationship Manager

Jason D. Eminhizer

Vice President, Commercial Relationship Manager

Kurt Fetzer

Vice President, Commercial Relationship Manager

Christine E. Fisher

Vice President, Business Services Officer

Stephen M. Gagan

Vice President, Manager of Technology

Anthony M. Gojmerac

Vice President, Purchasing & Facilities Officer

Chelsea M. Hartnett

Vice President, Manager Credit Analysis

Janet Isman

Vice President, Chief Information Security Officer

Nathan Kirk

Vice President, Consumer Underwriting Manager

Melissa A. Lohr

Vice President, Collections & Loan Administration

Randy S. McLaughlin

Vice President, Regional Sales Officer

Patrick Miles

Vice President, Commercial Relationship Manager

David J. O’Leary

Vice President, Residential Mortgage Lending

Heidi L. Rosenberger

Vice President, Retail Operations

Cynthia L. Stewart

Vice President, Mortgage Administrator

Anthony T. Weisenburger

Vice President, Commercial Relationship Manager

Michelle D. Wyandt

Vice President, Credit Specialist Project Manager

AMERISERV FINANCIAL, INC.

AMERISERV TRUST & FINANCIAL SERVICES COMPANY	WEST CHESTER CAPITAL ADVISORS
Board of Directors	Board of Directors

J. Michael Adams, Jr.

Managing Member of Mike Adams & Associates, LLC

Non-Executive Vice Chairman of the Board of all Subsidiaries

Richard W. Bloomingdale
Retired President, PA AFL-CIO

Allan R. Dennison
Non-Executive Chairman of the Board of all Subsidiaries

James T. Huerth
President & Chief Executive Officer, AmeriServ Trust & Financial Services Company

George B. Kaufman
Attorney-at-Law

Kim W. Kunkle
President & CEO,
Laurel Holdings, Inc.

Mark E. Miller
Retired VP of Facilities and Support Services, UPMC Somerset & President, Pine Grill, Inc.

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

Bettina D. Fochler
Senior Vice President, Chief Credit Officer

Michael P. Geiser
Senior Vice President, Trust Operations Manager

Christopher C. Sheedy
Senior Vice President, Director of Specialty Real Estate

Kathleen M. Wallace, CPA, CRPP
Senior Vice President, Chief Admin Officer

Timothy E. Walters
Senior Vice President, Diversified Services Wealth Advisor

Cortnie Beaver
Vice President, Retirement Services Manager

Mary Ann Brustle
Vice President, Risk Management & Trust Compliance Officer

Keashia R. Holtzman-Kishlock
Vice President, Trust Accounting Officer

James A. Hotchkiss
Vice President, Wealth Management Advisor

Mark F. Lumley

Vice President, Assistant Trust Operations Manager

Justin F. Maser
Vice President, Portfolio Manager

Scott D. Porterfield
Vice President, Wealth Management Advisor

Trust Company Office Locations

216 Franklin Street
AmeriServ Financial Bank Building
Johnstown, PA 15901-1911

140 South Main Street
Greensburg, PA 15601

J. Michael Adams, Jr.

Managing Member of Mike Adams & Associates, LLC

Non-Executive Vice Chairman of the Board of all Subsidiaries

Allan R. Dennison
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

Steven M. Krawick, AAMS, CMFC
President & Chief Executive Officer

Michael D. Lynch
Executive Vice President, Chief Financial Officer & Treasurer

Frank J. Lapinsky
Senior Vice President, Chief Administrative Officer & COO

Eric Ludy
Vice President, Portfolio Manager

Ron Shostek
Vice President, Portfolio Manager

Office Location

216 Franklin Street
AmeriServ Financial Bank Building
Johnstown, PA 15901-1911