Form 10-Q
period 2023-03-31
AMERISERV FINANCIAL INC /PA/
filed 2023-05-12
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2023
Common Stock, par value $0.01	17,147,270

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from depository institutions	$18,051	$18,830
Interest bearing deposits and short-term investments	4,116	4,132
Cash and cash equivalents	22,167	22,962
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $926 on March 31, 2023)	177,873	179,508
Held to maturity (fair value $54,957 on March 31, 2023 and $55,192 on December 31, 2022; allowance for credit losses $83 on March 31, 2023)	60,740	61,878
Loans held for sale	417	59
Loans	980,781	991,109
Less: Unearned income	321	343
Less: Allowance for credit losses	12,132	10,743
Net loans	968,328	980,023
Premises and equipment:
Operating lease right-of-use asset	614	630
Financing lease right-of-use asset	2,345	2,413
Other premises and equipment, net	14,394	14,460
Accrued interest income receivable	5,090	4,804
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	120	128
Bank owned life insurance	39,021	38,895
Net deferred tax asset	3,272	2,789
Federal Home Loan Bank stock	4,031	5,754
Federal Reserve Bank stock	2,125	2,125
Other assets	31,809	33,835
TOTAL ASSETS	$1,345,957	$1,363,874
LIABILITIES
Non-interest bearing deposits	$194,817	$195,123
Interest bearing deposits	936,972	913,414
Total deposits	1,131,789	1,108,537
Short-term borrowings	52,989	88,641
Advances from Federal Home Loan Bank	16,135	19,765
Operating lease liabilities	627	643
Financing lease liabilities	2,625	2,680
Subordinated debt	26,654	26,644
Total borrowed funds	99,030	138,373
Other liabilities	9,239	10,786
TOTAL LIABILITIES	1,240,058	1,257,696
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,776,089 shares issued and 17,147,270 shares outstanding on March 31, 2023; 26,746,436 shares issued and 17,117,617 shares outstanding on December 31, 2022	268	267
Treasury stock at cost, 9,628,819 shares on March 31, 2023 and December 31, 2022	(83,280)	(83,280)
Capital surplus	146,331	146,225
Retained earnings	65,306	65,486
Accumulated other comprehensive loss, net	(22,726)	(22,520)
TOTAL SHAREHOLDERS' EQUITY	105,899	106,178
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,345,957	$1,363,874

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
INTEREST INCOME
Interest and fees on loans	$12,276	$9,496
Interest bearing deposits and short-term investments	57	18
Investment securities:
Available for sale	1,770	1,123
Held to maturity	471	391
Total Interest Income	14,574	11,028
INTEREST EXPENSE
Deposits	4,189	796
Short-term borrowings	494	—
Advances from Federal Home Loan Bank	82	176
Financing lease liabilities	24	26
Subordinated debt	263	263
Total Interest Expense	5,052	1,261
Net Interest Income	9,522	9,767
Provision (credit) for credit losses	1,179	(400)
Net Interest Income after Provision (Credit) for Credit Losses	8,343	10,167
NON-INTEREST INCOME
Wealth management fees	2,738	3,165
Service charges on deposit accounts	266	272
Net gains on loans held for sale	26	95
Mortgage related fees	33	33
Gain on sale of Visa Class B shares	1,748	—
Bank owned life insurance	239	209
Other income	457	561
Total Non-Interest Income	5,507	4,335
NON-INTEREST EXPENSE
Salaries and employee benefits	7,175	7,405
Net occupancy expense	772	741
Equipment expense	415	397
Professional fees	1,308	630
Data processing and IT expense	1,078	953
Supplies, postage and freight	179	165
Miscellaneous taxes and insurance	339	323
Federal deposit insurance expense	125	145
Other expense	572	720
Total Non-Interest Expense	11,963	11,479

PRETAX INCOME	1,887	3,023
Provision for income taxes	372	605
NET INCOME	$1,515	$2,418
PER COMMON SHARE DATA:
Basic:
Net income	$0.09	$0.14
Average number of shares outstanding	17,131	17,094
Diluted:
Net income	$0.09	$0.14
Average number of shares outstanding	17,155	17,146

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
COMPREHENSIVE INCOME (LOSS)
Net income	$1,515	$2,418
Other comprehensive loss
Pension obligation change for defined benefit plan	—	1,163
Income tax effect	—	(244)
Unrealized holding gains (losses) on available for sale securities arising during period	568	(7,418)
Income tax effect	(119)	1,558
Fair value change for interest rate hedge	(829)	—
Income tax effect	174	—
Other comprehensive loss	(206)	(4,941)
Comprehensive income (loss)	$1,309	$(2,523)

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
COMMON STOCK
Balance at beginning of period	$267	$267
New common shares issued for exercise of stock options (29,653 and 27,584 shares for the three months ended March 31, 2023 and 2022, respectively)	1	—
Balance at end of period	268	267
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,280)
Treasury stock purchased	—	—
Balance at end of period	(83,280)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	146,225	146,069
New common shares issued for exercise of stock options (29,653 and 27,584 shares for the three months ended March 31, 2023 and 2022, respectively)	94	80
Stock option expense	12	13
Balance at end of period	146,331	146,162
RETAINED EARNINGS
Balance at beginning of period	65,486	60,005
Net income	1,515	2,418
Cash dividend declared on common stock ($0.030 and $0.025 per share for the three months ended March 31, 2023 and 2022, respectively)	(514)	(427)
Cumulative effect adjustment for adoption of ASU 2016-13	(1,181)	—
Balance at end of period	65,306	61,996
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(22,520)	(6,512)
Other comprehensive loss	(206)	(4,941)
Balance at end of period	(22,726)	(11,453)
TOTAL SHAREHOLDERS’ EQUITY	$105,899	$113,692

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$1,515	$2,418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	1,179	(400)
Depreciation and amortization expense	526	508
Amortization expense of core deposit intangible	8	8
Amortization of fair value adjustment on acquired time deposits	(14)	(37)
Net amortization of investment securities	2	41
Net amortization of deferred loan fees	(38)	(241)
Net gains on loans held for sale	(26)	(95)
Origination of mortgage loans held for sale	(1,932)	(3,844)
Sales of mortgage loans held for sale	1,600	4,602
Increase in accrued interest receivable	(286)	(400)
Increase (decrease) in accrued interest payable	184	(553)
Earnings on bank-owned life insurance	(239)	(209)
Deferred income taxes	348	589
Stock compensation expense	12	13
Net change in operating leases	(16)	(24)
Other, net	(1,033)	(567)
Net cash provided by operating activities	1,790	1,809
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(3,000)	(16,989)
Purchase of investment securities — held to maturity	(493)	(5,119)
Proceeds from maturities of investment securities — available for sale	4,295	7,847
Proceeds from maturities of investment securities — held to maturity	1,528	438
Purchase of regulatory stock	(4,203)	(15)
Proceeds from redemption of regulatory stock	5,926	207
Long-term loans originated	(41,545)	(43,853)
Principal collected on long-term loans	51,773	50,700
Purchases of premises and equipment	(376)	(372)
Proceeds from sale of other real estate owned and repossessed assets	1	—
Net cash provided by (used in) investing activities	13,906	(7,156)
FINANCING ACTIVITIES
Net increase in deposit balances	23,266	1,548
Net decrease in other short-term borrowings	(35,652)	—
Principal borrowings on advances from Federal Home Loan Bank	6,220	—
Principal repayments on advances from Federal Home Loan Bank	(9,850)	(4,790)
Principal payments on financing lease liabilities	(55)	(54)
Stock options exercised	94	80
Common stock dividend paid	(514)	(427)
Net cash used in financing activities	(16,491)	(3,643)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(795)	(8,990)
CASH AND CASH EQUIVALENTS AT JANUARY 1	22,962	41,101
CASH AND CASH EQUIVALENTS AT MARCH 31	$22,167	$32,111

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank) and AmeriServ Trust and Financial Services Company (the Trust Company). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.4 billion and $2.3 billion that are not reported on the Company’s Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, respectively.

In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, and marketing. Intercompany accounts and transactions have been eliminated in preparing the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles, or GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from these estimates and the differences may be material to the Consolidated Financial Statements. The Company’s most significant estimates relate to the allowance for credit losses (related to investment securities, loans, and unfunded commitments), intangible assets, income taxes, pension, derivatives (interest rate swaps/hedges), and the fair value of financial instruments.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

3.    Adoption of Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held to maturity (HTM) securities, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASU 2016-13 requires credit losses on available for sale (AFS) debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on January 1, 2023 for the Company. The results reported for periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The Company adopted ASU 2016-13, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans and held to maturity debt securities, as well as unfunded commitments. On January 1, 2023, the Company recorded a cumulative effect decrease to retained earnings of $1.2 million, net of tax, of which $951,000 related to loans, $90,000 related to held to maturity debt securities, and $140,000 related to unfunded commitments. In addition, the Company adopted the provisions of ASU 2016-13 related to presenting other-than-temporary impairment on available for sale debt securities on January 1, 2023, though no such charges were recorded on the securities held by the Company as of the date of adoption.

It should be noted that the Company expanded the pooling utilized under the legacy incurred loss method to include additional segmentation based on risk within the loan portfolio. The following table presents the impact of the change from the incurred loss model to the current expected credit loss model.

	January 1, 2023
	Pre-ASU 2016-13	Impact of ASU 2016-13 Adoption	As Reported Under ASU 2016-13

	(In Thousands)
Assets
Allowance for credit losses - held to maturity securities
Municipal	$—	$3	$3
Corporate bonds and other securities	—	111	111
Allowance for credit losses - held to maturity securities	$—	$114	$114

Loans, net of unearned income
Commercial real estate (owner occupied)	$75,158	$6,201	$81,359
Other commercial and industrial	153,420	(31)	153,389
Commercial real estate (non-owner occupied) - retail	—	148,901	148,901
Commercial real estate (non-owner occupied) - multi-family	—	106,423	106,423
Other commercial real estate (non-owner occupied)	450,744	(225,831)	224,913
Residential mortgages	297,971	(124,194)	173,777
Consumer	13,473	88,531	102,004
Loans, net of unearned income	$990,766	$—	$990,766

Allowance for credit losses - loans
Commercial real estate (owner occupied)	$—	$1,380	$1,380
Other commercial and industrial	—	2,908	2,908
Commercial real estate (non-owner occupied) - retail	—	1,432	1,432
Commercial real estate (non-owner occupied) - multi-family	—	1,226	1,226
Other commercial real estate (non-owner occupied)	5,972	(2,776)	3,196
Commercial (owner occupied real estate and other)	2,653	(2,653)	—
Residential mortgages	1,380	(355)	1,025
Consumer	85	695	780
Allocation for general risk	653	(653)	—
Allowance for credit losses - loans	$10,743	$1,204	$11,947

Liabilities
Allowance for credit losses - unfunded commitments	$746	$177	$923

In summary, the adoption of ASU 2016-13 necessitated a day one increase of $1.2 million be made to the allowance for credit losses on our loan portfolio and a $177,000 increase to the allowance for credit losses on unfunded commitments. Furthermore, based on the credit quality of the Company’s HTM debt securities portfolio, the day one allowance for credit losses on our HTM securities portfolio totaled only $114,000. Additional disclosures regarding the allowance for credit losses are included within Note 7 – Investment Securities, Note 9 – Allowance for Credit Losses – Loans, and Note 15 – Commitments and Contingent Liabilities.

In January 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures (ASU 2022-02), which eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, the Company determines whether a modification results in a new loan or continuation of an existing loan. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective homogenous loan pools. Additionally, the amendments of ASU 2022-02 require the Company to disclose current-period gross charge-offs by year of origination within the vintage disclosures. The vintage disclosures contain the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. This guidance was applied on a prospective basis.

4.    Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers – Topic 606, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 82.6% of the total revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of March 31, 2023 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts - The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income - Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders which allows our customers to access their account electronically at ATMs and POS terminals. Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied its performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-month period ending March 31, 2023 and 2022 (in thousands).

	Three months ended
	March 31,
	2023	2022
Non-interest income:
In-scope of Topic 606
Wealth management fees	$2,738	$3,165
Service charges on deposit accounts	266	272
Other	481	472
Non-interest income (in-scope of topic 606)	3,485	3,909
Non-interest income (out-of-scope of topic 606)	2,022	426
Total non-interest income	$5,507	$4,335

5.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three-month periods ending March 31, 2023 and 2022, options to purchase 22,000 common shares, with an exercise price of $4.00 to $4.22, and options to purchase 12,000 common shares, with an exercise price of $4.19 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

	Three months ended
	March 31,
	2023	2022

	(In thousands, except per share data)
Numerator:
Net income	$1,515	$2,418
Denominator:
Weighted average common shares outstanding (basic)	17,131	17,094
Effect of stock options	24	52
Weighted average common shares outstanding (diluted)	17,155	17,146
Earnings per common share:
Basic	$0.09	$0.14
Diluted	0.09	0.14

6.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made no income tax payments in the first three months of 2023 and 2022. The Company made total interest payments of $4,868,000 in the first three months of 2023 compared to $1,814,000 in the same 2022 period.

As a result of the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as of January 1, 2023, the Company had non-cash transactions associated with the day one adjustments necessary to record the adoption. Specifically, the adoption of this accounting standard necessitated that a day one increase of $1.2 million be made to the allowance for credit losses on our loan portfolio. Furthermore, ASU 2016-13 necessitated that the Company establish an allowance for expected credit losses for held to maturity (HTM) debt securities. Based upon the credit quality of the Company’s HTM debt securities portfolio, the day one allowance for credit losses on our HTM securities portfolio totaled $114,000. Finally, the adoption of CECL led to the recognition of a day one increase of $177,000 for the Company’s unfunded loan commitments.

7.    Investment Securities

Securities are classified at the time of purchase as investment securities held to maturity if it is management’s intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company’s books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method. Alternatively, securities are classified as available for sale if it is management’s intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company’s asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation/depreciation excluded from income and credited/charged to accumulated other comprehensive income (loss) within shareholders’ equity on a net of tax basis. Realized gains or losses on securities sold are computed upon the adjusted cost of the specific securities sold. Additionally, the Company holds equity securities which are comprised of mutual funds held within a rabbi trust for the executive deferred compensation plan. Such securities are reported at fair value within other assets on the Consolidated Balance Sheets. Unrealized holding gains and losses on equity securities are included in earnings.

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as taxable municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At March 31, 2023, the allowance for credit losses on the held to maturity securities portfolio totaled $83,000.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision (credit) for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $411,000 at March 31, 2023 and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status at March 31, 2023.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At March 31, 2023, the allowance for credit losses on the available for sale securities portfolio totaled $926,000.

The allowance for credit losses on available for sale debt securities is included within investment securities available for sale on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision (credit) for credit losses on the Consolidated Statements of Operations. Losses are charged against the allowance when the Company believes the collectability of an available for sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available for sale debt securities totaled $1.2 million at March 31, 2023 and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the Company had one available for sale debt security in non-accrual status at March 31, 2023 totaling $926,000 with an associated allowance for credit losses of $926,000.

Credit Losses on Investment Securities – Prior to adopting ASU 2016-13

The Company adopted ASU 2016-13 effective January 1, 2023. Financial statement amounts related to investment securities recorded as of December 31, 2022 and for the period ending March 31, 2022 are presented in accordance with the accounting policies described in the following paragraphs.

Available for sale and held to maturity securities are reviewed quarterly for possible other than temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the expectation for that security’s performance, the creditworthiness of the issuer, and the Company’s intent and ability to hold the security to recovery. The term other than temporary is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value are not necessarily favorable or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

Declines in the fair value of securities below their cost that are deemed to be other than temporary are separated into (a) the amount of the total other than temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other than temporary impairment related to all other factors. The amount of the total other than temporary impairment related to the credit loss is recognized in earnings. The amount of the total other than temporary impairment related to all other factors is recognized in other comprehensive income (loss).

At December 31, 2022, the Company believes the unrealized losses on certain securities within the investments portfolio are primarily a result of increases in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other than temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale (AFS):

	March 31, 2023
		GROSS	GROSS	ALLOWANCE
		UNREALIZED	UNREALIZED	FOR CREDIT	FAIR
	COST BASIS	GAINS	LOSSES	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$12,713	$1	$(1,158)	$—	$11,556
U.S. Agency mortgage-backed securities	100,428	80	(11,872)	—	88,636
Municipal	20,837	3	(1,503)	—	19,337
Corporate bonds	63,162	8	(3,900)	(926)	58,344
Total	$197,140	$92	$(18,433)	$(926)	$177,873

Investment securities held to maturity (HTM):

	March 31, 2023
		GROSS	GROSS		ALLOWANCE
		UNREALIZED	UNREALIZED	FAIR	FOR CREDIT
	COST BASIS	GAINS	LOSSES	VALUE	LOSSES

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(418)	$2,082	$—
U.S. Agency mortgage-backed securities	18,831	8	(2,036)	16,803	—
Municipal	33,983	1	(3,206)	30,778	3
Corporate bonds and other securities	5,426	—	(132)	5,294	80
Total	$60,740	$9	$(5,792)	$54,957	$83

Investment securities available for sale (AFS):

	December 31, 2022
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$11,797	$1	$(1,265)	$10,533
U.S. Agency mortgage-backed securities	102,631	64	(12,710)	89,985
Municipal	20,837	—	(1,799)	19,038
Corporate bonds	63,152	30	(3,230)	59,952
Total	$198,417	$95	$(19,004)	$179,508

Investment securities held to maturity (HTM):

	December 31, 2022
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(432)	$2,068
U.S. Agency mortgage-backed securities	18,877	8	(2,212)	16,673
Municipal	33,993	2	(3,880)	30,115
Corporate bonds and other securities	6,508	—	(172)	6,336
Total	$61,878	$10	$(6,696)	$55,192

The Company sold no AFS securities during the first quarter of 2023 and 2022.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $131,913,000 at March 31, 2023 and $134,002,000 at December 31, 2022.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of March 31, 2023, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.9% of the par value.

Contractual maturities of securities at March 31, 2023 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at March 31, 2023 is 54.6 months and is shorter than the duration at December 31, 2022 which was 56.0 months. The duration remains within our internally established guideline to not exceed 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	March 31, 2023
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$6,385	$6,328	$2,425	$2,386
After 1 year but within 5 years	48,222	46,066	12,381	11,889
After 5 years but within 10 years	47,646	42,248	25,687	22,853
Over 10 years	94,887	83,231	20,247	17,829
Total	$197,140	$177,873	$60,740	$54,957

The following table summarizes the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2023, aggregated by security type and length of time in a continuous loss position (in thousands):

	March 31, 2023
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$2,448	$(48)	$8,107	$(1,110)	$10,555	$(1,158)
U.S. Agency mortgage-backed securities	26,473	(1,161)	56,993	(10,711)	83,466	(11,872)
Municipal	3,358	(85)	15,216	(1,418)	18,574	(1,503)
Corporate bonds	26,749	(1,412)	26,586	(2,488)	53,335	(3,900)
Total	$59,028	$(2,706)	$106,902	$(15,727)	$165,930	$(18,433)

At March 31, 2023, within the available for sale debt securities portfolio, the Company had four U.S. Agency, 45 U.S. Agency mortgage-backed securities, 11 municipal, and 45 corporate bonds that have been in a gross unrealized loss position for less than 12 months with depreciation of 4.4% from its amortized cost basis. Additionally, at March 31, 2023, within the available for sale debit securities portfolio, the Company had ten U.S. Agency, 104 U.S. Agency mortgage-backed securities, 47 municipal, and 49 corporate bonds that have been in a gross unrealized loss position for greater than 12 months with depreciation of 12.8% from its amortized cost basis.

These unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, no provision for credit losses has been recorded for these securities. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

The Company recorded a $926,000 provision for credit losses on available for sale debt securities during the first quarter of 2023. The recognition of the loss resulted from a subordinated debt investment issued by Signature Bank which was closed by banking regulators on March 12, 2023. In a press release issued by the Federal Deposit Insurance Corporation (FDIC), it was disclosed that unsecured debt holders of the institution will not be protected. Management reviewed the Form 10-K for the year ended December 31, 2022 filed by Signature Bank, which was filed on March 1, 2023, and determined that no circumstances existed to indicate that the debt security held by the Company was impaired as of December 31, 2022. Specifically, as of December 31, 2022, Signature Bank had total assets of $110.4 billion, net income of $1.3 billion for the year then ended, and demonstrated strong regulatory capital ratios. As of March 31, 2023, the corporate security was placed in non-accrual status and approximately $17,000 of unpaid interest previously credited to income was reversed.

The following table presents the activity in the allowance for credit losses on held to maturity debt securities by major security type for the three months ended March 31, 2023 (in thousands).

	Three months ended March 31, 2023
	Balance at	Impact of Adopting	Charge-		Provision	Balance at
	December 31, 2022	ASU 2016-13	Offs	Recoveries	(Credit)	March 31, 2023
U.S. Agency	$—	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—	—
Municipal	—	3	—	—	—	3
Corporate bonds and other securities	—	111	—	—	(31)	80
Total	$—	$114	$—	$—	$(31)	$83

As stated previously, the Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the PD/LGD method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source.

Maintaining investment quality is a primary objective of the Company’s Investment Policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of “A.” The Company monitors the credit ratings of its debt securities on a quarterly basis. At March 31, 2023 and December 31, 2022, 52.5% of the total investment securities portfolio was rated “AAA”. Approximately 14.2% of the total investment securities portfolio was either rated below “A” or unrated at March 31, 2023 as compared to 14.7% at December 31, 2022.

Specifically, the following table summarizes the amortized cost of held to maturity debt securities at March 31, 2023, aggregated by credit quality indicator (in thousands).

	March 31, 2023
	Credit Rating
	AAA/AA/A	BBB/BB/B	Unrated	Total
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	18,831	—	—	18,831
Municipal	33,983	—	—	33,983
Corporate bonds and other securities	4,010	—	1,416	5,426
Total	$59,324	$—	$1,416	$60,740

The Company had no held to maturity debt securities in non-accrual status or past due 90 days still accruing interest at March 31, 2023. The underlying issuers continue to make timely principal and interest payments on the securities.

8.    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. Accrued interest receivable on loans totaled $3.5 million as of March 31, 2023 and December 31, 2022 which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan.

The segments of the Company’s loan portfolio are disaggregated into classes that allows management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio. The commercial loan segment includes both the owner occupied commercial real estate loan and the other commercial and industrial loan classes. The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans while the consumer loan segment consists primarily of home equity loans secured by residential real estate, installment loans, and overdraft lines of credit associated with customer deposit accounts.

The loan portfolio of the Company consists of the following (in thousands):

March 31, 2023
Commercial:
Commercial real estate (owner occupied) (1)	$77,805
Other commercial and industrial	150,438
Commercial real estate (non-owner occupied):
Retail (1)	154,454
Multi-family (1)	98,945
Other (1)	223,526
Residential mortgages	175,211
Consumer	100,081
Loans, net of unearned income	$980,460

December 31, 2022
Commercial:
Commercial and industrial	$153,398
Paycheck Protection Program (PPP)	22
Commercial real estate (owner occupied) (1)	75,158
Commercial real estate (non-owner occupied) (1)	450,744
Residential mortgages (1)	297,971
Consumer	13,473
Loans, net of unearned income	$990,766
(1)	Real estate construction loans constituted 3.2% and 4.7% of the Company’s total loans, net of unearned income as of March 31, 2023 and December 31, 2022, respectively.

Loan balances at March 31, 2023 and December 31, 2022 are net of unearned income of $321,000 and $343,000, respectively.

9. Allowance for Credit Losses – Loans

The allowance for credit losses (ACL) is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans.

Loans, or portions thereof, are charged-off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has aligned our segmentation to the quarterly Call Report. This allowed the Company to use not only our data, but also peer institutions to supplement loss observations in determining our qualitative adjustments. Some further sub-segmenting was performed on the commercial and industrial (C&I) and commercial real estate (CRE) portfolios based on collateral type. The Company has identified the following portfolio segments:

●	C&I and CRE Owner Occupied – Real Estate
●	C&I and CRE Owner Occupied – Other
●	CRE Non-Owner Occupied – Retail
●	CRE Non-Owner Occupied – Multi-Family
●	CRE Non-Owner Occupied – Other
●	Residential Mortgages
●	Consumer

The Company is utilizing the static pool analysis (cohort) method for our CECL model. The static pool analysis methodology captures loans that qualify for a segment (i.e. balance of a pool of loans with similar risk characteristics) as of a point in time to form a cohort, then tracks that cohort over their remaining lives to determine their loss behavior. The remaining lifetime loss rate is then applied to current loans that qualify for the same segmentation criteria to form a remaining life expectation on current loans. Once historical cohorts are established, the loans in each individual cohort are tracked over their remaining lives for loss and recovery events. Each cohort is evaluated individually and as a result, a loss may be counted in several different quarterly cohort periods, as long as the specific loan existed in the population of each of those cohort periods.

The following tables summarize the rollforward of the allowance for credit losses by loan portfolio segment for the three-month periods ending March 31, 2023 and 2022 (in thousands).

	Three months ended March 31, 2023
	Balance at	Impact of Adopting	Charge-		Provision	Balance at
	December 31, 2022	ASU 2016-13	Offs	Recoveries	(Credit)	March 31, 2023
Commercial real estate (owner occupied)	$—	$1,380	$—	$6	$(66)	$1,320
Other commercial and industrial	—	2,908	—	1	(36)	2,873
Commercial real estate (non-owner occupied) - retail	—	1,432	—	—	54	1,486
Commercial real estate (non-owner occupied) - multi-family	—	1,226	—	1	(81)	1,146
Other commercial real estate (non-owner occupied)	5,972	(2,776)	—	4	(3)	3,197
Commercial (owner occupied real estate and other)	2,653	(2,653)	—	—	—	—
Residential mortgages	1,380	(355)	—	2	5	1,032
Consumer	85	695	(139)	9	428	1,078
Allocation for general risk	653	(653)	—	—	—	—
Total	$10,743	$1,204	$(139)	$23	$301	$12,132

	Three months ended March 31, 2022
	Balance at	Charge-		Provision	Balance at
	December 31, 2021	Offs	Recoveries	(Credit)	March 31, 2022
Commercial	$3,071	$(72)	$—	$252	$3,251
Commercial real estate (non-owner occupied)	6,392	—	13	(475)	5,930
Residential mortgages	1,590	—	8	(133)	1,465
Consumer	113	(45)	20	11	99
Allocation for general risk	1,232	—	—	(55)	1,177
Total	$12,398	$(117)	$41	$(400)	$11,922

The Company recorded a $301,000 provision for credit losses in the first quarter of 2023 as compared to a $400,000 provision recovery recorded in the first quarter of 2022, representing a $701,000 unfavorable shift between years. The increased first quarter 2023 provision for credit losses in the loan portfolio was necessary due to risk rating, non-accrual, and charge-off activity. Specifically, an increased historical loss rate within the consumer loan pool resulted in a significant increase in the allocated allowance for credit losses despite contraction within the portfolio since the beginning of the year. Non-performing assets decreased from $5.2 million at December 31, 2022 to $4.6 million at March 31, 2023 primarily due to a decrease in non-accrual residential mortgage loans. Overall, non-performing assets remain well controlled at 0.47% of total loans. The Company experienced net loan charge-offs of $116,000, or 0.05% of total average loans, in the first quarter of 2023 which is only slightly higher than net charge-offs of $76,000, or 0.03% of total average loans, in first quarter of 2022. In summary, the allowance for credit losses on our loan portfolio provided 264% coverage of non-performing assets, and 1.24% of total loans, on March 31, 2023, compared to 207% coverage of non-performing assets, and 1.08% of total loans, on December 31, 2022.

Historical credit loss experience is the basis for the estimation of expected credit losses. The Company applies historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already captured in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on a blend of peer and Company data as well as management judgment. Including peer data addresses the Company’s lack of loss history in some pools of loans. For periods beyond our reasonable and supportable forecast period of two years, loss expectations revert to the long-run historical mean. The qualitative adjustments for current conditions are based upon the following factors:

●	changes in lending policies and procedures;
●	changes in economic conditions;
●	changes in the nature and volume of the portfolio;
●	staff experience;
●	changes in volume and severity of delinquency, non-performing loans, and classified loans;
●	changes in the quality of the Company’s loan review system;
●	trends in underlying collateral value;
●	concentration risk; and
●	external factors: competition, legal, regulatory.

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 67% of the first quarter of 2023 general reserve represented qualitative adjustment with 33% representing quantitative reserve.

In accordance with ASU 2016-13, the Company will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. In contrast to legacy accounting standards, this criterion is broader than the impairment concept and management may evaluate loans individually even when no specific expectation of collectability is in place. Loans will not be included in both collective and individual analysis. The individual analysis will establish a specific reserve for loans in scope. It should be noted that there is a review threshold of $150,000 or more for loans being subject to individual evaluation within the consumer and residential mortgage segments.

Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. The method is selected on a loan-by-loan basis, with management primarily utilizing either the discounted cash flows or the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance is made on a quarterly basis.

The need for an updated appraisal on collateral dependent loans is determined on a case-by-case basis. The useful life of an appraisal or evaluation will vary depending upon the circumstances of the property and the economic conditions in the marketplace. A new appraisal is not required if there is an existing appraisal which, along with other information, is sufficient to determine a reasonable value for the property and to support an appropriate and adequate allowance for credit losses. At a minimum, annual documented reevaluation of the property is completed by the Bank’s internal Collections and Assigned Risk Department to support the value of the property.

When reviewing an appraisal associated with an existing real estate collateral dependent transaction, the Bank’s Chief Credit Officer must determine if there have been material changes to the underlying assumptions in the appraisal which affect the original estimate of value. Some of the factors that could cause material changes to reported values include:

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

The value of the property is adjusted to appropriately reflect the above listed factors and the value is discounted to reflect the value impact of a forced or distressed sale, any outstanding senior liens, any outstanding unpaid real estate taxes, transfer taxes and closing costs that would occur with sale of the real estate. If the Chief Credit Officer determines that a reasonable value cannot be derived based on available information, a new appraisal is ordered. The determination of the need for a new appraisal, versus completion of a property valuation by the Bank’s Collections and Assigned Risk Department personnel, rests with the Chief Credit Officer and not the originating account officer.

The following tables summarize the loan portfolio and allowance for credit losses (in thousands).

	At March 31, 2023
	Commercial real estate (owner occupied)	Other commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$—	$1,971	$—	$—	$1,554	$—	$—	$3,525
Collectively evaluated	77,805	148,467	154,454	98,945	221,972	175,211	100,081	976,935
Total loans	$77,805	$150,438	$154,454	$98,945	$223,526	$175,211	$100,081	$980,460
Allowance for credit losses:
Specific reserve allocation	$—	$416	$—	$—	$3	$—	$—	$419
General reserve allocation	1,320	2,457	1,486	1,146	3,194	1,032	1,078	11,713
Total allowance for credit losses	$1,320	$2,873	$1,486	$1,146	$3,197	$1,032	$1,078	$12,132

	At December 31, 2022
		Commercial
		real estate	Residential		Allocation for
	Commercial	(non-owner occupied)	mortgages	Consumer	general risk	Total
Loans:
Individually evaluated	$1,989	$1,586	$—	$—		$3,575
Collectively evaluated	226,589	449,158	297,971	13,473		987,191
Total loans	$228,578	$450,744	$297,971	$13,473		$990,766
Allowance for credit losses:
Specific reserve allocation	$520	$3	$—	$—	$—	$523
General reserve allocation	2,133	5,969	1,380	85	653	10,220
Total allowance for credit losses	$2,653	$5,972	$1,380	$85	$653	$10,743

The following table presents the amortized cost basis of collateral-dependent loans by class of loans (in thousands).

Collateral Type
March 31, 2023	Real Estate
Commercial real estate (non-owner occupied):
Other	$1,554
Total	$1,554

Allowance for Loan Losses – Prior to adopting ASU 2016-13

Prior to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), the Company calculated our allowance for loan losses (ALL) using an incurred loss methodology. The following policy related to the ALL in prior periods.

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

The allowance consists of three elements: (1) an allowance established on specifically identified problem loans, (2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors, and (3) a general risk reserve which provides support for variance from our assessment of the qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the Company’s loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. The qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company’s management to establish allocations which accommodate each of the risk factors.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. Specifically, this methodology includes:

●	Review of all impaired commercial and commercial real estate loans to determine if any specific reserve allocations are required on an individual loan basis. In addition, consumer and residential mortgage loans with a balance of $150,000 or more are evaluated for impairment and specific reserve allocations are established, if applicable. All required specific reserve allocations are based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. For impaired loans the measurement of impairment may be based upon (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral of a collateral dependent loan.
●	The application of formula driven reserve allocations for all commercial and commercial real estate loans by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the nature of the migration analysis.

●	The application of formula driven reserve allocations to consumer and residential mortgage loans which are based upon historical net charge-off experience for those loan types. The residential mortgage loan and consumer loan allocations are based upon the Company’s three-year historical average of actual loan net charge-offs experienced in each of those categories.
●	The application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, levels of non-accrual and TDR loans, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. Pass rated credits are segregated from criticized and classified credits for the application of qualitative factors.
●	Management recognizes that there may be events or economic factors that have occurred affecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at reserves for a specific loan or portfolio segment. Therefore, the Company believes that there is estimation risk associated with the use of specific and formula driven allowances.

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

The ALL is maintained to support loan growth and cover charge-offs from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, the amount of non-performing loans, and past and anticipated loss experience.

Non-Performing Assets

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments, and (iii) other real estate owned (OREO – real estate acquired through foreclosure and in-substance foreclosures) and repossessed assets.

Loans will be transferred to non-accrual status when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating the loan include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The following table presents non-accrual loans, loans past due over 90 days still accruing interest, and OREO and repossessed assets by portfolio class (in thousands).

	At March 31, 2023
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due over 90 days still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$—	$—	$—	$—	$—	$—
Other commercial and industrial	—	1,971	1,971	—	—	1,971
Commercial real estate (non-owner occupied) - retail	—	—	—	—	—	—
Commercial real estate (non-owner occupied) - multi-family	—	—	—	—	—	—
Other commercial real estate (non-owner occupied)	1,551	3	1,554	—	—	1,554
Residential mortgages	—	724	724	—	—	724
Consumer	—	312	312	—	38	350
Total	$1,551	$3,010	$4,561	$—	$38	$4,599

It should be noted that the Company has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed in non-accrual status, any outstanding interest is reversed against interest income.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk.

Management uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized. The first five pass categories are aggregated, while the pass-6, special mention, substandard and doubtful categories are disaggregated to separate pools. The criticized rating categories utilized by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans in the doubtful category have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. All loans greater than 90 days past due, or for which any portion of the loan represents a specific allocation of the allowance for credit losses are placed in substandard or doubtful.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for the year ending December 31, 2023 requires review of approximately 30% of the commercial loan portfolio.

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

	At March 31, 2023
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2023	2022	2021	2020	2019	Prior	Basis	Term	Total

	(IN THOUSANDS)
Commercial real estate (owner occupied)
Pass	$185	$7,161	$16,399	$8,840	$13,641	$29,350	$1,277	$—	$76,853
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	952	—	—	952
Doubtful	—	—	—	—	—	—	—	—	—
Total	$185	$7,161	$16,399	$8,840	$13,641	$30,302	$1,277	$—	$77,805
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial
Pass	$2,210	$40,699	$15,050	$7,062	$9,644	$24,592	$46,462	$—	$145,719
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,550	3,169	—	4,719
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,210	$40,699	$15,050	$7,062	$9,644	$26,142	$49,631	$—	$150,438
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - retail
Pass	$15,954	$25,837	$33,951	$23,771	$9,512	$44,790	$639	$—	$154,454
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$15,954	$25,837	$33,951	$23,771	$9,512	$44,790	$639	$—	$154,454
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$3,357	$16,730	$18,675	$12,325	$12,003	$34,387	$343	$—	$97,820
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,003	—	122	—	—	1,125
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,357	$16,730	$18,675	$13,328	$12,003	$34,509	$343	$—	$98,945
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$5,050	$30,771	$50,221	$22,293	$23,602	$58,673	$5,883	$—	$196,493
Special Mention	—	—	—	138	155	8,102	—	—	8,395
Substandard	—	—	—	—	7,047	11,389	199	—	18,635
Doubtful	—	—	—	—	—	3	—	—	3
Total	$5,050	$30,771	$50,221	$22,431	$30,804	$78,167	$6,082	$—	$223,526
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by risk rating
Pass	$26,756	$121,198	$134,296	$74,291	$68,402	$191,792	$54,604	$—	$671,339
Special Mention	—	—	—	138	155	8,102	—	—	8,395
Substandard	—	—	—	1,003	7,047	14,013	3,368	—	25,431
Doubtful	—	—	—	—	—	3	—	—	3
Total	$26,756	$121,198	$134,296	$75,432	$75,604	$213,910	$57,972	$—	$705,168
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	At December 31, 2022
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$148,361	$—	$5,037	$—	$153,398
Paycheck Protection Program (PPP)	22	—	—	—	22
Commercial real estate (owner occupied)	74,187	—	971	—	75,158
Commercial real estate (non-owner occupied)	423,486	11,015	16,240	3	450,744
Total	$646,056	$11,015	$22,248	$3	$679,322

It is generally the policy of the Bank that the outstanding balance of any residential mortgage or home equity loan that exceeds 90-days past due as to principal and/or interest is transferred to non-accrual status and an evaluation is completed to determine the fair value of the collateral less selling costs, unless the balance is minor. A charge-down is recorded for any deficiency balance determined from the collateral evaluation. It is generally the policy of the Bank that the outstanding balance of any unsecured consumer loan that exceeds 90-days past due as to principal and/or interest is charged-off. Loans past due 90 days or more and loans in non-accrual status are considered non-performing. The following tables present the performing and non-performing outstanding balances of the residential mortgage and consumer loan portfolio classes.

	At March 31, 2023
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2023	2022	2021	2020	2019	Prior	Basis	Term	Total

	(IN THOUSANDS)
Residential mortgages
Performing	$1,074	$11,880	$65,100	$46,870	$7,833	$41,730	$—	$—	$174,487
Non-performing	—	—	—	—	—	724	—	—	724
Total	$1,074	$11,880	$65,100	$46,870	$7,833	$42,454	$—	$—	$175,211
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$3,290	$23,834	$11,627	$4,054	$1,533	$5,925	$49,309	$197	$99,769
Non-performing	17	—	—	50	49	174	22	—	312
Total	$3,307	$23,834	$11,627	$4,104	$1,582	$6,099	$49,331	$197	$100,081
Current period gross charge-offs	$3	$35	$17	$—	$—	$84	$—	$—	$139
Total by payment performance
Performing	$4,364	$35,714	$76,727	$50,924	$9,366	$47,655	$49,309	$197	$274,256
Non-performing	17	—	—	50	49	898	22	—	1,036
Total	$4,381	$35,714	$76,727	$50,974	$9,415	$48,553	$49,331	$197	$275,292
Current period gross charge-offs	$3	$35	$17	$—	$—	$84	$—	$—	$139

	At December 31, 2022
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Residential mortgages	$296,401	$1,570	$297,971
Consumer	13,457	16	13,473
Total	$309,858	$1,586	$311,444

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At March 31, 2023

		30 – 59	60 – 89
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$77,805	$—	$—	$—	$—	$77,805
Other commercial and industrial	150,138	250	—	50	300	150,438
Commercial real estate (non-owner occupied) - retail	154,454	—	—	—	—	154,454
Commercial real estate (non-owner occupied) - multi-family	98,945	—	—	—	—	98,945
Other commercial real estate (non-owner occupied)	215,382	8,144	—	—	8,144	223,526
Residential mortgages	173,177	1,340	95	599	2,034	175,211
Consumer	99,270	548	155	108	811	100,081
Total	$969,171	$10,282	$250	$757	$11,289	$980,460

	At December 31, 2022

		30 – 59	60 – 89
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS

	(IN THOUSANDS)
Commercial and industrial	$152,314	$797	$287	$—	$1,084	$153,398
Paycheck Protection Program (PPP)	22	—	—	—	—	22
Commercial real estate (owner occupied)	74,960	198	—	—	198	75,158
Commercial real estate (non-owner occupied)	446,809	3,935	—	—	3,935	450,744
Residential mortgages	295,790	489	422	1,270	2,181	297,971
Consumer	13,290	60	114	9	183	13,473
Total	$983,185	$5,479	$823	$1,279	$7,581	$990,766

Loan Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty as a result of our loss mitigation activities. A variety of solutions are offered to borrowers, including loan modifications that may result in principal forgiveness, interest rate reductions, term extensions, payment delays, or combinations thereof.

●	Principal forgiveness includes principal and accrued interest forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.
●	Interest rate reductions include modifications where the interest rate is reduced and interest is deferred.
●	Term extensions extend the original contractual maturity date of the loan.
●	Payment delays consist of modifications where we expect to collect the contractual amounts due, but result in a delay in the receipt of payments specified under the original loan terms. We generally consider payment delays to be insignificant when the delay is three months or less.

The following table summarizes the amortized cost basis, as of March 31, 2023, of loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2023 (in thousands).

	Three months ended March 31, 2023
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Other commercial and industrial	$439	0.29%
Total	$439

At March 31, 2023, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

Term Extension
Loan Type	Financial Effect
Other commercial and industrial	Provided five month expiration date extension on non-accrual line of credit under which availability has been eliminated

The Company had no loans which were modified to borrowers experiencing financial difficulty which subsequently defaulted during the three months ended March 31, 2023. In addition, the Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of March 31, 2023, the modified loan described in the tables above was current as to payments.

The following table details the loan modified as a TDR during the three-month period ended March 31, 2022 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$472	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate

10.  Short-Term Borrowings and Advances from Federal Home Loan Bank

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At March 31, 2023
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$52,989	5.15%
FHLB Advances	2023	5,718	1.73
	2024	4,197	1.19
	2025	—	—
	2026	2,220	4.05
	2027	4,000	3.91
Total FHLB advances		16,135	2.45
Total short-term and FHLB borrowings		$69,124	4.52%

	At December 31, 2022
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$88,641	4.45%
FHLB Advances	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		19,765	1.50
Total short-term and FHLB borrowings		$108,406	3.91%

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

11.  Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31, 2023				Three months ended March 31, 2022
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on	Defined
	Investment	Interest	Benefit		Investment	Benefit
	Securities	Rate	Pension		Securities	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$(14,938)	$—	$(7,582)	$(22,520)	$1,386	$(7,898)	$(6,512)
Other comprehensive income (loss) before reclassifications	449	(636)	—	(187)	(5,860)	524	(5,336)
Amounts reclassified from accumulated other comprehensive loss	—	(19)	—	(19)	—	395	395
Net current period other comprehensive income (loss)	449	(655)	—	(206)	(5,860)	919	(4,941)
Ending balance	$(14,489)	$(655)	$(7,582)	$(22,726)	$(4,474)	$(6,979)	$(11,453)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	March 31, 2023	March 31, 2022	statement of operations
Interest rate hedge
	$(24)	$—	Interest expense - Deposits
	5	—	Provision for income taxes
	$(19)	$—
Amortization of estimated defined benefit pension plan loss(2)
	$—	$500	Other expense
	—	(105)	Provision for income taxes
	$—	$395
Total reclassifications for the period	$(19)	$395

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2023, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At March 31, 2023
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$154,669	14.17%	$138,505	12.73%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	114,894	10.52	125,384	11.52	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,894	10.52	125,384	11.52	6.00	8.00
Tier 1 Capital (To Average Assets)	114,894	8.46	125,384	9.33	4.00	5.00

	At December 31, 2022
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$153,092	13.87%	$136,767	12.44%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	114,959	10.41	125,278	11.39	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,959	10.41	125,278	11.39	6.00	8.00
Tier 1 Capital (To Average Assets)	114,959	8.52	125,278	9.39	4.00	5.00

*Applies to the Bank only.

13.  Derivative Hedging Instruments

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

These swaps are considered free-standing derivatives and are reported at fair value within other assets and other liabilities on the Consolidated Balance Sheets. Disclosures related to the fair value of the swap transactions can be found in Note 17.

The following table summarizes the interest rate swap transactions that impacted the Company’s first three months of 2023 and 2022 performance (in thousands, except percentages).

	At March 31, 2023
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$65,770	6.99%	Monthly	$437
Swap liabilities	N/A	(65,770)	(6.99)	Monthly	(437)
Net exposure		$—	—%		$—

	At March 31, 2022
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$66,756	2.64%	Monthly	$(250)
Swap liabilities	N/A	(66,756)	(2.64)	Monthly	250
Net exposure		$—	—%		$—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPA can be found in Note 17. The notional amount of the risk participation agreement outstanding at March 31, 2023 and December 31, 2022 was $2.0 million and $2.1 million, respectively.

Interest Rate Hedge

The Company has entered into an interest rate swap with a notional value of $50 million in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. The hedge transaction allows the Company to add stability to interest expense and manage its exposure to interest rate movements. This interest rate swap is designated as a cash flow hedge and involves the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in accumulated other comprehensive loss (within Shareholders’ Equity), net of tax, with a corresponding offset within other liabilities. Disclosures related to the fair value of the interest rate hedge can be found in Note 17. Amounts recorded in accumulated other comprehensive loss for the effective portion of changes in the fair value are subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the period ended March 31, 2023.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the three months ended March 31, 2023, the Company had $24,000 of gains, which resulted in a decrease to interest expense. In the twelve months that follow March 31, 2023, the Company estimates that approximately $300,000 will be reclassified as a decrease to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates and the potential execution of additional other hedges. As of March 31, 2023, the maximum length of time over which forecasted transactions are hedged is three years.

The following table summarizes the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the three months ended March 31, 2023 (in thousands).

	Three months ended March 31, 2023
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Loss on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Compreshensive Loss
Interest rate hedge	$(829)	Interest expense - Deposits	$(24)
Total	$(829)		$(24)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at March 31, 2023 and 2022.

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

The contribution of the major business segments to the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three months ended
	March 31, 2023
	Total revenue	Net income (loss)
Community banking	$13,358	$3,668
Wealth management	2,746	448
Investment/Parent	(1,075)	(2,601)
Total	$15,029	$1,515

	Three months ended
	March 31, 2022
	Total revenue	Net income (loss)
Community banking	$12,150	$3,187
Wealth management	3,186	723
Investment/Parent	(1,234)	(1,492)
Total	$14,102	$2,418

15.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $236.1 million and $227.6 million along with standby letters of credit of $8.7 million and $9.0 million as of March 31, 2023 and December 31, 2022, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision (credit) for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $906,000 at March 31, 2023 and $746,000 at December 31, 2022.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

16.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporates and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$258	$387
Interest cost	435	273
Expected return on plan assets	(1,034)	(1,050)
Amortization of net loss	—	500
Net periodic pension (benefit) cost	$(341)	$110

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations. The reduced pension expense in the first quarter of 2023 reflects the retirement of many employees over the past two years who chose to take a lump sum payment instead of receiving future monthly annuity payments. These individuals are no longer included in the pension plan which therefore favorably impacts the Company’s basic pension expense.

The accrued pension liability, which had a positive (debit) balance of $21.7 million and $21.3 million, was reclassified to other assets on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. The balance of the accrued pension liability continues to be a positive value as a result of Company contributions to the plan and the revaluation of the obligation.

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

Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. It should be noted that available for sale securities are reported at fair value, net of any related allowance for credit losses.

The fair values of the simultaneous interest rate swaps and the interest rate hedge used for interest rate risk management and the risk participation agreement associated with a commercial real estate loan are based on an external derivative valuation model using data inputs from similar transactions as of the valuation date and classified Level 2.

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at March 31, 2023
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$465	$465	$—	$—
Available for sale securities:
U.S. Agency	11,556	—	11,556	—
U.S. Agency mortgage-backed securities	88,636	—	88,636	—
Municipal	19,337	—	19,337	—
Corporate bonds	58,344	—	58,344	—
Interest rate swap asset (1)	4,837	—	4,837	—
Interest rate swap liability (2)	(4,813)	—	(4,813)	—
Interest rate hedge (2)	(828)	—	(828)	—
Risk participation agreement (2)	—	—	—	—

	Fair Value Measurements at December 31, 2022
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$502	$502	$—	$—
Available for sale securities:
U.S. Agency	10,533	—	10,533	—
U.S. Agency mortgage-backed securities	89,985	—	89,985	—
Municipal	19,038	—	19,038	—
Corporate bonds	59,952	—	59,952	—
Interest rate swap asset (1)	6,992	—	6,992	—
Interest rate swap liability (2)	(6,872)	—	(6,872)	—
Risk participation agreement (2)	—	—	—	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At March 31, 2023 and December 31, 2022, individually evaluated loans using the collateral method with a carrying value of $1.6 million were reduced by a specific valuation allowance totaling $3,000 resulting in a net fair value of $1.6 million.

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

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
March 31, 2023		(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Individually evaluated loans	$1,551	$—	$—	$1,551
Other real estate owned and repossessed assets	38	—	—	38

	Fair Value Measurements
December 31, 2022	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$1,583	$—	$—	$1,583
Other real estate owned and repossessed assets	39	—	—	39

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
March 31, 2023	Fair Value	Techniques	Input	Range (Wgtd Avg)
Individually evaluated loans	$1,551	Appraisal of	Appraisal	0% to 100% (0.2%)
		collateral (1)	adjustments (2)
Other real estate owned and repossessed assets	38	Appraisal of	Appraisal	52% (52%)
		collateral (1)	adjustments (2)
			Liquidation	15% (15%)
expenses

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2022	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$1,583	Appraisal of	Appraisal	0% to 100% (0.2%)
		collateral (1)	adjustments (2)
Other real estate owned and repossessed assets	39	Appraisal of	Appraisal	52% (52%)
		collateral (1)	adjustments (2)
			Liquidation	10% to 39% (11%)
expenses
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on U.S. GAAP measurements and recorded carrying values at March 31, 2023 and December 31, 2022 for the remaining financial instruments not required to be reported at fair value were as follows:

	March 31, 2023
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$60,740	$54,957	$—	$52,050	$2,907
Loans held for sale	417	435	435	—	—
Loans, net of allowance for credit losses and unearned income	968,328	914,351	—	—	914,351
FINANCIAL LIABILITIES:
Deposits with stated maturities	298,095	294,692	—	—	294,692
All other borrowings (1)	42,789	41,008	—	—	41,008

	December 31, 2022
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$61,878	$55,192	$—	$52,323	$2,869
Loans held for sale	59	57	57	—	—
Loans, net of allowance for credit losses and unearned income	980,023	938,188	—	—	938,188
FINANCIAL LIABILITIES:
Deposits with stated maturities	286,004	281,297	—	—	281,297
All other borrowings (1)	46,409	44,759	—	—	44,759
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

THREE MONTHS ENDED MARCH 31, 2023 VS. THREE MONTHS ENDED MARCH 31, 2022

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Net income	$1,515	$2,418
Diluted earnings per share	0.09	0.14
Return on average assets (annualized)	0.45%	0.73%
Return on average equity (annualized)	5.85%	8.48%

The Company reported net income of $1,515,000, or $0.09 per diluted common share. This earnings performance represented a $903,000, or 37.3%, decrease from the first quarter of 2022 when net income totaled $2,418,000, or $0.14 per diluted common share. Overall, a decrease to net interest income due to continued pressure from increasing deposit costs, along with a higher provision for credit losses and increased non-interest expense, more than offset a greater level of non-interest income resulting in the lower level of earnings in the first quarter of 2023.

The benefits of maintaining a strong relationship focused community bank are evident during periods of market volatility and financial uncertainty. Since the end of 2022, the Company has seen an increase of $23.3 million, or 2.1%, in deposits which demonstrates customer confidence and the strength and loyalty of our core deposit base. As a result, our liquidity position continues to be strong. Additionally, during the first quarter of 2023, the Company further increased our already sound level of regulatory capital and continued to maintain high asset quality supported by appropriate reserves.

…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company’s net interest income performance for the first quarter of 2023 to the first quarter of 2022 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	March 31, 2023	March 31, 2022	Change	% Change
Interest income	$14,574	$11,028	$3,546	32.2%
Interest expense	5,052	1,261	3,791	300.6
Net interest income	$9,522	$9,767	$(245)	(2.5)
Net interest margin	3.03%	3.14%	(0.11)%	N/M

N/M — not meaningful

The Company's net interest income in the first quarter of 2023 decreased by $245,000, or 2.5%, from the prior year's first quarter while the net interest margin of 3.03% for the first quarter of 2023 represents an eleven-basis point decrease from the first quarter of 2022. The decrease in net interest income reflects total interest expense increasing to a higher level than the increase in interest income. The Company continues to benefit from increased yields on total loans and investment securities due to a higher U.S. Treasury yield curve and the Federal Reserve’s action to tighten monetary policy in their effort to tame decades high inflation. However, similar to what is occurring across the banking industry, the increased national interest rates have recently caused total deposit and borrowing costs to increase to a higher degree, resulting in lower net interest income and net interest margin compression.

Total average loans in the first quarter of 2023 compare favorably to the 2022 first quarter average by $6.9 million, or 0.7%. Excluding PPP loans, which still existed on the balance sheet in 2022, total average loans in the first quarter of 2023 exceeded last year’s first quarter by $19.0 million, or 2.0%. First quarter 2023 loan production has been slower than the more recent 2022 fourth quarter but is consistent with the level of production experienced during the first quarter of 2022. Loan pipelines continue to be strong, but customers have delayed fundings which are expected to increase in the second quarter. Overall, the strong level of production experienced throughout 2022, which more than offset a higher than typical level of payoff activity, resulted in total average loans comparing favorably to the first quarter of 2022. Growth in commercial & industrial loans (C&I) and home equity loans more than offset decreased residential mortgage and consumer loans. Commercial real estate (CRE) volume remained relatively consistent, increasing slightly. Overall, the higher interest rate environment along with the higher average volumes of C&I and home equity loans, resulted in total loan interest income improving by $2.8 million, or 29.3%, for the first quarter of 2023 when compared to the first quarter of last year. This increase occurred despite a $240,000 reduction in PPP related income.

Total investment securities averaged $266.0 million for the first quarter of 2023 which is $44.5 million, or 20.1%, higher than the $221.5 million average for the first quarter of last year. The increase reflects additional securities purchased primarily during 2022 as the increased U.S. Treasury yield curve resulted in a more favorable market for securities purchasing activity. Overall, the higher rates resulted in yields for new federal agency mortgage-backed securities and federal agency bonds improving and exceeding the overall average yield of the existing securities portfolio causing interest income from the securities portfolio to increase by $727,000, or 48.0%, this year. So far in 2023, purchases of securities have slowed as more funds have been allocated to the loan portfolio and the Company has been controlling the amount of overnight borrowed funds. The rising national interest rates caused the rate on overnight borrowed funds to be in line with or exceed the yield on the typical types of federal agency mortgage-backed securities that are normally purchased. While yields on new security purchases still exceed the overall average yield of the existing securities portfolio, the shrinking and in some cases negative spread between overnight borrowings and the yield on new securities caused the slowdown in purchasing activity. Overall, the 2023 first quarter average balance of total interest earning assets increased since last year’s first quarter average by $9.3 million, or 0.7%, while total interest income increased by $3.5 million, or 32.2%, since the first quarter of 2022.

Since the end of the first quarter of 2022 and due to a combination of increased investment in securities, loan growth and total deposits modestly declining, short-term investments and bank deposits demonstrated a lower average balance in the first quarter of 2023 compared to last year’s first quarter by $42.2 million, 90.6%. Despite this decline, the Company’s liquidity position remains strong. We will continue to carefully monitor our liquidity position and short-term investments as we expect deposits related to government stimulus programs to continue to decline during 2023.

On the liability side of the balance sheet, total average deposits for the first quarter of 2023 are $9.7 million, or 0.8%, lower than the 2022 first quarter average. The modest decrease since last year’s first quarter is reflective of a portion of the funds from the government stimulus programs leaving the balance sheet and also reflects greater pricing competition in the market to retain deposits because of the increasing national interest rates. Since early March 2023 when two large bank failures occurred, customer fear of contagion within the industry caused deposit flight, especially uninsured deposits, from certain banks to other financial services providers. Despite this turmoil, AmeriServ Financial’s core deposit base continued to demonstrate the strength and stability that has been experienced for many years. Total deposits in fact grew during the first quarter of 2023 by $23.3 million, or 2.1%, on an end of period basis since December 31, 2022 demonstrating what we believe is customer confidence in our bank. In addition to its strong, loyal core deposit base, the Company has several other sources of liquidity including a significant unused borrowing capacity at the Federal Home Loan Bank, overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The loan to deposit ratio averaged 85.8% in the first quarter of 2023, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community during times of economic volatility.

Total interest expense in the first quarter of 2023 increased by $3.8 million, or 300.6%, when compared to the first quarter of 2022, due to higher deposit and short-term borrowings interest expense. Deposit interest expense was higher by $3.4 million, or 426.3%, despite the first quarter 2023 average volume of total interest bearing deposits remaining relatively consistent with the 2022 first quarter average, growing by $5.3 million, or 0.6%. The impact that the higher national interest rates had on deposit costs combined with increased market competition to retain and attract deposits contributes to net interest margin compression. The rising national interest rates resulted in certain deposit products, particularly public funds, that are tied to a market index, repricing upward with the move in national interest rates causing interest expense to increase. For interest rate risk management purposes and in an effort to offset a portion of the unfavorable impact that rising funding costs are having on net interest income, management executed a $50 million interest rate hedge in February 2023 to fix the cost of certain deposits that are indexed and move with short-term interest rates. This transaction brought the Company’s variability of net interest income to a more neutral position. Overall, total deposit cost averaged 1.48% in the first quarter of 2023, which is 120 basis points higher than total deposit cost of 0.28% in the first quarter of 2022.

Total borrowings interest expense increased by $398,000, or 85.6%, between the first quarter of 2023 and the first quarter of 2022. The increase results from the impact that the higher national interest rates had on overnight borrowings cost as well as the Company utilizing more overnight borrowed funds so far in 2023. Total overnight borrowings averaged $40.7 million in the first quarter of 2023 after no overnight borrowings were utilized during the first quarter of 2022. Borrowings interest expense was favorably impacted by reduced interest expense from Federal Home Loan Bank (FHLB) term borrowings, which declined by $94,000, or 53.4%. The average balance of FHLB term borrowings was lower in the first quarter of 2023 by $23.5 million, or 57.1%, as the strength of the Company’s liquidity position allowed management to let FHLB term advances mature during 2022 and not be replaced. However, given the inversion in the yield curve, FHLB term advances have rates that are lower than the cost of overnight borrowed funds. Therefore, management began replacing matured FHLB term advances during the first quarter of 2023.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three-month periods ended March 31, 2023 and 2022 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended March 31, 2023 and 2022 was $3,000 and $4,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended March 31 (In thousands, except percentages)

	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$986,493	$12,279	4.99%	$979,548	$9,500	3.89%
Short-term investments and bank deposits	4,376	57	5.20	46,531	18	0.15
Investment securities – AFS	204,262	1,770	3.47	166,068	1,123	2.71
Investment securities – HTM	61,734	471	3.05	55,391	391	2.82
Total investment securities	265,996	2,241	3.37	221,459	1,514	2.74
Total interest earning assets/interest income	1,256,865	14,577	4.66	1,247,538	11,032	3.55
Non-interest earning assets:
Cash and due from banks	16,412			17,765
Premises and equipment	17,849			17,376
Other assets	75,052			81,563
Allowance for credit losses	(12,147)			(12,511)
TOTAL ASSETS	$1,354,031			$1,351,731
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$226,724	$860	1.54%	$229,273	$69	0.12%
Savings	132,520	32	0.10	135,887	33	0.09
Money markets	297,602	1,456	1.98	291,139	160	0.22
Time deposits	294,518	1,841	2.54	289,745	534	0.75
Total interest bearing deposits	951,364	4,189	1.79	946,044	796	0.34
Short-term borrowings	40,719	494	4.86	—	—	—
Advances from Federal Home Loan Bank	17,690	82	1.89	41,195	176	1.80
Subordinated debt	27,000	263	3.90	27,000	263	3.90
Lease liabilities	3,277	24	2.94	3,532	26	2.87
Total interest bearing liabilities/interest expense	1,040,050	5,052	1.96	1,017,771	1,261	0.50
Non-interest bearing liabilities:
Demand deposits	197,878			212,895
Other liabilities	11,011			5,407
Shareholders’ equity	105,092			115,658
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,354,031			$1,351,731
Interest rate spread			2.70			3.05
Net interest income/ Net interest margin (non-GAAP)		9,525	3.03%		9,771	3.14%
Tax-equivalent adjustment		(3)			(4)
Net Interest Income (GAAP)		$9,522			$9,767

…..PROVISION FOR CREDIT LOSSES…..The Company recorded a $1,179,000 expense for the provision for credit losses in the first quarter of 2023 after recognizing a $400,000 benefit in the first quarter of 2022 resulting in a net unfavorable change of $1.6 million. Included in the 2023 provision expense was the recognition of a $926,000 loss from a subordinated debt investment with Signature Bank which was closed by banking regulators on March 12, 2023. In a press release issued by the Federal Deposit Insurance Corporation (FDIC), it was disclosed that unsecured debt holders of the institution will not be protected. Management reviewed the Form 10-K for the year ended December 31, 2022 filed by Signature Bank, which was filed on March 1, 2023, and determined that no circumstances existed to indicate that the debt security held by the Company was impaired as of year-end. Specifically, as of December 31, 2022, Signature

Bank had total assets of $110.4 billion, net income of $1.3 billion for the year then ended, and demonstrated strong regulatory capital ratios.

The remainder of the increase in the provision for credit losses was due to the recognition of a $301,000 provision for credit losses for the loan portfolio which more than offset a $31,000 provision recovery for credit losses in the HTM securities portfolio. A $17,000 provision recovery for credit losses related to unfunded commitments was also recorded. The first quarter 2023 provision for credit losses in the loan portfolio was necessary due to risk rating, non-accrual and charge-off activity. Total classified asset levels exhibited an increase during the first quarter of 2023 due to the downgrade of one commercial real estate loan. Non-performing assets decreased from $5.2 million at December 31, 2022 to $4.6 million at March 31, 2023 primarily due to a decrease in non-accrual residential mortgage loans. Overall, we believe that non-performing assets remain well controlled at 0.47% of total loans. The Company experienced net loan charge-offs of $116,000, or 0.05% of total average loans, in the first quarter of 2023 which is only slightly higher than net charge-offs of $76,000, or 0.03% of total average loans, in the first quarter of 2022. In summary, the allowance for loan losses provided 264% coverage of non-performing assets, and 1.24% of total loans, on March 31, 2023, compared to 207% coverage of non-performing assets, and 1.08% of total loans, on December 31, 2022.

…..NON-INTEREST INCOME…..Non-interest income for the first quarter of 2023 totaled $5.5 million and increased by $1.2 million, or 27.0%, from the first quarter of 2022 performance. Factors contributing to the higher level of non-interest income for the quarter included:

●	AmeriServ Financial Bank sold all 7,859 shares of the Class B common stock of Visa, Inc. that it owned for a sale price of $1.7 million. The shares had no carrying value on the balance sheet and, as the Bank had no historical cost basis in the shares, the entire sale price was recognized as a gain. The Company believes that this was an appropriate time to capture the gain on these shares due to the current volatility and future uncertainty in the financial markets;
●	a $427,000, or 13.5%, decrease in wealth management fees due to the unfavorable market conditions for both equity securities and bonds which have reduced the market value of wealth management assets. Also, new customer business growth has only partially offset the unfavorable impact of market conditions on fee income. The fair market value of wealth management assets declined since the first quarter of 2022 by $278.6 million, or 10.6%, and totaled $2.4 billion at March 31, 2023;
●	a $104,000, or 18.5%, decrease in other income due to the recognition of a credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing our interest rate risk position; and
●	a $69,000, or 72.6%, decrease in net gains on loans held for sale as the limited housing supply along with rate volatility continues to unfavorably impact residential mortgage loan production. Over the course of the past 18 months, mortgage rates have doubled, which has adversely affected affordability for borrowers across all income and housing pricing levels. Mortgage pipelines continue to be well below pre-pandemic and historic low interest rate levels.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first quarter of 2023 totaled $12.0 million and increased by $484,000, or 4.2%, from the prior year’s first quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	a $678,000, or 107.6%, increase in professional fees due primarily to $599,000 of additional costs related to an ongoing proxy contest with an activist shareholder;
●	a $230,000, or 3.1%, decline in salaries and employee benefits expense. Within total salaries and employee benefits expense, salaries costs are higher by $235,000, or 5.0%, due to merit increases and a higher level of full-time equivalent employees (FTEs) as the Company filled certain open positions that were vacant in the first quarter of last year. The higher salaries cost was more than offset by reduced pension service cost by $129,000, or 33.3%, and lower incentive compensation; and
●	a $125,000, or 13.1%, increase in data processing and IT expense due to increased software costs from our core data provider and additional expenses related to monitoring our computing and network environment.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $372,000, or an effective tax rate of 19.7%, in the first quarter of 2023. This compares to an income tax expense of $605,000, or an effective tax rate of 20.0%, for the first quarter of 2022.

…..SEGMENT RESULTS.…..The community banking segment reported a net income contribution of $3,668,000 in the first quarter of 2023 which was $481,000 higher than the net income contribution in the first quarter of 2022. The increase between time periods results from the strength that this segment provides to the Company which was determined by a thorough funds transfer pricing analysis. In short, a funds transfer pricing analysis determines how funding (deposits) and use of this funding (loans) by each segment contributes to the overall profitability of the Company by providing an estimated positive or negative dollar value of the segment’s contribution to the Company. Overall, the funds transfer pricing analysis indicated that the community banking segment provided a $2.0 million benefit to the Company. Despite the benefit that community banking provides, this segment was unfavorably impacted from net interest margin compression as total deposit interest expense increased to a higher level than the increase to total loan interest income. This segment continues to benefit from increased yields on loans due to a higher U.S. Treasury yield curve and the Federal Reserve’s action to tighten monetary policy. However, the increased national interest rates have recently caused total deposit costs to increase to a higher degree. The Company benefitted from a higher level of total average loans in the first quarter of 2023. Growth in commercial & industrial loans (C&I) and home equity loans more than offset decreased residential mortgage and consumer loans. Commercial real estate (CRE) volume remained relatively consistent, increasing slightly. This segment did benefit from an additional $187,000 of total loan charge income which partially offset a decline in PPP processing fees and interest. The Company recognized $240,000 of PPP related income in the first quarter of 2022 and did not recognize any PPP related income in 2023. Overall, total loan interest income improved by $2.8 million, or 29.3%, for the first quarter of 2023 when compared to the first quarter of last year. Deposit interest expense was higher by $3.4 million, or 426.3%, despite the first quarter 2023 average volume of total interest bearing deposits remaining relatively consistent with the 2022 first quarter average, growing by $5.3 million, or 0.6%. The impact that the higher national interest rates had on deposit costs combined with increased market competition to retain and attract deposits contributed to net interest margin compression. This segment was unfavorably impacted by the Company recording $301,000 of expense for the allowance for credit losses on our loan portfolio in the first quarter of 2023 compared to a $400,000 recovery for loan losses in last year’s first quarter. This was discussed previously in the Provision for Credit Losses section within this document. Non-interest income was unfavorably impacted by the recognition of a $96,000 credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain commercial borrowers while managing our interest rate risk position. Also, unfavorably impacting non-interest income was a reduced level of loan sale gain income by $69,000 due to the lower level of residential mortgage loan production in 2023. Non-interest expense, within the community banking segment, in the first quarter of 2023 compares favorably to last year’s first quarter as reduced pension expense, explained in Note 16, and lower incentive compensation more than offset higher salaries cost. This segment also benefitted from reduced FDIC insurance expense by $20,000.

The wealth management segment’s net income contribution decreased by $275,000 in the first quarter of 2023 from the first quarter of 2022. The decrease reflects the unfavorable market conditions for both equity securities and bonds which have reduced the market value of wealth management assets. Also, new customer business growth has only partially offset the unfavorable impact of market conditions on fee income. The fair market value of wealth management assets declined since the first quarter of 2022 by $278.6 million, or 10.6%, and totaled $2.4 billion at March 31, 2023. Partially offsetting this decline were lower levels of incentive compensation, pension costs and professional fees.

The investment/parent segment reported a net loss of $2,601,000 in the first quarter of 2023 which is greater than the net loss of $1,492,000 in the first quarter of 2022 by $1,109,000. The funds transfer pricing analysis within this segment caused the loss reported within this segment to be $1.1 million higher due to the inverted yield curve and the accelerated increase in funding costs on our balance sheet. Also, contributing to the greater loss within this segment was the recognition of a $926,000 loss from a subordinated debt investment with Signature Bank (previously discussed in the

MD&A) and $599,000 of additional legal and professional fees related to an ongoing proxy contest with an activist shareholder. This segment was also unfavorably impacted by $400,000 of additional borrowings interest expense due to the higher average balance of short-term borrowed funds. These unfavorable items more than offset the $1.7 million gain recognized from the sale of the 7,859 shares of the Class B common stock of Visa Inc. that the Bank owned and an increased level of interest income from investment securities and short-term investments by $766,000 as the higher interest rates resulted in an improved overall total portfolio yield.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.3 billion at March 31, 2023, which decreased by $17.9 million, or 1.3%, from the December 31, 2022 asset level. This change was related, primarily, to decreased levels of investment securities, loans, and other assets. Specifically, investment securities decreased $2.8 million, or 1.1%, as purchasing activity slowed during the first quarter of 2023 as the Company controlled the amount of its overnight borrowed funds due to the shrinking and in some cases negative spread between overnight borrowings and the yield on new securities. In addition, contributing to the investment securities decrease was the recognition of a $926,000 allowance for credit losses on a subordinated debt instrument with Signature Bank which was determined to be other than temporarily impaired after the institution was closed by banking regulators on March 12, 2023. Loans, net of unearned fees, decreased $10.3 million, or 1.0%, as loan production slowed during the first quarter of 2023. Loan pipelines continue to be strong, but customers have delayed fundings. Further, the allowance for credit losses on our loan portfolio increased $1.4 million, or 12.9%, due primarily to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as of January 1, 2023 which necessitated a day one increase of $1.2 million be made to the allowance. Partially offsetting the decrease in loans was a $358,000 increase in residential mortgage loans held for sale. Other assets decreased $2.0 million, or 6.0%, due to a decrease in the market value of the Company’s interest rate swap transactions.

Total deposits increased by $23.3 million, or 2.1%, in the first quarter of 2023. This demonstrates customer confidence and the strength and loyalty of our core deposit base. As of March 31, 2023, the 25 largest depositors represented 20.5% of total deposits, which is an increase from December 31, 2022 when it was 18.8%. As of March 31, 2023 and December 31, 2022, the estimated amount of uninsured deposits was $340.7 million and $316.5 million, respectively. The estimate of uninsured deposits was done at the single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 50% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized by investment securities or FHLB letters of credit to protect these depositor funds. Total borrowings have decreased by $39.3 millon, or 28.4%, since year-end 2022. This change was driven by a decrease in both short-term borrowings and FHLB term advances. Specifically, short-term borrowings decreased by $35.7 million, or 40.2%, while FHLB term advances decreased by $3.6 million, or 18.4%. Given the inversion in the yield curve, FHLB term advances have rates that are lower than the cost of overnight borrowed funds. Therefore, management began replacing matured FHLB term advances during the first quarter of 2023.

The Company’s total shareholders’ equity decreased by $279,000, or 0.3%, during the first three months of 2023. The decrease in capital is the result of the Company’s first quarter earnings performance being more than offset by the cumulative effect adjustment for the adoption of ASU 2016-13 and our common stock dividend payments to shareholders. In addition, the market value adjustment on the interest rate hedge had a negative impact on accumulated other comprehensive loss which more than offset the improved value of the investment securities portfolio.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 14.17%, and a common equity tier 1 capital ratio of 10.52% at March 31, 2023. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of March 31, 2023, the Company’s book value per common share was $6.18 and its tangible book value per common share was $5.38(1). When compared to March 31, 2022, book value per common share declined by $0.47 per common share and tangible book value per common share declined by $0.46 per common share. The decline in the Company’s book value and tangible book value per share in the first quarter of 2023 compared to last year’s first quarter reflects a decrease in the fair value of the Company’s available for sale investment securities by $12.7 million due to higher interest rates. Note that there was a slight decrease to accumulated other comprehensive loss within total equity since December 31, 2022, as an improvement in market value of the Company’s available for sale investment securities portfolio was more than offset by a negative market value adjustment for an interest rate hedge. There was no required revaluation of the net pension liability during the first quarter of 2023. The tangible common equity to tangible assets ratio was 6.92%(1) at March 31, 2023 and increased by seven basis points when compared to December 31, 2022.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2023	2022	2022
Total accruing loan delinquency (past due 30 to 89 days)	$10,501	$6,296	$4,285
Total non-accrual loans	4,561	5,161	3,401
Total non-performing assets*	4,599	5,200	3,401
Accruing loan delinquency, as a percentage of total loans, net of unearned income	1.07%	0.64%	0.44%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.46	0.52	0.35
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned and repossessed assets*	0.47	0.52	0.35
Non-performing assets as a percentage of total assets*	0.34	0.38	0.26
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.05	0.17	0.03
Annualized provision for credit losses - loans	0.12	0.01	(0.17)
Total classified loans (loans rated substandard or doubtful)**	$26,471	$23,837	$20,790
*

Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned and repossessed assets.

**	Total classified loans include non-performing residential mortgage and consumer loans.

Overall, the Company continued to maintain good asset quality in the first three months of 2023 as evidenced by low levels of non-accrual loans, non-performing assets, and loan delinquency levels that continue to be near or below 1% of total loans. The increase in accruing loan delinquency is primarily attributable to an increase in commercial real estate and residential mortgage loan delinquency. The decrease in non-accrual loans, as well as non-performing assets, reflects a decline in non-accrual residential mortgage loans which was partially offset by the transfer of a small business loan to non-accrual status. The increase in classified loans is the result of a risk rating downgrade of a commercial real estate loan.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2023, the 25 largest credits represented 22.2% of total loans outstanding, which represents a slight increase from December 31, 2022 when it was 21.7%.

…..ALLOWANCE FOR CREDIT LOSSES…..The following table sets forth the allowance for credit losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2023	2022	2022
Allowance for credit losses - loans	$12,132	$10,743	$11,922
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.24%	1.08%	1.22%
total non-accrual loans	265.99	208.16	350.54
total non-performing assets	263.80	206.60	350.54
Allowance for credit losses - securities	$1,009	$—	$—
Allowance for credit losses - unfunded loan commitments	906	746	948

…..LIQUIDITY…..The Company’s liquidity position continues to be strong. Total average deposits are $9.7 million, or 0.8%, lower when compared to the 2022 first quarter average. The modest decrease is reflective of a portion of the funds from the government stimulus programs leaving the balance sheet and also reflects greater pricing competition in the market to retain deposits because of the increasing national interest rates. AmeriServ Financial’s core deposit base continued to demonstrate the strength and stability that has been experienced for many years. This was true especially during the recent turmoil in the banking industry caused by the failure of two large banks in March of this year and customer fear of contagion within the industry caused deposit flight, especially uninsured deposits, from certain banks to other financial services providers. Total deposits actually grew during the first quarter of 2023 by $23.3 million, or 2.1%, since year end 2022 demonstrating customer confidence in our bank. In addition to its strong, loyal core deposit base, the Company has several other sources of liquidity including a significant unused borrowing capacity at the Federal Home Loan Bank, overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. Overall, deposit volumes continue to remain at a high level by historical standards in relation to the levels experienced prior to the pandemic. Deposit volumes continue to demonstrate stability since the second half of 2021. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth.

Average short-term investments demonstrated a lower average balance in the first quarter of 2023 compared to last year’s first quarter by $42.2 million, or 90.6%. Despite this decline, the Company’s liquidity position remains strong. The average balance of FHLB term borrowings was lower in the first quarter of 2023 by $23.5 million, or 57.1%, as the strength of the Company’s liquidity position allowed management to let FHLB term advances mature during 2022 and not be replaced. However, given the inversion in the yield curve, FHLB term advances have rates that are lower than the cost of overnight borrowed funds. Therefore, management began replacing matured FHLB term advances during the first quarter of 2023. The challenge remains as to the uncertainty regarding the duration that the higher than historical level of deposits will remain on the balance sheet which will be determined by customer behavior as the economic conditions change. Diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Continued loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. So far in 2023, purchases of securities have slowed as more funds have been allocated to the loan portfolio and we have been controlling the amount of overnight borrowed funds. First quarter 2023 loan production has been slower than the more recent 2022 fourth quarter due to loan payoffs exceeding originations. However, loan production is consistent with the level of production experienced during the first quarter of 2022. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 85.8% in the first quarter of 2023, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community during times of economic volatility. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents decreased modestly by $795,000 from December 31, 2022, to $22.2 million at March 31, 2023, due to $16.5 million of net cash used in financing activities more than offsetting $13.9 million of net cash provided by investing activities and $1.8 million of net cash provided by operating activities. Within investing activities, cash advanced for new loans originated totaled $41.5 million and was $10.2 million lower than the $51.8 million of cash received from loan principal payments. Within financing activities, total short-term borrowings decreased by $35.7 million, total FHLB borrowings decreased by $3.6 million while total deposits increased by $23.3 million. Within operating activities, $1.9 million of mortgage loans held for sale were originated while $1.6 million of mortgage loans were sold into the secondary market.

The holding company had $9.1 million of cash, short-term investments, and investment securities at March 31, 2023, which represents a $495,000 decrease from the holding company’s cash position since December 31, 2022. Dividend payments from our subsidiaries also provide ongoing cash to the holding company. At March 31, 2023, our subsidiary Bank had $11.9 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payout level with respect to its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $22.2 million and $23.0 million at March 31, 2023 and December 31, 2022, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At March 31, 2023, the Company had $318 million of overnight borrowing availability at the FHLB, $42 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.52%, the tier 1 capital ratio was 10.52%, and the total capital ratio was 14.17% at March 31, 2023. The Company’s tier 1 leverage ratio was 8.46% at March 31, 2023. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2023. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 340% of regulatory capital at March 31, 2023.

Our focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.03 per quarter. While the Company has frequently executed common stock buyback programs in the past, we presently do not have one in place due to the drop in our tangible common equity ratio to 6.92%(1) as a result of the decline in value of our AFS securities portfolio. At March 31, 2023, the Company had approximately 17.1 million common shares outstanding.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	0.7%	4.1%
100 bp increase	0.4	2.9
100 bp decrease	(0.4)	(5.4)
200 bp decrease	(1.6)	(14.0)

The Company believes that its overall interest rate risk position is well controlled. The execution of a $50 million interest rate hedge, during the first quarter of 2023, to fix the cost of certain deposits that are indexed and move with short-term interest rates brought the Company’s variability of net interest income to a more neutral position. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and the scheduled repricing of loans tied to an index, such as SOFR or prime. Also, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner. The variability of net interest income is negative in the downward rate scenarios as the Company has more exposure to assets repricing downward to a greater extent than liabilities. The fed funds rate is currently at a targeted range of 4.75% to 5.00% as the Federal Reserve took action twice in the first quarter of 2023 to increase the rate a total of 50 basis points. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $236.1 million and standby letters of credit of $8.7 million as of March 31, 2023. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

…..RECONCILIATION OF NON-GAAP FINANCIAL MEASURES…..The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The Company believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures, and, because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at March 31, 2023 and December 31, 2022 (in thousands, except share and ratio data):

	March 31,	December 31,
	2023	2022
Total shareholders’ equity	$105,899	$106,178
Less: Intangible assets	13,731	13,739
Tangible common equity	92,168	92,439
Total assets	1,345,957	1,363,874
Less: Intangible assets	13,731	13,739
Tangible assets	1,332,226	1,350,135
Tangible common equity ratio (non-GAAP)	6.92%	6.85%
Total shares outstanding	17,147,270	17,117,617
Tangible book value per share (non-GAAP)	$5.38	$5.40

…..CRITICAL ACCOUNTING POLICIES AND ESTIMATES…..The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles (GAAP) and conform to general practices within the banking industry. Accounting and reporting policies for the pension liability, allowance for credit losses (related to investment securities, loans, and unfunded commitments), intangible assets, income taxes, and derivatives (interest rate swaps/hedge) are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

ACCOUNT — Pension liability

BALANCE SHEET REFERENCE — Other assets

INCOME STATEMENT REFERENCE — Salaries and employee benefits and Other expense

DESCRIPTION

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. Additionally, pension expense can also be impacted by settlement accounting charges if the amount of employee selected lump sum distributions exceed the total amount of service and interest component costs of the net periodic pension cost in a particular year. Our pension benefits are described further in Note 16 of the Notes to Unaudited Consolidated Financial Statements.

ACCOUNT — Allowance for Credit Losses

BALANCE SHEET REFERENCE — Investment securities, net of allowance for credit losses, Allowance for credit losses – loans, Other liabilities

INCOME STATEMENT REFERENCE — Provision (credit) for credit losses

DESCRIPTION

Effective January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequent related updates. This standard replaces the incurred loss methodology for recognizing credit losses and requires the Company to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held to maturity (HTM) securities, and off-balance sheet credit exposures such as unfunded commitments. In addition, ASU 2016-13 requires credit losses on available for sale (AFS) debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell the security.

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as taxable municipal, corporate, and other bonds. The

Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the PD/LGD method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source.

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis.

The allowance for credit losses (ACL) is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged-off against the ACL when they are deemed uncollectible.

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.

The allowance for credit losses is calculated with the objective of maintaining reserve levels believed by management to be sufficient to absorb current expected credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. However, this quarterly evaluation is inherently subjective as it requires material estimates. This process also considers economic conditions, for a reasonable and supportable forecast period of two years. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of March 31, 2023, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

ACCOUNT — Derivatives (interest rate swaps/hedges)

BALANCE SHEET REFERENCE — Other assets and Other liabilities

INCOME STATEMENT REFERENCE — Other income

DESCRIPTION

The Company periodically enters into derivative instruments to meet the financing, interest rate and equity risk management needs of its customers or the Bank.

The Company recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive loss, net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations and supervisory actions by such regulators, including bank failures; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; (xii) potential risks and uncertainties also include those relating to the impact of COVID-19 and its variants and actions that may be taken by governmental authorities in response; (xiii) expense and reputational impact on the Company as a result of its ongoing proxy contest; and (xiv) other external developments which could materially impact the Company’s operational and financial performance.

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2023, are effective.

(b) Changes in Internal Controls. Effective January 1, 2023, AmeriServ Financial Inc. adopted CECL. The Company designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no other changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f)) that occurred during the most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

Includes the following financial and related information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: May 12, 2023	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: May 12, 2023	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer