Form 10-Q
period 2023-06-30
AMERISERV FINANCIAL INC /PA/
filed 2023-08-10
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2023
Common Stock, par value $0.01	17,147,270

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and due from depository institutions	$13,720	$18,830
Interest bearing deposits and short-term investments	3,366	4,132
Cash and cash equivalents	17,086	22,962
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $926 on June 30, 2023)	170,427	179,508
Held to maturity (fair value $55,429 on June 30, 2023 and $55,192 on December 31, 2022; allowance for credit losses $109 on June 30, 2023)	61,832	61,878
Loans held for sale	560	59
Loans	987,988	991,109
Less: Unearned income	327	343
Less: Allowance for credit losses	12,221	10,743
Net loans	975,440	980,023
Premises and equipment:
Operating lease right-of-use asset	599	630
Financing lease right-of-use asset	2,277	2,413
Other premises and equipment, net	14,195	14,460
Accrued interest income receivable	4,790	4,804
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	113	128
Bank owned life insurance	39,607	38,895
Net deferred tax asset	4,315	2,789
Federal Home Loan Bank stock	4,430	5,754
Federal Reserve Bank stock	2,125	2,125
Other assets	34,314	33,835
TOTAL ASSETS	$1,345,721	$1,363,874
LIABILITIES
Non-interest bearing deposits	$196,487	$195,123
Interest bearing deposits	931,082	913,414
Total deposits	1,127,569	1,108,537
Short-term borrowings	56,676	88,641
Advances from Federal Home Loan Bank	16,117	19,765
Operating lease liabilities	612	643
Financing lease liabilities	2,568	2,680
Subordinated debt	26,665	26,644
Total borrowed funds	102,638	138,373
Other liabilities	11,949	10,786
TOTAL LIABILITIES	1,242,156	1,257,696
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,776,089 shares issued and 17,147,270 shares outstanding on June 30, 2023; 26,746,436 shares issued and 17,117,617 shares outstanding on December 31, 2022	268	267
Treasury stock at cost, 9,628,819 shares on June 30, 2023 and December 31, 2022	(83,280)	(83,280)
Capital surplus	146,343	146,225
Retained earnings	64,604	65,486
Accumulated other comprehensive loss, net	(24,370)	(22,520)
TOTAL SHAREHOLDERS' EQUITY	103,565	106,178
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,345,721	$1,363,874

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$12,609	$9,725	$24,885	$19,221
Interest bearing deposits and short-term investments	73	64	130	82
Investment securities:
Available for sale	1,722	1,304	3,492	2,427
Held to maturity	475	434	946	825
Total Interest Income	14,879	11,527	29,453	22,555
INTEREST EXPENSE
Deposits	5,019	956	9,208	1,752
Short-term borrowings	335	3	829	3
Advances from Federal Home Loan Bank	128	156	210	332
Financing lease liabilities	24	25	48	51
Subordinated debt	263	263	526	526
Total Interest Expense	5,769	1,403	10,821	2,664
Net Interest Income	9,110	10,124	18,632	19,891
Provision (credit) for credit losses	43	(325)	1,222	(725)
Net Interest Income after Provision (Credit) for Credit Losses	9,067	10,449	17,410	20,616
NON-INTEREST INCOME
Wealth management fees	2,789	2,976	5,527	6,141
Service charges on deposit accounts	280	263	546	535
Net gains on loans held for sale	38	35	64	130
Mortgage related fees	34	32	67	65
Gain on sale of Visa Class B shares	—	—	1,748	—
Bank owned life insurance	242	231	481	440
Other income	479	601	936	1,162
Total Non-Interest Income	3,862	4,138	9,369	8,473
NON-INTEREST EXPENSE
Salaries and employee benefits	7,728	6,963	14,903	14,368
Net occupancy expense	713	697	1,485	1,438
Equipment expense	422	415	837	812
Professional fees	1,907	838	3,215	1,468
Data processing and IT expense	1,080	937	2,158	1,890
Supplies, postage and freight	164	144	343	309
Miscellaneous taxes and insurance	323	349	662	672
Federal deposit insurance expense	175	130	300	275
Other expense	665	1,637	1,237	2,357
Total Non-Interest Expense	13,177	12,110	25,140	23,589

PRETAX INCOME (LOSS)	(248)	2,477	1,639	5,500
Provision (credit) for income taxes	(61)	496	311	1,101
NET INCOME (LOSS)	$(187)	$1,981	$1,328	$4,399
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$(0.01)	$0.12	$0.08	$0.26
Average number of shares outstanding	17,147	17,109	17,139	17,102
Diluted:
Net income (loss)	$(0.01)	$0.12	$0.08	$0.26
Average number of shares outstanding	17,147	17,149	17,148	17,148

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
COMPREHENSIVE LOSS
Net income (loss)	$(187)	$1,981	$1,328	$4,399
Other comprehensive loss
Pension obligation change for defined benefit plan	—	(5,681)	—	(4,518)
Income tax effect	—	1,193	—	949
Unrealized holding losses on available for sale securities arising during period	(3,241)	(5,433)	(2,673)	(12,851)
Income tax effect	681	1,141	562	2,699
Fair value change for interest rate hedge	1,159	—	330	—
Income tax effect	(243)	—	(69)	—
Other comprehensive loss	(1,644)	(8,780)	(1,850)	(13,721)
Comprehensive loss	$(1,831)	$(6,799)	$(522)	$(9,322)

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
COMMON STOCK
Balance at beginning of period	$268	$267	$267	$267
New common shares issued for exercise of stock options (13 shares for the three months ended June 30, 2022 and 29,653 and 27,597 shares for the six months ended June 30, 2023 and 2022, respectively)	—	—	1	—
Balance at end of period	268	267	268	267
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,280)	(83,280)	(83,280)
Treasury stock purchased	—	—	—	—
Balance at end of period	(83,280)	(83,280)	(83,280)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	146,331	146,162	146,225	146,069
New common shares issued for exercise of stock options (13 shares for the three months ended June 30, 2022 and 29,653 and 27,597 shares for the six months ended June 30, 2023 and 2022, respectively)	—	—	94	80
Stock option expense	12	13	24	26
Balance at end of period	146,343	146,175	146,343	146,175
RETAINED EARNINGS
Balance at beginning of period	65,306	61,996	65,486	60,005
Net income (loss)	(187)	1,981	1,328	4,399
Cash dividend declared on common stock ($0.030 for the three months ended June 30, 2023 and 2022 and $0.060 and $0.055 for the six months ended June 30, 2023 and 2022, respectively)	(515)	(514)	(1,029)	(941)
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	(1,181)	—
Balance at end of period	64,604	63,463	64,604	63,463
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(22,726)	(11,453)	(22,520)	(6,512)
Other comprehensive loss	(1,644)	(8,780)	(1,850)	(13,721)
Balance at end of period	(24,370)	(20,233)	(24,370)	(20,233)
TOTAL SHAREHOLDERS’ EQUITY	$103,565	$106,392	$103,565	$106,392

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$1,328	$4,399
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	1,222	(725)
Depreciation and amortization expense	1,055	1,029
Amortization expense of core deposit intangible	15	16
Amortization of fair value adjustment on acquired time deposits	(23)	(63)
Net amortization of investment securities	29	63
Net amortization of deferred loan fees	(61)	(396)
Net gains on loans held for sale	(64)	(130)
Origination of mortgage loans held for sale	(3,961)	(7,518)
Sales of mortgage loans held for sale	3,524	7,377
Decrease (increase) in accrued interest receivable	14	(110)
Increase (decrease) in accrued interest payable	1,234	(346)
Earnings on bank-owned life insurance	(481)	(440)
Deferred income taxes	(257)	455
Stock compensation expense	24	26
Net change in operating leases	(31)	(48)
Other, net	(1,073)	(2,541)
Net cash provided by operating activities	2,494	1,048
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(4,999)	(34,396)
Purchase of investment securities — held to maturity	(1,943)	(7,114)
Proceeds from maturities of investment securities — available for sale	10,484	12,427
Proceeds from maturities of investment securities — held to maturity	1,848	1,836
Purchase of regulatory stock	(10,033)	(1,100)
Proceeds from redemption of regulatory stock	11,357	1,404
Long-term loans originated	(86,294)	(104,816)
Principal collected on long-term loans	89,399	125,814
Purchases of premises and equipment	(623)	(1,033)
Proceeds from sale of other real estate owned and repossessed assets	39	14
Net cash provided by (used in) investing activities	9,235	(6,964)
FINANCING ACTIVITIES
Net increase in deposit balances	19,055	3,441
Net decrease in other short-term borrowings	(31,965)	—
Principal borrowings on advances from Federal Home Loan Bank	10,920	—
Principal repayments on advances from Federal Home Loan Bank	(14,568)	(8,625)
Principal payments on financing lease liabilities	(112)	(108)
Stock options exercised	94	80
Common stock dividend paid	(1,029)	(941)
Net cash used in financing activities	(17,605)	(6,153)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,876)	(12,069)
CASH AND CASH EQUIVALENTS AT JANUARY 1	22,962	41,101
CASH AND CASH EQUIVALENTS AT JUNE 30	$17,086	$29,032

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank) and AmeriServ Trust and Financial Services Company (the Trust Company). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.4 billion and $2.3 billion that are not reported on the Company’s Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, respectively.

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

4.    Revenue Recognition

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 81.8% of the total revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of June 30, 2023 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts - The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income - Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders which allows our customers to access their account electronically at ATMs and POS terminals. Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied its performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and six-month periods ending June 30, 2023 and 2022 (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Non-interest income:
In-scope of Topic 606
Wealth management fees	$2,789	$2,976	$5,527	$6,141
Service charges on deposit accounts	280	263	546	535
Other	516	511	997	983
Non-interest income (in-scope of topic 606)	3,585	3,750	7,070	7,659
Non-interest income (out-of-scope of topic 606)	277	388	2,299	814
Total non-interest income	$3,862	$4,138	$9,369	$8,473

5.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three-month periods ending June 30, 2023 and 2022, options to purchase 292,500 common shares, with an exercise price of $2.96 to $4.22, and options to purchase 22,000 common shares, with an exercise price of $4.00 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. For the six-month periods ending June 30, 2023 and 2022, options to purchase 172,000 common shares, with an exercise price of $3.83 to $4.22, and options to purchase 12,000 common shares, with an exercise price of $4.19 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
Numerator:
Net income (loss)	$(187)	$1,981	$1,328	$4,399
Denominator:
Weighted average common shares outstanding (basic)	17,147	17,109	17,139	17,102
Effect of stock options	—	40	9	46
Weighted average common shares outstanding (diluted)	17,147	17,149	17,148	17,148
Earnings per common share:
Basic	$(0.01)	$0.12	$0.08	$0.26
Diluted	(0.01)	0.12	0.08	0.26

6.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made $500,000 in income tax payments in the first six months of 2023 compared to $600,000 in the same 2022 period. The Company made total interest payments of $9,587,000 in the first six months of 2023 compared to $3,010,000 in the same 2022 period. The Company had no non-cash transfers to other real estate owned (OREO) and repossessed assets in the first six months of 2023 compared to $14,000 in the same 2022 period. During the first six months of 2023, the Company did not enter into any new lease agreements. During the first six months of 2022, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $45,000.

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

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as taxable municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At June 30, 2023, the allowance for credit losses on the held to maturity securities portfolio totaled $109,000.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision (credit) for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $363,000 at June 30, 2023 and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status at June 30, 2023.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At June 30, 2023, the allowance for credit losses on the available for sale securities portfolio totaled $926,000.

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

Accrued interest receivable on available for sale debt securities totaled $968,000 at June 30, 2023 and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the Company had one available for sale debt security in non-accrual status at June 30, 2023 totaling $926,000 with an associated allowance for credit losses of $926,000.

Credit Losses on Investment Securities – Prior to adopting ASU 2016-13

The Company adopted ASU 2016-13 effective January 1, 2023. Financial statement amounts related to investment securities recorded as of December 31, 2022 and for the period ending June 30, 2022 are presented in accordance with the accounting policies described in the following paragraphs.

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

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale (AFS):

	June 30, 2023
		GROSS	GROSS	ALLOWANCE
		UNREALIZED	UNREALIZED	FOR CREDIT	FAIR
	COST BASIS	GAINS	LOSSES	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$11,655	$—	$(1,266)	$—	$10,389
U.S. Agency mortgage-backed securities	99,945	17	(13,126)	—	86,836
Municipal	20,672	—	(1,678)	—	18,994
Corporate bonds	60,663	4	(5,533)	(926)	54,208
Total	$192,935	$21	$(21,603)	$(926)	$170,427

Investment securities held to maturity (HTM):

	June 30, 2023
		GROSS	GROSS		ALLOWANCE
		UNREALIZED	UNREALIZED	FAIR	FOR CREDIT
	COST BASIS	GAINS	LOSSES	VALUE	LOSSES

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(444)	$2,056	$—
U.S. Agency mortgage-backed securities	19,957	3	(2,317)	17,643	—
Municipal	33,975	—	(3,533)	30,442	(2)
Corporate bonds and other securities	5,400	—	(112)	5,288	(107)
Total	$61,832	$3	$(6,406)	$55,429	$(109)

Investment securities available for sale (AFS):

	December 31, 2022
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$11,797	$1	$(1,265)	$10,533
U.S. Agency mortgage-backed securities	102,631	64	(12,710)	89,985
Municipal	20,837	—	(1,799)	19,038
Corporate bonds	63,152	30	(3,230)	59,952
Total	$198,417	$95	$(19,004)	$179,508

Investment securities held to maturity (HTM):

	December 31, 2022
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(432)	$2,068
U.S. Agency mortgage-backed securities	18,877	8	(2,212)	16,673
Municipal	33,993	2	(3,880)	30,115
Corporate bonds and other securities	6,508	—	(172)	6,336
Total	$61,878	$10	$(6,696)	$55,192

The Company sold no AFS securities during the second quarter or first six months of 2023 and 2022.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $133,639,000 at June 30, 2023 and $134,002,000 at December 31, 2022.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of June 30, 2023, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.8% of the par value.

Contractual maturities of securities at June 30, 2023 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at June 30, 2023 is 54.7 months and is shorter than the duration at December 31, 2022 which was 56.0 months. The duration remains within our internally established guideline to not exceed 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	June 30, 2023
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$4,220	$4,174	$3,413	$3,376
After 1 year but within 5 years	48,377	45,721	11,926	11,330
After 5 years but within 10 years	46,387	39,518	25,497	22,364
Over 10 years	93,951	81,014	20,996	18,359
Total	$192,935	$170,427	$61,832	$55,429

The following table summarizes the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2023, aggregated by security type and length of time in a continuous loss position (in thousands):

	June 30, 2023
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$1,955	$(42)	$8,434	$(1,224)	$10,389	$(1,266)
U.S. Agency mortgage-backed securities	25,108	(1,316)	57,621	(11,810)	82,729	(13,126)
Municipal	3,766	(132)	14,728	(1,546)	18,494	(1,678)
Corporate bonds	24,229	(1,723)	26,477	(3,810)	50,706	(5,533)
Total	$55,058	$(3,213)	$107,260	$(18,390)	$162,318	$(21,603)

At June 30, 2023, within the available for sale debt securities portfolio, the Company had three U.S. Agency, 40 U.S. Agency mortgage-backed securities, 11 municipal, and 39 corporate bonds that have been in a gross unrealized loss position for less than 12 months with depreciation of 5.5% from its amortized cost basis. Additionally, at June 30, 2023, within the available for sale debt securities portfolio, the Company had 11 U.S. Agency, 112 U.S. Agency mortgage-backed securities, 47 municipal, and 54 corporate bonds that have been in a gross unrealized loss position for greater than 12 months with depreciation of 14.6% from its amortized cost basis.

These unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields decrease, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, no provision for credit losses has been recorded for these securities. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

The Company did not record a provision for credit losses on available for sale debt securities during the second quarter of 2023 while a $926,000 provision for credit losses on available for sale debt securities was recorded during the first six months of 2023. The recognition of the loss resulted from a subordinated debt investment issued by Signature Bank which was closed by banking regulators on March 12, 2023. In a press release issued by the Federal Deposit Insurance Corporation (FDIC), it was disclosed that unsecured debt holders of the institution will not be protected. Management reviewed the Form 10-K for the year ended December 31, 2022 filed by Signature Bank, which was filed on March 1, 2023, and determined that no circumstances existed to indicate that the debt security held by the Company was impaired as of December 31, 2022. Specifically, as of December 31, 2022, Signature Bank had total assets of $110.4 billion, net income of $1.3 billion for the year then ended, and demonstrated strong regulatory capital ratios. The corporate security has been placed in non-accrual status and approximately $17,000 of unpaid interest previously credited to income was reversed.

The following tables present the activity in the allowance for credit losses on held to maturity debt securities by major security type for the three and six months ended June 30, 2023 (in thousands).

	Three months ended June 30, 2023
	Balance at	Charge-		Provision	Balance at
	March 31, 2023	Offs	Recoveries	(Credit)	June 30, 2023
U.S. Agency	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—
Municipal	3	—	—	(1)	2
Corporate bonds and other securities	80	—	—	27	107
Total	$83	$—	$—	$26	$109

	Six months ended June 30, 2023
	Balance at	Impact of Adopting	Charge-		Provision	Balance at
	December 31, 2022	ASU 2016-13	Offs	Recoveries	(Credit)	June 30, 2023
U.S. Agency	$—	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—	—
Municipal	—	3	—	—	(1)	2
Corporate bonds and other securities	—	111	—	—	(4)	107
Total	$—	$114	$—	$—	$(5)	$109

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

Maintaining investment quality is a primary objective of the Company’s Investment Policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of A. The Company monitors the credit ratings of its debt securities on a quarterly basis. At June 30, 2023, 53.0% of the total investment securities portfolio was rated AAA as compared to 52.5% at December 31, 2022. Approximately 14.2% of the total investment securities portfolio was either rated below A or unrated at June 30, 2023 as compared to 14.7% at December 31, 2022.

Specifically, the following table summarizes the amortized cost of held to maturity debt securities at June 30, 2023, aggregated by credit quality indicator (in thousands).

	June 30, 2023
	Credit Rating
	AAA/AA/A	BBB/BB/B	Unrated	Total
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	19,957	—	—	19,957
Municipal	33,975	—	—	33,975
Corporate bonds and other securities	4,007	—	1,393	5,400
Total	$60,439	$—	$1,393	$61,832

The Company had no held to maturity debt securities in non-accrual status or past due 90 days still accruing interest at June 30, 2023. The underlying issuers continue to make timely principal and interest payments on the securities.

8.    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. Accrued interest receivable on loans totaled $3.5 million as of June 30, 2023 and December 31, 2022 which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan.

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

The loan portfolio of the Company consists of the following (in thousands):

June 30, 2023
Commercial:
Commercial real estate (owner occupied) (1)	$86,949
Other commercial and industrial	150,842
Commercial real estate (non-owner occupied):
Retail (1)	153,164
Multi-family (1)	100,322
Other (1)	219,558
Residential mortgages	175,787
Consumer	101,039
Loans, net of unearned income	$987,661

December 31, 2022
Commercial:
Commercial and industrial	$153,398
Paycheck Protection Program (PPP)	22
Commercial real estate (owner occupied) (1)	75,158
Commercial real estate (non-owner occupied) (1)	450,744
Residential mortgages (1)	297,971
Consumer	13,473
Loans, net of unearned income	$990,766
(1)	Real estate construction loans constituted 2.4% and 4.7% of the Company’s total loans, net of unearned income as of June 30, 2023 and December 31, 2022, respectively.

Loan balances at June 30, 2023 and December 31, 2022 are net of unearned income of $327,000 and $343,000, respectively.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has aligned our segmentation to the quarterly Call Report. This allowed the Company to use not only our data, but also peer institutions to supplement loss observations in determining our qualitative adjustments. Some further sub-

segmenting was performed on the commercial and industrial (C&I) and commercial real estate (CRE) portfolios based on collateral type. The Company has identified the following portfolio segments:

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

The following tables summarize the rollforward of the allowance for credit losses by loan portfolio segment for the three- and six-month periods ending June 30, 2023 and 2022 (in thousands).

	Three months ended June 30, 2023
	Balance at	Charge-		Provision	Balance at
	March 31, 2023	Offs	Recoveries	(Credit)	June 30, 2023
Commercial real estate (owner occupied)	$1,320	$—	$6	$191	$1,517
Other commercial and industrial	2,873	—	1	(25)	2,849
Commercial real estate (non-owner occupied) - retail	1,486	—	—	(9)	1,477
Commercial real estate (non-owner occupied) - multi-family	1,146	—	2	(3)	1,145
Other commercial real estate (non-owner occupied)	3,197	—	3	(113)	3,087
Residential mortgages	1,032	—	1	4	1,037
Consumer	1,078	(30)	72	(11)	1,109
Total	$12,132	$(30)	$85	$34	$12,221

	Three months ended June 30, 2022
	Balance at	Charge-		Provision	Balance at
	March 31, 2022	Offs	Recoveries	(Credit)	June 30, 2022
Commercial	$3,251	$—	$—	$(93)	$3,158
Commercial real estate (non-owner occupied)	5,930	—	13	(227)	5,716
Residential mortgages	1,465	(23)	4	27	1,473
Consumer	99	(41)	18	26	102
Allocation for general risk	1,177	—	—	(58)	1,119
Total	$11,922	$(64)	$35	$(325)	$11,568

	Six months ended June 30, 2023
	Balance at	Impact of Adopting	Charge-		Provision	Balance at
	December 31, 2022	ASU 2016-13	Offs	Recoveries	(Credit)	June 30, 2023
Commercial real estate (owner occupied)	$—	$1,380	$—	$12	$125	$1,517
Other commercial and industrial	—	2,908	—	2	(61)	2,849
Commercial real estate (non-owner occupied) - retail	—	1,432	—	—	45	1,477
Commercial real estate (non-owner occupied) - multi-family	—	1,226	—	3	(84)	1,145
Other commercial real estate (non-owner occupied)	5,972	(2,776)	—	7	(116)	3,087
Commercial (owner occupied real estate and other)	2,653	(2,653)	—	—	—	—
Residential mortgages	1,380	(355)	—	3	9	1,037
Consumer	85	695	(169)	81	417	1,109
Allocation for general risk	653	(653)	—	—	—	—
Total	$10,743	$1,204	$(169)	$108	$335	$12,221

	Six months ended June 30, 2022
	Balance at	Charge-		Provision	Balance at
	December 31, 2021	Offs	Recoveries	(Credit)	June 30, 2022
Commercial	$3,071	$(72)	$—	$159	$3,158
Commercial real estate (non-owner occupied)	6,392	—	26	(702)	5,716
Residential mortgages	1,590	(23)	12	(106)	1,473
Consumer	113	(86)	38	37	102
Allocation for general risk	1,232	—	—	(113)	1,119
Total	$12,398	$(181)	$76	$(725)	$11,568

The Company recorded a $34,000 provision for credit losses in the second quarter of 2023 as compared to a $325,000 provision recovery recorded in the second quarter of 2022. For the first six months of 2023, the Company recorded a $335,000 provision for credit losses compared to a $725,000 provision recovery recorded in the first six months of 2022, representing a $1.1 million unfavorable shift between years. The 2023 provision for credit losses in the loan portfolio was necessary due to risk rating and non-accrual activity. Specifically, total classified and criticized loan levels exhibited a net increase during the first six months of 2023 due to the risk rating downgrade of three commercial real estate loan relationships. In addition, an increased historical loss rate within the consumer loan pool resulted in a significant increase in the allocated allowance for credit losses despite contraction within the portfolio since the beginning of the year.

Non-performing assets increased from $5.2 million at December 31, 2022 to $5.7 million at June 30, 2023 primarily due to an increase in non-accrual loans reflecting the transfer of a commercial real estate loan relationship together with a small business loan to non-accrual status which were partially offset by a decline in non-accrual residential mortgage loans. Overall, non-performing assets remain well controlled at 0.57% of total loans. Through six months of 2023, the Company experienced net loan charge-offs of $61,000, or 0.01% of total average loans, which compares favorably to net charge-offs of $105,000, or 0.02% of total average loans, in the first half of 2022. In summary, the allowance for credit losses on our loan portfolio provided 216% coverage of non-performing assets, and 1.24% of total loans, on June 30, 2023, compared to 207% coverage of non-performing assets, and 1.08% of total loans, on December 31, 2022.

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

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 68% of the second quarter of 2023 general reserve represented qualitative adjustment with 32% representing quantitative reserve.

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

The following tables summarize the loan portfolio and allowance for credit losses (in thousands).

	At June 30, 2023
	Commercial real estate (owner occupied)	Other commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$—	$1,884	$—	$—	$2,625	$—	$—	$4,509
Collectively evaluated	86,949	148,958	153,164	100,322	216,933	175,787	101,039	983,152
Total loans	$86,949	$150,842	$153,164	$100,322	$219,558	$175,787	$101,039	$987,661
Allowance for credit losses:
Specific reserve allocation	$—	$398	$—	$—	$2	$—	$—	$400
General reserve allocation	1,517	2,451	1,477	1,145	3,085	1,037	1,109	11,821
Total allowance for credit losses	$1,517	$2,849	$1,477	$1,145	$3,087	$1,037	$1,109	$12,221

	At December 31, 2022
		Commercial
		real estate	Residential		Allocation for
	Commercial	(non-owner occupied)	mortgages	Consumer	general risk	Total
Loans:
Individually evaluated	$1,989	$1,586	$—	$—		$3,575
Collectively evaluated	226,589	449,158	297,971	13,473		987,191
Total loans	$228,578	$450,744	$297,971	$13,473		$990,766
Allowance for credit losses:
Specific reserve allocation	$520	$3	$—	$—	$—	$523
General reserve allocation	2,133	5,969	1,380	85	653	10,220
Total allowance for credit losses	$2,653	$5,972	$1,380	$85	$653	$10,743

The following table presents the amortized cost basis of collateral-dependent loans by class of loans (in thousands).

Collateral Type
June 30, 2023	Real Estate
Commercial real estate (non-owner occupied):
Other	$2,625
Total	$2,625

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

	At June 30, 2023
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due over 90 days still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$—	$—	$—	$—	$—	$—
Other commercial and industrial	—	1,884	1,884	—	—	1,884
Commercial real estate (non-owner occupied) - retail	—	—	—	—	—	—
Commercial real estate (non-owner occupied) - multi-family	—	—	—	—	—	—
Other commercial real estate (non-owner occupied)	2,623	2	2,625	—	—	2,625
Residential mortgages	—	483	483	—	—	483
Consumer	—	658	658	—	—	658
Total	$2,623	$3,027	$5,650	$—	$—	$5,650

At December 31, 2022
Non-accrual loans:
Commercial and industrial	$1,989
Commercial real estate (non-owner occupied)	1,586
Residential mortgages	1,577
Consumer	9
Total	5,161

Other real estate owned and repossessed assets:
Residential mortgages	38
Consumer	1
Total	39
Total non-performing assets	$5,200

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

	At June 30, 2023
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2023	2022	2021	2020	2019	Prior	Basis	Term	Total

	(IN THOUSANDS)
Commercial real estate (owner occupied)
Pass	$11,141	$7,133	$15,791	$8,714	$11,206	$28,054	$550	$—	$82,589
Special Mention	—	—	466	—	2,258	—	703	—	3,427
Substandard	—	—	—	—	—	933	—	—	933
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,141	$7,133	$16,257	$8,714	$13,464	$28,987	$1,253	$—	$86,949
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial
Pass	$6,899	$38,924	$14,421	$6,701	$9,086	$22,770	$46,514	$—	$145,315
Special Mention	—	—	134	—	—	—	—	—	134
Substandard	—	44	—	—	—	1,480	3,869	—	5,393
Doubtful	—	—	—	—	—	—	—	—	—
Total	$6,899	$38,968	$14,555	$6,701	$9,086	$24,250	$50,383	$—	$150,842
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - retail
Pass	$18,022	$23,764	$33,677	$23,560	$9,417	$43,475	$1,249	$—	$153,164
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,022	$23,764	$33,677	$23,560	$9,417	$43,475	$1,249	$—	$153,164
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$8,836	$16,760	$16,028	$12,232	$11,937	$33,067	$351	$—	$99,211
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	990	—	121	—	—	1,111
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,836	$16,760	$16,028	$13,222	$11,937	$33,188	$351	$—	$100,322
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$9,658	$31,998	$49,024	$20,531	$23,427	$60,265	$1,111	$—	$196,014
Special Mention	—	—	—	—	—	3,911	—	—	3,911
Substandard	—	1,080	—	—	7,047	11,305	—	199	19,631
Doubtful	—	—	—	—	—	2	—	—	2
Total	$9,658	$33,078	$49,024	$20,531	$30,474	$75,483	$1,111	$199	$219,558
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by risk rating
Pass	$54,556	$118,579	$128,941	$71,738	$65,073	$187,631	$49,775	$—	$676,293
Special Mention	—	—	600	—	2,258	3,911	703	—	7,472
Substandard	—	1,124	—	990	7,047	13,839	3,869	199	27,068
Doubtful	—	—	—	—	—	2	—	—	2
Total	$54,556	$119,703	$129,541	$72,728	$74,378	$205,383	$54,347	$199	$710,835
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	At December 31, 2022
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$148,361	$—	$5,037	$—	$153,398
Paycheck Protection Program (PPP)	22	—	—	—	22
Commercial real estate (owner occupied)	74,187	—	971	—	75,158
Commercial real estate (non-owner occupied)	423,486	11,015	16,240	3	450,744
Total	$646,056	$11,015	$22,248	$3	$679,322

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

	At June 30, 2023
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2023	2022	2021	2020	2019	Prior	Basis	Term	Total

	(IN THOUSANDS)
Residential mortgages
Performing	$6,524	$12,221	$63,231	$46,114	$7,447	$39,767	$—	$—	$175,304
Non-performing	—	—	—	—	—	483	—	—	483
Total	$6,524	$12,221	$63,231	$46,114	$7,447	$40,250	$—	$—	$175,787
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$7,147	$22,636	$11,061	$3,711	$1,405	$6,011	$48,410	$—	$100,381
Non-performing	17	—	—	47	49	287	159	99	658
Total	$7,164	$22,636	$11,061	$3,758	$1,454	$6,298	$48,569	$99	$101,039
Current period gross charge-offs	$4	$35	$17	$—	$3	$110	$—	$—	$169
Total by payment performance
Performing	$13,671	$34,857	$74,292	$49,825	$8,852	$45,778	$48,410	$—	$275,685
Non-performing	17	—	—	47	49	770	159	99	1,141
Total	$13,688	$34,857	$74,292	$49,872	$8,901	$46,548	$48,569	$99	$276,826
Current period gross charge-offs	$4	$35	$17	$—	$3	$110	$—	$—	$169

	At December 31, 2022
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Residential mortgages	$296,401	$1,570	$297,971
Consumer	13,457	16	13,473
Total	$309,858	$1,586	$311,444

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At June 30, 2023

		30 – 59	60 – 89
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$86,949	$—	$—	$—	$—	$86,949
Other commercial and industrial	150,765	77	—	—	77	150,842
Commercial real estate (non-owner occupied) - retail	153,164	—	—	—	—	153,164
Commercial real estate (non-owner occupied) - multi-family	100,322	—	—	—	—	100,322
Other commercial real estate (non-owner occupied)	218,478	—	268	812	1,080	219,558
Residential mortgages	174,719	43	470	555	1,068	175,787
Consumer	99,594	773	294	378	1,445	101,039
Total	$983,991	$893	$1,032	$1,745	$3,670	$987,661

	At December 31, 2022

		30 – 59	60 – 89
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS

	(IN THOUSANDS)
Commercial and industrial	$152,314	$797	$287	$—	$1,084	$153,398
Paycheck Protection Program (PPP)	22	—	—	—	—	22
Commercial real estate (owner occupied)	74,960	198	—	—	198	75,158
Commercial real estate (non-owner occupied)	446,809	3,935	—	—	3,935	450,744
Residential mortgages	295,790	489	422	1,270	2,181	297,971
Consumer	13,290	60	114	9	183	13,473
Total	$983,185	$5,479	$823	$1,279	$7,581	$990,766

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

The following table summarizes the amortized cost basis, as of June 30, 2023, of loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023 (in thousands).

	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Other commercial and industrial	$428	0.28%
Total	$428

	Combination - Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Other commercial real estate (non-owner occupied)	$7,047	3.21%
Total	$7,047

At June 30, 2023, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

Term Extension
Loan Type	Financial Effect
Other commercial and industrial

During the first quarter of 2023, provided five month expiration date extension on non-accrual line of credit under which availability has been eliminated. During the second quarter of 2023, provided the same borrower with a one year maturity date extension

Combination - Interest Rate Reduction and Term Extension
Loan Type	Financial Effect
Other commercial real estate (non-owner occupied)

During the second quarter, provided seven months of interest only payments at a reduced rate with the remaining portion of interest, totaling approximately $303,000, being deferred until maturity. Additionally, provided three month maturity date extension

The Company had no loans which were modified to borrowers experiencing financial difficulty which subsequently defaulted during the three and six months ended June 30, 2023. The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Specifically, the $7.0 million other commercial real estate (non-owner occupied) loan disclosed above is secured by a mixed use (retail/office) property located within the City of Pittsburgh, but not in the downtown central business district. Additionally, a recent appraisal of the property supports the collectability of the outstanding loan balance as the borrower works to find new tenants for open spaces. As of June 30, 2023, the modified loans described in the tables above were current as to payments.

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

10.  Short-Term Borrowings and Advances from Federal Home Loan Bank

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At June 30, 2023
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$56,676	5.39%
FHLB Advances	2023	1,000	2.86
	2024	4,197	1.19
	2025	—	—
	2026	6,920	3.94
	2027	4,000	3.91
Total FHLB advances		16,117	3.15
Total short-term and FHLB borrowings		$72,793	4.90%

	At December 31, 2022
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$88,641	4.45%
FHLB Advances	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		19,765	1.50
Total short-term and FHLB borrowings		$108,406	3.91%

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

11.  Accumulated Other Comprehensive Loss

The following tables present the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30, 2023				Three months ended June 30, 2022
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on	Defined
	Investment	Interest	Benefit		Investment	Benefit
	Securities	Rate	Pension		Securities	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$(14,489)	$(655)	$(7,582)	$(22,726)	$(4,474)	$(6,979)	$(11,453)
Other comprehensive income (loss) before reclassifications	(2,560)	991	—	(1,569)	(4,292)	(5,577)	(9,869)
Amounts reclassified from accumulated other comprehensive loss	—	(75)	—	(75)	—	1,089	1,089
Net current period other comprehensive income (loss)	(2,560)	916	—	(1,644)	(4,292)	(4,488)	(8,780)
Ending balance	$(17,049)	$261	$(7,582)	$(24,370)	$(8,766)	$(11,467)	$(20,233)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

	Six months ended June 30, 2023				Six months ended June 30, 2022
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on	Defined
	Investment	Interest	Benefit		Investment	Benefit
	Securities	Rate	Pension		Securities	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$(14,938)	$—	$(7,582)	$(22,520)	$1,386	$(7,898)	$(6,512)
Other comprehensive income (loss) before reclassifications	(2,111)	355	—	(1,756)	(10,152)	(4,945)	(15,097)
Amounts reclassified from accumulated other comprehensive loss	—	(94)	—	(94)	—	1,376	1,376
Net current period other comprehensive income (loss)	(2,111)	261	—	(1,850)	(10,152)	(3,569)	(13,721)
Ending balance	$(17,049)	$261	$(7,582)	$(24,370)	$(8,766)	$(11,467)	$(20,233)

(1) Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following tables present the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	June 30, 2023	June 30, 2022	statement of operations
Interest rate hedge
	$(95)	$—	Interest expense - Deposits
	20	—	Provision (credit) for income taxes
	$(75)	$—
Amortization of estimated defined benefit pension plan loss(2)
	$—	$1,378	Other expense
	—	(289)	Provision (credit) for income taxes
	$—	$1,089
Total reclassifications for the period	$(75)	$1,089

(1) Amounts in parentheses indicate credits.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the six	For the six
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	June 30, 2023	June 30, 2022	statement of operations
Interest rate hedge
	$(119)	$—	Interest expense - Deposits
	25	—	Provision (credit) for income taxes
	$(94)	$—
Amortization of estimated defined benefit pension plan loss(2)
	$—	$1,742	Other expense
	—	(366)	Provision (credit) for income taxes
	$—	$1,376
Total reclassifications for the period	$(94)	$1,376

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2023, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At June 30, 2023
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$154,095	14.01%	$138,575	12.65%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	114,211	10.38	125,356	11.44	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,211	10.38	125,356	11.44	6.00	8.00
Tier 1 Capital (To Average Assets)	114,211	8.45	125,356	9.37	4.00	5.00

	At December 31, 2022
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$153,092	13.87%	$136,767	12.44%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	114,959	10.41	125,278	11.39	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,959	10.41	125,278	11.39	6.00	8.00
Tier 1 Capital (To Average Assets)	114,959	8.52	125,278	9.39	4.00	5.00

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

The following table summarizes the interest rate swap transactions that impacted the Company’s first six months of 2023 and 2022 performance (in thousands, except percentages).

	At June 30, 2023
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$65,187	7.22%	Monthly	$953
Swap liabilities	N/A	(65,187)	(7.22)	Monthly	(953)
Net exposure		$—	—%		$—

	At June 30, 2022
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$65,138	2.95%	Monthly	$(396)
Swap liabilities	N/A	(65,138)	(2.95)	Monthly	396
Net exposure		$—	—%		$—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPA can be found in Note 17. The notional amount of the risk participation agreement outstanding at June 30, 2023 and December 31, 2022 was $1.9 million and $2.1 million, respectively.

Interest Rate Hedge

The Company has entered into two interest rate swaps with a total notional value of $60 million in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. The hedge transactions allow the Company to add stability to interest expense and manage its exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in accumulated other comprehensive loss (within Shareholders’ Equity), net of tax, with a corresponding offset within other liabilities. Disclosures related to the fair value of the interest rate hedge can be found in Note 17. Amounts recorded in accumulated other comprehensive loss for the effective portion of changes in the fair value are subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the period ended June 30, 2023.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the three and six months ended June 30, 2023, the Company had $95,000 and $119,000 of gains, respectively, which resulted in a decrease to interest expense. In the twelve months that follow June 30, 2023, the Company estimates that approximately $518,000 will be reclassified as a decrease to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates. As of June 30, 2023, the maximum length of time over which forecasted transactions are hedged is three years with all hedge transactions terminating in the first half of 2026.

The following table summarizes the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the three and six months ended June 30, 2023 (in thousands).

	Three months ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Loss on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Compreshensive Loss
Interest rate hedge	$1,159	Interest expense - Deposits	$(95)
Total	$1,159		$(95)

	Six months ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Loss on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Compreshensive Loss
Interest rate hedge	$330	Interest expense - Deposits	$(119)
Total	$330		$(119)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at June 30, 2023 and 2022.

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

The contribution of the major business segments to the Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023		June 30, 2023
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$13,671	$4,157	$27,029	$7,825
Wealth management	2,792	(28)	5,538	420
Investment/Parent	(3,491)	(4,316)	(4,566)	(6,917)
Total	$12,972	$(187)	$28,001	$1,328

	Three months ended		Six months ended
	June 30, 2022		June 30, 2022
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$12,421	$2,947	$24,571	$6,134
Wealth management	2,993	510	6,179	1,233
Investment/Parent	(1,152)	(1,476)	(2,386)	(2,968)
Total	$14,262	$1,981	$28,364	$4,399

15.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $239.0 million and $227.6 million along with standby letters of credit of $7.9 million and $9.0 million as of June 30, 2023 and December 31, 2022, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision (credit) for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $889,000 at June 30, 2023 and $746,000 at December 31, 2022.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

16.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities and corporate bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$258	$363	$516	$727
Interest cost	435	349	870	697
Expected return on plan assets	(1,034)	(1,045)	(2,068)	(2,091)
Amortization of net loss	—	364	—	728
Settlement charge	—	1,014	—	1,014
Net periodic pension (benefit) cost	$(341)	$1,045	$(682)	$1,075

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The reduced pension expense in the second quarter and first six months of 2023 reflects the retirement of a larger than typical number of employees over the past two years who chose to take a lump sum payment instead of receiving future monthly annuity payments. These individuals are no longer included in the pension plan which therefore favorably impacts the Company’s basic pension expense. Additionally, the Company recognized a $1,014,000 settlement charge in connection with its defined benefit pension plan in the second quarter and first six months of 2022 while no such charge was recognized in the same periods of this year. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year.

The accrued pension liability, which had a positive (debit) balance of $22.0 million and $21.3 million, was reclassified to other assets on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. The balance of the accrued pension liability continues to be a positive value as a result of Company contributions to the plan and the revaluation of the obligation.

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

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at June 30, 2023
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$478	$478	$—	$—
Available for sale securities:
U.S. Agency	10,389	—	10,389	—
U.S. Agency mortgage-backed securities	86,836	—	86,836	—
Municipal	18,994	—	18,994	—
Corporate bonds	54,208	—	54,208	—
Interest rate swap asset (1)	6,175	—	6,175	—
Interest rate hedge (1)	331	—	331	—
Interest rate swap liability (2)	(6,272)	—	(6,272)	—
Risk participation agreement (2)	—	—	—	—

	Fair Value Measurements at December 31, 2022
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$502	$502	$—	$—
Available for sale securities:
U.S. Agency	10,533	—	10,533	—
U.S. Agency mortgage-backed securities	89,985	—	89,985	—
Municipal	19,038	—	19,038	—
Corporate bonds	59,952	—	59,952	—
Interest rate swap asset (1)	6,992	—	6,992	—
Interest rate swap liability (2)	(6,872)	—	(6,872)	—
Risk participation agreement (2)	—	—	—	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At June

30, 2023, individually evaluated loans using the collateral method with a carrying value of $2.6 million were reduced by a specific valuation allowance totaling $2,000 resulting in a net fair value of $2.6 million. At December 31, 2022, individually evaluated loans using the collateral method with a carrying value of $1.6 million were reduced by a specific valuation allowance totaling $3,000 resulting in a net fair value of $1.6 million.

Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. The Bank’s internal Collections and Assigned Risk Department estimates the fair value of repossessed assets, such as vehicles and equipment, using a formula driven analysis based on automobile or other industry data, less estimated costs to sell at the time of repossession. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less costs to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO and repossessed assets.

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
June 30, 2023	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Individually evaluated loans	$2,623	$—	$—	$2,623

	Fair Value Measurements
December 31, 2022	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$1,583	$—	$—	$1,583
Other real estate owned and repossessed assets	39	—	—	39

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
June 30, 2023	Fair Value	Techniques	Input	Range (Wgtd Avg)
Individually evaluated loans	$2,623	Appraisal of	Appraisal	0% to 100% (0.1%)
		collateral (1)	adjustments (2)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2022	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$1,583	Appraisal of	Appraisal	0% to 100% (0.2%)
		collateral (1)	adjustments (2)
Other real estate owned and repossessed assets	39	Appraisal of	Appraisal	52% (52%)
		collateral (1)	adjustments (2)
			Liquidation	10% to 39% (11%)
expenses
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on U.S. GAAP measurements and recorded carrying values at June 30, 2023 and December 31, 2022 for the remaining financial instruments not required to be reported at fair value were as follows:

	June 30, 2023
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$61,832	$55,429	$—	$52,499	$2,930
Loans held for sale	560	585	585	—	—
Loans, net of allowance for credit losses and unearned income	975,440	907,289	—	—	907,289
FINANCIAL LIABILITIES:
Deposits with stated maturities	301,734	299,269	—	—	299,269
All other borrowings (1)	42,782	41,004	—	—	41,004

	December 31, 2022
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$61,878	$55,192	$—	$52,323	$2,869
Loans held for sale	59	57	57	—	—
Loans, net of allowance for credit losses and unearned income	980,023	938,188	—	—	938,188
FINANCIAL LIABILITIES:
Deposits with stated maturities	286,004	281,297	—	—	281,297
All other borrowings (1)	46,409	44,759	—	—	44,759
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

THREE MONTHS ENDED JUNE 30, 2023 VS. THREE MONTHS ENDED JUNE 30, 2022

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	June 30, 2023	June 30, 2022
Net income (loss)	$(187)	$1,981
Diluted earnings per share	(0.01)	0.12
Return on average assets (annualized)	(0.06)%	0.59%
Return on average equity (annualized)	(0.72)%	7.10%

The Company reported a net loss of $187,000, or $0.01 per diluted common share. This earnings performance represented a $2,168,000, or 109.4%, decrease from the second quarter of 2022 when net income totaled $1,981,000, or $0.12 per diluted common share. The net loss reported in the second quarter of 2023 was primarily attributable to legal and professional costs incurred to defend the company against an activist investor waging a proxy contest for Board seats. The Company continued to effectively operate our customer relationship focused community bank in a conservative manner during this period of external distraction and took necessary steps to protect the best interests of all shareholders and stakeholders. Overall, a decrease to net interest income due to continued pressure from increasing deposit costs, along with a higher provision for credit losses and increased non-interest expense resulted in the lower level of earnings in the second quarter of 2023.

…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company’s net interest income performance for the second quarter of 2023 to the second quarter of 2022 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	June 30, 2023	June 30, 2022	Change	% Change
Interest income	$14,879	$11,527	$3,352	29.1%
Interest expense	5,769	1,403	4,366	311.2
Net interest income	$9,110	$10,124	$(1,014)	(10.0)
Net interest margin	2.89%	3.23%	(0.34)%	N/M

N/M — not meaningful

The Company's net interest income in the second quarter of 2023 decreased by $1.0 million, or 10.0%, from the prior year's second quarter while the net interest margin of 2.89% for the second quarter of 2023 represents a 34-basis point decrease from the second quarter of 2022. The decrease in net interest income reflects total interest expense increasing to a higher level than the increase in total interest income. The Company continues to benefit from increased yields on total loans and investment securities due to a higher U.S. Treasury yield curve and the Federal Reserve’s action to tighten monetary policy in their effort to tame decades high inflation. However, similar to what is occurring across the banking industry, the increased national interest rates have caused total deposit and borrowing costs to increase to a higher degree, resulting in net interest margin compression and lower net interest income.

Total average loans in the second quarter of 2023 compare favorably to the 2022 second quarter average by $9.1 million, or 0.9%. Excluding PPP loans, which still existed on the balance sheet in 2022, total average loans in the second quarter of 2023 exceeded last year’s second quarter by $13.8 million, or 1.4%. Loan pipelines continue to be strong, but customers have delayed fundings given the uncertainty that exists in the economy and expectations regarding interest rates. However, the strong level of production experienced throughout 2022 resulted in total average loans in the second quarter of 2023 comparing favorably to the second quarter of 2022. Growth in commercial & industrial loans (C&I) and home equity loans more than offset decreased commercial real estate (CRE), residential mortgage and consumer loans. Overall, the higher interest rate environment along with the higher average volumes of C&I and home equity loans, resulted in total loan interest income improving by $2.9 million, or 29.7%, for the second quarter of 2023 when compared to the second quarter of last year.

Total investment securities averaged $261.8 million for the second quarter of 2023 which is $21.2 million, or 8.8%, higher than the $240.6 million average for the second quarter of last year. The increase reflects additional securities purchased primarily during 2022 as the increased U.S. Treasury yield curve resulted in a more favorable market for securities purchasing activity. The higher rates resulted in yields for new federal agency mortgage-backed securities and federal agency bonds improving and exceeding the overall average yield of the existing securities portfolio causing interest income from the securities portfolio to increase by $459,000, or 26.4%, for the second quarter of this year.

Due to a combination of increased investment in securities, loan growth and total deposits modestly declining, short-term investments and bank deposits demonstrated a lower average balance in the second quarter of 2023 compared to last year’s second quarter by $25.0 million, or 87.0%. Despite this decline, the Company’s liquidity position remains strong. We will continue to carefully monitor our liquidity position and short-term investments as we expect deposits related to government stimulus programs to continue to decline during 2023. Overall, the 2023 second quarter average balance of total interest earning assets increased since last year’s second quarter average by $5.3 million, or 0.4%, while total interest income increased by $3.4 million, or 29.1%, compared to the second quarter of 2022.

On the liability side of the balance sheet, total average deposits for the second quarter of 2023 are $5.1 million, or 0.4%, lower than the 2022 second quarter average. The modest decrease since last year’s second quarter is reflective of a portion of the funds from the government stimulus programs leaving the balance sheet and reflects greater pricing competition in the market to retain deposits because of the increasing national interest rates. Since early March 2023 when two large bank failures occurred, customer fear of contagion within the industry caused deposit flight, especially uninsured deposits, from certain banks to other financial services providers. Despite this turmoil, AmeriServ Financial’s core deposit base continued to demonstrate the strength and stability that has been experienced for many years. In addition to its strong, loyal core deposit base, the Company has several other sources of liquidity including a significant unused borrowing capacity at the Federal Home Loan Bank, overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not currently utilize brokered deposits as a funding source. The loan to deposit ratio averaged 85.2% in the second quarter of 2023, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community during times of economic volatility.

Total interest expense in the second quarter of 2023 increased by $4.4 million, or 311.2%, when compared to the second quarter of 2022, due to higher deposit and short-term borrowings interest expense. Deposit interest expense was higher by $4.1 million, or 425.0%, despite the second quarter 2023 average volume of total interest bearing deposits remaining relatively consistent with the 2022 second quarter average, growing by $12.5 million, or 1.3%. The impact that the higher national interest rates had on deposit costs combined with increased market competition to retain and attract deposits contributed to net interest margin compression. For interest rate risk management purposes and in an effort to offset a portion of the unfavorable impact that rising funding costs are having on net interest income, management proactively executed a $50 million interest rate hedge in February 2023 and another $10 million interest rate hedge in April 2023 to fix the cost of certain deposits that are indexed and move with short-term interest rates. These hedging transactions brought the Company’s variability of net interest income to a more neutral position. Overall, total deposit cost averaged 1.74% in the second quarter of 2023, which is 141 basis points higher than total deposit cost of 0.33% in the second quarter of 2022.

Total borrowings interest expense increased by $303,000, or 67.8%, between the second quarter of 2023 and the second quarter of 2022. The increase results from the impact that the higher national interest rates had on overnight borrowings cost as well as the Company utilizing more overnight borrowed funds in 2023. Total overnight borrowings averaged $25.0 million in the second quarter of 2023 after only $1.5 million of average overnight borrowings were utilized during the second quarter of 2022. Borrowings interest expense was favorably impacted by reduced interest expense from Federal Home Loan Bank (FHLB) term borrowings, which declined by $28,000, or 17.9%. The average balance of FHLB term borrowings was lower in the second quarter of 2023 by $18.0 million, or 49.7%, as the strength of the Company’s liquidity position allowed management to let FHLB term advances mature during 2022 and not be replaced. However, given the inversion in the yield curve during 2023, FHLB term advances have rates that are lower than the cost of overnight borrowed funds. Therefore, management replaced matured FHLB term advances during the second quarter of 2023.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three-month periods ended June 30, 2023 and 2022 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended June 30, 2023 and 2022 was $4,000 which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended June 30 (In thousands, except percentages)

	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$986,111	$12,613	5.08%	$976,995	$9,729	3.95%
Short-term investments and bank deposits	3,727	73	7.73	28,684	64	0.89
Investment securities – AFS	200,287	1,722	3.44	180,881	1,304	2.89
Investment securities – HTM	61,482	475	3.09	59,734	434	2.91
Total investment securities	261,769	2,197	3.36	240,615	1,738	2.89
Total interest earning assets/interest income	1,251,607	14,883	4.74	1,246,294	11,531	3.69
Non-interest earning assets:
Cash and due from banks	16,612			17,882
Premises and equipment	17,299			17,395
Other assets	74,608			80,729
Allowance for credit losses	(13,332)			(12,070)
TOTAL ASSETS	$1,346,794			$1,350,230
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$225,260	$1,029	1.85%	$229,394	$127	0.22%
Savings	129,672	31	0.10	139,963	34	0.09
Money markets	303,950	1,793	2.39	291,998	241	0.33
Time deposits	299,913	2,166	2.93	284,935	554	0.78
Total interest bearing deposits	958,795	5,019	2.10	946,290	956	0.41
Short-term borrowings	24,967	335	5.28	1,500	3	0.83
Advances from Federal Home Loan Bank	18,209	128	2.81	36,190	156	1.82
Subordinated debt	27,000	263	3.90	27,000	263	3.90
Lease liabilities	3,206	24	2.96	3,475	25	2.91
Total interest bearing liabilities/interest expense	1,032,177	5,769	2.24	1,014,455	1,403	0.55
Non-interest bearing liabilities:
Demand deposits	198,984			216,596
Other liabilities	10,720			7,281
Shareholders’ equity	104,913			111,898
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,346,794			$1,350,230
Interest rate spread			2.50			3.14
Net interest income/ Net interest margin (non-GAAP)		9,114	2.89%		10,128	3.23%
Tax-equivalent adjustment		(4)			(4)
Net Interest Income (GAAP)		$9,110			$10,124

…..PROVISION FOR CREDIT LOSSES…..The Company recorded a $43,000 expense for the provision for credit losses in the second quarter of 2023 after recognizing a $325,000 benefit in the second quarter of 2022 resulting in a net unfavorable change of $368,000. The increased second quarter of 2023 provision for credit losses was comprised of the recognition of a $34,000 provision for credit losses for the loan portfolio and a $26,000 provision for credit losses for the HTM securities portfolio which more than offset a $17,000 provision recovery for credit losses related to unfunded commitments.

The second quarter 2023 provision for credit losses in the loan portfolio was necessary due to risk rating and non-accrual activity. Overall, we believe that non-performing assets remain well controlled, totaling $5.7 million, or 0.57% of total loans, on June 30, 2023. The Company experienced net loan recoveries of $55,000, or 0.02% of total average loans, in the second quarter of 2023 which compares favorably to net charge-offs of $29,000, or 0.01% of total average loans, in the second quarter of 2022.

…..NON-INTEREST INCOME…..Non-interest income for the second quarter of 2023 totaled $3.9 million and decreased by $276,000, or 6.7%, from the second quarter of 2022 performance. Factors contributing to the lower level of non-interest income for the quarter included:

●	a $187,000, or 6.3%, decrease in wealth management fees due to the unfavorable market conditions for both equity securities and bonds which have reduced the market value of wealth management assets. Also, new customer business growth has only partially offset the unfavorable impact of market conditions on fee income; and
●	a $122,000, or 20.3%, decrease in other income due to the recognition of a credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing our interest rate risk position.

…..NON-INTEREST EXPENSE…..Non-interest expense for the second quarter of 2023 totaled $13.2 million and increased by $1.1 million, or 8.8%, from the prior year’s second quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	a $1.1 million, or 127.6%, rise in professional fees due primarily to increased legal and professional fees related to the Company’s recent annual meeting proxy contest and defense against an activist investor. The Company is still involved in ongoing litigation with an activist investor.

…..INCOME TAX EXPENSE…..The Company recorded an income tax credit of $61,000 in the second quarter of 2023. This compares to an income tax expense of $496,000, or an effective tax rate of 20.0%, for the second quarter of 2022.

SIX MONTHS ENDED JUNE 30, 2023 VS. SIX MONTHS ENDED JUNE 30, 2022

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Net income	$1,328	$4,399
Diluted earnings per share	0.08	0.26
Return on average assets	0.20%	0.66%
Return on average equity	2.55	7.80

For the six-month period ended June 30, 2023, the Company reported net income of $1,328,000, or $0.08 per diluted common share. This earnings performance was a $3,071,000, or 69.8%, decline from the six-month period of 2022 when net income totaled $4,399,000, or $0.26 per diluted common share. Overall, the decrease to net interest income, along with a higher provision for credit losses and increased non-interest expense, more than offset an increased level of non-interest income resulting in the lower level of earnings in the first six months of 2023.

The benefits of maintaining a strong relationship focused community bank are evident during periods of market volatility and financial uncertainty. Since the end of 2022, the Company has seen an increase of $19.0 million, or 1.7%, in deposits which demonstrates customer confidence and the strength and loyalty of our core deposit base. Additionally, wealth management revenues have shown modest growth for the past two consecutive quarters. We believe that the

Company is well positioned to withstand ongoing market volatility and potential industry-related challenges that it may face through the remainder of 2023.

…..NET INTEREST INCOME AND MARGIN…..The following table compares the Company’s net interest income performance for the first six months of 2023 to the first six months of 2022 (in thousands, except percentages):

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	Change	% Change
Interest income	$29,453	$22,555	$6,898	30.6%
Interest expense	10,821	2,664	8,157	306.2
Net interest income	$18,632	$19,891	$(1,259)	(6.3)
Net interest margin	2.96%	3.19%	(0.23)%	N/M

N/M — not meaningful

The Company's net interest income in the first six months of 2023 decreased by $1.3 million, or 6.3%, from the prior year's first six months while the net interest margin of 2.96% for the first half of 2023 represents a 23-basis point decline from the first half of 2022. As previously mentioned, the decrease in net interest income reflects total interest expense increasing to a higher level than the increase in total interest income. The Company continues to benefit from increased yields on total loans and investment securities due to a higher U.S. Treasury yield curve and the Federal Reserve’s action to tighten monetary policy in their effort to tame decades high inflation. However, similar to what is occurring across the banking industry, the increased national interest rates have caused total deposit and borrowing costs to increase to a higher degree, resulting in net interest margin compression and lower net interest income.

Total average loans in the first six months of 2023 compare favorably to the 2022 first six-month average by $8.0 million, or 0.8%. Excluding PPP loans, which still existed on the balance sheet in 2022, total average loans in the first half of 2023 exceeded last year’s first half by $16.4 million, or 1.7%. As previously mentioned, loan pipelines continue to be strong, but customers have delayed fundings given the uncertainty that exists in the economy and expectations regarding interest rates. Therefore, loan production in 2023 has been slower so far this year than what was experienced in 2022. However, the strong level of production experienced throughout 2022 resulted in total average loans in 2023 comparing favorably to the first six months of 2022. Growth in commercial & industrial loans (C&I) and home equity loans more than offset decreased commercial real estate (CRE), residential mortgage and consumer loans. Overall, the higher interest rate environment along with the higher average volumes of C&I and home equity loans, resulted in total loan interest income improving by $5.7 million, or 29.5%, for the first six months of 2023 when compared to the first six months of last year. This increase occurred despite a $376,000 reduction in PPP related income in 2023.

Total investment securities averaged $263.9 million for the first half of 2023 which is $32.8 million, or 14.2%, higher than the $231.0 million average for the first half of last year. The increase reflects additional securities purchased primarily during 2022 as the increased U.S. Treasury yield curve resulted in a more favorable market for securities purchasing activity causing the Company to redeploy some of its short-term excess liquidity. Overall, the higher rates resulted in yields for new federal agency mortgage-backed securities and federal agency bonds improving and exceeding the overall average yield of the existing securities portfolio causing interest income from the securities portfolio to increase by $1.2 million, or 36.5%, through six months of this year. So far in 2023, purchases of securities have slowed as more funds have been allocated to the loan portfolio and the Company has been controlling the amount of overnight borrowed funds. The rising national interest rates caused the rate on overnight borrowed funds to be in line with or exceed the yield on the typical types of federal agency mortgage-backed securities that are normally purchased. While yields on new security purchases still exceed the overall average yield of the existing securities portfolio, the shrinking and in some cases negative spread between overnight borrowings and the yield on new securities caused the slowdown in purchasing activity. Thus, the new investment security purchases have primarily been used to replace maturing securities cash flow in order to maintain appropriate balances for public funds pledging purposes.

Due to a combination of increased investment in securities, loan growth and total deposits modestly declining, short-term investments and bank deposits demonstrated a lower average balance in the first half of 2023 compared to last year’s first half by $33.6 million, or 89.2%. Despite this decline, the Company’s liquidity position remains strong. We will continue to carefully monitor our liquidity position and short-term investments as we expect deposits related to government stimulus programs to continue to decline during 2023. Overall, the 2023 first six-month average balance of total interest earning assets increased since last year’s six-month average by $7.3 million, or 0.6%, while total interest income increased by $6.9 million, or 30.6%, since the first six months of 2022.

On the liability side of the balance sheet, through six months, total average deposits are $7.4 million, or 0.6%, lower compared to the first six months of 2022. The modest decrease since last year is reflective of a portion of the funds from the government stimulus programs leaving the balance sheet and reflects greater pricing competition in the market to retain deposits because of the increasing national interest rates. As previously mentioned, since early March 2023 when two large bank failures occurred, customer fear of contagion within the industry caused deposit flight, especially uninsured deposits, from certain banks to other financial services providers. Despite this turmoil, AmeriServ Financial’s core deposit base continued to demonstrate the strength and stability that it has for many years. Total deposits, in fact, grew during the first six months of 2023 by $19.0 million, or 1.7%, on an end of period basis since December 31, 2022 demonstrating what we believe is customer confidence in our bank. In addition to its strong, loyal core deposit base, the Company has several other sources of liquidity including a significant unused borrowing capacity at the Federal Home Loan Bank, overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not currently utilize brokered deposits as a funding source.

Total interest expense in the first six months of 2023 increased by $8.2 million, or 306.2%, when compared to the first six months of 2022, due to higher deposit and short-term borrowings interest expense. Deposit interest expense was higher by $7.5 million, or 425.6%, despite the first six months 2023 average volume of total interest bearing deposits remaining relatively consistent with the 2022 first six-month average, growing by $8.9 million, or 0.9%. The rising national interest rates resulted in certain deposit products, particularly public funds, that are tied to a market index, repricing upward with the move in national interest rates causing interest expense to increase. Additionally, increased market competition has caused the Company to increase rates on certain shorter-term certificates of deposit in order to retain funds. As previously mentioned, for interest rate risk management purposes and to offset a portion of the unfavorable impact that rising funding costs are having on net interest income, management proactively executed a $50 million interest rate hedge in February 2023 and another $10 million interest rate hedge in April 2023 to fix the cost of certain deposits that are indexed and move with short-term interest rates. These hedging transactions brought the Company’s variability of net interest income to a more neutral position. Overall, total deposit cost averaged 1.61% in the first half of 2023, which is 131 basis points higher than total deposit cost of 0.30% in the first half of 2022.

Total borrowings interest expense increased by $701,000, or 76.9%, in the first half of 2023 compared to the first half of 2022. The increase results from the impact that the higher national interest rates had on overnight borrowings cost as well as the Company utilizing more overnight borrowed funds so far in 2023. Total overnight borrowings averaged $32.8 million in the first half of 2023 after only $750,000 of average overnight borrowings were utilized during the first half of 2022. As previously mentioned, given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. As a result, average overnight borrowed funds in the second quarter of 2023 decreased by $15.8 million, or 38.7%, from the first quarter of 2023 average balance. Borrowings interest expense was favorably impacted by reduced interest expense from Federal Home Loan Bank (FHLB) term borrowings, which declined by $122,000, or 36.7%, during the six months of 2023 compared to 2022. The average balance of FHLB term borrowings was lower in the first half of 2023 by $20.7 million, or 53.6%, as the strength of the Company’s liquidity position allowed management to let FHLB term advances mature during 2022 and not be replaced. However, given the inversion in the yield curve during 2023, FHLB term advances have rates that are lower than the cost of overnight borrowed funds. Therefore, management began replacing matured FHLB term advances in 2023.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the six-month periods ended June 30, 2023 and 2022. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 43. The tax equivalent adjustments to interest income on loans and municipal securities for the six months ended June 30, 2023 and 2022 was $6,000 and $7,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Six months ended June 30 (In thousands, except percentages)

	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$986,302	$24,891	5.03%	$978,272	$19,228	3.92%
Short-term investments and bank deposits	4,051	130	6.37	37,608	82	0.43
Investment securities – AFS	202,274	3,492	3.45	173,474	2,427	2.80
Investment securities – HTM	61,608	946	3.11	57,563	825	2.87
Total investment securities	263,882	4,438	3.37	231,037	3,252	2.82
Total interest earning assets/interest income	1,254,235	29,459	4.70	1,246,917	22,562	3.62
Non-interest earning assets:
Cash and due from banks	16,512			17,824
Premises and equipment	17,394			17,386
Other assets	74,853			81,145
Allowance for credit losses	(12,739)			(12,291)
TOTAL ASSETS	$1,350,255			$1,350,981
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$225,993	$1,889	1.69%	$229,333	$196	0.17%
Savings	131,096	63	0.10	137,925	67	0.10
Money markets	300,776	3,249	2.18	291,569	401	0.28
Time deposits	297,215	4,007	2.72	287,340	1,088	0.76
Total interest bearing deposits	955,080	9,208	1.94	946,167	1,752	0.37
Short-term borrowings	32,843	829	5.01	750	3	0.83
Advances from Federal Home Loan Bank	17,949	210	2.36	38,691	332	1.74
Subordinated debt	27,000	526	3.90	27,000	526	3.90
Lease liabilities	3,241	48	2.95	3,504	51	2.91
Total interest bearing liabilities/interest expense	1,036,113	10,821	2.10	1,016,112	2,664	0.53
Non-interest bearing liabilities:
Demand deposits	198,431			214,745
Other liabilities	10,709			6,346
Shareholders’ equity	105,002			113,778
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,350,255			$1,350,981
Interest rate spread			2.60			3.09
Net interest income/ Net interest margin (non-GAAP)		18,638	2.96%		19,898	3.19%
Tax-equivalent adjustment		(6)			(7)
Net Interest Income (GAAP)		$18,632			$19,891

…..PROVISION FOR CREDIT LOSSES…..The Company recorded a $1.2 million expense for the provision for credit losses in the first six months of 2023 after recognizing a $725,000 benefit in the first six months of 2022 resulting in a net unfavorable change of $1.9 million. Included in the six-month 2023 provision expense was the recognition of a $926,000 loss from a subordinated debt investment with Signature Bank which was closed by banking regulators on March 12, 2023. In a press release issued by the Federal Deposit Insurance Corporation (FDIC), it was disclosed that unsecured debt holders of the institution will not be protected.

The 2023 provision for credit losses for the loan portfolio was necessary due to risk rating and non-accrual activity. Total classified and criticized loan levels exhibited a net increase during the first six months of 2023 due to the downgrade of three commercial real estate loan relationships. Specifically, non-performing assets increased from $5.2 million at December 31, 2022 to $5.7 million at June 30, 2023. Through six months of 2023, the Company experienced net loan charge-offs of $61,000, or 0.01% of total average loans, which compares favorably to net charge-offs of $105,000, or 0.02% of total average loans, in the first half of 2022. In summary, the allowance for credit losses on the loan portfolio provided 216% coverage of non-performing assets, and 1.24% of total loans, on June 30, 2023, compared to 207% coverage of non-performing assets, and 1.08% of total loans, on December 31, 2022.

…..NON-INTEREST INCOME…..Non-interest income for the first six months of 2023 totaled $9.4 million and increased by $896,000, or 10.6%, from the first six months of 2022 performance. Factors contributing to the higher level of non-interest income for the six-month period included:

●	AmeriServ Financial Bank sold all 7,859 shares of the Class B common stock of Visa, Inc. that it owned for a sale price of $1.7 million. The shares had no carrying value on the balance sheet and, as the Bank had no historical cost basis in the shares, the entire sale price was recognized as a gain. The Company believes that this was an appropriate time to capture the gain on these shares due to the volatility and uncertainty in the financial markets;
●	a $614,000, or 10.0%, decrease in wealth management fees due to the unfavorable market conditions for both equity securities and bonds which have reduced the market value of wealth management assets. Also, new customer business growth has only partially offset the unfavorable impact of market conditions on fee income. The fair market value of wealth management assets declined since December 31, 2021, by $266.1 million, or 9.8%, and totaled $2.4 billion at June 30, 2023;
●	a $226,000, or 19.4%, decrease in other income due to the recognition of a credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing our interest rate risk position; and
●	a $66,000, or 50.8%, decrease in net gains on loans held for sale as the limited housing supply along with sharply higher interest rates continues to unfavorably impact residential mortgage loan production.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first six months of 2023 totaled $25.1 million and increased by $1.6 million, or 6.6%, from the prior year’s first six months. Factors contributing to the higher level of non-interest expense for the six-month period included:

●	a $1.7 million, or 119.0%, rise in professional fees due primarily to increased legal and professional fees related to the Company’s recent annual meeting proxy contest and defense against an activist investor. Given that the Company’s shareholders voted to elect the Board’s slate of director candidates, the Company expects costs related to the activist issue to decline in the second half of 2023. However, the Company is still involved in ongoing litigation with an activist investor;
●	a $1.1 million, or 47.5%, decrease in other expense as the Company did not have to recognize a pension settlement charge in the first half of 2023 compared to a $1,014,000 charge recognized in the first half of 2022;
●	a $535,000, or 3.7%, increase in salaries and employee benefits expense. The increase is attributed to the annual employee merit increases, a greater level of full-time equivalent employees (FTE) as the Company filled certain open positions that were vacant last year, and the impact that inflationary pressures are having on the cost of new hires. Partially offsetting the higher level of salaries was lower incentive compensation and pension expense as there are fewer employees in the defined benefit pension plan due to numerous retirements over the past few years; and

●	a $268,000, or 14.2%, increase in data processing and IT expense due to increased software costs from our core data provider and additional expenses related to monitoring our computing and network environment.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $311,000, or an effective tax rate of 19.0%, in the first six months of 2023. This compares to an income tax expense of $1.1 million, or an effective tax rate of 20.0%, for the first six months of 2022. The lower level of income tax expense this year is due to the reduced level of pre-tax income.

…..SEGMENT RESULTS.….. The community banking segment reported a net income contribution of $7,825,000 in the first six months of 2023 which was $1,691,000 higher than the net income contribution in the first six months of 2022. The increase between time periods results from the strength that this segment provides to the Company which was determined by a thorough funds transfer pricing analysis. In short, a funds transfer pricing analysis determines how funding (deposits) and use of this funding (loans) by each segment contributes to the overall profitability of the Company by providing an estimated positive or negative dollar value of the segment’s contribution to the Company. Overall, the funds transfer pricing analysis indicated that the community banking segment provided a $4.5 million benefit to the Company. Despite the benefit that community banking provides, this segment was unfavorably impacted from net interest margin compression as total deposit interest expense increased to a higher level than the increase to total loan interest income. This segment continues to benefit from increased yields on loans due to a higher U.S. Treasury yield curve and the Federal Reserve’s action to tighten monetary policy. However, the increased national interest rates have caused total deposit costs to increase to a higher degree. The Company benefitted from a higher level of total average loans in the first half of 2023. Growth in commercial & industrial loans (C&I) and home equity loans more than offset decreased residential mortgage, consumer and commercial real estate (CRE) loans. This segment did benefit from an additional $215,000 of total loan charge income which partially offset a decline in PPP processing fees and interest. The Company recognized $376,000 of PPP related income in the first six months of 2022 and did not recognize any PPP related income in 2023. Overall, total loan interest income improved by $5.7 million, or 29.5%, for the first six months of 2023 when compared to the first six months of last year. Deposit interest expense was higher by $7.5 million, or 425.6%, while the first half 2023 average volume of total interest-bearing deposits increased by $8.9 million, or 0.9%. The impact that the higher national interest rates had on deposit costs combined with increased market competition to retain and attract deposits contributed to net interest margin compression. This segment was unfavorably impacted by the Company recording $335,000 of expense for the allowance for credit losses on our loan portfolio in the first six months of 2023 compared to a $725,000 recovery for loan losses in last year’s first six months. This was discussed previously in the Provision for Credit Losses section within this document. Non-interest income was unfavorably impacted by the recognition of a $217,000 credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain commercial borrowers while managing our interest rate risk position. Also, unfavorably impacting non-interest income was a reduced level of loan sale gain income by $66,000 due to the lower level of residential mortgage loan production in 2023. Non-interest expense, within the community banking segment, in the first six months of 2023 compares favorably to last year’s first six months as reduced pension expense, explained in Note 16, and lower incentive compensation more than offset higher salaries cost. As mentioned previously in the MD&A, the Company did not have to recognize a pension settlement charge in the first half of 2023 after recognizing a $1.0 million pension settlement charge last year, which positively impacted all segments.

The wealth management segment’s net income contribution decreased by $813,000 in the first six months of 2023 from the first six months of 2022. The decrease reflects the unfavorable market conditions for both equity securities and bonds which have reduced the market value of wealth management assets. Also, new customer business growth has only partially offset the unfavorable impact of market conditions on fee income. The fair market value of wealth management assets declined since December 31, 2021 by $266.1 million, or 9.8%, and totaled $2.4 billion at June 30, 2023. Partially offsetting this decline were lower levels of incentive compensation, pension costs and professional fees.

The investment/parent segment reported a net loss of $6,917,000 in the first six months of 2023 which is greater than the net loss of $2,968,000 in the first six months of 2022 by $3,949,000. The funds transfer pricing analysis within this segment caused the loss reported within this segment to be $2.8 million higher due to the inverted yield curve and the accelerated increase in funding costs on our balance sheet. Also, contributing to the greater loss within this segment was the first quarter of 2023 recognition of a $926,000 loss from a subordinated debt investment with Signature Bank and $1.7 million of additional legal and professional fees related to the Company’s recent annual meeting proxy contest and defense against an activist shareholder. This segment was also unfavorably impacted by $700,000 of additional total borrowings interest expense due to the higher average balance of short-term borrowed funds. These unfavorable items more than offset the $1.7 million gain recognized during the first quarter of 2023 from the sale of the 7,859 shares of the Class B common stock of Visa Inc. that the Bank owned and an increased level of interest income from investment securities and short-term investments by $1.2 million as the higher interest rates resulted in an improved overall total portfolio yield.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.3 billion at June 30, 2023, which declined by $18.2 million, or 1.3%, from the December 31, 2022 asset level. This change was related, primarily, to decreased levels of cash and cash equivalents, investment securities, and loans. Specifically, cash and cash equivalents were reduced by $5.9 million, or 25.6%, while investment securities decreased $9.1 million, or 3.8%, during the first six months of 2023. Purchasing activity of investment securities slowed during 2023 as the Company controlled the amount of its overnight borrowed funds due to the shrinking and in some cases negative spread between overnight borrowings and the yield on new securities. Loans, net of unearned fees, decreased $3.1 million, or 0.3%, as loan production slowed during the first half of 2023. Loan pipelines continue to be strong, but customers have delayed fundings. Further, the allowance for credit losses on our loan portfolio increased $1.5 million, or 13.8%, due primarily to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as of January 1, 2023 which necessitated a day one increase of $1.2 million be made to the allowance. Partially offsetting the decrease in loans was a $501,000 increase in residential mortgage loans held for sale.

Total deposits increased by $19.0 million, or 1.7%, in the first six months of 2023. This demonstrates customer confidence and the strength and loyalty of our core deposit base. As of June 30, 2023, the 25 largest depositors represented 20.7% of total deposits, which is an increase from December 31, 2022, when it was 18.8%. As of June 30, 2023 and December 31, 2022, the estimated amount of uninsured deposits was $343.9 million and $316.5 million, respectively. The estimate of uninsured deposits was done at the single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 50% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized by investment securities or FHLB letters of credit to protect these depositor funds. Total borrowings have decreased by $35.7 millon, or 25.8%, since year-end 2022. This change was driven by a decrease in both short-term borrowings and FHLB term advances. Specifically, short-term borrowings decreased by $32.0 million, or 36.1%, while FHLB term advances decreased by $3.6 million, or 18.5%. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. In addition, the inversion in the yield curve has caused FHLB term advances to have rates that are lower than the cost of overnight borrowed funds. Therefore, management began replacing matured FHLB term advances in 2023.

The Company’s total shareholders’ equity decreased by $2.6 million, or 2.5%, during the first six months of 2023. The decrease in capital is the result of the Company’s earnings performance during the first half of 2023 being more than offset by the cumulative effect adjustment for the adoption of ASU 2016-13 and our common stock dividend payments to shareholders. In addition, the reduced market value of the available for sale investment securities portfolio had a negative impact on accumulated other comprehensive loss which more than offset the improved market value adjustment on the interest rate hedge.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 14.01%, and a common equity tier 1 capital ratio of 10.38% at June 30, 2023. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of June 30, 2023, the Company’s book value per common share was $6.04 and its tangible book value per common share was $5.24(1). When compared to December 31, 2022, book value per common share and tangible book value per common share declined by $0.16 per common share. The decline in the Company’s book value and tangible book value per share in the first six months of 2023 compared to last year-end reflects a decrease in the fair value of the Company’s available for sale investment securities by $2.7 million due to higher interest rates. Note that this caused a greater accumulated other comprehensive loss within total equity since December 31, 2022, as the decline in market value of the Company’s available for sale investment securities portfolio more than offset a positive market value adjustment for the interest rate hedges. There was no required revaluation of the net pension liability during the first half of 2023. The tangible common equity to tangible assets ratio was 6.74%(1) at June 30, 2023 and decreased by 11-basis points when compared to December 31, 2022.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2023	2022	2022
Total accruing loan delinquency (past due 30 to 89 days)	$1,530	$6,296	$2,228
Total non-accrual loans	5,650	5,161	3,240
Total non-performing assets*	5,650	5,200	3,240
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.15%	0.64%	0.23%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.57	0.52	0.34
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned and repossessed assets*	0.57	0.52	0.34
Non-performing assets as a percentage of total assets*	0.42	0.38	0.25
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.01	0.17	0.02
Annualized provision (credit) for credit losses - loans	0.07	0.01	(0.15)
Total classified loans (loans rated substandard or doubtful)**	$28,211	$23,837	$18,778
*

Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned and repossessed assets.

**	Total classified loans include non-performing residential mortgage and consumer loans.

Overall, the Company continued to maintain good asset quality in the first six months of 2023 as evidenced by low levels of non-accrual loans, non-performing assets, and loan delinquency levels that continue to be below 1% of total loans. The decline in accruing loan delinquency is primarily attributable to a decrease in commercial and commercial real estate loan delinquency which was partially offset by an increase in consumer and residential mortgage loan delinquency. The increase in non-accrual loans, as well as non-performing assets, reflects the transfer of a commercial real estate loan relationship together with a small business loan to non-accrual status which were partially offset by a decline in non-accrual residential mortgage loans. The increase in classified loans is the result of the risk rating downgrade of three commercial real estate loan relationships.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2023, the 25 largest credits represented 21.8% of total loans outstanding, which remained consistent with December 31, 2022 when it was 21.7%.

…..ALLOWANCE FOR CREDIT LOSSES…..The following table sets forth the allowance for credit losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2023	2022	2022
Allowance for credit losses - loans	$12,221	$10,743	$11,568
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.24%	1.08%	1.20%
total non-accrual loans	216.30	208.16	357.04
total non-performing assets	216.30	206.60	357.04
Allowance for credit losses - securities	$1,035	$—	$—
Allowance for credit losses - unfunded loan commitments	889	746	840

…..LIQUIDITY…..The Company’s liquidity position continues to be strong. Total average deposits are $7.4 million, or 0.6%, lower when compared to the 2022 first six-month average. The modest decrease is reflective of a portion of the funds from the government stimulus programs leaving the balance sheet and also reflects greater pricing competition in the market to retain deposits because of the increasing national interest rates. Since early March 2023 when two large bank failures occurred, customer fear of contagion within the industry caused deposit flight, especially uninsured deposits, from certain banks to other financial services providers. Despite this turmoil, AmeriServ Financial’s core deposit base continued to demonstrate the strength and stability that it has for many years. Total deposits in fact grew during the first six months of 2023 by $19.0 million, or 1.7%, on an end of period basis since December 31, 2022, demonstrating customer confidence in our bank. The Company does not currently utilize brokered deposits as a funding source. In addition to its strong, loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank, overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. Overall, deposit volumes continue to remain at a high level by historical standards in relation to the levels experienced prior to the pandemic. Deposit volumes continue to demonstrate stability since the second half of 2021. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth.

Average short-term investments demonstrated a lower average balance in the first half of 2023 compared to the first half of last year by $33.6 million, or 89.2%. Despite this decline, the Company’s liquidity position remains strong. The average balance of FHLB term borrowings was lower in the first half of 2023 by $20.7 million, or 53.6%, as the strength of the Company’s liquidity position allowed management to let FHLB term advances mature during 2022 and not be replaced. However, given the inversion in the yield curve, FHLB term advances have rates that are lower than the cost of overnight borrowed funds. Therefore, management is replacing matured FHLB term advances in 2023. The challenge remains as to the uncertainty regarding the duration that the higher than historical level of deposits will remain on the balance sheet which will be determined by customer behavior as the economic conditions change. Diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. As a result, average overnight borrowed funds in the second quarter of 2023 decreased by $15.8 million, or 38.7%, from the first quarter of 2023 average balance. Continued loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. So far in 2023, purchases of securities have slowed as more funds have been allocated to the loan portfolio. Loan production in the first half of 2023 has been slower than what was experienced in the first half of 2022 as customers have delayed fundings given the uncertainty that exists in the economy and expectations regarding interest rates. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 85.2% in the second quarter of 2023, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community during times of economic volatility. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents decreased by $5.9 million from December 31, 2022, to $17.1 million at June 30, 2023, due to $17.6 million of net cash used in financing activities more than offsetting $9.2 million of net cash provided by investing activities and $2.5 million of net cash provided by operating activities. Within investing activities, cash advanced for new loans originated totaled

$86.3 million and was $3.1 million lower than the $89.4 million of cash received from loan principal payments. Within financing activities, total short-term borrowings decreased by $32.0 million, total FHLB borrowings decreased by $3.6 million while total deposits increased by $19.1 million. Within operating activities, $4.0 million of mortgage loans held for sale were originated while $3.5 million of mortgage loans were sold into the secondary market.

The holding company had $7.9 million of cash, short-term investments, and investment securities at June 30, 2023, which represents a $1.7 million decrease from the holding company’s cash position since December 31, 2022. Dividend payments from our subsidiaries also provide ongoing cash to the holding company. At June 30, 2023, our subsidiary Bank had $11.9 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payout level with respect to its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $17.1 million and $23.0 million at June 30, 2023 and December 31, 2022, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At June 30, 2023, the Company had $299 million of overnight borrowing availability at the FHLB, $41 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.38%, the tier 1 capital ratio was 10.38%, and the total capital ratio was 14.01% at June 30, 2023. The Company’s tier 1 leverage ratio was 8.45% at June 30, 2023. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2023. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 339% of regulatory capital at June 30, 2023.

Our focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.03 per quarter. While the Company has frequently executed common stock buyback programs in the past, we presently do not have one in place due to the drop in our tangible common equity ratio to 6.74%(1) as a result of the decline in value of our AFS securities portfolio. At June 30, 2023, the Company had approximately 17.1 million common shares outstanding.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	0.4%	4.2%
100 bp increase	0.2	3.0
100 bp decrease	(0.3)	(5.8)
200 bp decrease	(1.3)	(14.0)

The Company believes that its overall interest rate risk position is well controlled. The execution of a $50 million interest rate hedge, during the first quarter of 2023, and the execution of an additional $10 million interest rate hedge, during the second quarter of 2023, to fix the cost of certain deposits that are indexed and move with short-term interest rates, brought the Company’s variability of net interest income to a more neutral position. The variability of net interest income is positive in the upward rate shocks due to the Company’s short duration investment securities portfolio and the scheduled repricing of loans tied to an index, such as SOFR or prime. Also, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner. The variability of net interest income is negative in the downward rate scenarios as the Company has more exposure to assets repricing downward to a greater extent than liabilities. The fed funds rate is currently at a targeted range of 5.00% to 5.25% as the Federal Reserve took action during the first six months of 2023 to increase the rate a total of 75 basis points. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $239.0 million and standby letters of credit of $7.9 million as of June 30, 2023. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at June 30, 2023 and December 31, 2022 (in thousands, except share and ratio data):

	June 30,	December 31,
	2023	2022
Total shareholders’ equity	$103,565	$106,178
Less: Intangible assets	13,724	13,739
Tangible common equity	89,841	92,439
Total assets	1,345,721	1,363,874
Less: Intangible assets	13,724	13,739
Tangible assets	1,331,997	1,350,135
Tangible common equity ratio (non-GAAP)	6.74%	6.85%
Total shares outstanding	17,147,270	17,117,617
Tangible book value per share (non-GAAP)	$5.24	$5.40

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

INCOME STATEMENT REFERENCE — Provision (credit) for income taxes

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of June 30, 2023, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations and supervisory actions by such regulators, including bank failures; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; (xii) the ability to attract new or retain existing deposits or to retain or grow loans, including growth from unfunded closed loans; (xiii) the ability to generate future revenue growth or to control future growth in non-interest expense, including, but not limited to, those related to technological changes, including changes regarding artificial intelligence and cybersecurity, changes affecting oversight of the financial services industry, and changes intended to manage or mitigate climate and related environmental risks; (xiv) the impact of failure in, or breach of, our operational or security systems or those of third parties with whom we do business, including as a result of cyberattacks or an increase in the incidence of fraud, illegal payments, security breaches or other illegal acts impacting us or our customers; (xv) expense and reputational impact on the Company as a result of litigation related to its proxy contest; (xvi) legal, reputational, and financial risks resulting from the MOVEit cyber incident, our ongoing investigation of the incident, including the Company’s potential discovery of additional information related to the incident in connection with this investigation, any potential regulatory inquiries and/or litigation to which the Company may become subject in connection with this incident, the extent of remediation and other additional costs that may be incurred by the Company in connection with this incident, the extent of insurance coverage and contractual indemnification, the potential that other third-party vendors may have been affected by the MOVEit vulnerability in a manner that may compromise client data, including personally identifiable information; and (xvii) other external developments which could materially impact the Company’s operational and financial performance.

The foregoing list of important factors is not exclusive, and neither such list nor any forward-looking statement takes into account the impact that any future acquisition may have on the Company and on any such forward-looking statement.

Item 3…..QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK…..

The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in the Interest Rate Sensitivity section of the MD&A.

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2023, are effective.

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

Item 1A. Risk Factors

Not Applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

During the second quarter of 2023, a prominent third-party vendor (the “Vendor”) to AmeriServ Financial Bank (the "Bank") and to AmeriServ Trust and Financial Services Company (the “Trust Company”), each wholly-owned subsidiaries of AmeriServ Financial, Inc. (together with Bank and the Trust Company, the "Company"), confirmed to the Bank and the Trust Company that personally identifiable information associated with their respective clients had been compromised in a security incident that the Vendor experienced ("Vendor Incident"). The Vendor Incident resulted from a zero-day vulnerability in a popular file sharing software that the Vendor used called MOVEit Transfer ("MOVEit"). Progress Software Corporation developed and maintains MOVEit, which is used by thousands of organizations around the world. According to recent national media reports, the MOVEit zero-day vulnerability was exploited in a large-scale cyber campaign that is impacting government agencies, universities, and corporations around the world. Each of the Bank and the Trust Company uses the Vendor for certain operational support services.

As a result of the Vendor Incident, the Vendor recently confirmed to each of the Bank and the Trust Company that an unauthorized party was able to obtain access to certain of the Bank’s and Trust Company’s client data files in the Vendor's possession that contained social security numbers, account numbers, and other personally identifiable information. The Bank and the Trust Company are working with the Vendor to provide appropriate notifications to potentially affected parties and have provided notice to regulatory agencies as required by federal and state law.

The Vendor confirmed that it has implemented the recommended patches released by Progress Software for the MOVEit platform to date and has taken other security measures with respect to file transfers. Upon learning of the Vendor Incident, the Company promptly commenced an investigation of the matter, including through the engagement of outside independent cybersecurity experts, to determine the scope and nature of any Bank and Trust Company client data that may have been affected. There is no indication the Vendor Incident involved the Company's internal network or IT systems, and there has been no material interruption to the Company's business operations.

The Company has incurred, and may continue to incur, certain expenses related to the Vendor Incident. Further, the Company remains subject to risks and uncertainties as a result of the Vendor Incident, including litigation risk and additional regulatory scrutiny. The Company is continuing to evaluate the full scope and impact of the Vendor Incident.

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
101

Includes the following financial and related information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: August 10, 2023	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: August 10, 2023	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer