Form 10-Q
period 2023-09-30
AMERISERV FINANCIAL INC /PA/
filed 2023-11-09
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2023
Common Stock, par value $0.01	17,147,270

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from depository institutions	$14,430	$18,830
Interest bearing deposits and short-term investments	3,598	4,132
Cash and cash equivalents	18,028	22,962
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $926 on September 30, 2023)	169,052	179,508
Held to maturity (fair value $52,391 on September 30, 2023 and $55,192 on December 31, 2022; allowance for credit losses $32 on September 30, 2023)	60,283	61,878
Loans held for sale	—	59
Loans (net of unearned income $401 on September 30, 2023 and $343 on December 31, 2022)	1,002,306	990,766
Less: Allowance for credit losses	12,313	10,743
Net loans	989,993	980,023
Premises and equipment:
Operating lease right-of-use asset	583	630
Financing lease right-of-use asset	2,353	2,413
Other premises and equipment, net	14,190	14,460
Accrued interest income receivable	5,650	4,804
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	107	128
Bank owned life insurance	39,429	38,895
Net deferred tax asset	4,855	2,789
Federal Home Loan Bank stock	4,922	5,754
Federal Reserve Bank stock	2,125	2,125
Other assets	36,608	33,835
TOTAL ASSETS	$1,361,789	$1,363,874
LIABILITIES
Non-interest bearing deposits	$178,458	$195,123
Interest bearing deposits	950,832	913,414
Total deposits	1,129,290	1,108,537
Short-term borrowings	63,451	88,641
Advances from Federal Home Loan Bank	22,117	19,765
Operating lease liabilities	595	643
Financing lease liabilities	2,656	2,680
Subordinated debt	26,675	26,644
Total borrowed funds	115,494	138,373
Other liabilities	15,679	10,786
TOTAL LIABILITIES	1,260,463	1,257,696
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,776,089 shares issued and 17,147,270 shares outstanding on September 30, 2023; 26,746,436 shares issued and 17,117,617 shares outstanding on December 31, 2022	268	267
Treasury stock at cost, 9,628,819 shares on September 30, 2023 and December 31, 2022	(83,280)	(83,280)
Capital surplus	146,354	146,225
Retained earnings	64,738	65,486
Accumulated other comprehensive loss, net	(26,754)	(22,520)
TOTAL SHAREHOLDERS' EQUITY	101,326	106,178
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,361,789	$1,363,874

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$13,154	$10,691	$38,039	$29,912
Interest bearing deposits and short-term investments	56	72	186	154
Investment securities:
Available for sale	1,745	1,490	5,237	3,917
Held to maturity	484	447	1,430	1,272
Total Interest Income	15,439	12,700	44,892	35,255
INTEREST EXPENSE
Deposits	5,653	1,720	14,861	3,472
Short-term borrowings	512	36	1,341	39
Advances from Federal Home Loan Bank	188	127	398	459
Financing lease liabilities	24	25	72	76
Subordinated debt	263	263	789	789
Total Interest Expense	6,640	2,171	17,461	4,835
Net Interest Income	8,799	10,529	27,431	30,420
Provision (credit) for credit losses	189	500	1,411	(225)
Net Interest Income after Provision (Credit) for Credit Losses	8,610	10,029	26,020	30,645
NON-INTEREST INCOME
Wealth management fees	2,845	2,813	8,372	8,954
Service charges on deposit accounts	311	289	857	824
Net gains on loans held for sale	59	53	123	183
Mortgage related fees	41	27	108	92
Gain on sale of Visa Class B shares	—	—	1,748	—
Bank owned life insurance	321	329	802	769
Other income	679	815	1,615	1,977
Total Non-Interest Income	4,256	4,326	13,625	12,799
NON-INTEREST EXPENSE
Salaries and employee benefits	7,358	7,071	22,261	21,439
Net occupancy expense	719	698	2,204	2,136
Equipment expense	376	393	1,213	1,205
Professional fees	1,146	948	4,361	2,416
Data processing and IT expense	1,139	1,036	3,297	2,926
Supplies, postage and freight	144	172	487	481
Miscellaneous taxes and insurance	321	350	983	1,022
Federal deposit insurance expense	195	125	495	400
Other expense	697	934	1,934	3,291
Total Non-Interest Expense	12,095	11,727	37,235	35,316

PRETAX INCOME	771	2,628	2,410	8,128
Provision for income taxes	124	526	435	1,627
NET INCOME	$647	$2,102	$1,975	$6,501
PER COMMON SHARE DATA:
Basic:
Net income	$0.04	$0.12	$0.12	$0.38
Average number of shares outstanding	17,147	17,111	17,142	17,105
Diluted:
Net income	$0.04	$0.12	$0.12	$0.38
Average number of shares outstanding	17,147	17,145	17,146	17,146

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
COMPREHENSIVE LOSS
Net income	$647	$2,102	$1,975	$6,501
Other comprehensive loss
Pension obligation change for defined benefit plan	—	(59)	—	(4,577)
Income tax effect	—	12	—	961
Unrealized holding losses on available for sale securities arising during period	(3,418)	(8,064)	(6,091)	(20,915)
Income tax effect	718	1,694	1,280	4,393
Fair value change for interest rate hedge	400	—	733	—
Income tax effect	(84)	—	(156)	—
Other comprehensive loss	(2,384)	(6,417)	(4,234)	(20,138)
Comprehensive loss	$(1,737)	$(4,315)	$(2,259)	$(13,637)

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
COMMON STOCK
Balance at beginning of period	$268	$267	$267	$267
New common shares issued for exercise of stock options (3,520 shares for the three months ended September 30, 2022 and 29,653 and 31,117 shares for the nine months ended September 30, 2023 and 2022, respectively)	—	—	1	—
Balance at end of period	268	267	268	267
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,280)	(83,280)	(83,280)
Treasury stock purchased	—	—	—	—
Balance at end of period	(83,280)	(83,280)	(83,280)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	146,343	146,175	146,225	146,069
New common shares issued for exercise of stock options (3,520 shares for the three months ended September 30, 2022 and 29,653 and 31,117 shares for the nine months ended September 30, 2023 and 2022, respectively)	—	11	94	91
Stock option expense	11	12	35	38
Balance at end of period	146,354	146,198	146,354	146,198
RETAINED EARNINGS
Balance at beginning of period	64,604	63,463	65,486	60,005
Net income	647	2,102	1,975	6,501
Cash dividend declared on common stock ($0.030 for the three months ended September 30, 2023 and 2022 and $0.090 and $0.085 for the nine months ended September 30, 2023 and 2022, respectively)	(513)	(513)	(1,542)	(1,454)
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	(1,181)	—
Balance at end of period	64,738	65,052	64,738	65,052
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(24,370)	(20,233)	(22,520)	(6,512)
Other comprehensive loss	(2,384)	(6,417)	(4,234)	(20,138)
Balance at end of period	(26,754)	(26,650)	(26,754)	(26,650)
TOTAL SHAREHOLDERS’ EQUITY	$101,326	$101,587	$101,326	$101,587

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$1,975	$6,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	1,411	(225)
Depreciation and amortization expense	1,543	1,531
Amortization expense of core deposit intangible	21	23
Amortization of fair value adjustment on acquired time deposits	(29)	(83)
Net amortization of investment securities	43	98
Net amortization of deferred loan fees	(83)	(486)
Net gains on loans held for sale	(123)	(183)
Origination of mortgage loans held for sale	(6,441)	(8,239)
Sales of mortgage loans held for sale	6,623	9,405
Increase in accrued interest receivable	(846)	(636)
Increase (decrease) in accrued interest payable	2,069	(571)
Earnings on bank-owned life insurance	(802)	(769)
Deferred income taxes	(166)	601
Stock compensation expense	35	38
Net change in operating leases	(48)	(69)
Other, net	(4)	(5,082)
Net cash provided by operating activities	5,178	1,854
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(11,771)	(49,372)
Purchase of investment securities — held to maturity	(2,943)	(11,104)
Proceeds from maturities of investment securities — available for sale	15,216	15,755
Proceeds from maturities of investment securities — held to maturity	4,457	2,244
Proceeds from sales of investment securities — available for sale	—	1,519
Purchase of regulatory stock	(15,747)	(4,405)
Proceeds from redemption of regulatory stock	16,579	3,190
Long-term loans originated	(140,065)	(163,679)
Principal collected on long-term loans	128,421	168,215
Purchases of premises and equipment	(1,010)	(1,621)
Proceeds from sale of other real estate owned and repossessed assets	39	14
Proceeds from life insurance policies	387	670
Net cash used in investing activities	(6,437)	(38,574)
FINANCING ACTIVITIES
Net increase in deposit balances	20,782	13,518
Net (decrease) increase in other short-term borrowings	(25,190)	26,274
Principal borrowings on advances from Federal Home Loan Bank	17,920	—
Principal repayments on advances from Federal Home Loan Bank	(15,568)	(14,131)
Principal payments on financing lease liabilities	(171)	(163)
Stock options exercised	94	91
Common stock dividend paid	(1,542)	(1,454)
Net cash (used in) provided by financing activities	(3,675)	24,135
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,934)	(12,585)
CASH AND CASH EQUIVALENTS AT JANUARY 1	22,962	41,101
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$18,028	$28,516

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank) and AmeriServ Trust and Financial Services Company (the Trust Company). The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.4 billion and $2.3 billion that are not reported on the Company’s Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, respectively.

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

4.    Revenue Recognition

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 81.6% of the total revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of September 30, 2023 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts - The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income - Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders which allows our customers to access their account electronically at ATMs and POS terminals. Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied its performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and nine-month periods ending September 30, 2023 and 2022 (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Non-interest income:
In-scope of Topic 606
Wealth management fees	$2,845	$2,813	$8,372	$8,954
Service charges on deposit accounts	311	289	857	824
Other	554	538	1,551	1,521
Non-interest income (in-scope of Topic 606)	3,710	3,640	10,780	11,299
Non-interest income (out-of-scope of Topic 606)	546	686	2,845	1,500
Total non-interest income	$4,256	$4,326	$13,625	$12,799

5.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three-month periods ending September 30, 2023 and 2022, options to purchase 287,500 common shares, with an exercise price of $2.96 to $4.22, and options to purchase 22,000 common shares, with an exercise price of $4.00 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. For the nine-month periods ending September 30, 2023 and 2022, options to purchase 177,000 common shares, with an exercise price of $3.32 to $4.22, and options to purchase 12,000 common shares, with an exercise price of $4.19 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
Numerator:
Net income	$647	$2,102	$1,975	$6,501
Denominator:
Weighted average common shares outstanding (basic)	17,147	17,111	17,142	17,105
Effect of stock options	—	34	4	41
Weighted average common shares outstanding (diluted)	17,147	17,145	17,146	17,146
Earnings per common share:
Basic	$0.04	$0.12	$0.12	$0.38
Diluted	0.04	0.12	0.12	0.38

6.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made $500,000 in income tax payments in the first nine months of 2023 compared to $950,000 in the same 2022 period. The Company made total interest payments of $15,392,000 in the first nine months of 2023 compared to $5,407,000 in the same 2022 period. The Company had no non-cash transfers to other real estate owned (OREO) and repossessed assets in the first nine months of 2023 compared to $53,000 in the same 2022 period. During the first nine months of 2023, the Company entered into a new financing lease related to an office location and recorded a right-of-use asset and lease liability of $147,000. During the first nine months of 2022, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $45,000.

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

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as taxable municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. Additionally, based on management judgment, certain qualitative adjustments, such as the Company’s historical loss experience and/or the issuer’s credit quality, may be applied. At September 30, 2023, the allowance for credit losses on the held to maturity securities portfolio totaled $32,000.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision (credit) for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $417,000 at September 30, 2023 and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status at September 30, 2023.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At September 30, 2023, the allowance for credit losses on the available for sale securities portfolio totaled $926,000.

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

Accrued interest receivable on available for sale debt securities totaled $1.2 million at September 30, 2023 and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the Company had one available for sale debt security in non-accrual status at September 30, 2023 totaling $926,000 with an associated allowance for credit losses of $926,000.

Credit Losses on Investment Securities – Prior to adopting ASU 2016-13

The Company adopted ASU 2016-13 effective January 1, 2023. Financial statement amounts related to investment securities recorded as of December 31, 2022 and for the period ending September 30, 2022 are presented in accordance with the accounting policies described in the following paragraphs.

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

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale (AFS):

	September 30, 2023
		GROSS	GROSS	ALLOWANCE
		UNREALIZED	UNREALIZED	FOR CREDIT	FAIR
	COST BASIS	GAINS	LOSSES	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$11,575	$—	$(1,380)	$—	$10,195
U.S. Agency mortgage-backed securities	102,655	6	(16,674)	—	85,987
Municipal	20,160	—	(1,801)	—	18,359
Corporate bonds	60,588	—	(5,151)	(926)	54,511
Total	$194,978	$6	$(25,006)	$(926)	$169,052

Investment securities held to maturity (HTM):

	September 30, 2023
		GROSS	GROSS		ALLOWANCE
		UNREALIZED	UNREALIZED	FAIR	FOR CREDIT
	COST BASIS	GAINS	LOSSES	VALUE	LOSSES

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(513)	$1,987	$—
U.S. Agency mortgage-backed securities	19,582	—	(3,023)	16,559	—
Municipal	33,724	—	(4,119)	29,605	(2)
Corporate bonds and other securities	4,477	—	(237)	4,240	(30)
Total	$60,283	$—	$(7,892)	$52,391	$(32)

Investment securities available for sale (AFS):

	December 31, 2022
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$11,797	$1	$(1,265)	$10,533
U.S. Agency mortgage-backed securities	102,631	64	(12,710)	89,985
Municipal	20,837	—	(1,799)	19,038
Corporate bonds	63,152	30	(3,230)	59,952
Total	$198,417	$95	$(19,004)	$179,508

Investment securities held to maturity (HTM):

	December 31, 2022
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(432)	$2,068
U.S. Agency mortgage-backed securities	18,877	8	(2,212)	16,673
Municipal	33,993	2	(3,880)	30,115
Corporate bonds and other securities	6,508	—	(172)	6,336
Total	$61,878	$10	$(6,696)	$55,192

The Company sold no AFS securities during the third quarter or first nine months of 2023. The Company sold $1.5 million AFS securities during the third quarter and first nine months of 2022 resulting in $5,000 of gross investment security gains and $5,000 of gross investment security losses.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $130,945,000 at September 30, 2023 and $134,002,000 at December 31, 2022.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of September 30, 2023, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.8% of the par value.

Contractual maturities of securities at September 30, 2023 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at September 30, 2023 is 53.8 months and is shorter than the duration at December 31, 2022 which was 56.0 months. The duration remains within our internally established guideline to not exceed 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	September 30, 2023
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$5,395	$5,267	$2,579	$2,513
After 1 year but within 5 years	46,169	43,751	14,096	13,137
After 5 years but within 10 years	46,884	39,898	22,916	19,404
Over 10 years	96,530	80,136	20,692	17,337
Total	$194,978	$169,052	$60,283	$52,391

The following table summarizes the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2023, aggregated by security type and length of time in a continuous loss position (in thousands):

	September 30, 2023
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$497	$(2)	$9,698	$(1,378)	$10,195	$(1,380)
U.S. Agency mortgage-backed securities	7,541	(125)	74,123	(16,549)	81,664	(16,674)
Municipal	—	—	17,959	(1,801)	17,959	(1,801)
Corporate bonds	11,380	(544)	39,132	(4,607)	50,512	(5,151)
Total	$19,418	$(671)	$140,912	$(24,335)	$160,330	$(25,006)

At September 30, 2023, within the available for sale debt securities portfolio, the Company had one U.S. Agency, 12 U.S. Agency mortgage-backed securities, and 14 corporate bonds that have been in a gross unrealized loss position for less than 12 months with depreciation of 3.3% from its amortized cost basis. Additionally, at September 30, 2023, within the available for sale debt securities portfolio, the Company had 13 U.S. Agency, 147 U.S. Agency mortgage-backed securities, 57 municipal, and 79 corporate bonds that have been in a gross unrealized loss position for greater than 12 months with depreciation of 14.7% from its amortized cost basis.

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

The Company did not record a provision for credit losses on available for sale debt securities during the third quarter of 2023 while a $926,000 provision for credit losses on available for sale debt securities was recorded during the first nine months of 2023. The recognition of the loss resulted from a subordinated debt investment issued by Signature Bank which was closed by banking regulators on March 12, 2023. In a press release issued by the Federal Deposit Insurance Corporation (FDIC), it was disclosed that unsecured debt holders of the institution will not be protected. Management reviewed the Form 10-K for the year ended December 31, 2022 filed by Signature Bank, which was filed on March 1, 2023, and determined that no circumstances existed to indicate that the debt security held by the Company was impaired as of December 31, 2022. Specifically, as of December 31, 2022, Signature Bank had total assets of $110.4 billion, net income of $1.3 billion for the year then ended, and demonstrated strong regulatory capital ratios. The corporate security has been placed in non-accrual status and approximately $17,000 of unpaid interest previously credited to income was reversed.

The following tables present the activity in the allowance for credit losses on held to maturity debt securities by major security type for the three and nine months ended September 30, 2023 (in thousands).

	Three months ended September 30, 2023
	Balance at	Charge-		Provision	Balance at
	June 30, 2023	Offs	Recoveries	(Credit)	September 30, 2023
U.S. Agency	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—
Municipal	2	—	—	—	2
Corporate bonds and other securities	107	—	—	(77)	30
Total	$109	$—	$—	$(77)	$32

	Nine months ended September 30, 2023
	Balance at	Impact of Adopting	Charge-		Provision	Balance at
	December 31, 2022	ASU 2016-13	Offs	Recoveries	(Credit)	September 30, 2023
U.S. Agency	$—	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—	—
Municipal	—	3	—	—	(1)	2
Corporate bonds and other securities	—	111	—	—	(81)	30
Total	$—	$114	$—	$—	$(82)	$32

As stated previously, the Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the PD/LGD method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. Additionally, based on management judgment, certain qualitative adjustments, such as the Company’s historical loss experience and/or the issuer’s credit quality, may be applied.

Maintaining investment quality is a primary objective of the Company’s Investment Policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of A. The Company monitors the credit ratings of its debt securities on a quarterly basis. At September 30,

2023, 53.8% of the total investment securities portfolio was rated AAA as compared to 52.5% at December 31, 2022. Approximately 14.5% of the total investment securities portfolio was either rated below A or unrated at September 30, 2023 as compared to 14.7% at December 31, 2022.

Specifically, the following table summarizes the amortized cost of held to maturity debt securities at September 30, 2023, aggregated by credit quality indicator (in thousands).

	September 30, 2023
	Credit Rating
	AAA/AA/A	BBB/BB/B	Unrated	Total
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	19,582	—	—	19,582
Municipal	33,724	—	—	33,724
Corporate bonds and other securities	3,006	—	1,471	4,477
Total	$58,812	$—	$1,471	$60,283

The Company had no held to maturity debt securities in non-accrual status or past due 90 days still accruing interest at September 30, 2023. The underlying issuers continue to make timely principal and interest payments on the securities.

8.    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. As of September 30, 2023 and December 31, 2022, accrued interest receivable on loans totaled $4.0 million and $3.5 million, respectively, which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan.

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

The loan portfolio of the Company consists of the following (in thousands):

September 30, 2023
Commercial:
Commercial real estate (owner occupied) (1)	$88,458
Other commercial and industrial	144,806
Commercial real estate (non-owner occupied):
Retail (1)	158,637
Multi-family (1)	104,597
Other (1)	229,885
Residential mortgages	174,419
Consumer	101,504
Loans, net of unearned income	$1,002,306

December 31, 2022
Commercial:
Commercial and industrial	$153,398
Paycheck Protection Program (PPP)	22
Commercial real estate (owner occupied) (1)	75,158
Commercial real estate (non-owner occupied) (1)	450,744
Residential mortgages (1)	297,971
Consumer	13,473
Loans, net of unearned income	$990,766
(1)	Real estate construction loans constituted 2.8% and 4.7% of the Company’s total loans, net of unearned income as of September 30, 2023 and December 31, 2022, respectively.

Loan balances at September 30, 2023 and December 31, 2022 are net of unearned income of $401,000 and $343,000, respectively.

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

The following tables summarize the rollforward of the allowance for credit losses by loan portfolio segment for the three- and nine-month periods ending September 30, 2023 and 2022 (in thousands).

	Three months ended September 30, 2023
	Balance at	Charge-		Provision	Balance at
	June 30, 2023	Offs	Recoveries	(Credit)	September 30, 2023
Commercial real estate (owner occupied)	$1,517	$—	$6	$21	$1,544
Other commercial and industrial	2,849	(75)	—	(30)	2,744
Commercial real estate (non-owner occupied) - retail	1,477	—	—	49	1,526
Commercial real estate (non-owner occupied) - multi-family	1,145	—	2	28	1,175
Other commercial real estate (non-owner occupied)	3,087	—	4	92	3,183
Residential mortgages	1,037	(54)	9	35	1,027
Consumer	1,109	(41)	23	23	1,114
Total	$12,221	$(170)	$44	$218	$12,313

	Three months ended September 30, 2022
	Balance at	Charge-		Provision	Balance at
	June 30, 2022	Offs	Recoveries	(Credit)	September 30, 2022
Commercial	$3,158	$—	$4	$(406)	$2,756
Commercial real estate (non-owner occupied)	5,716	(1,390)	13	1,093	5,432
Residential mortgages	1,473	(9)	2	(89)	1,377
Consumer	102	(24)	8	1	87
Allocation for general risk	1,119	—	—	(99)	1,020
Total	$11,568	$(1,423)	$27	$500	$10,672

	Nine months ended September 30, 2023
	Balance at	Impact of Adopting	Charge-		Provision	Balance at
	December 31, 2022	ASU 2016-13	Offs	Recoveries	(Credit)	September 30, 2023
Commercial real estate (owner occupied)	$—	$1,380	$—	$18	$146	$1,544
Other commercial and industrial	—	2,908	(75)	2	(91)	2,744
Commercial real estate (non-owner occupied) - retail	—	1,432	—	—	94	1,526
Commercial real estate (non-owner occupied) - multi-family	—	1,226	—	5	(56)	1,175
Other commercial real estate (non-owner occupied)	5,972	(2,776)	—	11	(24)	3,183
Commercial (owner occupied real estate and other)	2,653	(2,653)	—	—	—	—
Residential mortgages	1,380	(355)	(54)	12	44	1,027
Consumer	85	695	(210)	104	440	1,114
Allocation for general risk	653	(653)	—	—	—	—
Total	$10,743	$1,204	$(339)	$152	$553	$12,313

	Nine months ended September 30, 2022
	Balance at	Charge-		Provision	Balance at
	December 31, 2021	Offs	Recoveries	(Credit)	September 30, 2022
Commercial	$3,071	$(72)	$4	$(247)	$2,756
Commercial real estate (non-owner occupied)	6,392	(1,390)	39	391	5,432
Residential mortgages	1,590	(32)	14	(195)	1,377
Consumer	113	(110)	46	38	87
Allocation for general risk	1,232	—	—	(212)	1,020
Total	$12,398	$(1,604)	$103	$(225)	$10,672

The Company recorded a $218,000 provision for credit losses in the third quarter of 2023 as compared to a $500,000 provision recorded in the third quarter of 2022. For the first nine months of 2023, the Company recorded a $553,000 provision for credit losses compared to a $225,000 provision recovery recorded in the first nine months of 2022, representing a $778,000 unfavorable shift between years. The 2023 provision for credit losses in the loan portfolio was necessary due to risk rating and non-accrual activity. Specifically, total classified loan levels exhibited a net increase during the first nine months of 2023 due to the risk rating downgrade of several commercial real estate loan relationships earlier this year. In addition, an increased historical loss rate within the consumer loan pool resulted in a significant increase in the allocated allowance for credit losses despite contraction within the portfolio since the beginning of the year.

Non-performing assets increased from $5.2 million at December 31, 2022 to $6.2 million at September 30, 2023 primarily due to an increase in non-accrual loans reflecting the transfer of two commercial real estate loan relationships together with three small business loans to non-accrual status which were partially offset by a decline in non-accrual residential mortgage loans. Overall, non-performing assets remain well controlled at 0.62% of total loans. Through nine months of 2023, the Company experienced net loan charge-offs of $187,000, or 0.03% of total average loans, which compares favorably to net charge-offs of $1.5 million, or 0.21% of total average loans, in the first nine months of 2022. In summary, the allowance for credit losses on the loan portfolio provided 199% coverage of non-performing assets, and 1.23% of total loans, at September 30, 2023, compared to 207% coverage of non-performing assets, and 1.08% of total loans, on December 31, 2022.

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

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 69% of the third quarter of 2023 general reserve represented qualitative adjustment with 31% representing quantitative reserve.

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

The following tables summarize the loan portfolio and allowance for credit losses (in thousands).

	At September 30, 2023
	Commercial real estate (owner occupied)	Other commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$191	$1,937	$—	$—	$2,602	$—	$—	$4,730
Collectively evaluated	88,267	142,869	158,637	104,597	227,283	174,419	101,504	997,576
Total loans	$88,458	$144,806	$158,637	$104,597	$229,885	$174,419	$101,504	$1,002,306
Allowance for credit losses:
Specific reserve allocation	$—	$434	$—	$—	$1	$—	$—	$435
General reserve allocation	1,544	2,310	1,526	1,175	3,182	1,027	1,114	11,878
Total allowance for credit losses	$1,544	$2,744	$1,526	$1,175	$3,183	$1,027	$1,114	$12,313

	At December 31, 2022
		Commercial
		real estate	Residential		Allocation for
	Commercial	(non-owner occupied)	mortgages	Consumer	general risk	Total
Loans:
Individually evaluated	$1,989	$1,586	$—	$—		$3,575
Collectively evaluated	226,589	449,158	297,971	13,473		987,191
Total loans	$228,578	$450,744	$297,971	$13,473		$990,766
Allowance for credit losses:
Specific reserve allocation	$520	$3	$—	$—	$—	$523
General reserve allocation	2,133	5,969	1,380	85	653	10,220
Total allowance for credit losses	$2,653	$5,972	$1,380	$85	$653	$10,743

The following table presents the amortized cost basis of collateral-dependent loans by class of loans (in thousands).

Collateral Type
September 30, 2023	Real Estate
Commercial:
Commercial real estate (owner occupied)	$191
Commercial real estate (non-owner occupied):
Other	2,602
Total	$2,793

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

	At September 30, 2023
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due over 90 days still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$191	$—	$191	$—	$—	$191
Other commercial and industrial	—	1,937	1,937	—	—	1,937
Commercial real estate (non-owner occupied) - retail	—	—	—	—	—	—
Commercial real estate (non-owner occupied) - multi-family	—	—	—	—	—	—
Other commercial real estate (non-owner occupied)	2,601	1	2,602	—	—	2,602
Residential mortgages	—	491	491	255	—	746
Consumer	—	697	697	21	—	718
Total	$2,792	$3,126	$5,918	$276	$—	$6,194

At December 31, 2022
Non-accrual loans:
Commercial and industrial	$1,989
Commercial real estate (non-owner occupied)	1,586
Residential mortgages	1,577
Consumer	9
Total	5,161

Other real estate owned and repossessed assets:
Residential mortgages	38
Consumer	1
Total	39
Total non-performing assets	$5,200

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for the year ending December 31, 2023 requires review of approximately 25% of the commercial loan portfolio.

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

	At September 30, 2023
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2023	2022	2021	2020	2019	Prior	Basis	Term	Total

	(IN THOUSANDS)
Commercial real estate (owner occupied)
Pass	$15,059	$6,936	$15,265	$8,581	$10,463	$27,086	$456	$—	$83,846
Special Mention	—	—	465	—	2,258	—	783	—	3,506
Substandard	—	—	—	—	—	1,106	—	—	1,106
Doubtful	—	—	—	—	—	—	—	—	—
Total	$15,059	$6,936	$15,730	$8,581	$12,721	$28,192	$1,239	$—	$88,458
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial
Pass	$13,691	$37,112	$13,378	$6,425	$5,547	$20,960	$43,603	$—	$140,716
Special Mention	—	—	131	—	—	—	1,872	—	2,003
Substandard	—	159	—	—	—	1,442	486	—	2,087
Doubtful	—	—	—	—	—	—	—	—	—
Total	$13,691	$37,271	$13,509	$6,425	$5,547	$22,402	$45,961	$—	$144,806
Current period gross charge-offs	$—	$75	$—	$—	$—	$—	$—	$—	$75
Commercial real estate (non-owner occupied) - retail
Pass	$25,300	$23,906	$33,398	$23,355	$9,322	$42,373	$983	$—	$158,637
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,300	$23,906	$33,398	$23,355	$9,322	$42,373	$983	$—	$158,637
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$14,145	$16,789	$16,487	$12,139	$10,984	$32,602	$351	$—	$103,497
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	978	—	122	—	—	1,100
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,145	$16,789	$16,487	$13,117	$10,984	$32,724	$351	$—	$104,597
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$22,939	$34,857	$48,257	$20,354	$23,233	$55,878	$978	$—	$206,496
Special Mention	—	—	—	—	—	3,847	—	—	3,847
Substandard	—	1,066	—	—	7,047	11,229	—	199	19,541
Doubtful	—	—	—	—	—	1	—	—	1
Total	$22,939	$35,923	$48,257	$20,354	$30,280	$70,955	$978	$199	$229,885
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by risk rating
Pass	$91,134	$119,600	$126,785	$70,854	$59,549	$178,899	$46,371	$—	$693,192
Special Mention	—	—	596	—	2,258	3,847	2,655	—	9,356
Substandard	—	1,225	—	978	7,047	13,899	486	199	23,834
Doubtful	—	—	—	—	—	1	—	—	1
Total	$91,134	$120,825	$127,381	$71,832	$68,854	$196,646	$49,512	$199	$726,383
Current period gross charge-offs	$—	$75	$—	$—	$—	$—	$—	$—	$75

	At December 31, 2022
		SPECIAL
	PASS	MENTION	SUBSTANDARD	DOUBTFUL	TOTAL

	(IN THOUSANDS)
Commercial and industrial	$148,361	$—	$5,037	$—	$153,398
Paycheck Protection Program (PPP)	22	—	—	—	22
Commercial real estate (owner occupied)	74,187	—	971	—	75,158
Commercial real estate (non-owner occupied)	423,486	11,015	16,240	3	450,744
Total	$646,056	$11,015	$22,248	$3	$679,322

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

	At September 30, 2023
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2023	2022	2021	2020	2019	Prior	Basis	Term	Total

	(IN THOUSANDS)
Residential mortgages
Performing	$11,097	$12,015	$61,839	$44,856	$7,154	$36,712	$—	$—	$173,673
Non-performing	—	—	—	—	—	746	—	—	746
Total	$11,097	$12,015	$61,839	$44,856	$7,154	$37,458	$—	$—	$174,419
Current period gross charge-offs	$—	$—	$—	$—	$—	$54	$—	$—	$54
Consumer
Performing	$10,285	$21,742	$10,352	$3,389	$1,263	$5,378	$47,860	$517	$100,786
Non-performing	16	—	—	65	48	328	162	99	718
Total	$10,301	$21,742	$10,352	$3,454	$1,311	$5,706	$48,022	$616	$101,504
Current period gross charge-offs	$8	$35	$17	$1	$3	$146	$—	$—	$210
Total by payment performance
Performing	$21,382	$33,757	$72,191	$48,245	$8,417	$42,090	$47,860	$517	$274,459
Non-performing	16	—	—	65	48	1,074	162	99	1,464
Total	$21,398	$33,757	$72,191	$48,310	$8,465	$43,164	$48,022	$616	$275,923
Current period gross charge-offs	$8	$35	$17	$1	$3	$200	$—	$—	$264

	At December 31, 2022
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Residential mortgages	$296,401	$1,570	$297,971
Consumer	13,457	16	13,473
Total	$309,858	$1,586	$311,444

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At September 30, 2023

		30 – 59	60 – 89
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$88,267	$—	$—	$191	$191	$88,458
Other commercial and industrial	144,438	295	—	73	368	144,806
Commercial real estate (non-owner occupied) - retail	158,637	—	—	—	—	158,637
Commercial real estate (non-owner occupied) - multi-family	104,347	250	—	—	250	104,597
Other commercial real estate (non-owner occupied)	227,284	—	—	2,601	2,601	229,885
Residential mortgages	173,431	198	44	746	988	174,419
Consumer	100,715	328	74	387	789	101,504
Total	$997,119	$1,071	$118	$3,998	$5,187	$1,002,306

	At December 31, 2022

		30 – 59	60 – 89
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS

	(IN THOUSANDS)
Commercial and industrial	$152,314	$797	$287	$—	$1,084	$153,398
Paycheck Protection Program (PPP)	22	—	—	—	—	22
Commercial real estate (owner occupied)	74,960	198	—	—	198	75,158
Commercial real estate (non-owner occupied)	446,809	3,935	—	—	3,935	450,744
Residential mortgages	295,790	489	422	1,270	2,181	297,971
Consumer	13,290	60	114	9	183	13,473
Total	$983,185	$5,479	$823	$1,279	$7,581	$990,766

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

The Company had no loans modified to borrowers experiencing financial difficulty during the three months ended September 30, 2023.

The following table summarizes the amortized cost basis, as of September 30, 2023, of loans modified to borrowers experiencing financial difficulty during the nine months ended September 30, 2023 (in thousands).

	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Other commercial and industrial	$417	0.29%
Total	$417

	Combination - Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Other commercial real estate (non-owner occupied)	$7,047	3.07%
Total	$7,047

At September 30, 2023, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2023.

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
Other commercial real estate (non-owner occupied)

During the second quarter, provided seven months of interest only payments at a reduced rate with the remaining portion of interest, totaling approximately $303,000, being deferred until maturity. Additionally, provided three month maturity date extension

The Company had no loans which were modified to borrowers experiencing financial difficulty which subsequently defaulted during the three and nine months ended September 30, 2023. The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Specifically, the $7.0 million other commercial real estate (non-owner occupied) loan disclosed above is secured by a mixed use (retail/office) property located within the City of Pittsburgh, but not in the downtown central business district. A recent appraisal of the property supports the collectability of the outstanding loan balance as the borrower works to find new tenants for open spaces. As of September 30, 2023, the modified loans described in the tables above were current as to payments.

The following table details the loan modified as a TDR during the three-month period ended September 30, 2022 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial real estate (non-owner occupied)	1	$1,620	Extension of maturity date with an interest only period at below market interest rate

The following table details the loans modified as TDRs during the nine-month period ended September 30, 2022 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$458	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate
Commercial real estate (non-owner occupied)	1	$1,620	Extension of maturity date with an interest only period at below market interest rate

10.  Short-Term Borrowings and Advances from Federal Home Loan Bank

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At September 30, 2023
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$63,451	5.68%
FHLB Advances	2023	2,000	5.38
	2024	5,197	2.02
	2025	—	—
	2026	6,920	3.94
	2027	4,000	3.91
	2028 and over	4,000	4.47
Total FHLB advances		22,117	3.71
Total short-term and FHLB borrowings		$85,568	5.17%

	At December 31, 2022
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$88,641	4.45%
FHLB Advances	2023	15,568	1.59
	2024	4,197	1.19
Total FHLB advances		19,765	1.50
Total short-term and FHLB borrowings		$108,406	3.91%

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

11.  Accumulated Other Comprehensive Loss

The following tables present the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30, 2023				Three months ended September 30, 2022
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on	Defined
	Investment	Interest	Benefit		Investment	Benefit
	Securities	Rate	Pension		Securities	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$(17,049)	$261	$(7,582)	$(24,370)	$(8,766)	$(11,467)	$(20,233)
Other comprehensive income (loss) before reclassifications	(2,700)	443	(23)	(2,280)	(6,370)	(498)	(6,868)
Amounts reclassified from accumulated other comprehensive loss	—	(127)	23	(104)	—	451	451
Net current period other comprehensive income (loss)	(2,700)	316	—	(2,384)	(6,370)	(47)	(6,417)
Ending balance	$(19,749)	$577	$(7,582)	$(26,754)	$(15,136)	$(11,514)	$(26,650)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

	Nine months ended September 30, 2023				Nine months ended September 30, 2022
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on	Defined
	Investment	Interest	Benefit		Investment	Benefit
	Securities	Rate	Pension		Securities	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$(14,938)	$—	$(7,582)	$(22,520)	$1,386	$(7,898)	$(6,512)
Other comprehensive income (loss) before reclassifications	(4,811)	798	(23)	(4,036)	(16,522)	(5,408)	(21,930)
Amounts reclassified from accumulated other comprehensive loss	—	(221)	23	(198)	—	1,792	1,792
Net current period other comprehensive income (loss)	(4,811)	577	—	(4,234)	(16,522)	(3,616)	(20,138)
Ending balance	$(19,749)	$577	$(7,582)	$(26,754)	$(15,136)	$(11,514)	$(26,650)

(1) Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following tables present the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	September 30, 2023	September 30, 2022	statement of operations
Interest rate hedge
	$(161)	$—	Interest expense - Deposits
	34	—	Provision for income taxes
	$(127)	$—
Amortization of estimated defined benefit pension plan loss(2)
	$29	$571	Other expense
	(6)	(120)	Provision for income taxes
	$23	$451
Total reclassifications for the period	$(104)	$451

(1) Amounts in parentheses indicate credits.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the nine	For the nine
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	September 30, 2023	September 30, 2022	statement of operations
Interest rate hedge
	$(280)	$—	Interest expense - Deposits
	59	—	Provision for income taxes
	$(221)	$—
Amortization of estimated defined benefit pension plan loss(2)
	$29	$2,268	Other expense
	(6)	(476)	Provision for income taxes
	$23	$1,792
Total reclassifications for the period	$(198)	$1,792

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2023, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At September 30, 2023
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$154,319	13.72%	$138,883	12.40%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	114,362	10.17	125,601	11.21	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,362	10.17	125,601	11.21	6.00	8.00
Tier 1 Capital (To Average Assets)	114,362	8.41	125,601	9.33	4.00	5.00

	At December 31, 2022
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$153,092	13.87%	$136,767	12.44%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	114,959	10.41	125,278	11.39	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,959	10.41	125,278	11.39	6.00	8.00
Tier 1 Capital (To Average Assets)	114,959	8.52	125,278	9.39	4.00	5.00

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

The following table summarizes the interest rate swap transactions that impacted the Company’s first nine months of 2023 and 2022 performance (in thousands, except percentages).

	At September 30, 2023
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$64,564	7.39%	Monthly	$1,514
Swap liabilities	N/A	(64,564)	(7.39)	Monthly	(1,514)
Net exposure		$—	—%		$—

	At September 30, 2022
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$64,624	3.54%	Monthly	$(306)
Swap liabilities	N/A	(64,624)	(3.54)	Monthly	306
Net exposure		$—	—%		$—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPA can be found in Note 17. The notional amount of the risk participation agreement outstanding at September 30, 2023 and December 31, 2022 was $1.9 million and $2.1 million, respectively.

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in accumulated other comprehensive loss (within Shareholders’ Equity), net of tax, with a corresponding offset within other liabilities. Disclosures related to the fair value of the interest rate hedge can be found in Note 17. Amounts recorded in accumulated other comprehensive loss for the effective portion of changes in the fair value are subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the period ended September 30, 2023.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the three and nine months ended September 30, 2023, the Company had $161,000 and $280,000 of gains, respectively, which resulted in a decrease to interest expense. In the twelve months that follow September 30, 2023, the Company estimates that approximately $668,000 will be reclassified as a decrease to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates. As of September 30, 2023, the maximum length of time over which forecasted transactions are hedged is three years with all hedge transactions terminating in the first half of 2026.

The following table summarizes the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the three and nine months ended September 30, 2023 (in thousands).

	Three months ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Loss on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Compreshensive Loss
Interest rate hedge	$400	Interest expense - Deposits	$(161)
Total	$400		$(161)

	Nine months ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Loss on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Compreshensive Loss
Interest rate hedge	$733	Interest expense - Deposits	$(280)
Total	$733		$(280)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at September 30, 2023 and 2022.

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

The contribution of the major business segments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2023		September 30, 2023
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$14,285	$4,340	$41,314	$12,165
Wealth management	2,845	487	8,383	907
Investment/Parent	(4,075)	(4,180)	(8,641)	(11,097)
Total	$13,055	$647	$41,056	$1,975

	Three months ended		Nine months ended
	September 30, 2022		September 30, 2022
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$13,341	$3,359	$37,912	$9,493
Wealth management	2,827	425	9,006	1,658
Investment/Parent	(1,313)	(1,682)	(3,699)	(4,650)
Total	$14,855	$2,102	$43,219	$6,501

15.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $265.3 million and $227.6 million along with standby letters of credit of $7.7 million and $9.0 million as of September 30, 2023 and December 31, 2022, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision (credit) for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded a provision for credit losses on unfunded commitments for the three and nine months ended September 30, 2023 of $48,000 and $14,000, respectively. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $937,000 at September 30, 2023 and $746,000 at December 31, 2022.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

16.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities and corporate bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$327	$358	$841	$1,073
Interest cost	514	365	1,384	1,094
Expected return on plan assets	(1,124)	(1,052)	(3,192)	(3,156)
Amortization of net loss	29	341	29	1,024
Settlement charge	—	230	—	1,244
Net periodic pension (benefit) cost	$(254)	$242	$(938)	$1,279

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The reduced pension expense in the third quarter and first nine months of 2023 reflects the retirement of a larger than typical number of employees over the past two years who chose to take a lump sum payment instead of receiving future monthly annuity payments. These individuals are no longer included in the pension plan which therefore favorably impacts the Company’s basic pension expense. Additionally, the Company recognized a $230,000 and $1.2 million settlement charge in connection with its defined benefit pension plan in the third quarter and first nine months of 2022, respectively, while no such charge was recognized in the same periods of this year. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year.

The accrued pension liability, which had a positive (debit) balance of $22.3 million and $21.3 million, was reclassified to other assets on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. The balance of the accrued pension liability continues to be a positive value as a result of Company contributions to the plan and the revaluation of the obligation.

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

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at September 30, 2023
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$492	$492	$—	$—
Available for sale securities:
U.S. Agency	10,195	—	10,195	—
U.S. Agency mortgage-backed securities	85,987	—	85,987	—
Municipal	18,359	—	18,359	—
Corporate bonds	54,511	—	54,511	—
Interest rate swap asset (1)	7,805	—	7,805	—
Interest rate hedge (1)	733	—	733	—
Interest rate swap liability (2)	(7,863)	—	(7,863)	—
Risk participation agreement (2)	—	—	—	—

	Fair Value Measurements at December 31, 2022
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$502	$502	$—	$—
Available for sale securities:
U.S. Agency	10,533	—	10,533	—
U.S. Agency mortgage-backed securities	89,985	—	89,985	—
Municipal	19,038	—	19,038	—
Corporate bonds	59,952	—	59,952	—
Interest rate swap asset (1)	6,992	—	6,992	—
Interest rate swap liability (2)	(6,872)	—	(6,872)	—
Risk participation agreement (2)	—	—	—	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At September 30, 2023, individually evaluated loans using the collateral method with a carrying value of $2.8 million were reduced by a specific valuation allowance totaling $1,000 resulting in a net fair value of $2.8 million. At December 31, 2022, individually evaluated loans using the collateral method with a carrying value of $1.6 million were reduced by a specific valuation allowance totaling $3,000 resulting in a net fair value of $1.6 million.

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

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
September 30, 2023	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Individually evaluated loans	$2,792	$—	$—	$2,792

	Fair Value Measurements
December 31, 2022	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$1,583	$—	$—	$1,583
Other real estate owned and repossessed assets	39	—	—	39

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
September 30, 2023	Fair Value	Techniques	Input	Range (Wgtd Avg)
Individually evaluated loans	$2,792	Appraisal of	Appraisal	0% to 100% (0.03%)
		collateral (1)	adjustments (2)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2022	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$1,583	Appraisal of	Appraisal	0% to 100% (0.2%)
		collateral (1)	adjustments (2)
Other real estate owned and repossessed assets	39	Appraisal of	Appraisal	52% (52%)
		collateral (1)	adjustments (2)
			Liquidation	10% to 39% (11%)
expenses
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on U.S. GAAP measurements and recorded carrying values at September 30, 2023 and December 31, 2022 for the remaining financial instruments not required to be reported at fair value were as follows:

	September 30, 2023
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$60,283	$52,391	$—	$50,584	$1,807
Loans, net of allowance for credit losses and unearned income	989,993	915,084	—	—	915,084
FINANCIAL LIABILITIES:
Deposits with stated maturities	314,843	313,143	—	—	313,143
All other borrowings (1)	48,792	46,525	—	—	46,525

	December 31, 2022
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$61,878	$55,192	$—	$52,323	$2,869
Loans held for sale	59	57	57	—	—
Loans, net of allowance for credit losses and unearned income	980,023	938,188	—	—	938,188
FINANCIAL LIABILITIES:
Deposits with stated maturities	286,004	281,297	—	—	281,297
All other borrowings (1)	46,409	44,759	—	—	44,759
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

THREE MONTHS ENDED SEPTEMBER 30, 2023 VS. THREE MONTHS ENDED SEPTEMBER 30, 2022

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2023	September 30, 2022
Net income	$647	$2,102
Diluted earnings per share	0.04	0.12
Return on average assets (annualized)	0.19%	0.62%
Return on average equity (annualized)	2.49%	7.81%

The Company reported net income of $647,000, or $0.04 per diluted common share. This earnings performance represented a $1,455,000, or 69.2%, decrease from the third quarter of 2022 when net income totaled $2,102,000, or $0.12 per diluted common share. Overall, a decrease to net interest income which reflects total interest expense increasing to a higher degree than the increase in total interest income, along with increased non-interest expense due to additional legal and professional services costs related to litigation and responses to the actions of an activist investor were the primary reasons for the lower level of earnings in the third quarter of 2023.

…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company’s net interest income performance for the third quarter of 2023 to the third quarter of 2022 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	September 30, 2023	September 30, 2022	Change	% Change
Interest income	$15,439	$12,700	$2,739	21.6%
Interest expense	6,640	2,171	4,469	205.8
Net interest income	$8,799	$10,529	$(1,730)	(16.4)
Net interest margin	2.76%	3.35%	(0.59)%	N/M

N/M — not meaningful

The Company's net interest income in the third quarter of 2023 decreased by $1.7 million, or 16.4%, from the prior year's third quarter while the net interest margin of 2.76% for the third quarter of 2023 represents a 59-basis point decrease from the third quarter of 2022. The Company’s quarterly net interest margin performance peaked in the third quarter of 2022. The decrease in net interest income reflects total interest expense increasing to a higher level than the increase in total interest income. The Company continues to benefit from increased yields on total loans and investment securities due to a higher U.S. Treasury yield curve and the Federal Reserve’s action to tighten monetary policy in their effort to tame decades high inflation. However, similar to what is occurring across the banking industry, increased national interest rates have caused total deposit and borrowing costs to increase to a higher degree, resulting in net interest margin compression and lower net interest income.

Total average loans in the third quarter of 2023 compare favorably to the 2022 third quarter average by $18.6 million, or 1.9%. Excluding PPP loans, which still existed on the balance sheet in 2022, total average loans in the third quarter of 2023 exceeded last year’s third quarter by $20.0 million, or 2.0%. More significantly, on an end of period basis, total loans at September 30, 2023, increased by $22.9 million since the end of the third quarter of 2022 and surpassed the $1.0 billion threshold for the first time in Company history. Loan pipelines continue to be strong, but some customers have delayed fundings given the uncertainty that exists in the economy and expectations regarding interest rates. Growth in commercial & industrial (C&I), commercial real estate (CRE), and home equity loans more than offset decreased residential mortgage and consumer loans. Overall, the higher interest rate environment along with the higher average volumes of C&I, CRE, and home equity loans, resulted in total loan interest income improving by $2.5 million, or 23.0%, for the third quarter of 2023 when compared to the third quarter of last year.

Total investment securities averaged $260.2 million for the third quarter of 2023 which is $6.8 million, or 2.7%, higher than the $253.4 million average for the third quarter of last year. The increase reflects additional securities purchased, primarily during 2022, as the U.S. Treasury yield curve increased resulting in a more favorable market for securities purchasing activity. The higher rates resulted in yields for new federal agency mortgage-backed securities and federal agency bonds improving and exceeding the overall average yield of the existing securities portfolio causing interest income from the securities portfolio to increase by $292,000, or 15.1%, for the third quarter of this year.

Due to a combination of increased investment in securities, loan growth and total deposits modestly declining, short-term investments and bank deposits demonstrated a lower average balance in the third quarter of 2023 compared to last year’s third quarter by $9.8 million, or 75.4%. Despite this decline, the Company’s liquidity position remains strong. We will continue to carefully monitor our liquidity position and short-term investments as we expect deposits related to government stimulus programs to continue to decline during the remainder of 2023. Overall, the 2023 third quarter average balance of total interest earning assets increased since last year’s third quarter average by $15.6 million, or 1.3%, while total interest income increased by $2.7 million, or 21.6%, compared to the third quarter of 2022.

On the liability side of the balance sheet, total average deposits for the third quarter of 2023 are $10.0 million, or 0.9%, lower than the 2022 third quarter average. The modest decrease since last year’s third quarter is reflective of a portion of the funds from the government stimulus programs leaving the balance sheet and reflects greater pricing competition in the market to retain deposits because of the increasing national interest rates. Since earlier in 2023 when three large bank failures occurred, customer fear of contagion within the industry caused deposit flight, especially uninsured deposits, from certain banks to other financial services providers. Despite this turmoil, the Company’s core deposit base continued to demonstrate the strength and stability that it has for many years. In addition to its strong, loyal core deposit base, the Company has several other sources of liquidity including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not utilize brokered deposits as a funding source. The loan to deposit ratio averaged 86.5% in the third quarter of 2023, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support our customers and our community during times of economic volatility.

Total interest expense in the third quarter of 2023 increased by $4.5 million, or 205.8%, when compared to the third quarter of 2022, due to higher deposit and short-term borrowings interest expense. Deposit interest expense was higher by $3.9 million, or 228.7%, while the third quarter 2023 average volume of total interest bearing deposits grew from the 2022 third quarter average by $21.9 million, or 2.3%. The impact that the higher national interest rates had on deposit costs combined with increased market competition to retain and attract deposits contributed to net interest margin compression. Another factor contributing to net interest margin compression was an unfavorable deposit mix shift as the 2023 third quarter average of non-interest bearing demand deposits declined by $31.8 million, or 14.5%, while total interest-bearing deposits increased by $21.9 million, or 2.3% when compared to the 2022 third quarter average. For interest rate risk management purposes and in an effort to offset a portion of the unfavorable impact that rising funding costs are having on net interest income, management proactively executed a $50 million interest rate hedge in February 2023 and another $10 million interest rate hedge in April 2023 to fix the cost of certain deposits that are indexed and move with short-term interest rates. These hedging transactions reduced the Company’s negative variability of net interest income in a rising interest rate environment and helped slow net interest margin compression. Overall, total deposit cost averaged 1.95% in the third quarter of 2023, which is 136 basis points higher than total deposit cost of 0.59% in the third quarter of 2022.

Total borrowings interest expense increased by $536,000, or 118.8%, between the third quarter of 2023 and the third quarter of 2022. The increase results from the impact that the higher national interest rates had on overnight borrowings cost as well as the Company utilizing more overnight borrowed funds in 2023. Total overnight borrowings averaged $36.0 million in the third quarter of 2023 after only $5.1 million of average overnight borrowings were utilized during the third quarter of 2022. Despite a decrease in the average balance of FHLB term borrowings in the third quarter of 2023 compared to the third quarter of 2022 of $10.7 million, or 34.2%, interest expense from FHLB term borrowings increased by $61,000, or 48.0%. The strength of the Company’s liquidity position allowed management to let FHLB term advances mature during 2022 and not be replaced. However, given the inversion in the yield curve, rates for FHLB term advances are lower than the cost of overnight borrowed funds. Therefore, management replaced matured FHLB term advances during the third quarter of 2023.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three-month periods ended September 30, 2023 and 2022 setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended September 30, 2023 and 2022 was $5,000 and $3,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended September 30 (In thousands, except percentages)

	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$994,263	$13,159	5.20%	$975,615	$10,694	4.31%
Short-term investments and bank deposits	3,196	56	6.89	13,009	72	2.16
Investment securities – AFS	199,181	1,745	3.50	192,863	1,490	3.09
Investment securities – HTM	61,017	484	3.17	60,535	447	2.95
Total investment securities	260,198	2,229	3.43	253,398	1,937	3.06
Total interest earning assets/interest income	1,257,657	15,444	4.86	1,242,022	12,703	4.05
Non-interest earning assets:
Cash and due from banks	14,673			17,814
Premises and equipment	17,028			17,575
Other assets	75,372			74,758
Allowance for credit losses	(13,387)			(11,757)
TOTAL ASSETS	$1,351,343			$1,340,412
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$225,395	$1,077	1.90%	$226,606	$353	0.62%
Savings	126,589	31	0.10	139,724	35	0.09
Money markets	299,694	2,008	2.66	289,701	570	0.79
Time deposits	309,719	2,537	3.25	283,504	762	1.08
Total interest bearing deposits	961,397	5,653	2.33	939,535	1,720	0.73
Short-term borrowings	35,970	512	5.59	5,142	36	2.88
Advances from Federal Home Loan Bank	20,455	188	3.69	31,109	127	1.66
Subordinated debt	27,000	263	3.90	27,000	263	3.90
Lease liabilities	3,138	24	3.04	3,424	25	2.91
Total interest bearing liabilities/interest expense	1,047,960	6,640	2.51	1,006,210	2,171	0.86
Non-interest bearing liabilities:
Demand deposits	187,480			219,307
Other liabilities	12,927			8,146
Shareholders’ equity	102,976			106,749
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,351,343			$1,340,412
Interest rate spread			2.35			3.19
Net interest income/ Net interest margin (non-GAAP)		8,804	2.76%		10,532	3.35%
Tax-equivalent adjustment		(5)			(3)
Net Interest Income (GAAP)		$8,799			$10,529

…..PROVISION FOR CREDIT LOSSES…..The Company recorded a $189,000 expense for the provision for credit losses in the third quarter of 2023 after recognizing $500,000 provision expense in the third quarter of 2022. The reduced third quarter of 2023 provision for credit losses was comprised of the recognition of a $218,000 provision for credit losses for the loan portfolio and a $48,000 provision for credit losses related to unfunded commitments which more than offset a $77,000 provision recovery for credit losses for the HTM securities portfolio.

The third quarter 2023 provision for credit losses in the loan portfolio was necessary due to risk rating and non-accrual activity. Overall, we believe that non-performing assets remain well controlled, totaling $6.2 million, or 0.62% of total loans, at September 30, 2023. The Company experienced net loan charge-offs of $126,000, or 0.05% of total average loans, in the third quarter of 2023 which compares favorably to net charge-offs of $1.4 million, or 0.57% of total average loans, in the third quarter of 2022 due to the partial charge-down of one commercial real estate loan relationship.

…..NON-INTEREST INCOME…..Non-interest income for the third quarter of 2023 totaled $4.3 million and decreased by $70,000, or 1.6%, from the third quarter of 2022 performance. Factors contributing to the lower level of non-interest income for the quarter included:

●	a $136,000, or 16.7%, decrease in other income due to the recognition of a credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing our interest rate risk position; and
●	a $32,000, or 1.1%, increase in wealth management fees as the market value of wealth management assets increased since the third quarter of 2022. Wealth management revenues have shown modest growth for the past three consecutive quarters.

…..NON-INTEREST EXPENSE…..Non-interest expense for the third quarter of 2023 totaled $12.1 million and increased by $368,000, or 3.1%, from the prior year’s third quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	a $287,000, or 4.1%, increase in salaries and employee benefits attributable to the annual employee merit increases, a greater level of full-time equivalent employees as the Company filled certain open positions that were vacant last year, and the impact that inflationary pressures are having on the cost of new hires. Partially offsetting the higher level of salaries was lower pension expense as there are fewer employees in the defined benefit pension plan due to numerous retirements over the past few years;
●	a $237,000, or 25.4%, reduction in other expense as the Company did not have to recognize a pension settlement charge in the third quarter of 2023;
●	a $198,000, or 20.9%, rise in professional fees due primarily to increased legal and professional fees related to the defense against an activist investor. These costs amounted to $308,000 in the third quarter of 2023; and
●	a $103,000, or 9.9%, increase in data processing and IT expense due to increased software costs from our core data provider and additional expenses related to monitoring our computing and network environment.

…..INCOME TAX EXPENSE…..The Company recorded income tax expense of $124,000, or an effective tax rate of 16.1%, in the third quarter of 2023. This compares to income tax expense of $526,000, or an effective tax rate of 20.0%, for the third quarter of 2022.

NINE MONTHS ENDED SEPTEMBER 30, 2023 VS. NINE MONTHS ENDED SEPTEMBER 30, 2022

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Net income	$1,975	$6,501
Diluted earnings per share	0.12	0.38
Return on average assets	0.20%	0.65%
Return on average equity	2.53	7.80

For the nine-month period ended September 30, 2023, the Company reported net income of $1,975,000, or $0.12 per diluted common share. This earnings performance was a $4,526,000, or 69.6%, decline from the nine-month period of 2022 when net income totaled $6,501,000, or $0.38 per diluted common share. Overall, the decrease to net interest income, along with increased non-interest expense were the primary reasons for the lower level of earnings in the first nine months of 2023.

While net income is down year-over-year, the Company continued to effectively operate its customer relationship focused community bank in a conservative manner amid a challenging period for the industry. Importantly, there have been several encouraging new business development results in key areas so far this year. For the first time in the Company’s history, total loans now exceed $1 billion. The loyalty of its deposit customers has shown excellent resilience, with an increase of $20.8 million, or 1.9%, in total deposits since the end of 2022. Additionally, wealth management revenues have now shown modest growth for the past three consecutive quarters.

…..NET INTEREST INCOME AND MARGIN…..The following table compares the Company’s net interest income performance for the first nine months of 2023 to the first nine months of 2022 (in thousands, except percentages):

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	Change	% Change
Interest income	$44,892	$35,255	$9,637	27.3%
Interest expense	17,461	4,835	12,626	261.1
Net interest income	$27,431	$30,420	$(2,989)	(9.8)
Net interest margin	2.89%	3.24%	(0.35)%	N/M

N/M — not meaningful

The Company's net interest income in the first nine months of 2023 decreased by $3.0 million, or 9.8%, from the prior year's first nine months while the net interest margin of 2.89% for the first nine months of 2023 represents a 35-basis point decline from the first nine of months of 2022. As previously mentioned, the decrease in net interest income reflects total interest expense increasing to a higher level than the increase in total interest income. The Company continues to benefit from increased yields on total loans and investment securities due to a higher U.S. Treasury yield curve and the Federal Reserve’s action to tighten monetary policy in their effort to tame decades high inflation. However, similar to what is occurring across the banking industry, increased national interest rates have caused total deposit and borrowing costs to increase to a higher degree, resulting in net interest margin compression and lower net interest income.

Total average loans in the first nine months of 2023 compare favorably to the 2022 first nine-month average by $11.6 million, or 1.2%. Excluding PPP loans, which still existed on the balance sheet in 2022, total average loans in the first nine months of 2023 exceeded last year’s first nine months by $17.6 million, or 1.8%. As previously mentioned, loan pipelines continue to be strong, and the loan portfolio has demonstrated consistent growth in 2023 despite some customers delaying fundings given the uncertainty that exists in the economy and expectations regarding interest rates. Growth in commercial & industrial (C&I), commercial real estate (CRE), and home equity loans more than offset decreased residential mortgage and consumer loans. Overall, the higher interest rate environment along with the higher average volumes of C&I, CRE and home equity loans, resulted in total loan interest income improving by $8.1 million, or 27.2%, for the first nine months of 2023 when compared to the first nine months of last year. This increase occurred despite a $433,000 reduction in PPP loan related income in 2023.

Total investment securities averaged $262.7 million for the first nine months of 2023 which is $24.2 million, or 10.1%, higher than the $238.5 million average for the first nine months of last year. The increase reflects additional securities purchased primarily during 2022 as the U.S. Treasury yield curve increased resulting in a more favorable market for securities purchasing activity causing the Company to redeploy some of its short-term excess liquidity. Overall, the higher rates resulted in yields for new federal agency mortgage-backed securities and federal agency bonds improving and exceeding the overall average yield of the existing securities portfolio causing interest income from the securities portfolio to increase by $1.5 million, or 28.5%, through nine months of this year. So far in 2023, purchases of securities have slowed significantly as more funds have been allocated to the loan portfolio and the Company has been controlling the amount of overnight borrowed funds. While yields on new security purchases exceed the overall average yield of the existing securities portfolio, the spread between overnight borrowings and the yield on new securities ranged from negative to only marginally positive causing the slowdown in purchasing activity. Thus, the new investment security purchases have primarily been used to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to deposits of public funds.

Due to a combination of increased investment in securities, loan growth and total deposits modestly declining, short-term investments and bank deposits demonstrated a lower average balance in the first nine months of 2023 compared to last year’s first nine months by $25.6 million, or 87.2%. Despite this decline, the Company’s liquidity position remains strong. We will continue to carefully monitor our liquidity position and short-term investments as we expect deposits related to government stimulus programs to continue to decline during the remainder of 2023. Overall, the 2023 first nine-month average balance of total interest earning assets increased since last year’s nine-month average by $10.1 million, or 0.8%, while total interest income increased by $9.6 million, or 27.3%, since the first nine months of 2022.

On the liability side of the balance sheet, through nine months, total average deposits are $8.3 million, or 0.7%, lower compared to the first nine months of 2022. The modest decrease since last year is reflective of a portion of the funds from the government stimulus programs leaving the balance sheet and greater pricing competition in the market to retain deposits because of the increasing national interest rates. As previously mentioned, the Company’s core deposit base continued to demonstrate the strength and stability that it has for many years, even during times of turmoil when three large bank failures occurred earlier in 2023 and customer fear of contagion within the industry caused deposit flight. Total deposits grew during the first nine months of 2023 by $20.8 million, or 1.9%, on an end of period basis since December 31, 2022, demonstrating what we believe is customer confidence in AmeriServ Financial Bank. In addition to its strong, loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not utilize brokered deposits as a funding source.

Total interest expense in the first nine months of 2023 increased by $12.6 million, or 261.1%, when compared to the first nine months of 2022, due to higher deposit and short-term borrowings interest expense. Deposit interest expense was higher by $11.4 million, or 328.0%, while the nine-month 2023 average volume of total interest bearing deposits grew from the 2022 nine-month average by $13.2 million, or 1.4%. The rising national interest rates resulted in certain deposit products, particularly public funds, which are tied to a market index, repricing upward with the move in short-term national interest rates causing interest expense to increase. Additionally, increased market competition resulted in the Company increasing rates on certain shorter-term certificates of deposit to retain funds. Another factor contributing to net interest margin compression was an unfavorable deposit mix shift as the nine-month average of non-interest bearing demand deposits declined by $21.5 million, or 9.9%, while, as mentioned above, total interest bearing deposits increased by $13.2 million, or 1.4%. As previously mentioned, for interest rate risk management purposes and to offset a portion of the unfavorable impact that rising funding costs are having on net interest income, management proactively executed a $50 million interest rate hedge in February 2023 and another $10 million interest rate hedge in April 2023 to fix the cost of certain deposits that are indexed and move with short-term interest rates. These hedging transactions reduced the Company’s negative variability of net interest income in a rising interest rate environment and helped slow net interest margin compression. Overall, total deposit cost averaged 1.72% in the first nine months of 2023, which is 132 basis points higher than total deposit cost of 0.40% in the first nine months of 2022.

Total borrowings interest expense increased by $1.2 million, or 90.8%, in the first nine months of 2023 compared to the first nine months of 2022. The increase results from the impact that the higher national interest rates had on overnight borrowings cost as well as the Company utilizing more overnight borrowed funds so far in 2023. Total short-term borrowings averaged $33.9 million in the first nine months of 2023 after only averaging $2.2 million in the first nine months of 2022. As previously mentioned, given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. Borrowings interest expense was favorably impacted by reduced interest expense from FHLB term borrowings greater than one year, which declined by $95,000, or 20.9%, during the nine months of 2023 compared to 2022. The average balance of advances from FHLB was lower in the first nine months of 2023 by $17.4 million, or 48.1%, as the Company’s strong liquidity position allowed management to let FHLB term advances mature during 2022 and not be replaced. However, given the inversion in the yield curve, rates for FHLB term advances are lower than the cost of overnight borrowed funds. Therefore, management began replacing matured FHLB term advances in 2023 as part of its overall balance sheet management strategy.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the nine-month periods ended September 30, 2023 and 2022. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 44. The tax equivalent adjustments to interest income on loans and municipal securities for the nine months ended September 30, 2023 and 2022 was $10,000 which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Nine months ended September 30 (In thousands, except percentages)

	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$988,955	$38,049	5.09%	$977,386	$29,922	4.05%
Short-term investments and bank deposits	3,766	186	6.51	29,409	154	0.69
Investment securities – AFS	201,243	5,237	3.47	179,938	3,917	2.90
Investment securities – HTM	61,411	1,430	3.15	58,553	1,272	2.90
Total investment securities	262,654	6,667	3.39	238,491	5,189	2.90
Total interest earning assets/interest income	1,255,375	44,902	4.76	1,245,286	35,265	3.76
Non-interest earning assets:
Cash and due from banks	15,899			17,820
Premises and equipment	17,272			17,449
Other assets	75,027			79,016
Allowance for credit losses	(12,955)			(12,113)
TOTAL ASSETS	$1,350,618			$1,347,458
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$225,793	$2,966	1.76%	$228,425	$549	0.32%
Savings	129,594	94	0.10	138,524	102	0.10
Money markets	300,415	5,257	2.34	290,946	971	0.45
Time deposits	301,384	6,544	2.90	286,061	1,850	0.87
Total interest bearing deposits	957,186	14,861	2.08	943,956	3,472	0.49
Short-term borrowings	33,885	1,341	5.22	2,214	39	2.42
Advances from Federal Home Loan Bank	18,784	398	2.83	36,164	459	1.72
Subordinated debt	27,000	789	3.90	27,000	789	3.90
Lease liabilities	3,207	72	2.98	3,477	76	2.91
Total interest bearing liabilities/interest expense	1,040,062	17,461	2.24	1,012,811	4,835	0.64
Non-interest bearing liabilities:
Demand deposits	194,781			216,266
Other liabilities	11,448			6,946
Shareholders’ equity	104,327			111,435
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,350,618			$1,347,458
Interest rate spread			2.52			3.12
Net interest income/ Net interest margin (non-GAAP)		27,441	2.89%		30,430	3.24%
Tax-equivalent adjustment		(10)			(10)
Net Interest Income (GAAP)		$27,431			$30,420

…..PROVISION FOR CREDIT LOSSES…..The Company recorded a $1.4 million expense for the provision for credit losses in the first nine months of 2023 after recognizing a $225,000 benefit in the first nine months of 2022 resulting in a net unfavorable change of $1.6 million. Included in the nine-month 2023 provision expense was the recognition of a $926,000 loss from a subordinated debt investment with Signature Bank which was closed by banking regulators on March 12, 2023. In a press release issued by the Federal Deposit Insurance Corporation (FDIC), it was disclosed that unsecured debt holders of the institution will not be protected.

The 2023 provision for credit losses for the loan portfolio was necessary due to risk rating and non-accrual activity. Total classified loan levels exhibited a net increase during the first nine months of 2023 due to the downgrade of several commercial real estate loan relationships earlier this year. Specifically, non-performing assets increased from $5.2 million at December 31, 2022 to $6.2 million at September 30, 2023. Through nine months of 2023, the Company experienced net loan charge-offs of $187,000, or 0.03% of total average loans, which compares favorably to net charge-offs of $1.5 million, or 0.21% of total average loans, in the first nine months of 2022. In summary, the allowance for credit losses on the loan portfolio provided 199% coverage of non-performing assets, and 1.23% of total loans, at September 30, 2023, compared to 207% coverage of non-performing assets, and 1.08% of total loans, on December 31, 2022.

…..NON-INTEREST INCOME…..Non-interest income for the first nine months of 2023 totaled $13.6 million and increased by $826,000, or 6.5%, from the first nine months of 2022 performance. Factors contributing to the higher level of non-interest income for the nine-month period included:

●	AmeriServ Financial Bank sold all 7,859 shares of the Class B common stock of Visa, Inc. that it owned for a sale price of $1.7 million. The shares had no carrying value on the balance sheet and, as the Bank had no historical cost basis in the shares, the entire sale price was recognized as a gain. The Company elected to capture this gain in 2023 due to the volatility and uncertainty in the financial markets;
●	a $582,000, or 6.5%, decrease in wealth management fees due to the unfavorable market conditions for both equity securities and particularly bonds which have reduced the market value of wealth management assets. Also, new customer business growth has only partially offset the unfavorable impact of market conditions on fee income. Overall, the fair market value of wealth management assets declined since December 31, 2021, by $327.1 million, or 12.1%, and totaled $2.4 billion at September 30, 2023;
●	a $362,000, or 18.3%, decrease in other income due to the recognition of a credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing our interest rate risk position; and
●	a $60,000, or 32.8%, decrease in net gains on loans held for sale as the limited housing supply along with sharply higher interest rates continues to unfavorably impact residential mortgage loan production.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first nine months of 2023 totaled $37.2 million and increased by $1.9 million, or 5.4%, from the prior year’s first nine months. Factors contributing to the higher level of non-interest expense for the nine-month period included:

●	a $1.9 million, or 80.5%, rise in professional fees due primarily to increased legal and professional fees related to the defense against an activist investor and a proxy contest at the 2023 annual meeting. These costs amounted to $2.0 million for the first nine months of 2023. As expected, costs related to the activist shareholder issue declined meaningfully between the second and third quarters of 2023 by $828,000. However, given a recent increase in activity by the activist investor, the Company cannot determine at this time whether these costs will remain at a lower level in the fourth quarter of 2023;
●	a $1.4 million, or 41.2%, decrease in other expense as the Company did not have to recognize a pension settlement charge in the first nine months of 2023 compared to a $1,244,000 charge recognized in the first nine months of 2022;
●	an $822,000, or 3.8%, increase in salaries and employee benefits expense. The increase is attributable to the annual employee merit increases, a greater level of full-time equivalent employees as the Company filled certain open positions that were vacant last year, and the impact that inflationary pressures are having on the cost of new hires. Partially offsetting the higher level of salaries was lower incentive compensation and pension expense as there are fewer employees in the defined benefit pension plan due to numerous retirements over the past few years; and
●	a $371,000, or 12.7%, increase in data processing and IT expense due to increased software costs from our core data provider and additional expenses related to monitoring our computing and network environment.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $435,000, or an effective tax rate of 18.0%, in the first nine months of 2023. This compares to an income tax expense of $1.6 million, or an effective tax rate of 20.0%, for the first nine months of 2022. The lower level of income tax expense this year is due to the reduced level of pre-tax income.

…..SEGMENT RESULTS.…..The community banking segment reported a net income contribution of $12,165,000 in the first nine months of 2023 which was $2,672,000 higher than the net income contribution in the first nine months of 2022. The increase between time periods results from the strength that this segment provides to the Company which was determined by a thorough funds transfer pricing analysis. In short, a funds transfer pricing analysis determines how funding (deposits) and use of this funding (loans) by each segment contributes to the overall profitability of the Company by providing an estimated positive or negative dollar value of the segment’s contribution to the Company. Overall, the funds transfer pricing analysis indicated that the community banking segment provided an additional $7.0 million benefit to the Company in the nine months of 2023 when compared to the nine months of 2022. Despite the benefit that community banking provides, this segment was unfavorably impacted from net interest margin compression as total deposit interest expense increased to a higher level than the increase to total loan interest income. Another factor contributing to net interest margin compression was an unfavorable deposit mix shift as the nine-month average of non-interest bearing demand deposits declined by $21.5 million, or 9.9%, while total interest-bearing deposits increased by $13.2 million, or 1.4%. This segment continues to benefit from increased yields on loans due to a higher U.S. Treasury yield curve and the Federal Reserve’s action to tighten monetary policy. However, the increased national interest rates have caused total deposit costs to increase to a higher degree. The Company benefitted from a higher level of total average loans in the first nine months of 2023. Growth in commercial & industrial (C&I), commercial real estate (CRE), and home equity loans more than offset decreased residential mortgage and consumer loans. This segment did benefit from an additional $98,000 of total loan charge income which partially offset a decline in PPP processing fees and interest. The Company recognized $433,000 of PPP related income in the first nine months of 2022 and did not recognize any PPP related income in 2023. Overall, total loan interest income improved by $8.1 million, or 27.2%, for the first nine months of 2023 when compared to the first nine months of last year. Deposit interest expense was higher by $11.4 million, or 328.0%, while, as mentioned above, the first nine months of 2023 average volume of total interest-bearing deposits increased by $13.2 million, or 1.4%. The impact that the higher national interest rates had on deposit costs combined with increased market competition to retain and attract deposits contributed to net interest margin compression. This segment was unfavorably impacted by the Company recording $567,000 of expense for the allowance for credit losses on our loan portfolio and unfunded commitments in the first nine months of 2023 compared to a $225,000 recovery for loan losses in last year’s first nine months. This was discussed previously in the Provision for Credit Losses section within this document. Non-interest income was unfavorably impacted by the recognition of a $178,000 credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain commercial borrowers while managing our interest rate risk position. Also, unfavorably impacting non-interest income was a reduced level of loan sale gain income by $60,000 due to the lower level of residential mortgage loan production in 2023. Non-interest expense, within the community banking segment, in the nine months of 2023 compares favorably to last year’s first nine months as reduced pension expense, explained in Note 16, and lower incentive compensation more than offset higher salaries cost. As mentioned previously in the MD&A, the Company did not have to recognize a pension settlement charge in the first nine months of 2023 after recognizing a $1.2 million pension settlement charge last year, which positively impacted all segments.

The wealth management segment’s net income contribution decreased by $751,000 in the first nine months of 2023 from the first nine months of 2022. The decrease reflects the unfavorable market conditions for both equity securities and bonds which have reduced the market value of wealth management assets. Also, new customer business growth has only partially offset the unfavorable impact of market conditions on fee income. The fair market value of wealth management assets declined since December 31, 2021 by $327.1 million, or 12.1%, and totaled $2.4 billion at September 30, 2023. Note that the market value of wealth management assets increased since the third quarter of 2022 and contributed to a favorable quarter versus quarter comparison for wealth management fee income. Wealth management revenues have shown modest growth for the past three consecutive quarters. However, nine-month results for wealth management fees continue to reflect the unfavorable market conditions. Partially offsetting the decline in wealth management revenue for the nine-month period were lower levels of incentive compensation, pension costs and professional fees.

The investment/parent segment reported a net loss of $11,097,000 in the nine months of 2023 which is greater than the net loss of $4,650,000 in the first nine months of 2022 by $6,447,000. The funds transfer pricing analysis within this segment caused the loss reported within this segment to be $4.7 million higher due to the inverted yield curve and the accelerated increase in funding costs on our balance sheet. Also, contributing to the greater loss within this segment was the first quarter of 2023 recognition of a $926,000 loss from a subordinated debt investment with Signature Bank and $2.0 million of additional legal and professional fees related to the Company’s recent annual meeting proxy contest and defense against an activist shareholder. This segment was also unfavorably impacted by $1.2 million of additional total borrowings interest expense due to the higher average balance of short-term borrowed funds. These unfavorable items more than offset the $1.7 million gain recognized during the first quarter of 2023 from the sale of the 7,859 shares of the Class B common stock of Visa Inc. that the Bank owned and an increased level of interest income from investment securities and short-term investments by $1.5 million as the higher interest rates resulted in an improved overall total portfolio yield.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.4 billion at September 30, 2023, which declined by $2.1 million, or 0.2%, from the December 31, 2022 asset level. This change was related, primarily, to decreased levels of cash and cash equivalents and investment securities which were partially offset by increased levels of loans and other assets. Specifically, cash and cash equivalents were reduced by $4.9 million, or 21.5%, while investment securities decreased $12.1 million, or 5.0%, during the first nine months of 2023. Purchasing activity of investment securities slowed significantly during 2023 as more funds have been allocated to the loan portfolio and the Company has been controlling the amount of its overnight borrowed funds due to the negative to the marginally positive spread between overnight borrowings and the yield on new securities. Loans, net of unearned fees, increased $11.5 million, or 1.2%, primarily as a result of growth in commercial real estate (CRE) loans. Other assets increased $2.8 million, or 8.2%, in the first nine months of 2023 due to an increase in the positive (debit) balance of the accrued pension liability as well as increased market values for the interest rate swaps and hedges.

Total deposits increased by $20.8 million, or 1.9%, in the first nine months of 2023. This demonstrates customer confidence and the strength and loyalty of our core deposit base. As of September 30, 2023, the 25 largest depositors represented 22.6% of total deposits, which is an increase from December 31, 2022, when it was 18.8%. As of September 30, 2023 and December 31, 2022, the estimated amount of uninsured deposits was $351.9 million and $316.5 million, respectively. The estimate of uninsured deposits was done at the single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 50% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized by investment securities or FHLB letters of credit to protect these depositor funds. Total borrowings have decreased by $22.9 millon, or 16.5%, since year-end 2022. This change was driven by a decrease in short-term borrowings. Specifically, short-term borrowings decreased by $25.2 million, or 28.4%. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. In addition, the inversion in the yield curve has caused FHLB term advances to have rates that are lower than the cost of overnight borrowed funds. Therefore, management began replacing matured FHLB term advances in 2023 leading to a slight increase in this line item of $2.4 million, or 11.9%.

The Company’s total shareholders’ equity decreased by $4.9 million, or 4.6%, during the first nine months of 2023. The decrease in capital is the result of the Company’s earnings performance during the first nine months of 2023 being more than offset by the cumulative effect adjustment for the adoption of ASU 2016-13 and our common stock dividend payments to shareholders. In addition, the reduced market value of the available for sale investment securities portfolio had a negative impact on accumulated other comprehensive loss which more than offset the improved market value adjustment on the interest rate hedges.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.72%, and a common equity tier 1 capital ratio of 10.17% at September 30, 2023. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of September 30, 2023, the Company’s book value per common share was $5.91 and its tangible book value per common share was $5.11(1). When compared to December 31, 2022, book value per common share and tangible book value per common share declined by $0.29 per common share. The decline in the Company’s book value and tangible book value per share in the first nine months of 2023 compared to last year-end reflects a decrease in the fair value of the Company’s available for sale investment securities by $6.1 million due to higher interest rates. Note that this caused a greater accumulated other comprehensive loss within total equity since December 31, 2022, as the decline in market value of the Company’s available for sale investment securities portfolio more than offset a positive market value adjustment for the interest rate hedges. There was no required revaluation of the net pension liability during the first nine months of 2023. The tangible common equity to tangible assets ratio was 6.50%(1) at September 30, 2023 and decreased by 35-basis points when compared to December 31, 2022.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2023	2022	2022
Total accruing loan delinquency (past due 30 to 89 days)	$1,089	$6,296	$2,343
Total non-accrual loans	5,918	5,161	4,557
Total non-performing assets*	6,194	5,200	4,596
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.11%	0.64%	0.24%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.59	0.52	0.47
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned and repossessed assets*	0.62	0.52	0.47
Non-performing assets as a percentage of total assets*	0.45	0.38	0.34
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.03	0.17	0.21
Annualized provision (credit) for credit losses - loans	0.07	0.01	(0.03)
Total classified loans (loans rated substandard or doubtful)**	$25,299	$23,837	$16,304
*

Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned and repossessed assets.

**	Total classified loans include non-performing residential mortgage and consumer loans.

Overall, the Company continued to maintain good asset quality in the first nine months of 2023 as evidenced by low levels of non-accrual loans, non-performing assets, and loan delinquency levels that continue to be below 1% of total loans. The decline in accruing loan delinquency is primarily attributable to a decrease in commercial and commercial real estate loan delinquency. The increase in non-accrual loans, as well as non-performing assets, reflects the transfer of two commercial real estate loan relationships together with three small business loans to non-accrual status which were partially offset by a decline in non-accrual residential mortgage loans. The increase in classified loans is the result of the risk rating downgrade of two commercial real estate loan relationships which was partially offset by the risk rating upgrade of a commercial & industrial loan.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2023, the 25 largest credits represented 21.7% of total loans outstanding, which remained unchanged since December 31, 2022.

Urban Office Exposure

Urban office secured criticized commitments totaled $11.6 million at September 30, 2023 and was comprised of three other commercial real estate (non-owner occupied) loans, as follows:

●	the aforementioned $7.0 million classified other commercial real estate (non-owner occupied) loan disclosed in Note 9, Allowance for Credit Losses - Loans;

●	a $3.6 million classified other commercial real estate (non-owner occupied) loan secured by two interconnected office buildings located within the central business district of the City of Pittsburgh and evidencing a weakening trend in occupancy. The loan originated in 2018, matures in 2028, and has evidenced a clean repayment history; and
●	a $965,000 criticized other commercial real estate (non-owner occupied) loan secured by a mixed-use (retail/office) property located within the City of Pittsburgh, but not in the downtown central business district, and evidencing sustained weak occupancy. The loan does evidence low loan to value and continued guarantor financial support. The loan originated in 2009, matures in 2029, and maintains a clean repayment history.

…..ALLOWANCE FOR CREDIT LOSSES…..The following table sets forth the allowance for credit losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2023	2022	2022
Allowance for credit losses - loans	$12,313	$10,743	$10,672
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.23%	1.08%	1.09%
total non-accrual loans	208.06	208.16	234.19
total non-performing assets	198.79	206.60	232.20
Allowance for credit losses - securities	$958	$—	$—
Allowance for credit losses - unfunded loan commitments	937	746	774

…..LIQUIDITY…..The Company’s liquidity position continues to be strong. Total average deposits are $8.3 million, or 0.7%, lower when compared to the 2022 first nine-month average. The modest decrease is reflective of a portion of the funds from the government stimulus programs leaving the balance sheet and also reflects greater pricing competition in the market to retain deposits because of the increasing national interest rates. The Company’s core deposit base continued to demonstrate the strength and stability that it has for many years, even during times of turmoil when three large bank failures occurred earlier in 2023 and customer fear of contagion within the industry caused deposit flight. Total deposits grew during the first nine months of 2023 by $20.8 million, or 1.9%, on an end of period basis since December 31, 2022, demonstrating customer confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source. In addition to its strong, loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. Overall, deposit volumes continue to remain at a high level by historical standards in relation to the levels experienced prior to the pandemic. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth.

Average short-term investments demonstrated a lower average balance in the first nine months of 2023 compared to the first nine months of last year by $25.6 million, or 87.2%. Despite this decline, the Company’s liquidity position remains strong. The average balance of FHLB term borrowings was lower in the first nine months of 2023 by $17.4 million, or 48.1%, as the strength of the Company’s liquidity position allowed management to let FHLB term advances mature during 2022 and not be replaced. However, given the inversion in the yield curve, FHLB term advances have rates that are lower than the cost of overnight borrowed funds. Therefore, management is replacing matured FHLB term advances in 2023. The challenge remains as to the uncertainty regarding the duration that the higher than historical level of deposits will remain on the balance sheet which will be determined by customer behavior as the economic conditions change. Diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. Continued loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. So far in 2023, purchases of securities have slowed as more funds have been allocated to the loan portfolio. Loan pipelines continue to be strong, and the loan portfolio has demonstrated consistent growth in 2023. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 86.5% in the third quarter of 2023, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community during times of economic volatility. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents decreased by $4.9 million from December 31, 2022, to $18.0 million at September 30, 2023, due to $6.4 million of net cash used in investing activities and $3.7 million of net cash used in financing activities more than offsetting $5.2 million of net cash provided by operating activities. Within investing activities, cash advanced for new loans originated totaled $140.1 million and was $11.6 million higher than the $128.4 million of cash received from loan principal payments. Within financing activities, total short-term borrowings decreased by $25.2 million, total FHLB borrowings increased by $2.4 million while total deposits increased by $20.8 million. Within operating activities, $6.4 million of mortgage loans held for sale were originated while $6.6 million of mortgage loans were sold into the secondary market.

The holding company had $7.4 million of cash, short-term investments, and investment securities at September 30, 2023, which represents a $2.2 million decrease from the holding company’s cash position since December 31, 2022. Dividend payments from our subsidiaries provided ongoing cash to the holding company. At September 30, 2023, our subsidiary Bank had $12.1 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payout level with respect to its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $18.0 million and $23.0 million at September 30, 2023 and December 31, 2022, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At September 30, 2023, the Company had $288 million of overnight borrowing availability at the FHLB, $42 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 10.17%, the tier 1 capital ratio was 10.17%, and the total capital ratio was 13.72% at September 30, 2023. The Company’s tier 1 leverage ratio was 8.41% at September 30, 2023. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2023. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 351% of regulatory capital at September 30, 2023.

Our focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.03 per quarter. While the Company has frequently executed common stock buyback programs in the past, we presently do not have one in place due to the drop in our tangible common equity ratio to 6.50%(1) as a result of the decline in value of our AFS securities portfolio. At September 30, 2023, the Company had approximately 17.1 million common shares outstanding.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	(2.2)%	0.2%
100 bp increase	(1.1)	0.9
100 bp decrease	1.0	(3.4)
200 bp decrease	1.3	(9.8)

The Company believes that its overall interest rate risk position is well controlled. The execution of a $50 million interest rate hedge, during the first quarter of 2023, and the execution of an additional $10 million interest rate hedge, during the second quarter of 2023, to fix the cost of certain deposits that are indexed and move with short-term interest rates, reduced the Company’s negative variability of net interest income in a rising interest rate environment and helped slow net interest margin compression. The fed funds rate is currently at a targeted range of 5.25% to 5.50% as the Federal Reserve took action during the first nine months of 2023 to increase the rate a total of 100 basis points.

Overall, the Company’s interest rate risk position is relatively neutral. The variability of net interest income is slightly negative in the upward rate scenarios as the Company is marginally more exposed to liabilities repricing upward to a greater extent than assets. Specifically, the cost of funds is immediately impacted when short-term national interest rates increase because certain deposit products and overnight borrowed funds move with the market. This was partially offset by the Company’s shorter duration investment securities portfolio and the scheduled repricing of loans tied to an index, such as SOFR or prime. In addition to the interest rate hedges discussed above, the Company has effectively utilized interest rate swaps for interest rate risk management purposes. The interest rate swaps allow our customers to lock in fixed interest rates while the Company retains the benefit of interest rates moving with the market. Regarding interest bearing liabilities, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner and control the amount of overnight borrowed funds. The variability of net interest income is slightly positive in the downward rate shocks as the Company has marginally more exposure to short-term liabilities repricing downward to a greater extent than assets. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $265.3 million and standby letters of credit of $7.7 million as of September 30, 2023. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

…..OTHER INFORMATION…..During the second quarter of 2023, a prominent third-party vendor (the “Vendor”) to AmeriServ Financial Bank (the "Bank") and to AmeriServ Trust and Financial Services Company (the “Trust Company”), each wholly-owned subsidiaries of AmeriServ Financial, Inc. (together with Bank and the Trust Company, the "Company"), confirmed to the Bank and the Trust Company that personally identifiable information associated with their respective clients had been compromised in a security incident that the Vendor experienced ("Vendor Incident"). The Vendor Incident resulted from a zero-day vulnerability in a popular file sharing software that the Vendor used called MOVEit Transfer ("MOVEit"). Progress Software Corporation developed and maintains MOVEit, which is used by thousands of organizations around the world. According to national media reports, the MOVEit zero-day vulnerability was exploited in a large-scale cyber campaign that is impacting government agencies, universities, and corporations around the world. Each of the Bank and the Trust Company uses the Vendor for certain operational support services.

As a result of the Vendor Incident, the Vendor confirmed to each of the Bank and the Trust Company that an unauthorized party was able to obtain access to certain of the Bank’s and Trust Company’s data files in the Vendor's possession that contained social security numbers, account numbers, and other personally identifiable information. The Bank and the Trust Company worked with the Vendor to provide appropriate notifications to potentially affected customers and have provided notice to regulatory agencies as required by federal and state law.

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

Since the occurrence of the incident, the Company has incurred, and may continue to incur, certain expenses related to the Vendor Incident through September 30, 2023. Based upon the information that the Company has learned to date, the Company anticipates expenses related to the Vendor Incident should not be material due to, among other things, the fact that the Vendor has agreed to pay for notification as well as two years of credit monitoring services to all affected parties. However, the scope and timing of the issue remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses and expenses could vary. Further, the Company remains subject to risks and uncertainties as a result of the Vendor Incident, including litigation risk and additional regulatory scrutiny.

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

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at September 30, 2023 and December 31, 2022 (in thousands, except share and ratio data):

	September 30,	December 31,
	2023	2022
Total shareholders’ equity	$101,326	$106,178
Less: Intangible assets	13,718	13,739
Tangible common equity	87,608	92,439
Total assets	1,361,789	1,363,874
Less: Intangible assets	13,718	13,739
Tangible assets	1,348,071	1,350,135
Tangible common equity ratio (non-GAAP)	6.50%	6.85%
Total shares outstanding	17,147,270	17,117,617
Tangible book value per share (non-GAAP)	$5.11	$5.40

…..CRITICAL ACCOUNTING POLICIES AND ESTIMATES…..The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles (GAAP) and conform to general practices within the banking industry. Accounting and reporting policies for the pension liability, allowance for credit losses (related to investment securities, loans, and unfunded commitments), intangible assets, income taxes, and derivatives (interest rate swaps/hedges) are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

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

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as taxable municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the PD/LGD method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. Based on management judgment, certain qualitative adjustments, such as the Company’s historical loss experience and/or the issuer’s credit quality, may be applied.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of September 30, 2023, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations and supervisory actions by such regulators, including bank failures; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; (xii) the ability to attract new or retain existing deposits or to retain or grow loans, including growth from unfunded closed loans; (xiii) the ability to generate future revenue growth or to control future growth in non-interest expense, including, but not limited to, those related to technological changes, including changes regarding artificial intelligence and cybersecurity, changes affecting oversight of the financial services industry, and changes intended to manage or mitigate climate and related environmental risks; (xiv) the impact of failure in, or breach of, our operational or security systems or those of third parties with whom we do business, including as a result of cyberattacks or an increase in the incidence of fraud, illegal payments, security breaches or other illegal acts impacting us or our customers; (xv) expense and reputational impact on the Company as a result of litigation and other expenses related to the continuing activities of an activist shareholder; (xvi) legal, reputational, and financial risks resulting from the MOVEit cyber incident, our ongoing investigation of the incident, including the Company’s potential discovery of additional information related to the incident in connection with this investigation, any potential regulatory inquiries and/or litigation to which the Company may become subject in connection with this incident, the extent of remediation and other additional costs that may be incurred by the Company in connection with this incident, the extent of insurance coverage and contractual indemnification, the potential that other third-party vendors may have been affected by the MOVEit vulnerability in a manner that may compromise client data, including personally identifiable information; and (xvii) other external developments which could materially impact the Company’s operational and financial performance.

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2023, are effective.

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

Item 1A. Risk Factors

Not Applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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
101

Includes the following financial and related information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: November 9, 2023	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: November 9, 2023	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer