Form 10-K
period 2023-12-31
AMERISERV FINANCIAL INC /PA/
filed 2024-03-27
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $39,950,006 as of June 30, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 17,147,270 shares outstanding as of March 20, 2024.

DOCUMENTS INCORPORATED BY REFERENCE.

None

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

The Company’s principal activities consist of owning and operating its two wholly owned subsidiary entities. At December 31, 2023, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of  $1.4 billion, $1.2 billion, and $102.3 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking, bank related services, and trust and wealth management related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, internal audit, investment accounting, marketing and risk management.

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

AMERISERV FINANCIAL BANK

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended (Banking Code). Through 17 branch locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland counties, Pennsylvania and Washington county, Maryland, the Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, checking accounts, money market accounts, secured and unsecured consumer loans, mortgage loans, safe deposit boxes, holiday club accounts, and money orders; and (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as commercial real estate mortgage loans (CRE), short and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate construction loans, business savings accounts, time deposits, wire transfers, night depository, and lock box services. The Bank also operates 18 automated bank teller machines (ATMs) through its 24-hour banking network that is linked with NYCE, a regional ATM network, and CIRRUS, a national ATM network. West Chester Capital Advisors (WCCA), a SEC-registered investment advisor, is a subsidiary of the Bank. The Company also operates loan production offices (LPOs) in Altoona and Wilkins Township in Pennsylvania.

We believe that the loss of one depositor or a related group of depositors would not have a materially adverse effect on the Bank’s business. The Bank’s business is not seasonal, nor does it have any risks attendant to foreign sources. A significant majority of the Bank’s customer base is located within a 250-mile radius of Johnstown, Pennsylvania, the Bank’s headquarters.

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the PDB. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios of the Bank at December 31, 2023:

Headquarters	Johnstown, PA
Total Assets	$1,378,660
Total Investment Securities (net of allowance for credit losses)	222,213
Total Loans and Loans Held for Sale (net of unearned income)	1,038,401
Total Deposits	1,162,066
Total Net Loss	(250)
Asset Leverage Ratio	8.78%
Return on Average Assets	(0.02)
Return on Average Equity	(0.22)
Total Full-time Equivalent Employees	236

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

Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets and liabilities. The Company uses its asset/liability management policy to monitor and manage interest rate risk.

Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as the obligations to depositors, debtholders and the funding of operating costs. The Company uses its asset/liability management policy and contingency funding plan to monitor and manage liquidity risk.

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms resulting in an economic loss to the organization. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. The Company’s primary credit risk occurs in the loan portfolio with limited credit risk within the investment portfolio due to holdings of corporate and municipal securities. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for credit losses (the ACL) to monitor and manage credit risk. The Company’s investment policy and hedging policy seeks to limit the amount of credit risk that may be assumed in the investment portfolio and through hedging activities.

A significant portion of the Company's loan portfolio consists of commercial real estate loans, including owner occupied properties, non-owner-occupied properties, and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy or in occupancy rates in the market where the property is located, any of which could increase the likelihood of default. Commercial real estate loans also typically have larger loan balances, and, therefore, the deterioration of one or a few of these loans could cause a significant increase in the percentage of the Company's non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for credit losses for loans, and an increase in charge-offs, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

The banking regulatory agencies have recently expressed concerns about weaknesses in the current commercial real estate market. Banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures. If the Company's banking regulators determine that our commercial real estate lending activities are particularly risky and are subject to such heightened scrutiny, the Company may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities. Furthermore, failures in the Company's risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Commercial Loans Secured by Non-Owner Occupied Real Estate

This category includes various types of loans, including acquisition and construction of investment property. Maximum term, minimum cash flow coverage, leasing requirements, maximum amortization and maximum loan to value ratios are controlled by the Bank’s credit policy and follow industry guidelines and norms, and regulatory limitations. Personal guarantees are frequently required on CRE loans especially if there is a speculative component to the credit. In addition to economic risk, this category is subject to geographic and portfolio concentration risk, each of which are monitored and considered in underwriting.

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

The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. At December 31, 2023, the Bank’s non-owner occupied commercial real estate loan concentration stood at 375% of total regulatory capital. It should be noted that this ratio increased from 350% at December 31, 2022 due to growth in non-owner occupied commercial real estate loan balances as well as a slight decrease in total regulatory capital between years. Further, non-owner occupied commercial real estate loans represented 49.3% and 45.5% of total loans as of December 31, 2023 and 2022, respectively.

The following table presents our non-owner occupied commercial real estate loan portfolio by property type.

	DECEMBER 31, 2023
	COMMERCIAL	COMMERCIAL
	REAL ESTATE	REAL ESTATE	OTHER COMMERCIAL
	(NON-OWNER OCCUPIED) -	(NON-OWNER OCCUPIED) -	REAL ESTATE
	RETAIL	MULTI-FAMILY	(NON-OWNER OCCUPIED)	TOTAL

	(IN THOUSANDS)
1-4 unit residential	$—	$—	$27,038	$27,038
Multi-family	—	92,037	—	92,037
Mixed use - apartments & retail/office	—	17,971	—	17,971
Retail strip plaza	45,691	—	—	45,691
Mall	3,995	—	—	3,995
Major shopping center with anchor tenants	29,471	—	—	29,471
Commercial office - urban	—	—	13,734	13,734
Commercial office - suburban	—	—	9,404	9,404
Mixed use - retail/office	—	—	34,144	34,144
Hotel/motel	—	—	43,546	43,546
Retail/service shops	82,804	—	—	82,804
Personal care/hospital/medical office	—	—	20,291	20,291
Manufacturing/warehouse	—	—	85,981	85,981
Other	—	—	68	68
Land acquisition and development	—	—	6,080	6,080
Total	$161,961	$110,008	$240,286	$512,255

Residential Mortgages

This category includes mortgages that are secured by residential property. Underwriting of loans within this category is pursuant to Freddie Mac/Fannie Mae underwriting guidelines, with the exception of Community Loan Program loans, which have specialized internal loan program standards. The major risk in this category is that a significant downward economic trend would increase unemployment and cause payment default. The Bank does not engage, and has never engaged, in subprime residential mortgage lending.

Secondary Market Activities

The residential lending department of the Bank continues to originate one-to-four family mortgage loans for customers, some of which are sold to outside investors in the secondary market and some of which are retained for the Bank’s portfolio. Mortgages sold in the secondary market are sold to investors on a “flow” basis; mortgages are priced and delivered on a “best efforts” pricing basis, with servicing released to the investor. As previously stated above, Fannie Mae/Freddie Mac guidelines are used in underwriting all mortgages with the exception of a limited amount of Community Reinvestment Act (CRA) loans and internal special programs. Mortgages with longer terms, such as 30-year, FHA, and VA loans, are usually sold. The remaining production of the department includes construction, adjustable rate mortgages, and quality non-salable loans. These loans are usually kept in the Bank’s portfolio.

Consumer Loans

This category includes consumer installment loans and revolving credit plans. A meaningful portion of this portfolio consists of home equity loans secured by residential real estate. Underwriting is pursuant to industry norms and guidelines. The major risk in this category is a significant economic downturn.

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

Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value with unrealized aggregate appreciation/depreciation excluded from income and credited/charged to accumulated other comprehensive income (loss) within shareholders’ equity on a net of tax basis. The Company measures current expected credit losses on debt securities in accordance with ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1 within the Notes to Consolidated Financial Statements for information regarding the Company’s calculation of the allowance for credit losses on both the held to maturity and available for sale investment securities portfolios.

The following table sets forth the weighted average yield for each type of investment security and range of maturity as of December 31, 2023. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity.

Investment securities available for sale:

	AT DECEMBER 31, 2023
					TOTAL
				U.S. AGENCY	INVESTMENT
				MORTGAGE-	SECURITIES
			CORPORATE	BACKED	AVAILABLE
	U. S. AGENCY	MUNICIPAL	BONDS	SECURITIES	FOR SALE
Within 1 year	5.20%	2.71%	5.16%	—%	4.48%
After 1 year but within 5 years	2.69	3.01	5.95	2.83	5.41
After 5 years but within 10 years	1.67	2.41	7.18	2.81	5.50
Over 10 years	2.69	—	4.31	3.09	3.09
Total	2.22	2.71	6.40	3.07	4.13

Investment securities held to maturity:

	AT DECEMBER 31, 2023
					TOTAL
				U.S. AGENCY	INVESTMENT
			CORPORATE	MORTGAGE-	SECURITIES
			BONDS AND	BACKED	HELD TO
	U. S. AGENCY	MUNICIPAL	OTHER	SECURITIES	MATURITY
Within 1 year	—%	3.58%	1.16%	2.82%	2.59%
After 1 year but within 5 years	—	3.37	4.21	—	3.48
After 5 years but within 10 years	2.01	2.84	7.36	3.86	2.91
Over 10 years	—	2.82	7.44	3.87	3.96
Total	2.01	3.08	4.58	3.83	3.43

DEPOSITS

The Bank believes it has a stable core deposit base made up of traditional commercial bank products that exhibit modest fluctuation during the year, other than jumbo certificates of deposit and certain municipal deposits, which demonstrate some seasonality. The Company also utilizes certain Trust Company specialty deposits related to the ERECT funds as a funding source, which serve as an alternative to wholesale borrowings and can exhibit some limited degree of volatility. The Company does not use brokered deposits as a funding source.

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past two calendar years:

	2023		2022

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$191,580	—%	$215,196	—%
Interest bearing	225,713	1.80	227,838	0.53
Savings	127,539	0.10	137,845	0.10
Money market	302,964	2.46	289,674	0.69
Time deposits (1)	306,044	3.06	285,760	1.08
Total deposits	$1,153,840	2.18%	$1,156,313	0.68%
(1)	Time deposits include certificates of deposit (CDs) and individual retirement accounts (IRAs).

The Federal Deposit Insurance Corporation (FDIC) is an independent agency of the United States government that protects bank depositors against loss. The Bank is an FDIC-insured institution, therefore, deposits are insured up to the standard insurance amount of $250,000 per depositor. As of December 31, 2023 and 2022, the estimated amount of uninsured deposits was $384.5 million and $316.5 million, respectively. The estimate of uninsured deposits was done at a single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 50% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized with investment securities or FHLB letters of credit to protect these depositor funds.

The maturities on CDs with balances that exceed the FDIC insurance limit of  $250,000 as of December 31, 2023, are as follows:

(IN THOUSANDS)
MATURING IN:
Three months or less	$27,194
Over three through six months	13,655
Over six through twelve months	36,248
Over twelve months	4,734
Total	$81,831

AMERISERV TRUST AND FINANCIAL SERVICES COMPANY

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. Its staff of approximately 44 professionals administers assets valued at approximately $2.5 billion that are not recognized on the Company’s balance sheet at December 31, 2023. The Trust Company focuses on wealth management. Wealth management includes personal trust products and services such as personal investment portfolio management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. This segment also includes financial services, which provide the sale of mutual funds, annuities, and insurance products. The wealth management business also includes the union collective investment funds, the ERECT funds, which are designed to use union pension dollars in construction projects that utilize union labor. At December 31, 2023, the Trust Company had total assets of  $6.4 million and total shareholders’ equity of  $6.1 million. In 2023, the Trust Company contributed earnings to the Company as its gross revenue amounted to $10.4 million and the net income contribution was $1.1 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the PDB.

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

MARKET AREA & ECONOMY

After a year of the most aggressive Fed tightening in four decades in 2022, most economists, including the Federal Reserve staff, expected a recession when 2023 began. The recession never happened, making resilience the economic word of 2023. In early March, two regional banks failed in quick succession, followed by a third a few weeks later, rocking the financial markets. After weeks of stalemate, Congressional leaders eventually agreed to suspend the debt ceiling in late May, but ratings agencies viewed the systemic dysfunction as worthy of a credit downgrade that further rocked markets. Recession fears subsided over the summer when consumer services spending soared. In the third quarter of 2023, gross domestic product (GDP) grew 4.9% annualized, the fastest since mid-2021, further quelling recession fears. Inflation subsided at an accelerating pace all year. Fed rhetoric was still hawkish at the September Federal Open Market Committee (FOMC) meeting, but the FOMC stopped hiking in July. At the December FOMC meeting, a dovish pivot by Chair Powell suggested the focus for 2024 will shift to deciding when to end quantitative tightening and start to cut fed funds. The S&P 500 rose 23.8% in 2023. The 10-year U.S. Treasury yield started and ended the year at 3.87%. There was plenty of movement in the interim. GDP far exceeded expectations in 2023, thanks to consumer and government spending. The 2023 budget was more stimulative than expected, and a surge in late filings for 2021 Employer Tax Credits further lifted demand. A resilient labor market allowed consumers to maintain elevated spending. GDP growth and falling inflation are the key ingredients to a soft landing. The pace of nonfarm payrolls growth slowed through 2023 but remained solid through the end of the year, even with the United Auto Workers strike in October. The labor market has become more balanced, with job openings falling and wage growth moderating. The Fed’s 25 basis point hike in July could very well be the last for this cycle. History suggests the longer the Fed pauses, the larger the chance the next move is in the other direction. December FOMC minutes indicate Fed officials are already discussing rate cuts, but with no urgency.

Johnstown, Pennsylvania, where the Company is headquartered, continues to have a cost of living that is lower than the national average. Johnstown is home to The University of Pittsburgh at Johnstown, Pennsylvania Highlands Community College and Conemaugh Health System. The high-tech defense industry is the main non-health care staple of the Johnstown economy, with the region fulfilling many federal government contracts, punctuated by one of the premier defense trade shows in the U.S., the annual Showcase for Commerce. The city also hosts annual events such as the Flood City Music Festival that draws several thousand visitors. The Johnstown, PA MSA unemployment rate decreased from a 5.1% average in 2022 to a 4.4% average in 2023. The Johnstown, PA MSA continues to have one of the highest jobless rates among the 18 metropolitan statistical areas across the state. Slow economic conditions, coupled with a declining population trend, creates a growth challenge moving forward.

Economic conditions are stronger in the State College market and have demonstrated the same improvement experienced in the national economy. The community is a college town, dominated economically and demographically by the presence of the University Park campus of the Pennsylvania State University. “Happy Valley” is another often-used term to refer to the State College area, including the borough and the townships of College, Harris, Patton, and Ferguson. The unemployment rate for the State College MSA decreased from a 3.2% average in 2022 to a 2.9% average in 2023 and remains one of the lowest of all regions in the Commonwealth. A large percentage of the population in State College falls into the 18 to 34-year-old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age.

Hagerstown in Washington County, Maryland offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It has a workforce of over 400,000 with strengths in manufacturing and technology. It also offers an affordable cost of doing business and living, all within an hour of the Washington, D.C./Baltimore regions. There are also plenty of facilities and land slated for industrial/commercial development. Hagerstown has become a choice location for manufacturers, financial services, and distribution companies. The Hagerstown, MD-Martinsburg, WV MSA unemployment rate decreased from a 3.4% average in 2022 to a 2.8% average in 2023.

The Company also has loan production offices in Wilkins Township in Allegheny County and Altoona in Blair County, Pennsylvania. Wilkins Township in Allegheny County, Pennsylvania is located 15 miles east of the city of Pittsburgh. While the city is historically known for its steel industry, today its economy is largely based on healthcare, education, technology and financial services. The city of Pittsburgh is home to many colleges, universities and research facilities, the most well-known of which are Carnegie Mellon University, Duquesne University and the University of Pittsburgh. Pittsburgh is rich in art and culture. Pittsburgh museums and cultural sites include the Andy Warhol Museum, the Carnegie Museum of Art, the Frick Art & Historical Center, and Pittsburgh Center for the Arts among numerous others. Pittsburgh is also the home of the Pirates, Steelers and Penguins. The unemployment rate for the Pittsburgh MSA decreased from a 4.3% average in 2022 to a 3.7% average in 2023.

Altoona is the business center of Blair County, Pennsylvania with a strong retail, government and manufacturing base. The top field of employment in Altoona and the metro area is healthcare. Its location along I-99 draws from a large trade area over a wide geographic area that extends to State College and Johnstown. It serves as the headquarters for Sheetz Corporation, which ranks on Forbes’ list of the top privately owned companies. In addition to being located adjacent to I-99 and a major highway system, Altoona also has easy access to rail and air transportation. The average unemployment rate in the Altoona MSA decreased from 4.1% in 2022 to 3.5% in 2023.

HUMAN CAPITAL RESOURCES

The Company’s long-term growth and success depends on its ability to attract, develop and retain a high-performing and diverse workforce. The Company strives to provide a work environment that promotes collaboration, productivity, and employee engagement, which in turn drives both employee and customer success, as well as benefits the communities in which the Company does business.

The Company’s executive team and the Compensation/Human Resources Committee of the Board of Directors oversee the strategic management of the Company’s human capital resources, and the Company’s Human Resources Department manages the day-to-day of those resources.

Employee profile

The Company employed 323 people as of December 31, 2023 in full- and part-time positions. Approximately 149 non-supervisory employees of the Company are represented by the United Steelworkers AFL-CIO-CLC, Local Union 2635-06. The Company is under a four-year labor contract with the United Steelworkers Local, which expires on October 15, 2025. The contract calls for annual wage increases of 2% during the life of the contract. The Company has not experienced a work stoppage since 1979. Unionization in financial institutions remains exceptionally low with less than 0.25% of banks nationwide being covered by a collective bargaining agreement. This unique unionization situation creates both challenges and opportunities for the Company. The key goals of organized labor are to provide their members with strong wages and benefits, stable jobs, and safe and respectable workplaces. As a result of these key union goals, the Company’s salaries and benefit costs are higher than its non-union peers as we offer good wages and strong benefits which include affordable health care and strong retirement benefits with the majority of current union employees participating in a defined benefit pension plan. The Company has consistently viewed its positive union relationships as a potential source of additional revenue. Examples of success in these efforts include the previously mentioned ERECT Fund where the wealth management group is trustee for this $243 million fund whose purpose is to invest in commercial construction projects with the requirement that they utilize union labor. The Bank has also been a preferred mortgage and consumer loan provider for the Pennsylvania State Education Association for almost 10 years which provides us with the opportunity to expand our lending in these products throughout Pennsylvania. Since inception of the partnership, the Bank has funded over $315 million in mortgage and consumer loans to unionized teachers and their family members.

Competitive Compensation

As part of the Company’s compensation philosophy, market competitive programs are maintained for employees to attract and retain top talent. In addition to competitive base wages, additional programs include health and welfare benefits, a 401(k) Plan, flexible spending accounts, paid time off, family leave, and employee assistance programs. Some employees participate in a defined benefit pension plan. In addition, the Company promotes health and wellness by encouraging work-life balance and, where appropriate, offering flexible work schedules. The Company has also adopted a hybrid remote work policy for certain positions.

Talent and Promoting Diversity

A core tenet of the Company’s talent philosophy is to both develop talent from within and supplement with external hires. Whenever possible, the Company seeks to fill positions by promotion and transfer from within the organization. The Company’s talent acquisition team uses internal and external resources to recruit highly skilled and talented candidates; employee referrals are also encouraged.

The Company is dedicated to recruitment and career development practices that support its employees and promotes diversity in its workforce at all levels of the Company. The Company is committed to having a workforce that reflects the communities in which it serves. The Company strives to promote inclusion through defined Company values and behaviors. With the support from the Board of Directors, the Company continues to explore additional diversity, equity, inclusion, and belonging efforts through multiple approaches to inclusion: candidates, employees, and the marketplace. The Company is focused on sourcing and hiring with fair and equitable approaches, creating an environment where all employees can develop and thrive.

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

It is the policy of the Federal Reserve that bank holding companies should generally pay cash dividends on common stock only out of income available from the immediately preceding year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividend that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. A bank holding company may not pay dividends when it is insolvent.

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

Community Reinvestment Act

All FDIC-insured institutions have a responsibility under the Community Reinvestment Act (CRA) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state-chartered bank, the federal bank regulators are required to assess an institution’s record of compliance with the CRA. On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, the asset size thresholds were updated to account for changes in the banking industry as follows: (a) “small banks” with assets less than $600 million (from less than $376 million), (b) “intermediate banks” with assets between $600 million and $2 billion (from between $376 million and $1.503 billion), and (c) “large banks” with assets greater than or equal to $2 billion (from $1.503 billion), each as adjusted for inflation subsequently. The assets as of December

31st in both of the prior two calendar years will be used to determine the appropriate size threshold. The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. For intermediate banks, the two performance tests will be: Retail Lending Test and the existing CD test, which is the default but banks can opt-in to the CD Financing Test. The rule also exempts small and intermediate banks from new data collection requirements that apply to banks with assets of at least $2 billion and limits certain data collection and reporting requirements to large banks with assets greater than $10 billion. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

FDIC Insurance of Certain Accounts and Regulation by the FDIC

The Bank is an FDIC insured financial institution whereby the FDIC provides deposit insurance for a certain maximum dollar amount per customer. The Bank, as is true for all FDIC insured banks, is subject to deposit insurance assessments as determined by the FDIC.

Under the FDIC’s risk-based deposit premium assessment system, the assessment rates for an insured depository institution (IDI) are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the Deposit Insurance Fund (DIF). As a result of the Dodd-Frank Act, the calculated assessment rate is applied to average consolidated assets less the average tangible equity of the IDI during the assessment period to determine the dollar amount of the quarterly assessment. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and leases and/or other higher risk assets increase or balance sheet liquidity decreases. In addition, the FDIC can impose special assessments in certain instances. Deposit insurance assessments fund the DIF.

On October 18, 2022, the FDIC adopted a final rule that increased initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. Due to the decline in the DIF reserve ratio below the statutory minimum of 1.35% as of June 30, 2020, caused by extraordinary growth in insured deposits during the first and second quarters of 2020, the FDIC established a Restoration Plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. This 2020 plan did not include an increase in the deposit insurance assessment rate. On June 21, 2022, however, the FDIC adopted an Amended Restoration Plan and notice of proposed rulemaking to increase the deposit insurance assessment rates as it was otherwise at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028. The proposed rule was adopted as final without change.

Also, in the final rule adopted on October 18, 2022, the FDIC incorporated Accounting Standards Update (ASU) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures in the risk-based deposit insurance assessment system applicable to all large and highly complex IDIs. In March 2022, the FASB issued ASU 2022-02, which eliminates accounting guidance for troubled debt restructurings (TDRs) and introduces new disclosures and enhances existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The FDIC final rule amends the assessment regulations to include a new term, “modifications to borrowers experiencing financial difficulty,” in two financial measures—the underperforming assets ratio and the higher-risk assets ratio – used to determine deposit insurance assessments for large and highly complex IDIs. This final rule was effective January 1, 2023, and applicable to the first quarterly assessment period of 2023.

On November 16, 2023, the FDIC adopted a final rule on special assessment to recover the losses to the DIF from the protection of uninsured depositors following the closures of Silicon Valley Bank, Santa Clara, CA, and Signature Bank, New York, NY during March 2023. The assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits, reported for the quarter that ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. The FDIC retains the ability to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment to collect the difference between actual losses and the amounts collected after the receiverships for Silicon Valley Bank and Signature Bank terminate. The final rule will be effective April 1, 2024, with the first collection for the special assessment reflected on the invoice for the first quarterly assessment period of 2024 with a payment date of June 28, 2024.

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

ITEM 1C.   CYBERSECURITY

The Company maintains comprehensive and continually evolving processes for assessing, identifying, and managing material risks from cybersecurity threats, including any potential unauthorized occurrence on, or conducted through, the Company’s information systems that may result in adverse effects on the confidentiality, integrity, or availability of such systems or any information residing on such systems. The processes relating to cybersecurity threats are integrated into the Company’s overall risk management processes, which are overseen by the Board of Directors.

Risk Management and Strategy

The Company’s Enterprise Risk Management Policy assists the Board of Directors and management in clarifying their tolerance for identifying those credit, market, liquidity, operational, legal, compliance, strategic, reputation and security (information and physical) risks that have the potential to cause material financial harm to the institution, as well as describing a methodology for determining the proper level of controls to manage and mitigate those risks. Cybersecurity is a critical component of risk management, given the increasing reliance on technology and the increasing cybersecurity threat landscape. The Information Security Program is built on the Federal Financial Institutions Examination Council (FFIEC) IT Handbooks, National Institute of Standards and Technology (NIST) Cybersecurity Framework, the Center for Internet Security (CIS) Cybersecurity Controls (CSC), and industry best practice. The Information Security Program utilizes a defense in depth strategy that leverages multiple security measures to protect Company assets and information.

The Board of Directors is responsible for overseeing management’s development and execution of the Company’s risk management process. Risk management is administered by a senior management team called the Management Enterprise Risk Committee (MERC). Periodic risk assessments are performed to identify technical and physical risks to information systems. These risk assessments identify internal and external threats that could cause a cybersecurity incident, assessing the likelihood of potential impact of those threats, and assessing the measures and controls in place to manage the risks. As per FFIEC guidance, a Change Management Policy and Committee are in place to manage changes to technology and systems. Information Security is a member of this Committee to evaluate changes for information security impact.

The Company leverages internal and external auditors to periodically review information technology and information security policy, processes, and controls to ensure they meet regulatory compliance and operate effectively. Independent penetration testing is performed annually.

The Company maintains an Incident Response Plan and a Crisis Communication Plan that provide documented guidelines for handling potential threats and taking appropriate measures including timely notification of cybersecurity threats and incidents to senior management and the Board of Directors when appropriate. The Incident Response Plan is managed by the Chief Information Security Officer (CISO) and is reviewed and tested at least annually. The Crisis Communication Plan, managed by the Director of Marketing and Alternative Delivery, is reviewed and tested at least annually.

The Company uses third-party vendors to assist in monitoring, detecting, and managing cyber threats, including managed security service monitoring, penetration testing and vulnerability assessment. The Management Enterprise Risk Committee has established risk management guidelines for third-party vendors. Through the Vendor Management Committee, the Company conducts due diligence reviews of third-party vendors before contracts or agreements for provision of services are signed and conducts ongoing due diligence and oversight procedures with the frequency of the procedures determined based on a risk assessment of the services provided. Generally, the Company’s agreements with service providers include requirements related to cybersecurity and data privacy. All such agreements are reviewed periodically. The Company cannot guarantee, however, that such agreements, due diligence, and oversight procedures will prevent a cybersecurity incident from impacting information systems. Moreover, as a result of applicable laws and regulations or applicable contractual provisions, the Company may be held responsible for cybersecurity incidents attributed to its service providers in relation to any data that the Company shares with such providers.

Notwithstanding our efforts at cybersecurity, no system of prevention is impenetrable, and we cannot guarantee that we will be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. To date, the Company has not detected any material cybersecurity incident to our own systems. However, during the second quarter of 2023, a prominent third-party vendor experienced a cybersecurity incident due to a previously unknown (i.e., zero-day) vulnerability in a popular file sharing software the vendor used called MOVEit Transfer. For further information regarding this incident, please see our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 10, 2023 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed on November 9, 2023. Future cybersecurity incidents could, however, materially affect our business strategy, results of operations, or financial condition.

Governance

The Company’s information technology resources are managed by the Information Technology Department, which is responsible for the first line of defense – identifying, assessing, and managing material risks from cybersecurity threats. The Information Technology Department is managed by the Chief Information Officer (CIO), who reports to the Company’s President and CEO. The present CIO has been employed by the Company in the information technology area for two and a half years and was previously the CISO at the Company for two years. The present CIO has over thirty-five years of IT experience, twelve of that in banking. The CIO holds a current Certified Information Systems Security Professional (CISSP) designation.

The Chief Information Security Officer (CISO) whose responsibilities constitute the second line of defense provides the vision, leadership, and strategies necessary to protect the information security of the Company. The CISO manages policy, procedure, and process to ensure the execution of the Company’s Information Security and Business Continuity/ Disaster Recovery (BC/DR) Programs. The CISO reports directly to the Chief Risk Officer to provide segregation between the first and second line of defense. The Information Security Department, among other duties, supervises internal employee training relating to cybersecurity risks, conducts access reviews relating to the Company’s information systems, and monitors implemented security measures.

The Company has established a Management Technology Committee and a Board Technology Committee. These Committees provide oversight and governance of information technology and the Information Security Program and meet quarterly. The Board Technology Committee’s responsibilities include: (1) monitoring the strategic deployment and usage of Information Technology throughout the Company using reports and presentations from management; (2) oversight of cybersecurity preparedness through information security reports, discussion of internal events and discussion of cybersecurity topics pertinent to the Company and the industry; (3) oversight of activities in support of the Company’s business continuity/disaster recovery program to ensure optimal corporate resiliency in the unlikely event of a disaster; and (4) providing broad strategic guidance on the technology direction of the Company by, among other things, overseeing the development of the AmeriServ Strategic Technology Plan.

ITEM 2.   PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus eleven floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 14 locations which are owned. Seven additional locations are leased with terms expiring from April 30, 2025 to June 30, 2033.

ITEM 3.   LEGAL PROCEEDINGS

The Company is subject to various types of lawsuits and claims arising in the ordinary course of business. In the opinion of management, after review and consultation with counsel, there are no material legal proceedings currently pending to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. As discussed further in the Non-Interest Expense section of Item 7, Management’s Discussion and Analysis of Consolidated Financial Position and Results of Operations, during 2023, the Company incurred certain non-interest expenses due to increased legal and professional fees resulting from the activities of an activist investor and a proxy contest relating to the Company’s 2023 annual meeting of shareholders, some of which expenses involved lawsuits brought by the activist investor in connection with the Company’s 2023 annual meeting of shareholders.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of March 20, 2024, the Company had 2,489 shareholders of record for its common stock. The Company’s common stock is traded on The NASDAQ Stock Market under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

			CASH
	PRICES		DIVIDENDS
	HIGH	LOW	DECLARED
Year ended December 31, 2023:
First Quarter	$4.09	$3.05	$0.030
Second Quarter	3.28	2.46	0.030
Third Quarter	3.33	2.41	0.030
Fourth Quarter	3.28	2.51	0.030
Year ended December 31, 2022:
First Quarter	$4.50	$3.85	$0.025
Second Quarter	4.08	3.92	0.030
Third Quarter	4.03	3.80	0.030
Fourth Quarter	4.10	3.70	0.030

The declaration of cash dividends on the Company’s common stock is at the discretion of the Board, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements and other contractual restrictions, Pennsylvania law, federal and Pennsylvania bank regulatory law, and other factors deemed relevant. Additionally, the Company does not currently have a common stock repurchase program authorized.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company including the related notes thereto, included elsewhere herein.

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2023	2022	2021	2020	2019

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$60,860	$49,058	$46,669	$46,882	$49,767
Total interest expense	24,840	8,495	7,586	10,515	14,325
Net interest income	36,020	40,563	39,083	36,367	35,442
Provision for credit losses	7,429	50	1,100	2,375	800
Net interest income after provision for credit losses	28,591	40,513	37,983	33,992	34,642
Total non-interest income	16,389	16,692	17,761	16,275	14,773
Total non-interest expense	49,368	48,004	46,970	44,455	41,815
Income (loss) before income taxes	(4,388)	9,201	8,774	5,812	7,600
Provision (benefit) for income taxes	(1,042)	1,753	1,702	1,214	1,572
Net income (loss)	$(3,346)	$7,448	$7,072	$4,598	$6,028
PER COMMON SHARE DATA:
Basic earnings per share	$(0.20)	$0.44	$0.41	$0.27	$0.35
Diluted earnings per share	(0.20)	0.43	0.41	0.27	0.35
Cash dividends declared	0.120	0.115	0.100	0.100	0.095
Book value at period end	5.96	6.20	6.82	6.12	5.78
BALANCE SHEET AND OTHER DATA:
Total assets	$1,389,638	$1,363,874	$1,335,560	$1,282,733	$1,171,184
Loans and loans held for sale, net of unearned income	1,038,401	990,825	986,037	978,345	887,574
Allowance for credit losses - loans	15,053	10,743	12,398	11,345	9,279
Investment securities, net of allowance for credit losses:
Available for sale	165,711	179,508	163,171	144,165	141,749
Held to maturity	63,979	61,878	53,751	44,222	39,936
Deposits	1,158,360	1,108,537	1,139,378	1,054,920	960,513
Total borrowed funds	115,556	138,373	72,837	114,080	100,574
Shareholders’ equity	102,277	106,178	116,549	104,399	98,614
Full-time equivalent employees	307	315	304	299	309
SELECTED FINANCIAL RATIOS:
Return on average assets	(0.25)%	0.55%	0.52%	0.37%	0.51%
Return on average total equity	(3.23)	6.83	6.48	4.52	6.02
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	89.64	89.38	86.54	92.74	92.41
Common stock cash dividends as a percent of net income (loss)	(61.48)	26.41	24.14	37.09	27.36
Interest rate spread	2.47	3.11	3.01	3.01	3.05
Net interest margin	2.86	3.27	3.15	3.19	3.29
Allowance for credit losses - loans as a percentage of loans, net of unearned income, at period end	1.45	1.08	1.26	1.16	1.05
Non-performing assets as a percentage of loans and other real estate owned, at period end	1.19	0.52	0.34	0.34	0.26
Net charge-offs as a percentage of average loans	0.35	0.17	—	0.03	0.02

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

PERFORMANCE OVERVIEW.   The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS, EXCEPT
	PER SHARE DATA AND RATIOS)
Net income (loss)	$(3,346)	$7,448	$7,072
Diluted earnings per share	(0.20)	0.43	0.41
Return on average assets	(0.25)%	0.55%	0.52%
Return on average equity	(3.23)	6.83	6.48

The Company reported a net loss of $3,346,000, or $0.20 per diluted common share, in 2023. This compares to net income of $7,448,000, or $0.43 per diluted common share, for 2022. The net loss was caused primarily by an increased provision for credit losses related to certain commercial real estate loans as well as management’s decision to execute an investment portfolio repositioning strategy. Specifically, Rite Aid, a national tenant in several commercial real estate properties financed by the Bank, declared bankruptcy in the fourth quarter of 2023 resulting in increased credit costs and charge-offs related to these loans. Total non-interest income was lower for the full year of 2023 when compared to last year primarily due to the recognition of a loss on the sale of investment securities in December of 2023. The Company believes that recognizing this loss on the investment securities positions the Company for improved interest earnings from the investment securities portfolio in 2024. Total non-interest expense is higher for the full year of 2023 compared to 2022, due to additional legal and professional services costs caused by litigation and responses to the actions of an activist investor. Overall, the Company’s 2023 net loss reflects the significantly higher provision for credit losses, decreased levels of both net interest income and non-interest income and increased total non-interest expense. Despite the net loss recognized for 2023, the Company continued to see several encouraging new business development results during the year which included a $47.6 million, or 4.8%, increase in total loans and the fourth consecutive quarter of growth in wealth management revenues. Additionally, the Company continued to maintain strong capital ratios that exceed the regulatory defined well capitalized status.

The Company reported net income of  $7.4 million, or $0.43 per diluted common share, in 2022. This represented a 4.9% increase in earnings per share from the full year of 2021 when net income totaled $7.1 million, or $0.41 per diluted common share. The improved earnings performance for the 2022 year reflected the full benefit of several important strategic actions that the Company executed in 2021, the successful management of our asset quality throughout the pandemic, and effective balance sheet management. Overall, the increase in net interest income, along with a reduced loan loss provision, more than offset a lower level of non-interest income and higher non-interest expense resulting in an improved earnings performance in 2022.

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

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$60,860	$49,058	$46,669
Interest expense	24,840	8,495	7,586
Net interest income	36,020	40,563	39,083
Net interest margin	2.86%	3.27%	3.15%

2023 NET INTEREST PERFORMANCE OVERVIEW.   The Company’s net interest income for the full year of 2023 decreased by $4.5 million, or 11.2%, when compared to the full year of 2022. The Company’s net interest margin was 2.86% for the full year of 2023 representing a 41-basis point decline from the full year of 2022. The decrease in net interest income reflects total interest expense increasing to a higher level than the increase in total interest income. The Company continues to benefit from increased yields on total loans and investment securities due to a higher U.S. Treasury yield curve and the Federal Reserve’s action to tighten monetary policy in their effort to tame decades high inflation. But, similar to what is occurring across the banking industry, increased national interest rates have caused total deposit and borrowing costs to increase to a higher degree, resulting in net interest margin compression and lower net interest income.

Overall, in 2023, the average balance of total interest earning assets was modestly higher than the full year of 2022 average, totaling $1.3 billion. Specifically, total loans averaged $997.2 million in 2023 which is $19.7 million, or 2.0%, higher than the 2022 full year average. Short-term investments averaged $3.9 million in 2023 which is $19.3 million, or 83.0%, lower than the 2022 full year average. Total investment securities averaged $262.2 million in 2023 which is $16.9 million, or 6.9%, higher than the 2022 full year average. Given only a slight increase in the balance of total interest earning assets from the prior year, total interest income increased by $11.8 million, or 24.1%, between years due primarily to an improvement in the yield on earning assets, which increased from 3.95% to 4.84%.

Total deposits, including non-interest bearing demand deposits, averaged $1.154 billion for the full year of 2023, which was $2.5 million, or 0.2%, lower than the $1.156 billion average for the full year of 2022. The 2023 full year average of short-term and FHLB borrowed funds was $57.9 million, which represented an increase of  $15.4 million, or 36.2%. Overall, the cost of total interest bearing liabilities increased from 0.84% to 2.36%.

COMPONENT CHANGES IN NET INTEREST INCOME: 2023 VERSUS 2022.   Regarding the separate components of net interest income, the Company’s total interest income in 2023 increased by $11.8 million, or 24.1%, when compared to 2022. Overall, the 2023 full year average balance of total interest earning assets increased over last year’s full year average by $17.3 million, or 1.4% as there was an increased level of average total loans and average total investment securities which were partially offset by a decreased level of short-term investments. Interest income was favorably impacted by an increase in the earning asset yield which improved by 89 basis points from 3.95% to 4.84%. All categories within the earning asset base demonstrated an interest income increase between years. The average total loan portfolio yield increased by 93 basis points from 4.25% to 5.18% in 2023 while the average yield on total investment securities increased by 43 basis points from 3.00% to 3.43%.

Total average loans for the full year of 2023 were $19.7 million, or 2.0%, higher than the 2022 full year average. More significantly, on an end of period basis, total loans at December 31, 2023 increased by $47.6 million, or 4.8%, since December 31, 2022. Loan pipelines were strong, and the loan portfolio demonstrated good growth in 2023, particularly in the second half of the year, as total loans surpassed and continued to grow above the $1.0 billion threshold for the first time in Company history. Year over year growth in commercial & industrial (C&I), commercial real estate (CRE), and home equity loans more than offset decreased residential mortgage and consumer loans. Overall, the higher interest rate environment along with the higher average volumes of C&I, CRE and home equity loans, resulted in total loan interest income improving by $10.1 million, or 24.5%, for the full year of 2023 when compared to last year. This increase occurred despite a $434,000 total reduction in PPP loan related income in 2023.

Total investment securities averaged $262.2 million for the full year of 2023, which is $16.9 million, or 6.9%, higher than the $245.2 million average for the full year of 2022. The increase reflects additional securities purchased over this period as the U.S. Treasury yield curve increased resulting in a more favorable market for securities purchasing activity causing the Company to redeploy some of its short-term excess liquidity. Overall, the higher rates resulted in yields for new federal agency mortgage-backed securities and federal agency bonds improving and exceeding the overall average yield of the existing securities portfolio causing interest income from investments to increase by $1.6 million, or 21.9%, for the 2023 year. In 2023, purchases of securities were slower than what occurred in the second half of 2022 as more funds were allocated to the loan portfolio while the Company controlled the amount of overnight borrowed funds. While yields on new security purchases exceeded the overall average yield of the existing securities portfolio, the spread between overnight borrowings and the yield on new securities ranged from negative to only marginally positive causing the slowdown in purchasing activity. Thus, new investment security purchases during 2023 were primarily used to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to deposits of public funds. This is an example of how the inverted treasury yield curve impacts the Company’s balance sheet management strategies. Finally, the full year 2023 total average balance of short-term investments and bank deposits decreased since last year by $19.3 million, or 83.0%, as the Company re-deployed its excess liquidity into higher yield loans and securities.

On the liability side of the balance sheet, for the full year of 2023, total average deposits were relatively consistent with the 2022 full year average, decreasing by only $2.5 million, or 0.2%. The modest decrease since last year is reflective of a portion of the funds from the government stimulus programs leaving the balance sheet and greater pricing competition in the market to retain deposits because of the increasing national interest rates. The Company’s core deposit base continued to demonstrate the strength and stability that it has for many years, even during times of turmoil when three large bank failures occurred early in 2023 and customer fear of contagion within the industry caused deposit flight. Total deposits grew during 2023 by $49.8 million, or 4.5%, on an end of period basis since December 31, 2022, demonstrating customer confidence in the Bank. The Company does not utilize brokered deposits as a funding source. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The loan to deposit ratio averaged 88.1% in the fourth quarter of 2023, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support our customers and our community during times of economic volatility.

Total interest expense increased by $16.3 million, or 192.4%, for the full year of 2023 when compared to last year, due to higher deposit and borrowings interest expense. Deposit interest expense was higher by $14.6 million, or 227.1%, while the full year 2023 average volume of total interest-bearing deposits grew from the 2022 full year average by $21.1 million, or 2.2%. The rising national interest rates resulted in certain deposit products, particularly public funds, which are tied to a market index, repricing upward with the move in short-term national interest rates causing interest expense to increase. Additionally, increased market competition resulted in the Company increasing rates on certain shorter-term certificates of deposit to retain funds. Another factor contributing to net interest margin compression was an unfavorable deposit mix shift as the full year average of non-interest bearing demand deposits declined by $23.6 million, or 11.0%, while, as mentioned above, total interest-bearing deposits increased by $21.1 million, or 2.2%. For interest rate risk management purposes and to offset a portion of the unfavorable impact that rising funding costs are having on net interest income, management proactively executed $70 million of interest rate hedge transactions during 2023 to fix the cost of certain deposits that are indexed and move with short-term interest rates. These hedging transactions reduced the Company’s negative variability of net interest income in a rising interest rate environment and helped slow net interest margin compression. Overall, total deposit cost averaged 1.82% for the full year of 2023, which is 126 basis points higher than total deposit cost of 0.56% for the full year of 2022.

Total borrowings interest expense increased by $1.8 million, or 84.7%, for the full year of 2023 when compared to 2022. The increase primarily results from the impact that the higher national interest rates had on overnight borrowings cost as well as the Company utilizing more overnight borrowed funds in 2023. Total fed funds purchased and other short-term borrowings averaged $35.8 million for the full year of 2023 after averaging $9.3 million for the full year of 2022. The increase to borrowings interest expense in 2023 also reflects a higher level of interest expense from FHLB term borrowings, which increased by $178,000, or 32.2%, for the full year of 2023 compared to 2022. The full year average balance of advances from FHLB was lower in 2023 by $11.1 million, or 33.3%. However, management began to replace maturing term advances and then began to increase our level of term advances in the fourth quarter of 2023 due to the inversion in the yield curve and as part of our overall balance sheet management strategy. Although new FHLB term advances have higher interest rates than the term advances they replaced, their cost is lower than overnight night borrowed funds due to the inverted yield curve.

2022 NET INTEREST PERFORMANCE OVERVIEW.   The Company’s net interest income for the full year of 2022 increased by $1.5 million, or 3.8%, when compared to the full year of 2021. The Company’s net interest margin was 3.27% for the full year of 2022 representing a 12-basis point improvement from the full year of 2021. Net interest income demonstrated an increasing trend through the first three quarters of 2022 as interest income increased to a higher level than the increase in interest expense. However, this positive trend reversed in the fourth quarter as interest expense increased to a higher level than the increase in interest income.

The Company benefitted from the higher U.S. Treasury yield curve as interest rates increased due to the Federal Reserve’s action to tighten monetary policy in their effort to tame decades high inflation. The higher interest rate environment along with increased investment in the securities portfolio more than offset a reduced level of Paycheck Protection Program (PPP) loan fee income and caused total interest income to increase for the full year of 2022 when compared to 2021. The increased national interest rates also resulted in total deposit and borrowing costs increasing in 2022. However, the increase in deposit interest expense was partially offset by a 26% reduction in total borrowings interest expense, as the strategic actions taken by management in 2021 to lower funding costs favorably impacted financial performance.

Overall, in 2022, the average balance of total interest earning assets was consistent with the full year 2021 average, totaling $1.2 billion. Specifically, total loans averaged $978 million in 2022 which was $11.2 million, or 1.1%, lower than the 2021 full year average. Short-term investments including commercial paper averaged $23.2 million in 2022 which was $24.1 million, or 50.9%, lower than the 2021 full year average. Total investment securities averaged $245.2 million in 2022 which was $35.3 million, or 16.8%, higher than the 2021 full year average. Despite the balance of total average interest earning assets remaining relatively unchanged from 2021, total interest income increased by $2.4 million, or 5.1%, between years due to an increase in the yield on earning assets, which increased from 3.76% to 3.95%.

Total deposits, including non-interest bearing demand deposits, averaged $1.156 billion for the full year of 2022, which was $1.9 million, or 0.2%, higher than the $1.154 billion average for the full year of 2021. The 2022 full year average of short-term and FHLB borrowed funds was $42.5 million, which represented a decrease of  $7.2 million, or 14.5%. Overall, the cost of total interest bearing liabilities increased from 0.75% to 0.84%.

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

Total average loans for the full year of 2022 were $11.2 million, or 1.1%, lower than the 2021 full year average. Strong loan pipelines resulted in 2022 production more than offsetting a higher than typical level of payoff activity during the year. Excluding PPP loans, total average loans for the full year of 2022 exceeded the 2021 full year average by $30.1 million, or 3.2%, as growth of commercial real estate (CRE) and home equity loans along with a higher volume of residential mortgage loans more than offset a decrease in the level of commercial & industrial loans. Of the approximately $100 million of PPP loans originated from the government stimulus programs, only one very small PPP loan remained on the balance sheet, reflecting the Company’s successful efforts working with our customers through the Small Business Administration (SBA) to complete the forgiveness process. Overall, the higher interest rate environment along with the higher average volumes of CRE, residential mortgages and home equity loans, resulted in total loan interest income improving by $899,000, or 2.2%, for 2022 when compared to 2021. This resulted from the favorable impact of the higher volume of traditional loans and the higher interest rate environment being partially offset by a $1.8 million, or 80.9%, reduction in PPP loan fee related income. Finally, on an end of period basis at December 31, 2022 and excluding total PPP loans, the total loan portfolio was approximately $22.1 million, or 2.3%, higher than the December 31, 2021 level.

Total investment securities averaged $245.2 million for the full year of 2022 which was $35.3 million, or 16.8%, higher than the $209.9 million average for the twelve months of 2021. The increase in the U.S. Treasury yield curve resulted in a more favorable market for securities purchasing activity in 2022. The two-year to ten-year portion of the yield curve increased by approximately 225 to 363 basis points since the beginning of the year, with shorter yields in that range increasing to a higher degree than the longer yields, resulting in yield curve inversion. Overall, the higher rates resulted in yields for new federal agency mortgage-backed securities and federal agency bonds improving and exceeding the overall average yield of the existing securities portfolio. Management purchased more of these investments by redeploying the cash flow from the excess payoff activity from the loan portfolio and profitably utilizing the increased short-term liquidity on our balance sheet. This redeployment of funds contributed to total securities growing between years. Management also continued to purchase taxable municipals and corporate securities to maintain a well-diversified portfolio.

Due to a combination of increased investment in securities, loan growth and total deposits modestly declining, short-term investments decreased throughout 2022 and returned to pre-pandemic levels before government stimulus impacted the economy. Total short-term investments including commercial paper averaged $23.2 million in 2022, which is $24.1 million, or 50.9%, lower than the 2021 average. Despite this decline, the Company’s liquidity position remained strong.

On the liability side of the balance sheet, total average deposits for 2022 were relatively consistent with the 2021 full year average, exceeding by $1.9 million, or 0.2%. Total deposits continued to demonstrate stability despite a $16.3 million, or 1.4%, decrease in total average deposits when comparing the 2022 fourth quarter to the 2021 fourth quarter. Deposit volumes continued to reflect the favorable impact of government stimulus which provided support to many Americans and financial assistance to municipalities and school districts during the pandemic. However, the quarterly decrease reflected a portion of the funds from the government stimulus programs leaving the balance sheet and also reflected greater pricing competition in the market to retain deposits because of the increasing national interest rates. Overall, the loan to deposit ratio averaged 85.4% in the fourth quarter of 2022.

Total interest expense for the full year of 2022 increased by $909,000, or 12.0%, when compared to the full year of 2021, due to higher deposit and short-term borrowings interest expense. Deposit interest expense was higher by $1.6 million, or 33.7%, despite the full year average volume of total deposits remaining relatively consistent with the 2021 full year average. The impact that the higher national interest rates had on deposit costs combined with increased market competition to retain and attract deposits became more evident during the fourth quarter of 2022. In 2022, the Company benefitted from management’s decision to allow a high-cost, institutional deposit to mature during the third quarter of 2021 which proved to be beneficial since the interest rate on this particular deposit was indexed to the market and would have become more expensive with the rising national interest rates experienced in 2022. This large institutional deposit was replaced by the additional low cost, fixed rate deposits from the Somerset County branch acquisition and resulted in significant interest expense savings. The rising national interest rates in 2022 resulted in certain deposit products, particularly public funds, that are tied to a market index, repricing upward with the move in national interest rates and causing interest expense to increase. Specifically, total deposit cost averaged 0.56% in 2022, which is 14 basis points higher than total deposit cost of 0.42% in 2021.

Total borrowings interest expense decreased by $709,000, or 25.5%, when comparing the full year of 2022 to the full year of 2021. The decrease resulted from the favorable impact of the August 2021 subordinated debt offering which was used to replace higher cost debt. This transaction effectively lowered debt cost on these long-term funds by nearly 4.0%. This savings was recognized even though the size of the new subordinated debt was $7.0 million higher than the debt instruments it replaced. Note that included in 2021 borrowings interest expense was $202,000 of additional interest expense that the Company had to recognize from the write-off of the unamortized issuance costs from the original debt instruments that the new sub-debt replaced. Borrowings interest expense was favorably impacted by reduced interest expense from Federal Home Loan Bank (FHLB) term borrowings, which declined by $322,000, or 36.8%, for 2022. The average balance of FHLB term borrowings was lower in 2022 by $16.1 million, or 32.6%, as strength of the Company’s liquidity position allowed management to let FHLB term advances mature and not be replaced.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) setting forth (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the years ended December 31, 2023, 2022, and 2021 was $15,000, $13,000, and $18,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

	YEAR ENDED DECEMBER 31,
	2023			2022			2021
		INTEREST			INTEREST			INTEREST
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$997,204	$51,643	5.18%	$977,541	$41,497	4.25%	$988,761	$40,603	4.11%
Short-term investments and bank deposits	3,942	251	6.38	23,213	209	0.90	46,977	58	0.12
Commercial paper	—	—	—	—	—	—	329	2	0.52
Investment securities:
Available for sale	201,077	7,059	3.51	185,710	5,610	3.02	159,458	4,543	2.85
Held to maturity	61,090	1,922	3.15	59,516	1,755	2.95	50,434	1,481	2.94
Total investment securities	262,167	8,981	3.43	245,226	7,365	3.00	209,892	6,024	2.87
TOTAL INTEREST EARNING ASSETS/ INTEREST INCOME	1,263,313	60,875	4.84	1,245,980	49,071	3.95	1,245,959	46,687	3.76
Non-interest earning assets:
Cash and due from banks	15,446			17,602			18,736
Premises and equipment	17,270			17,498			17,749
Other assets	75,111			77,194			77,806
Allowance for credit losses	(13,066)			(11,895)			(11,919)
TOTAL ASSETS	$1,358,074			$1,346,379			$1,348,331
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$225,713	$4,058	1.80%	$227,838	$1,198	0.53%	$213,736	$248	0.12%
Savings	127,539	124	0.10	137,845	135	0.10	126,050	173	0.14
Money market	302,964	7,457	2.46	289,674	2,008	0.69	297,844	673	0.23
Other time	306,044	9,375	3.06	285,760	3,083	1.08	305,251	3,712	1.22
Total interest bearing deposits	962,260	21,014	2.18	941,117	6,424	0.68	942,881	4,806	0.51
Federal funds purchased and other short-term borrowings	35,755	1,944	5.44	9,268	364	3.97	389	1	0.37
Advances from Federal Home Loan Bank	22,167	731	3.30	33,253	553	1.66	49,328	875	1.77
Guaranteed junior subordinated deferrable interest debentures	—	—	—	—	—	—	9,741	944	9.69
Subordinated debt	27,000	1,054	3.90	27,000	1,054	3.90	15,079	854	5.66
Lease liabilities	3,238	97	3.00	3,446	100	2.89	3,729	106	2.86
TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	1,050,420	24,840	2.36	1,014,084	8,495	0.84	1,021,147	7,586	0.75
Non-interest bearing liabilities:
Demand deposits	191,580			215,196			211,557
Other liabilities	12,507			8,113			6,446
Shareholders’ equity	103,567			108,986			109,181
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,358,074			$1,346,379			$1,348,331
Interest rate spread			2.48			3.11			3.01
Net interest income/net interest margin (non-GAAP)		36,035	2.86%		40,576	3.27%		39,101	3.15%
Tax-equivalent adjustment		(15)			(13)			(18)
Net interest income (GAAP)		$36,020			$40,563			$39,083

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

	2023 vs. 2022			2022 vs. 2021
	INCREASE (DECREASE)			INCREASE (DECREASE)
	DUE TO CHANGE IN:			DUE TO CHANGE IN:
	AVERAGE			AVERAGE
	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL

	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$854	$9,292	$10,146	$(468)	$1,362	$894
Short-term investments and bank deposits	(300)	342	42	(42)	193	151
Commercial paper	—	—	—	(1)	(1)	(2)
Investment securities:
Available for sale	489	960	1,449	783	284	1,067
Held to maturity	47	120	167	269	5	274
Total investment securities	536	1,080	1,616	1,052	289	1,341
Total interest income	1,090	10,714	11,804	541	1,843	2,384
INTEREST PAID ON:
Interest bearing demand deposits	(11)	2,871	2,860	18	932	950
Savings deposits	(11)	—	(11)	16	(54)	(38)
Money market	96	5,353	5,449	(19)	1,354	1,335
Other time deposits	235	6,057	6,292	(225)	(404)	(629)
Federal funds purchased and other short-term borrowings	1,399	181	1,580	255	108	363
Advances from Federal Home Loan Bank	(230)	408	178	(270)	(52)	(322)
Guaranteed junior subordinated deferrable interest debentures	—	—	—	(472)	(472)	(944)
Subordinated debt	—	—	—	524	(324)	200
Lease liabilities	(6)	3	(3)	(7)	1	(6)
Total interest expense	1,472	14,873	16,345	(180)	1,089	909
Change in net interest income	$(382)	$(4,159)	$(4,541)	$721	$754	$1,475

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

	AT DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS,
	EXCEPT PERCENTAGES)
Total accruing loan delinquency (past due 30 to 89 days)	$1,818	$6,296	$6,336
Total non-accrual loans	12,167	5,161	3,323
Total non-performing assets (1)	12,393	5,200	3,323
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.18%	0.64%	0.64%
Non-accrual loans, as a percentage of total loans, net of unearned income	1.17	0.52	0.34
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned and repossessed assets (1)	1.19	0.52	0.34
Non-performing assets, as a percentage of total assets (1)	0.89	0.38	0.25
Total classified loans (loans rated substandard or doubtful) (2)	$24,996	$23,837	$17,009
(1)

Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned and repossessed assets.

(2)	Total classified loans include non-performing residential mortgage and consumer loans.

The decline in accruing loan delinquency is primarily attributable to a decrease in commercial real estate loan delinquency. Non-performing assets totaled $12.4 million, or 1.19% of total loans, at December 31, 2023 which is an increase from the December 31, 2022 total of $5.2 million, or 0.52% of total loans. The increase in non-performing assets, as well as non-accrual loans, primarily reflects the partial charge-down and transfer into non-accrual status of one commercial real estate loan for a mixed-use retail/office property that has Rite Aid as a major tenant. Total classified loans increased $1.2 million since the prior year-end and now total $25.0 million. The increase in classified loans is the result of the risk rating downgrade of three commercial real estate loan relationships which were partially offset by the risk rating upgrade of a commercial and industrial loan and commercial real estate loan as well as the charge-off of a substandard credit during 2023.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of December 31, 2023, the 25 largest credits represented 22.7% of total loans outstanding, which represents an increase from December 31, 2022 when it was 21.7%.

ALLOWANCE AND PROVISION FOR CREDIT LOSSES.   As described in more detail in the Critical Accounting Policies and Estimates section of this MD&A, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequent related updates effective January 1, 2023. This standard replaces the incurred loss methodology for recognizing credit losses and requires the Company to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held to maturity (HTM) securities, and off-balance sheet credit exposures such as unfunded commitments. In addition, ASU 2016-13 requires credit losses on available for sale (AFS) debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell the security. The Company believes this is a critical accounting policy since it involves significant estimates and judgments.

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

The following table sets forth the allowance for credit losses and certain ratios for the periods ended.

	AT DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Allowance for credit losses - loans	$15,053	$10,743	$12,398
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.45%	1.08%	1.26%
total non-accrual loans	123.72	208.16	373.10
total non-performing assets	121.46	206.60	373.10
Allowance for credit losses - securities	$963	$—	$—
Allowance for credit losses - unfunded loan commitments	940	746	989

The Company recognized an increased provision for credit losses and higher net loan charge-offs in 2023. For 2023, the Company recorded a $7.4 million provision for credit losses after recognizing a $50,000 provision expense for 2022. The Company recognized net loan charge-offs of approximately $3.5 million, or 0.35% of total average loans, for the full year of 2023 compared to net loan charge-offs of $1.7 million, or 0.17% of total average loans, for the 2022 year.

Rite Aid, a national tenant in several commercial real estate properties financed by the Bank, declared bankruptcy in the fourth quarter of 2023. As a result of this action, the Bank updated its comprehensive evaluation of its exposure to Rite Aid throughout its loan portfolio as it received information on leases that Rite Aid either rejected or modified. This evaluation required the recognition of $2 million in charge-offs related to two CRE loans in which Rite Aid was the sole tenant. Note that these loans had been on the Company’s books since 2009 and the Company was able to completely exit these two credits with no ongoing exposure to Rite Aid. There was also a partial charge-off of $804,000 on another CRE loan for a mixed-use retail/office property that has Rite Aid as the major tenant. The remaining balance of this loan moved into non-accrual status. Also contributing to the significant increase in the provision for credit losses in 2023 was an unfavorable adjustment to the historical loss factor used to calculate the allowance for credit losses in accordance with CECL requirements and growth in the loan portfolio.

As a result of this action, the Company built its allowance for credit losses and maintained solid coverage of both total loans and non-performing assets at December 31, 2023 as indicated by the allowance for credit losses coverage ratio of non-performing assets at 121% while the allowance for credit losses as a percentage of total loans increased to 1.45%. This compares to allowance coverage of non-performing assets of 207%, and total loans of 1.08% as of December 31, 2022. Finally, also included in the 2023 provision expense was the recognition of a $926,000 loss in the first quarter of 2023 from a subordinated debt investment with Signature Bank which was closed by banking regulators on March 12, 2023.

For 2022, the Company recorded a $50,000 provision expense for credit losses compared to a $1.1 million provision expense in 2021. The $1,050,000 favorable comparison for total provision expense for the full year of 2022 reflected improved credit quality for the overall portfolio due to several loan upgrades and increased payoff and paydown activity of criticized loans. As demonstrated historically, the Company continued its strategic conviction that a strong allowance for credit losses was needed, which proved to be essential given the support provided to certain borrowers as they fully recovered from the COVID-19 pandemic. Overall, the Company experienced net loan charge-offs of $1.7 million, or 0.17% of total average loans, for the 2022 year and was higher than net loan charge-offs of $47,000, which equates to 0.00% of total average loans, for the full year of 2021. The higher level of net charge-offs in 2022 is primarily related to the partial charge-down and transfer of one non-owner occupied commercial real estate loan relationship into non-accrual status while the borrower pursued the sale of the property. In summary, the allowance for loan losses provided 207% coverage of non-performing assets, and 1.08% of total loans, on December 31, 2022, compared to 373% coverage of non-performing assets, and 1.26% of total loans, on December 31, 2021.

The following table sets forth changes specific to the allowance for credit losses on the loan portfolio and certain ratios for the periods ended.

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Loans and loans held for sale, net of unearned income:
Average for the year:
Commercial real estate (owner occupied)	$85,590	$—	$—
Other commercial and industrial	151,378	—	—
Commercial (owner occupied real estate and other)	—	225,487	275,795
Commercial real estate (non-owner occupied) - retail	157,054	—	—
Commercial real estate (non-owner occupied) - multi-family	103,468	—	—
Other commercial real estate (non-owner occupied)	228,314	443,406	424,765
Residential mortgages	175,299	295,528	274,016
Consumer	101,350	14,218	15,796
Total loans and loans held for sale, net of unearned income	997,204	977,541	988,761
At December 31,	1,038,401	990,825	986,037
As a percent of average loans:
Net charge-offs (recoveries):
Commercial real estate (owner occupied)	(0.03)%	—%	—%
Other commercial and industrial	0.32	—	—
Commercial (owner occupied real estate and other)	—	0.04	0.02
Commercial real estate (non-owner occupied) - retail	1.29	—	—
Commercial real estate (non-owner occupied) - multi-family	(0.01)	—	—
Other commercial real estate (non-owner occupied)	0.35	0.30	(0.01)
Residential mortgages	0.02	—	(0.01)
Consumer	0.15	1.88	0.46
Total loans and loans held for sale, net of unearned income	0.35	0.17	—
Provision for credit losses	0.66	0.01	0.11
Allowance, as a multiple of net charge-offs	4.35x	6.30x	263.79x

The following schedule sets forth the allocation of the allowance for credit losses among the various loan categories. The entire allowance for credit losses is available to absorb future loan losses in any loan category.

	AT DECEMBER 31,
	2023		2022		2021		2020		2019
		PERCENT		PERCENT		PERCENT		PERCENT		PERCENT
		OF LOANS		OF LOANS		OF LOANS		OF LOANS		OF LOANS
		IN EACH		IN EACH		IN EACH		IN EACH		IN EACH
		CATEGORY		CATEGORY		CATEGORY		CATEGORY		CATEGORY
		TO TOTAL		TO TOTAL		TO TOTAL		TO TOTAL		TO TOTAL
	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial real estate (owner occupied)	$1,529	8.6%	$—	—%	$—	—%	$—	—%	$—	—%
Other commercial and industrial	3,030	15.4	—	—	—	—	—	—	—	—
Commercial (owner occupied real estate and other)	—	—	2,653	23.1	3,071	25.5	3,472	31.4	3,951	30.1
Commercial real estate (non-owner occupied) - retail	3,488	15.6	—	—	—	—	—	—	—	—
Commercial real estate (non-owner occupied) - multi-family	1,430	10.6	—	—	—	—	—	—	—	—
Other commercial real estate (non-owner occupied)	3,428	23.1	5,972	45.5	6,392	43.8	5,373	41.2	3,119	41.2
Residential mortgages	1,021	16.8	1,380	30.1	1,590	29.2	1,292	25.7	1,159	26.6
Consumer	1,127	9.9	85	1.3	113	1.5	115	1.7	126	2.1
Allocation to general risk	—	—	653	—	1,232	—	1,093	—	924	—
Total	$15,053	100.0%	$10,743	100.0%	$12,398	100.0%	$11,345	100.0%	$9,279	100.0%

The disproportionately higher allocations for commercial loans, including commercial loans secured by owner occupied real estate and commercial & industrial loans, and commercial loans secured by non-owner occupied real estate reflect the increased credit risk associated with those types of lending, the Company’s historical loss experience in these categories, and other qualitative factors.

Based on the Company’s current allowance for credit losses methodology and the related assessment of the inherent risk factors contained within the Company’s investment securities and loan portfolios, we believe that the allowance for credit losses is adequate at December 31, 2023 to cover losses within the Company’s investment securities and loan portfolios.

NON-INTEREST INCOME.   Non-interest income for 2023 totaled $16.4 million, a decrease of $303,000, or 1.8%, from 2022. Factors contributing to this lower level of non-interest income in 2023 included:

●	AmeriServ Financial Bank sold all 7,859 shares of the Class B common stock of Visa, Inc. that it owned for a sale price of $1.7 million. The shares had no carrying value on the balance sheet and, as the Bank had no historical cost basis in the shares, the entire sale price was recognized as a gain. The Company elected to capture this gain in 2023 due to the volatility and uncertainty in the financial markets;
●	the Company recognized a $922,000 loss on investment securities during 2023 after selling $16.8 million of available for sale (AFS) investment securities which included both government agency obligations and municipal bonds. No gain or loss on the sale of investment securities was recognized in 2022. The sold securities had an average yield of 3.1% and an effective duration of 3.3 years. The proceeds from this sale were used to purchase new government agency mortgage-backed securities that have a yield of 5.2% and an effective duration of 3.6 years. The Company expects to recover this loss in 3.7 years and to generate additional interest income from this transaction of approximately $325,000 in 2024;
●	a $765,000, or 30.0%, decrease in other income due primarily to the recognition of an unfavorable adjustment to the fair market value of a risk participation agreement as well as the recognition of a credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing our interest rate risk position; and
●	a $354,000, or 3.0%, decrease in wealth management fees due to the unfavorable market conditions for both equity securities and particularly bonds which existed for the majority of the 2023 year that more than offset the positive impact of new customer business growth. Overall, the fair market value of wealth management assets totaled $2.5 billion at December 31, 2023.

Non-interest income for 2022 totaled $16.7 million, a decrease of $1.1 million, or 6.0%, from 2021. Factors contributing to this lower level of non-interest income in 2022 included:

●	a $456,000, or 68.7%, decrease in net gains on loans held for sale due to the lower level of residential mortgage loan production which reflected a reduced level of mortgage loan refinance activity because of the rapid escalation of interest rates since the beginning of 2022. Residential mortgage loan production through twelve months in 2022 totaled $24.8 million representing a $65.8 million, or 72.6%, reduction from the 2021 production level. The reduced level of mortgage loan production also caused mortgage related fees to decline by $243,000, or 67.9%;
●	a $366,000, or 3.1%, decline in wealth management fees due to the unfavorable impact of the declining equity markets as well as the unfavorable impact that the move in the bond market was having on wealth management asset values, both of which were partially offset by new customer business growth. The fair market value of wealth management assets declined since the fourth quarter of 2021 by $398.3 million, or 14.7%, and totaled $2.3 billion at December 31, 2022;
●	a $143,000, or 14.8%, increase in service charges on deposit accounts as consumers were more active in 2022, increasing their spending habits; and
●	the Company recognized an $84,000 gain on investment securities in 2021 as compared to 2022 when no such gain was recognized.

NON-INTEREST EXPENSE.   Non-interest expense for 2023 totaled $49.4 million and increased by $1.4 million, or 2.8%, from 2022. Factors contributing to the higher non-interest expense in 2023 included:

●	the rise in total non-interest expense was primarily due to increased legal and professional fees related to the activities of an activist investor and a proxy contest relating to our 2023 annual meeting. These costs amounted to $2.2 million for the full year of 2023. As expected, costs related to the activist shareholder declined as the year progressed. However, given continued activity by the activist investor, the Company cannot estimate, at this time, costs related to this issue in 2024;
●	a $2.5 million, or 47.7%, reduction in other expense as the Company did not have to recognize a pension settlement charge in 2023;
●	a $1.1 million, or 4.0%, increase in salaries and employee benefits expense. The increase is attributable to management restructuring costs within the wealth management division, annual employee merit increases, a greater level of full-time equivalent employees as the Company filled certain open positions that were vacant last year, and the impact that inflationary pressures are having on the cost of new hires. Partially offsetting the higher level of salaries were lower incentive compensation and reduced pension expense as there are fewer employees in the defined benefit pension plan due to numerous retirements over the past few years;
●	a $485,000, or 12.3%, increase in data processing and IT expenses due to increased software costs from our core data provider and additional expenses related to monitoring our computing and network environment; and
●	a $200,000, or 38.8%, increase in FDIC insurance due to an increase in both the asset assessment base as well as the assessment rate.

Non-interest expense for 2022 totaled $48.0 million and increased by $1.0 million, or 2.2%, from 2021. Factors contributing to the higher non-interest expense in 2022 included:

●	the Company was required to recognize a settlement charge in connection with its defined benefit pension plan in 2022, which is explained in Note 16, Employee Benefit Plans. The amount of the 2022 charge was $2.5 million which is $762,000, or 43.9%, higher than the $1.7 million settlement charge recognized in 2021;
●	a $645,000, or 2.3%, increase in salaries and employee benefits expense. Within total salaries and benefits expense, salaries cost increased by $1.4 million, or 7.8%, due to merit increases and a higher level of full-time equivalent employees as the Company was able to fill certain open positions during 2022. Also, contributing to the higher salaries and employee benefits costs were additional increases to health care, payroll taxes and other employee benefits. Partially offsetting these higher costs within salaries and benefits expense was lower incentive compensation by $808,000, or 38.2%, due to the reduced level of loan production and no performance related executive incentive payments in 2022;
●	a $338,000, or 11.8%, increase in professional fees due primarily to higher legal costs within our wealth management group;
●	no additional costs related to the branch acquisition were recognized in 2022 after $389,000 was recognized in 2021;
●	a $279,000, or 7.6%, increase in data processing and IT expense resulted from additional costs from our core data provider and increased costs related to monitoring our computing and network environment;
●	a $263,000, or 10.0%, increase in net occupancy expense due to increased utilities cost along with maintenance and repair expense which was primarily related to the new branch office;
●	other expense was favorably impacted by a $243,000 credit for the unfunded commitment reserve after $117,000 of expense was recognized in 2021, resulting in a $360,000 favorable shift; and
●	a $140,000, or 21.4%, reduction in FDIC deposit insurance expense.

INCOME TAX EXPENSE.   The Company recorded an income tax benefit of  $1.0 million in 2023, compared to income tax expense of  $1.8 million, or a 19.1% effective tax rate, in 2022, and compared to income tax expense of  $1.7 million, or a 19.4% effective tax rate, in 2021. The income tax benefit in 2023 resulted from the Company’s recognition of a net loss. The Company’s deferred tax asset was $2.7 million at December 31, 2023 compared to $2.8 million at December 31, 2022, resulting primarily from the change in the allowance for credit losses which was offset by the change in the the fair value of the available for sale investment securities portfolio and the pension liability.

SEGMENT RESULTS.   The community banking segment reported a net income contribution of $11.5 million in 2023 which declined from the $12.4 million contribution in 2022 and also decreased from the $12.1 million contribution in 2021. The decline between years is due to a higher provision for credit losses and a reduced level of non-interest income, both of which more than offset increased net interest income and a lower level of non-interest expense. The provision for credit losses on the loan portfolio was significantly higher in 2023 versus last year by $6.5 million. Rite Aid, a national tenant in several commercial real estate properties financed by the Bank, declared bankruptcy in the fourth quarter of 2023 resulting in increased credit costs and charge-offs related to these loans. (This is discussed in more detail in the Allowance and Provision for Credit Losses section of the MD&A.) Non-interest income was $765,000, or 14.8%, lower in 2023 due primarily to the recognition of an unfavorable adjustment to the fair market value of an interest rate swap related risk participation agreement as well as the recognition of a credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing our interest rate risk position. Net interest income improved between years due to the strength that this segment provides to the Company which was determined by a thorough funds transfer pricing analysis. In short, a funds transfer pricing analysis determines how funding (deposits) and use of this funding (loans) by each segment contributes to the overall profitability of the Company by providing an estimated positive or negative dollar value of the segment’s contribution to the Company. Overall, the funds transfer pricing analysis indicated that the community banking segment provided an additional $9.2 million benefit to the Company in 2023 when compared to 2022. Despite the benefit that community banking provides, this segment was unfavorably impacted from net interest margin compression as total deposit interest expense increased to a higher level than the increase to total loan interest income. Another factor contributing to net interest margin compression was an unfavorable deposit mix shift as the full year 2023 average of non-interest bearing demand deposits declined by $23.6 million, or 11.0%, while total interest-bearing deposits increased by $21.1 million, or 2.2%. The Company benefitted from a higher level of total average loans in 2023 by $19.7 million, or 2.0%. This segment did benefit from an additional $140,000 of total loan charge income which partially offset a decline in PPP processing fees and interest. The Company recognized $434,000 of PPP related income in 2022 and did not recognize any PPP related income in 2023. Non-interest expense, within the community banking segment, in 2023 compares favorably to last year as reduced pension expense, explained in Note 16, and lower incentive compensation more than offset higher salaries cost. As mentioned previously in the MD&A, the Company did not have to recognize a pension settlement charge in 2023 after recognizing a $2.5 million pension settlement charge last year, which positively impacted all segments. The lower pension expense more than offset higher levels of FDIC insurance and data processing costs.

The wealth management segment’s net income contribution was $1.3 million in 2023 compared to $2.2 million in 2022 and $2.9 million in 2021. The decrease between years results from a combination of lower revenue and increased non-interest expense. The higher level of non-interest expense resulted primarily from management restructuring costs that caused a greater level of salaries expense. These additional costs more than offset lower levels of pension costs and professional fees. The lower level of total revenue reflects the unfavorable market conditions for both equity securities and bonds which have reduced the market value of wealth management assets. Also, new customer business growth has only partially offset the unfavorable impact of market conditions on fee income. The fair market value of wealth management assets declined since December 31, 2021 by $191.2 million, or 7.0%, and totaled $2.5 billion at December 31, 2023. Note that, the market value of wealth management assets increased since year end 2022 and contributed to positive momentum of four consecutive quarters of growth in wealth management revenues. However, full year 2023 results for wealth management fees continue to reflect the unfavorable market conditions.

The investment/parent segment reported a net loss of  $16.2 million in 2023, which was higher than the net loss of  $7.1 million in 2022 and $7.8 million in 2021. The funds transfer pricing analysis within this segment caused the loss reported within this segment to be $7.7 million higher due to the inverted yield curve and the accelerated increase in funding costs on our balance sheet. Also, contributing to the greater loss within this segment was the first quarter of 2023 recognition of a $926,000 loss from a subordinated debt investment with Signature Bank and $2.2 million of additional legal and professional fees related to the Company’s recent annual meeting proxy contest and defense against an activist shareholder. This segment was also unfavorably impacted by $1.8 million of additional total borrowings interest expense due to the higher average balance of short-term borrowed funds. These unfavorable items more than offset the $1.7 million gain recognized during the first quarter of 2023 from the sale of the 7,859 shares of the Class B common stock of Visa Inc. that the Bank owned and an increased level of interest income from investment securities and short-term investments by $1.7 million as the higher interest rates resulted in an improved overall total portfolio yield.

BALANCE SHEET.   The Company’s total consolidated assets of  $1.390 billion at December 31, 2023 increased by $25.8 million, or 1.9%, from the $1.364 billion level at December 31, 2022. This change was related, primarily, to increased levels of loans and other assets which were partially offset by a decrease in cash and cash equivalents and investment securities. Specifically, loans and loans held for sale increased by $47.6 million, or 4.8%. Loan pipelines were strong, and the loan portfolio demonstrated good growth in 2023, particularly in the second half of the year, as total loans surpassed and continued to grow above the $1.0 billion threshold for the first time in Company history. Year over year growth in commercial & industrial, commercial real estate, and home equity loans more than offset decreased residential mortgage and consumer loans. Due to the growth in the loan portfolio as well as increased charge-off activity, the Company increased its allowance for credit losses on loans by $4.3 million, or 40.1%. Other assets increased $2.7 million, or 8.1%, as a result of an increase in the positive balance of the accrued pension liability, which totaled $24.7 million and $21.3 million as of December 31, 2023 and 2022, respectively. Due to the positive (debit) balance of the accrued pension liability, it was reclassified to other assets on the Consolidated Balance Sheets as of December 31, 2023 and 2022. These increases were partially offset by a decrease of $8.9 million, or 38.9%, in cash and cash equivalents as the Company re-deployed its excess liquidity into higher yield loans. Total investment securities decreased $11.7 million, or 4.8%. In 2023, purchases of securities were slower than the second half of 2022 as more funds were allocated to the loan portfolio while the Company controlled the amount of overnight borrowed funds. While yields on new security purchases exceeded the overall average yield of the existing securities portfolio, the spread between overnight borrowings and the yield on new securities ranged from negative to only marginally positive causing the slowdown in purchasing activity. Thus, new investment security purchases during 2023 were primarily used to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to deposits of public funds.

Total deposits increased by $49.8 million, or 4.5%, during 2023. This demonstrates customer confidence and the strength and loyalty of our core deposit base along with the successful acquisition of a large deposit account. As of December 31, 2023, the 25 largest depositors represented 22.4% of total deposits, which is an increase from December 31, 2022 when it was 18.8%. As of December 31, 2023 and 2022, the estimated amount of uninsured deposits was $384.5 million and $316.5 million, respectively. The estimate of uninsured deposits was done at a single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 50% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized with investment securities or FHLB letters of credit to protect these depositor funds. Total borrowings have decreased by $22.8 million, or 16.5%, since year-end 2022. This change was driven by a decrease in short-term borrowings which was partially offset by an increase in FHLB term advances. Specifically, short-term borrowings decreased by $47.7 million, or 53.8%. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. In addition, the inversion in the yield curve has caused FHLB term advances to have rates that are lower than the cost of overnight borrowed funds. Therefore, management began replacing matured FHLB term advances in 2023 leading to an increase in this line item of $24.8 million, or 125.5%.

The Company’s total shareholders’ equity decreased by $3.9 million, or 3.7%, since year-end 2022. Capital was increased during 2023 by the positive impact on accumulated other comprehensive loss from the revaluation of the pension obligation totaling $1.7 million and the increased market value of the available for sale investment securities portfolio totaling $1.2 million. More than offsetting these increases was the $3.3 million net loss recognized for the year, the $2.1 million common stock cash dividend, the $1.2 million cumulative effect adjustment for the adoption of ASU 2016-13, and the $352,000 fair value adjustment on the interest rate hedges. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 13.03% and an asset leverage ratio of 7.80% at December 31, 2023. The Company’s book value per common share was $5.96, its tangible book value per common share was $5.16(1) and its tangible common equity to tangible assets ratio was 6.44%(1) at December 31, 2023. The decline in the Company’s book value and tangible book value per share in 2023 primarily reflects the net loss recognized for the year.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

LIQUIDITY.   The Company’s liquidity position continues to be strong. Total average deposits for the full year of 2023 were relatively consistent with the 2022 full year average, decreasing by only $2.5 million, or 0.2%. The modest decrease is reflective of a portion of the funds from the government stimulus programs leaving the balance sheet and also reflects greater pricing competition in the market to retain deposits because of the higher national interest rates. The Company’s core deposit base continued to demonstrate the strength and stability that it has for many years, even during times of turmoil when three large bank failures occurred earlier in 2023 and customer fear of contagion within the industry caused deposit flight. Total deposits grew during 2023 by $49.8 million, or 4.5%, on an end of period basis since December 31, 2022, demonstrating customer confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source. In addition to its strong, loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. Overall, deposit volumes continue to remain at a high level by historical standards in relation to the levels experienced prior to the pandemic. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth.

Average short-term investments demonstrated a lower average balance in 2023 compared to last year by $19.3 million, or 83.0%. The average balance of FHLB term borrowings was lower in 2023 compared to 2022 by $11.1 million, or 33.3%, as the strength of the Company’s liquidity position allowed management to let FHLB term advances mature during 2022 and not be replaced. However, given the inversion in the yield curve, FHLB term advances have rates that are lower than the cost of overnight borrowed funds. Therefore, management replaced matured FHLB term advances in 2023. The challenge remains as to the uncertainty regarding the duration that the higher than historical level of deposits will remain on the balance sheet which will be determined by customer behavior as the economic conditions change. Diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. Continued loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. In 2023, purchases of securities were slow as more funds were allocated to the loan portfolio. Loan pipelines continue to be strong, and the loan portfolio demonstrated consistent growth in 2023. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 86.4% in 2023, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community during times of economic volatility. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents decreased by $8.9 million from December 31, 2022, to $14.0 million at December 31, 2023, due to $40.0 million of net cash used in investing activities more than offsetting $24.8 million of net cash provided in financing activities and $6.3 million of net cash provided by operating activities. Within investing activities, cash advanced for new loans originated totaled $200.8 million and was $50.9 million higher than the $149.9 million of cash received from loan principal payments. Within financing activities, total short-term borrowings decreased by $47.7 million, total FHLB borrowings increased by $24.8 million while total deposits increased by $49.9 million.

The holding company had $8.2 million of cash, short-term investments, and investment securities at December 31, 2023, which represents a $1.4 million decrease from the holding company’s cash position since December 31, 2022. Dividend payments from our subsidiaries provided ongoing cash to the holding company. At December 31, 2023, our subsidiary Bank had $7.4 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payout level with respect to its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $14.0 million and $23.0 million at December 31, 2023 and December 31, 2022, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At December 31, 2023, the Company had $294 million of overnight borrowing availability at the FHLB, $40 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES.   The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 9.46%, the tier 1 capital ratio was 9.46%, and the total capital ratio was 13.03% at December 31, 2023. The Company’s tier 1 leverage ratio was 7.80% at December 31, 2023. We anticipate that we will maintain our strong capital ratios throughout 2024.

Capital generated from earnings will be utilized to pay the common stock cash dividend and will support controlled balance sheet growth. Total Parent Company cash was $8.2 million at December 31, 2023. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 375% of regulatory capital at December 31, 2023. It should be noted that this ratio increased from 350% at December 31, 2022 due to growth in non-owner occupied commercial real estate loan balances as well as a slight decrease in total regulatory capital between years.

Our focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. Despite the net loss recognized during 2023, the Company’s Board of Directors expects to continue the common stock dividend at its current level of $0.03 per quarter given the Company’s strong capital position and projected earnings improvement in 2024. While the Company has frequently executed common stock buyback programs in the past, we presently do not have one in place due to the drop in our tangible common equity ratio to 6.44%(1). At December 31, 2023, the Company had approximately 17.1 million common shares outstanding.

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

Under the Basel III capital standards, the minimum capital ratios are:

		MINIMUM CAPITAL RATIO
	MINIMUM	PLUS CAPITAL
	CAPITAL RATIO	CONSERVATION BUFFER
Common equity tier 1 capital to risk-weighted assets	4.5%	7.0%
Tier 1 capital to risk-weighted assets	6.0	8.5
Total capital to risk-weighted assets	8.0	10.5
Tier 1 capital to total average consolidated assets	4.0	N/A

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

The following table presents a summary of the Company’s static GAP positions at December 31, 2023:

		OVER	OVER
		3 MONTHS	6 MONTHS
	3 MONTHS OR	THROUGH	THROUGH	OVER
INTEREST SENSITIVITY PERIOD	LESS	6 MONTHS	1 YEAR	1 YEAR	TOTAL

	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$274,613	$44,503	$100,832	$618,453	$1,038,401
Investment securities	26,787	4,600	18,082	181,184	230,653
Short-term assets	4,349	—	—	—	4,349
Regulatory stock	5,210	—	—	2,125	7,335
Bank owned life insurance	—	—	39,560	—	39,560
Total rate sensitive assets	$310,959	$49,103	$158,474	$801,762	$1,320,298
RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$—	$—	$—	$172,070	$172,070
Interest bearing demand deposits	136,396	1,492	2,983	147,253	288,124
Savings	533	534	1,068	117,349	119,484
Money market	83,486	6,352	12,704	153,663	256,205
Time deposits (1)	49,373	24,756	117,440	130,908	322,477
Total deposits	269,788	33,134	134,195	721,243	1,158,360
Borrowings	44,776	3,235	1,194	66,351	115,556
Total rate sensitive liabilities	$314,564	$36,369	$135,389	$787,594	$1,273,916
INTEREST SENSITIVITY GAP:
Interval	(3,605)	12,734	23,085	14,168	—
Cumulative	$(3,605)	$9,129	$32,214	$46,382	$46,382
Period GAP ratio	0.99X	1.35X	1.17X	1.02X
Cumulative GAP ratio	0.99	1.03	1.07	1.04
Ratio of cumulative GAP to total assets	(0.26)%	0.66%	2.32%	3.34%
(1)	Time deposits include certificates of deposit (CDs) and individual retirement accounts (IRAs).

When December 31, 2023 is compared to December 31, 2022, the Company’s cumulative GAP ratio through three months indicates that the Company’s balance sheet is slightly liability sensitive, representing a significant decline in the level of liability sensitivity to a near neutral position. The shift primarily results from a substantial decrease in the level of short-term borrowings, which are immediately impacted by changes to national interest rates. The Company also experienced a modest decrease in the balance of deposits that have an interest rate that is indexed to the market. Although we are still experiencing a higher than historical level of funds in money market type accounts as customers seek to benefit from the higher interest rates in the economy. We are beginning to see loan customer preference for fixed rate loans soften given the expectation that interest rates have peaked and will decline later in 2024. The Company’s interest rate sensitivity position shifts from being liability sensitive to an asset sensitive position over three months and beyond as more of our loans begin to reprice. Finally, the balance of FHLB term advances at December 31, 2023 increased $24.8 million, or 125.5%, from the prior year, due to the inversion in the yield curve resulting in FHLB term advances having interest rates that are lower than the cost of overnight borrowings.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	(1.2)%	3.2%
100 bp increase	(0.6)	2.6
100 bp decrease	0.2	(6.0)
200 bp decrease	(0.2)	(13.9)

The Company believes that its overall interest rate risk position is well controlled. The execution of $70 million of interest rate hedges during 2023, in order to fix the cost of certain deposits that are indexed and move with short-term interest rates, reduced the Company’s negative variability of net interest income in a rising interest rate environment and helped slow net interest margin compression. The fed funds rate is currently at a targeted range of 5.25% to 5.50% as the Federal Reserve took action during 2023 to increase the rate a total of 100 basis points.

Overall, the Company’s interest rate risk position is relatively neutral. The variability of net interest income is slightly negative in the upward rate scenarios as the Company is marginally more exposed to liabilities repricing upward to a greater extent than assets. Specifically, the cost of funds is immediately impacted when short-term national interest rates increase because certain deposit products and overnight borrowed funds move with the market. This was partially offset by the Company’s investment securities portfolio and the scheduled repricing of loans tied to an index, such as SOFR or prime. In addition to the interest rate hedges discussed above, the Company has effectively utilized interest rate swaps for interest rate risk management purposes. The interest rate swaps allow our customers to lock in fixed interest rates while the Company retains the benefit of interest rates moving with the market. Regarding interest bearing liabilities, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner and control the amount of overnight borrowed funds. The variability of net interest income is neutral in the downward rate scenarios. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

Within the investment securities portfolio at December 31, 2023, 74.2% of the portfolio was classified as available for sale and 25.8% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There were 270 available for sale securities that were in an unrealized loss position at December 31, 2023. These unrealized losses are primarily a result of increases in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, no provision for credit losses has been recorded for these securities. Management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell a portion of newly originated fixed-rate 30-year mortgage loans into the secondary market (excluding construction and any jumbo loans). The Company sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year ended December 31, 2023, 34.0% of all residential mortgage loan production was sold into the secondary market.

The amount of loans outstanding by category as of December 31, 2023, which are due in (i) one year or less, (ii) more than one year through five years, (iii) more than five years through 15 years, and (iv) over 15 years, are shown in the following table.

		MORE	MORE
		THAN ONE	THAN FIVE
	ONE	YEAR	YEARS
	YEAR OR	THROUGH	THROUGH	OVER 15	TOTAL
	LESS	FIVE YEARS	15 YEARS	YEARS	LOANS

	(IN THOUSANDS, EXCEPT RATIOS)
Commercial real estate (owner occupied)	$2,575	$22,904	$63,286	$382	$89,147
Other commercial and industrial	31,463	80,900	16,454	30,607	159,424
Commercial real estate (non-owner occupied) - retail	4,516	56,652	92,474	8,319	161,961
Commercial real estate (non-owner occupied) - multi-family	8,415	25,383	76,186	24	110,008
Other commercial real estate (non-owner occupied)	21,506	75,792	134,155	8,833	240,286
Residential mortgages	1,340	1,533	28,855	142,942	174,670
Consumer	5,439	13,899	40,437	43,000	102,775
Total	$75,254	$277,063	$451,847	$234,107	$1,038,271
Loans with fixed-rate	$30,745	$179,526	$93,503	$134,794	$438,568
Loans with floating-rate	44,509	97,537	358,344	99,313	599,703
Total	$75,254	$277,063	$451,847	$234,107	$1,038,271
Percent composition of maturity	7.2%	26.7%	43.5%	22.6%	100.0%
Fixed-rate loans as a percentage of total loans					42.2%
Floating-rate loans as a percentage of total loans					57.8%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

The following table summarizes the fixed-rate and floating-rate loans due in more than one year by portfolio segment.

	FIXED-RATE	FLOATING-RATE
	LOANS	LOANS	TOTAL

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$25,135	$61,437	$86,572
Other commercial and industrial	65,249	62,712	127,961
Commercial real estate (non-owner occupied) - retail	40,336	117,109	157,445
Commercial real estate (non-owner occupied) - multi-family	15,828	85,765	101,593
Other commercial real estate (non-owner occupied)	50,505	168,275	218,780
Residential mortgages	159,038	14,292	173,330
Consumer	51,732	45,604	97,336
Total	$407,823	$555,194	$963,017

OFF BALANCE SHEET ARRANGEMENTS.   The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $236.6 million and standby letters of credit of  $8.2 million as of December 31, 2023.

The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2023, the Company had $76.5 million in the notional amount of interest rate swap assets outstanding, with a fair value of $4.6 million. Simultaneously, the Company had $76.5 million in the notional amount of interest rate swap liabilities outstanding, with a negative fair value of $4.7 million. The Company entered into risk participation agreements (RPAs) with the lead bank of two commercial real estate loan arrangements. As a participating bank, the Company guarantees the performance on a borrower-related interest rate swap contract. The notional amount of the RPAs outstanding at December 31, 2023 was $6.8 million, with a negative fair value of $410,000. In addition, the Company has entered into three interest rate swaps with a total notional value of $70 million in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. At December 31, 2023, the hedges had a negative fair value of $446,000.

As of December 31, 2023 and 2022, municipal deposit letters of credit issued by the Federal Home Loan Bank of Pittsburgh on behalf of AmeriServ Financial Bank naming applicable municipalities as beneficiaries totaled $121.4 million and $72.9 million, respectively. The letters of credit serve as collateral, in place of pledged securities, for municipal deposits maintained at AmeriServ Financial Bank.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES. This document contains certain financial information determined by methods other than in accordance with generally accepted accounting principles in the United States (GAAP). The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The Company believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures, and, because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at December 31, 2023 and 2022 (in thousands, except share and ratio data):

	AT DECEMBER 31,
	2023	2022
Total shareholders’ equity	$102,277	$106,178
Less: Intangible assets	13,712	13,739
Tangible common equity	88,565	92,439
Total assets	1,389,638	1,363,874
Less: Intangible assets	13,712	13,739
Tangible assets	1,375,926	1,350,135
Tangible common equity ratio (non-GAAP)	6.44%	6.85%
Total shares outstanding	17,147,270	17,117,617
Tangible book value per share (non-GAAP)	$5.16	$5.40

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.   The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles (GAAP) and conform to general practices within the banking industry. Accounting and reporting policies for the pension liability, allowance for credit losses (related to investment securities, loans, and unfunded commitments), and derivatives (interest rate swaps/hedges) are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

ACCOUNT — Pension liability

BALANCE SHEET REFERENCE — Other assets

INCOME STATEMENT REFERENCE — Salaries and employee benefits and Other expense

DESCRIPTION

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. Additionally, pension expense can also be impacted by settlement accounting charges if the amount of employee selected lump sum distributions exceed the total amount of service and interest component costs of the net periodic pension cost in a particular year. Our pension benefits are described further in Note 16 of the Notes to Consolidated Financial Statements.

ACCOUNT — Allowance for credit losses

BALANCE SHEET REFERENCE — Investment securities, net of allowance for credit losses, Allowance for credit losses – loans, Other liabilities

INCOME STATEMENT REFERENCE — Provision for credit losses

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

FORWARD LOOKING STATEMENTS

THE STRATEGIC FOCUS:

AmeriServ Financial is committed to improving shareholder value by striving for consistently improving financial performance; providing our customers with products and exceptional service for every step in their lifetime financial journey; cultivating an employee atmosphere rooted in trust, empowerment and growth; and serving our communities through employee involvement and a philanthropic spirit. We will strive to provide our shareholders with consistently improved financial performance; the products, services and know-how needed to forge lasting banking for life customer relationships; a work environment that challenges and rewards staff; and the manpower and financial resources needed to make a difference in the communities we serve. Our strategic initiatives will focus on these four key constituencies:

●	Shareholders — We strive to increase earnings per share; identifying and managing revenue growth and expense control; and managing risk. Our goal is to increase value for AmeriServ shareholders by growing earnings per share and narrowing the financial performance gap between AmeriServ and its peer banks. We try to return earnings to shareholders through a combination of dividends and share repurchases (none currently authorized) subject to maintaining sufficient capital to support balance sheet growth and economic uncertainty. We strive to educate our employee base as to the meaning/importance of earnings per share as a performance measure. Our goal is to develop a value added combination for increasing revenue and controlling expenses that is rooted in developing and offering high-quality financial products and services; an existing branch network; electronic banking capabilities with 24/7 convenience; and providing truly exceptional customer service. We explore branch consolidation opportunities and further leverage union affiliated revenue streams, prudently manage the Company’s risk profile to improve asset yields and increase profitability and continue to identify and implement technological opportunities and advancements to drive efficiency for the holding company and its affiliates.

●	Customers — The Company expects to provide exceptional customer service, identifying opportunities to enhance the Banking for Life philosophy by providing products and services to meet the financial needs in every step through a customer’s life cycle, and further defining the role technology plays in anticipating and satisfying customer needs. We anticipate providing leading banking systems and solutions to improve and enhance customers’ Banking for Life experience. We will provide customers with a comprehensive offering of financial solutions including retail and business banking, home mortgages and wealth management at one location. We have upgraded and modernized select branches to be more inviting and technologically savvy to meet the needs of the next generation of AmeriServ customers without abandoning the needs of our existing demographic.
●	Staff — We are committed to developing high-performing employees, establishing and maintaining a culture of trust and effectively and efficiently managing staff attrition. We will employ a work force succession plan to manage anticipated staff attrition while identifying and grooming high performing staff members to assume positions with greater responsibility within the organization. We will employ technological systems and solutions to provide staff with the tools they need to perform more efficiently and effectively.
●	Communities — We will continue to promote and encourage employee community involvement and leadership while fostering a positive corporate image. This will be accomplished by demonstrating our commitment to the communities we serve through assistance in providing affordable housing programs for low-to-moderate-income families; donations to qualified charities; and the time and talent contributions of AmeriServ staff to a wide-range of charitable and civic organizations.

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

Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and hedges. The Company uses its asset/liability management policy and hedging policy to control and manage interest rate risk. For information regarding the effect of changing interest rates on the Company’s net interest income and market value of its investment portfolio, see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Interest Rate Sensitivity.”

Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as, the obligations to depositors, debtholders and to fund operating expenses. The Company uses its asset/liability management policy and contingency funding plan to control and manage liquidity risk. See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Liquidity.”

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. The Company’s primary credit risk occurs in the loan portfolio and to a lesser extent in the corporate and municipal portions of the investment portfolio. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for credit losses to control and manage credit risk. The Company’s investment policy and hedging policy strictly limit the amount of credit risk that may be assumed in the investment portfolio and through hedging activities.

For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Interest Rate Sensitivity.” The Company’s principal market risk exposure is to interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2023	2022

	(IN THOUSANDS,
	EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions	$9,678	$18,830
Interest bearing deposits and short-term investments	4,349	4,132
Cash and cash equivalents	14,027	22,962
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $926 on December 31, 2023)	165,711	179,508
Held to maturity (fair value $58,621 on December 31, 2023 and $55,192 on December 31, 2022; allowance for credit losses $37 on December 31, 2023)	63,979	61,878
Loans held for sale	130	59
Loans (net of unearned income $483 on December 31, 2023 and $343 on December 31, 2022)	1,038,271	990,766
Less: Allowance for credit losses	15,053	10,743
Net loans	1,023,218	980,023
Premises and equipment:
Operating lease right-of-use asset	646	630
Financing lease right-of-use asset	2,384	2,413
Other premises and equipment, net	14,149	14,460
Accrued interest income receivable	5,529	4,804
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	101	128
Bank owned life insurance	39,560	38,895
Net deferred tax asset	2,679	2,789
Federal Home Loan Bank stock	5,210	5,754
Federal Reserve Bank stock	2,125	2,125
Other assets	36,579	33,835
TOTAL ASSETS	$1,389,638	$1,363,874
LIABILITIES
Non-interest bearing deposits	$172,070	$195,123
Interest bearing deposits	986,290	913,414
Total deposits	1,158,360	1,108,537
Short-term borrowings	40,951	88,641
Advances from Federal Home Loan Bank	44,562	19,765
Operating lease liabilities	658	643
Financing lease liabilities	2,700	2,680
Subordinated debt	26,685	26,644
Total borrowed funds	115,556	138,373
Other liabilities	13,445	10,786
TOTAL LIABILITIES	1,287,361	1,257,696
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,776,089 shares issued and 17,147,270 shares outstanding on December 31, 2023; 26,746,436 shares issued and 17,117,617 shares outstanding on December 31, 2022	268	267
Treasury stock at cost, 9,628,819 shares on December 31, 2023 and December 31, 2022	(83,280)	(83,280)
Capital surplus	146,364	146,225
Retained earnings	58,901	65,486
Accumulated other comprehensive loss, net	(19,976)	(22,520)
TOTAL SHAREHOLDERS' EQUITY	102,277	106,178
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,389,638	$1,363,874

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans
Taxable	$51,539	$41,413	$40,496
Tax exempt	89	71	89
Interest bearing deposits and short-term investments	251	209	60
Investment securities:
Available for sale	7,059	5,610	4,543
Held to maturity	1,922	1,755	1,481
Total Interest Income	60,860	49,058	46,669
INTEREST EXPENSE
Deposits	21,014	6,424	4,806
Short-term borrowings	1,944	364	1
Advances from Federal Home Loan Bank	731	553	875
Financing lease liabilities	97	100	106
Guaranteed junior subordinated deferrable interest debentures	—	—	944
Subordinated debt	1,054	1,054	854
Total Interest Expense	24,840	8,495	7,586
Net Interest Income	36,020	40,563	39,083
Provision for credit losses	7,429	50	1,100
Net Interest Income after Provision for Credit Losses	28,591	40,513	37,983
NON-INTEREST INCOME
Wealth management fees	11,266	11,620	11,986
Service charges on deposit accounts	1,163	1,108	965
Net gains on loans held for sale	169	208	664
Mortgage related fees	131	115	358
Net realized gains (losses) on investment securities	(922)	—	84
Gain on sale of Visa Class B shares	1,748	—	—
Bank owned life insurance	1,047	1,089	1,117
Other income	1,787	2,552	2,587
Total Non-Interest Income	16,389	16,692	17,761
NON-INTEREST EXPENSE
Salaries and employee benefits	29,628	28,492	27,847
Net occupancy expense	2,917	2,883	2,620
Equipment expense	1,623	1,636	1,582
Professional fees	5,317	3,210	2,872
Data processing and IT expense	4,430	3,945	3,666
Supplies, postage and freight	668	651	668
Miscellaneous taxes and insurance	1,301	1,373	1,236
Federal deposit insurance expense	715	515	655
Branch acquisition costs	—	—	389
Other expense	2,769	5,299	5,435
Total Non-Interest Expense	49,368	48,004	46,970

PRETAX INCOME (LOSS)	(4,388)	9,201	8,774
Provision (benefit) for income taxes	(1,042)	1,753	1,702
NET INCOME (LOSS)	$(3,346)	$7,448	$7,072

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$(0.20)	$0.44	$0.41
Average number of shares outstanding	17,143	17,107	17,073
Diluted:
Net income (loss)	$(0.20)	$0.43	$0.41
Average number of shares outstanding	17,144	17,146	17,114
Cash dividends declared	$0.120	$0.115	$0.100

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(3,346)	$7,448	$7,072
Other comprehensive income (loss)
Pension obligation change for defined benefit plan	2,137	400	11,189
Income tax effect	(449)	(84)	(2,350)
Unrealized holding gains (losses) on available for sale securities arising during period	606	(20,664)	(2,642)
Income tax effect	(127)	4,340	555
Reclassification adjustment for net realized (gains) losses on available for sale securities included in net income	922	—	(84)
Income tax effect	(193)	—	18
Fair value change for interest rate hedge	(446)	—	—
Income tax effect	94	—	—
Other comprehensive income (loss)	2,544	(16,008)	6,686
Comprehensive income (loss)	$(802)	$(8,560)	$13,758

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS)
COMMON STOCK
Balance at beginning of period	$267	$267	$267
New common shares issued for exercise of stock options (29,653, 36,117, and 21,356 shares in 2023, 2022, and 2021, respectively)	1	—	—
Balance at end of period	268	267	267
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,280)	(83,280)
Treasury stock purchased	—	—	—
Balance at end of period	(83,280)	(83,280)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	146,225	146,069	145,969
New common shares issued for exercise of stock options (29,653, 36,117, and 21,356 shares in 2023, 2022, and 2021, respectively)	94	106	57
Stock option expense	45	50	43
Balance at end of period	146,364	146,225	146,069
RETAINED EARNINGS
Balance at beginning of period	65,486	60,005	54,641
Net income (loss)	(3,346)	7,448	7,072
Cash dividend declared on common stock ($0.120, $0.115, and $0.100 per share in 2023, 2022, and 2021, respectively)	(2,058)	(1,967)	(1,708)
Cumulative effect adjustment for adoption of ASU 2016-13	(1,181)	—	—
Balance at end of period	58,901	65,486	60,005
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(22,520)	(6,512)	(13,198)
Other comprehensive income (loss)	2,544	(16,008)	6,686
Balance at end of period	(19,976)	(22,520)	(6,512)
TOTAL SHAREHOLDERS’ EQUITY	$102,277	$106,178	$116,549

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2023	2022	2021

	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)	$(3,346)	$7,448	$7,072
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	7,429	50	1,100
Depreciation and amortization expense	2,047	2,066	2,016
Amortization expense of core deposit intangible	27	30	19
Amortization of fair value adjustment on acquired time deposits	(33)	(101)	(98)
Net amortization of investment securities	49	108	222
Net realized losses (gains) on investment securities — available for sale	922	—	(84)
Net amortization of deferred loan fees	(104)	(553)	(1,351)
Net gains on loans held for sale	(169)	(208)	(664)
Origination of mortgage loans held for sale	(9,210)	(9,421)	(13,806)
Sales of mortgage loans held for sale	9,308	10,553	19,737
(Increase) decrease in accrued interest receivable	(725)	(820)	1,084
Increase (decrease) in accrued interest payable	3,069	45	(490)
Earnings on bank-owned life insurance	(1,047)	(1,089)	(1,117)
Deferred income taxes	(565)	533	729
Stock compensation expense	45	50	43
Net change in operating leases	(70)	(84)	(94)
Other, net	(1,339)	(3,398)	(4,379)
Net cash provided by operating activities	6,288	5,209	9,939
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(21,255)	(58,207)	(61,578)
Purchase of investment securities — held to maturity	(7,970)	(11,104)	(16,272)
Proceeds from maturities of investment securities — available for sale	17,973	19,638	38,826
Proceeds from maturities of investment securities — held to maturity	5,770	2,918	6,665
Proceeds from sales of investment securities — available for sale	16,772	1,519	960
Purchase of regulatory stock	(19,672)	(11,143)	(1,799)
Proceeds from redemption of regulatory stock	20,216	8,081	3,928
Long-term loans originated	(200,770)	(223,704)	(313,125)
Principal collected on long-term loans	149,897	216,787	301,498
Purchases of premises and equipment	(1,381)	(2,080)	(1,241)
Proceeds from sale of other real estate owned and repossessed assets	39	14	8
Cash acquired in branch acquisition, net	—	—	40,431
Proceeds from life insurance policies	387	1,000	1,211
Net cash used in investing activities	(39,994)	(56,281)	(488)
FINANCING ACTIVITIES
Net increase (decrease) in deposit balances	49,856	(30,740)	42,124
Net (decrease) increase in other short-term borrowings	(47,690)	88,641	(24,702)
Principal borrowings on advances from Federal Home Loan Bank	42,365	—	2,000
Principal repayments on advances from Federal Home Loan Bank	(17,568)	(22,888)	(24,336)
Principal payments on financing lease liabilities	(228)	(219)	(210)
Redemption of guaranteed junior subordinated deferrable interest debentures	—	—	(12,018)
Subordinated debt issuance, net	—	—	26,589
Redemption of subordinated debt	—	—	(7,650)
Stock options exercised	94	106	57
Common stock dividend paid	(2,058)	(1,967)	(1,708)
Net cash provided by financing activities	24,771	32,933	146
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,935)	(18,139)	9,597
CASH AND CASH EQUIVALENTS AT JANUARY 1	22,962	41,101	31,504
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$14,027	$22,962	$41,101

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

AmeriServ Trust and Financial Services Company (the Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $2.5 billion and $2.3 billion that are not recognized on the Company’s Consolidated Balance Sheets at December 31, 2023 and 2022, respectively.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of AmeriServ Financial, Inc. and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank) and the Trust Company. The Bank is a Pennsylvania state-chartered full service bank with 16 locations in Pennsylvania and 1 location in Maryland.

In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, and marketing. Intercompany accounts and transactions have been eliminated in preparing the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles, or GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from these estimates and the differences may be material to the Consolidated Financial Statements. The Company’s most significant estimates relate to the allowance for credit losses (related to investment securities, loans, and unfunded commitments), pension, and derivatives (interest rate swaps/hedges).

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

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as taxable municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. Additionally, based on management judgment, certain qualitative adjustments, such as the Company’s historical loss experience and/or the issuer’s credit quality, may be applied. At December 31, 2023, the allowance for credit losses on the held to maturity securities portfolio totaled $37,000.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $388,000 at December 31, 2023 and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status at December 31, 2023.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At December 31, 2023, the allowance for credit losses on the available for sale securities portfolio totaled $926,000.

The allowance for credit losses on available for sale debt securities is included within investment securities available for sale on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision for credit losses on the Consolidated Statements of Operations. Losses are charged against the allowance when the Company believes the collectability of an available for sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available for sale debt securities totaled $988,000 at December 31, 2023 and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the Company had one available for sale debt security in non-accrual status at December 31, 2023 totaling $926,000 with an associated allowance for credit losses of $926,000.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Losses on Investment Securities – Prior to adopting ASU 2016-13

The Company adopted ASU 2016-13 effective January 1, 2023. Financial statement amounts related to investment securities recorded as of December 31, 2022 and for the period ending December 31, 2022 are presented in accordance with the accounting policies described in the following paragraphs.

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

LOANS:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance and is recognized using the level yield method. As of December 31, 2023 and 2022, accrued interest receivable on loans totaled $4.2 million and $3.5 million, respectively, which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses.

The Company typically discontinues the accrual of interest income when loans become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; or the loan has been returned to accrual status. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. Generally, a non-accrual commercial or consumer loan is returned to accrual status after becoming current and remaining current for twelve consecutive payments. Residential mortgage loans are returned to accrual status upon becoming current.

LOAN FEES:

Loan origination and commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan.

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

Under ASC 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2023, the Company had no short-term leases compared to one short-term lease for an office location as of December 31, 2022.

ALLOWANCE FOR CREDIT LOSSES – LOANS:

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 49% of the fourth quarter of 2023 general reserve represented qualitative adjustment with 51% representing quantitative reserve.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALLOWANCE FOR CREDIT LOSSES – UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT:

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, is reported in other liabilities on the Consolidated Balance Sheets.

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

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. Options to purchase 218,000, 22,000, and 22,000 shares of common stock were outstanding during 2023, 2022 and 2021, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options to purchase common stock outstanding were $3.18-$4.22, $4.00-$4.22, and $4.00-$4.22 during 2023, 2022 and 2021, respectively.

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net income (loss)	$(3,346)	$7,448	$7,072
Denominator:
Weighted average common shares outstanding (basic)	17,143	17,107	17,073
Effect of stock options	1	39	41
Weighted average common shares outstanding (diluted)	17,144	17,146	17,114
Earnings per common share:
Basic	$(0.20)	$0.44	$0.41
Diluted	(0.20)	0.43	0.41

STOCK-BASED COMPENSATION:

The Company uses the modified prospective method for accounting of stock-based compensation. The fair value of each option grant is estimated on the grant date using the Binomial or Black-Scholes option pricing model and the expense is recognized ratably over the service period. Forfeitures are recognized as they occur. See Note 18 for details on the assumptions used.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company presents the components of other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). These components are comprised of the change in the defined benefit pension obligation, the unrealized holding gains (losses) on available for sale securities, net of any reclassification adjustments for realized gains and losses, and fair value change for the interest rate hedges.

CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in both money market funds and commercial paper. The Company made $625,000 in income tax payments in 2023; $1.1 million in 2022; and $200,000 in 2021. The Company had non-cash transfers to other real estate owned (OREO) and repossessed assets in the amounts of $15,000 in 2023; $53,000 in 2022; and $8,000 in 2021. During 2023, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $85,000. Additionally, the Company entered into two new financing leases related to office locations and recorded a right-of-use asset and lease liability of $248,000. During 2022, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $45,000. During 2021, the Company did not enter into any new lease agreements. The Company made total interest payments of $21,771,000 in 2023; $8,450,000 in 2022; and $8,049,000 in 2021.

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

On May 21, 2021, AmeriServ Financial Bank completed its acquisition from Citizen’s Neighborhood Bank (CNB), an operating division of Riverview Bank, the branch and related deposit customers in Meyersdale, Pennsylvania and the deposit customers in Somerset, Pennsylvania. In addition to the branch acquisition related information disclosed on the Consolidated Statements of Cash Flows, the following were recorded as non-cash transfers (in thousands).

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

PENSION:

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. Additionally, pension expense can also be impacted by settlement accounting charges if the amount of employees selecting lump sum distributions exceed the total amount of service and interest component costs of the net periodic pension cost in a particular year.

The service cost component of net periodic benefit cost is determined by aggregating the product of the discounted cash flows of the plan’s service cost for each year and an individual spot rate (referred to as the “spot rate” approach). The interest cost component is determined by aggregating the product of the discounted cash flows of the plan’s projected benefit obligations for each year and an individual spot rate. Management believes this methodology is an appropriate measure of the service cost and interest cost as each year’s cash flows are specifically linked to the interest rates of bond payments in the same respective year. Our pension benefits are described further in Note 16 of the Notes to Consolidated Financial Statements.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In summary, the adoption of ASU 2016-13 necessitated a day one increase of $1.2 million be made to the allowance for credit losses on our loan portfolio and a $177,000 increase to the allowance for credit losses on unfunded commitments. Furthermore, based on the credit quality of the Company’s HTM debt securities portfolio, the day one allowance for credit losses on our HTM securities portfolio totaled only $114,000. Additional disclosures regarding the allowance for credit losses are included within Note 1 – Summary of Significant Accounting Policies, Note 5 – Investment Securities, Note 7 – Allowance for Credit Losses – Loans, and Note 17 – Commitments and Contingent Liabilities.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. REVENUE RECOGNITION

ASU 2014-09, Revenue from Contracts with Customers – Topic 606, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 81.2% of the total revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees – Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of December 31, 2023 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts – The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income – Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders which allows our customers to access their account electronically at ATMs and POS terminals. Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied it performance obligation.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2023, 2022, and 2021 (in thousands).

	AT DECEMBER 31,
	2023	2022	2021
Non-interest income:
In-scope of Topic 606
Wealth management fees	$11,266	$11,620	$11,986
Service charges on deposit accounts	1,163	1,108	965
Other	2,064	2,009	2,017
Non-interest income (in-scope of Topic 606)	14,493	14,737	14,968
Non-interest income (out-of-scope of Topic 606)	1,896	1,955	2,793
Total non-interest income	$16,389	$16,692	$17,761

4. CASH AND DUE FROM DEPOSITORY INSTITUTIONS

Cash and due from depository institutions totaled $9.7 million and $18.8 million as of December 31, 2023 and 2022, respectively. The Federal Reserve reduced reserve requirements to zero as of March 26, 2020.

5. INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	DECEMBER 31, 2023
		GROSS	GROSS	ALLOWANCE
		UNREALIZED	UNREALIZED	FOR CREDIT	FAIR
	COST BASIS	GAINS	LOSSES	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$6,035	$—	$(696)	$—	$5,339
U.S. Agency mortgage-backed securities	104,820	179	(11,924)	—	93,075
Municipal	11,159	1	(800)	—	10,360
Corporate bonds	62,004	46	(4,187)	(926)	56,937
Total	$184,018	$226	$(17,607)	$(926)	$165,711

Investment securities held to maturity:

	DECEMBER 31, 2023
		GROSS	GROSS		ALLOWANCE
		UNREALIZED	UNREALIZED	FAIR	FOR CREDIT
	COST BASIS	GAINS	LOSSES	VALUE	LOSSES

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(379)	$2,121	$—
U.S. Agency mortgage-backed securities	24,222	49	(2,058)	22,213	—
Municipal	32,787	—	(2,797)	29,990	(2)
Corporate bonds and other securities	4,470	—	(173)	4,297	(35)
Total	$63,979	$49	$(5,407)	$58,621	$(37)

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

The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. agencies, that exceeded 10% of shareholders’ equity at December 31, 2023. Management conducted a review of the investment securities portfolio in order to identify exposures to issuers within foreign countries experiencing significant economic, fiscal, and/or political strains. Given the instablity and continuing military conflict between Israel and Hamas, the nation of Israel has been identified by management as significantly strained. At December 31, 2023, the Company had State of Israel Jubilee bonds within the held to maturity portfolio with an amortized cost of $2.0 million and a fair value of $1.9 million. The 3-year bonds were purchased prior to the start of the conflict and are set to mature in September 2024 and August 2026.

The Company realized $5,000 of gross investment security gains and $927,000 of gross investment security losses in 2023, realized $5,000 of gross investment security gains and $5,000 of gross investment security losses in 2022, and realized $84,000 of gross investment security gains in 2021. On a net basis, the realized loss for 2023 was $729,000 after factoring in an income tax benefit of $193,000, the realized gain for 2022 was zero, and the realized gain for 2021 was $66,000 after factoring in income tax expense of $18,000. Proceeds from sales of investment securities available for sale were $16.8 million for 2023, $1.5 million for 2022, and $960,000 for 2021.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $135,624,000 at December 31, 2023 and $134,002,000 at December 31, 2022.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of December 31, 2023, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.8% of the par value.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s consolidated investment securities portfolio had an effective duration of approximately 4.12 years. The weighted average expected maturity for available for sale securities at December 31, 2023 for U.S. agency, U.S. agency mortgage-backed, corporate bond, and municipal securities was 6.92, 7.46, 3.72, and 3.05 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2023 for U.S. agency, U.S. agency mortgage-backed, corporate bond/other securities, and municipal securities was 6.72, 8.85, 3.36, and 4.69 years, respectively. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values as of December 31, 2023.

Investment securities available for sale:

	AT DECEMBER 31, 2023
					TOTAL
				U.S. AGENCY	INVESTMENT
				MORTGAGE-	SECURITIES
			CORPORATE	BACKED	AVAILABLE
	U. S. AGENCY	MUNICIPAL	BONDS	SECURITIES	FOR SALE

	(IN THOUSANDS)
COST BASIS
Within 1 year	$500	$2,112	$5,012	$—	$7,624
After 1 year but within 5 years	176	4,511	29,020	1,667	35,374
After 5 years but within 10 years	4,000	4,536	27,322	5,717	41,575
Over 10 years	1,359	—	650	97,436	99,445
Total	$6,035	$11,159	$62,004	$104,820	$184,018
FAIR VALUE
Within 1 year	$499	$2,085	$4,940	$—	$7,524
After 1 year but within 5 years	169	4,336	27,762	1,615	33,882
After 5 years but within 10 years	3,434	3,939	23,759	5,429	36,561
Over 10 years	1,237	—	476	86,031	87,744
Total	$5,339	$10,360	$56,937	$93,075	$165,711

Investment securities held to maturity:

	AT DECEMBER 31, 2023
					TOTAL
				U.S. AGENCY	INVESTMENT
			CORPORATE	MORTGAGE-	SECURITIES
			BONDS AND	BACKED	HELD TO
	U.S. AGENCY	MUNICIPAL	OTHER	SECURITIES	MATURITY

	(IN THOUSANDS)
COST BASIS
Within 1 year	$—	$1,211	$1,000	$971	$3,182
After 1 year but within 5 years	—	13,108	2,002	—	15,110
After 5 years but within 10 years	2,500	17,174	488	1,322	21,484
Over 10 years	—	1,294	980	21,929	24,203
Total	$2,500	$32,787	$4,470	$24,222	$63,979
FAIR VALUE
Within 1 year	$—	$1,195	$969	$964	$3,128
After 1 year but within 5 years	—	12,580	1,860	—	14,440
After 5 years but within 10 years	2,121	15,143	488	1,280	19,032
Over 10 years	—	1,072	980	19,969	22,021
Total	$2,121	$29,990	$4,297	$22,213	$58,621

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2023, aggregated by security type and length of time in a continuous loss position (in thousands):

	DECEMBER 31, 2023
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$—	$—	$5,339	$(696)	$5,339	$(696)
U.S. Agency mortgage-backed securities	4,120	(20)	73,511	(11,904)	77,631	(11,924)
Municipal	—	—	10,109	(800)	10,109	(800)
Corporate bonds	8,885	(103)	42,659	(4,084)	51,544	(4,187)
Total	$13,005	$(123)	$131,618	$(17,484)	$144,623	$(17,607)

At December 31, 2023, within the available for sale debt securities portfolio, the Company had two U.S. Agency mortgage-backed securities and ten corporate bonds that have been in a gross unrealized loss position for less than 12 months with depreciation of 0.9% from its amortized cost basis. Additionally, at December 31, 2023, within the available for sale debt securities portfolio, the Company had seven U.S. Agency, 137 U.S. Agency mortgage-backed securities, 32 municipal, and 82 corporate bonds that have been in a gross unrealized loss position for greater than 12 months with depreciation of 11.7% from its amortized cost basis.

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

The Company recorded a $926,000 provision for credit losses on available for sale debt securities during 2023. The recognition of the loss resulted from a subordinated debt investment issued by Signature Bank which was closed by banking regulators on March 12, 2023. In a press release issued by the Federal Deposit Insurance Corporation (FDIC), it was disclosed that unsecured debt holders of the institution will not be protected. Management reviewed the Form 10-K for the year ended December 31, 2022 filed by Signature Bank, which was filed on March 1, 2023, and determined that no circumstances existed to indicate that the debt security held by the Company was impaired as of December 31, 2022. Specifically, as of December 31, 2022, Signature Bank had total assets of $110.4 billion, net income of $1.3 billion for the year then ended, and demonstrated strong regulatory capital ratios. The corporate security has been placed in non-accrual status and approximately $17,000 of unpaid interest previously credited to income was reversed.

The following table presents the activity in the allowance for credit losses on held to maturity debt securities by major security type for the year ended December 31, 2023 (in thousands).

	YEAR ENDED DECEMBER 31, 2023
	Balance at	Impact of Adopting	Charge-		Provision	Balance at
	December 31, 2022	ASU 2016-13	Offs	Recoveries	(Credit)	December 31, 2023
U.S. Agency	$—	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—	—
Municipal	—	3	—	—	(1)	2
Corporate bonds and other securities	—	111	—	—	(76)	35
Total	$—	$114	$—	$—	$(77)	$37

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. The Company monitors the credit ratings of its debt securities on a quarterly basis. At December 31, 2023, 55.9% of the portfolio was rated AAA as compared to 52.5% at December 31, 2022. Approximately 15.1% of the portfolio was rated below A or unrated at December 31, 2023 compared to 14.7% at December 31, 2022.

Specifically, the following table summarizes the amortized cost of held to maturity debt securities at December 31, 2023, aggregated by credit quality indicator (in thousands).

	DECEMBER 31, 2023
	CREDIT RATING
	AAA/AA/A	BBB/BB/B	UNRATED	TOTAL
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	24,222	—	—	24,222
Municipal	32,787	—	—	32,787
Corporate bonds and other securities	3,002	—	1,468	4,470
Total	$62,511	$—	$1,468	$63,979

The Company had no held to maturity debt securities in non-accrual status or past due 90 days still accruing interest at December 31, 2023. The underlying issuers continue to make timely principal and interest payments on the securities.

As of December 31, 2023, 2022, and 2021, the Company reported $499,000, $502,000, and $526,000, respectively, of equity securities within other assets on the Consolidated Balance Sheets. These equity securities are held within a nonqualified deferred compensation plan in which a select group of executives of the Company can participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan and held within a rabbi trust. The assets of the rabbi trust are invested in various publicly listed mutual funds. The gain or loss on the equity securities (both realized and unrealized) is reported within other income on the Consolidated Statements of Operations. No gain or loss on the equity securities (both realized and unrealized) was recorded during 2023. The realized loss on equity securities was $9,000 during 2022 while the realized gain on equity securities was $36,000 during 2021. The unrealized loss was $13,000 in 2022 compared to an unrealized gain of $7,000 in 2021. Additionally, the Company has recognized a deferred compensation liability, which is equal to the balance of the equity securities and is reported within other liabilities on the Consolidated Balance Sheets.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amortizing residential mortgage loans while the consumer loan segment consists primarily of home equity loans secured by residential real estate, installment loans, and overdraft lines of credit associated with customer deposit accounts.

The loan portfolio of the Company consists of the following:

DECEMBER 31, 2023
(IN THOUSANDS)
Commercial:
Commercial real estate (owner occupied) (1)	$89,147
Other commercial and industrial	159,424
Commercial real estate (non-owner occupied):
Retail (1)	161,961
Multi-family (1)	110,008
Other (1)	240,286
Residential mortgages (1)	174,670
Consumer	102,775
Loans, net of unearned income	$1,038,271

DECEMBER 31, 2022
(IN THOUSANDS)
Commercial:
Commercial and industrial	$153,398
Paycheck Protection Program (PPP)	22
Commercial real estate (owner occupied) (1)	75,158
Commercial real estate (non-owner occupied) (1)	450,744
Residential mortgages (1)	297,971
Consumer	13,473
Loans, net of unearned income	$990,766
(1)	Real estate construction loans constituted 3.4% and 4.7% of the Company’s total loans, net of unearned income as of December 31, 2023 and 2022, respectively.

Loan balances at December 31, 2023 and 2022 are net of unearned income of $483,000 and $343,000, respectively.

The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct loan exposures to sovereign or non-sovereign (i.e. financial institutions and corporations) borrowers within foreign countries experiencing significant economic, fiscal, and/or political strains.

The Company has no significant industry lending concentrations. Specifically, as of December 31, 2023 and 2022, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 250-mile radius of the Johnstown market.

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $615,000 and $587,000 at December 31, 2023 and 2022, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the loan activity with related parties for the years ended December 31, 2023 and 2022 (in thousands).

	YEAR ENDED DECEMBER 31, 2023
	BALANCE AT DECEMBER 31, 2022	ADDITIONS	REPAYMENTS	BALANCE AT DECEMBER 31, 2023
Loans to related parties	$587	$602	$574	$615

	YEAR ENDED DECEMBER 31, 2022
	BALANCE AT DECEMBER 31, 2021	ADDITIONS	REPAYMENTS	BALANCE AT DECEMBER 31, 2022
Loans to related parties	$601	$206	$220	$587

7. ALLOWANCE FOR CREDIT LOSSES – LOANS

The following tables summarize the rollforward of the allowance for credit losses by loan portfolio segment for the years ended December 31, 2023, 2022, and 2021 (in thousands).

	BALANCE AT	IMPACT OF	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2022	ADOPTING ASU 2016-13	OFFS	RECOVERIES	(CREDIT)	DECEMBER 31, 2023

Commercial real estate (owner occupied)	$—	$1,380	$—	$24	$125	$1,529
Other commercial and industrial	—	2,908	(480)	3	599	3,030
Commercial real estate (non-owner occupied) - retail	—	1,432	(2,028)	—	4,084	3,488
Commercial real estate (non-owner occupied) - multi-family	—	1,226	—	6	198	1,430
Other commercial real estate (non-owner occupied)	5,972	(2,776)	(804)	14	1,022	3,428
Commercial (owner occupied real estate and other)	2,653	(2,653)	—	—	—	—
Residential mortgages	1,380	(355)	(54)	14	36	1,021
Consumer	85	695	(275)	123	499	1,127
Allocation for general risk	653	(653)	—	—	—	—
Total	$10,743	$1,204	$(3,641)	$184	$6,563	$15,053

	BALANCE AT	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2021	OFFS	RECOVERIES	(CREDIT)	DECEMBER 31, 2022
Commercial	$3,071	$(97)	$4	$(325)	$2,653
Commercial real estate (non-owner occupied)	6,392	(1,390)	54	916	5,972
Residential mortgages	1,590	(28)	19	(201)	1,380
Consumer	113	(334)	67	239	85
Allocation for general risk	1,232	—	—	(579)	653
Total	$12,398	$(1,849)	$144	$50	$10,743

	BALANCE AT	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2020	OFFS	RECOVERIES	(CREDIT)	DECEMBER 31, 2021
Commercial	$3,472	$(146)	$89	$(344)	$3,071
Commercial real estate (non-owner occupied)	5,373	—	51	968	6,392
Residential mortgages	1,292	(17)	49	266	1,590
Consumer	115	(131)	58	71	113
Allocation for general risk	1,093	—	—	139	1,232
Total	$11,345	$(294)	$247	$1,100	$12,398

The Company recorded a $6.6 million provision for credit losses on the loan portfolio in 2023 compared to a provision of $50,000 and $1.1 million for the years ended December 31, 2022 and 2021, respectively. The increased provision for credit losses on the loan portfolio during 2023 was necessary due primarily to charge-off activity during the year. Specifically, the Company recognized net loan charge-offs of approximately $3.5 million, or 0.35% of total average loans, for 2023 compared to net loan charge-offs of $1.7 million, or 0.17% of total average loans, for the 2022 year. Rite Aid, a national tenant in several commercial real estate properties financed by the Company, declared

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bankruptcy in the fourth quarter of 2023. As a result of this action, the Company updated its comprehensive evaluation of its exposure to Rite Aid throughout its loan portfolio as it received information on leases that Rite Aid either rejected or modified. This evaluation required the recognition of $2.0 million in charge-offs related to two non-owner occupied commercial real estate (CRE) loans in which Rite Aid was the sole tenant. There was also a partial charge-down of $804,000 on another non-owner occupied CRE loan for a mixed-use retail/office property that has Rite Aid as the major tenant. The remaining balance of this loan transferred into non-accrual status which lead to an increase in non-performing assets. Also contributing to the significant increase in the provision for credit losses in 2023 was an unfavorable adjustment to the historical loss factors used to calculate the allowance for credit losses in accordance with CECL requirements and growth within the loan portfolio.

The $325,000 allowance for loan losses credit recorded during the year ended December 31, 2022 within the commercial portfolio was due to a lower level of criticized assets and, to a lesser extent, portfolio contraction. A $916,000 allowance for loan losses provision was recorded for the non-owner occupied commercial real estate portfolio as a result of the partial charge-down and transfer of one loan relationship into non-accrual status during the third quarter of the year while the borrower pursued the sale of the property. Additionally, the non-owner occupied commercial real estate portfolio was impacted by the risk rating downgrade of another loan relationship as well as portfolio growth. It is further noted that the allocation for general risk eased due to improvement in the qualitative adjustment as the economy demonstrated improvement coming out of the pandemic during 2022.

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

The following tables summarize the loan portfolio and allowance for credit losses by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2023
			COMMERCIAL	COMMERCIAL
	COMMERCIAL		REAL ESTATE	REAL ESTATE	OTHER COMMERCIAL
	REAL ESTATE	OTHER COMMERCIAL	(NON-OWNER OCCUPIED) -	(NON-OWNER OCCUPIED) -	REAL ESTATE	RESIDENTIAL
Loans:	(OWNER OCCUPIED)	AND INDUSTRIAL	RETAIL	MULTI-FAMILY	(NON-OWNER OCCUPIED)	MORTGAGES	CONSUMER	TOTAL

	(IN THOUSANDS)
Individually evaluated	$187	$1,694	$—	$—	$8,780	$173	$—	$10,834
Collectively evaluated	88,960	157,730	161,961	110,008	231,506	174,497	102,775	1,027,437
Total loans	$89,147	$159,424	$161,961	$110,008	$240,286	$174,670	$102,775	$1,038,271

	AT DECEMBER 31, 2023
			COMMERCIAL	COMMERCIAL
	COMMERCIAL		REAL ESTATE	REAL ESTATE	OTHER COMMERCIAL
Allowance for	REAL ESTATE	OTHER COMMERCIAL	(NON-OWNER OCCUPIED) -	(NON-OWNER OCCUPIED) -	REAL ESTATE	RESIDENTIAL
credit losses:	(OWNER OCCUPIED)	AND INDUSTRIAL	RETAIL	MULTI-FAMILY	(NON-OWNER OCCUPIED)	MORTGAGES	CONSUMER	TOTAL

	(IN THOUSANDS)
Specific reserve allocation	$—	$414	$—	$—	$—	$—	$—	$414
General reserve allocation	1,529	2,616	3,488	1,430	3,428	1,021	1,127	14,639
Total allowance for credit losses	$1,529	$3,030	$3,488	$1,430	$3,428	$1,021	$1,127	$15,053

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AT DECEMBER 31, 2022
		COMMERCIAL
		REAL ESTATE	RESIDENTIAL
Loans:	COMMERCIAL	(NON-OWNER OCCUPIED)	MORTGAGES	CONSUMER	TOTAL

	(IN THOUSANDS)
Individually evaluated	$1,989	$1,586	$—	$—	$3,575
Collectively evaluated	226,589	449,158	297,971	13,473	987,191
Total loans	$228,578	$450,744	$297,971	$13,473	$990,766

	AT DECEMBER 31, 2022
		COMMERCIAL
Allowance for		REAL ESTATE	RESIDENTIAL		ALLOCATION FOR
credit losses:	COMMERCIAL	(NON-OWNER OCCUPIED)	MORTGAGES	CONSUMER	GENERAL RISK	TOTAL

	(IN THOUSANDS)
Specific reserve allocation	$520	$3	$—	$—	$—	$523
General reserve allocation	2,133	5,969	1,380	85	653	10,220
Total allowance for credit losses	$2,653	$5,972	$1,380	$85	$653	$10,743

The following table presents the amortized cost basis of collateral-dependent non-accrual loans by class of loans (in thousands).

COLLATERAL TYPE
DECEMBER 31, 2023	REAL ESTATE
Commercial:
Commercial real estate (owner occupied)	$187
Commercial real estate (non-owner occupied):
Other	8,780
Residential mortgages	173
Total	$9,140

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AT DECEMBER 31, 2023
	NON-ACCRUAL WITH NO ACL	NON-ACCRUAL WITH ACL	TOTAL NON-ACCRUAL	LOANS PAST DUE OVER 90 DAYS STILL ACCRUING	OREO AND REPOSSESSED ASSETS	TOTAL NON-PERFORMING ASSETS
Commercial real estate (owner occupied)	$187	$—	$187	$—	$—	$187
Other commercial and industrial	—	1,694	1,694	211	—	1,905
Commercial real estate (non-owner occupied) - retail	—	—	—	—	—	—
Commercial real estate (non-owner occupied) - multi-family	—	—	—	—	—	—
Other commercial real estate (non-owner occupied)	8,780	—	8,780	—	—	8,780
Residential mortgages	173	545	718	—	15	733
Consumer	—	788	788	—	—	788
Total	$9,140	$3,027	$12,167	$211	$15	$12,393

AT DECEMBER 31, 2022
Non-accrual loans:
Commercial and industrial	$1,989
Commercial real estate (non-owner occupied)	1,586
Residential mortgages	1,577
Consumer	9
Total	5,161

Other real estate owned and repossessed assets:
Residential mortgages	38
Consumer	1
Total	39
Total non-performing assets	$5,200

It should be noted that the Company has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed in non-accrual status, any outstanding interest is reversed against interest income.

Non-performing assets increased from $5.2 million at December 31, 2022 to $12.4 million at December 31, 2023 primarily due to the partial charge-down and transfer into non-accrual status of one commercial real estate loan for a mixed-use retail/office property that has Rite Aid as a major tenant. Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in other assets on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, a total of $15,000 and $38,000, respectively, of residential real estate foreclosed assets were included in other assets. As of December 31, 2023, the Company had initiated formal foreclosure procedures on $332,000 of residential mortgages.

Overall, the Company has built its allowance for credit losses and maintained solid coverage of both total loans and non-performing assets at December 31, 2023 as indicated by the allowance for credit losses coverage ratio of non-performing assets at 121% while the allowance for credit losses as a percentage of total loans increased to 1.45%. This compares to allowance coverage of non-performing assets of 207%, and total loans of 1.08% as of December 31, 2022.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	AT DECEMBER 31, 2023
							REVOLVING	REVOLVING
							LOANS	LOANS
							AMORTIZED	CONVERTED
	TERM LOANS AMORTIZED COST BASIS BY ORIGINATION YEAR						COST	TO
	2023	2022	2021	2020	2019	PRIOR	BASIS	TERM	TOTAL

	(IN THOUSANDS)
Commercial real estate (owner occupied)
Pass	$17,801	$6,750	$15,067	$8,415	$10,322	$26,538	$351	$—	$85,244
Special Mention	—	—	464	—	2,252	—	923	—	3,639
Substandard	—	—	—	—	—	264	—	—	264
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,801	$6,750	$15,531	$8,415	$12,574	$26,802	$1,274	$—	$89,147
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial
Pass	$22,662	$34,816	$12,767	$5,831	$4,912	$19,587	$56,391	$70	$157,036
Special Mention	—	—	127	—	—	—	—	—	127
Substandard	—	619	—	—	—	1,578	64	—	2,261
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,662	$35,435	$12,894	$5,831	$4,912	$21,165	$56,455	$70	$159,424
Current period gross charge-offs	$—	$75	$—	$—	$—	$405	$—	$—	$480
Commercial real estate (non-owner occupied) - retail
Pass	$35,545	$23,368	$33,110	$23,146	$9,226	$35,102	$983	$—	$160,480
Special Mention	—	314	—	—	—	1,167	—	—	1,481
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$35,545	$23,682	$33,110	$23,146	$9,226	$36,269	$983	$—	$161,961
Current period gross charge-offs	$—	$—	$—	$—	$—	$2,028	$—	$—	$2,028
Commercial real estate (non-owner occupied) - multi-family
Pass	$22,620	$16,767	$16,622	$12,041	$9,638	$28,632	$1,321	$—	$107,641
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	966	1,278	123	—	—	2,367
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,620	$16,767	$16,622	$13,007	$10,916	$28,755	$1,321	$—	$110,008
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$29,591	$36,398	$48,267	$20,168	$23,025	$54,792	$5,670	$—	$217,911
Special Mention	—	—	—	—	—	3,777	—	—	3,777
Substandard	—	1,043	—	—	6,243	11,113	—	199	18,598
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,591	$37,441	$48,267	$20,168	$29,268	$69,682	$5,670	$199	$240,286
Current period gross charge-offs	$—	$—	$—	$—	$804	$—	$—	$—	$804
Total by risk rating
Pass	$128,219	$118,099	$125,833	$69,601	$57,123	$164,651	$64,716	$70	$728,312
Special Mention	—	314	591	—	2,252	4,944	923	—	9,024
Substandard	—	1,662	—	966	7,521	13,078	64	199	23,490
Doubtful	—	—	—	—	—	—	—	—	—
Total	$128,219	$120,075	$126,424	$70,567	$66,896	$182,673	$65,703	$269	$760,826
Current period gross charge-offs	$—	$75	$—	$—	$804	$2,433	$—	$—	$3,312

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	AT DECEMBER 31, 2023
							REVOLVING	REVOLVING
							LOANS	LOANS
							AMORTIZED	CONVERTED
	TERM LOANS AMORTIZED COST BASIS BY ORIGINATION YEAR						COST	TO
	2023	2022	2021	2020	2019	PRIOR	BASIS	TERM	TOTAL

	(IN THOUSANDS)
Residential mortgages
Performing	$14,576	$11,620	$61,172	$44,049	$7,092	$35,443	$—	$—	$173,952
Non-performing	—	—	—	—	—	718	—	—	718
Total	$14,576	$11,620	$61,172	$44,049	$7,092	$36,161	$—	$—	$174,670
Current period gross charge-offs	$—	$—	$—	$—	$—	$54	$—	$—	$54
Consumer
Performing	$13,890	$20,430	$9,782	$3,190	$1,169	$4,515	$48,344	$667	$101,987
Non-performing	15	—	—	73	42	280	157	221	788
Total	$13,905	$20,430	$9,782	$3,263	$1,211	$4,795	$48,501	$888	$102,775
Current period gross charge-offs	$9	$35	$43	$7	$8	$173	$—	$—	$275
Total by payment performance
Performing	$28,466	$32,050	$70,954	$47,239	$8,261	$39,958	$48,344	$667	$275,939
Non-performing	15	—	—	73	42	998	157	221	1,506
Total	$28,481	$32,050	$70,954	$47,312	$8,303	$40,956	$48,501	$888	$277,445
Current period gross charge-offs	$9	$35	$43	$7	$8	$227	$—	$—	$329

	AT DECEMBER 31, 2022
		NON-
	PERFORMING	PERFORMING	TOTAL

	(IN THOUSANDS)
Residential mortgages	$296,401	$1,570	$297,971
Consumer	13,457	16	13,473
Total	$309,858	$1,586	$311,444

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

	AT DECEMBER 31, 2023

		30 – 59	60 – 89
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$88,960	$—	$—	$187	$187	$89,147
Other commercial and industrial	158,290	526	22	586	1,134	159,424
Commercial real estate (non-owner occupied) - retail	161,961	—	—	—	—	161,961
Commercial real estate (non-owner occupied) - multi-family	110,008	—	—	—	—	110,008
Other commercial real estate (non-owner occupied)	239,243	—	—	1,043	1,043	240,286
Residential mortgages	173,647	437	18	568	1,023	174,670
Consumer	101,664	741	23	347	1,111	102,775
Total	$1,033,773	$1,704	$63	$2,731	$4,498	$1,038,271

	AT DECEMBER 31, 2022

		30 – 59	60 – 89
		DAYS	DAYS	90 DAYS	TOTAL	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS

	(IN THOUSANDS)
Commercial and industrial	$152,314	$797	$287	$—	$1,084	$153,398
Paycheck Protection Program (PPP)	22	—	—	—	—	22
Commercial real estate (owner occupied)	74,960	198	—	—	198	75,158
Commercial real estate (non-owner occupied)	446,809	3,935	—	—	3,935	450,744
Residential mortgages	295,790	489	422	1,270	2,181	297,971
Consumer	13,290	60	114	9	183	13,473
Total	$983,185	$5,479	$823	$1,279	$7,581	$990,766

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the amortized cost basis, as of December 31, 2023, of loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2023 (in thousands).

	TERM EXTENSION
	AMORTIZED COST BASIS	% OF TOTAL CLASS OF LOANS
Residential mortgages	$37	0.02%
Total	$37

	COMBINATION - INTEREST RATE REDUCTION AND TERM EXTENSION
	AMORTIZED COST BASIS	% OF TOTAL CLASS OF LOANS
Other commercial real estate (non-owner occupied)	$6,243	2.60%
Total	$6,243

At December 31, 2023, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2023.

TERM EXTENSION
LOAN TYPE	FINANCIAL EFFECT
Residential mortgages	During the fourth quarter, provided a maturity date extension of approximately 15 years.

COMBINATION - INTEREST RATE REDUCTION AND TERM EXTENSION
LOAN TYPE	FINANCIAL EFFECT
Other commercial real estate (non-owner occupied)

During the second quarter, provided seven months of interest only payments at a reduced rate with the remaining portion of interest, totaling approximately $303,000, being deferred until maturity. Additionally, provided three month maturity date extension. A partial charge-down of $804,000 was recorded on this loan in the fourth quarter.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. During 2023, there was an additional loan modification made to a borrower experiencing financial difficulty in the form of a term extension. This non-accrual, other commercial and industrial loan, in the amount of $405,000, was charged off in the fourth quarter. As of December 31, 2023, the modified loans described in the tables above were current as to payments.

The following table details the loans modified as troubled debt restructurings (TDR) during the year ended December 31, 2022 (dollars in thousands).

Loans in non-accrual status	# of Loans	Current Balance	Concession Granted
Commercial and industrial	1	$452	Subsequent modification of a TDR - Extension of maturity date with a below market interest rate
Commercial real estate (non-owner occupied)	1	$1,583	Extension of maturity date with an interest only period at below market interest rate

8. PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2023	2022

	(IN THOUSANDS)
Land	$1,225	$1,225
Premises	30,624	30,079
Furniture and equipment	8,258	8,428
Leasehold improvements	1,196	1,202
Total at cost	41,303	40,934
Less: Accumulated depreciation and amortization	27,154	26,474
Premises and equipment, net	$14,149	$14,460

The Company recorded depreciation and amortization expense of $1.7 million for the years ended December 31, 2023, 2022, and 2021.

The Company utilizes a contract cleaner to provide janitorial services for several office locations. The contract cleaner is owned by a Director of the Company. The amount paid to this related party totaled $293,000, $200,000, and $241,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

9. LEASE COMMITMENTS

The Company has operating and financing leases for several office locations and equipment. Several assumptions and judgments were made when applying the requirements of ASC 842, to the Company’s lease commitments, including the allocation of consideration in the contracts between lease and non-lease components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments. See Note 1 for information on policy elections.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease cost associated with both operating and financing leases for the years ended December 31, 2023, 2022, and 2021.

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS)
Lease cost
Financing lease cost:
Amortization of right-of-use asset	$277	$271	$272
Interest expense	97	100	106
Operating lease cost	92	106	116
Total lease cost	$466	$477	$494

The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2023 and 2022.

	AT DECEMBER 31,
	2023		2022
	OPERATING	FINANCING	OPERATING	FINANCING
Weighted-average remaining term (years)	8.4	13.9	10.0	15.1
Weighted-average discount rate	3.75%	3.77%	3.54%	3.62%

The following table presents the undiscounted cash flows due related to operating and financing leases as of December 31, 2023 and 2022, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.

DECEMBER 31, 2023
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due in:
2024	$116	$311
2025	105	311
2026	93	247
2027	69	232
2028	69	200
Thereafter	312	2,215
Total undiscounted cash flows	764	3,516
Discount on cash flows	(106)	(816)
Total lease liabilities	$658	$2,700

DECEMBER 31, 2022
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due in:
2023	$85	$309
2024	85	249
2025	75	248
2026	69	181
2027	69	181
Thereafter	382	2,397
Total undiscounted cash flows	765	3,565
Discount on cash flows	(122)	(885)
Total lease liabilities	$643	$2,680

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases approximately 1,049 square feet of office space within its headquarters building to a Director of the Company. The amount paid by this related party totaled $13,000 for the years ended December 31, 2023, 2022, and 2021 and is reported in net occupancy expense on the Consolidated Statements of Operations.

10. DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2023	2022

	(IN THOUSANDS)
Demand:
Non-interest bearing	$172,070	$195,123
Interest bearing	288,124	236,746
Savings	119,484	135,796
Money market	256,205	254,868
Time deposits (1)	322,477	286,004
Total deposits	$1,158,360	$1,108,537
(1)	Time deposits include certificates of deposit (CDs) and individual retirement accounts (IRAs).

The following table sets forth the balance of time deposits as of December 31, 2023 maturing in the periods presented:

YEAR:	TIME DEPOSITS
(IN THOUSANDS)
2024	$259,657
2025	40,810
2026	5,395
2027	5,814
2028	3,754
2029 and after	7,047
Total	$322,477

The aggregate amount of time deposits that exceed the FDIC insurance limit of $250,000 at December 31, 2023 and 2022 are $81.8 million and $74.0 million, respectively.

The amount of related party deposits totaled $3,813,000 and $3,135,000 at December 31, 2023 and 2022, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2023
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS

	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$40,951
Maximum balance at any month end	—	75,442
Average balance during year	46	35,709
Average rate paid for the year	6.04%	5.44%
Interest rate on year-end balance	—	5.68

	AT DECEMBER 31, 2022
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS

	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$88,641
Maximum balance at any month end	—	88,641
Average balance during year	113	9,155
Average rate paid for the year	3.11%	3.93%
Interest rate on year-end balance	—	4.45

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions have an average maturity of overnight.

12. ADVANCES FROM FEDERAL HOME LOAN BANK AND SUBORDINATED DEBT

Advances from the Federal Home Loan Bank (FHLB) consist of the following:

	AT DECEMBER 31, 2023
	WEIGHTED
	AVERAGE YIELD	BALANCE

MATURING	(IN THOUSANDS, EXCEPT RATES)
2024	3.23%	$7,947
2025	4.43	2,000
2026	4.29	12,920
2027	4.33	10,950
2028	4.50	10,745
Total advances from FHLB	4.17	$44,562

	AT DECEMBER 31, 2022
	WEIGHTED
	AVERAGE YIELD	BALANCE

MATURING	(IN THOUSANDS, EXCEPT RATES)
2023	1.59%	$15,568
2024	1.19	4,197
Total advances from FHLB	1.50	$19,765

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate and certain types of commercial and commercial real estate loans. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rates on the advances are fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage, commercial real estate, and commercial and industrial loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2023, the Company had immediately available $294 million of overnight borrowing capability at the FHLB, $40 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks.

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

The Company used approximately $20 million of the net proceeds to retire its existing subordinated debt and guaranteed junior subordinated deferrable interest debentures (trust preferred securities) on September 30, 2021. Specifically, the Company retired $12 million of 8.45% trust preferred securities which had been issued on April 28, 1998 and $7.7 million of 6.50% subordinated debt which had been issued on December 29, 2015. The remainder of the proceeds were utilized for general corporate purposes, including the downstream of $3.5 million as capital to the Bank in the third quarter of 2021. The net balance of subordinated debt as of December 31, 2023 and 2022 was $26.7 million and $26.6 million, respectively.

13. DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS

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

The fair values of the simultaneous interest rate swaps and the interest rate hedge used for interest rate risk management and the risk participation agreements associated with certain commercial real estate loans are based on an external derivative valuation model using data inputs from similar transactions as of the valuation date and classified Level 2.

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of December 31, 2023 and 2022 by level within the fair value hierarchy (in thousands).

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2023
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$499	$499	$—	$—
Available for sale securities:
U.S. Agency	5,339	—	5,339	—
U.S. Agency mortgage-backed securities	93,075	—	93,075	—
Municipal	10,360	—	10,360	—
Corporate bonds	56,937	—	56,937	—
Interest rate swap asset (1)	4,582	—	4,582	—
Interest rate hedge (2)	(446)	—	(446)	—
Interest rate swap liability (2)	(4,665)	—	(4,665)	—
Risk participation agreement (2)	(410)	—	(410)	—

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$502	$502	$—	$—
Available for sale securities:
U.S. Agency	10,533	—	10,533	—
U.S. Agency mortgage-backed securities	89,985	—	89,985	—
Municipal	19,038	—	19,038	—
Corporate bonds	59,952	—	59,952	—
Interest rate swap asset (1)	6,992	—	6,992	—
Interest rate swap liability (2)	(6,872)	—	(6,872)	—
Risk participation agreement (2)	—	—	—	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At December 31, 2023, the Company had no individually evaluated loans using the collateral method which were carried at fair value. At December 31, 2022, individually evaluated loans using the collateral method with a carrying value of $1.6 million were reduced by a specific valuation allowance totaling $3,000 resulting in a net fair value of $1.6 million.

Other real estate owned is measured at fair value based on appraisals, less estimated costs to sell at the date of foreclosure. The Bank’s internal Collections and Assigned Risk Department estimates the fair value of repossessed

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2023
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Other real estate owned and repossessed assets	15	—	—	15

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Impaired loans	$1,583	$—	$—	$1,583
Other real estate owned and repossessed assets	39	—	—	39

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
DECEMBER 31, 2023	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	15	Appraisal of	Appraisal	63% (63%)
		collateral (1)	adjustments (2)
			Liquidation	33% (33%)
expenses

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
DECEMBER 31, 2022	Fair Value	Techniques	Input	Range (Wgtd Avg)
Impaired loans	$1,583	Appraisal of	Appraisal	0% to 100% (0.2%)
		collateral (1)	adjustments (2)
Other real estate owned and repossessed assets	39	Appraisal of	Appraisal	52% (52%)
		collateral (1)	adjustments (2)
			Liquidation	10% to 39% (11%)
expenses
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

14. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values based on US GAAP measurements and recorded carrying values at December 31, 2023 and 2022, for the remaining financial instruments not required to be reported at fair value were as follows:

	AT DECEMBER 31, 2023
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$63,979	$58,621	$—	$56,769	$1,852
Loans held for sale	130	132	132	—	—
Loans, net of allowance for credit losses and unearned income	1,023,218	950,402	—	—	950,402
FINANCIAL LIABILITIES:
Deposits with stated maturities	322,477	321,660	—	—	321,660
All other borrowings (1)	71,247	70,061	—	—	70,061

	AT DECEMBER 31, 2022
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$61,878	$55,192	$—	$52,323	$2,869
Loans held for sale	59	57	57	—	—
Loans, net of allowance for credit losses and unearned income	980,023	938,188	—	—	938,188
FINANCIAL LIABILITIES:
Deposits with stated maturities	286,004	281,297	—	—	281,297
All other borrowings (1)	46,409	44,759	—	—	44,759
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

15. INCOME TAXES

The expense for income taxes is summarized below and includes both federal and applicable state corporate income taxes:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS)
Current	$(477)	$1,220	$973
Deferred	(565)	533	729
Income tax expense (benefit)	$(1,042)	$1,753	$1,702

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2023		2022		2021
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense (benefit) based on federal statutory rate	$(921)	21.0%	$1,932	21.0%	$1,843	21.0%
Tax exempt income	(237)	5.4	(244)	(2.6)	(253)	(2.9)
Other	116	(2.7)	65	0.7	112	1.3
Total expense (benefit) for income taxes	$(1,042)	23.7%	$1,753	19.1%	$1,702	19.4%

The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2023	2022

	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for credit losses - loans	$3,161	$2,256
Allowance for credit losses - securities	202	—
Allowance for credit losses - unfunded commitments	197	157
Unrealized investment security losses	3,650	3,971
Premises and equipment	678	955
Lease liabilities	705	698
Interest rate hedges	94	—
Other	169	185
Total tax assets	8,856	8,222
DEFERRED TAX LIABILITIES:
Investment accretion	(95)	(107)
Lease right-of-use assets	(636)	(639)
Accrued pension obligation	(5,193)	(4,494)
Other	(253)	(193)
Total tax liabilities	(6,177)	(5,433)
Net deferred tax asset	$2,679	$2,789

At December 31, 2023 and 2022, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize these assets.

The Company utilizes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company has no tax liability for uncertain tax positions. The Company’s federal and state income tax returns for taxable years through 2019 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE BENEFIT PLANS

PENSION PLAN:

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Effective January 1, 2013, the Company implemented a soft freeze of its defined benefit pension plan for non-union employees. A soft freeze means that all existing employees as of December 31, 2012 will remain in the defined benefit pension plan but any new non-union employees hired after January 1, 2013 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401(k) program. The Company implemented a similar soft freeze of its defined benefit pension plan for union employees effective January 1, 2014. The Company executed these changes to help reduce its pension costs in future years. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of the Company’s common stock valued at $2.0 million and is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31.

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2023	2022

	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$34,906	$50,287
Service cost	1,071	1,419
Interest cost	1,761	1,462
Actuarial loss (gain)	82	(9,787)
Settlements	—	(7,541)
Benefits paid	(3,001)	(934)
Benefit obligation at end of year	34,819	34,906
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	56,257	70,432
Actual return on plan assets	6,079	(9,700)
Employer contributions	—	4,000
Settlements	—	(7,541)
Benefits paid	(3,001)	(934)
Fair value of plan assets at end of year	59,335	56,257
Funded status of the plan	$24,516	$21,351

	YEAR ENDED DECEMBER 31,
	2023	2022

	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$7,626	$9,597
Total	$7,626	$9,597

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEAR ENDED DECEMBER 31,
	2023	2022

	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$32,137	$32,190

The weighted-average assumptions used to determine benefit obligations at December 31, 2023 and 2022 were as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	5.12%	5.45%
Salary scale
Ages 25-34	5.00	5.00
Ages 35-44	4.00	4.00
Ages 45-54	3.00	3.00
Ages 55+	2.50	2.50

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,071	$1,419	$1,708
Interest cost	1,761	1,462	894
Expected return on plan assets	(4,063)	(4,193)	(4,008)
Amortization of net loss	37	1,330	2,421
Settlement charge	—	2,498	1,736
Net periodic pension (benefit) cost	$(1,194)	$2,516	$2,751

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The reduced pension expense in 2023 reflects the retirement of a larger than typical number of employees over the past two years who chose to take a lump sum payment instead of receiving future monthly annuity payments. These individuals are no longer included in the pension plan which therefore favorably impacts the Company’s basic pension expense. Additionally, the Company recognized a settlement charge in connection with its defined benefit pension plan of $2.5 million and $1.7 million in 2022 and 2021, respectively, while no such charge was recognized this year. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year.

Note that pension settlement charges are dependent upon the level of national interest rates from the previous year and the impact that interest rates have on lump sum distributions to those employees eligible to retire. Pension settlement charges are also dependent upon the choice of retiring employees to either take a lump sum distribution or receive future monthly annuity payments.

The accrued pension liability, which had a positive (debit) balance of $24.7 million and $21.3 million, was reclassified to other assets on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. The

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance of the accrued pension liability continues to be a positive value as a result of Company contributions to the plan and the revaluation of the obligation.

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS
Net (gain) loss	$(1,934)	$4,106	$(7,153)
Recognized loss	(37)	(3,828)	(4,157)
Total recognized in other comprehensive loss before tax effect	$(1,971)	$278	$(11,310)
Total recognized in net benefit cost and other comprehensive loss before tax effect	$(3,165)	$2,794	$(8,559)

For the year ended December 31, 2023, actuarial gains/losses in the projected benefit obligation were the result of the plan experience, updated census data, discount rate, lump sum interest rates and lump sum mortality tables. These sources generated a combined loss of about 0.49% of expected year end obligations.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	5.45%	2.81%	2.48%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase
Ages 25-34	5.00	2.50	2.50
Ages 35-44	4.00	2.50	2.50
Ages 45-54	3.00	2.50	2.50
Ages 55+	2.50	2.50	2.50

The Company has assumed a 7.00% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 20 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 0% to 60% of plan assets.

PLAN ASSETS:

The plan’s measurement date is December 31, 2023. This plan’s asset allocation at December 31, 2023 and 2022, by asset category is as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022
ASSET CATEGORY:
Cash and cash equivalents	2.4%	89.9%
Domestic equities	3.4	7.1
Mutual funds/ETFs	94.2	—
Corporate bonds	—	3.0
Total	100.0%	100.0%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major categories of assets in the Company’s pension plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2023	2022

	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$1,419	$50,553
Domestic equities	2,007	4,026
Mutual funds/ETFs	55,909	—
Level 2:
Corporate bonds	—	1,678
Total fair value of plan assets	$59,335	$56,257

Cash and cash equivalents may include uninvested cash balances along with money market mutual funds, treasury bills, or other assets normally categorized as cash equivalents. Domestic equities may include common or preferred stocks, covered options, rights or warrants, or American Depository Receipts which are traded on any U.S. equity market. Mutual funds/ETFs may include any equity, fixed income, balanced, international, or global mutual fund or exchange traded fund including any proprietary fund managed by the Trust Company. Agencies may include any U.S. government agency security or asset-backed security. Collective investment funds may include equity, fixed income, or balanced collective investment funds managed by West Chester Capital Advisors. Corporate bonds may include any corporate bond or note.

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects an equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree during normal market cycles. The pension plan’s allocation to equities is 0% to 60% while the allocation to fixed income can fall within the range of 0% to 100% of the plan assets. In addition, cash equivalents can range from 0% to 100% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2023, 3.4% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments. The plan’s investment manager temporarily shifted the majority of plan assets to cash in 2022 to protect the plan’s assets due to declines in both equities and bonds as a result of the higher interest rate environment. During 2023, cash was redeployed to both the fixed income and equity asset classes.

CASH FLOWS:

The Company presently expects to contribute $0 to the plan in 2024. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid.

ESTIMATED FUTURE
YEAR:	BENEFIT PAYMENTS
(IN THOUSANDS)
2024	$4,874
2025	4,470
2026	4,651
2027	3,860
2028	3,220
Years 2029-2033	12,630

401(k) PLAN:

The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary contributions to their accounts which the Company will match one half on the first 2% of contributions up to a maximum of 1%. The Company also contributes 4% of salaries for union members who are in the plan. These contribution percentages apply to employees who are eligible to participate in our defined benefit pension plan.

Effective January 1, 2013, any new non-union employees receive a 4% non-elective contribution and these employees may elect to make voluntary contributions to their accounts which the Company will match one half on the first 6% of contributions up to a maximum of 3%. Effective January 1, 2014, any new union employees receive a 4% non-elective contribution and these employees may elect to make voluntary contributions to their accounts which the Company will match dollar for dollar up to a maximum of 4%. Contributions by the Company charged to operations were $900,000, $808,000 and $704,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The fair value of plan assets includes $409,000 pertaining to the value of the Company’s common stock that was held by the plan at December 31, 2023.

DEFERRED COMPENSATION PLAN:

The Company maintains a nonqualified deferred compensation plan in which a select group of executives are permitted to participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan. The Company has established a rabbi trust to provide funding for the benefits payable under our deferred compensation plan. As of December 31, 2023 and 2022, the Company reported a deferred compensation liability of $499,000 and $502,000, respectively, within other liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2023, the Company recognized deferred compensation plan expense of $23,000 compared to $15,000 of deferred compensation plan income for the year ended December 31, 2022 and $44,000 of deferred compensation plan expense for the year ended December 31, 2021. The deferred compensation plan income/expense is reported within other expense on the Consolidated Statements of Operations. See Note 5 (Investment Securities) for additional disclosures related to the nonqualified deferred compensation plan and assets held within the rabbi trust.

Except for the above described benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. COMMITMENTS AND CONTINGENT LIABILITIES

The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Commitments to extend credit are issued both on an unsecured and secured basis. Collateral which secures these types of commitments is the same as for other types of secured lending such as accounts receivable, inventory, fixed assets, and real estate.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2023, the Company had various outstanding commitments to extend credit approximating $236.6 million and standby letters of credit of $8.2 million, compared to commitments to extend credit of $227.6 million and standby letters of credit of $9.0 million at December 31, 2022.

Standby letters of credit had terms ranging from one to five years with annual extension options available. Standby letters of credit of approximately $5.7 million and $5.6 million were secured as of December 31, 2023 and 2022, respectively.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded a provision for credit losses on unfunded commitments for the year ended December 31, 2023 of $17,000. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $940,000 at December 31, 2023 and $746,000 at December 31, 2022.

Pursuant to its bylaws, the Company provides indemnification to its directors and officers against certain liabilities incurred as a result of their service on behalf of the Company. In connection with this indemnification obligation, the Company can advance on behalf of covered individuals costs incurred in defending against certain claims. Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. Neither the resolution of these claims nor the funding of these credit commitments is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

18. STOCK COMPENSATION PLANS

The Company uses the modified prospective method for accounting for stock-based compensation and recognized $45,000 of compensation expense for the year 2023, $50,000 in 2022 and $43,000 in 2021.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the status of the Company’s Equity Incentive Plan at December 31, 2023, 2022, and 2021, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31,
	2023		2022		2021
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE
Outstanding at beginning of year	323,786	$3.52	369,047	$3.47	230,913	$3.14
Granted	—	—	—	—	160,000	3.84
Exercised	(29,653)	3.19	(36,117)	2.96	(21,356)	2.68
Forfeited	(49,133)	3.17	(9,144)	3.62	(510)	3.23
Outstanding at end of year	245,000	3.64	323,786	3.52	369,047	3.47
Exercisable at end of year	200,002	3.59	223,784	3.38	206,713	3.18
Weighted average fair value of options granted in current year		$—		$—		$1.78

A total of 200,002 of the 245,000 options outstanding at December 31, 2023 are exercisable and have exercise prices between $2.96 and $4.22, with a weighted average exercise price of $3.59 and a weighted average remaining contractual life of 4.45 years. The remaining 44,998 options that are not yet exercisable have exercise prices between $3.83 and $3.84, with a weighted average exercise price of $3.84 and a weighted average remaining contractual life of 7.14 years. The fair value of each option grant is estimated on the date of grant using the Binomial or Black-Scholes option pricing model with the following assumptions used for grants in 2021. No stock options or restricted stock were granted during 2023 and 2022.

YEAR ENDED DECEMBER 31,
PRICING MODEL ASSUMPTION RANGES	2021
Risk-free interest rate	1.27 - 1.42%
Expected lives in years	10
Expected volatility	40.38 - 45.03%
Expected dividend rate	2.60 - 2.61%

The intrinsic value of stock options exercised was $24,000, $47,000, and $27,000 in 2023, 2022, and 2021, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the periods ended December 31, 2023, 2022, and 2021 (in thousands):

	YEAR ENDED DECEMBER 31, 2023				YEAR ENDED DECEMBER 31, 2022			YEAR ENDED DECEMBER 31, 2021
	Net				Net			Net
	Unrealized				Unrealized			Unrealized
	Gains and				Gains and			Gains and
	Losses on		Defined		Losses on	Defined		Losses on	Defined
	Investment	Interest	Benefit		Investment	Benefit		Investment	Benefit
	Securities	Rate	Pension		Securities	Pension		Securities	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)	AFS(1)	Items(1)	Total(1)
Beginning balance	$(14,938)	$—	$(7,582)	$(22,520)	$1,386	$(7,898)	$(6,512)	$3,539	$(16,737)	$(13,198)
Other comprehensive income (loss) before reclassifications	479	11	1,659	2,149	(16,324)	(2,708)	(19,032)	(2,087)	5,555	3,468
Amounts reclassified from accumulated other comprehensive loss	729	(363)	29	395	—	3,024	3,024	(66)	3,284	3,218
Net current period other comprehensive income (loss)	1,208	(352)	1,688	2,544	(16,324)	316	(16,008)	(2,153)	8,839	6,686
Ending balance	$(13,730)	$(352)	$(5,894)	$(19,976)	$(14,938)	$(7,582)	$(22,520)	$1,386	$(7,898)	$(6,512)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the periods ended December 31, 2023, 2022, and 2021 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)

Details about accumulated other	YEAR ENDED	YEAR ENDED	YEAR ENDED	Affected line item in the
comprehensive loss components	DECEMBER 31, 2023	DECEMBER 31, 2022	DECEMBER 31, 2021	statement of operations
Realized (gains) losses on sale of securities
	$922	$—	$(84)	Net realized gains (losses) on investment securities
	(193)	—	18	Provision (benefit) for income taxes
	$729	$—	$(66)
Interest rate hedge
	$(460)	$—	$—	Interest expense - Deposits
	97	—	—	Provision (benefit) for income taxes
	$(363)	$—	$—
Amortization of estimated defined benefit pension plan loss(2)
	$37	$3,828	$4,157	Other expense
	(8)	(804)	(873)	Provision (benefit) for income taxes
	$29	$3,024	$3,284
Total reclassifications for the period	$395	$3,024	$3,218
(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

20. INTANGIBLE ASSETS

The Company’s Consolidated Balance Sheets show both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangible). Goodwill has an indefinite life and is not amortized.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Instead such intangible is evaluated for impairment at the reporting unit level at least annually, or more frequently if indicators of impairment are present. Any resulting impairment would be reflected as a non-interest expense. Based on this analysis, no impairment was recorded in 2023 or 2022. Of the Company’s goodwill of $13.6 million, $11.2 million is allocated to the community banking segment and $2.4 million relates to the WCCA acquisition which is included in the wealth management segment. The balance of the Company’s goodwill at December 31, 2023 and 2022 was $13.6 million.

Other identifiable intangible assets, such as core deposit intangible, are assigned useful lives, which are amortized on an accelerated basis over their useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the years ended December 31, 2023 and 2022, no such adjustments were recorded. During 2021, the Company recorded a core deposit intangible of $177,000 as a result of the Riverview Bank branch acquisition. As of December 31, 2023 and 2022, accumulated amortization on the core deposit intangible totaled $76,000 and $49,000, respectively.

	YEAR ENDED DECEMBER 31,
	2023	2022

	(IN THOUSANDS)
CORE DEPOSIT INTANGIBLE
Balance at beginning of year	$128	$158
Amortization	(27)	(30)
Balance at end of year	$101	$128

As of December 31, 2023, the estimated future amortization expense for the core deposit intangible associated with the Riverview branch acquisition is as follows (in thousands):

2024	$24
2025	21
2026	17
2027	14
2028	11
After five years	14
$101

21. DERIVATIVE HEDGING INSTRUMENTS

The Company can use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.

Interest Rate Swap Agreements

The Company can use derivative instruments, primarily interest rate swaps, to manage interest rate risk and match the rates on certain assets by hedging the fair value of certain fixed rate debt, which converts the debt to variable rates and by hedging the cash flow variability associated with certain variable rate debt by converting the debt to fixed rates.

To accommodate the needs of our customers and support the Company’s asset/liability positioning, we may enter into interest rate swap agreements with customers and a large financial institution that specializes in these types of transactions. These arrangements involve the exchange of interest payments based on the notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into offsetting fixed rate swaps with this large financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay the large financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. For the years ended December 31, 2023, 2022, and 2021, the Company received $295,000, $8,000, and $191,000, respectively, in fees on the interest rate swap transactions, which are recognized as revenue when received.

These swaps are considered free-standing derivatives and are reported at fair value within other assets and other liabilities on the Consolidated Balance Sheets. Disclosures related to the fair value of the swap transactions can be found in Note 13.

The following table summarizes the interest rate swap transactions that impacted the Company’s 2023 and 2022 performance (in thousands, except percentages).

	DECEMBER 31, 2023
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$76,502	7.45%	Monthly	$2,099
Swap liabilities	N/A	(76,502)	(7.45)	Monthly	(2,099)
Net exposure		$—	—%		$—

	DECEMBER 31, 2022
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	EXPENSE
Swap assets	N/A	$65,431	4.23%	Monthly	$21
Swap liabilities	N/A	(65,431)	(4.23)	Monthly	(21)
Net exposure		$—	—%		$—

Risk Participation Agreement

The Company entered into risk participation agreements (RPAs) with the lead bank of certain commercial real estate loan arrangements. As a participating bank, the Company guarantees the performance on a borrower-related interest rate swap contract. The Company has no obligations under the RPAs unless the borrower defaults on their swap transaction with the lead bank and the swap is a liability to the borrower. In that instance, the Company has agreed to pay the lead bank a pre-determined percentage of the swap’s value at the time of default. In exchange for providing the guarantee, the Company receives an upfront fee from the lead bank. For the year ended December 31, 2023, the Company received $52,000 in fees on a RPA transaction, which was recognized as revenue when received.

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPAs can be found in Note 13. The notional amount of the risk participation agreements outstanding at December 31, 2023 and 2022 was $6.8 million and $2.1 million, respectively.

Interest Rate Hedge

The Company has entered into three interest rate swaps with a total notional value of $70 million in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. The hedge transactions allow the Company to add stability to interest expense and manage its exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in accumulated other comprehensive loss (within Shareholders’ Equity), net of tax, with a corresponding offset within other liabilities. Disclosures related to the fair value of the interest rate hedge can be found in Note 13. Amounts recorded in accumulated other comprehensive loss for the effective portion of changes in the fair value are subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during 2023.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the year ended December 31, 2023, the Company had $460,000 of gains which resulted in a decrease to interest expense. In the twelve months that follow December 31, 2023, the Company estimates that approximately $785,000 will be reclassified as a decrease to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates. As of December 31, 2023, the maximum length of time over which forecasted transactions are hedged is three years with all hedge transactions terminating in 2026.

The following table summarizes the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the year ended December 31, 2023 (in thousands).

	YEAR ENDED DECEMBER 31, 2023
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Loss on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Compreshensive Loss
Interest rate hedge	$(446)	Interest expense - Deposits	$(460)
Total	$(446)		$(460)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at December 31, 2023 and 2022.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The contribution of the major business segments to the Consolidated Statements of Operations were as follows:

	YEAR ENDED DECEMBER 31, 2023
	COMMUNITY	WEALTH	INVESTMENT/
	BANKING	MANAGEMENT	PARENT	TOTAL

	(IN THOUSANDS)
Net interest income (expense)	$50,843	$11	$(14,834)	$36,020
Provision for credit losses	6,580	—	849	7,429
Non-interest income	4,409	11,270	710	16,389
Non-interest expense	34,749	9,506	5,113	49,368
Income (loss) before income taxes	13,923	1,775	(20,086)	(4,388)
Income tax expense (benefit)	2,389	452	(3,883)	(1,042)
Net income (loss)	$11,534	$1,323	$(16,203)	$(3,346)
Total assets	$1,151,720	$11,173	$226,745	$1,389,638

	YEAR ENDED DECEMBER 31, 2022
	COMMUNITY	WEALTH	INVESTMENT/
	BANKING	MANAGEMENT	PARENT	TOTAL

	(IN THOUSANDS)
Net interest income (expense)	$46,135	$65	$(5,637)	$40,563
Provision for credit losses	50	—	—	50
Non-interest income (loss)	5,174	11,620	(102)	16,692
Non-interest expense	36,216	8,834	2,954	48,004
Income (loss) before income taxes	15,043	2,851	(8,693)	9,201
Income tax expense (benefit)	2,638	688	(1,573)	1,753
Net income (loss)	$12,405	$2,163	$(7,120)	$7,448
Total assets	$1,114,923	$10,867	$238,084	$1,363,874

	YEAR ENDED DECEMBER 31, 2021
	COMMUNITY	WEALTH	INVESTMENT/
	BANKING	MANAGEMENT	PARENT	TOTAL

	(IN THOUSANDS)
Net interest income (expense)	$45,934	$72	$(6,923)	$39,083
Provision for credit losses	1,100	—	—	1,100
Non-interest income	5,649	11,986	126	17,761
Non-interest expense	35,636	8,349	2,985	46,970
Income (loss) before income taxes	14,847	3,709	(9,782)	8,774
Income tax expense (benefit)	2,797	841	(1,936)	1,702
Net income (loss)	$12,050	$2,868	$(7,846)	$7,072
Total assets	$1,111,856	$10,822	$212,882	$1,335,560

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2023 and 2022, the Company was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Company must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	AT DECEMBER 31, 2023
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$149,596	13.03%	$135,196	11.82%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	108,541	9.46	120,874	10.57	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	108,541	9.46	120,874	10.57	6.00	8.00
Tier 1 Capital (To Average Assets)	108,541	7.80	120,874	8.78	4.00	5.00

	AT DECEMBER 31, 2022
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$153,092	13.87%	$136,767	12.44%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	114,959	10.41	125,278	11.39	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	114,959	10.41	125,278	11.39	6.00	8.00
Tier 1 Capital (To Average Assets)	114,959	8.52	125,278	9.39	4.00	5.00

* Applies to the Bank only.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. PARENT COMPANY FINANCIAL INFORMATION

The parent company functions primarily as a coordinating and servicing unit for all subsidiary entities. Provided services include general management, accounting and taxes, loan review, internal audit, investment advisory, marketing, insurance, risk management, general corporate services, and financial and strategic planning. The following financial information relates only to the parent company operations:

BALANCE SHEETS

	AT DECEMBER 31,
	2023	2022

	(IN THOUSANDS)
ASSETS
Cash	$100	$100
Short-term investments	3,553	3,178
Cash and cash equivalents	3,653	3,278
Investment securities available for sale	4,532	6,334
Equity investment in banking subsidiary	115,322	117,432
Equity investment in non-banking subsidiaries	6,084	6,533
Other assets	1,163	1,008
TOTAL ASSETS	$130,754	$134,585
LIABILITIES
Subordinated debt	$26,685	$26,644
Other liabilities	1,792	1,763
TOTAL LIABILITIES	28,477	28,407
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	102,277	106,178
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,754	$134,585

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,702	$2,566	$2,520
Dividends from banking subsidiary	3,000	4,000	2,000
Dividends from non-banking subsidiary	1,650	1,055	1,550
Interest, dividend and other income	221	146	115
TOTAL INCOME	7,573	7,767	6,185
EXPENSE
Interest expense	1,054	1,054	1,798
Salaries and employee benefits	2,816	2,811	2,871
Other expense	4,362	1,948	1,783
TOTAL EXPENSE	8,232	5,813	6,452
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(659)	1,954	(267)
Benefit for income taxes	(1,115)	(652)	(802)
Equity in undistributed earnings of subsidiaries	(3,802)	4,842	6,537
NET INCOME (LOSS)	$(3,346)	$7,448	$7,072
COMPREHENSIVE INCOME (LOSS)	$(802)	$(8,560)	$13,758

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)	$(3,346)	$7,448	$7,072
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	3,802	(4,842)	(6,537)
Stock compensation expense	45	50	43
Other – net	(53)	189	1,204
NET CASH PROVIDED BY OPERATING ACTIVITIES	448	2,845	1,782
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	—	(3,994)	(1,008)
Proceeds from maturity and sales of investment securities – available for sale	1,891	655	991
Capital contribution to banking subsidiary	—	—	(3,500)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,891	(3,339)	(3,517)
FINANCING ACTIVITIES
Redemption of guaranteed junior subordinated deferrable interest debentures	—	—	(12,018)
Subordinated debt issuance, net	—	—	26,589
Redemption of subordinated debt	—	—	(7,650)
Stock options exercised	94	106	57
Purchases of treasury stock	—	—	—
Common stock dividends paid	(2,058)	(1,967)	(1,708)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,964)	(1,861)	5,270
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	375	(2,355)	3,535
CASH AND CASH EQUIVALENTS AT JANUARY 1	3,278	5,633	2,098
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$3,653	$3,278	$5,633

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. The subsidiary Bank had a combined $124,585,000 of restricted surplus and retained earnings at December 31, 2023. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2023 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$15,968	$15,439	$14,879	$14,574
Interest expense	7,379	6,640	5,769	5,052
Net interest income	8,589	8,799	9,110	9,522
Provision for credit losses	6,018	189	43	1,179
Net interest income after provision for credit losses	2,571	8,610	9,067	8,343
Non-interest income	2,764	4,256	3,862	5,507
Non-interest expense	12,133	12,095	13,177	11,963
Income (loss) before income taxes	(6,798)	771	(248)	1,887
Provision (benefit) for income taxes	(1,477)	124	(61)	372
Net income (loss)	$(5,321)	$647	$(187)	$1,515
Basic earnings per common share	$(0.31)	$0.04	$(0.01)	$0.09
Diluted earnings per common share	(0.31)	0.04	(0.01)	0.09
Cash dividends declared per common share	0.030	0.030	0.030	0.030

	2022 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$13,803	$12,700	$11,527	$11,028
Interest expense	3,660	2,171	1,403	1,261
Net interest income	10,143	10,529	10,124	9,767
Provision (credit) for credit losses	275	500	(325)	(400)
Net interest income after provision (credit) for credit losses	9,868	10,029	10,449	10,167
Non-interest income	3,893	4,326	4,138	4,335
Non-interest expense	12,688	11,727	12,110	11,479
Income before income taxes	1,073	2,628	2,477	3,023
Provision for income taxes	126	526	496	605
Net income	$947	$2,102	$1,981	$2,418
Basic earnings per common share	$0.06	$0.12	$0.12	$0.14
Diluted earnings per common share	0.06	0.12	0.12	0.14
Cash dividends declared per common share	0.030	0.030	0.030	0.025

A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AmeriServ Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022; the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

Allowance for Credit Losses (ACL) – Qualitative Factor

The Company’s loan portfolio totaled $1 billion as of December 31, 2023, and the associated ACL was $15.1 million. As discussed in Note 1 to the consolidated financial statements, determining the amount of the ACL requires significant judgment about the expected future losses, which is based on capturing loans that qualify for a segment as of a point in time to form a cohort, then tracks that cohort over their remaining lives to determine their loss behavior. The remaining lifetime loss rate is then applied to current loans that qualify for the same segmentation criteria to form a remaining life expectation on current loans. Once historical cohorts are established, the loans in each individual cohort are tracked over their remaining lives for loss and recovery events. Management applies these qualitative adjustments to the baseline lifetime loss rate to reflect changes in the current and forecasted environment, both internal and external, that are different from the conditions that existed during the historical loss calculation period.

We identified these qualitative adjustments within the ACL as critical audit matters because they involve a high degree of subjectivity. While the determination of these qualitative adjustments includes analysis of observable data over the historical loss period, the judgments required to assess the directionality and magnitude of adjustments are highly subjective. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature of audit evidence and the nature and extent of effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses, including the qualitative factor adjustments.

•	Testing the completeness and accuracy of the significant data points that management uses in their evaluation of the qualitative adjustments.

•	Testing the anchoring calculation that management completes to properly align the magnitude of the adjustments with the Company’s historical loss data.

•

Evaluating the directional consistency and reasonableness of management’s conclusions regarding basis points applied (whether positive or negative) based on the trends identified in the underlying data.

•	Testing the mathematical accuracy of the application of the qualitative adjustments to the loan segments within the ACL calculation.

We have served as the Company’s auditor since 2007.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 27, 2024

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2023, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2023, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Reserve as safety and soundness laws and regulations.

Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2023.

/s/ JEFFREY A. STOPKO	/s/ MICHAEL D. LYNCH
Jeffrey A. Stopko	Michael D. Lynch
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

Johnstown, PA
March 27, 2024

STATEMENT OF MANAGEMENT RESPONSIBILITY

March 27, 2024

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As of December 31, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Management Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2023 is included in Item 8.

Changes in Internal Control Over Financial Reporting.   Effective January 1, 2023, AmeriServ Financial Inc. adopted CECL. The Company designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no other changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f)) that occurred during the most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fourth quarter of 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Under our Articles of Incorporation, the total number of directors may be determined by either a resolution adopted by a majority vote of the directors then in office or by a resolution adopted by the shareholders at a meeting. The number of directors for 2023 has been set by the Board at eight who are not officers of the Company or a subsidiary or affiliate of the Company plus the President and Chief Executive Officer.

The Board, as provided in our Articles of Incorporation, is divided into three classes, each being as nearly equal in number as possible. The directors in each class serve a term of three years or until the earlier of their resignation or their respective successors have been elected and qualified. Under our Articles of Incorporation, a person who is elected to fill a vacancy on the Board will serve as a director for the remaining term of office of the class to which he or she was elected.

The Board has determined that all current members of our Board are independent, pursuant to the listing standards of The NASDAQ Global Market (“NASDAQ”), except Mr. Stopko, the current President & Chief Executive Officer of the Company who is not independent by reason of his current employment relationship with the Company.

The following tables set forth as to each of the continuing Class I, Class II and Class III directors, his or her age, principal occupation and business experience, the period during which he or she has served as a member of our Board, or an affiliate or predecessor, and their current and recent directorships in other public companies. In addition, we briefly describe the particular experience, qualifications, attributes or skills that led our Board to conclude that the person should serve as a member of our Board. There are no family relationships between any of the listed persons.

Class II Directors — Term Expires in 2024

J. Michael Adams, Jr., Esquire, 62

Director since: 2000

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Mr. Adams currently serves as Non-Executive Chairman of the Company. He also serves as Chair of the Nominating/Corporate Governance Committee. Since 2021, Mr. Adams has been Managing Member of Mike Adams & Associates, LLC, a consulting firm in law, business and government. He previously served as Chief Counsel to the Pennsylvania Department of Community and Economic Development. He received degrees from Carnegie Mellon University, BS and the University of Pittsburgh School of Law, JD. As a public company, we believe Mr. Adams’ corporate, legal, and board experience for over three decades of providing professional services are valuable to a public company in a highly regulated industry.

Margaret A. O’Malley, Esquire, 64

Director since: 1997

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Ms. O’Malley has more than three decades of experience in private legal practice at, and is the owner of, Yost & O’Malley, a law firm in Johnstown, Pennsylvania, where she advises both individuals and corporate for profit and non-profit entities. She received a Bachelor of Arts from the Pennsylvania State University and a J.D. from the University of Pittsburgh School of Law. She is licensed to practice law in Pennsylvania and the District of Columbia and is an experienced litigator in both state and federal courts. Because we are a public company operating in a highly regulated industry, we believe Ms. O’Malley’s experience and perspective as an attorney is valuable not only as a member of the Board but also in her continued role as Chair of the audit committee. With ASRV’s increased regulatory and corporate governance measures passed in recent years, we believe that Ms. O’Malley’s continued leadership in these roles remains important to the Board’s success.

Mark E. Pasquerilla, 64

Director since: 1997

Other Current Public Company Directorships: Pennsylvania Real Estate Investment Trust (“PREIT”)

Other Public Company Directorships within past 5 years: None

Mr. Pasquerilla has been an officer and director of Pasquerilla Enterprises, LP, a Johnstown-based real estate owner and manager, and its subsidiaries since 2006. He has served as its Chief Executive Officer since 2013 and was its President from 2006 to 2013. From 1992 to 2006, Mr. Pasquerilla served as an officer and director of Crown Holding Company and its subsidiaries (Chief Executive Officer and Chairman from April 1999 to December 2006, and President from 1992 to 2006). Mr. Pasquerilla is sole member of Pasquerilla Management LLC, which incorporated in June 2019. From April 1999 until it was acquired by PREIT, a publicly-traded real estate investment trust, in November 2003, he also served as Chairman and Chief Executive Officer of Crown American Realty Trust and as a trustee. Mr. Pasquerilla has been a trustee of PREIT since 2003 and a member of the audit committee since 2017 and the nominating and corporate governance committees of its board of trustees since 2011. He received a bachelor of arts from Notre Dame University and a M.S. from the London School of Economics. In connection with his work as an officer and trustee of Pasquerilla Enterprises, LP, Crown Holding Company and PREIT, Mr. Pasquerilla has acquired substantial experience in real estate finance. Because, like most banks, ASRV has many real estate loans, we believe this experience is important to our Board. Mr. Pasquerilla is Chair of the executive committee.

Class I Directors — Term Expires in 2026

Richard W. Bloomingdale, 71

Director since: 2023

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Mr. Bloomingdale is the recently retired President of the Pennsylvania American Federation of Labor and Congress of Industrial Organizations (“Pennsylvania AFL-CIO”), a labor federation. In addition to holding the President role for 12 years, he previously served as Secretary-Treasurer of the Pennsylvania AFL-CIO and has a more than four-decade career in labor relations. Mr. Bloomingdale graduated from the University of Arizona with a bachelor’s degree in government. The Board believes Mr. Bloomingdale’s finance and labor experience will strengthen AmeriServ’s human capital management efforts and position the Company to further expand its union business throughout Pennsylvania. Mr. Bloomingdale is a member of the audit committee.

David J. Hickton, 68

Director since: 2023

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Since 2017, Mr. Hickton has been the Founding Director of the Institute for Cyber Law, Policy and Security at the University of Pittsburgh, a research institute. Previously, he was the U.S. Attorney for the Western District of Pennsylvania from August 2010 until November 2016. Mr. Hickton also served as staff director and senior counsel to the House Select Subcommittee on the Coronavirus Crisis from May 2020 until June 2021. He received a bachelor’s degree from Pennsylvania State University and a J.D. from the University of Pittsburgh. The Board believes Mr. Hickton’s experience in cybersecurity, legal affairs, regulatory matters, and data security and privacy approaches will directly benefit the Company as it meets customers’ expectations for online and mobile services. Mr. Hickton is chair of the technology committee.

Daniel A. Onorato, 63

Director since: 2020

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Since 2012, Mr. Onorato has been Executive Vice President, Chief Corporate Affairs Officer for Highmark Health, a health and wellness organization headquartered in Pittsburgh, Pennsylvania. Prior to joining Highmark Health, he served two terms as chief executive of Allegheny County. Prior to that, Mr. Onorato served as Allegheny County’s controller and two terms on the Pittsburgh City Council. His professional background also includes work as an attorney and certified public accountant (CPA). Mr. Onorato has a bachelor’s degree in accounting from Pennsylvania State University and a J.D. from the University of Pittsburgh. We believe that his professional experience in healthcare, government, accounting and law make Mr. Onorato a valuable addition to our Board given the areas that banking touches. Mr. Onorato is a member of the investment/asset liability committee and the audit committee, on which he also serves as the Board’s designated audit committee financial expert under applicable SEC rules.

Class III Directors — Term Expires in 2025

Amy Bradley, 56

Director since: 2022

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Since March 2018, Ms. Bradley has been the President and Chief Executive Officer of the Cambria Regional Chamber of Commerce, a regional business organization. Prior to that, from June 2000 to March 2018, she was director of communication and public affairs of the Conemaugh Health System, a healthcare provider in Pennsylvania. Her professional background also includes work as a television news anchor at WJAC TV. We believe that, as an accomplished community leader, Ms. Bradley has a deep understanding of the challenges and opportunities our regional businesses are facing, as well as familiarity with securing the resources needed to aid and counsel them. Ms. Bradley is a member of the investment/ALCO committee.

Kim W. Kunkle, 68

Director since: 1994

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Since 1984, Mr. Kunkle has served as the President and Chief Executive Officer of Laurel Holdings, Inc. (“Laurel Holdings”), which is a closely held private company with wholly owned subsidiaries involved in underground utility construction, plumbing, janitorial services, metal machining, industrial tool distribution, and pipeline rehabilitation. Laurel Holdings employs over 200 and has sales in excess of $20 million. We believe that Mr. Kunkle’s professional experience managing a diverse organization of Laurel Holdings’ size demonstrates his ability to effectively oversee ASRV’s management as a member of the Board and continues to make valuable contributions to ASRV’s committees. Mr. Kunkle is a graduate of Duke University with a bachelor of arts in Management Science. Mr. Kunkle is Non-Executive Vice Chair of the Company and Chair of the Bank’s discount committee.

Jeffrey A. Stopko, 61

Director since: 2015

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Mr. Jeffrey A. Stopko has been the Chief Executive Officer and President of AmeriServ Financial, Inc. since March 24, 2015 and the Chief Executive Officer and President of AmeriServ Financial Bank since February 16, 2016. Mr. Stopko served as Interim Chief Executive Officer and President of AmeriServ Financial, Inc. from January 9, 2015 until March 24, 2015. Mr. Stopko served as Executive Vice President and Chief Financial and Administrative Officer of AmeriServ Financial, Inc. from May 2010 until January 9, 2015, where he directed all administrative services to include finance, information technology, credit administration and human resources. Prior to that, Mr. Stopko served as Chief Financial Officer and Principal Accounting Officer of AmeriServ Financial, Inc. since 1997, where he directed all financial and investment activities. He guided a major corporate balance sheet restructuring at AmeriServ that reduced the risk profile and provided the foundation for improved earnings. He is a licensed Certified Public Accountant with Big Four accounting experience. Mr. Stopko is a 1984 graduate of Bucknell University with a Bachelor of Science degree in Business Administration. Mr. Stopko’s extensive banking experience coupled with his accounting experience enables him to provide the Board with insight as to our operations, policies, and implementation of strategic plans.

Executive Officers

Our current executive officers and certain biographical information regarding them, other than Mr. Stopko, whose information is included above under “Directors,” is listed below. All data is as of the date hereof.

David A. Finui, age 69, President and Chief Executive Officer of AmeriServ Trust and Financial Services Company. Effective September 1, 2023, Mr. Finui was appointed the President and Chief Executive Officer of AmeriServ Trust and Financial Services Company. Until such appointment, Mr. Finui was the Executive Vice President and Director of Wealth and Capital Management of AmeriServ Trust and Financial Services Company since January 1, 2019. Prior to this appointment, Mr. Finui served as Senior Vice President/Personal Trust and Financial Services of the Trust Company from September 12, 2016. Prior to joining AmeriServ Trust and Financial Services Company, Mr. Finui was Vice President/Director of Business Development and promoted to Senior Vice President and Senior Wealth Management Advisor of S&T Bank’s Wealth Management division from July 2008 and Vice President/Trust Officer and promoted to Senior Vice President, Senior Wealth Management Advisor, Chief Retail Officer and Chief Operating Officer of Irwin Bank and Trust Company from November 1999.

Michael D. Lynch, age 63, Executive Vice President, Chief Financial Officer, Chief Investment Officer, and Chief Risk Officer of AmeriServ Financial, Inc. Mr. Lynch became Executive Vice President, Chief Financial Officer, Chief Investment Officer, and Chief Risk Officer on April 1, 2021. Mr. Lynch had been interim Chief Financial Officer of AmeriServ Financial, Inc. from January 15, 2015, until such appointment, following the promotion of Mr. Stopko. Mr. Lynch has served as Senior Vice President and Chief Investment and Chief Risk Officer of AmeriServ since 2013. He had been Vice President and Chief Investment Officer of AmeriServ from 2005 to 2013.

Delinquent Section 16(a) Reports

Based solely upon our review of the Forms 3 and Forms 4 filed by the beneficial owners of our Common Stock, we believe all reports required by Section 16(a) of the Exchange Act were filed on time, except for a purchase of Common Stock for Mr. Bloomingdale. This related to a single transaction which was reported once the inadvertent omission was recognized.

Corporate Governance Documents

A copy of our Employee Code of Ethics and Legal Code of Conduct, Code of Conduct for Directors, our Code of Ethics for Senior Financial Officers and the charters of our audit committee, nominating/corporate governance committee, compensation/human resources committee, and investment/ALCO committee are available on our website at https://investors.ameriserv.com/governance/governance-documents and any shareholder may obtain a printed copy of these documents by writing to Investor Relations, AmeriServ Financial, Inc., P.O. Box 430, Johnstown, Pennsylvania 15907-0430, by e-mail at info@ameriserv.com or by calling Investor Relations at (814) 533-5193.

Board and Committees 2023

The Board has various standing committees, including an audit committee, a compensation/human resources committee, an executive committee, an investment/ALCO committee, a nominating/corporate governance committee, and a technology committee, and each committee operates under a written charter. For information regarding availability of certain of these charters, see information under the heading “Corporate Governance Documents” below. Directors are expected to attend meetings of the Board, meetings of the committees on which they serve and the ASRV annual meeting of shareholders. During 2023, the Board held 15 meetings, the audit committee held 8 meetings, the executive committee held 0 meetings, the investment/ALCO committee held 4 meetings, the technology committee held 4 meetings, the compensation/human resources committee held 3 meetings, and the nominating/corporate governance committee held 3 meetings. There was 1 executive session of the Board excluding management. Each director attended at least 75% of the combined total of meetings of the Board and of each committee of which he or she was a member. Each director attended ASRV’s 2023 annual meeting of shareholders.

The composition of each of the committees, as of December 31, 2023, is below:

Name	Executive	Technology	Investment/ ALCO	Audit	Nominating/ Corporate Governance	Compensation/ Human Resources
J. Michael Adams, Jr.	X				Chair	X
Richard W. Bloomingdale				X
Amy Bradley			X
David J. Hickton		Chair
Kim W. Kunkle	X		Vice Chair			Vice Chair
Margaret A. O’Malley	Vice Chair	Vice Chair	X	Chair	Vice Chair	X
Daniel A. Onorato			Chair	Vice Chair
Mark E. Pasquerilla	Chair	X	X	X	X	Chair
Jeffrey A. Stopko		X	X
Michael D. Lynch			X
David A. Finui		X

The executive committee serves as a resource for management to seek guidance on issues between regularly scheduled meetings or with respect to matters that generally do not warrant calling a special board meeting. In addition, from time to time, the executive committee is asked to study strategic issues in greater depth. The executive committee is comprised of Directors Pasquerilla (Chair), O’Malley (Vice Chair), Adams and Kunkle.

The technology committee is comprised of Directors Hickton (Chair), O’Malley (Vice Chair), Pasquerilla, Stopko and Mr. Finui. The technology committee facilitates communication and cooperation between the Directors and Management regarding important issues related to technology.

The technology committee’s responsibilities include: (1) monitoring the deployment and usage of Information Technology throughout the Company using reports and presentations from management; (2) oversight of cyber security preparedness through information security reports, discussion of internal events and discussion of cyber security topics pertinent to the Company and the industry; (3) oversight of activities in support of the ASRV disaster recovery/business continuity (DR/BC) oversight to ensure optimal corporate resiliency in the unlikely event of a disaster; and (4) providing broad strategic guidance on the technology direction of ASRV by, among other things, overseeing the development of the ASRV Strategic Technology Plan.

The investment/ALCO committee is comprised of Directors Onorato (Chair), Kunkle (Vice Chair), Bradley, O’Malley, Pasquerilla, Stopko and Michael D. Lynch. This committee ensures the safety and soundness of the Company and its subsidiaries through proper asset/liability management and is responsible for, among other things: developing and overseeing our asset/liability management process, including developing investment policies and monitoring investment activities; monitoring management’s handling of risks to our balance sheet; and monitoring interest rate, liquidity and market risks in accordance with policies approved by the Board. The investment/ALCO committee meets regularly to review investment transactions and to discuss other strategic initiatives that relate to balance sheet management and structure as considered necessary.

The audit committee is comprised of Directors O’Malley (Chair), Onorato (Vice Chair), Bloomingdale, and Pasquerilla each of whom in the judgment of the Board is independent within the meaning of the NASDAQ listing requirements. Mr. Onorato is also designated as the audit committee financial expert and meets the qualifications to serve as such under the NASDAQ listing standards. This designation does not impose any duties, obligations or liabilities on Mr. Onorato that are greater than the duties, obligations or liabilities imposed on the other members of the Audit Committee. The audit committee is responsible for the appointment, compensation, oversight, and termination of our independent auditors. The audit committee is also responsible for oversight of internal audit and loan review. The committee is required to pre-approve audit and certain non-audit services performed by the independent auditors. The committee also assists the Board in providing oversight over the integrity of our financial statements, compliance with applicable legal and regulatory requirements and the performance of our internal audit function. The committee also is responsible for, among other things, reporting to our Board on the results of the annual audit and reviewing the financial statements and related financial and non-financial disclosures included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Importantly, from a corporate governance perspective, the audit committee regularly evaluates the independent auditors’ independence from ASRV and its management, including approving consulting and other legally permitted, non-audit services provided by our auditors and the potential impact of the services on the auditors’ independence. The committee meets periodically with our independent auditors and our internal auditors outside of the presence of management and possesses the authority to retain professionals to assist it in meeting its responsibilities without consulting with management. The committee reviews and discusses with management earnings releases, including the use of pro forma information (if applicable). The committee also discusses with management and the independent auditors the effect of accounting initiatives. The committee also is responsible for receiving and evaluating complaints and concerns relating to accounting and auditing matters.

The nominating/corporate governance committee is comprised of Directors Adams (Chair), O’Malley (Vice Chair), and Pasquerilla each of whom in the judgment of the Board is independent within the meaning of the NASDAQ listing standards. The nominating/corporate governance committee is responsible for nominating individuals to stand for election as directors at the annual meeting of shareholders, assisting the Board in the event of any vacancy on the Board by identifying individuals qualified to become Board members, recommending to the Board qualified individuals to fill such vacancy, and recommending to the Board, on an annual basis, nominees for each Board committee. The committee has the responsibility to develop and recommend criteria for the selection of director nominees to the Board, including, but not limited to, diversity, age, skills, experience, and time availability (including consideration of the number of other boards on which the proposed director sits) in the context of the needs of the Board and ASRV and such other criteria as the committee determines to be relevant at the time. The committee has the power to apply these criteria in connection with the identification of individuals to be Board members, as well as to apply the standards for independence imposed by our listing agreement with NASDAQ and all applicable federal laws in connection with this identification process.

The nominating/corporate governance committee does not maintain a formal diversity policy with respect to the identification or selection of directors for nomination to the Board. Diversity is just one of many factors the nominating/corporate governance committee considers in the identification and selection of director nominees. ASRV defines diversity broadly to include differences in race, gender, ethnicity, age, viewpoint, professional experience, educational background, skills and other personal attributes that can foster Board heterogeneity in order to encourage and maintain Board effectiveness.

The nominating/corporate governance committee considers potential candidates recommended by its members, management and others, including shareholders. In considering candidates recommended by shareholders, the committee will apply the same criteria it applies in connection with candidates recommended by the nominating/corporate governance committee. Shareholders may propose candidates to the nominating/corporate governance committee by delivering a notice to the nominating/corporate governance committee that contains the information required by Section 1.3 of our Bylaws. In addition, shareholders may nominate persons directly for election as directors in accordance with the procedures set forth in Section 1.3 of our Bylaws. A notice of any such nomination must contain all required information and must be mailed or delivered to our Non-Executive Chairman not less than 90 days or more than 120 days prior to the annual meeting. The nominating/corporate governance committee did not pay any fee to any third party to search for, identify and/or evaluate the 2023 nominees for directors.

The nominating/corporate governance committee is also responsible for making recommendations to the Board regarding, and monitoring compliance with: corporate governance principles applicable to the Company; matters involving the Company’s Articles of Incorporation, Bylaws, shareholder proposals, committee responsibilities and other corporate governance issues; and the Company’s policies, including, but not limited to, its Code of Ethics and Legal Code of Conduct, Code of Conduct for Directors, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and Policy on Personal Securities Transactions. The committee also serves as the initial reviewing forum for allegations of violations of the policies identified in this paragraph, as well as allegations of wrongdoing concerning directors and the chief executive officer.

The compensation/human resources committee is comprised of Directors Pasquerilla (Chair), Kunkle (Vice Chair), Adams, and O’Malley, each of whom in the judgment of the Board is independent within the meaning of the NASDAQ listing standards. The purpose of the committee is to ensure the compensation programs, including the incentive plans, do not encourage unnecessary or excessive risk to the value of ASRV; support the long-term mission of ASRV and help ASRV attract and retain high quality management and directors through competitive, flexible compensation arrangements that adequately reward significant achievement in a manner that is economically defensible and consistent with corporate performance; and comply with disclosure and other legal, tax and regulatory requirements. The committee’s oversight includes, but are not limited to, an understanding of ASRV’s long-term goals; director compensation; CEO total compensation including base salary compensation, cash-based incentive compensation and stock-based compensation; evaluate and review other executive base compensation, cash-based incentive compensation and stock-based compensation with compensation adjustments for ASRV’s other named executive officers in its proxy statement on an individual basis after receiving recommendations from the CEO; executive employment and change in control agreements; and review of management succession plans. The committee’s processes and procedures for determining executive compensation are described below under “Compensation Discussion and Analysis.” The committee’s procedure for determining director compensation is to benchmark director compensation against compensation paid by similar asset size publicly traded peer financial institutions. The committee also encourages stock ownership by directors by directing that the annual retainer be paid in our Common Stock and by facilitating the use of monthly Board fees for the purchase of additional shares of our Common Stock. The committee also has general oversight of human resources matters at ASRV’s subsidiaries. During 2023, the committee retained Strategic Compensation Planning, Inc. as its independent compensation consultant.

Board Leadership Structure and Risk Oversight

The Board currently separates the role of Non-Executive Chairman of the Board of Directors from the role of President and Chief Executive Officer. We believe that the separation of these roles, while not always necessary, is appropriate in the current economic and regulatory environment in which ASRV operates. We believe that the President and Chief Executive Officer should primarily focus on managing ASRV’s operations in a manner that executes its corporate strategy. Conversely, we believe that our Non-Executive Chairman of the Board of Directors should primarily focus on leading the Board’s oversight of corporate governance matters, monitoring the progress and effectiveness of the President and Chief Executive Officer and management in implementing the Company’s corporate strategy, and ensuring that the Board is receiving, with sufficient frequency, the information it requires to act effectively, including providing proper risk oversight.

We believe that each member of our Board in his or her fiduciary capacity has a responsibility to monitor and manage risks faced by ASRV. The Board has the Chief Risk Officer, representing management, making two detailed presentations to the entire Board each year. These presentations speak of each known risk in the Company, its severity, and the actions of management to eliminate it or at the very least to mitigate it. At a minimum this requires the members of our Board to be actively engaged in Board discussions, review materials provided to them, and know when it is appropriate to request further information from management and/or engage the assistance of outside advisors. Furthermore, because the banking industry is highly regulated, certain risks to ASRV are monitored by the Board through its review of ASRV’s compliance with regulations set forth by its regulatory authorities, including the Pennsylvania Department of Banking and Securities, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation, and recommendations contained in regulatory examinations.

We believe risk oversight is a responsibility for each member of the Board. Each of our committees concentrates on specific risks for which they have an expertise, and each committee is required to regularly report to the Board on its findings. For example, the investment/ALCO committee regularly monitors ASRV’s exposure to certain investment risks, such as the effect of interest rate or liquidity changes, while our audit committee monitors ASRV’s exposure to certain reputational risks by establishing and evaluating the effectiveness of the Company programs to report and monitor fraud and by monitoring ASRV’s internal controls over financial reporting. Our compensation/human resources committee’s role in monitoring the risks related to our compensation structure is discussed in further detail in the section titled “Our Compensation Policies and Risk” below.

Diversity

We are committed to supporting a culture of diversity and inclusion among our workforce and community. We have implemented various training sessions to promote a workforce and work environment that recognizes the value of a diverse employee base.

As we strive to build a more diverse workforce, we also focused on increasing diversity on the Board and the boards of our various subsidiaries. The vetting process for Board members includes diversity as a factor for consideration.

Board Diversity Matrix as of March 1, 2024

Total Number of Directors and Director Nominees of the Board:9

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors and Director Nominees of the Board	2	7	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	7	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

Insider Trading Policies; Hedging and Pledging Prohibition

We generally do not permit our directors, officers and employees to hedge their economic exposures to our Common Stock that they own by engaging in transactions involving puts, calls, or other derivative securities, zero-cost collars, forward sales contracts, or buying on margin or pledging shares as collateral for a loan, except such limitation shall not apply to our securities pledged by directors and officers as collateral for a loan prior to September 1, 2015. After September 1, 2015, our Board may, in its discretion, approve in advance a pledge of our securities by directors and officers as collateral for a loan in a particular case and as permitted by bank regulations after taking into consideration the magnitude of the number and market value of shares proposed to be pledged in relation to the number of outstanding shares and the market value and trading volume of outstanding shares (generally, the aggregate shares pledged should not exceed 5% of shares outstanding on the date of the pledge), the percentage of shares proposed to be pledged to the total shares owned by the pledger, the amount of shares proposed to be pledged in relation to the total shares then pledged by other directors and officers, and all other factors deemed relevant by our Board. We believe that permitting limited pledging of our securities to serve as collateral for a bona fide loan in appropriate circumstances will encourage our directors and officers to purchase and retain shares. We have also adopted insider trading policies and procedures governing the purchase, sale and/or other disposition of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards of NASDAQ.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Compensation

Introduction

The compensation/human resources committee administers our executive compensation program. The committee, which is composed entirely of independent directors, operates under a written charter and is responsible for determining and recommending to the full Board the total compensation of the President and Chief Executive Officer (the “CEO”) and, with the recommendations of the CEO, evaluating and reviewing the compensation of the other executive officers identified in the Summary Compensation Table that appears following this “Executive Compensation” (we refer to the CEO and the other executive officers identified in that table collectively as the “Named Executive Officers”), for administering our incentive compensation programs (including our stock incentive plan), for approving and overseeing the administration of our employee benefits programs, for providing insight and guidance to management with respect to employee compensation generally, and for reviewing and making recommendations to the Board with respect to director compensation. The committee retained Strategic Compensation Planning, Inc. as its independent compensation consultant for 2023.

The compensation/human resources committee annually reviews the adequacy of its charter and recommends changes to the Board for approval. The compensation/human resources committee meets at scheduled times during the year and also acts upon occasion by written consent. The chair of the committee reports on committee activities and makes committee recommendations at meetings of the Board.

Compensation Philosophy

Our executive compensation programs seek to achieve and maintain equity with respect to balancing the interests of shareholders and executive officers, while supporting our need to attract and retain competent executive management. Toward this end, the compensation/human resources committee has developed an executive compensation policy, along with supporting executive compensation plans and programs, which are intended to attain the following objectives:

•	emphasize the enhancement of shareholder value while effectively managing the Company for all key stakeholder groups which also includes customers, employees, and the communities in which we operate;

•support the acquisition and retention of competent executives;

•deliver the total executive compensation package in a cost-effective manner;

•reinforce key business objectives;

•provide competitive compensation opportunities for competitive results;

•encourage management ownership of our Common Stock; and

•comply with applicable regulations.

The committee collects and analyzes findings regarding competitive positioning of compensation in light of ongoing performance results. These findings generally assess: ASRV’s financial and securities market performance; executive compensation competitiveness by position (survey-based and peer-based); and aggregate organization-wide compensation competitiveness and total personnel costs. In light of this information, the committee recommends executive salary adjustments, recommends executive discretionary incentive/bonus plans, and administers our 2021 Equity Incentive Plan. Additionally, from time to time, the committee reviews other human resource issues, including qualified and non-qualified benefits, management performance appraisals, and succession planning.

In order to make the foregoing assessments, the committee uses comparisons of competitive executive pay practices taken from banking industry compensation surveys and, from time-to-time, consultation with independent executive compensation advisors. Peer groups and competitive compensation practices are determined using executive compensation packages at bank holding companies and subsidiaries of comparable size to us and our subsidiaries. However, the committee does not maintain a specific target percentile with respect to this peer group in determining executive compensation levels; however, our past practice has been to target executive compensation in the lowest quartile of comparable peer groups. A selection of national information is used for comparative compensation survey data, including data from a peer group of small-cap bank holding companies in our geographic area. The peer group, which consists of publicly traded bank holding companies with asset size of between $1 billion and $3 billion, is periodically revised, and, for 2023 compensation decisions, the group consisted of the following companies: ACNB Corporation, Franklin Financial Services Corporation, Chemung Financial Corporation, Codorus Valley Bancorp, Inc., First United Corporation, FNCB Bancorp, Citizens & Northern Corporation, Penns Woods Bancorp, Inc., Orrstown Financial Services, Inc., ESSA Bancorp, Inc., CB Financial Services, Inc., Ohio Valley Bancorp, LINKBANCORP, and Norwood Financial Corporation.

Our executive compensation policy is designed to encourage decisions and actions that have a positive impact on overall corporate performance. For that reason, participation is focused on executive officers who have the greatest opportunity to influence the achievement of strategic corporate objectives.

We use two components of the executive compensation program to establish and maintain the desired relationship between executive pay and performance.

The first component, the formal performance appraisal system, relates to annual salary adjustments. We establish quantitative and qualitative performance factors for each executive position, and annually evaluate the performance of the executive against these standards. We then integrate this appraisal with market-based adjustments to salary ranges to determine if a base salary increase is merited.

The second component of ensuring the desired relationship between executive pay and performance relates to the committee’s role in administering our 2021 Equity Incentive Plan and recommending executive discretionary cash incentive/bonus awards. The committee recommends cash and equity at-risk compensation awards to the Board when, in the judgment of committee members, such awards are justified by the performance of executive officers in relation to our performance with due regard for the level of risk assumed by the company.

The accounting and tax treatment of particular forms of compensation do not materially affect the committee’s compensation decisions. However, the committee evaluates the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to its compensation policies where appropriate.

Components of Compensation

The elements of compensation for the Named Executive Officers are generally comprised of the following:

•base salary,

•incentive opportunities under our cash- and stock-based incentive compensation program,

•equity awards under our 2021 Equity Incentive Plan,

•benefits under our pension plan,

•benefits under our health and welfare benefits plans, and

•certain limited perquisites.

1. Base Salary. The compensation/human resources committee reviews the base salaries of the Named Executive Officers on an annual basis as well as in the event of any promotion or significant change in job responsibilities. The committee reviews peer group data to establish a market-competitive executive base salary program, combined with a formal performance appraisal system that focuses on awards that are integrated with strategic corporate objectives. Salary income for each Named Executive Officer is reported in the Summary Compensation Table, which appears following this Compensation Discussion and Analysis.

2. Incentive Cash and Stock Compensation. We have an established, written executive incentive compensation plan, our Executive At-Risk Incentive Compensation Plan, which generally provides for payment of 75% in cash and 25% in stock for the achievement of corporate performance goals, weighted 75%, and individual performance goals, weighted 25%. In order to receive a payment under the plan, a participant has to be employed on the date of payout. With respect to the corporate performance goals for 2023, we based incentive award opportunities on both an annual company-wide budgeted return on assets (“ROA”) target, with a minimum payout threshold requiring 0.61%, and 65% of the average ROA for the previously named peer group, after excluding the highest and lowest performer. The maximum bonus targets for 2023 were 33%, 25%, and 28% of base salary for Messrs. Stopko, Lynch and Huerth, respectively. The compensation/human resources committee believes it set the performance measures for 2023 such that the performance goals were appropriate. Based upon publicly reported results for the year ended December 31, 2023, the Company reported a net loss of $3.3 million, so there was no payout for any of the named executive officers under the Executive At-Risk Incentive Compensation Plan.

3. Equity Awards. We use the grant of stock options under our 2021 Equity Incentive Plan as the primary vehicle for providing long-term incentive compensation opportunities to our senior officers, including the Named Executive Officers. The 2021 Equity Incentive Plan provides for the grant of restricted stock awards and qualified and non-qualified stock options. We grant all stock options with a per share exercise price that is not less than 100% of the fair market value of such shares on the date that the option is granted. Accordingly, grantees will not obtain any value from the option grant under our 2021 Equity Incentive Plan unless the market price of our Common Stock increases after the date of grant. The 2021 Equity Incentive Plan is designed to provide at-risk (incentive) compensation that aligns management’s financial interests with those of our shareholders, encourages management ownership of our Common Stock, supports the achievement of corporate short and long-term financial objectives, and provides competitive equity reward opportunities. We have not adopted any specific policy regarding the amount or timing of any stock-based compensation under our 2021 Equity Incentive Plan. Information concerning the number of options held by each Named Executive Officer as of December 31, 2023, is set forth in the Outstanding Equity Awards at Fiscal Year-End Table, which appears below. There were no equity awards granted during 2023 to any of the named executive officers.

4. Pension Plan and Deferred Compensation Plan. We maintain a defined benefit pension plan for the benefit of our employees, including the Named Executive Officers. Benefits under the plan are based upon an employee’s years of service and highest average compensation for a five-year period. The 2023 change in the actuarial present values of each Named Executive Officer’s accumulated benefit under the plan for each of Messrs. Stopko, Lynch and Huerth was an increase of $149,650, $124,979 and $176,451, respectively, which is also set forth in the Summary Compensation Table, which appears below. The actuarial present value of each Named Executive Officer’s accumulated benefit under the plan and the aggregate number of years of service credited to each Named Executive Officer is set forth in the Pension Benefits Table, which also appears below. Effective January 1, 2013, we amended the defined benefit pension plan to provide that non-union employees hired on or after that date are not eligible to participate. Effective January 1, 2014, we amended the defined benefit pension plan to provide that union employees hired on or after that date are not eligible to participate. Instead, such employees are eligible to participate in a qualified 401(k) retirement plan. All of the Named Executive Officers continue to participate in the defined benefit pension plan under the old plan provisions.

We also maintain the AmeriServ Financial Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), under which participants who are among a select group of management or highly compensated employees (including our Named Executive Officers) may elect to defer receipt of all or a portion of any annual incentive bonus and/or salary payable to such participants with respect to a fiscal year. Under the Deferred Compensation Plan, each participant may make an irrevocable deferral election before the beginning of the fiscal year to which such compensation relates. Participants can elect to receive distributions of their accounts in the Deferred Compensation Plan, either in a lump sum or in installments, commencing within 30 days following either (i) their separation of service or disability, or (ii) a specified date. Participants may elect to allocate the deferred amounts into an investment account and select among various investment options upon which the rate of return of the deferred amounts will be based. Participants’ investment accounts are adjusted periodically to reflect the deemed gains and losses attributable to the deferred amounts. Each participant is always 100% vested in their investment accounts. The Deferred Compensation Plan is a non-qualified deferred compensation plan. As such, the rights of all participants to any deferred amounts represent our unsecured promise to pay and the deferred amounts remain subject to the claims of the company’s creditors. Information about our Named Executive Officers participation in the Deferred Compensation Plan for 2023 can be found below under the caption “Nonqualified Deferred Compensation Plan.”

5. Health and Welfare Benefits. We provide health, life, and disability insurance, and other employee benefits programs to our employees, including the Named Executive Officers. The compensation/human resources committee is responsible for overseeing the administration of these programs and believes that our employee benefits programs should be comparable to those maintained by other members of our peer group so as to assure that we are able to maintain a competitive position in terms of attracting and retaining officers and other employees. We provide these employee benefits plans on a non-discriminatory basis to all full-time employees.

6. Perquisites. We provide our Named Executive Officers with additional benefits not generally available to our other employees. For example, as set forth in the footnotes to our Summary Compensation Table, which appears below, certain of our Named Executive Officers receive reimbursements for the purchase or lease of, and the operation expenses for, a motor vehicle and for country club membership fees and dues. The compensation/human resources committee believes that these perquisites are offered by its competitors for talented executive officers and allow us to remain competitive in attracting and retaining talented executive officers.

2023 Executive Officer Compensation

For 2023, we increased the Named Executive Officers’ base salaries in order to, among other things, maintain their compensation at a competitive level. The committee’s independent compensation consultant provided a study to the committee, which included the compensation levels of each of the Named Executive Officers and those from the previously identified peer group. The independent compensation consultant also examined with the committee the pay practices from other Pennsylvania, Maryland, New York, New Jersey, and Ohio based financial institutions with assets generally between $1 billion and $3 billion, with data from the Economic Research Institute used to normalize the information for Johnstown, Pennsylvania. The compensation/human resources committee also considered a number of factors in setting these new levels, including an annual review of peer compensation and the overall performance of the company.

As part of our compensation program, we entered into agreements with Messrs. Stopko, Lynch and Huerth pursuant to which they will be entitled to receive severance benefits upon the occurrence of certain enumerated events following a change in control. The events that trigger payment are generally those related to termination of employment without cause or detrimental changes in the executive’s terms and conditions of employment. See “Employment Contracts and Payments Upon Termination or Change in Control” below for a more detailed description of these events. We believe that this structure will help: (i) assure the executives’ full attention and dedication to the company, free from distractions caused by personal uncertainties and risks related to a pending or threatened change in control; (ii) assure the executives’ objectivity for shareholders’ interests; (iii) assure the executives of fair treatment in case of involuntary termination following a change in control; and (iv) attract and retain key talent during uncertain times.

Our Compensation Policies and Risk

The compensation/human resources committee discussed, evaluated, and reviewed with our chief risk officer all of the company’s employee compensation programs in light of the risks posed to us by such programs. The compensation/human resources committee also discussed, evaluated, and reviewed with our chief risk officer all of the compensation programs in which the Named Executive Officers participate to assess whether any aspect of these programs create risks that are reasonably likely to have a material adverse effect on us. The compensation/human resources committee met with our chief risk officer in February 2023 and November 2023 with respect to the foregoing.

At the conclusion of this review, the compensation/human resources committee determined that our compensation programs for our Named Executive Officers do not create risks that are reasonably likely to have a material adverse effect on us.

Restatement of Financial Statements

The compensation/human resources committee is of the view that, to the extent permitted by law, it has authority to retroactively adjust any cash or equity-based incentive award paid to any senior officer (including any Named Executive Officer) where the award was based upon our achievement of specified financial goals and it is subsequently determined following a restatement of our financial statements that the specified goals were not in fact achieved. There has been no restatement of our financial statements, and, therefore, there have been no retroactive adjustments of any cash or equity-based incentive award on such a basis.

Compensation Paid to Executive Officers

The following table sets forth information for the years ended December 31, 2021, 2022 and 2023 concerning the compensation of our Named Executive Officers for services in all capacities to us and our subsidiaries.

SUMMARY COMPENSATION TABLE

Name, Age and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Jeffrey A. Stopko, age 61 President and CEO of ASRV and AmeriServ Financial Bank	2023	390,830	0	0	0	0	149,650	20,959	561,439
	2022	377,423	0	0	0	0	0	21,335	398,758
	2021	362,600	47,863	0	35,400	0	22,210	14,275	482,348
Michael D. Lynch, age 63 Executive Vice President, CFO, Chief Investment Officer, & Chief Risk Officer of ASRV and AmeriServ Financial Bank and Treasurer of AmeriServ Trust and Financial Services Company	2023	239,500	0	0	0	0	124,979	11,771	376,250
	2022	231,175	0	0	0	0	0	11,567	242,742
	2021	218,225	21,823	0	26,550	0	44,318	8,009	318,925
James T. Huerth, age 62(2) Former President and CEO of AmeriServ Trust and Financial Services Company	2023	240,916	0	0	0	0	192,660	259,054	692,630
	2022	312,750	0	0	0	0	0	19,631	332,281
	2021	300,950	33,706	0	26,550	0	75,518	16,286	453,010
(1)	For 2023, includes, as applicable, (a) premiums we pay for life insurance policies with coverage limits above $50,000 for each named executive officer; (b) country club dues for Messrs. Stopko and Huerth; (c) the aggregate incremental cost of a company-provided automobile for Messrs. Stopko and Huerth and an auto allowance for Lynch; (d) our 401(k) plan matching contributions for each of Messrs. Stopko, Lynch, and Huerth, in the amount of $3,908, $2,371, and $2,409, respectively; and (e) separation amount equal to $244,125 for Mr. Huerth.

(2)	Effective August 28, 2023, Mr. Huerth ceased to be employed with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each Named Executive Officer as of December 31, 2023.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jeffrey A. Stopko	25,000	0	0	$3.18	2/19/2024
	10,000	0	0	$2.96	3/19/2025
	13,333	6,667(1)	0	$3.84	2/17/2031
Michael D. Lynch	6,000	0	0	$2.96	4/11/2026
	10,000	5,000(1)	0	$3.84	2/17/2031
James T. Huerth	10,000	0	0	$3.84	2/17/2031
(1)	Vested on February 17, 2024.

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS

FOR THE YEAR ENDED DECEMBER 31, 2023

Name	Plan Name	Number of years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Jeffrey A. Stopko	Defined Benefit Plan	37	1,065,555	0
Michael D. Lynch	Defined Benefit Plan	41	987,982	0
James T. Huerth	Defined Benefit Plan	14	939,681	0
(1)

The present value of accumulated benefits was calculated with the following assumptions. Retirement occurs at age 65. At that time, the participants take a lump sum based on the accrued benefit as of December 31, 2023. The lump sum is calculated using an interest rate of 5.12% and the IRS 2024 applicable mortality table for IRC Section 417(e). The lump sum is discounted to December 31, 2023, at a rate of 5.12% per year.

Benefits described in the foregoing table relate to the qualified defined benefit retirement plan. Remuneration for pension benefit purposes is total cash remuneration paid to an employee for a calendar year, including base salary, wages, commissions, overtime, bonuses and any other form of extra cash compensation and any pre-tax contributions under a qualified retirement or cafeteria plan. Effective January 1, 2015, excluded items include amounts contributed by the Employer under the plan, non-taxable fringe benefits, country club dues, company-paid automobiles, cafeteria plan refund reimbursements and employee automobile allowances. Effective January 1, 2016, excluded items also include our contributions to a health savings account. An employee’s benefit is determined on the basis of the employee’s final average compensation, which means the average annual compensation received by the employee in the five consecutive years out of ten years before the employee’s termination of employment for which the average annual compensation is highest.

As of December 31, 2023, Messrs. Stopko, Lynch, and Huerth are eligible for an early retirement benefit under the pension plan because they are at least 55 years old and have at least 10 years of credited service. The early retirement benefit is equal to the accrued normal retirement benefit reduced by five-ninths of one percent (5/9%) per month for each of the first five years and by five-eighteenths of one percent (5/18%) per month for each of the next five years by which the commencement date of the pension precedes the normal retirement date. Effective August 28, 2023, Mr. Huerth ceased to be employed with the Company and, as of December 31, 2023, had not yet elected to commence his benefit hereunder.

Retirement benefits under the pension plan are paid for the life of the employee with a right of survivorship with respect to ten years of post-retirement benefits. Other optional forms of benefits are available in actuarially equivalent amounts.

Nonqualified Deferred Compensation Plan

Set forth below is information regarding our Named Executive Officers’ participation in the AmeriServ Financial Executive Deferred Compensation Plan.

Nonqualified Deferred Compensation — 2023

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year-End ($)
James T. Huerth	21,463	—	16,209	—	344,127

Employment Contracts and Payments Upon Termination or Change in Control

We enter into employment contracts and change in control agreements with certain of our employees, including the Named Executive Officers, when we determine that an employment or change in control agreement is warranted in order to ensure the executive’s continued employment in light of prevailing market competition for the particular position held by the executive officer, or where it is determined it is necessary in light of the prior experience of the executive or our practices with respect to other similarly situated employees.

Mr. Stopko’s Employment Agreement

In connection with Mr. Stopko’s appointment as our President and Chief Executive Officer on April 27, 2015, we entered into an employment agreement with Mr. Stopko, which was for a period of two years from the effective date and automatically renews annually for a one-year term unless one party provides the other party a written non-renewal notice at least 90 days in advance of the end of such period. The employment agreement provides that Mr. Stopko must maintain a primary residence during his employment term in our primary market area and generally provides that Mr. Stopko may not compete with our business for at least two years following termination of his employment or solicit any of its employees, consultants, customers, clients, or vendors for at least one year following termination of his employment. Under his employment agreement, Mr. Stopko is entitled to, among other things: (i) an annual base salary of $285,000 ($393,930 as of December 31, 2023); (ii) participate in our health insurance and life insurance benefit plans, defined benefit program, 401(k) plan and long-term disability benefit plan; (iii) be eligible to receive annual bonuses, in such amounts and at such times, if any, as may be approved by our Board in accordance with the Executive At-Risk Compensation Plan as a level one participant, with such annual payment not to exceed 33% of Mr. Stopko’s base salary; and (iv) certain other perquisites related to personal time, use of a vehicle owned or leased by us, and country club membership expenses.

The employment agreement and Mr. Stopko’s employment may be terminated for cause (as defined in the employment agreement) by written notice from us. If the employment agreement is terminated for cause, Mr. Stopko’s rights under the employment agreement terminate as of the effective date of termination. The employment agreement also terminates without further payments to Mr. Stopko as of the termination date, in the event of his voluntary termination of employment (other than as specified following a change in control as defined in the employment agreement), retirement at his election, death or disability (as defined in the employment agreement). Mr. Stopko agrees that, in the event his employment under the employment agreement is terminated for any reason, he will concurrently resign as our director and a director of any of our respective affiliates if he is then serving as a director of any such entities.

In the event that Mr. Stopko’s employment is either involuntarily terminated other than for cause or disability in the absence of a change in control (as defined in the employment agreement), he will continue to receive his monthly base salary in effect on the date of termination for a period of twenty-four months and health insurance benefits substantially similar to those which Mr. Stopko was receiving immediately prior to the date of termination for the two year period immediately following the date of termination; provided that Mr. Stopko will be responsible for the payment of premiums for such benefits in the same amount as our active employees.

In the event that, following a change in control, either Mr. Stopko’s employment is terminated involuntarily other than for cause or disability or Mr. Stopko resigns after the occurrence of certain specified occurrences described below, Mr. Stopko will generally receive a cash lump-sum payment within 30 days following his termination in an amount equal to 2.99 times his annual base salary then in effect. In addition, for a period of three years following termination, we will arrange to provide Mr. Stopko with health insurance benefits substantially similar to those which Mr. Stopko was receiving immediately prior to the date of termination effect; provided that Mr. Stopko will be responsible for the payment of premiums for such benefits in the same amount as our active employees.

The additional specified circumstances include:

•

a reduction in his title, responsibilities, including reporting responsibilities, or authority, including such title, responsibilities, or authority as such may have been increased from time to time during the term of the employment agreement, which results in a material negative change to Mr. Stopko in the employment relationship;

•

the assignment of Mr. Stopko to duties inconsistent with his office as existed on the day immediately prior to the date of a change in control, which results in a material negative change to Mr. Stopko in the employment relationship;

•	a reduction in Mr. Stopko’s annual base salary in effect on the day immediately prior to the date of the change in control;

•

a termination of Mr. Stopko’s participation, on substantially similar terms, in any of our incentive compensation or bonus plans in which Mr. Stopko participated immediately prior to the change in control, or any change or amendment to any of the substantive provisions of any of such plans which would materially decrease the potential benefits to Mr. Stopko under any of such plans;

•

a failure by us to provide Mr. Stopko with benefits at least as favorable as those enjoyed by Mr. Stopko under any of our pension, life insurance, medical, health and accident, disability or other employee plans in which Mr. Stopko participated immediately prior to the change in control, or the taking of any action by us that would materially reduce any of such benefits in effect at the time of the change in control, unless such reduction relates to a reduction in benefits applicable to all employees generally; or

•our material breach of the employment agreement.

The employment agreement provides that in the event that any amounts or benefits payable to Mr. Stopko under the employment agreement as a result of his termination of employment, when added to other amounts or benefits which may become payable to him by us, would be subject to an excise tax, the amounts and benefits payable under the employment agreement will be reduced to such extent as may be necessary to avoid such imposition.

The employment agreement generally defines the term “change in control” as the occurrence of any of the following during the term of the employment agreement:

•

any “person” or “group” which is not an affiliate of AmeriServ (as those terms are defined or used in Section 13(d) of the Exchange Act), as enacted and in force on the date of the employment agreement) is or becomes the “beneficial owner” (as that term is defined in Rule 13d-3 under the Exchange Act, as enacted and in force on the date of the employment agreement) of our securities representing fifty percent (50%) or more of the combined voting power of our securities then outstanding; or

•

there occurs a merger, consolidation, share exchange, division or other reorganization involving us and another entity which is not our affiliate in which our shareholders do not continue to hold a majority of the capital stock of the resulting entity, or a sale, exchange, transfer, or other disposition of substantially all of our assets to another entity or other person which is not our affiliate.

The employment agreement generally defines the term “cause” as:

•

a material breach of the employment agreement by Mr. Stopko that is not cured by Mr. Stopko within 30 days following the date he received written notice from us of our intent to terminate his employment for cause as a result of such material breach;

•

Mr. Stopko’s commission of any act involving dishonesty or fraud or conduct, whether or not said act brings us into public disgrace or disrepute in any respect, including but not limited to acts of dishonesty or fraud, commission of a felony or a crime of moral turpitude;

•

gross negligence or willful misconduct by Mr. Stopko with respect to us or Mr. Stopko’s continuing and unreasonable refusal to substantially perform his duties with us as specifically directed by the Board; or

•

Mr. Stopko’s abuse of drugs, alcohol, or other controlled substances if Mr. Stopko has refused treatment for such substance abuse or has failed to successfully complete treatment for such substance abuse within the past 12 months.

In connection with the employment agreement, a termination for “good reason” will be considered to have occurred if such termination occurs absent a change in control and is on account of a reduction in the Executive’s annual base salary except for: (i) across-the-board salary reductions similarly affecting all our salaried employees; or (ii) across-the-board salary reductions similarly affecting all our senior executive officers. Mr. Stopko’s right to terminate employment for good reason is subject to the following conditions: (a) we will pay amounts payable upon a good reason termination if Mr. Stopko actually terminates employment within two years following the initial existence of the good reason event; and (b) Mr. Stopko must provide written notice to us of the good reason event within 90 days of the initial existence of the event and we must be given at least 30 days to remedy such situation.

Mr. Lynch’s Change in Control Agreement

On February 19, 2016, we entered into a change in control agreement with Mr. Lynch. The initial term of the agreement is for three years and the agreement annually renews for a term ending three years from each annual anniversary date, unless a party has given the other party written notice at least 60 days prior to such anniversary date that such party does not agree to renew the employment agreement. Under the agreement, if we or a successor terminate Mr. Lynch’s employment, without cause, or if Mr. Lynch terminates employment upon the occurrence of certain events (following his written notice to us within 90 days of the occurrence of any event of good reason and our failure to cure the same within 30 days of receipt of such notice) following a change in control, he will be entitled to certain severance benefits; provided that he executes a release agreement. The severance benefits under the agreement consist of the following:

•

a lump-sum payment, within 30 days following termination, equal to one times his base salary then in effect, or immediately prior to any reduction which would entitle to Mr. Lynch to terminate his employment under certain circumstances under the agreement;

•

a lump-sum payment, within 30 days following termination, equal to the present value (determined based upon 120% of the then prevailing monthly short-term applicable federal rate) of the excess of (i) the aggregate retirement benefits Mr. Lynch would have received under the terms of each and every retirement plan (as defined in the agreement) had he (A) continued to be employed for one more year, and (B) received (on a pro rata basis, as appropriate) the greater of (1) the highest compensation taken into account under each such retirement plan with respect to one of the two years immediately preceding the year in which the date of termination occurs, or (2) his annualized base compensation in effect prior to the date of termination (or prior to any reduction which would entitle to Mr. Lynch to terminate his employment under certain circumstances under the agreement), over (ii) the retirement benefits he actually receives under the retirement plans;

•

for a period of one year from the date of termination of employment, life, disability, and medical insurance benefits will be provided at levels equivalent to the highest levels in effect for Mr. Lynch during any one of the three calendar years preceding the year in which notice of termination is delivered, or, to the extent such benefits cannot be provided under a plan because Mr. Lynch is no longer an employee, a lump sum cash payment equal to the after tax cost (estimated in good faith by us) of obtaining such benefits, or substantially similar benefits, within 30 days following termination; and

•

all unvested stock options will become immediately vested, and such options will be exercisable at any time prior to the earlier of the expiration date of such options or the date which is 90 days after termination of employment.

If Mr. Lynch becomes entitled to receive the severance benefits under the agreement, he will be subject to a covenant not to compete and an agreement not to solicit our customers or employees for 12 months following termination of employment.

The agreement generally defines the term “change in control” as the occurrence of any of the following during the term of the agreement:

•

any “person” or “group” (as those terms are defined or used in Section 13(d) of the Exchange Act), as enacted and in force on the date of the agreement) is or becomes the “beneficial owner” (as that term is defined in Rule 13d-3 under the Exchange Act, as enacted and in force on the date of the agreement) of our securities representing 24.99% or more of the combined voting power of our securities then outstanding; or

•

there occurs a merger, consolidation, share exchange, division or other reorganization involving us and another entity which is not our affiliate in which our shareholders do not continue to hold a majority of the capital stock of the resulting entity, or a sale, exchange, transfer, or other disposition of substantially all of our assets to another entity or other person; or

•

there occurs a contested proxy solicitation or solicitations of our shareholders which results in the contesting party or parties obtaining the ability to elect a majority of the members of our Board standing for election at one or more meetings of our shareholders.

The agreement generally defines the term “cause” as:

•	a material breach of any provision of the agreement that Mr. Lynch fails to cure within 30 days following his receipt of written notice from us specifying the nature of his breach; or
•	willful misconduct of Mr. Lynch that is materially adverse to the best interests, monetary or otherwise, of AmeriServ; or
•	conviction, or the entering of a plea of guilty or nolo contendere, of a felony or of any crime involving moral turpitude, fraud or deceit.

The additional specified triggering circumstances following a change in control include:

•

any material reduction in his title, responsibilities, including reporting responsibilities, or authority, including such title, responsibilities, or authority as such may have been increased from time to time during the term of the agreement;

•

the assignment of Mr. Lynch to duties inconsistent with his office as existed on the day immediately prior to the date of a change in control, which has a material negative impact to Mr. Lynch on the employment relationship;

•	any material reduction in Mr. Lynch’s annual base salary in effect on the day immediately prior to the date of the change in control;
•

any failure to continue Mr. Lynch’s participation, on substantially similar terms, in any of our incentive compensation or bonus plans in which Mr. Lynch participated immediately prior to the change in control, or any change or amendment to any of the substantive provisions of any of such plans which would materially decrease the potential benefits to Mr. Lynch under any of such plans;

•

any failure by us to provide Mr. Lynch with benefits at least as favorable as those enjoyed by Mr. Lynch under any of our pension, life insurance, medical, health and accident, disability or other employee plans in which Mr. Lynch participated immediately prior to the change in control, or the taking of any action by us that would materially reduce any of such benefits in effect at the time of the change in control, unless such reduction relates to a reduction in benefits applicable to all employees generally; or

•our breach of any provision of the agreement.

Mr. Huerth’s Employment Agreement

On August 28, 2023, Mr. Huerth was separated from employment with the Company and its affiliates. Under the terms of his employment agreement, dated May 10, 2010, with the Bank, Mr. Huerth received a severance payment equal to 0.75 times his annual base salary currently in effect and nine months of continued health insurance benefits, which amounted to, in the aggregate, $244,125.

The table below summarizes the payments the Named Executive Officers (other than Mr. Huerth which is described above) would receive if they were terminated as of, or if a change in control occurred on, December 31, 2023.

				Before Change in Control		After Change in Control
		Termination for Death or Disability	Involuntary Termination for Cause	Involuntary Termination without Cause	Voluntary Termination for Good Reason	Involuntary Termination without Cause	Voluntary Termination for Good Reason
Jeffery A. Stopko	Severance(1)	$0	$0	$733,734	$733,734	$1,168,582	$1,168,582
	Welfare continuation(2)	$0	$0	$27,525	$27,525	$ 40,072	$ 40,072
	Value of Accelerated Stock Options	$0	$0	$0	$0	$ 0	$ 0
	Potential reduction in payout due to operation of Code Section 280G	$0	$0	$0	$0	$(127,176)	$ (127,176)
	Total	$0	$0	$761,259	$761,259	$1,081,477	$1,081,477
Michael D. Lynch	Severance(1)	$0	$0	$0	$0	$239,500	$239,500
	Additional retirement benefit payment	$0	$0	$0	$0	$127,350	$127,350
	Welfare continuation(2)	$0	$0	$0	$0	$17,835	$17,835
	Value of Accelerated Stock Options	$0	$0	$0	$0	$0	$0
	Potential reduction in payout due to operation of Code Section 280G	$0	$0	$0	$0	$0	$0
	Total	$0	$0	$0	$0	$384,685	$384,685
(1)	For severance and welfare continuation payment calculation, and time and form of such payments, see “Employment and Severance Agreements.”
(2)	Assumes no increase in the cost of welfare benefits.

Compensation of Directors

The following table sets forth information concerning compensation that we or the Bank or the Trust Company paid or accrued to each non-employee member of our Board during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total
J. Michael Adams, Jr.	$98,500	$27,500	$126,000
Amy Bradley	$35,400	$27,500	$62,900
Richard W. Bloomingdale	$19,400	$16,038	$35,438
Allan R. Dennison(2)	$45,000	$11,458	$56,458
David J. Hickton	$19,200	$16,042	$35,242
Kim W. Kunkle	$63,950	$27,500	$91,450
Margaret A. O’Malley	$42,700	$27,500	$70,200
Daniel A. Onorato	$30,600	$27,500	$58,100
Mark E. Pasquerilla	$52,000	$27,500	$79,500
Sara A. Sargent(2)	$23,500	$11,458	$34,958
(1)

Represents the price paid for such shares purchased in the open market. All non-employee independent directors serving as of May 16, 2023, received an annual retainer of $27,500 payable in shares of our Common Stock, which amounted to 9,557 shares with the exception of Mr. Bloomingdale and Mr. Hickton who became Directors after May 16, 2023. Mr. Bloomingdale received an annual retainer of $16,038 payable in shares of our Common Stock, which amounted to 4,866 shares.  Mr. Hickton received an annual retainer of $16,041 payable in shares of our Common Stock, which amounted to 4,998 shares.  Board meeting and committee meeting attendance fees are paid in cash.  For such stock awards, the Trust Company engages in open market purchases on each director’s behalf over a period of several days until sufficient shares are purchased for the account of all directors up to the annual retainer amount. Shares are allocated to the accounts of each director on the basis of such average price.

(2)	Each of Mr. Dennison and Ms. Sargent retired as members of our Board on May 26, 2023.

In 2023, all ASRV and Bank board meetings were held separately with separate agendas and minutes. During 2023, non-employee directors received $1,000 for each ASRV Board meeting and $750 for each Bank board meeting attended and received $600 for their attendance at certain committee meetings of the ASRV and Bank board of directors. In 2023, each committee Chair received an annual retainer of $2,500 in addition to the committee meeting fee. However, directors frequently were not compensated for specially called committee meetings, telephonic meetings, or committee meetings convened for a limited purpose. Mr. Adams, in connection with his service as non-executive Chairman of the Board and all subsidiaries after May 26, 2023, received a monthly retainer of $9,000.  Mr. Kunkle, in connection with his service as non-executive Vice Chairman of the Board and all subsidiaries after May 26, 2023, received a monthly retainer of $6,000.  Prior to his retirement, Mr. Dennison, in connection with his service as non-executive Chairman of the Board and all subsidiaries during 2023, received a monthly retainer of $9,000.

Directors Adams, Kunkle and O’Malley are also directors of the Trust Company. Prior to their respective retirements, Mr. Dennison and Ms. Sargent were also directors of the Trust Company. Directors serving on the board of directors of the Trust Company, other than Mr. Adams after May 26, 2023 and Mr. Dennison, received $750 for each Trust Company board of directors meeting attended. Mr. Adams receives no additional compensation for attending such meetings after his appointment as Non-Executive Chairman of the Board.  Mr. Dennison received no additional compensation for attending such meetings.

Mr. Adams and, prior to his retirement, Mr. Dennison also serve on the board of directors of West Chester Capital Advisors, a wholly-owned subsidiary of the Bank. Messrs. Adams and Dennison received no additional compensation for attending such meetings.

Director Deferred Compensation Plan

Under the Deferred Compensation Plan for Directors of AmeriServ Financial, Inc., which we refer to as the “Director Plan,” each director may defer receipt of all or a portion of any cash fees that are payable to the director for service on our Board or that of our affiliate. Deferred fees either: (i) accrue simple interest daily from the date of the deferral election until the date of distribution at an annual rate of return determined by the administrator of the Director Plan, in its sole discretion; or (ii) in the discretion of the administrator of the Director Plan, achieve a pre-tax rate of return based upon the participant’s selection among various investment options from the date of the deferral election until the date of distribution. Each participant is 100% vested with respect to the amounts deferred and any earnings with respect to such deferral. The Director Plan is a nonqualified deferred compensation plan. As such, the rights of all participants to any deferred amounts represent our unsecured promise to pay and the deferred amounts remain subject to the claims of our creditors.

Compensation/Human Resources Committee Interlocks and Insider Participation

Directors Pasquerilla (Chair), Kunkle (Vice Chair), Adams, and O’Malley are excluded from participation in any plan administered by the compensation/human resources committee while serving as a member of such committee, except for participation in the Independent Directors’ Annual Retainer Plan (the committee’s administration of which is limited to coordinating the payment of a predetermined retainer), a non-employee director deferred compensation plan, and the 2021 Equity Incentive Plan, which was previously approved by shareholders on April 27, 2021.

None of our executive officers serves as a member of the Board, or on the compensation committee, of any entity that has one or more executive officers serving on our Board or compensation/human resources committee.

Pay Versus Performance Information

In August 2022, the SEC adopted final rules to implement Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The following information about the relationship between executive compensation actually paid and certain financial performance of the Corporation is provided pursuant to Item 402(v) of SEC Regulation S-K.

Year	Summary Compensation Table Total for Principal Executive Officer (“PEO”)(1)	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers (“NEOs”)(3)	Average Compensation Actually Paid to Non- PEO NEOs(4)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return (“TSR”)(5)	Net Income (Loss) (thousands)(6)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2023	$561,439	$519,383	$534,440	$522,473	$107.35	$(3,346)
2022	$398,758	$403,714	$287,512	$291,170	$132.75	$7,448
2021	$482,348	$510,997	$385,968	$408,148	$126.20	$7,072
(1)

The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Stopko (President and Chief Executive Officer) for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation—Summary Compensation Table.”

(2)

The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Stopko, as computed in accordance with Item 402(v) of SEC Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Stopko during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Mr. Stopko’s total compensation for each year to determine the compensation actually paid:

Year	Reported Summary Compensation Table Total for PEO	Reported Value of Equity Awards(a)	Equity Award Adjustments(b)	Compensation Actually Paid to PEO
2023	$561,439	$—	$(42,056)	$519,383
2022	$398,758	$—	$4,956	$403,714
2021	$482,348	$35,400	$28,649	$510,997
(a)	The grant date fair value of equity awards represents the total of the amounts reported in the “Option Awards” columns in the Summary Compensation Table for the applicable year.
(b)

The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end fair value of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) an amount equal to the change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in  same applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, an amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

Year	Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	Total Equity Award Adjustments
2023	$—	$(4,667)	$—	$(37,389)	$—	$—	$(42,056)
2022	$—	$933	$—	$4,023	$—	$—	$4,956
2021	$35,600	$—	$—	$28,449	$—	$—	$28,649

(3)

The dollar amounts reported in column (d) represent the average of the amounts reported for our company’s named executive officers as a group (excluding Mr. Stopko) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the named executive officers (excluding Mr. Stopko) included for purposes of calculating the average amounts in each applicable year are as follows: for 2023, 2022 and 2021, Mr. Huerth, and Mr. Lynch.

(4)

The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the named executive officers as a group (excluding Mr. Stopko), as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the named executive officers as a group (excluding Mr. Stopko) during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the named executive officers as a group (excluding Mr. Stopko) for each year to determine the compensation actually paid, using the same methodology described in Note 2 above:

Year	Average Reported Summary Compensation Table Total for Non-PEO NEOs	Average Reported Value of Equity Awards	Average Equity Award Adjustments(a)	Average Compensation Actually Paid to Non-PEO NEOs
2023	$534,440	$—	$(11,967)	$522,473
2022	$287,512	$—	$3,658	$291,170
2021	$385,968	$26,550	$22,180	$408,148
(a)	The amounts deducted or added in calculating the total average equity award adjustments are as follows:

Year	Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	Total Equity Award Adjustments
2023	$—	$(1,750)	$—	$(10,217)	$—	$—	$(11,967)
2022	$—	$700	$—	$2,958	$—	$—	$3,658
2021	$26,700	$—	$—	$22,030	$—	$—	$22,180

(5) Cumulative TSR is calculated by dividing the sum of the cumulative amount of cash dividends for the measurement period, assuming dividend reinvestment, and the difference between the Corporation’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period.

(6) The dollar amounts reported represent the amount of net income (loss) reflected in our consolidated audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table

In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between information presented in the Pay Versus Performance Table.

Compensation Actually Paid and Net Income (Loss)

In 2021 and 2022, net income was $7.1 million and $7.4 million, respectively, representing a 5.32% increase year over year. In 2023, net income was negative $3.3 million, representing a 144.9% decrease year over year from 2022. The graph below displays the relationship between this net income fluctuation and compensation actually paid to the PEO and NEOs:

Relationship Between NEO Compensation Actually Paid and Company Net Income
Compensation Actually Paid
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$-
Net Income (in thousands)
$8,000
$6,000
$4,000
$2,000
$-
$(2,000)
$(4,000)
FY2021
FY2022
FY2023
CEO Comp. Actually Paid
Non-CEO NEOs Comp. Actually Paid
Net Income $7,072 $7,448 $(3,346)

Compensation Actually Paid and Cumulative TSR

In 2021, 2022, and 2023 our cumulative TSR on the value of a fixed $100 investment was $126.20, $132.75, and $107.35 respectively. The graph below displays the relationship between the change in the cumulative TSR and compensation actually paid to the PEO and NEOs:

Relationship Between NEO Compensation Actually Paid and Company TSR
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$-
Compensation Actually Paid
$140
$120
$100
$80
$60
$40
$20
$-
Total Shareholder Return (TSR)
FY2020
FY2021
FY2022
FY2023
CEO Comp. Actually Paid
Non-CEO NEOs Comp. Actually Paid
Value of $100 Investment

All information provided above under the “Pay Versus Performance Information” heading will not be deemed to be incorporated by reference in any filing of our company under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of shares remaining for issuance under the Company’s outstanding equity incentive plans as of December 31, 2023.

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	245,000	$3.64	600,000
Equity compensation plans not approved by security holders	—	—	—
Total	245,000	$3.64	600,000

Security Ownership of Directors and Management

The following table sets forth information concerning the number of shares of our Common Stock beneficially owned, as of March 1, 2024, by each present director, nominee for director, and each executive officer named in the Summary Compensation Table as well as by all directors, nominees, and executive officers as a group.

Name of Beneficial Owner(1)	Shares Beneficially Owned	Percent of Class (%)
J. Michael Adams, Jr.(3)	152,438	*
Richard W. Bloomingdale	9,919	*
Amy Bradley	14,098	*
David A. Finui(2)	21,143
David J. Hickton	4,998	*
Kim W. Kunkle(4)	214,413	1.3
Michael D. Lynch(2)	35,332	*
Margaret A. O’Malley	357,328	2.1
Daniel A. Onorato	33,502	*
Mark E. Pasquerilla(5)	486,237	2.8
Jeffrey A. Stopko(2)(6)	164,189	*
Officers, Directors and Nominees for Director as a Group (11 persons)(2)	1,493,597	8.7%
*	Less than 1%

(1)

Except as noted below, each of the identified beneficial owners, including the officers, directors and nominees for director, has sole investment and voting power as to all the shares beneficially owned with the exception of those held jointly by certain officers, directors and nominees for director with their spouses or directly by their spouses or other relatives. In addition, unless otherwise indicated, the address for each person is c/o AmeriServ Financial, Inc., P.O. Box 430, Johnstown, Pennsylvania 15907-0430.

(2)

Includes shares of our Common Stock that may be acquired within sixty (60) days after the Record Date upon the exercise of presently exercisable stock options that were granted under the 2011 Stock Incentive Plan as follows:

Finui — 20,000 Lynch — 21,000 Stopko — 30,000

(3)

Includes 23,897 shares of our Common Stock held in a voting trust for the benefit of his parents, of which Mr. Adams serves as voting trustee, and 50 shares of our Common Stock held on behalf of his child.

(4)	Includes 67,390 shares of our Common Stock held by Laurel Holdings, Inc., of which Mr. Kunkle is an officer. With respect to each, Mr. Kunkle has voting and investment power.
(5)

Includes 287,150 shares of our Common Stock held by Pasquerilla Enterprises LP, of which Mark E. Pasquerilla is the sole member of its general partner, and has the power to vote such shares, and 125,500 shares held by the Marenrico Partnership, of which Mr. Pasquerilla is one of the partners and has the power to vote such shares. 125,500 shares held by Marenrico Partnership and 287,150 shares held by Pasquerilla Enterprises LP are separately pledged to financial institutions.

(6)	Includes 79,434 shares of our Common Stock held in Mr. Stopko’s 401(k) plan.

Other Shareholders

Based on filings made under the Exchange Act, as of March 1, 2024, the only persons known by us to be beneficial owners of five percent or more of the outstanding shares of our Common Stock were as follows:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
SB Value Partners, L.P.(1)	1,320,760	7.7%
1903 San Pedro Ave. San Antonio, TX 78212-3310
Tontine Financial Partners, L.P.(2)	1,246,113	7.3%
1 Sound Shore Drive, Suite 304 Greenwich, CT 06830-7251
Dimensional Fund Advisors LP(3)	1,169,279	6.8%
Building One 6300 Bee Cave Road Austin, TX 78746
(1)	This information is based upon a Schedule 13G filed on August 15, 2023 with the SEC.
(2)

Includes its general partner, Tontine Management, L.L.C., and Jeffrey L. Gendell, who serves as the managing member of the general partner. This information is based upon Amendment No. 3 to a Schedule 13G filed on February 13, 2024 with the SEC.

(3)

Includes subsidiaries of Dimensional Fund Advisors LP (“Dimensional”), four investment companies to which Dimensional furnishes investment advice and certain other commingled fund, group trusts and separate accounts to which Dimensional may serve as investment manager or sub-adviser.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board undertakes a formal review of director independence semi-annually with input from outside corporate counsel. This process consists of an oral question and answer session at a board meeting at which all directors hear the responses of each director and have an opportunity to evaluate the facts presented. As part of this question and answer session, each director is asked to confirm that there are no facts or circumstances with respect to the director that would be in conflict with the NASDAQ listing standards regarding independence or that would otherwise compromise the director’s independence. This independence review is further supplemented by an annual questionnaire that directors are required to complete that contains a number of questions designed to ascertain the facts necessary to determine independence, as well as facts regarding any related party transactions. Based upon these reviews, the Board has determined that all of our current directors, other than Mr. Stopko, our President and Chief Executive Officer, are

independent. In making this determination, the Board considered a number of specific relationships between directors and ASRV as follows:

•

Director Kunkle is the majority owner of Laurel Holdings, Inc. Among other things, Laurel Holdings operates a company that provides janitorial services to the Company. In 2023, the Company paid Laurel Holdings the sum of approximately $293,000 for these services. The amount paid represents less than five percent of Laurel Holdings’ consolidated revenues. Accordingly, the Board concluded that the existence of this relationship did not impair Mr. Kunkle’s independence.

Transactions With Related Parties

Certain directors, nominees, and executive officers or their associates were customers of and had transactions with the Company or its subsidiaries during 2023. Transactions that involved loans or commitments by the Bank were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than the normal risk of collectability or present other unfavorable features. All transactions, products or services provided to the directors, nominees, executive officers, or their associates by the Company or its subsidiaries are on substantially the same terms and conditions that those directors, nominees, executive officer, or their associates could receive elsewhere.

Review, Approval or Ratification of Transactions with Related Persons

Our audit committee charter requires that the audit committee approve all related party transactions other than routine deposit relationships and loans that otherwise comply with federal regulations. ASRV also reviews the independence of directors semi-annually. During this process, related party transactions are disclosed to all board members.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

On March 9, 2023, the audit committee of our Board extended the engagement of Snodgrass to provide audit, tax, and benefit plan audit services and September 7, 2023 for SSAE 18 audit related services for the years ending on December 31, 2023, 2024 and 2025. Snodgrass has audited our consolidated financial statements as of and for the year ended December 31, 2023. The report on those consolidated financial statements appears in this Annual Report on Form 10-K.

Audit Fees

The following table sets forth the aggregate fees billed to us by Snodgrass for the fiscal years ended December 31, 2023, and December 31, 2022.

	2023	2022
Audit Fees	$298,375	$268,146
Audit-Related Fees	147,828	120,831
Tax Fees	35,390	35,100
All Other Fees	0	24,267

“Audit Fees” include fees for audit services associated with the integrated audit of the company’s financial statements and internal controls over financial reporting, the services associated with the quarterly reviews of Form 10-Q and the annual Form 10-K, compliance audit procedures required by HUD and out-of-pocket expenses for all services aforementioned.

“Audit-Related Fees” includes fees associated with the SSAE 18 examination issued by the Trust Company, the audit of the 401(k) profit sharing plan on Form 11-K, an audit of certain common and collective funds of the Trust Company, the surprise custody examination of procedures for our registered investment advisory subsidiary and out-of-pocket expenses for all services aforementioned.

“Tax Fees” includes tax preparation, tax compliance and tax advice.

“All Other Fees” include an information technology network security assessment.

The audit committee’s Pre-Approval Policy is available on the Company’s website at:

https://investors.ameriserv.com/governance/governance-documents.

The audit committee pre-approves all audit and legally permissible non-audit services provided by Snodgrass in accordance with the pre-approval policies and procedures adopted by the committee at its meeting on August 3, 2023 and further updated on October 19, 2023. These services may include audit services, audit-related services, tax services and other services. Under the policy, pre-approved services include pre-approval of non-prohibited services for a limited dollar amount. A list of the prohibited non-audit services as defined by the SEC is attached to the pre-approval policy. The SEC’s rule and relevant guidance will be consulted to determine the precise definitions of these services and the applicability of exceptions to certain of the prohibitions.

The pre-approval fee levels for all services to be provided by Snodgrass are established annually by the audit committee. Any proposed services exceeding these levels will require specific pre-approval by the audit committee. All services performed by Snodgrass in 2023 were pre-approved in accordance with the pre-approval policy.

PART IV

ITEM 15.   EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2023 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under SEC accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

3.1	Amended and Restated Articles of Incorporation as amended through August 11, 2011.	Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011

3.2	Bylaws, as amended and restated effective April 2, 2020.	Exhibit 3.1 to the Current Report on Form 8-K filed on April 6, 2020

4.1	Description of Capital Stock.	Attached

10.1	Employment Agreement, dated April 27, 2015, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2015

10.2	AmeriServ Financial, Inc. 2021 Equity Incentive Plan.	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 23, 2021

10.3	AmeriServ Financial, Inc. Deferred Compensation Plan.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2014

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

10.4	Employment Agreement, dated February 19, 2016, between AmeriServ Financial, Inc. and Michael D. Lynch.	Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2016

10.5	Employment Agreement, dated May 17, 2010, between AmeriServ Financial, Inc. and James T. Huerth.	Exhibit 10.1 to the Current Report on Form 8-K filed on August 29, 2023

10.6	AmeriServ Financial, Inc. 2011 Stock Incentive Plan.	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 21, 2011

21.1	Subsidiaries of the Registrant.	Attached

23.1	Consent of Independent Registered Public Accounting Firm.	Attached

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached

97	AmeriServ Financial, Inc. & Subsidiaries Compensation Recovery/Clawback Policy.	Attached
101

The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

Attached

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Attached

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

	By :	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President & CEO
Date: March 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2024:

/s/ J. Michael Adams, Jr.	Chairman	/s/ Kim W. Kunkle	Vice Chairman
J. Michael Adams, Jr.	Director	Kim W. Kunkle	Director

/s/ Jeffrey A. Stopko	President & CEO (principal executive officer)	/s/ Michael D. Lynch	EVP & CFO
Jeffrey A. Stopko	Director	Michael D. Lynch	(principal financial and accounting officer)

/s/ Richard W. Bloomingdale	Director	/s/ Margaret A. O’Malley	Director
Richard W. Bloomingdale		Margaret A. O’Malley

/s/ Amy M. Bradley	Director	/s/ Daniel A. Onorato	Director
Amy M. Bradley		Daniel A. Onorato

/s/ David J. Hickton	Director	/s/ Mark E. Pasquerilla	Director
David J. Hickton		Mark E. Pasquerilla

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL BANK OFFICE LOCATIONS	AMERISERV LOAN PRODUCTION LOCATIONS

HEADQUARTERS

Main Office Johnstown
216 Franklin Street
Johnstown, PA 15901
1-800-837-BANK (2265)

Carrolltown
101 S. Main Street
Carrolltown, PA 15722

Central City
104 Sunshine Avenue
Central City, PA 15926

Derry
112 S. Chestnut Street
Derry, PA 15627

East Hills Drive Up
1213 Scalp Avenue
Johnstown, PA 15904

Eighth Ward*
1059 Franklin Street
Johnstown, PA 15905

* Office location closed effective

February 29, 2024

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

P.O. Box 505000

Louisville, KY 40233-5000

Shareholder Inquiries: 1-800-730-4001

Internet Address: http://www.Computershare.com

INFORMATION

Analysts, investors, shareholders, and others seeking financial data about AmeriServ Financial, Inc. or any of its subsidiaries’ annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports are asked to contact Michael D. Lynch, Executive Vice President & Chief Financial Officer at (814) 533-5193 or by e-mail at MLynch@AmeriServ.com. The Company also maintains a website (www.AmeriServ.com) that makes available, free of charge, such reports and proxy statements and other current financial information, such as press releases and SEC documents, as well as the corporate governance documents under the Investor Relations tab on the Company’s website. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL, INC.

Board of Directors	General Officers

J. Michael Adams, Jr.

Managing Member of Mike Adams & Associates, LLC

Non-Executive Chairman of the Board and of all Subsidiaries

Richard W. Bloomingdale
Retired President, PA AFL-CIO

Amy M. Bradley

President & CEO, Cambria Regional Chamber of Commerce

David J. Hickton

Founding Director of the Institute for Cyber Law, Policy and Security, University of Pittsburgh

Kim W. Kunkle

President & CEO, Laurel Holdings, Inc

Non-Executive Vice Chairman of the Board

Margaret A. O’Malley

Attorney-at-Law, Yost & O’Malley

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

Laura L. Fiore, CPA

Senior Vice President, Chief Auditor

Wendy M. Gressick

Senior Vice President, Chief Loan Review Officer

Jessica L. Johnson

Vice President, Manager of Regulatory Accounting

Susan F. Joseph

Vice President, Audit Manager

Andrew Schneck

Vice President, Digital Marketing Lead

Tammie L. Slavick

Vice President, Financial & Profitability Analysis

Sharon M. Callihan

Corporate Secretary

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL BANK

Board of Directors	General Officers

J. Michael Adams, Jr.

Managing Member of Mike Adams & Associates, LLC

Non-Executive Chairman of the Board and of all Subsidiaries

Richard W. Bloomingdale

Retired President, PA AFL-CIO

Amy M. Bradley

President & CEO, Cambria Regional Chamber of Commerce

David J. Hickton

Founding Director of the Institute for Cyber Law, Policy and Security, University of Pittsburgh

Kim W. Kunkle

President & CEO, Laurel Holdings, Inc.

Non-Executive Vice Chairman of the Board

Margaret A. O’Malley

Attorney-at-Law, Yost & O’Malley

Daniel A. Onorato

Executive Vice President, Chief Corporate Affairs and Communications Officer of Highmark Health

Mark E. Pasquerilla

President, Pasquerilla Enterprises L.P.

Jeffrey A. Stopko, CPA

President & Chief Executive Officer, AmeriServ Financial, Inc. & AmeriServ Financial Bank

Jeffrey A. Stopko, CPA

President & Chief Executive Officer

Michael R. Baylor

Executive Vice President & Chief Lending Officer

Michael D. Lynch

Executive Vice President, Chief Financial Officer, Chief Investment Officer & Chief Risk Officer

Robert J. Cabala

Senior Vice President, Area Executive, Johnstown

Mitchell D. Edwards

Senior Vice President, Area Executive, Wilkins Township

Russell B. Flynn

Senior Vice President, Retail Lending

Bettina D. Fochler

Senior Vice President, Chief Credit Officer

Kerri L. Mueller

Senior Vice President, Retail Banking

Douglas Parker

Senior Vice President, Area Executive, Hagerstown

Michele M. Scanlan

Senior Vice President, Chief Human Resources Officer

Tara M. Shaffer

Senior Vice President, Area Executive, State College

Shana M. Stiles

Senior Vice President, Chief Compliance Officer

Charlene J. Tessari

Senior Vice President, Operations & Applications

Catherine M. Torok

Senior Vice President, Chief Information Officer

Cynthia R. Barton-Burket

Vice President, Business Services Officer

Scott Berardinelli

Vice President, Portfolio Manager II

Thomas R. Boyd, Jr.

Vice President, Commercial Relationship Manager II

Carie L. Braniff

Vice President, Corporate Security Officer

Angela M. Briggs

Vice President, Deposit Operations Manager

George T. Chaney II

Vice President, Commercial Relationship Manager III

Bradley Clevenger

Vice President, Bank Applications

Lori L. Czekaj-Thompson

Vice President, Commercial Relationship Manager II

Jason D. Eminhizer

Vice President, Commercial Relationship Manager III

Kurt Fetzer

Vice President, Commercial Relationship Manager II

Stephen M. Gagan

Vice President, Manager of Technology

Chelsea M. Hartnett

Vice President, Manager Credit Analysis

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

J. Michael Adams, Jr.

Managing Member of Mike Adams & Associates, LLC

Non-Executive Chairman of the Board and of all Subsidiaries

Richard W. Bloomingdale
Retired President, PA AFL-CIO

George B. Kaufman
Attorney-at-Law

James D. Kohley
Retired SVP & Sales Manager, BNY Mellon

Kim W. Kunkle
President & CEO, Laurel Holdings, Inc.

Non-Executive Vice Chairman of the Board

Margaret A. O’Malley
Attorney-at-Law, Yost & O’Malley

Jeffrey A. Stopko, CPA
President & Chief Executive Officer, AmeriServ Financial, Inc. & AmeriServ Financial Bank

General Officers

David A. Finui
President & Chief Executive Officer

Michael D. Lynch
Executive Vice President, Treasurer

Michael P. Geiser
Senior Vice President, Trust Operations Manager

Scott D. Porterfield
Senior Vice President, Retirement Services Manager

Kathleen M. Wallace, CPA, CRPP
Senior Vice President, Chief Operating Officer

Timothy E. Walters
Senior Vice President, Diversified Services Wealth Advisor

Mary Ann Brustle
Vice President, Trust Compliance Officer

Keashia R. Holtzman-Kishlock
Vice President, Retirement Services Manager

James A. Hotchkiss
Vice President, Wealth Management Advisor

Mark F. Lumley

Vice President, Chief Administrative Office & Director of Personal Trust

Justin F. Maser
Vice President, Director of Specialty Real Estate

Robert Vamos
Vice President, Producing Program Manager & Financial Advisor

Trust Company Office Locations

216 Franklin Street
AmeriServ Financial Bank Building
Johnstown, PA 15901-1911

140 South Main Street
Greensburg, PA 15601

J. Michael Adams, Jr.

Managing Member of Mike Adams & Associates, LLC

Non-Executive Chairman of the Board and of all Subsidiaries

Richard W. Bloomingdale
Retired President, PA AFL-CIO

James D. Kohley
Retired SVP & Sales Manager, BNY Mellon

Jeffrey A. Stopko, CPA
President & Chief Executive Officer,
AmeriServ Financial, Inc. & AmeriServ Financial Bank

General Officers

Frank J. Lapinsky, AIF
President & Chief Executive Officer

Michael D. Lynch
Executive Vice President, Chief Financial Officer & Treasurer

Eric Ludy
Vice President, Portfolio Manager

Ron Shostek
Vice President, Chief Investment Officer

Office Location

216 Franklin Street
AmeriServ Financial Bank Building
Johnstown, PA 15901-1911