Form 10-Q
period 2024-03-31
AMERISERV FINANCIAL INC /PA/
filed 2024-05-13
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2024
Common Stock, par value $0.01	17,147,270

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and due from depository institutions	$14,092	$9,678
Interest bearing deposits and short-term investments	3,353	4,349
Cash and cash equivalents	17,445	14,027
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $116 on March 31, 2024 and $926 on December 31, 2023)	165,452	165,711
Held to maturity (fair value $59,180 on March 31, 2024 and $58,621 on December 31, 2023; allowance for credit losses $90 on March 31, 2024 and $37 on December 31, 2023)	64,967	63,979
Loans held for sale	899	130
Loans (net of unearned income $468 on March 31, 2024 and $483 on December 31, 2023)	1,025,687	1,038,271
Less: Allowance for credit losses	14,639	15,053
Net loans	1,011,048	1,023,218
Premises and equipment:
Operating lease right-of-use asset	1,685	646
Financing lease right-of-use asset	2,500	2,384
Other premises and equipment, net	14,381	14,149
Accrued interest income receivable	6,098	5,529
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	94	101
Bank owned life insurance	39,079	39,560
Net deferred tax asset	2,280	2,679
Federal Home Loan Bank stock	4,318	5,210
Federal Reserve Bank stock	2,125	2,125
Other assets	38,534	36,579
TOTAL ASSETS	$1,384,516	$1,389,638
LIABILITIES
Non-interest bearing deposits	$178,936	$172,070
Interest bearing deposits	997,642	986,290
Total deposits	1,176,578	1,158,360
Short-term borrowings	11,446	40,951
Advances from Federal Home Loan Bank	49,412	44,562
Operating lease liabilities	1,699	658
Financing lease liabilities	2,817	2,700
Subordinated debt	26,695	26,685
Total borrowed funds	92,069	115,556
Other liabilities	11,936	13,445
TOTAL LIABILITIES	1,280,583	1,287,361
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,776,089 shares issued and 17,147,270 shares outstanding on March 31, 2024 and December 31, 2023	268	268
Treasury stock at cost, 9,628,819 shares on March 31, 2024 and December 31, 2023	(83,280)	(83,280)
Capital surplus	146,372	146,364
Retained earnings	60,291	58,901
Accumulated other comprehensive loss, net	(19,718)	(19,976)
TOTAL SHAREHOLDERS' EQUITY	103,933	102,277
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,384,516	$1,389,638

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
INTEREST INCOME
Interest and fees on loans	$13,776	$12,276
Interest bearing deposits and short-term investments	67	57
Investment securities:
Available for sale	1,825	1,770
Held to maturity	556	471
Total Interest Income	16,224	14,574
INTEREST EXPENSE
Deposits	6,199	4,189
Short-term borrowings	484	494
Advances from Federal Home Loan Bank	504	82
Financing lease liabilities	27	24
Subordinated debt	263	263
Total Interest Expense	7,477	5,052
Net Interest Income	8,747	9,522
Provision (recovery) for credit losses	(557)	1,179
Net Interest Income after Provision (Recovery) for Credit Losses	9,304	8,343
NON-INTEREST INCOME
Wealth management fees	3,266	2,738
Service charges on deposit accounts	293	266
Net gains on loans held for sale	10	26
Mortgage related fees	29	33
Gain on sale of Visa Class B shares	—	1,748
Bank owned life insurance	337	239
Other income	1,012	457
Total Non-Interest Income	4,947	5,507
NON-INTEREST EXPENSE
Salaries and employee benefits	7,117	7,175
Net occupancy expense	791	772
Equipment expense	386	415
Professional fees	1,002	1,308
Data processing and IT expense	1,159	1,078
Supplies, postage and freight	165	179
Miscellaneous taxes and insurance	325	339
Federal deposit insurance expense	255	125
Other expense	664	572
Total Non-Interest Expense	11,864	11,963

PRETAX INCOME	2,387	1,887
Provision for income taxes	483	372
NET INCOME	$1,904	$1,515
PER COMMON SHARE DATA:
Basic:
Net income	$0.11	$0.09
Average number of shares outstanding	17,147	17,131
Diluted:
Net income	$0.11	$0.09
Average number of shares outstanding	17,147	17,155

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
COMPREHENSIVE INCOME
Net income	$1,904	$1,515
Other comprehensive income (loss)
Pension obligation change for defined benefit plan	(166)	—
Income tax effect	35	—
Unrealized holding gains (losses) on available for sale securities arising during period	(305)	568
Income tax effect	64	(119)
Fair value change for interest rate hedge	996	(805)
Income tax effect	(209)	169
Reclassification adjustment for reduction of interest expense related to interest rate hedge	(199)	(24)
Income tax effect	42	5
Other comprehensive income (loss)	258	(206)
COMPREHENSIVE INCOME	$2,162	$1,309

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
COMMON STOCK
Balance at beginning of period	$268	$267
New common shares issued for exercise of stock options (29,653 shares for the three months ended March 31, 2023)	—	1
Balance at end of period	268	268
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,280)
Treasury stock purchased	—	—
Balance at end of period	(83,280)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	146,364	146,225
New common shares issued for exercise of stock options (29,653 shares for the three months ended March 31, 2023)	—	94
Stock option expense	8	12
Balance at end of period	146,372	146,331
RETAINED EARNINGS
Balance at beginning of period	58,901	65,486
Net income	1,904	1,515
Cash dividend declared on common stock ($0.03 per share for the three months ended March 31, 2024 and 2023)	(514)	(514)
Cumulative effect adjustment for adoption of ASC 326	—	(1,181)
Balance at end of period	60,291	65,306
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(19,976)	(22,520)
Other comprehensive income (loss)	258	(206)
Balance at end of period	(19,718)	(22,726)
TOTAL SHAREHOLDERS’ EQUITY	$103,933	$105,899

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$1,904	$1,515
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision (recovery) for credit losses	(557)	1,179
Depreciation and amortization expense	508	526
Amortization expense of core deposit intangible	7	8
Amortization of fair value adjustment on acquired time deposits	(3)	(14)
Net amortization of investment securities	17	2
Net amortization of deferred loan fees	(23)	(38)
Net gains on loans held for sale	(10)	(26)
Origination of mortgage loans held for sale	(2,085)	(1,932)
Sales of mortgage loans held for sale	1,326	1,600
Increase in accrued interest receivable	(569)	(286)
(Decrease) increase in accrued interest payable	(654)	184
Earnings on bank-owned life insurance	(337)	(239)
Deferred income taxes	330	348
Stock compensation expense	8	12
Net change in operating leases	(42)	(16)
Other, net	(1,972)	(1,033)
Net cash (used in) provided by operating activities	(2,152)	1,790
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(3,968)	(3,000)
Purchase of investment securities — held to maturity	(2,496)	(493)
Proceeds from maturities of investment securities — available for sale	3,803	4,295
Proceeds from maturities of investment securities — held to maturity	1,441	1,528
Proceeds from sales of investment securities — available for sale	435	—
Purchase of regulatory stock	(3,005)	(4,203)
Proceeds from redemption of regulatory stock	3,897	5,926
Long-term loans originated	(40,030)	(41,545)
Principal collected on long-term loans	52,408	51,773
Purchases of premises and equipment	(638)	(376)
Proceeds from sale of other real estate owned and repossessed assets	—	1
Proceeds from life insurance policies	711	—
Net cash provided by investing activities	12,558	13,906
FINANCING ACTIVITIES
Net increase in deposit balances	18,221	23,266
Net decrease in other short-term borrowings	(29,505)	(35,652)
Principal borrowings on advances from Federal Home Loan Bank	8,600	6,220
Principal repayments on advances from Federal Home Loan Bank	(3,750)	(9,850)
Principal payments on financing lease liabilities	(40)	(55)
Stock options exercised	—	94
Common stock dividend paid	(514)	(514)
Net cash used in financing activities	(6,988)	(16,491)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,418	(795)
CASH AND CASH EQUIVALENTS AT JANUARY 1	14,027	22,962
CASH AND CASH EQUIVALENTS AT MARCH 31	$17,445	$22,167

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank) and AmeriServ Trust and Financial Services Company (the Trust Company). The Bank is a Pennsylvania state-chartered full-service bank with 15 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.6 billion and $2.5 billion that are not reported on the Company’s Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

3.    Revenue Recognition

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 80.8% of the total revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of March 31, 2024 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-month periods ending March 31, 2024 and 2023 (in thousands).

	Three months ended
	March 31,
	2024	2023
Non-interest income:
In-scope of Topic 606
Wealth management fees	$3,266	$2,738
Service charges on deposit accounts	293	266
Other	499	481
Non-interest income (in-scope of Topic 606)	4,058	3,485
Non-interest income (out-of-scope of Topic 606)	889	2,022
Total non-interest income	$4,947	$5,507

4.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three-month periods ending March 31, 2024 and 2023, options to purchase 214,000 common shares, with an exercise price of $2.96 to $4.22, and options to purchase 22,000 common shares, with an exercise price of $4.00 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

	Three months ended
	March 31,
	2024	2023

	(In thousands, except per share data)
Numerator:
Net income	$1,904	$1,515
Denominator:
Weighted average common shares outstanding (basic)	17,147	17,131
Effect of stock options	—	24
Weighted average common shares outstanding (diluted)	17,147	17,155
Earnings per common share:
Basic	$0.11	$0.09
Diluted	0.11	0.09

5.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made no income tax payments in the first three months of 2024 and 2023. The Company made total interest payments of $8,131,000 in the first three months of 2024 compared to $4,868,000 in the same 2023 period. The Company had non-cash transfers to other real estate owned (OREO) and repossessed assets of $108,000 in the first three months of 2024 compared to no non-cash transfers in the same 2023 period. During the first three months of 2024, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $1.1 million. During the first three months of 2024, the Company entered into two new financing leases related to an office location and equipment and recorded right-of-use assets and lease liabilities of $298,000. The execution of these new leases were partially offset by the termination of two financing leases related to an office location and equipment which led to the write-off of $141,000 of right-of-use assets and lease liabilities during the first three months of 2024.

As a result of the adoption of ASC 326, Financial Instruments – Credit Losses (CECL), the Company had non-cash transactions during the first three months of 2023 associated with the day one adjustments necessary to record the adoption. Specifically, the adoption of this accounting standard necessitated that a day one increase of $1.2 million be made to the allowance for credit losses on our loan portfolio. Furthermore, ASC 326 necessitated that the Company establish an allowance for expected credit losses for held to maturity (HTM) debt securities. Based upon the credit quality of the Company’s HTM debt securities portfolio, the day one allowance for credit losses on our HTM securities portfolio totaled $114,000. Finally, the adoption of CECL led to the recognition of a day one increase of $177,000 for the Company’s unfunded loan commitments.

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

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as taxable municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. Additionally, based on management judgment, certain qualitative adjustments, such as the Company’s historical loss experience and/or the issuer’s credit quality, may be applied. At March 31, 2024 and December 31, 2023, the allowance for credit losses on the held to maturity securities portfolio totaled $90,000 and $37,000, respectively.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision (recovery) for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $439,000 and $388,000 at March 31, 2024 and December 31, 2023, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status or past due 90 days still accruing interest at March 31, 2024 and December 31, 2023. The underlying issuers continue to make timely principal and interest payments on the securities.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At March 31, 2024 and December 31, 2023, the allowance for credit losses on the available for sale securities portfolio totaled $116,000 and $926,000, respectively.

The allowance for credit losses on available for sale debt securities is included within investment securities available for sale on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision (recovery) for credit losses on the Consolidated Statements of Operations. Losses are charged against the allowance when the Company believes the collectability of an available for sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available for sale debt securities totaled $1.2 million and $988,000 at March 31, 2024 and December 31, 2023, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the

Company had no available for sale debt securities in non-accrual status at March 31, 2024. This is compared to one available for sale debt security in non-accrual status at December 31, 2023 totaling $926,000 with an associated allowance for credit losses of $926,000.

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale (AFS):

	March 31, 2024
		GROSS	GROSS	ALLOWANCE
		UNREALIZED	UNREALIZED	FOR CREDIT	FAIR
	COST BASIS	GAINS	LOSSES	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$6,001	$—	$(735)	$—	$5,266
U.S. Agency mortgage-backed securities	105,820	101	(12,827)	—	93,094
Municipal	10,840	1	(813)	—	10,028
Corporate bonds	60,593	57	(3,470)	(116)	57,064
Total	$183,254	$159	$(17,845)	$(116)	$165,452

Investment securities held to maturity (HTM):

	March 31, 2024
		GROSS	GROSS		ALLOWANCE
		UNREALIZED	UNREALIZED	FAIR	FOR CREDIT
	COST BASIS	GAINS	LOSSES	VALUE	LOSSES

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(391)	$2,109	$—
U.S. Agency mortgage-backed securities	25,273	24	(2,355)	22,942	—
Municipal	32,779	—	(2,909)	29,870	(2)
Corporate bonds and other securities	4,415	—	(156)	4,259	(88)
Total	$64,967	$24	$(5,811)	$59,180	$(90)

Investment securities available for sale (AFS):

	December 31, 2023
		GROSS	GROSS	ALLOWANCE
		UNREALIZED	UNREALIZED	FOR CREDIT	FAIR
	COST BASIS	GAINS	LOSSES	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$6,035	$—	$(696)	$—	$5,339
U.S. Agency mortgage-backed securities	104,820	179	(11,924)	—	93,075
Municipal	11,159	1	(800)	—	10,360
Corporate bonds	62,004	46	(4,187)	(926)	56,937
Total	$184,018	$226	$(17,607)	$(926)	$165,711

Investment securities held to maturity (HTM):

	December 31, 2023
		GROSS	GROSS		ALLOWANCE
		UNREALIZED	UNREALIZED	FAIR	FOR CREDIT
	COST BASIS	GAINS	LOSSES	VALUE	LOSSES

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(379)	$2,121	$—
U.S. Agency mortgage-backed securities	24,222	49	(2,058)	22,213	—
Municipal	32,787	—	(2,797)	29,990	(2)
Corporate bonds and other securities	4,470	—	(173)	4,297	(35)
Total	$63,979	$49	$(5,407)	$58,621	$(37)

Proceeds from the sale of an AFS security totaled $435,000 during the first quarter of 2024. The Company had established an allowance for credit losses on this AFS security during the first quarter of 2023. In accordance with ASC 326, Financial Instruments – Credit Losses, once the Company decided to sell the security (i.e. intent to sell), the security was charged down, against the allowance, to fair value therefore resulting in the recognition of no gross investment security gains or losses. The Company sold no AFS securities during the first quarter of 2023.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $134,516,000 at March 31, 2024 and $135,624,000 at December 31, 2023.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of March 31, 2024, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.8% of the par value.

Contractual maturities of securities at March 31, 2024 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at March 31, 2024 was 49.6 months and is relatively consistent with the duration at December 31, 2023 which was 49.4 months. The duration remains within our internally established guideline to not exceed 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	March 31, 2024
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$6,872	$6,794	$2,211	$2,176
After 1 year but within 5 years	36,195	34,905	15,619	14,909
After 5 years but within 10 years	39,703	35,932	20,918	18,379
Over 10 years	100,484	87,821	26,219	23,716
Total	$183,254	$165,452	$64,967	$59,180

The following table summarizes the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2024, aggregated by security type and length of time in a continuous loss position (in thousands):

	March 31, 2024
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$—	$—	$5,266	$(735)	$5,266	$(735)
U.S. Agency mortgage-backed securities	12,296	(123)	71,010	(12,704)	83,306	(12,827)
Municipal	—	—	9,778	(813)	9,778	(813)
Corporate bonds	491	(9)	45,784	(3,461)	46,275	(3,470)
Total	$12,787	$(132)	$131,838	$(17,713)	$144,625	$(17,845)

At March 31, 2024, within the available for sale debt securities portfolio, the Company had eight U.S. Agency mortgage-backed securities and one corporate bond that have been in a gross unrealized loss position for less than 12 months with depreciation of 1.0% from its amortized cost basis. Additionally, at March 31, 2024, within the available for sale debt securities portfolio, the Company had seven U.S. Agency, 138 U.S. Agency mortgage-backed securities, 31 municipal, and 85 corporate bonds that have been in a gross unrealized loss position for greater than 12 months with depreciation of 11.8% from its amortized cost basis.

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

The following tables present the activity in the allowance for credit losses on available for sale debt securities by major security type for the three months ended March 31, 2024 and 2023 (in thousands).

	Three months ended March 31, 2024
	Balance at December 31, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at March 31, 2024
Corporate bonds	$926	$(491)	$—	$(319)	$116
Total	$926	$(491)	$—	$(319)	$116

	Three months ended March 31, 2023
	Balance at December 31, 2022	Impact of Adopting ASC 326	Charge-Offs	Recoveries	Provision (Recovery)	Balance at March 31, 2023
Corporate bonds	$—	$—	$—	$—	$926	$926
Total	$—	$—	$—	$—	$926	$926

The Company recorded a provision for credit losses recovery on available for sale debt securities of $319,000 during the first quarter of 2024 while a $926,000 provision for credit losses expense on available for sale debt securities was recorded during the first quarter of 2023. During the first quarter of 2023, the recognition of the loss resulted from a subordinated debt investment issued by Signature Bank which was closed by banking regulators on March 12, 2023. The security was successfully sold during the first quarter of 2024 which resulted in a charge-off of $491,000 and recognition of a provision for credit losses recovery of $435,000. This recovery was partially offset by the establishment of a $116,000 allowance for credit losses on a corporate AFS security deemed to be credit impaired at March 31, 2024.

The following tables present the activity in the allowance for credit losses on held to maturity debt securities by major security type for the three months ended March 31, 2024 and 2023 (in thousands).

	Three months ended March 31, 2024
	Balance at December 31, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at March 31, 2024
U.S. Agency	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—
Municipal	2	—	—	—	2
Corporate bonds and other securities	35	—	—	53	88
Total	$37	$—	$—	$53	$90

	Three months ended March 31, 2023
	Balance at December 31, 2022	Impact of Adopting ASC 326	Charge-Offs	Recoveries	Provision (Recovery)	Balance at March 31, 2023
U.S. Agency	$—	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—	—
Municipal	—	3	—	—	—	3
Corporate bonds and other securities	—	111	—	—	(31)	80
Total	$—	$114	$—	$—	$(31)	$83

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

Maintaining investment quality is a primary objective of the Company’s Investment Policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of A. The Company monitors the credit ratings of its debt securities on a quarterly basis. At March 31, 2024, 56.6% of the total investment securities portfolio was rated AAA as compared to 55.9% at December 31, 2023. Approximately 14.3% of the total investment securities portfolio was either rated below A or unrated at March 31, 2024 as compared to 15.1% at December 31, 2023.

Specifically, the following table summarizes the amortized cost of held to maturity debt securities at March 31, 2024, aggregated by credit quality indicator (in thousands).

	March 31, 2024
	Credit Rating
	AAA/AA/A	BBB/BB/B	Unrated	Total
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	25,273	—	—	25,273
Municipal	32,779	—	—	32,779
Corporate bonds and other securities	3,000	—	1,415	4,415
Total	$63,552	$—	$1,415	$64,967

7.    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. As of March 31, 2024 and December 31, 2023, accrued interest receivable on loans totaled $4.4 million and $4.2 million, respectively, which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Loan origination and commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan.

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

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Commercial:
Commercial real estate (owner occupied) (1)	$88,030	$89,147
Other commercial and industrial	148,805	159,424
Commercial real estate (non-owner occupied):
Retail (1)	169,787	161,961
Multi-family (1)	109,556	110,008
Other (1)	229,574	240,286
Residential mortgages (1)	176,991	174,670
Consumer	102,944	102,775
Loans, net of unearned income	$1,025,687	$1,038,271
(1)	Real estate construction loans constituted 3.1% and 3.4% of the Company’s total loans, net of unearned income as of March 31, 2024 and December 31, 2023, respectively.

Loan balances at March 31, 2024 and December 31, 2023 are net of unearned income of $468,000 and $483,000, respectively.

8. Allowance for Credit Losses – Loans

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has aligned our segmentation to the quarterly Call Report. This allowed the Company to use not only our data but also peer institutions’ data to supplement loss observations in determining our qualitative adjustments. Some further sub-segmenting was performed on the commercial and industrial (C&I) and commercial real estate (CRE) portfolios based on collateral type. The Company has identified the following portfolio segments:

●	C&I and CRE Owner Occupied – Real Estate
●	C&I and CRE Owner Occupied – Other
●	CRE Non-Owner Occupied – Retail
●	CRE Non-Owner Occupied – Multi-Family
●	CRE Non-Owner Occupied – Other
●	Residential Mortgages
●	Consumer

The Company is utilizing the static pool analysis (cohort) method for our current expected credit losses (CECL) model. The static pool analysis methodology captures loans that qualify for a segment (i.e. balance of a pool of loans with similar risk characteristics) as of a point in time to form a cohort then tracks that cohort over their remaining lives to determine their loss behavior. The remaining lifetime loss rate is then applied to current loans that qualify for the same segmentation criteria to form a remaining life expectation on current loans. Once historical cohorts are established, the loans in each individual cohort are tracked over their remaining lives for loss and recovery events. Each cohort is evaluated individually and as a result, a loss may be counted in several different quarterly cohort periods, as long as the specific loan existed in the population of each of those cohort periods.

The following tables summarize the rollforward of the allowance for credit losses by loan portfolio segment for the three-month periods ending March 31, 2024 and 2023 (in thousands).

	Three months ended March 31, 2024
	Balance at	Charge-		Provision	Balance at
	December 31, 2023	Offs	Recoveries	(Recovery)	March 31, 2024
Commercial real estate (owner occupied)	$1,529	$—	$6	$(1,119)	$416
Other commercial and industrial	3,030	(103)	12	(272)	2,667
Commercial real estate (non-owner occupied) - retail	3,488	—	—	118	3,606
Commercial real estate (non-owner occupied) - multi-family	1,430	—	2	(74)	1,358
Other commercial real estate (non-owner occupied)	3,428	—	2	1,186	4,616
Residential mortgages	1,021	—	1	(175)	847
Consumer	1,127	(61)	20	43	1,129
Total	$15,053	$(164)	$43	$(293)	$14,639

	Three months ended March 31, 2023
	Balance at	Impact of Adopting	Charge-		Provision	Balance at
	December 31, 2022	ASC 326	Offs	Recoveries	(Recovery)	March 31, 2023
Commercial real estate (owner occupied)	$—	$1,380	$—	$6	$(66)	$1,320
Other commercial and industrial	—	2,908	—	1	(36)	2,873
Commercial real estate (non-owner occupied) - retail	—	1,432	—	—	54	1,486
Commercial real estate (non-owner occupied) - multi-family	—	1,226	—	1	(81)	1,146
Other commercial real estate (non-owner occupied)	5,972	(2,776)	—	4	(3)	3,197
Commercial (owner occupied real estate and other)	2,653	(2,653)	—	—	—	—
Residential mortgages	1,380	(355)	—	2	5	1,032
Consumer	85	695	(139)	9	428	1,078
Allocation for general risk	653	(653)	—	—	—	—
Total	$10,743	$1,204	$(139)	$23	$301	$12,132

The Company recorded a $293,000 provision for credit losses recovery in the first quarter of 2024 as compared to a $301,000 provision expense recorded in the first quarter of 2023, representing a $594,000 favorable shift between years. The 2024 provision for credit losses recovery was recognized due to payoff activity that resulted in the total loan portfolio balance decreasing since year-end 2023. Additionally, contributing to this recovery was a favorable adjustment to the historical loss and qualitative factors used to calculate the allowance for credit losses in accordance with CECL.

Non-performing assets decreased from $12.4 million at December 31, 2023 to $12.2 million at March 31, 2024 primarily due to a reduction in non-accrual commercial real estate loans. Non-performing assets were at 1.18% of total loans. During the first three months of 2024, the Company experienced net loan charge-offs of $121,000, or 0.05% of total average loans, which is relatively consistent with net charge-offs of $116,000, or 0.05% of total average loans, in the first three months of 2023. In summary, the allowance for credit losses on the loan portfolio provided 120% coverage of non-performing assets, and 1.43% of total loans, at March 31, 2024 compared to 121% coverage of non-performing assets, and 1.45% of total loans, on December 31, 2023.

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

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 45% of the first quarter of 2024 general reserve represented qualitative adjustment with 55% representing quantitative reserve.

In accordance with ASC 326, Financial Instruments - Credit Losses, the Company will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. In contrast to legacy accounting standards, this criterion is broader than the impairment concept and management may evaluate loans individually even when no specific expectation of collectability is in place. Loans will not be included in both collective and individual analysis. The individual analysis will establish a specific reserve for loans in scope. It should be noted that there is a review threshold of $150,000 or more for loans being subject to individual evaluation within the consumer and residential mortgage segments.

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

The following tables summarize the loan portfolio and allowance for credit losses (in thousands).

	At March 31, 2024
	Commercial real estate (owner occupied)	Other commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$185	$1,678	$—	$—	$12,141	$524	$—	$14,528
Collectively evaluated	87,845	147,127	169,787	109,556	217,433	176,467	102,944	1,011,159
Total loans	$88,030	$148,805	$169,787	$109,556	$229,574	$176,991	$102,944	$1,025,687
Allowance for credit losses:
Specific reserve allocation	$—	$394	$—	$—	$1,608	$—	$—	$2,002
General reserve allocation	416	2,273	3,606	1,358	3,008	847	1,129	12,637
Total allowance for credit losses	$416	$2,667	$3,606	$1,358	$4,616	$847	$1,129	$14,639

	At December 31, 2023
	Commercial real estate (owner occupied)	Other commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$187	$1,694	$—	$—	$8,780	$173	$—	$10,834
Collectively evaluated	88,960	157,730	161,961	110,008	231,506	174,497	102,775	1,027,437
Total loans	$89,147	$159,424	$161,961	$110,008	$240,286	$174,670	$102,775	$1,038,271
Allowance for credit losses:
Specific reserve allocation	$—	$414	$—	$—	$—	$—	$—	$414
General reserve allocation	1,529	2,616	3,488	1,430	3,428	1,021	1,127	14,639
Total allowance for credit losses	$1,529	$3,030	$3,488	$1,430	$3,428	$1,021	$1,127	$15,053

The following tables present the amortized cost basis of collateral-dependent loans by class of loans (in thousands).

Collateral Type
March 31, 2024	Real Estate
Commercial:
Commercial real estate (owner occupied)	$185
Commercial real estate (non-owner occupied):
Other	12,141
Residential mortgages	524
Total	$12,850

Collateral Type
December 31, 2023	Real Estate
Commercial:
Commercial real estate (owner occupied)	$187
Commercial real estate (non-owner occupied):
Other	8,780
Residential mortgages	173
Total	$9,140

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

	At March 31, 2024
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due over 90 days still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$185	$—	$185	$—	$—	$185
Other commercial and industrial	—	1,678	1,678	79	108	1,865
Commercial real estate (non-owner occupied) - retail	—	—	—	—	—	—
Commercial real estate (non-owner occupied) - multi-family	—	—	—	—	—	—
Other commercial real estate (non-owner occupied)	8,553	—	8,553	—	—	8,553
Residential mortgages	524	180	704	—	15	719
Consumer	—	839	839	—	—	839
Total	$9,262	$2,697	$11,959	$79	$123	$12,161

	At December 31, 2023
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due over 90 days still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$187	$—	$187	$—	$—	$187
Other commercial and industrial	—	1,694	1,694	211	—	1,905
Commercial real estate (non-owner occupied) - retail	—	—	—	—	—	—
Commercial real estate (non-owner occupied) - multi-family	—	—	—	—	—	—
Other commercial real estate (non-owner occupied)	8,780	—	8,780	—	—	8,780
Residential mortgages	173	545	718	—	15	733
Consumer	—	788	788	—	—	788
Total	$9,140	$3,027	$12,167	$211	$15	$12,393

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

Management uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized. The first five pass categories are aggregated, while the pass-6, special mention, substandard and doubtful categories are disaggregated to separate pools. The criticized rating categories utilized by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans in the doubtful category have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. All loans greater than 90 days past due, or for which any portion of the loan represents a specific allocation of the allowance for credit losses, are placed in substandard or doubtful.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for the year ending December 31, 2024 requires review of approximately 37% of the commercial loan portfolio.

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

The following tables present the classes of the commercial and commercial real estate loan portfolios summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system.

	At March 31, 2024
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2024	2023	2022	2021	2020	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$2,074	$17,706	$6,481	$15,375	$11,157	$33,491	$1,489	$—	$87,773
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	257	—	—	257
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,074	$17,706	$6,481	$15,375	$11,157	$33,748	$1,489	$—	$88,030
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial
Pass	$4,955	$21,643	$32,438	$12,016	$5,480	$23,002	$47,076	$—	$146,610
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	567	—	—	1,554	74	—	2,195
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,955	$21,643	$33,005	$12,016	$5,480	$24,556	$47,150	$—	$148,805
Current period gross charge-offs	$—	$—	$103	$—	$—	$—	$—	$—	$103
Commercial real estate (non-owner occupied) - retail
Pass	$8,000	$36,073	$23,143	$32,820	$22,935	$44,397	$983	$—	$168,351
Special Mention	—	—	312	—	—	1,124	—	—	1,436
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,000	$36,073	$23,455	$32,820	$22,935	$45,521	$983	$—	$169,787
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$5,297	$23,843	$16,682	$17,062	$11,920	$31,840	$566	$—	$107,210
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	954	1,392	—	—	2,346
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,297	$23,843	$16,682	$17,062	$12,874	$33,232	$566	$—	$109,556
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$473	$30,675	$37,016	$48,002	$16,835	$68,203	$6,436	$—	$207,640
Special Mention	—	—	—	—	—	3,705	—	—	3,705
Substandard	—	—	867	199	—	17,163	—	—	18,229
Doubtful	—	—	—	—	—	—	—	—	—
Total	$473	$30,675	$37,883	$48,201	$16,835	$89,071	$6,436	$—	$229,574
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by risk rating
Pass	$20,799	$129,940	$115,760	$125,275	$68,327	$200,933	$56,550	$—	$717,584
Special Mention	—	—	312	—	—	4,829	—	—	5,141
Substandard	—	—	1,434	199	954	20,366	74	—	23,027
Doubtful	—	—	—	—	—	—	—	—	—
Total	$20,799	$129,940	$117,506	$125,474	$69,281	$226,128	$56,624	$—	$745,752
Current period gross charge-offs	$—	$—	$103	$—	$—	$—	$—	$—	$103

	At December 31, 2023
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2023	2022	2021	2020	2019	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$17,801	$6,750	$15,067	$8,415	$10,322	$26,538	$351	$—	$85,244
Special Mention	—	—	464	—	2,252	—	923	—	3,639
Substandard	—	—	—	—	—	264	—	—	264
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,801	$6,750	$15,531	$8,415	$12,574	$26,802	$1,274	$—	$89,147
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial
Pass	$22,662	$34,816	$12,767	$5,831	$4,912	$19,587	$56,391	$70	$157,036
Special Mention	—	—	127	—	—	—	—	—	127
Substandard	—	619	—	—	—	1,578	64	—	2,261
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,662	$35,435	$12,894	$5,831	$4,912	$21,165	$56,455	$70	$159,424
Current period gross charge-offs	$—	$75	$—	$—	$—	$405	$—	$—	$480
Commercial real estate (non-owner occupied) - retail
Pass	$35,545	$23,368	$33,110	$23,146	$9,226	$35,102	$983	$—	$160,480
Special Mention	—	314	—	—	—	1,167	—	—	1,481
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$35,545	$23,682	$33,110	$23,146	$9,226	$36,269	$983	$—	$161,961
Current period gross charge-offs	$—	$—	$—	$—	$—	$2,028	$—	$—	$2,028
Commercial real estate (non-owner occupied) - multi-family
Pass	$22,620	$16,767	$16,622	$12,041	$9,638	$28,632	$1,321	$—	$107,641
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	966	1,278	123	—	—	2,367
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,620	$16,767	$16,622	$13,007	$10,916	$28,755	$1,321	$—	$110,008
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$29,591	$36,398	$48,267	$20,168	$23,025	$54,792	$5,670	$—	$217,911
Special Mention	—	—	—	—	—	3,777	—	—	3,777
Substandard	—	1,043	—	—	6,243	11,113	—	199	18,598
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,591	$37,441	$48,267	$20,168	$29,268	$69,682	$5,670	$199	$240,286
Current period gross charge-offs	$—	$—	$—	$—	$804	$—	$—	$—	$804
Total by risk rating
Pass	$128,219	$118,099	$125,833	$69,601	$57,123	$164,651	$64,716	$70	$728,312
Special Mention	—	314	591	—	2,252	4,944	923	—	9,024
Substandard	—	1,662	—	966	7,521	13,078	64	199	23,490
Doubtful	—	—	—	—	—	—	—	—	—
Total	$128,219	$120,075	$126,424	$70,567	$66,896	$182,673	$65,703	$269	$760,826
Current period gross charge-offs	$—	$75	$—	$—	$804	$2,433	$—	$—	$3,312

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

	At March 31, 2024
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2024	2023	2022	2021	2020	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$2,145	$14,498	$11,444	$60,531	$43,569	$44,100	$—	$—	$176,287
Non-performing	—	—	—	—	—	704	—	—	704
Total	$2,145	$14,498	$11,444	$60,531	$43,569	$44,804	$—	$—	$176,991
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$2,546	$13,484	$19,635	$9,180	$3,035	$5,490	$48,532	$203	$102,105
Non-performing	—	15	—	—	68	560	196	—	839
Total	$2,546	$13,499	$19,635	$9,180	$3,103	$6,050	$48,728	$203	$102,944
Current period gross charge-offs	$—	$2	$8	$10	$10	$31	$—	$—	$61
Total by payment performance
Performing	$4,691	$27,982	$31,079	$69,711	$46,604	$49,590	$48,532	$203	$278,392
Non-performing	—	15	—	—	68	1,264	196	—	1,543
Total	$4,691	$27,997	$31,079	$69,711	$46,672	$50,854	$48,728	$203	$279,935
Current period gross charge-offs	$—	$2	$8	$10	$10	$31	$—	$—	$61

	At December 31, 2023
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2023	2022	2021	2020	2019	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$14,576	$11,620	$61,172	$44,049	$7,092	$35,443	$—	$—	$173,952
Non-performing	—	—	—	—	—	718	—	—	718
Total	$14,576	$11,620	$61,172	$44,049	$7,092	$36,161	$—	$—	$174,670
Current period gross charge-offs	$—	$—	$—	$—	$—	$54	$—	$—	$54
Consumer
Performing	$13,890	$20,430	$9,782	$3,190	$1,169	$4,515	$48,344	$667	$101,987
Non-performing	15	—	—	73	42	280	157	221	788
Total	$13,905	$20,430	$9,782	$3,263	$1,211	$4,795	$48,501	$888	$102,775
Current period gross charge-offs	$9	$35	$43	$7	$8	$173	$—	$—	$275
Total by payment performance
Performing	$28,466	$32,050	$70,954	$47,239	$8,261	$39,958	$48,344	$667	$275,939
Non-performing	15	—	—	73	42	998	157	221	1,506
Total	$28,481	$32,050	$70,954	$47,312	$8,303	$40,956	$48,501	$888	$277,445
Current period gross charge-offs	$9	$35	$43	$7	$8	$227	$—	$—	$329

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At March 31, 2024

		30 – 59	60 – 89
		DAYS	DAYS	90+ DAYS	TOTAL	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$87,845	$—	$—	$185	$185	$88,030
Other commercial and industrial	147,873	364	93	475	932	148,805
Commercial real estate (non-owner occupied) - retail	168,559	1,228	—	—	1,228	169,787
Commercial real estate (non-owner occupied) - multi-family	109,556	—	—	—	—	109,556
Other commercial real estate (non-owner occupied)	222,577	6,224	—	773	6,997	229,574
Residential mortgages	176,167	134	15	675	824	176,991
Consumer	102,181	330	240	193	763	102,944
Total	$1,014,758	$8,280	$348	$2,301	$10,929	$1,025,687

	At December 31, 2023

		30 – 59	60 – 89
		DAYS	DAYS	90+ DAYS	TOTAL	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	LOANS

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$88,960	$—	$—	$187	$187	$89,147
Other commercial and industrial	158,290	526	22	586	1,134	159,424
Commercial real estate (non-owner occupied) - retail	161,961	—	—	—	—	161,961
Commercial real estate (non-owner occupied) - multi-family	110,008	—	—	—	—	110,008
Other commercial real estate (non-owner occupied)	239,243	—	—	1,043	1,043	240,286
Residential mortgages	173,647	437	18	568	1,023	174,670
Consumer	101,664	741	23	347	1,111	102,775
Total	$1,033,773	$1,704	$63	$2,731	$4,498	$1,038,271

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

●	Principal forgiveness includes principal and accrued interest forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.
●	Interest rate reductions include modifications where the interest rate is reduced and interest is deferred.
●	Term extensions extend the original contractual maturity date of the loan.
●	Payment delays consist of modifications where we expect to collect the contractual amounts due but result in a delay in the receipt of payments specified under the original loan terms. We generally consider payment delays to be insignificant when the delay is three months or less.

The following tables summarize the amortized cost basis of loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023 (in thousands).

	Three months ended March 31, 2024
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Commercial real estate (owner occupied)	$185	0.21%
Total	$185

	Combination - Term Extension and Payment Delay
	Amortized Cost Basis	% of Total Class of Loans
Other commercial and industrial	$171	0.11%
Total	$171

	Three months ended March 31, 2023
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Other commercial and industrial	$439	0.29%
Total	$439

At March 31, 2024 and 2023, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty. In addition, as of March 31, 2024 and 2023, the modified loans described in the tables above were current as to payments.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023.

Three months ended March 31, 2024
Term Extension
Loan Type	Financial Effect
Commercial real estate (owner occupied)	Provided a maturity date extension of five years.

Combination - Term Extension and Payment Delay
Loan Type	Financial Effect
Other commercial and industrial	Provided a maturity date extension of nine months and modified seasonal principal and interest payments to interest only until maturity.

Three months ended March 31, 2023
Term Extension
Loan Type	Financial Effect
Other commercial and industrial	Provided five-month expiration date extension on non-accrual line of credit under which availability was eliminated.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company had no loans which were modified to borrowers experiencing financial difficulty which subsequently defaulted during the three months ended March 31, 2024 and 2023.

9.  Short-Term Borrowings and Advances from Federal Home Loan Bank

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At March 31, 2024
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$11,446	5.67%
FHLB Advances	2024	8,797	3.34
	2025	2,000	4.43
	2026	13,920	4.28
	2027	12,950	4.28
	2028	11,745	4.46
Total FHLB advances		49,412	4.16
Total short-term and FHLB borrowings		$60,858	4.45%

	At December 31, 2023
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$40,951	5.68%
FHLB Advances	2024	7,947	3.23
	2025	2,000	4.43
	2026	12,920	4.29
	2027	10,950	4.33
	2028	10,745	4.50
Total FHLB advances		44,562	4.17
Total short-term and FHLB borrowings		$85,513	4.89%

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

10.  Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31, 2024				Three months ended March 31, 2023
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(13,730)	$(352)	$(5,894)	$(19,976)	$(14,938)	$—	$(7,582)	$(22,520)
Other comprehensive income (loss) before reclassifications	(241)	787	(131)	415	449	(636)	—	(187)
Amounts reclassified from accumulated other comprehensive loss	—	(157)	—	(157)	—	(19)	—	(19)
Net current period other comprehensive income (loss)	(241)	630	(131)	258	449	(655)	—	(206)
Ending balance	$(13,971)	$278	$(6,025)	$(19,718)	$(14,489)	$(655)	$(7,582)	$(22,726)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	March 31, 2024	March 31, 2023	statement of operations
Interest rate hedge
	$(199)	$(24)	Interest expense - Deposits
	42	5	Provision for income taxes
	$(157)	$(19)
Total reclassifications for the period	$(157)	$(19)

(1) Amounts in parentheses indicate credits.

11.  Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2024, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At March 31, 2024
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$151,072	13.10%	$136,524	11.89%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	109,946	9.53	122,160	10.64	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	109,946	9.53	122,160	10.64	6.00	8.00
Tier 1 Capital (To Average Assets)	109,946	7.89	122,160	8.85	4.00	5.00

	At December 31, 2023
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$149,596	13.03%	$135,196	11.82%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	108,541	9.46	120,874	10.57	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	108,541	9.46	120,874	10.57	6.00	8.00
Tier 1 Capital (To Average Assets)	108,541	7.80	120,874	8.78	4.00	5.00

*Applies to the Bank only.

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

These swaps are considered free-standing derivatives and are reported at fair value within other assets and other liabilities on the Consolidated Balance Sheets. Disclosures related to the fair value of the swap transactions can be found in Note 16.

The following table summarizes the interest rate swap transactions that impacted the Company’s first three months of 2024 and 2023 performance (in thousands, except percentages).

	At March 31, 2024
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	INCOME
Swap assets	N/A	$68,414	7.69%	Monthly	$561
Swap liabilities	N/A	(68,414)	(7.69)	Monthly	(561)
Net exposure		$—	—%		$—

	At March 31, 2023
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	INCOME
Swap assets	N/A	$65,770	6.99%	Monthly	$437
Swap liabilities	N/A	(65,770)	(6.99)	Monthly	(437)
Net exposure		$—	—%		$—

Risk Participation Agreement

The Company has entered into risk participation agreements (RPAs) with the lead bank of certain commercial real estate loan arrangements. As a participating bank, the Company guarantees the performance on borrower-related interest rate swap contracts. The Company has no obligations under the RPAs unless the borrower defaults on their swap transaction with the lead bank and the swap is a liability to the borrower. In that instance, the Company has agreed to pay the lead bank a pre-determined percentage of the swap’s value at the time of default. In exchange for providing the guarantee, the Company receives an upfront fee from the lead bank.

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPAs can be found in Note 16. The notional amount of the risk participation agreements outstanding at March 31, 2024 and December 31, 2023 was $6.6 million and $6.8 million, respectively.

Interest Rate Hedge

The Company has entered into interest rate swaps with a total notional value of $70 million and $50 million as of March 31, 2024 and 2023, respectively, in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. The hedge transactions allow the Company to add stability to interest expense and manage its exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in accumulated other comprehensive loss (within Shareholders’ Equity), net of tax, with a corresponding offset within other assets or other liabilities. Disclosures related to the fair value of the interest rate hedges can be found in Note 16. Amounts recorded in accumulated other comprehensive loss for the effective portion of changes in the fair value are subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended March 31, 2024 and 2023.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the three months ended March 31, 2024 and 2023, the Company had $199,000 and $24,000 of gains, respectively, which resulted in a decrease in interest expense. In the twelve months that follow March 31, 2024, the Company estimates that approximately $785,000 will be reclassified as a decrease to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates. As of March 31, 2024, the maximum length of time over which forecasted transactions are hedged is approximately three years with all hedge transactions terminating by December 2026.

The following table summarizes the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands).

	Three months ended March 31, 2024
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Loss on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$797	Interest expense - Deposits	$(199)
Total	$797		$(199)

	Three months ended March 31, 2023
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Loss on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$(829)	Interest expense - Deposits	$(24)
Total	$(829)		$(24)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at March 31, 2024 and 2023.

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

The contribution of the major business segments to the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three months ended
	March 31, 2024
	Total revenue	Net income (loss)
Community banking	$14,648	$5,021
Wealth management	3,268	766
Investment/Parent	(4,222)	(3,883)
Total	$13,694	$1,904

	Three months ended
	March 31, 2023
	Total revenue	Net income (loss)
Community banking	$13,358	$3,668
Wealth management	2,746	448
Investment/Parent	(1,075)	(2,601)
Total	$15,029	$1,515

14.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $253.1 million and $236.6 million along with standby letters of credit of $8.0 million and $8.2 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision (recovery) for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded a provision for credit losses expense on unfunded commitments of $2,000 for the three months ended March 31, 2024 compared to a provision for credit losses recovery of $17,000 for the three months ended March 31, 2023. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $942,000 at March 31, 2024 and $940,000 at December 31, 2023.

Additionally, the Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities and corporate bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$250	$258
Interest cost	429	435
Expected return on plan assets	(1,032)	(1,034)
Net periodic pension benefit	$(353)	$(341)

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The accrued pension liability, which had a positive (debit) balance of $24.7 million, was reclassified to other assets on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. The balance of the accrued pension liability continues to be a positive value as a result of Company contributions to the plan and the revaluation of the obligation.

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

16.  Disclosures about Fair Value Measurements and Financial Instruments

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

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at March 31, 2024
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$337	$337	$—	$—
Available for sale securities:
U.S. Agency	5,266	—	5,266	—
U.S. Agency mortgage-backed securities	93,094	—	93,094	—
Municipal	10,028	—	10,028	—
Corporate bonds	57,064	—	57,064	—
Interest rate swap asset (1)	4,993	—	4,993	—
Interest rate hedge (1)	352	—	352	—
Interest rate swap liability (2)	(5,048)	—	(5,048)	—
Risk participation agreement (2)	(272)	—	(272)	—

	Fair Value Measurements at December 31, 2023
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$499	$499	$—	$—
Available for sale securities:
U.S. Agency	5,339	—	5,339	—
U.S. Agency mortgage-backed securities	93,075	—	93,075	—
Municipal	10,360	—	10,360	—
Corporate bonds	56,937	—	56,937	—
Interest rate swap asset (1)	4,582	—	4,582	—
Interest rate swap liability (2)	(4,665)	—	(4,665)	—
Interest rate hedge (2)	(446)	—	(446)	—
Risk participation agreement (2)	(410)	—	(410)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At March 31, 2024, individually evaluated loans using the collateral method with a carrying value of $3.6 million were reduced by a specific valuation allowance totaling $1.6 million resulting in a net fair value of $2.0 million. At December 31, 2023, the Company had no individually evaluated loans using the collateral method which were carried at fair value.

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

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
March 31, 2024	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Individually evaluated loans	$1,980	$—	$—	$1,980
Other real estate owned and repossessed assets	123	—	—	123

	Fair Value Measurements
December 31, 2023	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Other real estate owned and repossessed assets	$15	$—	$—	$15

	Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
March 31, 2024	Fair Value	Techniques	Input	Range (Wgtd Avg)
Individually evaluated loans	$1,980	Appraisal of collateral (1)	Appraisal adjustments (2)	10% to 100% (10.01%)
Other real estate owned and repossessed assets	123	Appraisal of collateral (1)	Appraisal adjustments (2)	48% to 63% (53%)
			Liquidation expenses	0% to 33% (8%)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2023	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$15	Appraisal of collateral (1)	Appraisal adjustments (2)	63% (63%)
			Liquidation expenses	33% (33%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on U.S. GAAP measurements and recorded carrying values at March 31, 2024 and December 31, 2023 for the remaining financial instruments not required to be reported at fair value were as follows:

	March 31, 2024
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$64,967	$59,180	$—	$57,312	$1,868
Loans held for sale	899	914	914	—	—
Loans, net of allowance for credit losses and unearned income	1,011,048	940,240	—	—	940,240
FINANCIAL LIABILITIES:
Deposits with stated maturities	327,156	326,340	—	—	326,340
All other borrowings (1)	76,107	74,328	—	—	74,328

	December 31, 2023
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$63,979	$58,621	$—	$56,769	$1,852
Loans held for sale	130	132	132	—	—
Loans, net of allowance for credit losses and unearned income	1,023,218	950,402	—	—	950,402
FINANCIAL LIABILITIES:
Deposits with stated maturities	322,477	321,660	—	—	321,660
All other borrowings (1)	71,247	70,061	—	—	70,061
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

THREE MONTHS ENDED MARCH 31, 2024 VS. THREE MONTHS ENDED MARCH 31, 2023

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Net income	$1,904	$1,515
Diluted earnings per share	0.11	0.09
Return on average assets (annualized)	0.55%	0.45%
Return on average equity (annualized)	7.51%	5.85%

The Company reported net income of $1,904,000, or $0.11 per diluted common share. This earnings performance represented a $389,000, or 25.7%, increase over the first quarter of 2023 when net income totaled $1,515,000, or $0.09 per diluted common share. The first quarter 2024 results demonstrate that the Company’s earnings improvement program is working. Implementing this program contributed to a decrease in non-interest expense, an increase in certain non-interest income items and higher investment security revenue. The Company also benefitted from its diversified revenue streams and saw another strong contribution from the wealth management business, which delivered record quarterly revenue. These factors resulted in total non-interest income representing 36% of total revenue for the quarter. Finally, after five consecutive quarters of decline, net interest income and margin increased in the first quarter of 2024 when compared to the more recent fourth quarter 2023 performance indicating that the Company has begun to reverse one of the major revenue challenges that it has faced with the inversion of the yield curve.

Overall, the favorable comparison in the Company’s performance in the first quarter of 2024 reflects a positive shift in the provision for credit losses and a reduction in non-interest expense, both of which more than offset the lower level of total revenue. Specifically, the Company benefitted from a provision for credit losses recovery in the first quarter of 2024 which represents a significant shift from a large provision expense in the first quarter of 2023. Total non-interest income was lower for the first quarter of 2024 compared to last year’s first quarter after a gain was recognized on the sale of Class B common stock shares of Visa Inc in 2023 and no such gain was recognized this year. This overshadowed significant improvement in other non-interest income line items. Total non-interest expense in the first quarter of 2024 declined and compared favorably to non-interest expense for the first quarter of 2023 primarily due to a lower level of legal and professional services costs.

…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company’s net interest income performance for the first quarter of 2024 to the first quarter of 2023 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	March 31, 2024	March 31, 2023	Change	% Change
Interest income	$16,224	$14,574	$1,650	11.3%
Interest expense	7,477	5,052	2,425	48.0
Net interest income	$8,747	$9,522	$(775)	(8.1)
Net interest margin	2.70%	3.03%	(0.33)%	N/M

N/M — not meaningful

The Company's net interest income in the first quarter of 2024 decreased by $775,000, or 8.1%, from the prior year's first quarter while the net interest margin of 2.70% for the first quarter of 2024 represents a 33-basis point decrease from the first quarter of 2023. The decrease reflects net interest margin compression which has been prevalent in the banking industry since the Federal Reserve began tightening monetary policy in an effort to control inflation. Additionally, contributing to net interest margin compression is the inverted U.S. Treasury yield curve. While the Company’s net interest margin percentage in the first quarter of 2024 compares unfavorably to last year’s first quarter, it did improve since the fourth quarter of 2023 by seven basis points. This improvement reversed a declining trend that existed for five consecutive quarters and reflects the Federal Reserve keeping interest rates stable since July 2023 along with the impact of management’s pricing of loans and deposits.

Total average loans in the first quarter of 2024 were higher than the 2023 first quarter average by $43.3 million, or 4.4%. Strong loan pipelines during 2023 resulted in the loan portfolio demonstrating growth throughout the year. So far in 2024, payoff activity has surpassed loan originations which is consistent with what occurred during the first quarter of 2023 and has resulted in an $11.8 million, or 1.1%, decline in total loans since December 31, 2023. Overall, total loans continue to be above the $1.0 billion threshold averaging $1.030 billion for the 2024 first quarter. The higher interest rate environment along with the higher average total loans outstanding resulted in total loan interest income improving by $1.5 million, or 12.2%, for the first quarter of 2024 when compared to the first quarter of 2023.

Total investment securities averaged $256.7 million for the first quarter of 2024, which is $9.3 million, or 3.5%, lower than the $266.0 million average for the first quarter of last year. The decrease reflects management’s 2023 strategy to allocate more cash flow from the securities portfolio to higher yielding loans while the Company controlled the amount of high cost overnight borrowed funds. While yields on new security purchases exceeded the overall average yield of the existing securities portfolio, the spread between overnight borrowings and the yield on new securities ranged from negative to only marginally positive causing the slowdown in purchasing activity during 2023 and into 2024. Thus, new investment security purchases were primarily used to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to public funds deposits. The improved yields for new securities purchases along with management’s execution of a late December 2023 investment portfolio repositioning strategy caused interest income from investments to increase by $140,000, or 6.2%. This repositioning strategy resulted in an approximate 2.1% yield improvement on $16.8 million of securities. Overall, the 2024 first quarter balance of total average interest earning assets increased over last year’s first quarter by $33.9 million, or 2.7%, while total interest income increased by $1.7 million, or 11.3%, since the first quarter of 2023.

On the liability side of the balance sheet, total average deposits of $1.160 billion for the first quarter of 2024 were $10.4 million, or 0.9%, higher than the 2023 first quarter average. The increase reflects the Company’s successful business development efforts which more than offset a portion of the funds from the government stimulus programs leaving the balance sheet and greater pricing competition in the market to retain deposits because of the higher interest rates. The Company’s core deposit base continued to demonstrate the strength and stability that it has had for many years. On March 31, 2024, total deposits grew by $18.2 million, or 1.6%, since December 31, 2023, demonstrating customer loyalty and confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The loan to deposit ratio averaged 88.8% in the first quarter of 2024, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support our customers and our community during times of economic volatility.

Total interest expense in the first quarter of 2024 increased by $2.4 million, or 48.0%, when compared to the first quarter of 2023, due to higher deposit and borrowings interest expense. Deposit interest expense was higher by $2.0 million, or 48.0%, while the first quarter 2024 average volume of total interest-bearing deposits grew from the 2023 first quarter average by $28.7 million, or 3.0%. The rising national interest rates in 2023 resulted in certain deposit products, particularly public funds, which are tied to a market index, repricing upward with the move in short-term interest rates causing interest expense to increase. Additionally, increased market competition resulted in the Company raising rates on certain shorter-term certificates of deposit to retain funds. Another factor contributing to net interest margin compression was an unfavorable deposit mix shift as the first quarter 2024 average of non-interest bearing demand deposits declined by $18.3 million, or 9.3%, while, as mentioned above, total interest-bearing deposits increased by $28.7 million, or 3.0%. For interest rate risk management purposes and to offset a portion of the unfavorable impact that rising funding costs are having on net interest income, management proactively executed $70 million of interest rate hedge transactions during 2023 to fix the cost of certain deposits that are indexed and move with short-term interest rates. These hedging transactions reduced the Company’s negative variability of net interest income in a rising interest rate environment and helped slow net interest margin compression. Overall, total deposit cost averaged 2.15% for the first quarter of 2024, which is 67 basis points higher than total deposit cost of 1.48% for the first quarter of 2023.

Total borrowings interest expense increased by $415,000, or 48.1%, when comparing the first quarter of 2024 and the first quarter of 2023. The increase primarily results from the impact that the higher interest rates had on total borrowings cost. While the Company has utilized fewer overnight borrowed funds so far in 2024, the level of advances from the Federal Home Loan Bank have increased. Total fed funds purchased and other short-term borrowings averaged $33.6 million for the first quarter of 2024 after averaging $40.7 million for the first quarter of 2023. Advances from the Federal Home Loan Bank averaged $47.9 million in the first quarter of 2024 which is $30.2 million, or 170.9%, higher than the $17.7 million average in the first quarter of 2023. The increase in term advances results from management increasing its usage of this product to lock in lower rates than overnight borrowings due to the inversion in the yield curve. Therefore, the increase to borrowings interest expense in 2024 reflects a greater utilization of FHLB term borrowings.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three-month periods ended March 31, 2024 and 2023 setting forth (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended March 31, 2024 and 2023 was $6,000 and $3,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended March 31 (In thousands, except percentages)

	2024			2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,029,841	$13,782	5.31%	$986,493	$12,279	4.99%
Short-term investments and bank deposits	4,213	67	6.33	4,376	57	5.20
Investment securities – AFS	191,755	1,825	3.81	204,262	1,770	3.47
Investment securities – HTM	64,990	556	3.42	61,734	471	3.05
Total investment securities	256,745	2,381	3.71	265,996	2,241	3.37
Total interest earning assets/interest income	1,290,799	16,230	5.04	1,256,865	14,577	4.66
Non-interest earning assets:
Cash and due from banks	14,571			16,412
Premises and equipment	18,252			17,849
Other assets	81,020			75,052
Allowance for credit losses	(16,113)			(12,147)
TOTAL ASSETS	$1,388,529			$1,354,031
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$223,016	$1,043	1.88%	$226,724	$860	1.54%
Savings	120,547	29	0.10	132,520	32	0.10
Money markets	309,645	2,148	2.79	297,602	1,456	1.98
Time deposits	326,882	2,979	3.67	294,518	1,841	2.54
Total interest bearing deposits	980,090	6,199	2.54	951,364	4,189	1.79
Short-term borrowings	33,645	484	5.69	40,719	494	4.86
Advances from Federal Home Loan Bank	47,927	504	4.23	17,690	82	1.89
Subordinated debt	27,000	263	3.90	27,000	263	3.90
Lease liabilities	4,203	27	2.60	3,277	24	2.94
Total interest bearing liabilities/interest expense	1,092,865	7,477	2.74	1,040,050	5,052	1.96
Non-interest bearing liabilities:
Demand deposits	179,531			197,878
Other liabilities	14,136			11,011
Shareholders’ equity	101,997			105,092
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,388,529			$1,354,031
Interest rate spread			2.30			2.70
Net interest income/ Net interest margin (non-GAAP)		8,753	2.70%		9,525	3.03%
Tax-equivalent adjustment		(6)			(3)
Net Interest Income (GAAP)		$8,747			$9,522

…..PROVISION FOR CREDIT LOSSES…..The Company recognized a $557,000 provision for credit losses recovery in the first quarter of 2024 after recognizing a $1.179 million provision for credit losses expense in the first quarter of 2023. This represents a favorable shift of $1.7 million. The first quarter 2024 provision for credit losses recovery is the net impact of several items. A $293,000 recovery from the loan portfolio was recognized during the first quarter of 2024 due to payoff activity that resulted in the total loan portfolio balance decreasing since year-end 2023.

Additionally, contributing to this portion of the recovery was a favorable adjustment to the loss and qualitative factors used to calculate the allowance for loan losses in accordance with ASC 326, Financial Instruments – Credit Losses (CECL). Within the investment portfolio, a $435,000 recovery was recognized on a $926,000 reserve that was established in the first quarter of 2023 for a Signature Bank subordinated debt investment after this bond was successfully sold in the first quarter of 2024. These recoveries more than offset a $116,000 reserve established for an available for sale corporate security and an additional $53,000 that was contributed to the reserve for HTM securities in accordance with CECL.

…..NON-INTEREST INCOME…..Non-interest income for the first quarter of 2024 totaled $4.9 million and decreased by $560,000, or 10.2%, from the first quarter of 2023 performance. Factors contributing to the lower level of non-interest income for the quarter included:

●	during the first quarter of 2023, the Company recognized a $1.7 million gain from AmeriServ Financial Bank selling all 7,859 shares of Class B common stock of Visa Inc. There was no such gain during the first quarter of this year;
●	a $555,000, or 121.4%, increase in other income due to the recognition of a $250,000 signing bonus that resulted from successful negotiations related to the renewal of an expiring contract with Visa. Also contributing to the favorable comparison in other income between quarters was an adjustment to the fair value of a risk participation agreement as well as the recognition of a positive credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing our interest rate risk position. These favorable adjustments totaled $262,000 and were impacted by the increase in interest rates since the first quarter of 2023;
●	wealth management fees improved by $528,000, or 19.3%, to a record level for the first quarter of 2024 due in part to strong performance from our Financial Services division that resulted from new business growth. Also, the increase in wealth management fees reflects the improving market conditions particularly for equity securities as major market indexes have risen to record highs during the first quarter of 2024. Overall, the fair market value of wealth management assets totaled $2.6 billion at March 31, 2024 and increased by $248.5 million, or 10.6%, since March 31, 2023; and
●	a $98,000, or 41.0%, increase in bank owned life insurance revenue due to the receipt of a death claim.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first quarter of 2024 totaled $11.9 million and decreased by $99,000, or 0.8%, from the prior year’s first quarter. Factors contributing to the lower level of non-interest expense for the quarter included:

●	a $306,000, or 23.4%, decrease in professional fees primarily due to lower expenses for legal and professional services caused by litigation and responses to the actions of an activist investor. The amount spent on activist related costs totaled $255,000 in the first quarter of 2024 compared to $599,000 in the first quarter of 2023;
●	a $130,000, or 104.0%, increase in FDIC insurance due to an increase in both the asset assessment base as well as the assessment rate;
●	an $81,000, or 7.5%, increase in data processing and IT expense due to additional expenses related to monitoring our computing and network environment; and
●	a $58,000, or 0.8%, decrease in salaries and employee benefits due to the net impact of certain items within this broad category. Total health care cost was $406,000, or 41.1%, lower compared to last year’s first quarter and reflects management’s effective negotiations with our current health care provider that resulted in not having to recognize any premium costs in January 2024. This favorable item was partially offset by an increased level of incentive compensation by $243,000, or 89.2%, which corresponds to the strong performance of our wealth management division, as well as increased expenses related to payroll taxes and employer 401(k) contributions.

…..INCOME TAX EXPENSE…..The Company recorded income tax expense of $483,000, or an effective tax rate of 20.2%, in the first quarter of 2024. This compares to income tax expense of $372,000, or an effective tax rate of 19.7%, for the first quarter of 2023.

…..SEGMENT RESULTS.…..The community banking segment reported a net income contribution of $5,021,000 in the three months of 2024 which was $1,353,000 higher than the net income contribution in the first three months of 2023. The increase between time periods results from the strength that this segment provides to the Company which was determined by a thorough funds transfer pricing analysis. In short, a funds transfer pricing analysis determines how funding (deposits) and use of this funding (loans) by each segment contributes to the overall profitability of the Company by providing an estimated positive or negative dollar value of the segment’s contribution to the Company. Overall, the funds transfer pricing analysis indicated that the community banking segment provided an additional $1.1 million benefit to the Company in the three months of 2024 when compared to the three months of 2023. Despite this benefit that community banking provides, this segment was unfavorably impacted from net interest margin compression as total deposit interest expense increased to a higher level than the increase to total loan interest income by $510,000. Net interest margin compression has been prevalent in the banking industry since the Federal Reserve began tightening monetary policy in an effort to control inflation combined with an inverted U.S. Treasury yield curve. Another factor contributing to the net interest margin compression experienced by the Company was an unfavorable deposit mix shift as exhibited by the three-month average of non-interest-bearing demand deposits declining by $18.3 million, or 9.3%, while total interest-bearing deposits increased by $28.7 million, or 3.0%. The improvement is due to the Federal Reserve keeping interest rates stable since July 2023 along with the impact of management’s pricing of loans and deposits. This segment benefitted from a higher level of total average loans in the first three months of 2024 by $43.3 million, or 4.4%. Growth occurred in all major categories. Overall, total loan interest income improved by $1.5 million, or 12.2%, for the first three months of 2024 when compared to the first three months of last year. Deposit interest expense was higher by $2.0 million, or 48.0%, while, as mentioned above, the 2024 three-month average volume of total interest-bearing deposits increased by $28.7 million, or 3.0%. The higher national interest rates along with increased market competition to retain and attract deposits contributed to deposit costs increasing. This segment was favorably impacted by the Company recording a $291,000 recovery for the allowance for credit losses on our loan portfolio and unfunded commitments in the first three months of 2024 compared to $284,000 of provision expense for credit losses on loans and unfunded commitments in last year’s first three months. This was discussed previously in the Provision for Credit Losses section within this document. Non-interest income increased due to the Company recognizing a $250,000 signing bonus that resulted from successful negotiations related to the renewal of an expiring contract with Visa. Also, this segment was favorably impacted by a positive adjustment to the fair market value of an interest rate swap related risk participation agreement as well as the recognition of a favorable credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain commercial borrowers while managing our interest rate risk position. Non-interest expense, within the community banking segment, in the three months of 2024 compares unfavorably to last year’s first three months primarily due to a higher level of FDIC deposit insurance expense.

The wealth management segment’s net income contribution increased by $318,000 in the first three months of 2024 from the first three months of 2023. The increase reflects the strong performance from the Financial Services division that resulted from new business growth. Also, wealth management fees increased due to the improving market conditions particularly for equity securities as the major market indexes rose to record highs during the first quarter of 2024. Overall, the fair market value of wealth management assets totaled $2.6 billion at March 31, 2024 and increased by $249.0 million, or 10.6%, since March 31, 2023. Also contributing to the higher level of net income for this segment were lower levels of salaries expense and health care costs. Overall, wealth management revenues reached a historically high level. Partially offsetting the improvement in wealth management revenue for the three-month period were higher levels of incentive compensation and professional fees.

The investment/parent segment reported a net loss of $3,883,000 in the three months of 2024 which is greater than the net loss of $2,601,000 in the first three months of 2023 by $1,282,000. The funds transfer pricing analysis within this segment caused the loss reported within this segment to be higher due to the inverted yield curve and the higher funding costs on our balance sheet. Also contributing to the higher net loss for this segment was the $1.7 million gain recognized during the first quarter of 2023 from the sale of the Class B common stock of Visa Inc. that the Bank owned which was only partially offset by a $1.4 million favorable shift from the Bank recognizing a $435,000 provision recovery from the subordinated debt investment with Signature Bank after a $926,000 provision expense was recognized on this same investment in the first quarter of 2023. This segment was also unfavorably impacted by $415,000 of additional total borrowings interest expense due to the higher average balance of FHLB term borrowings. Favorably impacting net income for this segment were lower expenses by $344,000 for legal and professional services costs and an increased level of interest income from investment securities by $150,000 as the higher interest rates and a portfolio restructuring in late 2023 resulted in an improved overall total securities yield.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.4 billion at March 31, 2024, which declined by $5.1 million, or 0.4%, from the December 31, 2023 asset level. This change was related, primarily, to reduced total loans which were partially offset by increased levels of cash and cash equivalents, investment securities, leases, and other assets. Specifically, total loans decreased $11.8 million, or 1.1%, as payoff activity so far in 2024 has surpassed loan originations. During 2023 and into 2024, the spread between overnight borrowings and the yield on new investment securities ranged from negative to only marginally positive causing a slowdown in purchasing activity. Thus, the $729,000, or 0.3%, increase in investment securities was used to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to public funds deposits. The slowdown in loan originations and investment security purchases along with an increase in total deposits led to a $3.4 million, or 24.4%, increase in cash and cash equivalents. The $1.2 million, or 38.1%, increase in the right-of-use asset for operating and financing leases resulted from the execution of two new leases for office locations and one new lease of equipment during the first quarter of 2024. Finally, other assets increased $2.0 million, or 5.3%, due to an increase in the market values for the interest rate swaps and hedges as well as amounts prepaid for state shares tax.

Total deposits increased by $18.2 million, or 1.6%, in the first three months of 2024. This demonstrates customer confidence and the strength and loyalty of our core deposit base. As of March 31, 2024, the 25 largest depositors represented 22.9% of total deposits, which is an increase from December 31, 2023, when it was 22.4%. As of March 31, 2024 and December 31, 2023, the estimated amount of uninsured deposits was $395.9 million and $384.5 million, respectively. The estimate of uninsured deposits was done at the single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 50% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized by investment securities or FHLB letters of credit to protect these depositor funds. Total borrowings have decreased by $23.5 million, or 20.3%, since year-end 2023. This change was driven by a decrease in short-term borrowings which was partially offset by an increase in FHLB term advances. Specifically, short-term borrowings decreased by $29.5 million, or 72.0%. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. In addition, the inversion in the yield curve has caused FHLB term advances to have rates that are lower than the cost of overnight borrowed funds. Therefore, management increased usage of FHLB term advances in the first quarter of 2024 leading to an increase in this line item of $4.9 million, or 10.9%.

The Company’s total shareholders’ equity increased by $1.7 million, or 1.6%, during the first three months of 2024. The increase in capital is the result of the Company’s earnings performance during the first quarter of 2024 more than offsetting our common stock dividend payments to shareholders. In addition, the improved market value adjustment on the interest rate hedges had a positive impact on accumulated other comprehensive loss which more than offset the reduced market value of the available for sale investment securities portfolio and the pension adjustment.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 13.10%, and a common equity tier 1 capital ratio of 9.53% at March 31, 2024. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of March 31, 2024, the Company’s book value per common share was $6.06 and its tangible book value per common share was $5.26(1). When compared to December 31, 2023, book value per common share and tangible book value per common share improved by $0.10 per common share. The improvement in the Company’s book value and tangible book value per share in the first three months of 2024 compared to last year-end reflects the improvement in earnings performance as well as a positive market value adjustment for the interest rate hedges which more than offset a decrease in the fair value of the Company’s available for sale investment securities and a negative pension adjustment. The tangible common equity to tangible assets ratio was 6.58%(1) at March 31, 2024 and increased by 14-basis points when compared to December 31, 2023.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2024	2023	2023
Total accruing loan delinquency (past due 30 to 89 days)	$2,188	$1,818	$10,501
Total non-accrual loans	11,959	12,167	4,561
Total non-performing assets*	12,161	12,393	4,599
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.21%	0.18%	1.07%
Non-accrual loans, as a percentage of total loans, net of unearned income	1.16	1.17	0.46
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned and repossessed assets*	1.18	1.19	0.47
Non-performing assets as a percentage of total assets*	0.88	0.89	0.34
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.05	0.35	0.05
Annualized provision (recovery) for credit losses - loans	(0.11)	0.66	0.12
Total classified loans (loans rated substandard or doubtful)**	$24,570	$24,996	$26,471
*

Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned and repossessed assets.

**	Total classified loans include non-performing residential mortgage and consumer loans.

The slight increase in accruing loan delinquency since year-end 2023 is attributable to an increase in commercial real estate loan delinquency which was partially offset by a decrease in consumer and residential mortgage loan delinquency. Non-performing assets decreased from $12.4 million at December 31, 2023 to $12.2 million at March 31, 2024 primarily due to a reduction in non-accrual commercial real estate loans. Non-performing assets were at 1.18% of total loans as of March 31, 2024. The Company recognized net loan charge-offs of $121,000, or 0.05% of total average loans, in the first quarter of 2024 which is relatively consistent with net loan charge-offs of $116,000, or 0.05% of total average loans, in the first quarter of 2023. Classified loans decreased $426,000, or 1.7%, from December 31, 2023 and totaled $24.6 million at March 31, 2024 as a result of normal paydown activity.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2024, the 25 largest credits represented 22.7% of total loans outstanding, which remained unchanged since December 31, 2023.

Commercial Real Estate Loan Exposure

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

There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 369% at March 31, 2024. It should be noted that this ratio improved from 375% at December 31, 2023 due to contraction in non-owner occupied commercial real estate loan balances as well as an increase in total regulatory capital. Further, non-owner occupied commercial real estate loans represented 49.6% and 49.3% of total loans as of March 31, 2024 and December 31, 2023, respectively.

The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. The following table presents our non-owner occupied commercial real estate loan portfolio by property type.

	March 31, 2024
	Commercial	Commercial
	Real Estate	Real Estate	Other Commercial
	(Non-Owner Occupied) -	(Non-Owner Occupied) -	Real Estate
	Retail	Multi-Family	(Non-Owner Occupied)	Total

	(In thousands)
1-4 unit residential	$—	$—	$26,274	$26,274
Multi-family	—	90,963	—	90,963
Mixed use - apartments & retail/office	—	18,593	—	18,593
Retail strip plaza	51,703	—	—	51,703
Mall	3,904	—	—	3,904
Major shopping center with anchor tenants	29,172	—	—	29,172
Commercial office - urban	—	—	25,857	25,857
Commercial office - suburban	—	—	28,144	28,144
Hotel/motel	—	—	35,818	35,818
Retail/service shops	85,008	—	—	85,008
Personal care/hospital/medical office	—	—	20,564	20,564
Manufacturing/warehouse	—	—	86,615	86,615
Other	—	—	65	65
Land acquisition and development	—	—	6,237	6,237
Total	$169,787	$109,556	$229,574	$508,917

…..ALLOWANCE FOR CREDIT LOSSES…..The following table sets forth the allowance for credit losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2024	2023	2023
Allowance for credit losses - loans	$14,639	$15,053	$12,132
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.43%	1.45%	1.24%
total non-accrual loans	122.41	123.72	265.99
total non-performing assets	120.38	121.46	263.80
Allowance for credit losses - securities	$206	$963	$1,009
Allowance for credit losses - unfunded loan commitments	942	940	906

The allowance for loan credit losses declined since December 31, 2023 by $414,000, or 2.8%, to $14.6 million at March 31, 2024. Even with this modest decrease, the allowance for loan credit losses is $2.5 million, or 20.7%, higher than the allowance for loan credit losses at March 31, 2023. The increase since last year’s first quarter end is due to the Company strengthening its allowance for loan credit losses during the fourth quarter of 2023. Overall, the Company continues to maintain solid coverage of both total loans and non-performing assets as the allowance for loan credit losses provided 120% coverage of non-performing assets and 1.43% of total loans at March 31, 2024.

The allowance for credit losses on the investment securities portfolio was comprised of $116,000 on available for sale securities and $90,000 on held to maturity securities as of March 31, 2024. This compares to $926,000 on available for sale securities and $37,000 on held to maturity securities as of December 31, 2023. The allowance for credit losses on available for sale securities decreased $810,000, or 87.5%, since year-end 2023 due to the successful sale of the Signature Bank subordinated debt investment during the first quarter of 2024.

…..LIQUIDITY…..The Company’s liquidity position continues to be strong. Total average deposits are $10.4 million, or 0.9%, higher when compared to the 2023 first three-month average. The increase reflects the Company’s successful business development efforts which more than offset a portion of the funds from the government stimulus programs leaving the balance sheet and greater pricing competition in the market to retain deposits because of the higher interest rates. The Company’s core deposit base continued to demonstrate the strength and stability that it has had for many years. On March 31, 2024, total deposits grew by $18.2 million, or 1.6%, since December 31, 2023, demonstrating customer loyalty and confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. Overall, deposit volumes continue to remain at a high level. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth.

Average short-term investments remained relatively stable in the first three months of 2024 compared to the first three months of last year, decreasing slightly by $163,000, or 3.7%. Advances from the Federal Home Loan Bank averaged $47.9 million in the first quarter of 2024 which is $30.2 million, or 170.9%, higher than the $17.7 million average in the first quarter of 2023. The increase to term advances results from management increasing our usage of this product to lock in lower rates than overnight borrowings due to the inversion in the yield curve. Management continues to monitor the changing economic conditions and adjust pricing strategies accordingly which largely determines customer behavior and the level of total deposits as well as shifts within the total deposit mix. Also, diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. The Company has utilized fewer overnight borrowed funds so far in 2024. Total fed funds purchased and other short-term borrowings averaged $33.6 million for the first quarter of 2024 after averaging $40.7 million for the first quarter of 2023. Continued loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. So far in 2024, purchases of securities have continued to follow the same trend exhibited during the full year of 2023. Securities purchases have been slow as more funds have been allocated to the loan portfolio. Loan pipelines are at slightly lower levels than what we have recently experienced. However, total average loans in the first quarter of 2024 were higher than the 2023 first quarter average by $43.3 million, or 4.4%. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 88.8% in the first quarter of 2024, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community during times of economic volatility. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $3.4 million from December 31, 2023, to $17.4 million at March 31, 2024, due to $12.6 million of net cash provided by investing activities which more than offset $7.0 million of net cash used in financing activities and $2.2 million of net cash used in operating activities. Within investing activities, cash advanced for new loans originated totaled $40.0 million and was $12.4 million lower than the $52.4 million of cash received from loan principal payments. Within financing activities, total short-term borrowings decreased by $29.5 million, total FHLB borrowings increased by $4.9 million while total deposits increased by $18.2 million. Within operating activities, $2.1 million of mortgage loans held for sale were originated while $1.3 million of mortgage loans were sold into the secondary market.

The holding company had $6.0 million of cash, short-term investments, and investment securities at March 31, 2024, which represents a $2.2 million decrease from the holding company’s cash position since December 31, 2023. Dividend payments from our subsidiaries provided ongoing cash to the holding company. At March 31, 2024, our subsidiary Bank had $2.6 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payments on its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $17.4 million and $14.0 million at March 31, 2024 and December 31, 2023, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At March 31, 2024, the Company had $323 million of overnight borrowing availability at the FHLB, $43 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 9.53%, the tier 1 capital ratio was 9.53%, and the total capital ratio was 13.10% at March 31, 2024. The Company’s tier 1 leverage ratio was 7.89% at March 31, 2024. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2024.

Our focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.03 per quarter. While the Company has frequently executed common stock buyback programs in the past, we presently do not have one in place due to our tangible common equity ratio being at 6.58%(1). At March 31, 2024, the Company had approximately 17.1 million common shares outstanding.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	(1.6)%	2.8%
100 bp increase	(0.8)	2.4
100 bp decrease	0.3	(5.0)
200 bp decrease	0.2	(12.8)

The Company believes that its overall interest rate risk position is well controlled. The execution of $70 million of interest rate hedges during 2023, in order to fix the cost of certain deposits that are indexed and move with short-term interest rates, reduced the Company’s negative variability of net interest income in a rising interest rate environment and helped slow net interest margin compression. The fed funds rate is currently at a targeted range of 5.25% to 5.50% as the Federal Reserve has not changed interest rates since the third quarter of 2023.

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

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $253.1 million and standby letters of credit of $8.0 million as of March 31, 2024. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

…..RECONCILIATION OF NON-GAAP FINANCIAL MEASURES…..This document contains certain financial information determined by methods other than in accordance with generally accepted accounting principles in the United States (GAAP). The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible common equity by tangible assets or shares outstanding. The Company believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures, and, because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at March 31, 2024 and December 31, 2023 (in thousands, except share and ratio data):

	March 31,	December 31,
	2024	2023
Total shareholders’ equity	$103,933	$102,277
Less: Intangible assets	13,705	13,712
Tangible common equity	90,228	88,565
Total assets	1,384,516	1,389,638
Less: Intangible assets	13,705	13,712
Tangible assets	1,370,811	1,375,926
Tangible common equity ratio (non-GAAP)	6.58%	6.44%
Total shares outstanding	17,147,270	17,147,270
Tangible book value per share (non-GAAP)	$5.26	$5.16

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

ACCOUNT — Pension liability

BALANCE SHEET REFERENCE — Other assets

INCOME STATEMENT REFERENCE — Salaries and employee benefits and Other expense

DESCRIPTION

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. Additionally, pension expense can also be impacted by settlement accounting charges if the amount of employee selected lump sum distributions exceed the total amount of service and interest component costs of the net periodic pension cost in a particular year. Our pension benefits are described further in Note 15 of the Notes to Unaudited Consolidated Financial Statements.

ACCOUNT — Allowance for Credit Losses

BALANCE SHEET REFERENCE — Investment securities, net of allowance for credit losses, Allowance for credit losses – loans, Other liabilities

INCOME STATEMENT REFERENCE — Provision (recovery) for credit losses

DESCRIPTION

Effective January 1, 2023, the Company adopted ASC 326, Financial Instruments - Credit Losses and subsequent related updates. This standard requires the Company to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held to maturity (HTM) securities, and off-balance sheet credit exposures such as unfunded commitments. In addition, ASC 326 requires credit losses on available for sale (AFS) debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell the security.

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations and supervisory actions by such regulators, including bank failures; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; (xii) the ability to attract new or retain existing deposits or to retain or grow loans, including growth from unfunded closed loans; (xiii) the ability to generate future revenue growth or to control future growth in non-interest expense, including, but not limited to, those related to technological changes, including changes regarding artificial intelligence and cybersecurity, changes affecting oversight of the financial services industry, and changes intended to manage or mitigate climate and related environmental risks; (xiv) the impact of failure in, or breach of, our operational or security systems or those of third parties with whom we do business, including as a result of cyberattacks or an increase in the incidence of fraud, illegal payments, security breaches or other illegal acts impacting us or our customers; (xv) expense and reputational impact on the Company as a result of litigation and other continuing activities of an activist shareholder; (xvi) legal, reputational, and financial risks resulting from the MOVEit cyber incident, our ongoing investigation of the incident, including the Company’s potential discovery of additional information related to the incident in connection with this investigation, any potential regulatory inquiries and/or litigation to which the Company may become subject in connection with this incident, the extent of remediation and other additional costs that may be incurred by the Company in connection with this incident, the extent of insurance coverage and contractual indemnification, the potential that other third-party vendors may have been affected by the MOVEit vulnerability in a manner that may compromise client data, including personally identifiable information; and (xvii) other external developments which could materially impact the Company’s operational and financial performance.

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2024 are effective.

(b) Changes in Internal Controls. There have been no changes in AmeriServ Financial, Inc.’s internal controls over financial reporting (as defined in Rule 13a-15(f)) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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
101

Includes the following financial and related information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: May 13, 2024	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: May 13, 2024	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer