Form 10-Q
period 2024-06-30
AMERISERV FINANCIAL INC /PA/
filed 2024-08-12
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2024
Common Stock, par value $0.01	16,519,267

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and due from depository institutions	$15,458	$9,678
Interest bearing deposits and short-term investments	2,925	4,349
Cash and cash equivalents	18,383	14,027
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $360 on June 30, 2024 and $926 on December 31, 2023)	163,979	165,711
Held to maturity (fair value $60,763 on June 30, 2024 and $58,621 on December 31, 2023; allowance for credit losses $100 on June 30, 2024 and $37 on December 31, 2023)	66,446	63,979
Loans held for sale	225	130
Loans (net of unearned income $513 on June 30, 2024 and $483 on December 31, 2023)	1,039,033	1,038,271
Less: Allowance for credit losses	14,611	15,053
Net loans	1,024,422	1,023,218
Premises and equipment:
Operating lease right-of-use asset	1,640	646
Financing lease right-of-use asset	2,444	2,384
Other premises and equipment, net	14,487	14,149
Accrued interest income receivable	5,797	5,529
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	88	101
Bank owned life insurance	39,653	39,560
Net deferred tax asset	1,701	2,679
Federal Home Loan Bank stock	5,290	5,210
Federal Reserve Bank stock	2,125	2,125
Other real estate owned and repossessed assets	1,803	15
Other assets	41,344	36,564
TOTAL ASSETS	$1,403,438	$1,389,638
LIABILITIES
Non-interest bearing deposits	$176,183	$172,070
Interest bearing deposits	994,176	986,290
Total deposits	1,170,359	1,158,360
Short-term borrowings	34,583	40,951
Advances from Federal Home Loan Bank	50,912	44,562
Operating lease liabilities	1,658	658
Financing lease liabilities	2,776	2,700
Subordinated debt	26,706	26,685
Total borrowed funds	116,635	115,556
Other liabilities	12,783	13,445
TOTAL LIABILITIES	1,299,777	1,287,361
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,776,089 shares issued and 16,519,267 shares outstanding on June 30, 2024 and 26,776,089 shares issued and 17,147,270 shares outstanding on December 31, 2023	268	268
Treasury stock at cost, 10,256,822 shares on June 30, 2024 and 9,628,819 shares on December 31, 2023	(84,791)	(83,280)
Capital surplus	146,372	146,364
Retained earnings	59,401	58,901
Accumulated other comprehensive loss, net	(17,589)	(19,976)
TOTAL SHAREHOLDERS' EQUITY	103,661	102,277
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,403,438	$1,389,638

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$14,003	$12,609	$27,779	$24,885
Interest bearing deposits and short-term investments	61	73	128	130
Investment securities:
Available for sale	1,875	1,722	3,700	3,492
Held to maturity	571	475	1,127	946
Total Interest Income	16,510	14,879	32,734	29,453
INTEREST EXPENSE
Deposits	6,389	5,019	12,588	9,208
Short-term borrowings	407	335	891	829
Advances from Federal Home Loan Bank	548	128	1,052	210
Financing lease liabilities	28	24	55	48
Subordinated debt	263	263	526	526
Total Interest Expense	7,635	5,769	15,112	10,821
Net Interest Income	8,875	9,110	17,622	18,632
Provision (recovery) for credit losses	434	43	(123)	1,222
Net Interest Income after Provision (Recovery) for Credit Losses	8,441	9,067	17,745	17,410
NON-INTEREST INCOME
Wealth management fees	3,059	2,789	6,325	5,527
Service charges on deposit accounts	293	280	586	546
Net gains on loans held for sale	59	38	69	64
Mortgage related fees	48	34	77	67
Gain on sale of Visa Class B shares	—	—	—	1,748
Bank owned life insurance	240	242	577	481
Other income	673	479	1,685	936
Total Non-Interest Income	4,372	3,862	9,319	9,369
NON-INTEREST EXPENSE
Salaries and employee benefits	7,108	7,728	14,225	14,903
Net occupancy expense	730	713	1,521	1,485
Equipment expense	391	422	777	837
Professional fees	2,094	1,907	3,096	3,215
Data processing and IT expense	1,142	1,080	2,301	2,158
Supplies, postage and freight	146	164	311	343
Miscellaneous taxes and insurance	335	323	660	662
Federal deposit insurance expense	250	175	505	300
Other expense	1,101	665	1,765	1,237
Total Non-Interest Expense	13,297	13,177	25,161	25,140

PRETAX INCOME (LOSS)	(484)	(248)	1,903	1,639
Provision (credit) for income taxes	(109)	(61)	374	311
NET INCOME (LOSS)	$(375)	$(187)	$1,529	$1,328
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$(0.02)	$(0.01)	$0.09	$0.08
Average number of shares outstanding	17,030	17,147	17,089	17,139
Diluted:
Net income (loss)	$(0.02)	$(0.01)	$0.09	$0.08
Average number of shares outstanding	17,030	17,147	17,089	17,148

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(375)	$(187)	$1,529	$1,328
Other comprehensive income (loss)
Pension obligation change for defined benefit plan	2,756	—	2,590	—
Income tax effect	(579)	—	(544)	—
Unrealized holding losses on available for sale securities arising during period	(151)	(3,241)	(456)	(2,673)
Income tax effect	32	681	96	562
Fair value change for interest rate hedge	289	1,254	1,286	449
Income tax effect	(61)	(263)	(270)	(94)
Reclassification adjustment for reduction of interest expense related to interest rate hedge	(199)	(95)	(399)	(119)
Income tax effect	42	20	84	25
Other comprehensive income (loss)	2,129	(1,644)	2,387	(1,850)
COMPREHENSIVE INCOME (LOSS)	$1,754	$(1,831)	$3,916	$(522)

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
COMMON STOCK
Balance at beginning of period	$268	$268	$268	$267
New common shares issued for exercise of stock options (29,653 shares for the six months ended June 30, 2023)	—	—	—	1
Balance at end of period	268	268	268	268
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,280)	(83,280)	(83,280)
Treasury stock purchased (628,003 shares for the three and six months ended June 30, 2024)	(1,511)	—	(1,511)	—
Balance at end of period	(84,791)	(83,280)	(84,791)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	146,372	146,331	146,364	146,225
New common shares issued for exercise of stock options (29,653 shares for the six months ended June 30, 2023)	—	—	—	94
Stock option expense	—	12	8	24
Balance at end of period	146,372	146,343	146,372	146,343
RETAINED EARNINGS
Balance at beginning of period	60,291	65,306	58,901	65,486
Net income (loss)	(375)	(187)	1,529	1,328
Cash dividend declared on common stock ($0.03 per share for the three months ended June 30, 2024 and 2023 and $0.06 per share for the six months ended June 30, 2024 and 2023)	(515)	(515)	(1,029)	(1,029)
Cumulative effect adjustment for adoption of ASC 326	—	—	—	(1,181)
Balance at end of period	59,401	64,604	59,401	64,604
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(19,718)	(22,726)	(19,976)	(22,520)
Other comprehensive income (loss)	2,129	(1,644)	2,387	(1,850)
Balance at end of period	(17,589)	(24,370)	(17,589)	(24,370)
TOTAL SHAREHOLDERS’ EQUITY	$103,661	$103,565	$103,661	$103,565

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$1,529	$1,328
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision (recovery) for credit losses	(123)	1,222
Depreciation and amortization expense	1,023	1,055
Amortization expense of core deposit intangible	13	15
Amortization of fair value adjustment on acquired time deposits	(5)	(23)
Net amortization of investment securities	29	29
Net amortization of deferred loan fees	(58)	(61)
Net gains on loans held for sale	(69)	(64)
Origination of mortgage loans held for sale	(4,684)	(3,961)
Sales of mortgage loans held for sale	4,658	3,524
(Increase) decrease in accrued interest receivable	(268)	14
(Decrease) increase in accrued interest payable	(47)	1,234
Earnings on bank-owned life insurance	(577)	(481)
Deferred income taxes	344	(257)
Stock compensation expense	8	24
Net change in operating leases	(83)	(31)
Other, net	(2,140)	(1,073)
Net cash (used in) provided by operating activities	(450)	2,494
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(6,915)	(4,999)
Purchase of investment securities — held to maturity	(4,490)	(1,943)
Proceeds from maturities of investment securities — available for sale	7,327	10,484
Proceeds from maturities of investment securities — held to maturity	1,935	1,848
Proceeds from sales of investment securities — available for sale	935	—
Purchase of regulatory stock	(7,042)	(10,033)
Proceeds from redemption of regulatory stock	6,962	11,357
Long-term loans originated	(84,987)	(86,294)
Principal collected on long-term loans	82,068	89,399
Purchases of premises and equipment	(1,158)	(623)
Proceeds from sale of other real estate owned and repossessed assets	95	39
Proceeds from life insurance policies	711	—
Net cash (used in) provided by investing activities	(4,559)	9,235
FINANCING ACTIVITIES
Net increase in deposit balances	12,004	19,055
Net decrease in other short-term borrowings	(6,368)	(31,965)
Principal borrowings on advances from Federal Home Loan Bank	14,260	10,920
Principal repayments on advances from Federal Home Loan Bank	(7,910)	(14,568)
Principal payments on financing lease liabilities	(81)	(112)
Stock options exercised	—	94
Purchases of treasury stock	(1,511)	—
Common stock dividend paid	(1,029)	(1,029)
Net cash provided by (used in) financing activities	9,365	(17,605)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,356	(5,876)
CASH AND CASH EQUIVALENTS AT JANUARY 1	14,027	22,962
CASH AND CASH EQUIVALENTS AT JUNE 30	$18,383	$17,086

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank) and AmeriServ Trust and Financial Services Company (the Trust Company). The Bank is a Pennsylvania state-chartered full-service bank with 15 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.6 billion and $2.5 billion that are not reported on the Company’s Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively.

In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, and marketing. Intercompany accounts and transactions have been eliminated in preparing the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles or GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from these estimates and the differences may be material to the Consolidated Financial Statements. The Company’s most significant estimates relate to the allowance for credit losses (related to investment securities, loans, and unfunded commitments), pension, and derivatives (interest rate swaps/hedges).

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

3.    Revenue Recognition

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 81.1% of the total gross revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of June 30, 2024 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and six-month periods ending June 30, 2024 and 2023 (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Non-interest income:
In-scope of Topic 606
Wealth management fees	$3,059	$2,789	$6,325	$5,527
Service charges on deposit accounts	293	280	586	546
Other	520	516	1,020	997
Non-interest income (in-scope of Topic 606)	3,872	3,585	7,931	7,070
Non-interest income (out-of-scope of Topic 606)	500	277	1,388	2,299
Total non-interest income	$4,372	$3,862	$9,319	$9,369

4.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three-month periods ending June 30, 2024 and 2023, options to purchase 214,000 common shares, with an exercise price of $2.96 to $4.22, and options to purchase 292,500 common shares, with an exercise price of $2.96 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. For the six-month periods ending June 30, 2024 and 2023, options to purchase 214,000 common shares, with an exercise price of $2.96 to $4.22, and options to purchase 172,000 common shares, with an exercise price of $3.83 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Numerator:
Net income (loss)	$(375)	$(187)	$1,529	$1,328
Denominator:
Weighted average common shares outstanding (basic)	17,030	17,147	17,089	17,139
Effect of stock options	—	—	—	9
Weighted average common shares outstanding (diluted)	17,030	17,147	17,089	17,148
Earnings per common share:
Basic	$(0.02)	$(0.01)	$0.09	$0.08
Diluted	(0.02)	(0.01)	0.09	0.08

5.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made no income tax payments in the first six months of 2024 compared to $500,000 in the same 2023 period. The Company made total interest payments of $15,159,000 in the first six months of 2024 compared to $9,587,000 in the same 2023 period. The Company had non-cash transfers to other real estate owned (OREO) and repossessed assets of $1,883,000 in the first six months of 2024 compared to no non-cash transfers in the same 2023 period. During the first six months of 2024, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $1.1 million. During the first six months of 2024, the Company entered into two new financing leases related to an office location and equipment and recorded right-of-use assets and lease liabilities of $298,000. The execution of these new leases were partially offset by the termination of two financing leases related to an office location and equipment which led to the write-off of $141,000 of right-of-use assets and lease liabilities during the first six months of 2024. During the first six months of 2023, the Company did not enter into any new lease agreements.

As a result of the adoption of ASC 326, Financial Instruments – Credit Losses (CECL), the Company had non-cash transactions during the first six months of 2023 associated with the day one adjustments necessary to record the adoption. Specifically, the adoption of this accounting standard necessitated that a day one increase of $1.2 million be made to the allowance for credit losses on our loan portfolio. Furthermore, ASC 326 necessitated that the Company establish an allowance for expected credit losses for held to maturity (HTM) debt securities. Based upon the credit quality of the Company’s HTM debt securities portfolio, the day one allowance for credit losses on our HTM securities portfolio totaled $114,000. Finally, the adoption of CECL led to the recognition of a day one increase of $177,000 for the Company’s unfunded loan commitments.

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

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as taxable municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. Additionally, based on management judgment, certain qualitative adjustments, such as the Company’s historical loss experience and/or the issuer’s credit quality, may be applied. At June 30, 2024 and December 31, 2023, the allowance for credit losses on the held to maturity securities portfolio totaled $100,000 and $37,000, respectively.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision (recovery) for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $403,000 and $388,000 at June 30, 2024 and December 31, 2023, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status or past due over 90 days still accruing interest at June 30, 2024 and December 31, 2023. The underlying issuers continue to make timely principal and interest payments on the securities.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At June 30, 2024 and December 31, 2023, the allowance for credit losses on the available for sale securities portfolio totaled $360,000 and $926,000, respectively.

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

Accrued interest receivable on available for sale debt securities totaled $1.1 million and $988,000 at June 30, 2024 and December 31, 2023, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the

Company had no available for sale debt securities in non-accrual status at June 30, 2024. This is compared to one available for sale debt security in non-accrual status at December 31, 2023 totaling $926,000 with an associated allowance for credit losses of $926,000. Further, the Company had one available for sale debt security that was past due over 90 days and still accruing interest at June 30, 2024 totaling $1.0 million with an associated allowance for credit losses of $360,000 compared to no such securities at December 31, 2023. Management’s decision to continue to accrue interest on this corporate security was based on the meaningful progress the security issuer has made to liquidate assets and obtain additional financing to bring the interest payment current.

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale (AFS):

	June 30, 2024
		GROSS	GROSS	ALLOWANCE
		UNREALIZED	UNREALIZED	FOR CREDIT	FAIR
	COST BASIS	GAINS	LOSSES	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$5,462	$—	$(715)	$—	$4,747
U.S. Agency mortgage-backed securities	104,767	87	(12,863)	—	91,991
Municipal	10,839	—	(776)	—	10,063
Corporate bonds	61,108	46	(3,616)	(360)	57,178
Total	$182,176	$133	$(17,970)	$(360)	$163,979

Investment securities held to maturity (HTM):

	June 30, 2024
		GROSS	GROSS		ALLOWANCE
		UNREALIZED	UNREALIZED	FAIR	FOR CREDIT
	COST BASIS	GAINS	LOSSES	VALUE	LOSSES

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(382)	$2,118	$—
U.S. Agency mortgage-backed securities	26,771	24	(2,372)	24,423	—
Municipal	32,771	—	(2,819)	29,952	(2)
Corporate bonds and other securities	4,404	—	(134)	4,270	(98)
Total	$66,446	$24	$(5,707)	$60,763	$(100)

Investment securities available for sale (AFS):

	December 31, 2023
		GROSS	GROSS	ALLOWANCE
		UNREALIZED	UNREALIZED	FOR CREDIT	FAIR
	COST BASIS	GAINS	LOSSES	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$6,035	$—	$(696)	$—	$5,339
U.S. Agency mortgage-backed securities	104,820	179	(11,924)	—	93,075
Municipal	11,159	1	(800)	—	10,360
Corporate bonds	62,004	46	(4,187)	(926)	56,937
Total	$184,018	$226	$(17,607)	$(926)	$165,711

Investment securities held to maturity (HTM):

	December 31, 2023
		GROSS	GROSS		ALLOWANCE
		UNREALIZED	UNREALIZED	FAIR	FOR CREDIT
	COST BASIS	GAINS	LOSSES	VALUE	LOSSES

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(379)	$2,121	$—
U.S. Agency mortgage-backed securities	24,222	49	(2,058)	22,213	—
Municipal	32,787	—	(2,797)	29,990	(2)
Corporate bonds and other securities	4,470	—	(173)	4,297	(35)
Total	$63,979	$49	$(5,407)	$58,621	$(37)

Proceeds from the sale of AFS securities totaled $500,000 and $935,000 during the second quarter and first six months of 2024, respectively, resulting in the recognition of no gross investment security gains or losses. The Company had established an allowance for credit losses on one of the AFS securities sold during the first six months of 2024. In accordance with ASC 326, Financial Instruments – Credit Losses, once the Company decided to sell the security (i.e. intent to sell), the security was charged down, against the allowance, to fair value therefore resulting in no gain or loss. The Company sold no AFS securities during the second quarter or first six months of 2023.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $134,550,000 at June 30, 2024 and $135,624,000 at December 31, 2023.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of June 30, 2024, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.8% of the par value.

Contractual maturities of securities at June 30, 2024 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at June 30, 2024 was 47.9 months and is shorter than the duration at December 31, 2023 which was 49.4 months. The duration remains within our internally established guideline to not exceed 60 months which we believe is appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	June 30, 2024
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$7,368	$7,312	$3,064	$3,027
After 1 year but within 5 years	37,607	35,694	16,260	15,484
After 5 years but within 10 years	37,562	34,068	19,371	17,025
Over 10 years	99,639	86,905	27,751	25,227
Total	$182,176	$163,979	$66,446	$60,763

The following table summarizes the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2024, aggregated by security type and length of time in a continuous loss position (in thousands):

	June 30, 2024
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$—	$—	$4,747	$(715)	$4,747	$(715)
U.S. Agency mortgage-backed securities	15,632	(151)	69,043	(12,712)	84,675	(12,863)
Municipal	250	(1)	9,813	(775)	10,063	(776)
Corporate bonds	3,402	(15)	45,146	(3,601)	48,548	(3,616)
Total	$19,284	$(167)	$128,749	$(17,803)	$148,033	$(17,970)

At June 30, 2024, within the available for sale debt securities portfolio, the Company had 11 U.S. Agency mortgage-backed securities, one municipal security, and five corporate bonds that have been in a gross unrealized loss position for less than 12 months with depreciation of 0.9% from its amortized cost basis. Additionally, at June 30, 2024, within the available for sale debt securities portfolio, the Company had six U.S. Agency, 136 U.S. Agency mortgage-backed securities, 31 municipal, and 84 corporate bonds that have been in a gross unrealized loss position for greater than 12 months with depreciation of 12.1% from its amortized cost basis.

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

The following tables present the activity in the allowance for credit losses on available for sale debt securities by major security type for the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three months ended June 30, 2024
	Balance at March 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2024
Corporate bonds	$116	$—	$—	$244	$360
Total	$116	$—	$—	$244	$360

	Three months ended June 30, 2023
	Balance at March 31, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2023
Corporate bonds	$926	$—	$—	$—	$926
Total	$926	$—	$—	$—	$926

	Six months ended June 30, 2024
	Balance at December 31, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2024
Corporate bonds	$926	$(491)	$—	$(75)	$360
Total	$926	$(491)	$—	$(75)	$360

	Six months ended June 30, 2023
	Balance at December 31, 2022	Impact of Adopting ASC 326	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2023
Corporate bonds	$—	$—	$—	$—	$926	$926
Total	$—	$—	$—	$—	$926	$926

The Company recorded a provision for credit losses expense on available for sale debt securities of $244,000 during the second quarter of 2024 while no provision for credit losses was recorded for the portfolio during the second quarter of 2023. The increased provision in the second quarter of 2024 reflects an additional contribution to the reserve for a corporate AFS security that was established in the first quarter of 2024.

For the first six months of 2024, the Company recognized a $75,000 provision for credit losses recovery on available for sale debt securities after recognizing $926,000 of provision expense in the first six months of 2023. During 2023, the recognition of the provision expense resulted from a subordinated debt investment issued by Signature Bank which was closed by banking regulators on March 12, 2023. The security was successfully sold during the first quarter of 2024 which resulted in a charge-off of $491,000 and recognition of a provision for credit losses recovery of $435,000. This recovery was partially offset by the establishment of a $360,000 allowance for credit losses on a corporate AFS security deemed to be credit impaired.

The following tables present the activity in the allowance for credit losses on held to maturity debt securities by major security type for the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three months ended June 30, 2024
	Balance at March 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2024
U.S. Agency	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—
Municipal	2	—	—	—	2
Corporate bonds and other securities	88	—	—	10	98
Total	$90	$—	$—	$10	$100

	Three months ended June 30, 2023
	Balance at March 31, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2023
U.S. Agency	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—
Municipal	3	—	—	(1)	2
Corporate bonds and other securities	80	—	—	27	107
Total	$83	$—	$—	$26	$109

	Six months ended June 30, 2024
	Balance at December 31, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2024
U.S. Agency	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—
Municipal	2	—	—	—	2
Corporate bonds and other securities	35	—	—	63	98
Total	$37	$—	$—	$63	$100

	Six months ended June 30, 2023
	Balance at December 31, 2022	Impact of Adopting ASC 326	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2023
U.S. Agency	$—	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—	—
Municipal	—	3	—	—	(1)	2
Corporate bonds and other securities	—	111	—	—	(4)	107
Total	$—	$114	$—	$—	$(5)	$109

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

Maintaining investment quality is a primary objective of the Company’s Investment Policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of A. The Company monitors the credit ratings of its debt securities on a quarterly basis. At June 30, 2024, 56.5% of the total investment securities portfolio was rated AAA as compared to 55.9% at December 31, 2023. Approximately 14.5% of the total investment securities portfolio was either rated below A or unrated at June 30, 2024 as compared to 15.1% at December 31, 2023.

Specifically, the following table summarizes the amortized cost of held to maturity debt securities at June 30, 2024, aggregated by credit quality indicator (in thousands).

	June 30, 2024
	Credit Rating
	AAA/AA/A	BBB/BB/B	Unrated	Total
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	26,771	—	—	26,771
Municipal	32,771	—	—	32,771
Corporate bonds and other securities	2,999	—	1,405	4,404
Total	$65,041	$—	$1,405	$66,446

7.    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. As of June 30, 2024 and December 31, 2023, accrued interest receivable on loans totaled $4.4 million and $4.2 million, respectively, which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Loan origination and commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan.

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

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Commercial:
Commercial real estate (owner occupied) (1)	$83,324	$89,147
Other commercial and industrial	153,618	159,424
Commercial real estate (non-owner occupied):
Retail (1)	169,148	161,961
Multi-family (1)	114,150	110,008
Other (1)	235,526	240,286
Residential mortgages (1)	178,562	174,670
Consumer	104,705	102,775
Loans, net of unearned income	$1,039,033	$1,038,271
(1)	Real estate construction loans constituted 3.1% and 3.4% of the Company’s total loans, net of unearned income as of June 30, 2024 and December 31, 2023, respectively.

Loan balances at June 30, 2024 and December 31, 2023 are net of unearned income of $513,000 and $483,000, respectively.

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

The following tables summarize the rollforward of the allowance for credit losses by loan portfolio segment for the three- and six-month periods ending June 30, 2024 and 2023 (in thousands).

	Three months ended June 30, 2024
	Balance at	Charge-		Provision	Balance at
	March 31, 2024	Offs	Recoveries	(Recovery)	June 30, 2024
Commercial real estate (owner occupied)	$416	$—	$6	$(51)	$371
Other commercial and industrial	2,667	(189)	9	191	2,678
Commercial real estate (non-owner occupied) - retail	3,606	—	—	(87)	3,519
Commercial real estate (non-owner occupied) - multi-family	1,358	—	1	11	1,370
Other commercial real estate (non-owner occupied)	4,616	—	3	46	4,665
Residential mortgages	847	—	2	3	852
Consumer	1,129	(63)	20	70	1,156
Total	$14,639	$(252)	$41	$183	$14,611

	Three months ended June 30, 2023
	Balance at	Charge-		Provision	Balance at
	March 31, 2023	Offs	Recoveries	(Recovery)	June 30, 2023
Commercial real estate (owner occupied)	$1,320	$—	$6	$191	$1,517
Other commercial and industrial	2,873	—	1	(25)	2,849
Commercial real estate (non-owner occupied) - retail	1,486	—	—	(9)	1,477
Commercial real estate (non-owner occupied) - multi-family	1,146	—	2	(3)	1,145
Other commercial real estate (non-owner occupied)	3,197	—	3	(113)	3,087
Residential mortgages	1,032	—	1	4	1,037
Consumer	1,078	(30)	72	(11)	1,109
Total	$12,132	$(30)	$85	$34	$12,221

	Six months ended June 30, 2024
	Balance at	Charge-		Provision	Balance at
	December 31, 2023	Offs	Recoveries	(Recovery)	June 30, 2024
Commercial real estate (owner occupied)	$1,529	$—	$12	$(1,170)	$371
Other commercial and industrial	3,030	(292)	21	(81)	2,678
Commercial real estate (non-owner occupied) - retail	3,488	—	—	31	3,519
Commercial real estate (non-owner occupied) - multi-family	1,430	—	3	(63)	1,370
Other commercial real estate (non-owner occupied)	3,428	—	5	1,232	4,665
Residential mortgages	1,021	—	3	(172)	852
Consumer	1,127	(124)	40	113	1,156
Total	$15,053	$(416)	$84	$(110)	$14,611

	Six months ended June 30, 2023
	Balance at	Impact of Adopting	Charge-		Provision	Balance at
	December 31, 2022	ASC 326	Offs	Recoveries	(Recovery)	June 30, 2023
Commercial real estate (owner occupied)	$—	$1,380	$—	$12	$125	$1,517
Other commercial and industrial	—	2,908	—	2	(61)	2,849
Commercial real estate (non-owner occupied) - retail	—	1,432	—	—	45	1,477
Commercial real estate (non-owner occupied) - multi-family	—	1,226	—	3	(84)	1,145
Other commercial real estate (non-owner occupied)	5,972	(2,776)	—	7	(116)	3,087
Commercial (owner occupied real estate and other)	2,653	(2,653)	—	—	—	—
Residential mortgages	1,380	(355)	—	3	9	1,037
Consumer	85	695	(169)	81	417	1,109
Allocation for general risk	653	(653)	—	—	—	—
Total	$10,743	$1,204	$(169)	$108	$335	$12,221

The Company recorded a $183,000 provision for credit losses for loans in the second quarter of 2024 as compared to a $34,000 provision for credit losses in the second quarter of 2023. For the six months of 2024, the Company recognized a $110,000 provision for credit losses recovery for loans after recognizing $335,000 of provision expense in the first six months of 2023, representing a $445,000 favorable shift between years. The increased provision in the second quarter of 2024 primarily reflects the $12.7 million of loan growth experienced since March 31, 2024. Despite the increased provision, the balance of the allowance for credit losses for loans decreased $28,000 during the second quarter of 2024 due to net charge-off activity. The provision for credit losses recovery for the six-month timeframe of 2024 was the result of a favorable adjustment to the historical loss and qualitative factors used to calculate the allowance for credit losses in accordance with CECL.

Non-performing assets increased from $12.4 million at December 31, 2023 to $12.8 million at June 30, 2024 primarily due to one commercial real estate loan that was over 90 days past due which was partially offset by a reduction in non-accrual residential mortgage and consumer loans. Non-performing assets were at 1.23% of total loans as of June 30, 2024. During the first six months of 2024, the Company experienced net loan charge-offs of $332,000, or 0.06% of total average loans, compared to net charge-offs of $61,000, or 0.01% of total average loans, in the first six months of 2023. In summary, the allowance for credit losses on the loan portfolio provided 114% coverage of non-performing assets, and 1.41% of total loans, at June 30, 2024 compared to 121% coverage of non-performing assets, and 1.45% of total loans, at December 31, 2023.

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

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 47% of the second quarter of 2024 general reserve represented qualitative adjustment with 53% representing quantitative reserve.

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

The following tables summarize the loan portfolio and allowance for credit losses (in thousands).

	At June 30, 2024
	Commercial real estate (owner occupied)	Other commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$181	$1,595	$—	$—	$10,659	$345	$12	$12,792
Collectively evaluated	83,143	152,023	169,148	114,150	224,867	178,217	104,693	1,026,241
Total loans	$83,324	$153,618	$169,148	$114,150	$235,526	$178,562	$104,705	$1,039,033
Allowance for credit losses:
Specific reserve allocation	$—	$325	$—	$—	$1,595	$—	$—	$1,920
General reserve allocation	371	2,353	3,519	1,370	3,070	852	1,156	12,691
Total allowance for credit losses	$371	$2,678	$3,519	$1,370	$4,665	$852	$1,156	$14,611

	At December 31, 2023
	Commercial real estate (owner occupied)	Other commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$187	$1,694	$—	$—	$8,780	$173	$—	$10,834
Collectively evaluated	88,960	157,730	161,961	110,008	231,506	174,497	102,775	1,027,437
Total loans	$89,147	$159,424	$161,961	$110,008	$240,286	$174,670	$102,775	$1,038,271
Allowance for credit losses:
Specific reserve allocation	$—	$414	$—	$—	$—	$—	$—	$414
General reserve allocation	1,529	2,616	3,488	1,430	3,428	1,021	1,127	14,639
Total allowance for credit losses	$1,529	$3,030	$3,488	$1,430	$3,428	$1,021	$1,127	$15,053

The following tables present the amortized cost basis of collateral-dependent loans by class of loans (in thousands).

Collateral Type
June 30, 2024	Real Estate
Commercial:
Commercial real estate (owner occupied)	$181
Commercial real estate (non-owner occupied):
Other	10,659
Residential mortgages	345
Consumer	12
Total	$11,197

Collateral Type
December 31, 2023	Real Estate
Commercial:
Commercial real estate (owner occupied)	$187
Commercial real estate (non-owner occupied):
Other	8,780
Residential mortgages	173
Total	$9,140

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

	At June 30, 2024
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due over 90 days still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$181	$—	$181	$—	$—	$181
Other commercial and industrial	—	1,596	1,596	95	216	1,907
Commercial real estate (non-owner occupied) - retail	—	—	—	943	—	943
Commercial real estate (non-owner occupied) - multi-family	—	—	—	—	—	—
Other commercial real estate (non-owner occupied)	7,084	—	7,084	—	1,476	8,560
Residential mortgages	345	50	395	—	15	410
Consumer	12	708	720	—	96	816
Total	$7,622	$2,354	$9,976	$1,038	$1,803	$12,817

	At December 31, 2023
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due over 90 days still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$187	$—	$187	$—	$—	$187
Other commercial and industrial	—	1,694	1,694	211	—	1,905
Commercial real estate (non-owner occupied) - retail	—	—	—	—	—	—
Commercial real estate (non-owner occupied) - multi-family	—	—	—	—	—	—
Other commercial real estate (non-owner occupied)	8,780	—	8,780	—	—	8,780
Residential mortgages	173	545	718	—	15	733
Consumer	—	788	788	—	—	788
Total	$9,140	$3,027	$12,167	$211	$15	$12,393

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

Management uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized. The first five pass categories are aggregated, while the pass-6, special mention, substandard and doubtful categories are disaggregated to separate pools. The criticized rating categories utilized by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans in the doubtful category have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. All loans greater than 90 days past due, or for which any portion of the loan represents a specific allocation of the allowance for credit losses, are typically placed in substandard or doubtful.

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

	At June 30, 2024
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2024	2023	2022	2021	2020	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$2,268	$17,774	$6,294	$12,586	$11,001	$31,605	$641	$906	$83,075
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	249	—	—	249
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,268	$17,774	$6,294	$12,586	$11,001	$31,854	$641	$906	$83,324
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial
Pass	$9,842	$20,867	$24,381	$10,664	$5,187	$21,713	$58,845	$—	$151,499
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	519	—	—	1,526	74	—	2,119
Doubtful	—	—	—	—	—	—	—	—	—
Total	$9,842	$20,867	$24,900	$10,664	$5,187	$23,239	$58,919	$—	$153,618
Current period gross charge-offs	$—	$—	$292	$—	$—	$—	$—	$—	$292
Commercial real estate (non-owner occupied) - retail
Pass	$10,872	$37,658	$21,374	$32,521	$22,733	$41,618	$980	$—	$167,756
Special Mention	—	—	310	—	—	1,082	—	—	1,392
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,872	$37,658	$21,684	$32,521	$22,733	$42,700	$980	$—	$169,148
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$9,213	$25,324	$16,599	$17,070	$11,819	$31,323	$475	$—	$111,823
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	945	1,382	—	—	2,327
Doubtful	—	—	—	—	—	—	—	—	—
Total	$9,213	$25,324	$16,599	$17,070	$12,764	$32,705	$475	$—	$114,150
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$12,295	$31,050	$36,994	$47,664	$16,534	$63,490	$7,186	$—	$215,213
Special Mention	—	—	—	—	—	3,633	—	—	3,633
Substandard	—	—	860	199	—	15,621	—	—	16,680
Doubtful	—	—	—	—	—	—	—	—	—
Total	$12,295	$31,050	$37,854	$47,863	$16,534	$82,744	$7,186	$—	$235,526
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by risk rating
Pass	$44,490	$132,673	$105,642	$120,505	$67,274	$189,749	$68,127	$906	$729,366
Special Mention	—	—	310	—	—	4,715	—	—	5,025
Substandard	—	—	1,379	199	945	18,778	74	—	21,375
Doubtful	—	—	—	—	—	—	—	—	—
Total	$44,490	$132,673	$107,331	$120,704	$68,219	$213,242	$68,201	$906	$755,766
Current period gross charge-offs	$—	$—	$292	$—	$—	$—	$—	$—	$292

	At December 31, 2023
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2023	2022	2021	2020	2019	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$17,801	$6,750	$15,067	$8,415	$10,322	$26,538	$351	$—	$85,244
Special Mention	—	—	464	—	2,252	—	923	—	3,639
Substandard	—	—	—	—	—	264	—	—	264
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,801	$6,750	$15,531	$8,415	$12,574	$26,802	$1,274	$—	$89,147
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial
Pass	$22,662	$34,816	$12,767	$5,831	$4,912	$19,587	$56,391	$70	$157,036
Special Mention	—	—	127	—	—	—	—	—	127
Substandard	—	619	—	—	—	1,578	64	—	2,261
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,662	$35,435	$12,894	$5,831	$4,912	$21,165	$56,455	$70	$159,424
Current period gross charge-offs	$—	$75	$—	$—	$—	$405	$—	$—	$480
Commercial real estate (non-owner occupied) - retail
Pass	$35,545	$23,368	$33,110	$23,146	$9,226	$35,102	$983	$—	$160,480
Special Mention	—	314	—	—	—	1,167	—	—	1,481
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$35,545	$23,682	$33,110	$23,146	$9,226	$36,269	$983	$—	$161,961
Current period gross charge-offs	$—	$—	$—	$—	$—	$2,028	$—	$—	$2,028
Commercial real estate (non-owner occupied) - multi-family
Pass	$22,620	$16,767	$16,622	$12,041	$9,638	$28,632	$1,321	$—	$107,641
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	966	1,278	123	—	—	2,367
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,620	$16,767	$16,622	$13,007	$10,916	$28,755	$1,321	$—	$110,008
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$29,591	$36,398	$48,267	$20,168	$23,025	$54,792	$5,670	$—	$217,911
Special Mention	—	—	—	—	—	3,777	—	—	3,777
Substandard	—	1,043	—	—	6,243	11,113	—	199	18,598
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,591	$37,441	$48,267	$20,168	$29,268	$69,682	$5,670	$199	$240,286
Current period gross charge-offs	$—	$—	$—	$—	$804	$—	$—	$—	$804
Total by risk rating
Pass	$128,219	$118,099	$125,833	$69,601	$57,123	$164,651	$64,716	$70	$728,312
Special Mention	—	314	591	—	2,252	4,944	923	—	9,024
Substandard	—	1,662	—	966	7,521	13,078	64	199	23,490
Doubtful	—	—	—	—	—	—	—	—	—
Total	$128,219	$120,075	$126,424	$70,567	$66,896	$182,673	$65,703	$269	$760,826
Current period gross charge-offs	$—	$75	$—	$—	$804	$2,433	$—	$—	$3,312

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

	At June 30, 2024
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2024	2023	2022	2021	2020	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$5,781	$15,757	$10,696	$59,661	$42,840	$43,432	$—	$—	$178,167
Non-performing	—	—	—	—	—	395	—	—	395
Total	$5,781	$15,757	$10,696	$59,661	$42,840	$43,827	$—	$—	$178,562
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$5,463	$12,700	$18,453	$8,587	$2,852	$4,981	$50,684	$266	$103,986
Non-performing	—	14	—	—	64	495	146	—	719
Total	$5,463	$12,714	$18,453	$8,587	$2,916	$5,476	$50,830	$266	$104,705
Current period gross charge-offs	$—	$2	$21	$10	$10	$81	$—	$—	$124
Total by payment performance
Performing	$11,244	$28,457	$29,149	$68,248	$45,692	$48,413	$50,684	$266	$282,153
Non-performing	—	14	—	—	64	890	146	—	1,114
Total	$11,244	$28,471	$29,149	$68,248	$45,756	$49,303	$50,830	$266	$283,267
Current period gross charge-offs	$—	$2	$21	$10	$10	$81	$—	$—	$124

	At December 31, 2023
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2023	2022	2021	2020	2019	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$14,576	$11,620	$61,172	$44,049	$7,092	$35,443	$—	$—	$173,952
Non-performing	—	—	—	—	—	718	—	—	718
Total	$14,576	$11,620	$61,172	$44,049	$7,092	$36,161	$—	$—	$174,670
Current period gross charge-offs	$—	$—	$—	$—	$—	$54	$—	$—	$54
Consumer
Performing	$13,890	$20,430	$9,782	$3,190	$1,169	$4,515	$48,344	$667	$101,987
Non-performing	15	—	—	73	42	280	157	221	788
Total	$13,905	$20,430	$9,782	$3,263	$1,211	$4,795	$48,501	$888	$102,775
Current period gross charge-offs	$9	$35	$43	$7	$8	$173	$—	$—	$275
Total by payment performance
Performing	$28,466	$32,050	$70,954	$47,239	$8,261	$39,958	$48,344	$667	$275,939
Non-performing	15	—	—	73	42	998	157	221	1,506
Total	$28,481	$32,050	$70,954	$47,312	$8,303	$40,956	$48,501	$888	$277,445
Current period gross charge-offs	$9	$35	$43	$7	$8	$227	$—	$—	$329

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At June 30, 2024

		30 – 59	60 – 89
		DAYS	DAYS	90+ DAYS	TOTAL	NON-	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	ACCRUAL	LOANS

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$83,143	$—	$—	$—	$—	$181	$83,324
Other commercial and industrial	151,831	96	—	95	191	1,596	153,618
Commercial real estate (non-owner occupied) - retail	168,205	—	—	943	943	—	169,148
Commercial real estate (non-owner occupied) - multi-family	113,205	945	—	—	945	—	114,150
Other commercial real estate (non-owner occupied)	224,849	3,593	—	—	3,593	7,084	235,526
Residential mortgages	177,802	365	—	—	365	395	178,562
Consumer	103,208	480	297	—	777	720	104,705
Total	$1,022,243	$5,479	$297	$1,038	$6,814	$9,976	$1,039,033

	At December 31, 2023

		30 – 59	60 – 89
		DAYS	DAYS	90+ DAYS	TOTAL	NON-	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	ACCRUAL	LOANS

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$88,960	$—	$—	$—	$—	$187	$89,147
Other commercial and industrial	156,971	526	22	211	759	1,694	159,424
Commercial real estate (non-owner occupied) - retail	161,961	—	—	—	—	—	161,961
Commercial real estate (non-owner occupied) - multi-family	110,008	—	—	—	—	—	110,008
Other commercial real estate (non-owner occupied)	231,506	—	—	—	—	8,780	240,286
Residential mortgages	173,497	437	18	—	455	718	174,670
Consumer	101,383	604	—	—	604	788	102,775
Total	$1,024,286	$1,567	$40	$211	$1,818	$12,167	$1,038,271

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

The following tables summarize the amortized cost basis of loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three and six months ended June 30, 2024
	Combination - Term Extension and Payment Delay
	Amortized Cost Basis	% of Total Class of Loans
Other commercial and industrial	$171	0.11%
Total	$171

As of June 30, 2024, the modified loan described in the table above was current as to payments.

	Three and six months ended June 30, 2023
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Other commercial and industrial	$428	0.28%
Total	$428

	Combination - Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Other commercial real estate (non-owner occupied)	$7,047	3.21%
Total	$7,047

At June 30, 2024 and 2023, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023.

Three and six months ended June 30, 2024
Combination - Term Extension and Payment Delay
Loan Type	Financial Effect
Other commercial and industrial

During the first quarter of 2024, provided a maturity date extension of ninety days and modified seasonal principal and interest payments to interest only until maturity. During the second quarter of 2024, provided the same borrower an additional maturity date extension of ninety days with continued interest only payments.

Three and six months ended June 30, 2023
Term Extension
Loan Type	Financial Effect
Other commercial and industrial

During the first quarter of 2023, provided five-month expiration date extension on non-accrual line of credit under which availability was eliminated. During the second quarter of 2023, provided the same borrower with a one-year maturity date extension.

Combination - Interest Rate Reduction and Term Extension
Loan Type	Financial Effect
Other commercial real estate (non-owner occupied)

During the second quarter, provided seven months of interest only payments at a reduced rate with the remaining portion of interest, totaling approximately $303,000, being deferred until maturity. Addtionally, provided three month maturity date extension.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The other commercial real estate (non-owner occupied) loan modified during the second quarter of 2023 was in non-accrual status and significantly past due as of June 30, 2024. The loan is secured by a mixed use (retail/office) property located within the City of Pittsburgh, but not in the downtown central business district. The loan was considered in default and the Company initiated formal foreclosure procedures on the property during the second quarter of 2024. The Company had no loans which were modified to borrowers experiencing financial difficulty which subsequently defaulted during the three and six months ended June 30, 2023.

9.  Short-Term Borrowings and Advances from Federal Home Loan Bank

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At June 30, 2024
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$34,583	5.67%
FHLB Advances	2024	8,297	4.86
	2025	4,000	4.82
	2026	13,920	4.28
	2027	12,950	4.28
	2028	11,745	4.46
Total FHLB advances		50,912	4.46
Total short-term and FHLB borrowings		$85,495	4.95%

	At December 31, 2023
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$40,951	5.68%
FHLB Advances	2024	7,947	3.23
	2025	2,000	4.43
	2026	12,920	4.29
	2027	10,950	4.33
	2028	10,745	4.50
Total FHLB advances		44,562	4.17
Total short-term and FHLB borrowings		$85,513	4.89%

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

10.  Accumulated Other Comprehensive Loss

The following tables present the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30, 2024				Three months ended June 30, 2023
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(13,971)	$278	$(6,025)	$(19,718)	$(14,489)	$(655)	$(7,582)	$(22,726)
Other comprehensive income (loss) before reclassifications	(119)	228	1,880	1,989	(2,560)	991	—	(1,569)
Amounts reclassified from accumulated other comprehensive loss	—	(157)	297	140	—	(75)	—	(75)
Net current period other comprehensive income (loss)	(119)	71	2,177	2,129	(2,560)	916	—	(1,644)
Ending balance	$(14,090)	$349	$(3,848)	$(17,589)	$(17,049)	$261	$(7,582)	$(24,370)

	Six months ended June 30, 2024				Six months ended June 30, 2023
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(13,730)	$(352)	$(5,894)	$(19,976)	$(14,938)	$—	$(7,582)	$(22,520)
Other comprehensive income (loss) before reclassifications	(360)	1,016	1,749	2,405	(2,111)	355	—	(1,756)
Amounts reclassified from accumulated other comprehensive loss	—	(315)	297	(18)	—	(94)	—	(94)
Net current period other comprehensive income (loss)	(360)	701	2,046	2,387	(2,111)	261	—	(1,850)
Ending balance	$(14,090)	$349	$(3,848)	$(17,589)	$(17,049)	$261	$(7,582)	$(24,370)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following tables present the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	June 30, 2024	June 30, 2023	statement of operations
Interest rate hedge
	$(199)	$(95)	Interest expense - Deposits
	42	20	Provision (credit) for income taxes
	$(157)	$(75)
Amortization of estimated defined benefit pension plan loss(2)
	$376	$—	Other expense
	(79)	—	Provision (credit) for income taxes
	$297	$—
Total reclassifications for the period	$140	$(75)

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the six	For the six
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	June 30, 2024	June 30, 2023	statement of operations
Interest rate hedge
	$(399)	$(119)	Interest expense - Deposits
	84	25	Provision (credit) for income taxes
	$(315)	$(94)
Amortization of estimated defined benefit pension plan loss(2)
	$376	$—	Other expense
	(79)	—	Provision (credit) for income taxes
	$297	$—
Total reclassifications for the period	$(18)	$(94)

(1) Amounts in parentheses indicate credits.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 15 for additional details).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2024, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At June 30, 2024
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$148,840	12.77%	$135,621	11.69%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	107,551	9.23	121,105	10.44	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	107,551	9.23	121,105	10.44	6.00	8.00
Tier 1 Capital (To Average Assets)	107,551	7.71	121,105	8.76	4.00	5.00

	At December 31, 2023
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$149,596	13.03%	$135,196	11.82%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	108,541	9.46	120,874	10.57	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	108,541	9.46	120,874	10.57	6.00	8.00
Tier 1 Capital (To Average Assets)	108,541	7.80	120,874	8.78	4.00	5.00

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

The following table summarizes the interest rate swap transactions that impacted the Company’s first six months of 2024 and 2023 performance (in thousands, except percentages).

	At June 30, 2024
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	INCOME
Swap assets	N/A	$67,778	7.69%	Monthly	$1,069
Swap liabilities	N/A	(67,778)	(7.69)	Monthly	(1,069)
Net exposure		$—	—%		$—

	At June 30, 2023
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	INCOME
Swap assets	N/A	$65,187	7.22%	Monthly	$953
Swap liabilities	N/A	(65,187)	(7.22)	Monthly	(953)
Net exposure		$—	—%		$—

Risk Participation Agreements

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPAs can be found in Note 16. The notional amount of the risk participation agreements outstanding at June 30, 2024 and December 31, 2023 was $5.0 million and $6.8 million, respectively.

Interest Rate Hedges

The Company has entered into interest rate swaps with a total notional value of $70 million and $60 million as of June 30, 2024 and 2023, respectively, in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. The hedge transactions allow the Company to add stability to interest expense and manage its exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in accumulated other comprehensive loss (within Shareholders’ Equity), net of tax, with a corresponding offset within other assets or other liabilities. Disclosures related to the fair value of the interest rate hedges can be found in Note 16. Amounts recorded in accumulated other comprehensive loss for the effective portion of changes in the fair value are subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended June 30, 2024 and 2023.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the three months ended June 30, 2024 and 2023, the Company had $199,000 and $95,000 of gains, respectively, which resulted in a decrease in interest expense. During the six months ended June 30, 2024 and 2023, the Company had $399,000 and $119,000 of gains, respectively, which resulted in a decrease in interest expense. In the twelve months that follow June 30, 2024, the Company estimates that approximately $799,000 will be reclassified as a decrease to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates. As of June 30, 2024, the maximum remaining length of time over which forecasted transactions are hedged is approximately two and a half years with all hedge transactions terminating by December 2026.

The following table summarizes the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three months ended June 30, 2024
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$90	Interest expense - Deposits	$(199)
Total	$90		$(199)

	Three months ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$1,159	Interest expense - Deposits	$(95)
Total	$1,159		$(95)

	Six months ended June 30, 2024
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$887	Interest expense - Deposits	$(399)
Total	$887		$(399)

	Six months ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$330	Interest expense - Deposits	$(119)
Total	$330		$(119)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at June 30, 2024 and 2023.

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

The community banking segment includes both retail and commercial banking activities. Retail banking includes the deposit-gathering branch franchise and lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial banking to businesses includes commercial loans, business services, and CRE loans. The wealth management segment includes the Trust Company, West Chester Capital Advisors (WCCA), our registered investment advisory firm, and Financial Services. Wealth management activities include personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. Financial Services include the sale of mutual funds, annuities, and insurance products. The wealth management business also includes the union collective investment funds (ERECT funds) which are designed to use union pension dollars in construction projects that utilize union labor. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2024		June 30, 2024
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$14,269	$3,964	$28,917	$8,985
Wealth management	3,056	693	6,324	1,459
Investment/Parent	(4,078)	(5,032)	(8,300)	(8,915)
Total	$13,247	$(375)	$26,941	$1,529

	Three months ended		Six months ended
	June 30, 2023		June 30, 2023
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$13,671	$4,157	$27,029	$7,825
Wealth management	2,792	(28)	5,538	420
Investment/Parent	(3,491)	(4,316)	(4,566)	(6,917)
Total	$12,972	$(187)	$28,001	$1,328

14.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $248.0 million and $236.6 million as of June 30, 2024 and December 31, 2023, respectively, along with standby letters of credit of $8.2 million for each period. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision (recovery) for credit losses line on the

Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded a provision for credit losses recovery on unfunded commitments for the three months ended June 30, 2024 and 2023 of $3,000 and $17,000, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded a provision for credit losses recovery of $1,000 and $34,000, respectively. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $939,000 at June 30, 2024 compared to $940,000 at December 31, 2023.

Additionally, the Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities and corporate bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$167	$258	$417	$516
Interest cost	375	435	804	870
Expected return on plan assets	(1,036)	(1,034)	(2,068)	(2,068)
Settlement charge	376	—	376	—
Net periodic pension benefit	$(118)	$(341)	$(471)	$(682)

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The Company recognized a $376,000 settlement charge in connection with its defined benefit pension plan in the second quarter and first six months of 2024 while no such charge was recognized in the same periods of 2023. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year. It is important to note that since the retired employees have chosen to take lump sum payments, these individuals are no longer included in the pension plan. Therefore, the Company’s basic annual pension expense is expected to be lower in the future. This was evident in 2023 and so far in 2024 as the Company has recognized a net periodic pension benefit in both years.

The accrued pension liability, which had a positive (debit) balance of $27.7 million and $24.7 million, was reclassified to other assets on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively. The balance of the accrued pension liability continues to be a positive value as a result of Company contributions to the plan and the revaluation of the obligation.

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

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at June 30, 2024
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$341	$341	$—	$—
Available for sale securities:
U.S. Agency	4,747	—	4,747	—
U.S. Agency mortgage-backed securities	91,991	—	91,991	—
Municipal	10,063	—	10,063	—
Corporate bonds	57,178	—	57,178	—
Interest rate swap asset (1)	5,058	—	5,058	—
Interest rate hedge (1)	443	—	443	—
Interest rate swap liability (2)	(5,108)	—	(5,108)	—
Risk participation agreement (2)	(239)	—	(239)	—

	Fair Value Measurements at December 31, 2023
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$499	$499	$—	$—
Available for sale securities:
U.S. Agency	5,339	—	5,339	—
U.S. Agency mortgage-backed securities	93,075	—	93,075	—
Municipal	10,360	—	10,360	—
Corporate bonds	56,937	—	56,937	—
Interest rate swap asset (1)	4,582	—	4,582	—
Interest rate swap liability (2)	(4,665)	—	(4,665)	—
Interest rate hedge (2)	(446)	—	(446)	—
Risk participation agreement (2)	(410)	—	(410)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At June 30, 2024, individually evaluated loans using the collateral method with a carrying value of $3.6 million were reduced by a specific valuation allowance totaling $1.6 million resulting in a net fair value of $2.0 million. At December 31, 2023, the Company had no individually evaluated loans using the collateral method which were carried at fair value.

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

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
June 30, 2024	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Individually evaluated loans	$1,980	$—	$—	$1,980
Other real estate owned and repossessed assets	1,803	—	—	1,803

	Fair Value Measurements
December 31, 2023	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Other real estate owned and repossessed assets	$15	$—	$—	$15

	Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
June 30, 2024	Fair Value	Techniques	Input	Range (Wgtd Avg)
Individually evaluated loans	$1,980	Appraisal of collateral (1)	Appraisal adjustments (2)	10% (10%)
Other real estate owned and repossessed assets	1,803	Appraisal of collateral (1)	Appraisal adjustments (2)	18% to 63% (24%)
			Liquidation expenses	0% to 33% (4%)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2023	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$15	Appraisal of collateral (1)	Appraisal adjustments (2)	63% (63%)
			Liquidation expenses	33% (33%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on U.S. GAAP measurements and recorded carrying values at June 30, 2024 and December 31, 2023 for the remaining financial instruments not required to be reported at fair value were as follows:

	June 30, 2024
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$66,446	$60,763	$—	$58,875	$1,888
Loans held for sale	225	241	241	—	—
Loans, net of allowance for credit losses and unearned income	1,024,422	952,143	—	—	952,143
FINANCIAL LIABILITIES:
Deposits with stated maturities	327,566	326,983	—	—	326,983
All other borrowings (1)	77,618	76,200	—	—	76,200

	December 31, 2023
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$63,979	$58,621	$—	$56,769	$1,852
Loans held for sale	130	132	132	—	—
Loans, net of allowance for credit losses and unearned income	1,023,218	950,402	—	—	950,402
FINANCIAL LIABILITIES:
Deposits with stated maturities	322,477	321,660	—	—	321,660
All other borrowings (1)	71,247	70,061	—	—	70,061
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

THREE MONTHS ENDED JUNE 30, 2024 VS. THREE MONTHS ENDED JUNE 30, 2023

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	June 30, 2024	June 30, 2023
Net loss	$(375)	$(187)
Diluted earnings per share	(0.02)	(0.01)
Return on average assets (annualized)	(0.11)%	(0.06)%
Return on average equity (annualized)	(1.47)%	(0.72)%

The Company reported a second quarter 2024 net loss of $375,000, or $0.02 per diluted common share. This earnings performance represented a $188,000 decrease from the second quarter of 2023 when the net loss totaled $187,000, or $0.01 per diluted common share. Following the settlement with Driver Opportunity Partners in June, the Company does not expect to incur additional activism defense-related expenses during 2024, which amounted to $1.3 million and contributed to the net loss reported for the second quarter of 2024. Overall, for the second quarter of 2024, non-interest income improvement was more than offset by unfavorable comparisons in all other major categories and resulted in the lower level of earnings compared to the second quarter of 2023.

…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company’s net interest income performance for the second quarter of 2024 to the second quarter of 2023 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	June 30, 2024	June 30, 2023	Change	% Change
Interest income	$16,510	$14,879	$1,631	11.0%
Interest expense	7,635	5,769	1,866	32.3
Net interest income	$8,875	$9,110	$(235)	(2.6)
Net interest margin	2.74%	2.89%	(0.15)%	N/M

N/M – not meaningful

The Company's net interest income in the second quarter of 2024 decreased by $235,000, or 2.6%, from the prior year's second quarter while the net interest margin of 2.74% for the second quarter of 2024 represents a 15-basis point decrease from the second quarter of 2023. The decrease reflects net interest margin compression which has been prevalent in the banking industry since the Federal Reserve began tightening monetary policy in an effort to control inflation. Additionally, contributing to net interest margin compression was the inverted U.S. Treasury yield curve. While the Company’s net interest margin percentage in the second quarter of 2024 compares unfavorably to last year’s second quarter, it did improve for a second consecutive quarter and is 11-basis points higher than the fourth quarter of 2023. This improvement reflects the Federal Reserve keeping interest rates stable since July 2023 along with the impact of management’s pricing of loans and deposits.

Total average loans in the second quarter of 2024 were higher than the 2023 second quarter average by $43.6 million, or 4.4%. Strong loan pipelines during 2023 resulted in the loan portfolio demonstrating growth throughout the year. During the second quarter of 2024, new loan originations exceeded payoff activity and resulted in total loan volumes, on an end of period basis, increasing since March 31, 2024. Overall, total loans continue to be above the $1.0 billion threshold averaging $1.030 billion for the 2024 second quarter. The higher interest rate environment along with the higher average total loans outstanding resulted in total loan interest income improving by $1.4 million, or 11.1%, for the second quarter of 2024 when compared to the second quarter of 2023.

Total investment securities averaged $256.5 million for the second quarter of 2024, which is $5.2 million, or 2.0%, lower than the $261.8 million average for the second quarter of last year. The decrease reflects management’s strategy to allocate more cash flow from the securities portfolio to higher yielding loans while the Company controlled the amount of high cost overnight borrowed funds. Thus, new investment security purchases were primarily used to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to public funds deposits. The improved yields for new securities purchases along with management’s execution of a late December 2023 investment portfolio repositioning strategy caused interest income from investments to increase by $249,000, or 11.3%. Overall, the 2024 second quarter balance of total average interest earning assets increased over last year’s second quarter by $38.0 million, or 3.0%, while total interest income increased by $1.6 million, or 11.0%, since the second quarter of 2023.

On the liability side of the balance sheet, total average deposits of $1.163 billion for the second quarter of 2024 were $5.3 million, or 0.5%, higher than the 2023 second quarter average. The increase reflects the Company’s successful business development efforts which more than offset a portion of the funds from the government stimulus programs leaving the balance sheet and greater pricing competition in the market to retain deposits because of the higher interest rates. The Company’s core deposit base continued to demonstrate the strength and stability that it has had for many years. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not utilize brokered deposits as a funding source. The loan to deposit ratio averaged 88.5% in the second quarter of 2024, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support our customers and our community during times of economic volatility.

Total interest expense in the second quarter of 2024 increased by $1.9 million, or 32.3%, when compared to the second quarter of 2023, due to higher deposit and borrowings interest expense. Deposit interest expense was higher by $1.4 million, or 27.3%, while the second quarter 2024 average volume of total interest-bearing deposits grew from the 2023 second quarter average by $23.8 million, or 2.5%. The rising national interest rates in 2023 resulted in certain deposit products, particularly public funds, which are tied to a market index, repricing upward with the move in short-term interest rates causing interest expense to increase. Additionally, increased market competition resulted in the Company raising rates on certain shorter-term certificates of deposit to retain funds. Another factor contributing to net interest margin compression was an unfavorable deposit mix shift as the second quarter 2024 average of non-interest bearing demand deposits declined by $18.5 million, or 9.3%, while, as mentioned above, total interest-bearing deposits increased. For interest rate risk management purposes and to offset a portion of the unfavorable impact that rising funding costs are having on net interest income, management proactively executed $70 million of interest rate hedge transactions during 2023 to fix the cost of certain deposits that are indexed and move with short-term interest rates. Overall, total deposit cost averaged 2.21% for the second quarter of 2024, which is 47-basis points higher than total deposit cost of 1.74% for the second quarter of 2023.

Total borrowings interest expense increased by $496,000, or 66.1%, when comparing the second quarter of 2024 and the second quarter of 2023. The increase primarily results from the impact that the higher interest rates had on total borrowings cost. While the Company’s utilization of overnight borrowed funds in the second quarter of 2024 was relatively consistent with the same period of last year, the level of advances from the FHLB increased. Total short-term borrowings averaged $28.3 million for the second quarter of 2024 after averaging $25.0 million for the second quarter of 2023. Advances from the FHLB averaged $50.7 million in the second quarter of 2024 which is $32.5 million, or 178.3%, higher than the $18.2 million average in the second quarter of 2023. Management’s strategy to increase term advances to lock in lower rates than overnight borrowings due to the inversion in the yield curve has favorably impacted net interest income.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three-month periods ended June 30, 2024 and 2023 setting forth (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and municipal securities for the three months ended June 30, 2024 and 2023 was $6,000 and $4,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended June 30 (In thousands, except percentages)

	2024			2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,029,662	$14,009	5.40%	$986,111	$12,613	5.08%
Short-term investments and bank deposits	3,359	61	7.18	3,727	73	7.73
Investment securities – AFS	191,118	1,875	3.92	200,287	1,722	3.44
Investment securities – HTM	65,423	571	3.49	61,482	475	3.09
Total investment securities	256,541	2,446	3.81	261,769	2,197	3.36
Total interest earning assets/interest income	1,289,562	16,516	5.14	1,251,607	14,883	4.74
Non-interest earning assets:
Cash and due from banks	14,460			16,612
Premises and equipment	18,733			17,299
Other assets	82,272			74,608
Allowance for credit losses	(14,924)			(13,332)
TOTAL ASSETS	$1,390,103			$1,346,794
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$222,639	$1,041	1.88%	$225,260	$1,029	1.85%
Savings	120,126	29	0.10	129,672	31	0.10
Money markets	313,056	2,232	2.87	303,950	1,793	2.39
Time deposits	326,765	3,087	3.80	299,913	2,166	2.93
Total interest bearing deposits	982,586	6,389	2.62	958,795	5,019	2.10
Short-term borrowings	28,325	407	5.69	24,967	335	5.28
Advances from Federal Home Loan Bank	50,670	548	4.35	18,209	128	2.81
Subordinated debt	27,000	263	3.90	27,000	263	3.90
Lease liabilities	4,466	28	2.43	3,206	24	2.96
Total interest bearing liabilities/interest expense	1,093,047	7,635	2.81	1,032,177	5,769	2.24
Non-interest bearing liabilities:
Demand deposits	180,468			198,984
Other liabilities	13,911			10,720
Shareholders’ equity	102,677			104,913
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,390,103			$1,346,794
Interest rate spread			2.33			2.50
Net interest income/ Net interest margin (non-GAAP)		8,881	2.74%		9,114	2.89%
Tax-equivalent adjustment		(6)			(4)
Net Interest Income (GAAP)		$8,875			$9,110

…..PROVISION FOR CREDIT LOSSES…..The Company recognized a $434,000 provision for credit losses in the second quarter of 2024 after recognizing a $43,000 provision for credit losses in the second quarter of 2023 which caused an increase in expense of $391,000. The increased provision in the second quarter of 2024 primarily reflects a $244,000 additional contribution to the reserve for a corporate AFS security that was established in the first quarter of 2024. The remainder of the increase to the provision in the second quarter of 2024 primarily includes $183,000 of expense added to the provision for credit losses in the loan portfolio due to $12.7 million of loan growth experienced since March 31, 2024.

…..NON-INTEREST INCOME…..Non-interest income for the second quarter of 2024 totaled $4.4 million and increased by $510,000, or 13.2%, from the second quarter of 2023 performance. Factors contributing to the higher level of non-interest income for the quarter included:

●	wealth management fees improved by $270,000, or 9.7%, due in part to a strong performance from our Financial Services division that resulted from new business growth. Also, the increase in wealth management fees reflects the improving market conditions particularly for equity securities as major market indexes continue their ascent to record highs in 2024; and
●	a $194,000, or 40.5%, increase in other income due to a favorable adjustment to the fair value of a risk participation agreement as well as the recognition of a positive credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing our interest rate risk position.

…..NON-INTEREST EXPENSE…..Non-interest expense for the second quarter of 2024 totaled $13.3 million and increased by $120,000, or 0.9%, from the prior year’s second quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	a $620,000, or 8.0%, decrease in salaries and employee benefits due to the net impact of certain items within this broad category. Total salaries cost was down by $546,000, or 9.6%, after the Company incurred additional salary expense in 2023 related to a strategy to consolidate certain executive level positions in the wealth management business. Additionally, the service cost associated with the Company’s defined benefit pension plan decreased approximately $91,000. The reduced pension expense in the second quarter of 2024 reflects the retirement of employees who chose to take the lump sum distribution. These individuals are no longer included in the pension plan which favorably impacts the Company’s basic pension expense. These favorable items were partially offset by an increased level of incentive compensation by $139,000, or 64.8%, which corresponds to the strong performance of our wealth management division;
●	a $436,000, or 65.6%, increase in other expense due primarily to the recognition of a pension settlement charge totaling $376,000 in the second quarter of 2024;
●	a $187,000, or 9.8%, increase in professional fees. Professional fees in both 2024 and 2023 were impacted by litigation and responses to the actions of an activist shareholder. These activist related costs amounted to $1.3 million for the second quarter of 2024 compared to $1.1 million for the second quarter of 2023. As a result of a Cooperation and Settlement Agreement reached with the activist shareholder, which was described in a Current Report on Form 8-K filed on June 14, 2024, the Company anticipates that it will not incur any further activist related costs in the second half of 2024;
●	a $75,000, or 42.9%, increase in FDIC insurance due to an increase in both the asset assessment base as well as the assessment rate; and
●	a $62,000, or 5.7%, increase in data processing and IT expense due to additional expenses related to monitoring our computing and network environment.

…..INCOME TAX EXPENSE…..The Company recorded a credit for income taxes of $109,000 in the second quarter of 2024. This compares to a credit for income taxes of $61,000 for the second quarter of 2023.

SIX MONTHS ENDED JUNE 30, 2024 VS. SIX MONTHS ENDED JUNE 30, 2023

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Net income	$1,529	$1,328
Diluted earnings per share	0.09	0.08
Return on average assets	0.22%	0.20%
Return on average equity	3.00	2.55

For the six-month period ended June 30, 2024, the Company reported net income of $1,529,000, or $0.09 per diluted common share. This represented a 15.1% increase in earnings from the six-month period of 2023 when net income totaled $1,328,000, or $0.08 per diluted common share. Overall, the earnings improvement for the six-month period in 2024 was driven by a favorable comparison in the provision for credit losses which more than offset a lower level of net interest income.

The Company’s community banking business continued to benefit from diversified revenue streams, with strong revenue and profit contribution from our wealth management business. Total non-interest income represented 35% of total revenue for the first half of 2024. Both total average loans and deposits have grown this year, demonstrating the strength and loyalty of our customer base and helping to drive two consecutive quarters of net interest margin improvement. The Company believes that its balance sheet is well positioned for further quarterly net interest income growth through the remainder of 2024 and into 2025.

…..NET INTEREST INCOME AND MARGIN…..The following table compares the Company’s net interest income performance for the first six months of 2024 to the first six months of 2023 (in thousands, except percentages):

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	Change	% Change
Interest income	$32,734	$29,453	$3,281	11.1%
Interest expense	15,112	10,821	4,291	39.7
Net interest income	$17,622	$18,632	$(1,010)	(5.4)
Net interest margin	2.72%	2.96%	(0.24)%	N/M

N/M – not meaningful

The Company’s net interest income in the first six months of 2024 decreased by $1.0 million, or 5.4%, from the prior year’s first six months while the net interest margin of 2.72% for the first half of 2024 represents a 24-basis point decline from the first half of 2023. As previously mentioned, the decrease reflects net interest margin compression which has been prevalent in the banking industry since the Federal Reserve began tightening monetary policy to control inflation and as the U.S. Treasury yield curve continues to be inverted. While the Company’s net interest margin percentage compares unfavorably to last year, it did improve for a second consecutive quarter and is 11-basis points higher than the fourth quarter of 2023. This improvement reflects the Federal Reserve keeping interest rates stable since July 2023 along with the impact of management’s pricing of loans and deposits.

Total loans averaged $1.030 billion in the first six months of 2024, which is higher than the 2023 average by $43.5 million, or 4.4%. So far in 2024, new loan originations have slightly exceeded payoff activity through six months and resulted in total loan volumes, on an end of period basis, remaining relatively consistent since December 31, 2023. The higher interest rate environment along with the higher average total loans outstanding resulted in total loan interest income improving by $2.9 million, or 11.6%, for the first half of 2024 when compared to the same time-period of 2023.

Total investment securities averaged $256.6 million for the first half of 2024, which is $7.2 million, or 2.7%, lower than the $263.9 million average for the first half of last year. As previously mentioned, the decrease reflects management’s strategy to allocate more cash flow from the securities portfolio to higher yielding loans while the

Company controlled the amount of high cost overnight borrowed funds. Thus, new investment security purchases were primarily used to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to public funds deposits. The improved yields for new securities purchases along with management’s execution of a late December 2023 investment portfolio repositioning strategy caused interest income from investments to increase by $389,000, or 8.8%. Overall, the 2024 first six-month average balance of total interest earning assets increased since last year’s six-month average by $35.9 million, or 2.9%, while total interest income increased by $3.3 million, or 11.1%, since the first six months of 2023.

On the liability side of the balance sheet, through six months, total average deposits were $7.8 million, or 0.7%, higher compared to total average deposits in the first six months of 2023. The increase since last year is reflective of the Company’s successful business development efforts despite greater pricing competition in the market to obtain/retain deposits because of higher interest rates which more than offset a portion of the funds from the government stimulus programs leaving the balance sheet. As previously mentioned, the Company’s core deposit base continued to demonstrate the strength and stability that it has had for many years. On June 30, 2024, total deposits grew by $12.0 million, or 1.0%, since December 31, 2023, demonstrating what we believe is customer loyalty and confidence in AmeriServ Financial Bank. In addition to its strong, loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not utilize brokered deposits as a funding source.

Total interest expense in the first six months of 2024 increased by $4.3 million, or 39.7%, when compared to the first six months of 2023, due to higher deposit and borrowings interest expense. Deposit interest expense was higher by $3.4 million, or 36.7%, while the first six months of 2024 average volume of total interest-bearing deposits grew by $26.3 million, or 2.7%. The rising national interest rates in 2023 resulted in certain deposit products, particularly public funds, which are tied to a market index, repricing upward with the move in short-term interest rates causing interest expense to increase. Additionally, increased market competition resulted in the Company raising rates on certain shorter-term certificates of deposit to retain funds. Another factor contributing to net interest margin compression was an unfavorable deposit mix shift as the first six months of 2024 average of non-interest bearing demand deposits declined by $18.4 million, or 9.3%, while, as mentioned above, total interest-bearing deposits increased. As previously mentioned, for interest rate risk management purposes and to offset a portion of the unfavorable impact that rising funding costs are having on net interest income, management proactively executed $70 million of interest rate hedge transactions during 2023 to fix the cost of certain deposits that are indexed and move with short-term interest rates. Finally, the increasing trend in total deposit costs experienced since the Federal Reserve began to tighten monetary policy has slowed significantly in 2024 with the Federal Open Market Committee keeping the Fed Funds rate stable since July 2023. This slowdown in deposit costs has contributed to the recent improvement in the net interest margin. Overall, total deposit cost averaged 2.18% in the first half of 2024, which is 57-basis points higher than total deposit cost of 1.61% for the first half of 2023.

Total borrowings interest expense increased by $911,000, or 56.5%, when comparing the first half of 2024 and the first half of 2023. The increase primarily results from the impact that the higher interest rates had on total borrowings cost. The Company’s utilization of overnight borrowed funds so far in 2024 has been relatively consistent with the 2023 level while the level of advances from the FHLB have increased. Total short-term borrowings averaged $31.0 million for the first six months of 2024 after averaging $32.8 million for the first six months of 2023. Advances from the FHLB averaged $49.3 million in the first half of 2024 which is $31.3 million, or 174.7%, higher than the $17.9 million average in the first half of 2023. Management’s strategy to increase term advances to lock in lower rates than overnight borrowings due to the inversion in the yield curve has favorably impacted net interest income.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the six-month periods ended June 30, 2024 and 2023. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 42. The tax equivalent adjustments to interest income on loans and municipal securities for the six months ended June 30, 2024 and 2023 was $12,000 and $6,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Six months ended June 30 (In thousands, except percentages)

	2024			2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,029,752	$27,791	5.36%	$986,302	$24,891	5.03%
Short-term investments and bank deposits	3,786	128	6.71	4,051	130	6.37
Investment securities – AFS	191,437	3,700	3.87	202,274	3,492	3.45
Investment securities – HTM	65,206	1,127	3.46	61,608	946	3.11
Total investment securities	256,643	4,827	3.76	263,882	4,438	3.37
Total interest earning assets/interest income	1,290,181	32,746	5.09	1,254,235	29,459	4.70
Non-interest earning assets:
Cash and due from banks	14,516			16,512
Premises and equipment	18,492			17,394
Other assets	81,645			74,853
Allowance for credit losses	(15,518)			(12,739)
TOTAL ASSETS	$1,389,316			$1,350,255
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$222,827	$2,084	1.88%	$225,993	$1,889	1.69%
Savings	120,337	58	0.10	131,096	63	0.10
Money markets	311,350	4,380	2.82	300,776	3,249	2.18
Time deposits	326,824	6,066	3.72	297,215	4,007	2.72
Total interest bearing deposits	981,338	12,588	2.58	955,080	9,208	1.94
Short-term borrowings	30,985	891	5.69	32,843	829	5.01
Advances from Federal Home Loan Bank	49,298	1,052	4.28	17,949	210	2.36
Subordinated debt	27,000	526	3.90	27,000	526	3.90
Lease liabilities	4,335	55	2.52	3,241	48	2.95
Total interest bearing liabilities/interest expense	1,092,956	15,112	2.78	1,036,113	10,821	2.10
Non-interest bearing liabilities:
Demand deposits	179,999			198,431
Other liabilities	14,024			10,709
Shareholders’ equity	102,337			105,002
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,389,316			$1,350,255
Interest rate spread			2.31			2.60
Net interest income/ Net interest margin (non-GAAP)		17,634	2.72%		18,638	2.96%
Tax-equivalent adjustment		(12)			(6)
Net Interest Income (GAAP)		$17,622			$18,632

…..PROVISION FOR CREDIT LOSSES…..For the first six months of 2024, the Company recognized a $123,000 provision for credit losses recovery after recognizing $1.2 million of provision expense in the first six months of 2023, resulting in a net favorable change of $1.3 million. The provision for credit losses recovery for the six-month timeframe of 2024 reflects recoveries recognized for both the loan and securities portfolios. Specifically, a $110,000 recovery from the loan portfolio occurred primarily due to a favorable adjustment to the loss and qualitative factors used to calculate the allowance for credit losses in accordance with ASC 326, Financial Instruments – Credit Losses (CECL). Within the investment portfolio, a $435,000 recovery was recognized on a $926,000 reserve that was established in the first quarter of 2023 for a Signature Bank subordinated debt investment after the bond was successfully sold in the first quarter of 2024. These recoveries more than offset a $360,000 reserve established for an available for sale corporate security and an additional $63,000 that was contributed to the reserve for HTM securities in accordance with CECL.

…..NON-INTEREST INCOME…..Non-interest income for the first six months of 2024 totaled $9.3 million and declined by $50,000, or 0.5%, from the first six months of 2023 performance. Factors contributing to the lower level of non-interest income for the six-month period included:

●	during the first quarter of 2023, the Company recognized a $1.7 million gain from AmeriServ Financial Bank selling all 7,859 shares of Class B common stock of Visa Inc. There was no such gain this year;
●	wealth management fees improved by $798,000, or 14.4%, due in part to a strong performance from our Financial Services division that resulted from new business growth. Also, the increase in wealth management fees reflects the improving market conditions particularly for equity securities as major market indexes continue their ascent to record highs in 2024. Overall, the fair market value of wealth management assets totaled $2.6 billion at June 30, 2024 and increased by $133.8 million, or 5.5%, since June 30, 2023;
●	a $749,000, or 80.0%, increase in other income due to a favorable adjustment to the fair value of a risk participation agreement as well as the recognition of a positive credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing our interest rate risk position. These favorable adjustments totaled $422,000 for the six-month period and were impacted by the increase in interest rates since year-end 2023. Also favorably impacting other income was the Company recognizing a $250,000 signing bonus in 2024 that resulted from successful negotiations related to the renewal of an expiring contract with Visa; and
●	a $96,000, or 20.0%, increase in bank owned life insurance revenue due to the receipt of a death claim.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first six months of 2024 totaled $25.2 million and increased slightly by $21,000, or 0.1%, from the prior year’s first six months. Factors contributing to the higher level of non-interest expense for the six-month period included:

●	a $678,000, or 4.5%, decrease in salaries and employee benefits due to the net impact of certain items within this broad category. Total salaries cost was down by $593,000, or 5.6%, after the Company incurred additional salary expense in 2023 related to a strategy to consolidate certain executive level positions in the wealth management business. Total health care cost was $422,000, or 22.0%, lower compared to last year and reflects management’s effective negotiations with our current health care provider that resulted in not having to recognize any premium costs in January 2024. These favorable items were partially offset by an increased level of incentive compensation by $383,000, or 78.5%, which corresponds to the strong performance of our wealth management division;
●	a $528,000, or 42.7%, increase in other expense due primarily to the recognition of a pension settlement charge totaling $376,000 in 2024;
●	a $205,000, or 68.3%, increase in FDIC insurance due to an increase in both the asset assessment base as well as the assessment rate;
●	a $143,000, or 6.6%, increase in data processing and IT expense due to additional expenses related to monitoring our computing and network environment; and
●	a $119,000, or 3.7%, decrease in professional fees. Professional fees in both 2024 and 2023 were impacted by litigation and responses to the actions of an activist shareholder. These activist related costs amounted to $1.5 million for the first six months of 2024 compared to $1.7 million for the first six months of 2023. As previously mentioned, a Cooperation and Settlement Agreement was reached with the activist shareholder, which was described in a Current Report on Form 8-K filed on June 14, 2024, therefore, the Company does not expect to incur any further shareholder activist related costs in the second half of 2024.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $374,000, or an effective tax rate of 19.7%, in the first six months of 2024. This compares to an income tax expense of $311,000, or an effective tax rate of 19.0%, for the first six months of 2023. The higher level of income tax expense this year is due to the increased level of pre-tax income.

…..SEGMENT RESULTS.…..The community banking segment reported a net income contribution of $8,985,000 in the six months of 2024 which was $1,160,000 higher than the net income contribution in the first six months of 2023. The increase between time periods results from the strength that this segment provides to the Company which was determined by a thorough funds transfer pricing analysis. In short, a funds transfer pricing analysis determines how funding (deposits) and use of this funding (loans) by each segment contributes to the overall profitability of the Company by providing an estimated positive or negative dollar value of the segment’s contribution to the Company. Overall, the funds transfer pricing analysis indicated that the community banking segment provided an additional $1.5 million benefit to the Company in the six months of 2024 when compared to the six months of 2023. Despite this benefit that community banking provides, this segment was unfavorably impacted from net interest margin compression as total deposit interest expense increased to a higher level than the increase to total loan interest income by $493,000. Contributing to the net interest margin compression experienced by the Company was an unfavorable deposit mix shift as exhibited by the six-month average of non-interest-bearing demand deposits declining by $18.4 million, or 9.3%, while total interest-bearing deposits increased by $26.3 million, or 2.7%. This segment benefitted from a higher level of total average loans in the first six months of 2024 by $43.5 million, or 4.4%. Growth occurred primarily in the commercial real estate category with modest growth occurring in residential mortgage and home equity loans. Overall, total loan interest income improved by $2.9 million, or 11.6%, for the first six months of 2024 when compared to the first six months of last year. Deposit interest expense was higher by $3.4 million, or 36.6%, while, as mentioned above, the 2024 six-month average volume of total interest-bearing deposits increased by $26.3 million, or 2.7%. The higher national interest rates along with increased market competition to retain and attract deposits contributed to deposit costs increasing. This segment was favorably impacted by the Company recording a $111,000 recovery for the allowance for credit losses on our loan portfolio and unfunded commitments in the first six months of 2024 compared to $301,000 of provision expense for credit losses on loans and unfunded commitments in last year’s first six months. This was discussed previously in the Provision for Credit Losses section within this document. Non-interest income increased due to the Company recognizing a $250,000 signing bonus that resulted from successful negotiations related to the renewal of an expiring contract with Visa. Also, this segment was favorably impacted by a positive adjustment to the fair market value of an interest rate swap related risk participation agreement as well as the recognition of a favorable credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain commercial borrowers while managing our interest rate risk position. Non-interest expense, within the community banking segment, in the six months of 2024 compares unfavorably to last year’s first six months due to a higher level of FDIC deposit insurance expense and higher software related costs.

The wealth management segment’s net income contribution increased by $1.0 million in the first six months of 2024 from the first six months of 2023. The increase reflects the strong performance from the Financial Services division that resulted from new business growth. Also, wealth management fees increased due to the improving market conditions particularly for equity securities as the major market indexes continue their ascent to record highs in 2024. Overall, the fair market value of wealth management assets totaled $2.6 billion at June 30, 2024 and increased by $133.8 million, or 5.5%, since June 30, 2023. Also contributing to the higher level of net income for this segment were lower levels of salaries expense and health care costs. Overall, wealth management revenues reached a historically high level. Partially offsetting the improvement in wealth management revenue for the six-month period was a higher level of incentive compensation.

The investment/parent segment reported a net loss of $8,915,000 in the six months of 2024 which is greater than the net loss of $6,917,000 in the first six months of 2023 by $1,998,000. The funds transfer pricing analysis caused the loss reported within this segment to be higher due to the inverted yield curve and the higher funding costs on our balance sheet. Also contributing to the higher net loss for this segment was the $1.7 million gain recognized during the first quarter of 2023 from the sale of the Class B common stock of Visa Inc. while there was no such gain in 2024. This segment did experience a $1.4 million favorable shift from the Bank recognizing a $435,000 provision recovery in 2024 from the subordinated debt investment with Signature Bank after a $926,000 provision expense was recognized on this same investment in the first quarter of 2023. This segment was unfavorably impacted by the recognition of $360,000 of provision expense in 2024 to establish a reserve for an available for sale (AFS) corporate security. This segment was also unfavorably impacted by $911,000 of additional total borrowings interest expense due to the higher average balance of FHLB term borrowings. Professional fees in both 2024 and 2023 were impacted by litigation and responses to the actions of an activist shareholder. These activist related costs amounted to $1.5 million for the first six months of 2024 compared to activist costs of $1.7 million for the first six months of 2023. Favorably impacting net income for this segment was an increased level of interest income from investment securities by $389,000 as the higher interest rates and a portfolio restructuring in late 2023 resulted in an improved overall total securities yield.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.4 billion at June 30, 2024, which increased by $13.8 million, or 1.0%, from the December 31, 2023 asset level. This change was related, primarily, to increased levels of cash and cash equivalents, investment securities, total loans, leases, and other assets. Specifically, total loans increased by $857,000, or 0.1%, as so far in 2024, new loan originations have only slightly exceeded payoff activity. Investment securities increased by $735,000, or 0.3%, as new investment security purchases have been primarily limited to the replacement of cash flow from maturing securities in order to maintain appropriate balances for pledging purposes related to public funds deposits. The marginal growth in loans and investment securities along with an increase in total deposits led to a $4.4 million, or 31.1%, increase in cash and cash equivalents. The $1.1 million, or 34.8%, increase in the right-of-use asset for operating and financing leases resulted from the execution of two new leases for office locations and one new lease for equipment during 2024. Finally, other assets increased $6.6 million, or 18.0%, due to an increase in the positive balance of the accrued pension liability, an increase in the market values for the interest rate swaps and hedges, as well as amounts prepaid for state shares tax.

Total deposits increased by $12.0 million, or 1.0%, in the first six months of 2024. We believe this demonstrates customer confidence and the strength and loyalty of our core deposit base. As of June 30, 2024, the 25 largest depositors represented 24.1% of total deposits, which is an increase from December 31, 2023, when it was 22.4%. As of June 30, 2024 and December 31, 2023, the estimated amount of uninsured deposits was $397.4 million and $384.5 million, respectively. The estimate of uninsured deposits was done at the single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 50% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized by investment securities or FHLB letters of credit to protect these depositor funds. Total borrowings remained relatively consistent since year-end 2023 as a decrease in short-term borrowings was offset by an increase in FHLB term advances. Specifically, short-term borrowings decreased by $6.4 million, or 15.6%. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. In addition, the inversion in the yield curve has caused FHLB term advances to have rates that are lower than the cost of overnight borrowed funds. Therefore, management increased usage of FHLB term advances in the first six months of 2024 leading to an increase of $6.4 million, or 14.2%.

The Company’s total shareholders’ equity increased by $1.4 million, or 1.4%, during the first six months of 2024. The increase in capital is the result of the Company’s earnings performance during the first half of 2024 more than offsetting our common stock dividend payments to shareholders. In addition, the pension adjustment and improved market value adjustment on the interest rate hedges had a positive impact on accumulated other comprehensive loss which more than offset the reduced market value of the available for sale investment securities portfolio. Partially offsetting these positive items was the execution of a Stock Repurchase Agreement pursuant to which the Company repurchased, at current market price, 628,003 shares of common stock from Driver Opportunity Partners, in connection with a settlement agreement, reducing capital by $1.5 million.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 12.77%, and a common equity tier 1 capital ratio of 9.23% at June 30, 2024. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of June 30, 2024, the Company’s book value per common share was $6.28 and its tangible book value per common share was $5.45(1). When compared to March 31, 2024, book value per common share increased by $0.22, or 3.6%, and tangible book value per common share increased by $0.19 per common share, or 3.6%. The improvement in the Company’s book value and tangible book value per share during the second quarter of 2024 is largely due to the accretive repurchase of our common stock from the activist investor. The tangible common equity to tangible assets ratio was 6.47%(1) at June 30, 2024 and increased by three-basis points when compared to December 31, 2023.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2024	2023	2023
Total accruing loan delinquency	$6,814	$1,818	$1,530
Total non-accrual loans	9,976	12,167	5,650
Total non-performing assets*	12,817	12,393	5,650
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.66%	0.18%	0.15%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.96	1.17	0.57
Non-performing assets, as a percentage of total loans, net of unearned income, and other real estate owned and repossessed assets*	1.23	1.19	0.57
Non-performing assets as a percentage of total assets*	0.91	0.89	0.42
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.06	0.35	0.01
Annualized provision (recovery) for credit losses - loans	(0.02)	0.66	0.07
Total classified loans (loans rated substandard or doubtful)**	$22,489	$24,996	$28,211
*

Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned (OREO) and repossessed assets.

**	Total classified loans include non-performing residential mortgage and consumer loans.

The increase in accruing loan delinquency since year-end 2023 is attributable to an increase in commercial real estate loan delinquency due in part to slow payments on a $3.6 million urban office loan. Non-performing assets increased from $12.4 million at December 31, 2023 to $12.8 million at June 30, 2024 primarily due to one commercial real estate loan that was over 90 days past due which was partially offset by a reduction in non-accrual residential mortgage and consumer loans. Non-performing assets were at 1.23% of total loans as of June 30, 2024. The Company recognized net loan charge-offs of $332,000, or 0.06% of total average loans, in the first six months of 2024 compared to net loan charge-offs of $61,000, or 0.01% of total average loans, in the first six months of 2023. Classified loans decreased $2.5 million, or 10.0%, from December 31, 2023 and totaled $22.5 million at June 30, 2024 as a result of the foreclosure and transfer to OREO of a commercial office building which secured a classified commercial real estate loan as well as normal paydown activity.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2024, the 25 largest credits represented 23.0% of total loans outstanding, which is a slight increase from December 31, 2023 when it was 22.7%.

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

There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 380% as of June 30, 2024. It should be noted that this ratio increased from 375% at December 31, 2023 due to the growth in non-owner occupied commercial real estate loan balances out pacing the increase in total regulatory capital. Further, non-owner occupied commercial real estate loans represented 49.9% and 49.3% of total loans as of June 30, 2024 and December 31, 2023, respectively.

The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. The following table presents our non-owner occupied commercial real estate loan portfolio by property type.

	June 30, 2024
	Commercial	Commercial
	Real Estate	Real Estate	Other Commercial
	(Non-Owner Occupied) -	(Non-Owner Occupied) -	Real Estate
	Retail	Multi-Family	(Non-Owner Occupied)	Total

	(In thousands)
1-4 unit residential	$—	$—	$26,221	$26,221
Multi-family	—	95,688	—	95,688
Mixed use - apartments & retail/office	—	18,462	—	18,462
Retail strip plaza	45,587	—	—	45,587
Mall	3,812	—	—	3,812
Major shopping center with anchor tenants	33,000	—	—	33,000
Commercial office - urban	—	—	26,205	26,205
Commercial office - suburban	—	—	28,461	28,461
Hotel/motel	—	—	35,470	35,470
Retail/service shops	86,749	—	—	86,749
Personal care/hospital/medical office	—	—	20,707	20,707
Manufacturing/warehouse	—	—	91,526	91,526
Other	—	—	113	113
Land acquisition and development	—	—	6,823	6,823
Total	$169,148	$114,150	$235,526	$518,824

…..ALLOWANCE FOR CREDIT LOSSES…..The following table sets forth the allowance for credit losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2024	2023	2023
Allowance for credit losses - loans	$14,611	$15,053	$12,221
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.41%	1.45%	1.24%
total non-accrual loans	146.46	123.72	216.30
total non-performing assets	114.00	121.46	216.30
Allowance for credit losses - securities	$460	$963	$1,035
Allowance for credit losses - unfunded loan commitments	939	940	889

The allowance for loan credit losses declined since December 31, 2023 by $442,000, or 2.9%, to $14.6 million at June 30, 2024. Even with this modest decrease, the allowance for loan credit losses is $2.4 million, or 19.6%, higher than the allowance for loan credit losses at June 30, 2023. The increase since last year’s second quarter end is due to the Company strengthening its allowance for loan credit losses during the fourth quarter of 2023. Overall, the Company continues to maintain solid coverage of both total loans and non-performing assets as the allowance for loan credit losses provided 114% coverage of non-performing assets and 1.41% of total loans at June 30, 2024.

The allowance for credit losses on the investment securities portfolio was comprised of $360,000 on available for sale securities and $100,000 on held to maturity securities as of June 30, 2024. This compares to $926,000 on available for sale securities and $37,000 on held to maturity securities as of December 31, 2023. The allowance for credit losses on available for sale securities decreased $566,000, or 61.1%, since year-end 2023 due to the successful sale of the Signature Bank subordinated debt investment which was partially offset by the establishment of an allowance for credit losses on another corporate available for sale security that was deemed to be credit impaired in 2024.

…..LIQUIDITY…..The Company’s liquidity position continues to be strong. Total average deposits were $7.8 million, or 0.7%, higher when compared to the 2023 first six-month average. The increase reflects the Company’s successful business development efforts which more than offset a portion of the funds from the government stimulus programs leaving the balance sheet and greater pricing competition in the market to retain deposits because of the higher interest rates. The Company’s core deposit base continued to demonstrate the strength and stability that it has had for many years. On June 30, 2024, total deposits grew by $12.0 million, or 1.0%, since December 31, 2023, demonstrating customer loyalty and confidence in AmeriServ Financial Bank. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not utilize brokered deposits as a funding source. Overall, deposit volumes continue to remain at a high level. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth.

Average short-term investments remained relatively stable in the first half of 2024 compared to the first half of last year, decreasing slightly by $265,000, or 6.5%. Advances from the Federal Home Loan Bank averaged $49.3 million in the first half of 2024 which is $31.3 million, or 174.7%, higher than the $17.9 million average in the first half of 2023. Management’s strategy to increase term advances to lock in lower rates than overnight borrowings due to the inversion in the yield curve has favorably impacted net interest income. Management continues to monitor the changing economic conditions and adjust pricing strategies accordingly which largely determines customer behavior and the level of total deposits as well as shifts within the total deposit mix. Also, diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. The Company’s utilization of overnight borrowed funds so far in 2024 has been relatively consistent with the 2023 level. Total fed funds purchased and other short-term borrowings averaged $31.0 million for the first half of 2024 after averaging $32.8 million for the first half of 2023. Continued loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. So far in 2024, purchases of securities have continued to follow the same trend exhibited during the full year of 2023. Securities purchases have been slow as more funds have been allocated to the loan portfolio. Loan pipelines are currently at a strong level. Total average loans in the first half of 2024 were higher than the 2023 first half average by $43.5 million, or 4.4%. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 88.5% in the second quarter of 2024, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community during times of economic volatility. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $4.4 million from December 31, 2023, to $18.4 million at June 30, 2024, due to $9.4 million of net cash provided by financing activities which more than offset $4.6 million of net cash used in investing activities and $450,000 of net cash used in operating activities. Within investing activities, cash advanced for new loans originated totaled $85.0 million and was $2.9 million higher than the $82.1 million of cash received from loan principal payments. Within financing activities, total short-term borrowings decreased by $6.4 million, total FHLB borrowings increased by $6.4 million while total deposits increased by $12.0 million.

The holding company had $4.7 million of cash, short-term investments, and investment securities at June 30, 2024, which represents a $3.5 million decrease from the holding company’s cash position since December 31, 2023. Dividend payments from our subsidiaries provided ongoing cash to the holding company. At June 30, 2024, our subsidiary Bank had $1.6 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payments on its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $18.4 million and $14.0 million at June 30, 2024 and December 31, 2023, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At June 30, 2024, the Company had $285 million of overnight borrowing availability at the FHLB, $38 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 9.23%, the tier 1 capital ratio was 9.23%, and the total capital ratio was 12.77% at June 30, 2024. The Company’s tier 1 leverage ratio was 7.71% at June 30, 2024. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2024.

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

Our focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.03 per quarter. The Company had a book value of $6.28 per common share and a tangible book value of $5.45(1) per common share on June 30, 2024. In addition, our tangible common equity ratio was 6.47%(1). At June 30, 2024, the Company had approximately 16.5 million common shares outstanding.

During the second quarter of 2024, the Company executed a Stock Purchase Agreement with Driver Opportunity Partners (Driver), in connection with a settlement agreement. Under the stock purchase agreement, the Company repurchased 628,003 shares of common stock from Driver at a per share price of $2.38. Because these shares were acquired at a price below tangible book value, the stock repurchase was accretive to shareholders. The Company does not expect to execute any additional stock repurchases in 2024.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	(3.4)%	1.6%
100 bp increase	(1.7)	1.7
100 bp decrease	1.3	(4.2)
200 bp decrease	2.2	(11.2)

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

The variability of net interest income is negative in the upward rate scenarios as the Company is marginally more exposed to liabilities repricing upward to a greater extent than assets. Specifically, the cost of funds is immediately impacted when short-term national interest rates increase because certain deposit products and overnight borrowed funds move with the market. This was partially offset by the Company’s investment securities portfolio and the scheduled repricing of loans tied to an index, such as SOFR or prime. In addition to the interest rate hedges discussed above, the Company has effectively utilized interest rate swaps for interest rate risk management purposes. The interest rate swaps allow our customers to lock in fixed interest rates while the Company retains the benefit of interest rates moving with the market. Regarding interest bearing liabilities, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner and control the amount of overnight borrowed funds. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $248.0 million and standby letters of credit of $8.2 million as of June 30, 2024. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at June 30, 2024 and December 31, 2023 (in thousands, except share and ratio data):

	June 30,	December 31,
	2024	2023
Total shareholders’ equity	$103,661	$102,277
Less: Intangible assets	13,699	13,712
Tangible common equity	89,962	88,565
Total assets	1,403,438	1,389,638
Less: Intangible assets	13,699	13,712
Tangible assets	1,389,739	1,375,926
Tangible common equity ratio (non-GAAP)	6.47%	6.44%
Total shares outstanding	16,519,267	17,147,270
Tangible book value per share (non-GAAP)	$5.45	$5.16

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations and supervisory actions by such regulators, including bank failures; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; (xii) the ability to attract new or retain existing deposits or to retain or grow loans, including growth from unfunded closed loans; (xiii) the ability to generate future revenue growth or to control future growth in non-interest expense, including, but not limited to, those related to technological changes, including changes regarding artificial intelligence and cybersecurity, changes affecting oversight of the financial services industry, and changes intended to manage or mitigate climate and related environmental risks; (xiv) the impact of failure in, or breach of, our operational or security systems or those of third parties with whom we do business, including as a result of cyberattacks or an increase in the incidence of fraud, illegal payments, security breaches or other illegal acts impacting us or our customers; (xv) other external developments which could materially impact the Company’s operational and financial performance.

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2024 are effective.

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

Item 1A. Risk Factors

Not applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s monthly common stock purchases during the second quarter of 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 - 30, 2024	-	$-	—	—
May 1 - 31, 2024	-	-	—	—
June 1 - 30, 2024	628,003	2.38	—	—
Total	628,003		—

On June 13, 2024, the Company entered into a Stock Purchase Agreement with Driver Opportunity Partners, in connection with a settlement agreement. In accordance with the agreement, the Company repurchased 628,003 shares of common stock from Driver at a per share price of $2.38. The Driver share repurchase was authorized by the Board of Directors.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6.   Exhibits

3.1

Amended and Restated Articles of Incorporation as amended through August 11, 2011 (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 (File No. 333-176869) filed on September 16, 2011).

3.2	Bylaws, as amended and restated on June 20, 2024 (Incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed on June 24, 2024).
10.1

Cooperation Agreement, dated as of April 18, 2024, between AmeriServ Financial, Inc. and SB Value Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2024).

10.2

Stock Purchase Agreement, dated as of June 13, 2024, between AmeriServ Financial, Inc. and Driver Opportunity Partners I LP (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2024).

10.3

Cooperation and Settlement Agreement, dated as of June 13, 2024, by and among AmeriServ Financial, Inc., Driver Opportunity Partners I LP, Driver Management LLC, and J. Abbott R. Cooper (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2024).

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
101

Includes the following financial and related information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: August 12, 2024	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: August 12, 2024	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer