Form 10-Q
period 2024-09-30
AMERISERV FINANCIAL INC /PA/
filed 2024-11-12
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2024
Common Stock, par value $0.01	16,519,267

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and due from depository institutions	$17,239	$9,678
Interest bearing deposits and short-term investments	4,877	4,349
Cash and cash equivalents	22,116	14,027
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $360 on September 30, 2024 and $926 on December 31, 2023)	164,591	165,711
Held to maturity (fair value $61,890 on September 30, 2024 and $58,621 on December 31, 2023; allowance for credit losses $88 on September 30, 2024 and $37 on December 31, 2023)	65,451	63,979
Loans held for sale	783	130
Loans (net of unearned income $496 on September 30, 2024 and $483 on December 31, 2023)	1,039,638	1,038,271
Less: Allowance for credit losses	14,420	15,053
Net loans	1,025,218	1,023,218
Premises and equipment:
Operating lease right-of-use asset	1,595	646
Financing lease right-of-use asset	2,388	2,384
Other premises and equipment, net	14,921	14,149
Accrued interest income receivable	5,827	5,529
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	82	101
Bank owned life insurance	39,787	39,560
Net deferred tax asset	1,203	2,679
Federal Home Loan Bank stock	4,402	5,210
Federal Reserve Bank stock	2,125	2,125
Other real estate owned and repossessed assets	1,850	15
Other assets	39,237	36,564
TOTAL ASSETS	$1,405,187	$1,389,638
LIABILITIES
Non-interest bearing deposits	$171,578	$172,070
Interest bearing deposits	1,017,752	986,290
Total deposits	1,189,330	1,158,360
Short-term borrowings	11,760	40,951
Advances from Federal Home Loan Bank	54,552	44,562
Operating lease liabilities	1,615	658
Financing lease liabilities	2,735	2,700
Subordinated debt	26,716	26,685
Total borrowed funds	97,378	115,556
Other liabilities	10,297	13,445
TOTAL LIABILITIES	1,297,005	1,287,361
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,776,089 shares issued and 16,519,267 shares outstanding on September 30, 2024 and 26,776,089 shares issued and 17,147,270 shares outstanding on December 31, 2023	268	268
Treasury stock at cost, 10,256,822 shares on September 30, 2024 and 9,628,819 shares on December 31, 2023	(84,791)	(83,280)
Capital surplus	146,372	146,364
Retained earnings	60,089	58,901
Accumulated other comprehensive loss, net	(13,756)	(19,976)
TOTAL SHAREHOLDERS' EQUITY	108,182	102,277
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,405,187	$1,389,638

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$14,301	$13,154	$42,080	$38,039
Interest bearing deposits and short-term investments	55	56	183	186
Investment securities:
Available for sale	1,765	1,745	5,465	5,237
Held to maturity	587	484	1,714	1,430
Total Interest Income	16,708	15,439	49,442	44,892
INTEREST EXPENSE
Deposits	6,515	5,653	19,103	14,861
Short-term borrowings	417	512	1,308	1,341
Advances from Federal Home Loan Bank	600	188	1,652	398
Financing lease liabilities	26	24	81	72
Subordinated debt	263	263	789	789
Total Interest Expense	7,821	6,640	22,933	17,461
Net Interest Income	8,887	8,799	26,509	27,431
(Recovery) provision for credit losses	(51)	189	(174)	1,411
Net Interest Income after (Recovery) Provision for Credit Losses	8,938	8,610	26,683	26,020
NON-INTEREST INCOME
Wealth management fees	3,050	2,845	9,375	8,372
Service charges on deposit accounts	304	311	890	857
Net gains on loans held for sale	55	59	124	123
Mortgage related fees	30	41	107	108
Gain on sale of Visa Class B shares	—	—	—	1,748
Bank owned life insurance	244	321	821	802
Other income	520	679	2,205	1,615
Total Non-Interest Income	4,203	4,256	13,522	13,625
NON-INTEREST EXPENSE
Salaries and employee benefits	7,122	7,358	21,347	22,261
Net occupancy expense	706	719	2,227	2,204
Equipment expense	371	376	1,148	1,213
Professional fees	792	1,146	3,888	4,361
Data processing and IT expense	1,287	1,139	3,588	3,297
Supplies, postage and freight	163	144	474	487
Miscellaneous taxes and insurance	339	321	999	983
Federal deposit insurance expense	255	195	760	495
Other expense	686	697	2,451	1,934
Total Non-Interest Expense	11,721	12,095	36,882	37,235

PRETAX INCOME	1,420	771	3,323	2,410
Provision for income taxes	237	124	611	435
NET INCOME	$1,183	$647	$2,712	$1,975
PER COMMON SHARE DATA:
Basic:
Net income	$0.07	$0.04	$0.16	$0.12
Average number of shares outstanding	16,519	17,147	16,897	17,142
Diluted:
Net income	$0.07	$0.04	$0.16	$0.12
Average number of shares outstanding	16,519	17,147	16,897	17,146

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
COMPREHENSIVE INCOME (LOSS)
Net income	$1,183	$647	$2,712	$1,975
Other comprehensive income (loss)
Pension obligation change for defined benefit plan	953	—	3,543	—
Income tax effect	(200)	—	(744)	—
Unrealized holding gains (losses) on available for sale securities arising during period	5,021	(3,418)	4,565	(6,091)
Income tax effect	(1,055)	718	(959)	1,280
Fair value change for interest rate hedge	(917)	561	369	1,013
Income tax effect	193	(118)	(77)	(215)
Reclassification adjustment for reduction of interest expense related to interest rate hedge	(205)	(161)	(604)	(280)
Income tax effect	43	34	127	59
Other comprehensive income (loss)	3,833	(2,384)	6,220	(4,234)
COMPREHENSIVE INCOME (LOSS)	$5,016	$(1,737)	$8,932	$(2,259)

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
COMMON STOCK
Balance at beginning of period	$268	$268	$268	$267
New common shares issued for exercise of stock options (29,653 shares for the nine months ended September 30, 2023)	—	—	—	1
Balance at end of period	268	268	268	268
TREASURY STOCK
Balance at beginning of period	(84,791)	(83,280)	(83,280)	(83,280)
Treasury stock purchased (628,003 shares for the nine months ended September 30, 2024)	—	—	(1,511)	—
Balance at end of period	(84,791)	(83,280)	(84,791)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	146,372	146,343	146,364	146,225
New common shares issued for exercise of stock options (29,653 shares for the nine months ended September 30, 2023)	—	—	—	94
Stock option expense	—	11	8	35
Balance at end of period	146,372	146,354	146,372	146,354
RETAINED EARNINGS
Balance at beginning of period	59,401	64,604	58,901	65,486
Net income	1,183	647	2,712	1,975
Cash dividend declared on common stock ($0.03 per share for the three months ended September 30, 2024 and 2023 and $0.09 per share for the nine months ended September 30, 2024 and 2023)	(495)	(513)	(1,524)	(1,542)
Cumulative effect adjustment for adoption of ASC 326	—	—	—	(1,181)
Balance at end of period	60,089	64,738	60,089	64,738
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(17,589)	(24,370)	(19,976)	(22,520)
Other comprehensive income (loss)	3,833	(2,384)	6,220	(4,234)
Balance at end of period	(13,756)	(26,754)	(13,756)	(26,754)
TOTAL SHAREHOLDERS’ EQUITY	$108,182	$101,326	$108,182	$101,326

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$2,712	$1,975
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Recovery) provision for credit losses	(174)	1,411
Depreciation and amortization expense	1,506	1,543
Amortization expense of core deposit intangible	19	21
Amortization of fair value adjustment on acquired time deposits	(7)	(29)
Net amortization of investment securities	53	43
Net amortization of deferred loan fees	(90)	(83)
Net gains on loans held for sale	(124)	(123)
Origination of mortgage loans held for sale	(8,672)	(6,441)
Sales of mortgage loans held for sale	8,143	6,623
Increase in accrued interest receivable	(298)	(846)
(Decrease) increase in accrued interest payable	(828)	2,069
Earnings on bank-owned life insurance	(821)	(802)
Deferred income taxes	(177)	(166)
Stock compensation expense	8	35
Net change in operating leases	(126)	(48)
Other, net	(1,809)	(4)
Net cash (used in) provided by operating activities	(685)	5,178
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(9,884)	(11,771)
Purchase of investment securities — held to maturity	(5,446)	(2,943)
Proceeds from maturities of investment securities — available for sale	14,695	15,216
Proceeds from maturities of investment securities — held to maturity	3,885	4,457
Proceeds from sales of investment securities — available for sale	935	—
Purchase of regulatory stock	(10,127)	(15,747)
Proceeds from redemption of regulatory stock	10,935	16,579
Long-term loans originated	(129,028)	(140,065)
Principal collected on long-term loans	125,333	128,421
Purchases of premises and equipment	(1,949)	(1,010)
Proceeds from sale of other real estate owned and repossessed assets	95	39
Proceeds from life insurance policies	711	387
Net cash provided by (used in) investing activities	155	(6,437)
FINANCING ACTIVITIES
Net increase in deposit balances	30,977	20,782
Net decrease in other short-term borrowings	(29,191)	(25,190)
Principal borrowings on advances from Federal Home Loan Bank	25,160	17,920
Principal repayments on advances from Federal Home Loan Bank	(15,170)	(15,568)
Principal payments on financing lease liabilities	(122)	(171)
Stock options exercised	—	94
Purchases of treasury stock	(1,511)	—
Common stock dividend paid	(1,524)	(1,542)
Net cash provided by (used in) financing activities	8,619	(3,675)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,089	(4,934)
CASH AND CASH EQUIVALENTS AT JANUARY 1	14,027	22,962
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$22,116	$18,028

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank) and AmeriServ Trust and Financial Services Company (the Trust Company). The Bank is a Pennsylvania state-chartered full-service bank with 15 locations in Pennsylvania and 1 location in Maryland. The Trust Company offers a complete range of trust and financial services and administers assets valued at $2.6 billion and $2.5 billion that are not reported on the Company’s Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, respectively. Effective October 1, 2024, the Trust Company merged with and into the Bank. See Note 17 Subsequent Events for more information.

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

3.    Revenue Recognition

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 81.2% of the total gross revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of September 30, 2024 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and nine-month periods ending September 30, 2024 and 2023 (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Non-interest income:
In-scope of Topic 606
Wealth management fees	$3,050	$2,845	$9,375	$8,372
Service charges on deposit accounts	304	311	890	857
Other	525	554	1,546	1,551
Non-interest income (in-scope of Topic 606)	3,879	3,710	11,811	10,780
Non-interest income (out-of-scope of Topic 606)	324	546	1,711	2,845
Total non-interest income	$4,203	$4,256	$13,522	$13,625

4.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three-month periods ending September 30, 2024 and 2023, options to purchase 204,000 common shares, with an exercise price of $2.96 to $4.22, and options to purchase 287,500 common shares, with an exercise price of $2.96 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. For the nine-month periods ending September 30, 2024 and 2023, options to purchase 204,000 common shares, with an exercise price of $2.96 to $4.22, and options to purchase 177,000 common shares, with an exercise price of $3.32 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Numerator:
Net income	$1,183	$647	$2,712	$1,975
Denominator:
Weighted average common shares outstanding (basic)	16,519	17,147	16,897	17,142
Effect of stock options	—	—	—	4
Weighted average common shares outstanding (diluted)	16,519	17,147	16,897	17,146
Earnings per common share:
Basic	$0.07	$0.04	$0.16	$0.12
Diluted	0.07	0.04	0.16	0.12

5.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company received a $1.1 million income tax refund in the first nine months of 2024 compared to income tax payments of $500,000 in the same 2023 period. The Company made total interest payments of $23,761,000 in the first nine months of 2024 compared to $15,392,000 in the same 2023 period. The Company had non-cash transfers to other real estate owned (OREO) and repossessed assets of $1,930,000 in the first nine months of 2024 compared to no non-cash transfers in the same 2023 period. During the first nine months of 2024, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $1.1 million. During the first nine months of 2024, the Company entered into two new financing leases related to an office location and equipment and recorded right-of-use assets and lease liabilities of $298,000. The execution of these new leases was partially offset by the termination of two financing leases related to an office location and equipment which led to the write-off of $141,000 of right-of-use assets and lease liabilities during the first nine months of 2024. During the first nine months of 2023, the Company entered into a new financing lease related to an office location and recorded a right-of-use asset and lease liability of $147,000.

As a result of the adoption of ASC 326, Financial Instruments – Credit Losses (CECL), the Company had non-cash transactions during the first nine months of 2023 associated with the day one adjustments necessary to record the adoption. Specifically, the adoption of this accounting standard necessitated that a day one increase of $1.2 million be made to the allowance for credit losses on our loan portfolio. Furthermore, ASC 326 necessitated that the Company establish an allowance for expected credit losses for held to maturity (HTM) debt securities. Based upon the credit quality of the Company’s HTM debt securities portfolio, the day one allowance for credit losses on our HTM securities portfolio totaled $114,000. Finally, the adoption of CECL led to the recognition of a day one increase of $177,000 for the Company’s unfunded loan commitments.

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

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as taxable municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. Additionally, based on management judgment, certain qualitative adjustments, such as the Company’s historical loss experience and/or the issuer’s credit quality, may be applied. At September 30, 2024 and December 31, 2023, the allowance for credit losses on the held to maturity securities portfolio totaled $88,000 and $37,000, respectively.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision (recovery) for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $439,000 and $388,000 at September 30, 2024 and December 31, 2023, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status or past due over 90 days still accruing interest at September 30, 2024 and December 31, 2023. The underlying issuers continue to make timely principal and interest payments on the securities.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At September 30, 2024 and December 31, 2023, the allowance for credit losses on the available for sale securities portfolio totaled $360,000 and $926,000, respectively.

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

Accrued interest receivable on available for sale debt securities totaled $1.1 million and $988,000 at September 30, 2024 and December 31, 2023, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the Company had one available for sale debt security in non-accrual status at September 30, 2024 totaling $1.0 million with an associated allowance for credit losses of $360,000. This is compared to one available for sale debt security in non-accrual status at December 31, 2023 totaling $926,000 with an associated allowance for credit losses of $926,000. When these corporate securities were transferred to non-accrual status, interest income from investments was unfavorably impacted due to the reversal of previously recognized income. Specifically, unpaid interest on these securities which was reversed totaled $73,000 for the three- and nine-month periods ended September 30, 2024 and $17,000 for the nine-month period ended September 30, 2023.

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale (AFS):

	September 30, 2024
		GROSS	GROSS	ALLOWANCE
		UNREALIZED	UNREALIZED	FOR CREDIT	FAIR
	COST BASIS	GAINS	LOSSES	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$5,404	$—	$(547)	$—	$4,857
U.S. Agency mortgage-backed securities	103,083	307	(9,779)	—	93,611
Municipal	9,163	4	(493)	—	8,674
Corporate bonds	60,117	133	(2,441)	(360)	57,449
Total	$177,767	$444	$(13,260)	$(360)	$164,591

Investment securities held to maturity (HTM):

	September 30, 2024
		GROSS	GROSS		ALLOWANCE
		UNREALIZED	UNREALIZED	FAIR	FOR CREDIT
	COST BASIS	GAINS	LOSSES	VALUE	LOSSES

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(284)	$2,216	$—
U.S. Agency mortgage-backed securities	27,015	187	(1,649)	25,553	—
Municipal	32,521	14	(1,752)	30,783	(2)
Corporate bonds and other securities	3,415	—	(77)	3,338	(86)
Total	$65,451	$201	$(3,762)	$61,890	$(88)

Investment securities available for sale (AFS):

	December 31, 2023
		GROSS	GROSS	ALLOWANCE
		UNREALIZED	UNREALIZED	FOR CREDIT	FAIR
	COST BASIS	GAINS	LOSSES	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$6,035	$—	$(696)	$—	$5,339
U.S. Agency mortgage-backed securities	104,820	179	(11,924)	—	93,075
Municipal	11,159	1	(800)	—	10,360
Corporate bonds	62,004	46	(4,187)	(926)	56,937
Total	$184,018	$226	$(17,607)	$(926)	$165,711

Investment securities held to maturity (HTM):

	December 31, 2023
		GROSS	GROSS		ALLOWANCE
		UNREALIZED	UNREALIZED	FAIR	FOR CREDIT
	COST BASIS	GAINS	LOSSES	VALUE	LOSSES

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(379)	$2,121	$—
U.S. Agency mortgage-backed securities	24,222	49	(2,058)	22,213	—
Municipal	32,787	—	(2,797)	29,990	(2)
Corporate bonds and other securities	4,470	—	(173)	4,297	(35)
Total	$63,979	$49	$(5,407)	$58,621	$(37)

The Company sold no AFS securities during the third quarter of 2024 while the proceeds from the sale of AFS securities totaled $935,000 during the first nine months of 2024 resulting in the recognition of no gross investment security gains or losses. The Company had established an allowance for credit losses on one of the AFS securities sold during the first nine months of 2024. In accordance with ASC 326, Financial Instruments – Credit Losses, once the Company decided to sell the security (i.e. intent to sell), the security was charged down, against the allowance, to fair value therefore resulting in no gain or loss. The Company sold no AFS securities during the third quarter or first nine months of 2023.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $137,120,000 at September 30, 2024 and $135,624,000 at December 31, 2023.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of September 30, 2024, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.7% of the par value.

Contractual maturities of securities at September 30, 2024 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at September 30, 2024 was 43.7 months and was shorter than the duration at December 31, 2023 which was 49.4 months. The duration remains within our internally established guideline to not exceed 60 months which we believe was appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	September 30, 2024
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$10,170	$10,135	$3,541	$3,516
After 1 year but within 5 years	31,486	30,353	14,606	14,321
After 5 years but within 10 years	37,767	35,346	19,746	18,060
Over 10 years	98,344	88,757	27,558	25,993
Total	$177,767	$164,591	$65,451	$61,890

The following table summarizes the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2024, aggregated by security type and length of time in a continuous loss position (in thousands):

	September 30, 2024
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$—	$—	$4,857	$(547)	$4,857	$(547)
U.S. Agency mortgage-backed securities	—	—	67,990	(9,779)	67,990	(9,779)
Municipal	—	—	8,430	(493)	8,430	(493)
Corporate bonds	2,876	(46)	35,849	(2,395)	38,725	(2,441)
Total	$2,876	$(46)	$117,126	$(13,214)	$120,002	$(13,260)

At September 30, 2024, within the available for sale debt securities portfolio, the Company had four corporate bonds that have been in a gross unrealized loss position for less than 12 months with depreciation of 1.6% from its amortized cost basis. Additionally, at September 30, 2024, within the available for sale debt securities portfolio, the Company had six U.S. Agency, 130 U.S. Agency mortgage-backed securities, 26 municipal, and 74 corporate bonds that have been in a gross unrealized loss position for greater than 12 months with depreciation of 10.1% from its amortized cost basis.

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

The following tables present the activity in the allowance for credit losses on available for sale debt securities by major security type for the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three months ended September 30, 2024
	Balance at June 30, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2024
Corporate bonds	$360	$—	$—	$—	$360
Total	$360	$—	$—	$—	$360

	Three months ended September 30, 2023
	Balance at June 30, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2023
Corporate bonds	$926	$—	$—	$—	$926
Total	$926	$—	$—	$—	$926

	Nine months ended September 30, 2024
	Balance at December 31, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2024
Corporate bonds	$926	$(491)	$—	$(75)	$360
Total	$926	$(491)	$—	$(75)	$360

	Nine months ended September 30, 2023
	Balance at December 31, 2022	Impact of Adopting ASC 326	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2023
Corporate bonds	$—	$—	$—	$—	$926	$926
Total	$—	$—	$—	$—	$926	$926

The Company did not record a provision for credit losses on available for sale debt securities during the third quarter of 2024 and 2023. For the nine months of 2024, the Company recognized a $75,000 provision for credit losses recovery on available for sale debt securities after recognizing $926,000 of provision expense in the first nine months of 2023. During 2023, the recognition of the provision expense resulted from a subordinated debt investment issued by Signature Bank which was closed by banking regulators on March 12, 2023. The security was successfully sold during the first quarter of 2024 which resulted in a charge-off of $491,000 and recognition of a provision for credit losses recovery of $435,000. This recovery was partially offset by the establishment of a $360,000 allowance for credit losses on a corporate AFS security deemed to be credit impaired.

The following tables present the activity in the allowance for credit losses on held to maturity debt securities by major security type for the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three months ended September 30, 2024
	Balance at June 30, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2024
U.S. Agency	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—
Municipal	2	—	—	—	2
Corporate bonds and other securities	98	—	—	(12)	86
Total	$100	$—	$—	$(12)	$88

	Three months ended September 30, 2023
	Balance at June 30, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2023
U.S. Agency	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—
Municipal	2	—	—	—	2
Corporate bonds and other securities	107	—	—	(77)	30
Total	$109	$—	$—	$(77)	$32

	Nine months ended September 30, 2024
	Balance at December 31, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2024
U.S. Agency	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—
Municipal	2	—	—	—	2
Corporate bonds and other securities	35	—	—	51	86
Total	$37	$—	$—	$51	$88

	Nine months ended September 30, 2023
	Balance at December 31, 2022	Impact of Adopting ASC 326	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2023
U.S. Agency	$—	$—	$—	$—	$—	$—
U.S. Agency mortgage-backed securities	—	—	—	—	—	—
Municipal	—	3	—	—	(1)	2
Corporate bonds and other securities	—	111	—	—	(81)	30
Total	$—	$114	$—	$—	$(82)	$32

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

Maintaining investment quality is a primary objective of the Company’s Investment Policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of A. The Company monitors the credit ratings of its debt securities on a quarterly basis. At September 30, 2024, 57.2% of the total investment securities portfolio was rated AAA as compared to 55.9% at December 31, 2023. Approximately 14.5% of the total investment securities portfolio was either rated below A or unrated at September 30, 2024 as compared to 15.1% at December 31, 2023.

Specifically, the following table summarizes the amortized cost of held to maturity debt securities at September 30, 2024, aggregated by credit quality indicator (in thousands).

	September 30, 2024
	Credit Rating
	AAA/AA/A	BBB/BB/B	Unrated	Total
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	27,015	—	—	27,015
Municipal	32,521	—	—	32,521
Corporate bonds and other securities	2,000	—	1,415	3,415
Total	$64,036	$—	$1,415	$65,451

7.    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. As of September 30, 2024 and December 31, 2023, accrued interest receivable on loans totaled $4.3 million and $4.2 million, respectively, which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Loan origination and commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan.

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

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Commercial:
Commercial real estate (owner occupied) (1)	$80,511	$89,147
Other commercial and industrial	139,758	159,424
Commercial real estate (non-owner occupied):
Retail (1)	168,676	161,961
Multi-family (1)	123,369	110,008
Other (1)	241,519	240,286
Residential mortgages (1)	179,297	174,670
Consumer	106,508	102,775
Loans, net of unearned income	$1,039,638	$1,038,271
(1)	Real estate construction loans constituted 3.1% and 3.4% of the Company’s total loans, net of unearned income as of September 30, 2024 and December 31, 2023, respectively.

Loan balances at September 30, 2024 and December 31, 2023 are net of unearned income of $496,000 and $483,000, respectively.

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

The following tables summarize the rollforward of the allowance for credit losses by loan portfolio segment for the three- and nine-month periods ending September 30, 2024 and 2023 (in thousands).

	Three months ended September 30, 2024
	Balance at	Charge-		Provision	Balance at
	June 30, 2024	Offs	Recoveries	(Recovery)	September 30, 2024
Commercial real estate (owner occupied)	$371	$—	$6	$55	$432
Other commercial and industrial	2,678	(132)	12	(120)	2,438
Commercial real estate (non-owner occupied) - retail	3,519	—	—	(68)	3,451
Commercial real estate (non-owner occupied) - multi-family	1,370	—	—	53	1,423
Other commercial real estate (non-owner occupied)	4,665	—	3	(27)	4,641
Residential mortgages	852	—	2	(2)	852
Consumer	1,156	(72)	25	74	1,183
Total	$14,611	$(204)	$48	$(35)	$14,420

	Three months ended September 30, 2023
	Balance at	Charge-		Provision	Balance at
	June 30, 2023	Offs	Recoveries	(Recovery)	September 30, 2023
Commercial real estate (owner occupied)	$1,517	$—	$6	$21	$1,544
Other commercial and industrial	2,849	(75)	—	(30)	2,744
Commercial real estate (non-owner occupied) - retail	1,477	—	—	49	1,526
Commercial real estate (non-owner occupied) - multi-family	1,145	—	2	28	1,175
Other commercial real estate (non-owner occupied)	3,087	—	4	92	3,183
Residential mortgages	1,037	(54)	9	35	1,027
Consumer	1,109	(41)	23	23	1,114
Total	$12,221	$(170)	$44	$218	$12,313

	Nine months ended September 30, 2024
	Balance at	Charge-		Provision	Balance at
	December 31, 2023	Offs	Recoveries	(Recovery)	September 30, 2024
Commercial real estate (owner occupied)	$1,529	$—	$18	$(1,115)	$432
Other commercial and industrial	3,030	(424)	33	(201)	2,438
Commercial real estate (non-owner occupied) - retail	3,488	—	—	(37)	3,451
Commercial real estate (non-owner occupied) - multi-family	1,430	—	3	(10)	1,423
Other commercial real estate (non-owner occupied)	3,428	—	8	1,205	4,641
Residential mortgages	1,021	—	5	(174)	852
Consumer	1,127	(196)	65	187	1,183
Total	$15,053	$(620)	$132	$(145)	$14,420

	Nine months ended September 30, 2023
	Balance at	Impact of Adopting	Charge-		Provision	Balance at
	December 31, 2022	ASC 326	Offs	Recoveries	(Recovery)	September 30, 2023
Commercial real estate (owner occupied)	$—	$1,380	$—	$18	$146	$1,544
Other commercial and industrial	—	2,908	(75)	2	(91)	2,744
Commercial real estate (non-owner occupied) - retail	—	1,432	—	—	94	1,526
Commercial real estate (non-owner occupied) - multi-family	—	1,226	—	5	(56)	1,175
Other commercial real estate (non-owner occupied)	5,972	(2,776)	—	11	(24)	3,183
Commercial (owner occupied real estate and other)	2,653	(2,653)	—	—	—	—
Residential mortgages	1,380	(355)	(54)	12	44	1,027
Consumer	85	695	(210)	104	440	1,114
Allocation for general risk	653	(653)	—	—	—	—
Total	$10,743	$1,204	$(339)	$152	$553	$12,313

The Company recorded a $35,000 provision for credit losses recovery for loans in the third quarter of 2024 as compared to a $218,000 provision for credit losses expense in the third quarter of 2023. The provision recovery in the third quarter of 2024 primarily reflects minimal loan growth as well as improved historical loss rates since June 30, 2024. For the nine months of 2024, the Company recognized a $145,000 provision for credit losses recovery for loans after recognizing $553,000 of provision expense in the first nine months of 2023, representing a $698,000 favorable shift between years. The provision for credit losses recovery for the nine-month timeframe of 2024 was the result of a favorable adjustment to the historical loss and qualitative factors used to calculate the allowance for credit losses in accordance with CECL. The allowance for loan credit losses at September 30, 2024 is $2.1 million, or 17.1%, higher than the allowance for loan credit losses at September 30, 2023. The increase since last year’s third quarter end was due to the Company strengthening its allowance for loan credit losses during the fourth quarter of 2023.

Non-performing assets from the loan portfolio, which are discussed in detail below, decreased from $12.4 million at December 31, 2023 to $11.7 million at September 30, 2024 primarily due to a reduction in non-accrual commercial real estate and residential mortgage loans. Non-performing assets from the loan portfolio were at 1.12% of total loans as of September 30, 2024. During the first nine months of 2024, the Company experienced net loan charge-offs of $488,000, or 0.06% of total average loans, compared to net charge-offs of $187,000, or 0.03% of total average loans, in the first nine months of 2023. In summary, the allowance for credit losses on the loan portfolio provided 147% coverage of non-performing loans, and 1.39% of total loans, at September 30, 2024 compared to 122% coverage of non-performing loans, and 1.45% of total loans, at December 31, 2023.

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

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 47% of the third quarter of 2024 general reserve represented qualitative adjustment with 53% representing quantitative reserve.

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

The following tables summarize the loan portfolio and allowance for credit losses (in thousands).

	At September 30, 2024
	Commercial real estate (owner occupied)	Other commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$158	$1,477	$—	$—	$10,411	$513	$11	$12,570
Collectively evaluated	80,353	138,281	168,676	123,369	231,108	178,784	106,497	1,027,068
Total loans	$80,511	$139,758	$168,676	$123,369	$241,519	$179,297	$106,508	$1,039,638
Allowance for credit losses:
Specific reserve allocation	$—	$277	$—	$—	$1,582	$—	$—	$1,859
General reserve allocation	432	2,161	3,451	1,423	3,059	852	1,183	12,561
Total allowance for credit losses	$432	$2,438	$3,451	$1,423	$4,641	$852	$1,183	$14,420

	At December 31, 2023
	Commercial real estate (owner occupied)	Other commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$187	$1,694	$—	$—	$8,780	$173	$—	$10,834
Collectively evaluated	88,960	157,730	161,961	110,008	231,506	174,497	102,775	1,027,437
Total loans	$89,147	$159,424	$161,961	$110,008	$240,286	$174,670	$102,775	$1,038,271
Allowance for credit losses:
Specific reserve allocation	$—	$414	$—	$—	$—	$—	$—	$414
General reserve allocation	1,529	2,616	3,488	1,430	3,428	1,021	1,127	14,639
Total allowance for credit losses	$1,529	$3,030	$3,488	$1,430	$3,428	$1,021	$1,127	$15,053

The following tables present the amortized cost basis of collateral-dependent loans by class of loans (in thousands).

Collateral Type
September 30, 2024	Real Estate
Commercial:
Commercial real estate (owner occupied)	$158
Commercial real estate (non-owner occupied):
Other	10,411
Residential mortgages	513
Consumer	11
Total	$11,093

Collateral Type
December 31, 2023	Real Estate
Commercial:
Commercial real estate (owner occupied)	$187
Commercial real estate (non-owner occupied):
Other	8,780
Residential mortgages	173
Total	$9,140

Non-Performing Assets from the Loan Portfolio

Non-performing assets from the loan portfolio are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments, and (iii) other real estate owned (OREO – real estate acquired through foreclosure and in-substance foreclosures) and repossessed assets.

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

	At September 30, 2024
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due over 90 days still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$158	$—	$158	$—	$—	$158
Other commercial and industrial	—	1,477	1,477	—	263	1,740
Commercial real estate (non-owner occupied) - retail	—	—	—	—	—	—
Commercial real estate (non-owner occupied) - multi-family	—	—	—	—	—	—
Other commercial real estate (non-owner occupied)	6,849	—	6,849	—	1,476	8,325
Residential mortgages	513	75	588	12	15	615
Consumer	11	724	735	—	96	831
Total	$7,531	$2,276	$9,807	$12	$1,850	$11,669

	At December 31, 2023
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due over 90 days still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$187	$—	$187	$—	$—	$187
Other commercial and industrial	—	1,694	1,694	211	—	1,905
Commercial real estate (non-owner occupied) - retail	—	—	—	—	—	—
Commercial real estate (non-owner occupied) - multi-family	—	—	—	—	—	—
Other commercial real estate (non-owner occupied)	8,780	—	8,780	—	—	8,780
Residential mortgages	173	545	718	—	15	733
Consumer	—	788	788	—	—	788
Total	$9,140	$3,027	$12,167	$211	$15	$12,393

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

	At September 30, 2024
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2024	2023	2022	2021	2020	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$3,944	$17,674	$6,105	$8,752	$10,836	$27,617	$383	$881	$76,192
Special Mention	—	—	—	3,667	—	—	—	—	3,667
Substandard	47	—	—	—	—	605	—	—	652
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,991	$17,674	$6,105	$12,419	$10,836	$28,222	$383	$881	$80,511
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial
Pass	$10,278	$20,124	$22,597	$7,951	$4,878	$20,559	$48,051	$—	$134,438
Special Mention	—	—	—	1,808	—	473	1,000	—	3,281
Substandard	—	—	418	—	—	1,441	180	—	2,039
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,278	$20,124	$23,015	$9,759	$4,878	$22,473	$49,231	$—	$139,758
Current period gross charge-offs	$—	$—	$424	$—	$—	$—	$—	$—	$424
Commercial real estate (non-owner occupied) - retail
Pass	$12,928	$39,137	$21,155	$32,227	$22,520	$39,423	$978	$—	$168,368
Special Mention	—	—	308	—	—	—	—	—	308
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$12,928	$39,137	$21,463	$32,227	$22,520	$39,423	$978	$—	$168,676
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$17,567	$27,106	$16,515	$16,951	$11,618	$30,938	$375	$—	$121,070
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	928	1,371	—	—	2,299
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,567	$27,106	$16,515	$16,951	$12,546	$32,309	$375	$—	$123,369
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$25,729	$31,043	$36,795	$43,339	$16,382	$65,932	$5,819	$—	$225,039
Special Mention	—	—	—	—	—	3,561	—	—	3,561
Substandard	—	—	625	199	—	12,095	—	—	12,919
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,729	$31,043	$37,420	$43,538	$16,382	$81,588	$5,819	$—	$241,519
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by risk rating
Pass	$70,446	$135,084	$103,167	$109,220	$66,234	$184,469	$55,606	$881	$725,107
Special Mention	—	—	308	5,475	—	4,034	1,000	—	10,817
Substandard	47	—	1,043	199	928	15,512	180	—	17,909
Doubtful	—	—	—	—	—	—	—	—	—
Total	$70,493	$135,084	$104,518	$114,894	$67,162	$204,015	$56,786	$881	$753,833
Current period gross charge-offs	$—	$—	$424	$—	$—	$—	$—	$—	$424

	At December 31, 2023
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2023	2022	2021	2020	2019	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$17,801	$6,750	$15,067	$8,415	$10,322	$26,538	$351	$—	$85,244
Special Mention	—	—	464	—	2,252	—	923	—	3,639
Substandard	—	—	—	—	—	264	—	—	264
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,801	$6,750	$15,531	$8,415	$12,574	$26,802	$1,274	$—	$89,147
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial
Pass	$22,662	$34,816	$12,767	$5,831	$4,912	$19,587	$56,391	$70	$157,036
Special Mention	—	—	127	—	—	—	—	—	127
Substandard	—	619	—	—	—	1,578	64	—	2,261
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,662	$35,435	$12,894	$5,831	$4,912	$21,165	$56,455	$70	$159,424
Current period gross charge-offs	$—	$75	$—	$—	$—	$405	$—	$—	$480
Commercial real estate (non-owner occupied) - retail
Pass	$35,545	$23,368	$33,110	$23,146	$9,226	$35,102	$983	$—	$160,480
Special Mention	—	314	—	—	—	1,167	—	—	1,481
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$35,545	$23,682	$33,110	$23,146	$9,226	$36,269	$983	$—	$161,961
Current period gross charge-offs	$—	$—	$—	$—	$—	$2,028	$—	$—	$2,028
Commercial real estate (non-owner occupied) - multi-family
Pass	$22,620	$16,767	$16,622	$12,041	$9,638	$28,632	$1,321	$—	$107,641
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	966	1,278	123	—	—	2,367
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,620	$16,767	$16,622	$13,007	$10,916	$28,755	$1,321	$—	$110,008
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$29,591	$36,398	$48,267	$20,168	$23,025	$54,792	$5,670	$—	$217,911
Special Mention	—	—	—	—	—	3,777	—	—	3,777
Substandard	—	1,043	—	—	6,243	11,113	—	199	18,598
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,591	$37,441	$48,267	$20,168	$29,268	$69,682	$5,670	$199	$240,286
Current period gross charge-offs	$—	$—	$—	$—	$804	$—	$—	$—	$804
Total by risk rating
Pass	$128,219	$118,099	$125,833	$69,601	$57,123	$164,651	$64,716	$70	$728,312
Special Mention	—	314	591	—	2,252	4,944	923	—	9,024
Substandard	—	1,662	—	966	7,521	13,078	64	199	23,490
Doubtful	—	—	—	—	—	—	—	—	—
Total	$128,219	$120,075	$126,424	$70,567	$66,896	$182,673	$65,703	$269	$760,826
Current period gross charge-offs	$—	$75	$—	$—	$804	$2,433	$—	$—	$3,312

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

	At September 30, 2024
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2024	2023	2022	2021	2020	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$11,697	$15,592	$10,618	$58,614	$42,342	$39,834	$—	$—	$178,697
Non-performing	—	—	—	—	—	600	—	—	600
Total	$11,697	$15,592	$10,618	$58,614	$42,342	$40,434	$—	$—	$179,297
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$8,783	$11,985	$17,657	$8,057	$2,660	$4,630	$51,343	$658	$105,773
Non-performing	—	31	—	—	62	380	262	—	735
Total	$8,783	$12,016	$17,657	$8,057	$2,722	$5,010	$51,605	$658	$106,508
Current period gross charge-offs	$2	$2	$21	$19	$12	$140	$—	$—	$196
Total by payment performance
Performing	$20,480	$27,577	$28,275	$66,671	$45,002	$44,464	$51,343	$658	$284,470
Non-performing	—	31	—	—	62	980	262	—	1,335
Total	$20,480	$27,608	$28,275	$66,671	$45,064	$45,444	$51,605	$658	$285,805
Current period gross charge-offs	$2	$2	$21	$19	$12	$140	$—	$—	$196

	At December 31, 2023
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2023	2022	2021	2020	2019	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$14,576	$11,620	$61,172	$44,049	$7,092	$35,443	$—	$—	$173,952
Non-performing	—	—	—	—	—	718	—	—	718
Total	$14,576	$11,620	$61,172	$44,049	$7,092	$36,161	$—	$—	$174,670
Current period gross charge-offs	$—	$—	$—	$—	$—	$54	$—	$—	$54
Consumer
Performing	$13,890	$20,430	$9,782	$3,190	$1,169	$4,515	$48,344	$667	$101,987
Non-performing	15	—	—	73	42	280	157	221	788
Total	$13,905	$20,430	$9,782	$3,263	$1,211	$4,795	$48,501	$888	$102,775
Current period gross charge-offs	$9	$35	$43	$7	$8	$173	$—	$—	$275
Total by payment performance
Performing	$28,466	$32,050	$70,954	$47,239	$8,261	$39,958	$48,344	$667	$275,939
Non-performing	15	—	—	73	42	998	157	221	1,506
Total	$28,481	$32,050	$70,954	$47,312	$8,303	$40,956	$48,501	$888	$277,445
Current period gross charge-offs	$9	$35	$43	$7	$8	$227	$—	$—	$329

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At September 30, 2024

		30 – 59	60 – 89
		DAYS	DAYS	90+ DAYS	TOTAL	NON-	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	ACCRUAL	LOANS

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$80,353	$—	$—	$—	$—	$158	$80,511
Other commercial and industrial	137,637	644	—	—	644	1,477	139,758
Commercial real estate (non-owner occupied) - retail	168,676	—	—	—	—	—	168,676
Commercial real estate (non-owner occupied) - multi-family	123,369	—	—	—	—	—	123,369
Other commercial real estate (non-owner occupied)	230,923	185	3,562	—	3,747	6,849	241,519
Residential mortgages	178,427	250	20	12	282	588	179,297
Consumer	105,025	733	15	—	748	735	106,508
Total	$1,024,410	$1,812	$3,597	$12	$5,421	$9,807	$1,039,638

	At December 31, 2023

		30 – 59	60 – 89
		DAYS	DAYS	90+ DAYS	TOTAL	NON-	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	ACCRUAL	LOANS

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$88,960	$—	$—	$—	$—	$187	$89,147
Other commercial and industrial	156,971	526	22	211	759	1,694	159,424
Commercial real estate (non-owner occupied) - retail	161,961	—	—	—	—	—	161,961
Commercial real estate (non-owner occupied) - multi-family	110,008	—	—	—	—	—	110,008
Other commercial real estate (non-owner occupied)	231,506	—	—	—	—	8,780	240,286
Residential mortgages	173,497	437	18	—	455	718	174,670
Consumer	101,383	604	—	—	604	788	102,775
Total	$1,024,286	$1,567	$40	$211	$1,818	$12,167	$1,038,271

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

The following tables summarize the amortized cost basis of loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three and nine months ended September 30, 2024
	Payment Delay
	Amortized Cost Basis	% of Total Class of Loans
Commercial real estate (owner occupied)	$158	0.20%
Total	$158

	Combination - Term Extension and Payment Delay
	Amortized Cost Basis	% of Total Class of Loans
Other commercial and industrial	$154	0.11%
Total	$154

As of September 30, 2024, the modified loans described in the table above were current as to payments.

The Company had no loans modified to borrowers experiencing financial difficulty during the three months ended September 30, 2023.

	Nine months ended September 30, 2023
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Other commercial and industrial	$417	0.29%
Total	$417

	Combination - Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Other commercial real estate (non-owner occupied)	$7,047	3.07%
Total	$7,047

At September 30, 2024 and 2023, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023.

Three and nine months ended September 30, 2024
Payment Delay
Loan Type	Financial Effect
Commercial real estate (owner occupied)	Provided 60 months of additional amortization period to lower borrower's monthly payment.

Combination - Term Extension and Payment Delay
Loan Type	Financial Effect
Other commercial and industrial

During the first and second quarters of 2024, provided a maturity date extension of ninety days and modified seasonal principal and interest payments to interest only until maturity. During the third quarter of 2024, provided the same borrower an additional maturity date extension of ninety days with continued interest only payments.

Nine months ended September 30, 2023
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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The other commercial real estate (non-owner occupied) loan modified during the second quarter of 2023 was in non-accrual status and significantly past due as of September 30, 2024. The loan is secured by a mixed use (retail/office) property located within the City of Pittsburgh, but not in the downtown central business district. The loan was considered in default and the Company initiated formal foreclosure procedures on the property during the second quarter of 2024. The Company had no loans which were modified to borrowers experiencing financial difficulty which subsequently defaulted during the three and nine months ended September 30, 2023.

9.  Short-Term Borrowings and Advances from Federal Home Loan Bank

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At September 30, 2024
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$11,760	5.18%
FHLB Advances	2024	2,037	3.29
	2025	8,400	4.88
	2026	17,270	4.27
	2027	15,100	4.23
	2028	11,745	4.46
Total FHLB advances		54,552	4.36
Total short-term and FHLB borrowings		$66,312	4.50%

	At December 31, 2023
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$40,951	5.68%
FHLB Advances	2024	7,947	3.23
	2025	2,000	4.43
	2026	12,920	4.29
	2027	10,950	4.33
	2028	10,745	4.50
Total FHLB advances		44,562	4.17
Total short-term and FHLB borrowings		$85,513	4.89%

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

10.  Accumulated Other Comprehensive Loss

The following tables present the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30, 2024				Three months ended September 30, 2023
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(14,090)	$349	$(3,848)	$(17,589)	$(17,049)	$261	$(7,582)	$(24,370)
Other comprehensive income (loss) before reclassifications	3,966	(724)	726	3,968	(2,700)	443	(23)	(2,280)
Amounts reclassified from accumulated other comprehensive loss	—	(162)	27	(135)	—	(127)	23	(104)
Net current period other comprehensive income (loss)	3,966	(886)	753	3,833	(2,700)	316	—	(2,384)
Ending balance	$(10,124)	$(537)	$(3,095)	$(13,756)	$(19,749)	$577	$(7,582)	$(26,754)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

	Nine months ended September 30, 2024				Nine months ended September 30, 2023
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(13,730)	$(352)	$(5,894)	$(19,976)	$(14,938)	$—	$(7,582)	$(22,520)
Other comprehensive income (loss) before reclassifications	3,606	292	2,475	6,373	(4,811)	798	(23)	(4,036)
Amounts reclassified from accumulated other comprehensive loss	—	(477)	324	(153)	—	(221)	23	(198)
Net current period other comprehensive income (loss)	3,606	(185)	2,799	6,220	(4,811)	577	—	(4,234)
Ending balance	$(10,124)	$(537)	$(3,095)	$(13,756)	$(19,749)	$577	$(7,582)	$(26,754)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following tables present the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	September 30, 2024	September 30, 2023	statement of operations
Interest rate hedge
	$(205)	$(161)	Interest expense - Deposits
	43	34	Provision for income taxes
	$(162)	$(127)
Amortization of estimated defined benefit pension plan loss(2)
	$34	$29	Other expense
	(7)	(6)	Provision for income taxes
	$27	$23
Total reclassifications for the period	$(135)	$(104)

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the nine	For the nine
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	September 30, 2024	September 30, 2023	statement of operations
Interest rate hedge
	$(604)	$(280)	Interest expense - Deposits
	127	59	Provision for income taxes
	$(477)	$(221)
Amortization of estimated defined benefit pension plan loss(2)
	$410	$29	Other expense
	(86)	(6)	Provision for income taxes
	$324	$23
Total reclassifications for the period	$(153)	$(198)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2024, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At September 30, 2024
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$149,354	12.87%	$136,017	11.76%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	108,245	9.33	121,548	10.51	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	108,245	9.33	121,548	10.51	6.00	8.00
Tier 1 Capital (To Average Assets)	108,245	7.75	121,548	8.77	4.00	5.00

	At December 31, 2023
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$149,596	13.03%	$135,196	11.82%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	108,541	9.46	120,874	10.57	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	108,541	9.46	120,874	10.57	6.00	8.00
Tier 1 Capital (To Average Assets)	108,541	7.80	120,874	8.78	4.00	5.00

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

The following table summarizes the interest rate swap transactions that impacted the Company’s first nine months of 2024 and 2023 performance (in thousands, except percentages).

	At September 30, 2024
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	INCOME
Swap assets	N/A	$67,135	7.67%	Monthly	$1,573
Swap liabilities	N/A	(67,135)	(7.67)	Monthly	(1,573)
Net exposure		$—	—%		$—

	At September 30, 2023
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	INCOME
Swap assets	N/A	$64,564	7.39%	Monthly	$1,514
Swap liabilities	N/A	(64,564)	(7.39)	Monthly	(1,514)
Net exposure		$—	—%		$—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPAs can be found in Note 16. The notional amount of the risk participation agreements outstanding at September 30, 2024 and December 31, 2023 was $4.9 million and $6.8 million, respectively.

Interest Rate Hedges

The Company has entered into interest rate swaps with a total notional value of $70 million and $60 million as of September 30, 2024 and 2023, respectively, in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. The hedge transactions allow the Company to add stability to interest expense and manage its exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in accumulated other comprehensive loss (within Shareholders’ Equity), net of tax, with a corresponding offset within other assets or other liabilities. Disclosures related to the fair value of the interest rate hedges can be found in Note 16. Amounts recorded in accumulated other comprehensive loss for the effective portion of changes in the fair value are subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended September 30, 2024 and 2023.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the three months ended September 30, 2024 and 2023, the Company had $205,000 and $161,000 of gains, respectively, which resulted in a decrease in interest expense. During the nine months ended September 30, 2024 and 2023, the Company had $604,000 and $280,000 of gains, respectively, which resulted in a decrease in interest expense. In the twelve months that follow September 30, 2024, the Company estimates that approximately $463,000 will be reclassified as a decrease to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates. As of September 30, 2024, the maximum remaining length of time over which forecasted transactions are hedged is approximately two and a quarter years with all hedge transactions terminating by December 2026.

The following table summarizes the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three months ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$(1,122)	Interest expense - Deposits	$(205)
Total	$(1,122)		$(205)

	Three months ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$400	Interest expense - Deposits	$(161)
Total	$400		$(161)

	Nine months ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$(235)	Interest expense - Deposits	$(604)
Total	$(235)		$(604)

	Nine months ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$733	Interest expense - Deposits	$(280)
Total	$733		$(280)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at September 30, 2024 and 2023.

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

The contribution of the major business segments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2024		September 30, 2024
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$14,344	$4,499	$43,261	$13,484
Wealth management	3,049	673	9,373	2,132
Investment/Parent	(4,303)	(3,989)	(12,603)	(12,904)
Total	$13,090	$1,183	$40,031	$2,712

	Three months ended		Nine months ended
	September 30, 2023		September 30, 2023
	Total revenue	Net income (loss)	Total revenue	Net income (loss)
Community banking	$14,285	$4,340	$41,314	$12,165
Wealth management	2,845	487	8,383	907
Investment/Parent	(4,075)	(4,180)	(8,641)	(11,097)
Total	$13,055	$647	$41,056	$1,975

14.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $250.1 million and $236.6 million along with standby letters of credit of $8.9 million and $8.2 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision (recovery) for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded a provision for credit losses recovery on unfunded commitments for the three and nine months ended September 30, 2024 of $4,000 while a provision for credit losses expense of $48,000 and $14,000 was recorded for the three and nine months ended September 30, 2023, respectively. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $936,000 at September 30, 2024 compared to $940,000 at December 31, 2023.

Additionally, the Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities and corporate bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$211	$327	$628	$841
Interest cost	369	514	1,173	1,384
Expected return on plan assets	(1,051)	(1,124)	(3,119)	(3,192)
Amortization of net loss	—	29	—	29
Settlement charge	34	—	410	—
Net periodic pension benefit	$(437)	$(254)	$(908)	$(938)

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The Company recognized a $34,000 and $410,000 settlement charge in connection with its defined benefit pension plan in the third quarter and first nine months of 2024, respectively, while no such charge was recognized in the same periods of 2023. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year. It is important to note that since the retired employees have chosen to take lump sum payments, these individuals are no longer included in the pension plan. Therefore, the Company’s basic annual pension expense is expected to be lower in the future. This was evident in 2023 and so far in 2024 as the Company has recognized a net periodic pension benefit in both years.

The accrued pension obligation, which had a positive (debit) balance of $29.1 million and $24.7 million, was reclassified to other assets on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively. The balance of the accrued pension obligation continues to be a positive value as a result of Company contributions to the plan and the revaluation of the obligation.

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

The fair values of the simultaneous interest rate swaps, the interest rate hedge used for interest rate risk management, and the risk participation agreements associated with certain commercial real estate loans are based on an external derivative valuation model using data inputs from similar transactions as of the valuation date and classified Level 2.

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at September 30, 2024
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$346	$346	$—	$—
Available for sale securities:
U.S. Agency	4,857	—	4,857	—
U.S. Agency mortgage-backed securities	93,611	—	93,611	—
Municipal	8,674	—	8,674	—
Corporate bonds	57,449	—	57,449	—
Interest rate swap asset (1)	2,727	—	2,727	—
Interest rate swap liability (2)	(2,787)	—	(2,787)	—
Interest rate hedge (2)	(679)	—	(679)	—
Risk participation agreement (2)	(422)	—	(422)	—

	Fair Value Measurements at December 31, 2023
	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Equity securities (1)	$499	$499	$—	$—
Available for sale securities:
U.S. Agency	5,339	—	5,339	—
U.S. Agency mortgage-backed securities	93,075	—	93,075	—
Municipal	10,360	—	10,360	—
Corporate bonds	56,937	—	56,937	—
Interest rate swap asset (1)	4,582	—	4,582	—
Interest rate swap liability (2)	(4,665)	—	(4,665)	—
Interest rate hedge (2)	(446)	—	(446)	—
Risk participation agreement (2)	(410)	—	(410)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At September 30, 2024, individually evaluated loans using the collateral method with a carrying value of $3.6 million were reduced by a specific valuation allowance totaling $1.6 million resulting in a net fair value of $2.0 million. At December 31, 2023, the Company had no individually evaluated loans using the collateral method which were carried at fair value.

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

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
September 30, 2024	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Individually evaluated loans	$1,980	$—	$—	$1,980
Other real estate owned and repossessed assets	1,850	—	—	1,850

	Fair Value Measurements
December 31, 2023	TOTAL	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)
Other real estate owned and repossessed assets	$15	$—	$—	$15

	Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
September 30, 2024	Fair Value	Techniques	Input	Range (Wgtd Avg)
Individually evaluated loans	$1,980	Appraisal of collateral (1)	Appraisal adjustments (2)	10% (10%)
Other real estate owned and repossessed assets	1,850	Appraisal of collateral (1)	Appraisal adjustments (2)	18% to 76% (26%)
			Liquidation expenses	0% to 33% (4%)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2023	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$15	Appraisal of collateral (1)	Appraisal adjustments (2)	63% (63%)
			Liquidation expenses	33% (33%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on U.S. GAAP measurements and recorded carrying values at September 30, 2024 and December 31, 2023 for the remaining financial instruments not required to be reported at fair value were as follows:

	September 30, 2024
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$65,451	$61,890	$—	$60,959	$931
Loans held for sale	783	803	803	—	—
Loans, net of allowance for credit losses and unearned income	1,025,218	972,404	—	—	972,404
FINANCIAL LIABILITIES:
Deposits with stated maturities	337,468	337,198	—	—	337,198
All other borrowings (1)	81,268	80,878	—	—	80,878

	December 31, 2023
	Carrying
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$63,979	$58,621	$—	$56,769	$1,852
Loans held for sale	130	132	132	—	—
Loans, net of allowance for credit losses and unearned income	1,023,218	950,402	—	—	950,402
FINANCIAL LIABILITIES:
Deposits with stated maturities	322,477	321,660	—	—	321,660
All other borrowings (1)	71,247	70,061	—	—	70,061
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

17.  Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited consolidated balance sheet date up to the date that the unaudited consolidated financial statements were issued. Based upon this review, one subsequent event was identified that requires disclosure.

Effective October 1, 2024, the two wholly owned subsidiaries of the Company, AmeriServ Financial Bank (the Bank) and AmeriServ Trust and Financial Services Company (the Trust Company), completed a merger. Specifically, the Trust Company merged with and into the Bank. The former Trust Company now functions as a division of the Bank with all property, obligations, and capital being transferred to the Bank. Assets and capital totaling $6.5 million were transferred from the former Trust Company to the Bank as a result of the merger which will favorably impact the Bank’s regulatory capital ratios in future periods. A new division of the Bank relating to the Trust Company’s operations, named AmeriServ Wealth and Capital Management, was formed on such date. On the same day, West Chester Capital Advisors, the SEC-registered investment advisor subsidiary of the Bank, changed its name to AmeriServ Wealth Advisors.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

THREE MONTHS ENDED SEPTEMBER 30, 2024 VS. THREE MONTHS ENDED SEPTEMBER 30, 2023

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2024	September 30, 2023
Net income	$1,183	$647
Diluted earnings per share	0.07	0.04
Return on average assets (annualized)	0.34%	0.19%
Return on average equity (annualized)	4.51%	2.49%

The Company reported third quarter 2024 net income of $1,183,000, or $0.07 per diluted common share. This earnings performance represented a $536,000, or 82.8%, increase from the third quarter of 2023 when net income totaled $647,000, or $0.04 per diluted common share. The Company’s community banking business continued to benefit from diversified revenue streams, with another quarter of strong revenue and profit contribution from our wealth management business. In addition, for the third quarter of 2024, earnings improvement was driven by the favorable comparison in the provision for credit losses and non-interest expense.

…..NET INTEREST INCOME AND MARGIN…..The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company’s net interest income performance for the third quarter of 2024 to the third quarter of 2023 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	September 30, 2024	September 30, 2023	Change	% Change
Interest income	$16,708	$15,439	$1,269	8.2%
Interest expense	7,821	6,640	1,181	17.8
Net interest income	$8,887	$8,799	$88	1.0
Net interest margin	2.71%	2.76%	(0.05)%	N/M

N/M – not meaningful

The Company's net interest income in the third quarter of 2024 increased by $88,000, or 1.0%, from the prior year's third quarter while the net interest margin of 2.71% for the third quarter of 2024 represents a five-basis point decrease from the third quarter of 2023. The decrease reflects net interest margin compression which has been prevalent in the banking industry since the Federal Reserve began tightening monetary policy in an effort to control inflation. Additionally, contributing to net interest margin compression was the inverted U.S. Treasury yield curve. While the Company’s net interest margin percentage in the third quarter of 2024 compares unfavorably to last year’s third quarter, it did demonstrate relative stability so far in 2024 and was eight-basis points higher than the fourth quarter of 2023.

Total average loans in the third quarter of 2024 were higher than the 2023 third quarter average by $38.9 million, or 3.9%. During the third quarter of 2024, new loan originations slightly exceeded payoff activity and resulted in total loan volumes, on an end of period basis, increasing since June 30, 2024. Overall, total loans continue to be above the $1.0 billion threshold averaging $1.033 billion for the 2024 third quarter. The higher interest rate environment along with the higher average total loans outstanding resulted in total loan interest and fee income improving by $1.1 million, or 8.7%, for the third quarter of 2024 when compared to the third quarter of 2023.

Total investment securities averaged $254.6 million for the third quarter of 2024, which is $5.6 million, or 2.2%, lower than the $260.2 million average for the third quarter of last year. The decrease reflects management’s strategy to allocate more cash flow from the securities portfolio to higher yielding loans while the Company controlled the amount of high cost overnight borrowed funds. Thus, new investment security purchases were primarily used to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to public funds deposits. The improved yields for new securities purchases along with management’s execution of an investment portfolio repositioning strategy in late December 2023 caused interest income from investments to increase by $123,000, or 5.5% in the third quarter of 2024 compared to the same period in 2023. Interest income from investments was unfavorably impacted by the transfer of one corporate security into non-accrual status during the third quarter of 2024, which resulted in a $73,000 reversal of previously recognized interest income. Overall, the 2024 third quarter balance of total average interest earning assets increased over last year’s third quarter by $34.0 million, or 2.7%, while total interest income increased by $1.3 million, or 8.2%, since the third quarter of 2023.

On the liability side of the balance sheet, total average deposits of $1.165 billion for the third quarter of 2024 were $15.9 million, or 1.4%, higher than the 2023 third quarter average. The increase reflects the Company’s successful business development efforts which more than offset a portion of the funds from the government stimulus programs leaving the balance sheet and greater pricing competition in the market to retain deposits because of the higher interest rates. The Company’s core deposit base continued to demonstrate the strength and stability that it has had for many years. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not utilize brokered deposits as a funding source. The loan to deposit ratio averaged 88.7% in the third quarter of 2024, which indicates that the Company has ample capacity to continue to grow its loan portfolio, and we believe that it is well positioned to support our customers and our community during times of economic volatility.

Total interest expense in the third quarter of 2024 increased by $1.2 million, or 17.8%, when compared to the third quarter of 2023, due to higher deposit and borrowings interest expense. Deposit interest expense was higher by $862,000, or 15.2%, while the third quarter 2024 average volume of total interest-bearing deposits grew from the 2023 third quarter average by $27.1 million, or 2.8%. The rising national interest rates in 2023 resulted in certain deposit products, particularly public funds, which are tied to a market index, repricing upward with the move in short-term interest rates causing interest expense to increase. Additionally, increased market competition resulted in the Company raising rates on certain shorter-term certificates of deposit to retain funds. Another factor contributing to net interest margin compression was an unfavorable deposit mix shift as the third quarter 2024 average of non-interest bearing demand deposits declined by $11.2 million, or 6.0%, while, as mentioned above, total interest-bearing deposits increased. For interest rate risk management purposes and to offset a portion of the unfavorable impact that rising funding costs are having on net interest income, management proactively executed $70 million of interest rate hedge transactions during 2023 to fix the cost of certain deposits that are indexed and move with short-term interest rates. Overall, total deposit cost averaged 2.22% for the third quarter of 2024, which is 27-basis points higher than total deposit cost of 1.95% for the third quarter of 2023.

Total borrowings interest expense increased by $319,000, or 32.3%, when comparing the third quarter of 2024 and the third quarter of 2023. The increase primarily results from the impact that the higher interest rates had on total borrowings cost. While the Company’s utilization of overnight borrowed funds in the third quarter of 2024 was lower than the same period of last year, the level of advances from the FHLB increased. Total short-term borrowings averaged $28.7 million for the third quarter of 2024 after averaging $36.0 million for the third quarter of 2023. Advances from the FHLB averaged $53.4 million in the third quarter of 2024 which is $33.0 million, or 161.1%, higher than the $20.5 million average in the third quarter of 2023. Management’s strategy to increase term advances to lock in lower rates than overnight borrowings due to the inversion in the yield curve has favorably impacted net interest income.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three-month periods ended September 30, 2024 and 2023 setting forth (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans for the three months ended September 30, 2024 and 2023 was $7,000 and $5,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended September 30 (In thousands, except percentages)

	2024			2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,033,159	$14,308	5.45%	$994,263	$13,159	5.20%
Short-term investments and bank deposits	3,935	55	5.37	3,196	56	6.89
Investment securities – AFS	188,092	1,765	3.75	199,181	1,745	3.50
Investment securities – HTM	66,459	587	3.53	61,017	484	3.17
Total investment securities	254,551	2,352	3.70	260,198	2,229	3.43
Total interest earning assets/interest income	1,291,645	16,715	5.14	1,257,657	15,444	4.86
Non-interest earning assets:
Cash and due from banks	13,606			14,673
Premises and equipment	18,828			17,028
Other assets	85,737			75,372
Allowance for credit losses	(15,182)			(13,387)
TOTAL ASSETS	$1,394,634			$1,351,343
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$223,835	$1,081	1.92%	$225,395	$1,077	1.90%
Savings	120,910	30	0.10	126,589	31	0.10
Money markets	314,436	2,249	2.85	299,694	2,008	2.66
Time deposits	329,330	3,155	3.81	309,719	2,537	3.25
Total interest bearing deposits	988,511	6,515	2.62	961,397	5,653	2.33
Short-term borrowings	28,670	417	5.70	35,970	512	5.59
Advances from Federal Home Loan Bank	53,418	600	4.47	20,455	188	3.69
Subordinated debt	27,000	263	3.90	27,000	263	3.90
Lease liabilities	4,383	26	2.44	3,138	24	3.04
Total interest bearing liabilities/interest expense	1,101,982	7,821	2.82	1,047,960	6,640	2.51
Non-interest bearing liabilities:
Demand deposits	176,286			187,480
Other liabilities	11,950			12,927
Shareholders’ equity	104,416			102,976
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,394,634			$1,351,343
Interest rate spread			2.32			2.35
Net interest income/ Net interest margin (non-GAAP)		8,894	2.71%		8,804	2.76%
Tax-equivalent adjustment		(7)			(5)
Net Interest Income (GAAP)		$8,887			$8,799

…..PROVISION FOR CREDIT LOSSES…..The Company recorded a $51,000 provision for credit losses recovery in the third quarter of 2024 after recognizing provision expense of $189,000 in the third quarter of 2023, resulting in a net favorable change of $240,000. The provision recovery in the third quarter of 2024 primarily reflects improved historical loss rates used to calculate the allowance for loan credit losses in accordance with ASC 326, Financial Instruments – Credit Losses (CECL).

…..NON-INTEREST INCOME…..Non-interest income for the third quarter of 2024 totaled $4.2 million and decreased by $53,000, or 1.2%, from the third quarter of 2023 performance. Factors contributing to the lower level of non-interest income for the quarter included:

●	wealth management fees improved by $205,000, or 7.2%, due in part to a strong performance from our Financial Services division that resulted from new business growth. Also, the increase in wealth management fees reflects the improving market conditions particularly for equity securities as major market indexes continue their ascent to record highs in 2024; and
●	a $159,000, or 23.4%, decrease in other income due primarily to the necessary adjustments to the fair value of a risk participation agreement as well as the credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing our interest rate risk position. Specifically, these adjustments reflect the changing national interest rates which unfavorably impacted other income by $234,000 during the third quarter of 2024.

…..NON-INTEREST EXPENSE…..Non-interest expense for the third quarter of 2024 totaled $11.7 million and decreased by $374,000, or 3.1%, from the prior year’s third quarter. Factors contributing to the lower level of non-interest expense for the quarter included:

●	a $354,000, or 30.9%, decrease in professional fees. Professional fees in both 2024 and 2023 were impacted by litigation and responses to the actions of an activist shareholder. The Company’s activist related costs declined by approximately $400,000 when the third quarter of 2024 is compared to the third quarter of 2023. As a result of a Cooperation and Settlement Agreement reached with the activist shareholder, which was described in a Current Report on Form 8-K filed on June 14, 2024, the Company anticipates that it will not incur any further activist related costs through the remainder of 2024;
●	a $236,000, or 3.2%, decrease in salaries and employee benefits due to the net impact of certain items within this broad category. Total salaries cost was down by $48,000, or 0.9%, while health care cost was down by $37,000, or 3.8%, due to a lower level of full-time equivalent employees. Additionally, the service cost associated with the Company’s defined benefit pension plan decreased $116,000, or 35.5%. The reduced pension expense in the third quarter of 2024 reflects the retirement of employees who chose to take the lump sum distribution. These individuals are no longer included in the pension plan which favorably impacts the Company’s basic pension expense;
●	a $148,000, or 13.0%, increase in data processing and IT expense due to additional expenses related to monitoring our computing and network environment; and
●	a $60,000, or 30.8%, increase in FDIC insurance due to an increase in both the asset assessment base as well as the assessment rate.

…..INCOME TAX EXPENSE…..The Company recorded income tax expense of $237,000, or an effective tax rate of 16.7%, in the third quarter of 2024. This compares to income tax expense of $124,000, or an effective tax rate of 16.1%, for the third quarter of 2023.

NINE MONTHS ENDED SEPTEMBER 30, 2024 VS. NINE MONTHS ENDED SEPTEMBER 30, 2023

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Net income	$2,712	$1,975
Diluted earnings per share	0.16	0.12
Return on average assets	0.26%	0.20%
Return on average equity	3.52	2.53

For the nine-month period ended September 30, 2024, the Company reported net income of $2,712,000, or $0.16 per diluted common share. This represented a 37.3% increase in earnings from the nine-month period of 2023 when net income totaled $1,975,000, or $0.12 per diluted common share. Overall, the earnings improvement for the nine-month period in 2024 was driven by the favorable comparison in the provision for credit losses and non-interest expense which more than offset a lower level of total revenue.

The Company’s community banking business continued to benefit from diversified revenue streams, with total non-interest income representing 34% of total revenue for the first nine months of 2024. Both total average loans and deposits have grown this year, demonstrating the strength and loyalty of our customer base and helping to drive three consecutive quarters of net interest income improvement. The Company believes that its balance sheet is well positioned for further quarterly net interest income growth through the remainder of 2024 and into 2025.

…..NET INTEREST INCOME AND MARGIN…..The following table compares the Company’s net interest income performance for the first nine months of 2024 to the first nine months of 2023 (in thousands, except percentages):

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	Change	% Change
Interest income	$49,442	$44,892	$4,550	10.1%
Interest expense	22,933	17,461	5,472	31.3
Net interest income	$26,509	$27,431	$(922)	(3.4)
Net interest margin	2.72%	2.89%	(0.17)%	N/M

N/M – not meaningful

The Company’s net interest income in the first nine months of 2024 decreased by $922,000, or 3.4%, from the prior year’s first nine months while the net interest margin of 2.72% for the first nine months of 2024 represents a 17-basis point decline from the first nine months of 2023. As previously mentioned, the decrease reflects net interest margin compression which has been prevalent in the banking industry since the Federal Reserve began tightening monetary policy to control inflation and as the U.S. Treasury yield curve continues to be inverted. While the Company’s net interest margin percentage compares unfavorably to last year, it did demonstrate relative stability so far in 2024 and has improved from its low point in the fourth quarter of 2023 which was 2.63%. With the Federal Reserve’s action to begin easing monetary policy in September 2024, the Company believes the net interest margin will continue to improve in the remaining months of 2024 and into 2025.

Total loans averaged $1.031 billion in the first nine months of 2024, which is higher than the 2023 average by $41.9 million, or 4.2%. So far in 2024, new loan originations have slightly exceeded payoff activity through nine months and resulted in total loan volumes, on an end of period basis, demonstrating modest growth since December 31, 2023. The higher interest rate environment along with the higher average total loans outstanding resulted in total loan interest and fee income improving by $4.0 million, or 10.6%, for the first nine months of 2024 when compared to the same period of 2023.

Total investment securities averaged $255.9 million for the first nine months of 2024, which is $6.7 million, or 2.6%, lower than the $262.7 million average for the first nine months of last year. As previously mentioned, the decrease reflects management’s strategy to allocate more cash flow from the securities portfolio to higher yielding loans while the

Company controlled the amount of high cost overnight borrowed funds. Thus, new investment security purchases were primarily used to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to public funds deposits. The improved yields for new securities purchases along with management’s execution of an investment portfolio repositioning strategy in late December 2023 caused interest income from investments to increase by $512,000, or 7.7%. Interest income from investments was unfavorably impacted by the transfer of one corporate security into non-accrual status during the third quarter of 2024, which resulted in a $73,000 reversal of previously recognized interest income. Overall, the 2024 first nine-month average balance of total interest earning assets increased since last year’s nine-month average by $35.3 million, or 2.8%, while total interest income increased by $4.6 million, or 10.1%, since the first nine months of 2023.

On the liability side of the balance sheet, through nine months, total average deposits were $10.5 million, or 0.9%, higher compared to total average deposits in the first nine months of 2023. The increase since last year is reflective of the Company’s successful business development efforts despite greater pricing competition in the market to obtain/retain deposits because of higher interest rates which more than offset a portion of the funds from the government stimulus programs leaving the balance sheet. As previously mentioned, the Company’s core deposit base continued to demonstrate the strength and stability that it has had for many years. On September 30, 2024, total deposits grew by $31.0 million, or 2.7%, since December 31, 2023, demonstrating what we believe is customer loyalty and confidence in AmeriServ Financial Bank.

Total interest expense in the first nine months of 2024 increased by $5.5 million, or 31.3%, when compared to the first nine months of 2023, due to higher deposit and borrowings interest expense. Deposit interest expense was higher by $4.2 million, or 28.5%, while the first nine months of 2024 average volume of total interest-bearing deposits grew by $26.5 million, or 2.8%. The rising national interest rates in 2023 resulted in certain deposit products, particularly public funds, which are tied to a market index, repricing upward with the move in short-term interest rates causing interest expense to increase. Additionally, increased market competition resulted in the Company raising rates on certain shorter-term certificates of deposit to retain funds. Another factor contributing to net interest margin compression was an unfavorable deposit mix shift as the first nine months of 2024 average of non-interest bearing demand deposits declined by $16.0 million, or 8.2%, while, as mentioned above, total interest-bearing deposits increased. Finally, the increasing trend in total deposit costs experienced since the Federal Reserve began to tighten monetary policy slowed in 2024 with the Federal Open Market Committee keeping the Fed Funds rate stable since July 2023 until their action to ease monetary policy in September 2024. This slowdown in deposit costs has contributed to the recent stabilization and improvement in the net interest margin. Management believes that deposit costs will improve as the Federal Reserve continues their expected tempered approach to reduce interest rates. Overall, total deposit cost averaged 2.19% in the first nine months of 2024, which is 47-basis points higher than total deposit cost of 1.72% for the first nine months of 2023.

Total borrowings interest expense increased by $1.2 million, or 47.3%, when comparing the first nine months of 2024 and the first nine months of 2023. The increase primarily results from the impact that the higher interest rates had on total borrowings cost. The Company’s utilization of overnight borrowed funds so far in 2024 has been lower than the 2023 level while the level of advances from the FHLB have increased. Total short-term borrowings averaged $30.2 million for the first nine months of 2024 after averaging $33.9 million for the first nine months of 2023. Advances from the FHLB averaged $50.7 million in the first nine months of 2024 which is $31.9 million, or 169.8%, higher than the $18.8 million average in the first nine months of 2023. Management’s strategy to increase term advances to lock in lower rates than overnight borrowings due to the inversion in the yield curve has favorably impacted net interest income.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the nine-month periods ended September 30, 2024 and 2023. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 42. The tax equivalent adjustments to interest income on loans for the nine months ended September 30, 2024 and 2023 was $19,000 and $10,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Nine months ended September 30 (In thousands, except percentages)

	2024			2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,030,887	$42,099	5.39%	$988,955	$38,049	5.09%
Short-term investments and bank deposits	3,835	183	6.25	3,766	186	6.51
Investment securities – AFS	190,322	5,465	3.83	201,243	5,237	3.47
Investment securities – HTM	65,624	1,714	3.48	61,411	1,430	3.15
Total investment securities	255,946	7,179	3.74	262,654	6,667	3.39
Total interest earning assets/interest income	1,290,668	49,461	5.11	1,255,375	44,902	4.76
Non-interest earning assets:
Cash and due from banks	14,212			15,899
Premises and equipment	18,604			17,272
Other assets	83,011			75,027
Allowance for credit losses	(15,406)			(12,955)
TOTAL ASSETS	$1,391,089			$1,350,618
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$223,163	$3,164	1.89%	$225,793	$2,966	1.76%
Savings	120,528	88	0.10	129,594	94	0.10
Money markets	312,379	6,629	2.83	300,415	5,257	2.34
Time deposits	327,659	9,222	3.75	301,384	6,544	2.90
Total interest bearing deposits	983,729	19,103	2.59	957,186	14,861	2.08
Short-term borrowings	30,214	1,308	5.69	33,885	1,341	5.22
Advances from Federal Home Loan Bank	50,671	1,652	4.34	18,784	398	2.83
Subordinated debt	27,000	789	3.90	27,000	789	3.90
Lease liabilities	4,351	81	2.49	3,207	72	2.98
Total interest bearing liabilities/interest expense	1,095,965	22,933	2.79	1,040,062	17,461	2.24
Non-interest bearing liabilities:
Demand deposits	178,762			194,781
Other liabilities	13,332			11,448
Shareholders’ equity	103,030			104,327
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,391,089			$1,350,618
Interest rate spread			2.32			2.52
Net interest income/ Net interest margin (non-GAAP)		26,528	2.72%		27,441	2.89%
Tax-equivalent adjustment		(19)			(10)
Net Interest Income (GAAP)		$26,509			$27,431

…..PROVISION FOR CREDIT LOSSES…..For the first nine months of 2024, the Company recognized a $174,000 provision for credit losses recovery after recognizing $1.4 million of provision expense in the first nine months of 2023, resulting in a net favorable change of $1.6 million. The provision for credit losses recovery for the nine-month timeframe of 2024 reflects recoveries recognized for both the loan and securities portfolios. Specifically, a $145,000 recovery from the loan portfolio occurred primarily due to a favorable adjustment to the loss and qualitative factors used to calculate the allowance for credit losses in accordance with ASC 326, Financial Instruments – Credit Losses (CECL). Within the investment portfolio, a $435,000 recovery was recognized on a $926,000 reserve that was established in the first quarter of 2023 for a Signature Bank subordinated debt investment after the bond was successfully sold in the first quarter of 2024. These recoveries more than offset a $360,000 reserve established for an available for sale corporate security and an additional $50,000 that was contributed to the reserve for HTM securities in accordance with CECL.

…..NON-INTEREST INCOME…..Non-interest income for the first nine months of 2024 totaled $13.5 million and declined by $103,000, or 0.8%, from the first nine months of 2023 performance. Factors contributing to the lower level of non-interest income for the nine-month period included:

●	during the first quarter of 2023, the Company recognized a $1.7 million gain from AmeriServ Financial Bank selling all 7,859 shares of Class B common stock of Visa Inc. There was no such gain during the nine-month period ending September 30, 2024;
●	wealth management fees improved by $1.0 million, or 12.0%, due in part to a strong performance from our Financial Services division that resulted from new business growth. Also, the increase in wealth management fees reflects the improving market conditions particularly for equity securities as major market indexes continue their ascent to record highs in 2024. Overall, the fair market value of wealth management assets totaled $2.6 billion at September 30, 2024 and increased by $218.3 million, or 9.1%, since September 30, 2023; and
●	a $590,000, or 36.5%, increase in other income due to the necessary adjustments to the fair value of a risk participation agreement as well as the credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing our interest rate risk position. These adjustments reflect the changing national interest rates which favorably impacted the nine-month period by $188,000. Also favorably impacting other income was the Company recognizing a $250,000 signing bonus in 2024 that resulted from successful negotiations related to the renewal of an expiring contract with Visa.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first nine months of 2024 totaled $36.9 million and decreased by $353,000, or 0.9%, from the prior year’s first nine months. Factors contributing to the lower level of non-interest expense for the nine-month period included:

●	a $914,000, or 4.1%, decrease in salaries and employee benefits due to the net impact of certain items within this broad category. Total salaries cost was down by $641,000, or 4.1%, after the Company incurred additional salary expense in 2023 related to a strategy to consolidate certain executive level positions in the wealth management business. Total health care cost was $459,000, or 15.9%, lower compared to last year and reflects management’s effective negotiations with our current health care provider that resulted in not having to recognize any premium costs in January 2024. These favorable items were partially offset by an increased level of incentive compensation by $343,000, or 41.2%, which corresponds to the strong performance of our wealth management division;
●	a $517,000, or 26.7%, increase in other expense due primarily to the recognition of a pension settlement charge totaling $410,000 in 2024. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year;
●	a $473,000, or 10.8%, decrease in professional fees. Professional fees in both 2024 and 2023 were impacted by litigation and responses to the actions of an activist shareholder. These activist related costs amounted to $1.5 million for the first nine months of 2024 compared to $2.0 million for the first nine months of 2023 as a Cooperation and Settlement Agreement was reached with the activist shareholder in June 2024;
●	a $291,000, or 8.8%, increase in data processing and IT expense due to additional expenses related to monitoring our computing and network environment; and
●	a $265,000, or 53.5%, increase in FDIC insurance due to an increase in both the asset assessment base as well as the assessment rate.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $611,000, or an effective tax rate of 18.4%, in the first nine months of 2024. This compares to an income tax expense of $435,000, or an effective tax rate of 18.0%, for the first nine months of 2023. The higher level of income tax expense this year is due to the increased level of pre-tax income.

…..SEGMENT RESULTS.…..The community banking segment reported a net income contribution of $13,484,000 in the nine months of 2024 which was $1,319,000 higher than the net income contribution in the nine months of 2023. The increase between time periods results from the strength that this segment provides to the Company which was determined by a thorough funds transfer pricing analysis. In short, a funds transfer pricing analysis determines how funding (deposits) and use of this funding (loans) by each segment contributes to the overall profitability of the Company by providing an estimated positive or negative dollar value of the segment’s contribution to the Company. Overall, the funds transfer pricing analysis indicated that the community banking segment provided an additional $1.5 million benefit to the Company in the nine months of 2024 when compared to the nine months of 2023. Despite this benefit that community banking provides, this segment was unfavorably impacted from net interest margin compression as total deposit interest expense increased to a higher level than the increase to total loan interest income by $209,000. Contributing to the net interest margin compression experienced by the Company was an unfavorable deposit mix shift as exhibited by the nine-month average of non-interest-bearing demand deposits declining by $16.0 million, or 8.2%, while total interest-bearing deposits increased by $26.5 million, or 2.8%. This segment benefitted from a higher level of total average loans in the nine months of 2024 by $41.9 million, or 4.2%. Growth occurred primarily in the commercial real estate category with modest growth occurring in residential mortgage and home equity loans. Overall, total loan interest income improved by $4.0 million, or 10.6%, for the nine months of 2024 when compared to the nine months of last year. Deposit interest expense was higher by $4.2 million, or 28.5%, while, as mentioned above, the 2024 nine-month average volume of total interest-bearing deposits increased by $26.5 million, or 2.8%. The higher national interest rates along with increased market competition to retain and attract deposits contributed to deposit costs increasing. This segment was favorably impacted by the Company recording a $149,000 recovery for the allowance for credit losses on our loan portfolio and unfunded commitments in the nine months of 2024 compared to $567,000 of provision expense for credit losses on loans and unfunded commitments in last year’s nine months. Non-interest income increased due to the Company recognizing a $250,000 signing bonus that resulted from successful negotiations related to the renewal of an expiring contract with Visa. Also, this segment was favorably impacted by the necessary adjustment to the fair market value of an interest rate swap related risk participation agreement as well as the credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain commercial borrowers while managing our interest rate risk position. Non-interest expense, within the community banking segment, in the nine months of 2024 compares unfavorably to last year’s nine months due to a higher level of FDIC deposit insurance expense and higher data processing and IT related costs.

The wealth management segment’s net income contribution increased by $1.2 million in the nine months of 2024 from the nine months of 2023. The increase reflects the strong performance from the Financial Services division that resulted from new business growth. In addition, wealth management fees increased due to the improving market conditions particularly for equity securities as the major market indexes continue their ascent to record highs in 2024. Overall, wealth management revenues reached a historically high level. Also contributing to the higher level of net income for this segment were lower levels of salaries expense and health care costs. Partially offsetting the improvement in wealth management revenue cost for the nine-month period were higher levels of professional fees and incentive compensation.

The investment/parent segment reported a net loss of $12,904,000 in the nine months of 2024 which is greater than the net loss of $11,097,000 in the nine months of 2023 by $1,807,000. The funds transfer pricing analysis caused the loss reported within this segment to be higher due to the inverted yield curve and the higher funding costs on our balance sheet. Also contributing to the higher net loss for this segment was the $1.7 million gain recognized during the first quarter of 2023 from the sale of the Class B common stock of Visa Inc. while there was no such gain in 2024. This segment did experience an $869,000 favorable shift from the Bank recognizing a $435,000 provision recovery in 2024 from the subordinated debt investment with Signature Bank after a $926,000 provision expense was recognized on this same investment in the first quarter of 2023. This segment was unfavorably impacted by the recognition of $360,000 of provision expense in 2024 to establish a reserve for an available for sale (AFS) corporate security. This segment was also unfavorably impacted by $1,230,000 of additional total borrowings interest expense due to the higher average balance of FHLB term borrowings. Professional fees in both 2024 and 2023 were impacted by litigation and responses to the actions of an activist shareholder. These activist related costs amounted to $1.5 million for the nine months of 2024 compared to activist costs of $2.0 million for the nine months of 2023. Favorably impacting net income for this segment was an increased level of interest income from investment securities by $512,000 as the higher interest rates and a portfolio restructuring in late 2023 resulted in an improved overall total securities yield.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.4 billion at September 30, 2024, which increased by $15.5 million, or 1.1%, from the December 31, 2023 asset level. This change was related, primarily, to increased levels of cash and cash equivalents, total loans, leases, other real estate owned (OREO) and repossessed assets and other assets. Specifically, total loans increased by $2.0 million, or 0.2%, as so far in 2024, new loan originations have only slightly exceeded payoff activity. The marginal growth in loans along with an increase in total deposits led to an $8.1 million, or 57.7%, increase in cash and cash equivalents. The $953,000, or 31.5%, increase in the right-of-use asset for operating and financing leases resulted from the execution of two new leases for office locations and one new lease for equipment during 2024. OREO and repossessed assets increased $1.8 million due primarily to the foreclosure of a non-owner occupied commercial real estate loan secured by an office property during the second quarter of 2024. Finally, other assets increased $2.7 million, or 7.3%, due to an increase in the positive balance of the accrued pension liability which was partially offset by a decrease in the market values for the interest rate swaps.

Total deposits increased by $31.0 million, or 2.7%, in the first nine months of 2024. We believe this demonstrates customer confidence and the strength and loyalty of our core deposit base. As of September 30, 2024, the 25 largest depositors represented 25.3% of total deposits, which is an increase from December 31, 2023, when it was 22.4%. As of September 30, 2024 and December 31, 2023, the estimated amount of uninsured deposits was $420.9 million and $384.5 million, respectively. The estimate of uninsured deposits was done at the single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 50% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized by investment securities or FHLB letters of credit to protect these depositor funds. Total short-term and FHLB borrowings were reduced by $19.2 million, or 22.5%, since year-end 2023 as a decrease in short-term borrowings more than offset an increase in FHLB term advances. Specifically, short-term borrowings decreased by $29.2 million, or 71.3%. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. In addition, the inversion in the yield curve has caused FHLB term advances to have rates that are lower than the cost of overnight borrowed funds. Therefore, management increased usage of FHLB term advances in the first nine months of 2024 leading to an increase of $10.0 million, or 22.4%.

The Company’s total shareholders’ equity increased by $5.9 million, or 5.8%, during the first nine months of 2024. The increase in capital is the result of the Company’s earnings performance during the first nine months of 2024 more than offsetting our common stock dividend payments to shareholders. In addition, the pension adjustment and improved market value of the available for sale investment securities portfolio had a positive impact on accumulated other comprehensive loss. Partially offsetting these positive items was the execution of a Stock Repurchase Agreement pursuant to which the Company repurchased, at current market price, 628,003 shares of common stock from Driver Opportunity Partners, in connection with a settlement agreement, reducing capital by $1.5 million.

The Company continues to be considered well capitalized for regulatory purposes with a total capital ratio of 12.87%, and a common equity tier 1 capital ratio of 9.33% at September 30, 2024. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of September 30, 2024, the Company’s book value per common share was $6.55 and its tangible book value per common share was $5.72(1). When compared to December 31, 2023, book value per common share increased by $0.59, or 9.9%, and tangible book value per common share increased by $0.56 per common share, or 10.9%. The improvement in the Company’s book value and tangible book value per share during 2024 was largely due to the favorable adjustment for both the unrealized loss on available for sale securities and the Company’s defined benefit pension plan as well as the accretive repurchase of 628,003 shares of our common stock from the activist shareholder. The tangible common equity to tangible assets ratio was 6.79%(1) at September 30, 2024 and increased by 35-basis points when compared to December 31, 2023.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing loans, and classified loans (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2024	2023	2023
Total accruing loan delinquency	$5,421	$1,818	$1,089
Total non-accrual loans	9,807	12,167	5,918
Total non-performing loans*	9,819	12,378	6,194
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.52%	0.18%	0.11%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.94	1.17	0.59
Non-performing loans, as a percentage of total loans, net of unearned income*	0.94	1.19	0.62
Non-performing loans as a percentage of total assets*	0.70	0.89	0.45
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.06	0.35	0.03
Annualized provision (recovery) for credit losses - loans	(0.02)	0.66	0.07
Total classified loans (loans rated substandard or doubtful)**	$19,244	$24,996	$25,299
*	Non-performing loans are comprised of loans that are on a non-accrual basis and loans that are contractually past due 90 days or more as to interest and principal payments.
**	Total classified loans include non-performing residential mortgage and consumer loans.

The increase in accruing loan delinquency since year-end 2023 is attributable to an increase in commercial real estate loan delinquency due to slow payments on a $3.6 million urban office loan for which the Company has already established a specific reserve for credit losses allocation of $1.6 million. Non-performing loans decreased from $12.4 million at December 31, 2023 to $9.8 million at September 30, 2024 due to a reduction in non-accrual loans as well as loans past due 90 days or more still accruing. Primarily, the foreclosure and transfer to other real estate owned (OREO), during the second quarter of 2024, of a commercial office building which secured a $1.5 million non-accrual commercial real estate loan contributed to this decrease. The aforementioned transfer to OREO along with the risk rating upgrade of a $3.6 million non-owner occupied commercial real estate loan and normal paydown activity contributed to a decrease in classified loans. Specifically, classified loans decreased $5.8 million, or 23.0%, from December 31, 2023 and totaled $19.2 million at September 30, 2024.

Non-performing assets from the loan portfolio, which include OREO and repossessed assets, were 1.12% of total loans as of September 30, 2024. The Company recognized net loan charge-offs of $488,000, or 0.06% of total average loans, in the first nine months of 2024 compared to net loan charge-offs of $187,000, or 0.03% of total average loans, in the first nine months of 2023.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2024, the 25 largest credits represented 22.5% of total loans outstanding, which is relatively consistent with December 31, 2023 when it was 22.7%.

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

There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 388% as of September 30, 2024. It should be noted that this ratio increased from 375% at December 31, 2023 due to the growth in non-owner occupied commercial real estate loan balances out pacing the increase in total regulatory capital. Further, non-owner occupied commercial real estate loans represented 51.3% and 49.3% of total loans as of September 30, 2024 and December 31, 2023, respectively.

The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. The following table presents our non-owner occupied commercial real estate loan portfolio by property type.

	September 30, 2024
	Commercial	Commercial
	Real Estate	Real Estate	Other Commercial
	(Non-Owner Occupied) -	(Non-Owner Occupied) -	Real Estate
	Retail	Multi-Family	(Non-Owner Occupied)	Total

	(In thousands)
1-4 unit residential	$—	$—	$29,738	$29,738
Multi-family	—	104,976	—	104,976
Mixed use - apartments & retail/office	—	18,393	—	18,393
Retail strip plaza	43,187	—	—	43,187
Mall	3,717	—	—	3,717
Major shopping center with anchor tenants	32,613	—	—	32,613
Commercial office - urban	—	—	26,151	26,151
Commercial office - suburban	—	—	28,096	28,096
Hotel/motel	—	—	39,720	39,720
Retail/service shops	89,159	—	—	89,159
Personal care/hospital/medical office	—	—	20,670	20,670
Manufacturing/warehouse	—	—	90,379	90,379
Other	—	—	259	259
Land acquisition and development	—	—	6,506	6,506
Total	$168,676	$123,369	$241,519	$533,564

…..ALLOWANCE FOR CREDIT LOSSES…..The following table sets forth the allowance for credit losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2024	2023	2023
Allowance for credit losses - loans	$14,420	$15,053	$12,313
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.39%	1.45%	1.23%
total non-accrual loans	147.04	123.72	208.06
total non-performing loans	146.86	121.61	198.79
Allowance for credit losses - securities	$448	$963	$958
Allowance for credit losses - unfunded loan commitments	936	940	937

The allowance for loan credit losses declined since December 31, 2023 by $633,000, or 4.2%, to $14.4 million at September 30, 2024. Even with this modest decrease, the allowance for loan credit losses is $2.1 million, or 17.1%, higher than the allowance for loan credit losses at September 30, 2023. The increase since last year’s third quarter end was due to the Company strengthening its allowance for loan credit losses during the fourth quarter of 2023. Overall, the Company continues to maintain solid coverage of both total loans and non-performing loans as the allowance for loan credit losses provided 147% coverage of non-performing loans and 1.39% of total loans at September 30, 2024.

The allowance for credit losses on the investment securities portfolio was comprised of $360,000 on available for sale securities and $88,000 on held to maturity securities as of September 30, 2024. This compares to $926,000 on available for sale securities and $37,000 on held to maturity securities as of December 31, 2023. The allowance for credit losses on available for sale securities decreased $566,000, or 61.1%, since year-end 2023 due to the successful sale of the Signature Bank subordinated debt investment which was partially offset by the establishment of an allowance for credit losses on another corporate available for sale security that was deemed to be credit impaired in 2024.

…..LIQUIDITY…..The Company’s liquidity position continues to be strong. Total average deposits were $10.5 million, or 0.9%, higher when compared to the 2023 first nine-month average. The increase reflects the Company’s successful business development efforts which more than offset a portion of the funds from the government stimulus programs leaving the balance sheet and greater pricing competition in the market to retain deposits because of the higher interest rates. The Company’s core deposit base continued to demonstrate the strength and stability that it has had for many years. On September 30, 2024, total deposits grew by $31.0 million, or 2.7%, since December 31, 2023, demonstrating customer loyalty and confidence in AmeriServ Financial Bank. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not utilize brokered deposits as a funding source. Overall, deposit volumes continue to remain at a high level. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth.

Average short-term investments remained relatively stable in the nine months of 2024 compared to the nine months of last year, increasing slightly by $69,000, or 1.8%. Advances from the FHLB averaged $50.7 million in the nine months of 2024 which is $31.9 million, or 169.8%, higher than the $18.8 million average in the nine months of 2023. Management’s strategy to increase term advances to lock in lower rates than overnight borrowings due to the inversion in the yield curve has favorably impacted net interest income. Management continues to monitor the changing economic conditions and adjust pricing strategies accordingly which largely determines customer behavior and the level of total deposits as well as shifts within the total deposit mix. Also, diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. The Company’s utilization of overnight borrowed funds so far in 2024 has been lower than the 2023 level. Total fed funds purchased and other short-term borrowings averaged $30.2 million for the nine months of 2024 after averaging $33.9 million for the nine months of 2023. Continued loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. So far in 2024, purchases of securities have continued to follow the same trend exhibited during the full year of 2023. Securities purchases have been slow as more funds have been allocated to the loan portfolio. Loan pipelines are currently at a typical level. Total average loans in the nine months of 2024 were higher than the 2023 nine-month average by $41.9 million, or 4.2%. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 88.7% in the third quarter of 2024, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is strongly positioned to support our customers and our community during times of economic volatility. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $8.1 million from December 31, 2023, to $22.1 million at September 30, 2024, due to $8.6 million of net cash provided by financing activities and $155,000 of net cash provided by investing activities which more than offset $685,000 of net cash used in operating activities. Within investing activities, cash advanced for new loans originated totaled $129.0 million and was $3.7 million higher than the $125.3 million of cash received from loan principal payments. Within financing activities, total short-term borrowings decreased by $29.2 million, total borrowings on advances from FHLB increased by $10.0 million while total deposits increased by $31.0 million.

The holding company had $6.3 million of cash, short-term investments, and investment securities at September 30, 2024, which represented a $1.9 million decrease from the holding company’s cash position since December 31, 2023. Dividend payments from our subsidiaries provided ongoing cash to the holding company. At September 30, 2024, our subsidiary Bank had $2.0 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Management follows a policy that limits dividend payments from the Trust Company to 75% of annual net income. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payments on its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $22.1 million and $14.0 million at September 30, 2024 and December 31, 2023, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At September 30, 2024, the Company had $299 million of overnight borrowing availability at the FHLB, $43 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank meaningfully exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 9.33%, the tier 1 capital ratio was 9.33%, and the total capital ratio was 12.87% at September 30, 2024. The Company’s tier 1 leverage ratio was 7.75% at September 30, 2024. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2024.

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

Our focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.03 per quarter. The Company had a book value of $6.55 per common share and a tangible book value of $5.72(1) per common share on September 30, 2024. In addition, our tangible common equity ratio was 6.79%(1). At September 30, 2024, the Company had approximately 16.5 million common shares outstanding.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	(1.1)%	4.5%
100 bp increase	(0.4)	3.4
100 bp decrease	—	(6.2)
200 bp decrease	(0.6)	(15.6)

The Company believes that its overall interest rate risk position is well controlled. The execution of $70 million of interest rate hedges during 2023, in order to fix the cost of certain deposits that are indexed and move with short-term interest rates, reduced the Company’s negative variability of net interest income in a rising interest rate environment and helped slow net interest margin compression. The fed funds rate is currently at a targeted range of 4.75% to 5.00% as the Federal Reserve took action in September 2024 to ease monetary policy. The 50-basis point decrease to the target fed funds rate was the Federal Open Market Committee’s first change to interest rates since the third quarter of 2023.

The variability of net interest income was slightly negative in the upward rate scenarios as the Company was marginally more exposed to liabilities repricing upward to a greater extent than assets. Specifically, the cost of funds was immediately impacted when short-term national interest rates increase because certain deposit products and overnight borrowed funds move with the market. This was partially offset by the Company’s investment securities portfolio and the scheduled repricing of loans tied to an index, such as SOFR or prime. In addition to the interest rate hedges discussed above, the Company has effectively utilized interest rate swaps for interest rate risk management purposes. The interest rate swaps allow our customers to lock in fixed interest rates while the Company retains the benefit of interest rates moving with the market. Regarding interest bearing liabilities, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner and control the amount of overnight borrowed funds. Overall, based on the slight change in the variability of net interest income in the various interest rate scenarios, the Company is well positioned to sustain either a rate increase or decrease.

The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $250.1 million and standby letters of credit of $8.9 million as of September 30, 2024. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at September 30, 2024 and December 31, 2023 (in thousands, except share and ratio data):

	September 30,	December 31,
	2024	2023
Total shareholders’ equity	$108,182	$102,277
Less: Intangible assets	13,693	13,712
Tangible common equity	94,489	88,565
Total assets	1,405,187	1,389,638
Less: Intangible assets	13,693	13,712
Tangible assets	1,391,494	1,375,926
Tangible common equity ratio (non-GAAP)	6.79%	6.44%
Total shares outstanding	16,519,267	17,147,270
Tangible book value per share (non-GAAP)	$5.72	$5.16

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

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

●	Shareholders — We strive to increase earnings per share; identifying and managing revenue growth and expense control; and managing risk. Our goal is to increase value for AmeriServ shareholders by growing earnings per share and narrowing the financial performance gap between AmeriServ and its peer banks. We try to return earnings to shareholders through a combination of dividends and share repurchases (though none are currently authorized) subject to maintaining sufficient capital to support balance sheet growth and economic uncertainty. We strive to educate our employee base as to the meaning/importance of earnings per share as a performance measure. Our goal is to develop a value added combination for increasing revenue and controlling expenses that is rooted in developing and offering high-quality financial products and services; an existing branch network; electronic banking capabilities with 24/7 convenience; and providing truly exceptional customer service. We explore branch consolidation opportunities and further leverage union affiliated revenue streams, prudently manage the Company’s risk profile to improve asset yields and increase profitability and continue to identify and implement technological opportunities and advancements to drive efficiency for the holding company and its affiliates.
●	Customers — The Company expects to provide exceptional customer service, identifying opportunities to enhance the Banking for Life philosophy by providing products and services to meet the financial needs in every step through a customer’s life cycle, and further defining the role technology plays in anticipating and satisfying customer needs. We anticipate providing leading banking systems and solutions to improve and enhance customers’ Banking for Life experience. We will provide customers with a comprehensive offering of financial solutions including retail and business banking, home mortgages and wealth management at one location. We have upgraded and modernized select branches to be more inviting and technologically savvy to meet the needs of the next generation of AmeriServ customers without abandoning the needs of our existing demographic.
●	Staff — We are committed to developing high-performing employees, establishing and maintaining a culture of trust and effectively and efficiently managing staff attrition. We will employ a work force succession plan to manage anticipated staff attrition while identifying and grooming high performing staff members to assume positions with greater responsibility within the organization. We will employ technological systems and solutions to provide staff with the tools they need to perform more efficiently and effectively.
●	Communities — We will continue to promote and encourage employee community involvement and leadership while fostering a positive corporate image. This will be accomplished by demonstrating our commitment to the communities we serve through assistance in providing affordable housing programs for low-to-moderate-income families; donations to qualified charities; and the time and talent contributions of AmeriServ staff to a wide-range of charitable and civic organizations.

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations and supervisory actions by such regulators, including bank failures; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; (xii) the ability to attract new or retain existing deposits or to retain or grow loans, including growth from unfunded closed loans; (xiii) the ability to generate future revenue growth or to control future growth in non-interest expense, including, but not limited to, those related to technological changes, including changes regarding artificial intelligence and cybersecurity, changes affecting oversight of the financial services industry, and changes intended to manage or mitigate climate and related environmental risks; (xiv) the impact of failure in, or breach of, our operational or security systems or those of third parties with whom we do business, including as a result of cyberattacks or an increase in the incidence of fraud, illegal payments, security breaches or other illegal acts impacting us or our customers; and (xv) other external developments which could materially impact the Company’s operational and financial performance.

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2024 are effective.

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

Item 1A. Risk Factors

Not applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 22, 2024 (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 26, 2024).
3.2	Bylaws, as amended and restated on September 19, 2024 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 23, 2024).
15.1	Report of S.R. Snodgrass, P.C. regarding unaudited interim financial statement information.
15.2	Awareness Letter of S.R. Snodgrass, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101

Includes the following financial and related information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: November 12, 2024	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: November 12, 2024	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer