Form 10-K
period 2024-12-31
AMERISERV FINANCIAL INC /PA/
filed 2025-03-19
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $33,885,898 as of June 30, 2024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 16,519,267 shares outstanding as of March 10, 2025.

DOCUMENTS INCORPORATED BY REFERENCE.

None

FORM 10-K INDEX

PART I

ITEM 1.   BUSINESS

GENERAL

AmeriServ Financial, Inc. (the Company) is a bank holding company organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of AmeriServ Financial Bank (the Bank) in January 1983. The Company’s other wholly owned subsidiary, the former AmeriServ Trust and Financial Services Company (the Trust Company), was merged with and into the Bank effective October 1, 2024. When used in this report, the “Company” may refer, depending on the context, to AmeriServ Financial, Inc. individually or AmeriServ Financial, Inc. and its direct and indirect subsidiaries.

The Company’s principal activities consist of owning and operating its wholly owned subsidiary entity. At December 31, 2024, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $1.4 billion, $1.2 billion, and $107.2 million, respectively. The Company and its subsidiary derive substantially all of their income from banking, bank related services, and trust and wealth management related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entity in general management, accounting and taxes, loan review, internal audit, investment accounting, marketing and risk management.

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

AMERISERV FINANCIAL BANK

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended (Banking Code). Through 16 branch locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland counties, Pennsylvania and Washington county, Maryland, the Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, checking accounts, money market accounts, secured and unsecured consumer loans, mortgage loans, safe deposit boxes, holiday club accounts, and money orders; and (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as commercial real estate (CRE) mortgage loans, short and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate construction loans, business savings accounts, time deposits, wire transfers, night depository, and lock box services. The Bank also operates 17 automated bank teller machines (ATMs) through its 24-hour banking network that are linked with NYCE, a regional ATM network, and CIRRUS, a national ATM network. AmeriServ Wealth Advisors, Inc. (AWA), a SEC-registered investment advisor, is a subsidiary of the Bank. The Company also operates loan production offices (LPOs) in Altoona and Wilkins Township in Pennsylvania.

As stated above, effective October 1, 2024, AmeriServ Trust and Financial Services Company merged with and into the Bank. The former Trust Company now functions as a division of the Bank, named AmeriServ Wealth and Capital Management. The division focuses on wealth management and administers assets valued at approximately $2.6 billion that are not recognized on the Company’s balance sheet at December 31, 2024. Wealth management includes personal trust products and services such as personal investment portfolio management, estate planning and administration, custodial services and pre-need trusts, as well as institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts. The division also includes financial services, which provide the sale of mutual funds, annuities, and insurance products. AmeriServ Wealth and Capital Management also offers the union collective investment funds, the ERECT funds, which are designed to use union pension dollars in construction projects that utilize union labor.

We believe that the loss of one depositor or a related group of depositors would not have a materially adverse effect on the Bank’s business. The Bank’s business is not seasonal, nor does it have any risks attendant to foreign sources. A significant majority of the Bank’s customer base is located within a 250-mile radius of Johnstown, Pennsylvania, the Bank’s headquarters.

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the PDB. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios of the Bank at December 31, 2024:

AmeriServ Financial Bank	Johnstown, PA
Total Assets	$1,417,476
Total Investment Securities (net of allowance for credit losses)	215,304
Total Loans and Loans Held for Sale (net of unearned income)	1,068,409
Total Deposits	1,202,928
Total Net Income	7,081
Asset Leverage Ratio	9.15%
Return on Average Assets	0.51
Return on Average Equity	5.69
Total Full-time Equivalent Employees	278

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

The following summarizes and describes the Company’s various loan categories, and the underwriting standards applied to each:

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

Commercial Loans Secured by Non-Owner Occupied Real Estate

This category includes various types of loans, including acquisition and construction of investment property. Maximum term, minimum cash flow coverage, leasing requirements, maximum amortization and maximum loan to value ratios are controlled by the Bank’s credit policy and follow industry guidelines and norms, and regulatory limitations. Personal guarantees are frequently required on CRE loans, especially if there is a speculative component to the credit. In addition to economic risk, this category is subject to geographic and portfolio concentration risk, each of which are monitored and considered in underwriting.

The Company utilizes a robust and diligent risk management framework to monitor the non-owner occupied commercial real estate segment of the portfolio. This analysis considers more forward-looking credit metrics such as stress test results and underwriting trend data, coupled with risk tolerance and concentration guidelines. The process is intended to allow identification of emerging risk, in part, to determine any future change to lending policy, underwriting practices or broader lending strategy prior to any indication of performance deterioration.

The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. At December 31, 2024, the Bank’s non-owner occupied commercial real estate loan concentration stood at 379% of total regulatory capital. It should be noted that this ratio increased from 375% at December 31, 2023, due to growth in non-owner occupied commercial real estate loan balances which more than offset the increase in total regulatory capital between years. Further, non-owner occupied commercial real estate loans represented 51.3% and 49.3% of total loans as of December 31, 2024 and 2023, respectively.

The following table presents our non-owner occupied commercial real estate loan portfolio by property type.

	DECEMBER 31, 2024
	COMMERCIAL	COMMERCIAL
	REAL ESTATE	REAL ESTATE	OTHER COMMERCIAL
	(NON-OWNER OCCUPIED) -	(NON-OWNER OCCUPIED) -	REAL ESTATE
	RETAIL	MULTI-FAMILY	(NON-OWNER OCCUPIED)	TOTAL

	(IN THOUSANDS)
1-4 unit residential	$—	$—	$30,036	$30,036
Multi-family	—	114,055	—	114,055
Mixed use - apartments & retail/office	—	18,309	—	18,309
Retail strip plaza	57,674	—	—	57,674
Mall	3,622	—	—	3,622
Major shopping center with anchor tenants	30,201	—	—	30,201
Commercial office - urban	—	—	22,160	22,160
Commercial office - suburban	—	—	27,675	27,675
Hotel/motel	—	—	38,324	38,324
Retail/service shops	90,281	—	—	90,281
Personal care/hospital/medical office	—	—	20,783	20,783
Manufacturing/warehouse	—	—	87,748	87,748
Other	—	—	1,063	1,063
Land acquisition and development	—	—	6,093	6,093
Total	$181,778	$132,364	$233,882	$548,024

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

Secondary Market Activities

The residential lending department of the Bank originates one-to-four family mortgage loans for customers, some of which are sold to outside investors in the secondary market and some of which are retained for the Bank’s portfolio. Mortgages sold in the secondary market are sold to investors on a “flow” basis; mortgages are priced and delivered on a “best efforts” pricing basis, with servicing released to the investor. As previously stated above, Fannie Mae/Freddie Mac guidelines are used in underwriting all mortgages with the exception of a limited amount of Community Reinvestment Act (CRA) loans and internal special programs. Mortgages with longer terms, such as 30-year, FHA, and VA loans, are usually sold. The remaining production of the department includes construction, adjustable-rate mortgages, and quality non-salable loans. These loans are usually kept in the Bank’s portfolio.

Consumer Loans

This category includes consumer installment loans and revolving credit plans. A meaningful portion of this portfolio consists of home equity loans secured by residential real estate. Underwriting is pursuant to industry norms and guidelines. The major risk in this category is a significant economic downturn.

INVESTMENTS

The strategic focus of the investment securities portfolio is managed for liquidity and earnings in a prudent manner that is consistent with proper bank asset/liability management and current banking practices. The objectives of portfolio management include consideration of proper liquidity levels, interest rate and market valuation sensitivity, and profitability. The investment portfolio of the Company and its subsidiary are proactively managed, including in accordance with federal and state laws and regulations and in accordance with generally accepted accounting principles (GAAP). All holdings must meet standards documented in its investment policy, unless otherwise approved by the Company’s CEO or the Asset/Liability Management Committee.

The investment portfolio is primarily made up of AAA rated agency mortgage-backed securities, high quality corporate securities, taxable municipal securities, and agency securities. Management strives to maintain a portfolio duration that is less than 60 months.

Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value with unrealized aggregate appreciation/depreciation excluded from income and credited/charged to accumulated other comprehensive income (loss) within shareholders’ equity on a net of tax basis. The Company measures current expected credit losses on debt securities in accordance with ASC 326, Financial Instruments – Credit Losses. See Note 1 within the Notes to Consolidated Financial Statements for information regarding the Company’s calculation of the allowance for credit losses on both the held to maturity and available for sale investment securities portfolios.

The following table sets forth the weighted average yield for each type of investment security and range of maturity as of December 31, 2024. Yields are not presented on a tax-equivalent basis but are based upon the cost basis and are weighted for the scheduled maturity.

Investment securities available for sale:

	AT DECEMBER 31, 2024
					TOTAL
				U.S. AGENCY	INVESTMENT
				MORTGAGE-	SECURITIES
			CORPORATE	BACKED	AVAILABLE
	U. S. AGENCY	MUNICIPAL	BONDS	SECURITIES	FOR SALE
Within 1 year	—%	3.01%	5.15%	3.24%	4.33%
After 1 year but within 5 years	1.79	3.08	6.11	2.22	5.51
After 5 years but within 10 years	1.62	2.28	7.05	2.95	5.62
Over 10 years	2.69	—	4.27	3.20	3.20
Total	1.93	2.71	6.41	3.18	4.14

Investment securities held to maturity:

	AT DECEMBER 31, 2024
					TOTAL
				U.S. AGENCY	INVESTMENT
			CORPORATE	MORTGAGE-	SECURITIES
			BONDS AND	BACKED	HELD TO
	U. S. AGENCY	MUNICIPAL	OTHER	SECURITIES	MATURITY
Within 1 year	—%	3.00%	3.24%	—%	3.10%
After 1 year but within 5 years	—	3.41	5.18	—	3.53
After 5 years but within 10 years	2.01	2.69	7.18	3.89	2.79
Over 10 years	—	3.50	6.68	4.12	4.20
Total	2.01	3.05	5.30	4.11	3.58

DEPOSITS

The Bank believes it has a stable core deposit base made up of traditional commercial bank products that exhibit modest fluctuation during the year, other than jumbo certificates of deposit and certain municipal deposits, which demonstrate some seasonality. The Company also utilizes certain AmeriServ Wealth and Capital Management specialty deposits related to the ERECT funds as a funding source, which serve as an alternative to wholesale borrowings and can exhibit some limited degree of volatility. The Company does not use brokered deposits as a funding source.

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past two calendar years:

	2024		2023

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$178,686	—%	$191,580	—%
Interest bearing	225,741	1.88	225,713	1.80
Savings	120,231	0.10	127,539	0.10
Money market	314,138	2.77	302,964	2.46
Time deposits (1)	330,013	3.75	306,044	3.06
Total deposits	$1,168,809	2.57%	$1,153,840	2.18%
(1)	Time deposits include certificates of deposit (CDs) and individual retirement accounts (IRAs).

The Federal Deposit Insurance Corporation (FDIC) is an independent agency of the United States government that protects bank depositors against loss. The Bank is an FDIC-insured institution; therefore, deposits are insured up to the standard insurance amount of $250,000 per depositor. As of December 31, 2024 and 2023, the estimated amount of uninsured deposits was $435.7 million and $384.5 million, respectively. The estimate of uninsured deposits was done at a single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 50% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized with investment securities or FHLB letters of credit to protect these depositor funds.

The maturities on CDs with balances that exceed the FDIC insurance limit of $250,000 as of December 31, 2024, are as follows:

(IN THOUSANDS)
MATURING IN:
Three months or less	$39,775
Over three through six months	17,377
Over six through twelve months	20,741
Over twelve months	18,009
Total	$95,902

MONETARY POLICIES

Commercial banks are affected by the policies of various regulatory authorities including the Board of Governors of the Federal Reserve System (the Federal Reserve). An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve are open market operations in U.S. Government securities, changes in the federal funds rate and discount rate on member bank borrowings, and changes in reserve requirements on bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rate charges on loans or interest paid for deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

COMPETITION

The Company faces strong competition from other commercial banks, savings banks, credit unions, savings and loan associations, and other financial or investment service institutions for business in the communities it serves. Several of these institutions are affiliated with major banking and financial institutions which are substantially larger and have greater financial resources than the Company. As the financial services industry continues to consolidate, the scope of potential competition affecting the Company will also increase. Brokerage houses, consumer finance companies, insurance companies, financial technology firms, and pension trusts are important competitors for various types of financial services. Personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals. In addition, some of these competitors, such as credit unions, are subject to a lesser degree of regulation or taxation than that imposed on the Company.

MARKET AREA & ECONOMY

Both growth and inflation exceeded expectations in 2024. Gross domestic product growth slowed to 1.6% in the first quarter of 2024, but inflation spiked, sidelining the Federal Reserve until the end of the third quarter of 2024. Growth accelerated to 3.0% in the second quarter and 3.1% in the third quarter, but inflation receded. There was an unprecedented unemployment rise through 2024 due to slower hiring and steady, solid labor force growth. In fact, 2024 was the first time the unemployment rate ever rose more than 0.5% without significant layoffs. The unemployment rate was 4.1% in December. The rise in the unemployment rate during 2024 caused the Federal Reserve to cut interest rates despite economic strength. Market expectations for Fed easing went on a rollercoaster in 2024. Sticky inflation early in the year pulled expectations back, before labor market weakness in the summer reignited calls for quick cuts. The Fed initiated easing with a 50-basis point September cut, followed by 25-basis point cuts at both fourth quarter Federal Open Market Committee meetings. In the waning weeks of 2024, noting stalled inflation, the Fed signaled slower easing in 2025. The U.S. economy expanded at an annualized 2.3% in the fourth quarter of 2024, the slowest growth in three quarters. The 2024 annual growth was 2.5%. The resilience of American consumers was the driving force behind the solid economic growth. Donald Trump won the 2024 presidential election and carried enough House and Senate seats to secure a Republican sweep of both the executive and legislative branches. Weighing President Trump’s plans, traders anticipate inflation and stronger growth, which could lead to higher yields and higher stocks. In 2024, the S&P 500 rose 23.3% and the U.S. Treasury 10-year yield rose 70-basis points to 4.58%. Personal Consumption Expenditures (PCE) inflation receded late in 2024, but not the core Consumer Price Index (CPI). Core PCE inflation was 2.8%, while core CPI inflation was 3.3%.

Johnstown, Pennsylvania, where the Company is headquartered, continues to have a cost of living that is lower than the national average. Johnstown is home to The University of Pittsburgh at Johnstown, Pennsylvania Highlands Community College and Conemaugh Health System. The high-tech defense industry is the main non-health care staple of the Johnstown economy, with the region fulfilling many federal government contracts, punctuated by one of the premier defense trade shows in the U.S., the annual Showcase for Commerce. The city also hosts annual events such as the Flood City Music Festival that attracts several thousand visitors. The Johnstown, PA MSA unemployment rate decreased from a 4.4% average in 2023 to a 4.1% average in 2024. The Johnstown, PA MSA continues to have one of the higher jobless rates among the 18 metropolitan statistical areas across the state. A declining population trend creates a growth challenge moving forward.

Economic conditions are stronger in the State College market and mirror economic conditions experienced in the national economy. The community is a college town, dominated economically and demographically by the presence of the University Park campus of the Pennsylvania State University. “Happy Valley” is another often-used term to refer to the State College area, including the borough and the townships of College, Harris, Patton, and Ferguson. The unemployment rate for the State College MSA decreased from a 2.9% average in 2023 to a 2.7% average in 2024 and remains one of the lowest of all regions in the Commonwealth. A large percentage of the population in State College falls into the 18- to 34-year-old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age.

Hagerstown in Washington County, Maryland offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It has a workforce of over 400,000 with strengths in manufacturing and technology. It also offers an affordable cost of doing business and living, all within an hour of the Washington, D.C./Baltimore regions. There are also plenty of facilities and land slated for industrial/commercial development. Hagerstown has become a choice location for manufacturers, financial services, and distribution companies. The Hagerstown, MD-Martinsburg, WV MSA unemployment rate increased from a 2.8% average in 2023 to a 3.3% average in 2024.

The Company also has loan production offices in Wilkins Township in Allegheny County and Altoona in Blair County, Pennsylvania. Wilkins Township in Allegheny County, Pennsylvania is located 15 miles east of the city of Pittsburgh. While the city is historically known for its steel industry, today its economy is largely based on healthcare, education, technology and financial services. The city of Pittsburgh is home to many colleges, universities and research facilities, the most well-known of which are Carnegie Mellon University, Duquesne University and the University of Pittsburgh. Pittsburgh is rich in art and culture. Pittsburgh museums and cultural sites include the Andy Warhol Museum, the Carnegie Museum of Art, the Frick Art & Historical Center, and Pittsburgh Center for the Arts among numerous others. Pittsburgh is also the home of the Pirates, Steelers and Penguins. The unemployment rate for the Pittsburgh MSA decreased from a 3.7% average in 2023 to a 3.5% average in 2024.

Altoona is the business center of Blair County, Pennsylvania with a strong retail, government and manufacturing base. The top field of employment in Altoona and the metro area is healthcare. Its location along I-99 draws from a large trade area over a wide geographic area that extends to State College and Johnstown. It serves as the headquarters for Sheetz Corporation, which ranks on Forbes’ list of the top privately owned companies. In addition to being located adjacent to I-99 and a major highway system, Altoona also has easy access to rail and air transportation. The average unemployment rate in the Altoona MSA decreased from 3.5% in 2023 to 3.3% in 2024.

HUMAN CAPITAL RESOURCES

The Company’s long-term growth and success also depends on its ability to attract, develop and retain a high-performing workforce that represent the communities in which we operate. The Company strives to provide a work environment that promotes collaboration, productivity, and employee engagement, which in turn drives both employee and customer success, as well as benefits the communities in which the Company does business.

The Company’s executive team and the Compensation/Human Resources Committee of the Board of Directors oversee the strategic management of the Company’s human capital resources, and the Company’s Human Resources Department manages the day-to-day of those resources.

Employee profile

The Company employed 313 people as of December 31, 2024, in full- and part-time positions. Approximately 149 non-supervisory employees of the Company are represented by the United Steelworkers AFL-CIO-CLC, Local Union 2635-06. The Company is under a four-year labor contract with the United Steelworkers Local, which expires on October 15, 2025. The contract calls for annual wage increases of 2% during the life of the contract. The Company has not experienced a work stoppage since 1979. Unionization in financial institutions remains exceptionally low with less than 0.25% of banks nationwide being covered by a collective bargaining agreement. This unique unionization situation creates both challenges and opportunities for the Company. The key goals of organized labor are to provide their members with strong wages and benefits, stable jobs, and safe and respectable workplaces. As a result of these key union goals, the Company’s salaries and benefit costs are higher than its non-union peers as we offer good wages and strong benefits which include affordable health care and strong retirement benefits with a portion of current union employees participating in a defined benefit pension plan. The Company has consistently viewed its positive union relationships as a potential source of additional revenue. Examples of success in these efforts include the previously mentioned ERECT Fund where the wealth and capital management division is trustee for this $253 million fund whose purpose is to invest in commercial construction projects with the requirement that they utilize union labor. The Bank has also been a preferred mortgage and consumer loan provider for the Pennsylvania State Education Association for 11 years which provides us with the opportunity to expand our lending in these products throughout Pennsylvania. Since the inception of the partnership, the Bank has funded over $330 million in mortgage and consumer loans to unionized teachers and their family members.

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

Talent and Promoting Members from Underrepresented Communities

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

The Company is dedicated to recruitment and career development practices that support its employees at all levels of the Company. The Company is committed to having a workforce that reflects the communities in which it serves. The Company strives to promote inclusion through defined Company values and behaviors. The Company is focused on sourcing and hiring with fair and equitable approaches, creating an environment where all employees can develop and thrive.

INDUSTRY REGULATION

The financial services industry, and the operation of bank holding companies, is highly regulated by federal and state law, and by numerous regulations adopted by the federal and state banking agencies. Bank regulation affects all aspects of conducting business as a bank, including such major items as minimum capital requirements, limits on types and amounts of investments, loans and other assets, as well as borrowings and other liabilities, and numerous restrictions or requirements on the loan terms and other products made available to customers, particularly consumers. Federal deposit insurance from the Federal Deposit Insurance Corporation (FDIC) is required for all banks in the United States, and maintaining FDIC insurance requires observation of the various rules of the FDIC, as well as payment of deposit insurance premiums. New branches, or acquisitions or mergers, are required to be pre-approved by the responsible agency, which in the case of the Company is the Federal Reserve and the PDB. The Bank provides detailed financial information to its regulators, including a quarterly call report that is filed pursuant to detailed prescribed instructions to ensure that all U.S. banks report the same way. The U.S. banking laws and regulations are frequently updated and amended, especially in response to crises in the financial industry, such as the global financial crisis of 2008, which resulted in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 (the Dodd-Frank Act), a statute affecting many facets of the financial industry. The Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted into law in 2018 and was designed to ease certain restrictions imposed by the Dodd-Frank Act.

While it is impractical to discuss all laws and regulations that regularly affect the business of the Company, set forth below is an overview of some of the major provisions and statutes that apply.

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

DIVIDEND RESTRICTIONS

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the laws of the Commonwealth of Pennsylvania, the Banking Code, the FDIA and the regulation of the PDB and the Federal Reserve. Under the Banking Act and the FDIA, a bank may not pay any dividends if, after paying such dividends, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

USA PATRIOT ACT

A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The USA Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the Company.

Community Reinvestment Act

All FDIC-insured institutions have a responsibility under the Community Reinvestment Act (CRA) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state-chartered bank, the federal bank regulators are required to assess an institution’s record of compliance with the CRA. On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, the asset size thresholds were updated to account for changes in the banking industry as follows: (a) “small banks” with assets less than $600 million (from less than $376 million), (b) “intermediate banks” with assets between $600 million and $2 billion (from between $376 million and $1.503 billion), and (c) “large banks” with assets greater than or equal to $2 billion (from $1.503 billion), each as adjusted for inflation subsequently. The assets as of December 31st in both of the prior two calendar years will be used to determine the appropriate size threshold. The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. For intermediate banks, the two performance tests will be: Retail Lending Test and the existing CD test, which is the default, but banks can opt-in to the CD Financing Test. The rule also exempts small and intermediate banks from new data collection requirements that apply to banks with assets of at least $2 billion and limits certain data collection and reporting requirements to large banks with assets greater than $10 billion. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

FDIC Insurance of Certain Accounts and Regulation by the FDIC

The Bank is an FDIC insured financial institution whereby the FDIC provides deposit insurance for a certain maximum dollar amount per customer. The Bank, as is true for all FDIC insured banks, is subject to deposit insurance assessments as determined by the FDIC.

Under the FDIC’s risk-based deposit premium assessment system, the assessment rates for an insured depository institution (IDI) are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the Deposit Insurance Fund (DIF). As a result of the Dodd-Frank Act, the calculated assessment rate is applied to average consolidated assets less the average tangible equity of the IDI during the assessment period to determine the dollar amount of the quarterly assessment. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and leases and/or other higher risk assets increase, or balance sheet liquidity decreases. In addition, the FDIC can impose special assessments in certain instances. Deposit insurance assessments fund the DIF.

On November 16, 2023, the FDIC adopted a final rule on special assessment to recover the losses to the DIF from the protection of uninsured depositors following the closures of Silicon Valley Bank, Santa Clara, CA, and Signature Bank, New York, NY during March 2023. The assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits, reported for the quarter that ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. The FDIC retained the ability to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment to collect the difference between actual losses and the amounts collected after the receiverships for Silicon Valley Bank and Signature Bank terminate. The final rule was effective April 1, 2024, with the first collection for the special assessment reflected on the invoice for the first quarterly assessment period of 2024 with a payment date of June 28, 2024. The special assessment applies only to banking organizations with $5 billion or more in total consolidated assets. As such, it does not apply to the Company.

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

Governance

The Company’s information technology resources are managed by the Information Technology Department, which is responsible for the first line of defense – identifying, assessing, and managing material risks from cybersecurity threats. The Information Technology Department is managed by the Chief Information Officer (CIO), who reports to the Company’s President and CEO. The present CIO has been employed by the Company in the information technology area for three years and was previously the CISO at the Company for two years. The present CIO has over 36 years of IT experience, 13 of that in banking. The CIO holds a current Certified Information Systems Security Professional (CISSP) designation.

The Chief Information Security Officer (CISO) whose responsibilities constitute the second line of defense provides the vision, leadership, and strategies necessary to protect the information security of the Company. The CISO manages policy, procedure, and process to ensure the execution of the Company’s Information Security and Business Continuity/ Disaster Recovery (BC/DR) Programs. The CISO reports directly to the Chief Risk Officer to provide segregation between the first and second line of defense. The Information Security Department, among other duties, supervises internal employee training relating to cybersecurity risks, conducts access reviews relating to the Company’s information systems, and monitors implemented security measures. The CISO has over 30 years of IT and IT security experience in various organizations with 14 years in the banking industry.

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

ITEM 2.   PROPERTIES

The principal offices of the Company occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus eleven floors of the building adjacent thereto. The Company occupies the main office, and its subsidiary entity has 13 locations which are owned. Seven additional locations are leased with terms expiring from April 30, 2025 to December 31, 2033.

ITEM 3.   LEGAL PROCEEDINGS

The Company is subject to various types of lawsuits and claims arising in the ordinary course of business. In the opinion of management, after review and consultation with counsel, there are no material legal proceedings currently pending to which the Company or its subsidiary is a party or of which any of their property is the subject.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of March 10, 2025, the Company had 2,439 shareholders of record for its common stock. The Company’s common stock is traded on The NASDAQ Stock Market under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

			CASH
	PRICES		DIVIDENDS
	HIGH	LOW	DECLARED
Year ended December 31, 2024:
First Quarter	$3.27	$2.39	$0.03
Second Quarter	2.86	2.26	0.03
Third Quarter	2.79	2.27	0.03
Fourth Quarter	3.04	2.58	0.03
Year ended December 31, 2023:
First Quarter	$4.09	$3.05	$0.03
Second Quarter	3.28	2.46	0.03
Third Quarter	3.33	2.41	0.03
Fourth Quarter	3.28	2.51	0.03

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

On June 13, 2024, the Company entered into a Stock Purchase Agreement with Driver Opportunity Partners (Driver), in connection with a settlement agreement. In accordance with the agreement, the Company repurchased 628,003 shares of common stock from Driver at a per share price of $2.38. The Driver share repurchase was authorized by the Board of Directors.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company including the related notes thereto, included elsewhere herein.

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2024	2023	2022	2021	2020

	(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$66,505	$60,860	$49,058	$46,669	$46,882
Total interest expense	30,457	24,840	8,495	7,586	10,515
Net interest income	36,048	36,020	40,563	39,083	36,367
Provision for credit losses	884	7,429	50	1,100	2,375
Net interest income after provision for credit losses	35,164	28,591	40,513	37,983	33,992
Total non-interest income	17,975	16,389	16,692	17,761	16,275
Total non-interest expense	48,740	49,368	48,004	46,970	44,455
Income (loss) before income taxes	4,399	(4,388)	9,201	8,774	5,812
Provision (benefit) for income taxes	798	(1,042)	1,753	1,702	1,214
Net income (loss)	$3,601	$(3,346)	$7,448	$7,072	$4,598
PER COMMON SHARE DATA:
Basic earnings per share	$0.21	$(0.20)	$0.44	$0.41	$0.27
Diluted earnings per share	0.21	(0.20)	0.43	0.41	0.27
Cash dividends declared	0.120	0.120	0.115	0.100	0.100
Book value at period end	6.49	5.96	6.20	6.82	6.12
BALANCE SHEET AND OTHER DATA:
Total assets	$1,422,362	$1,389,638	$1,363,874	$1,335,560	$1,282,733
Loans and loans held for sale, net of unearned income	1,068,409	1,038,401	990,825	986,037	978,345
Allowance for credit losses - loans	13,912	15,053	10,743	12,398	11,345
Investment securities, net of allowance for credit losses:
Available for sale	155,620	165,711	179,508	163,171	144,165
Held to maturity	63,837	63,979	61,878	53,751	44,222
Deposits	1,200,995	1,158,360	1,108,537	1,139,378	1,054,920
Total borrowed funds	101,687	115,556	138,373	72,837	114,080
Shareholders’ equity	107,248	102,277	106,178	116,549	104,399
Full-time equivalent employees	302	307	315	304	299
SELECTED FINANCIAL RATIOS:
Return on average assets	0.26%	(0.25)%	0.55%	0.52%	0.37%
Return on average total equity	3.46	(3.23)	6.83	6.48	4.52
Loans and loans held for sale, net of unearned income, as a percentage of deposits, at period end	88.96	89.64	89.38	86.54	92.74
Common stock cash dividends as a percentage of net income (loss)	55.99	(61.48)	26.41	24.14	37.09
Interest rate spread	2.41	2.47	3.11	3.01	3.01
Net interest margin	2.81	2.86	3.27	3.15	3.19
Allowance for credit losses - loans as a percentage of loans, net of unearned income, at period end	1.30	1.45	1.08	1.26	1.16
Non-performing loans as a percentage of loans, at period end	1.02	1.19	0.52	0.34	0.34
Net charge-offs as a percentage of average loans	0.19	0.35	0.17	—	0.03

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

PERFORMANCE OVERVIEW. The following table summarizes some of the Company’s key profitability performance indicators.

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS, EXCEPT
	PER SHARE DATA AND RATIOS)
Net income (loss)	$3,601	$(3,346)
Diluted earnings per share	0.21	(0.20)
Return on average assets	0.26%	(0.25)%
Return on average equity	3.46	(3.23)

The Company reported net income of $3,601,000, or $0.21 per diluted common share, for 2024. This compares to a net loss of $3,346,000, or $0.20 per diluted common share, for 2023. The year concluded with positive momentum driven by the Company’s strongest quarterly loan and deposit growth during the fourth quarter of 2024. Total loans grew by $30 million, or 2.9%, and deposits increased by $43 million, or 3.7%, for 2024. The earnings improvement between years was driven by the favorable comparison in the provision for credit losses, improved total revenue, and lower non-interest expense. Specifically, the lower provision for credit losses for 2024 reflects provision recoveries recognized in both the loan and securities portfolios during the first and third quarters while the 2023 provision was significantly higher due to the negative impact that the Rite Aid bankruptcy had on several commercial real estate properties. The Company saw solid growth in net interest income as its fourth quarter net interest margin increased by 17-basis points on a sequential basis. The community banking business continued to benefit from diversified revenue streams, with strong revenue and profit contribution from the wealth management division which caused total non-interest income to represent 33% of total revenue for 2024. Finally, because of the changing interest rate environment and effective capital management, the Company’s book value and tangible book value per share increased by 8.9% to $6.49 and 9.7% to $5.66(1), respectively, during the 2024 year.

The Company reported a net loss of $3.3 million, or $0.20 per diluted common share, in 2023. This compared to net income of $7.4 million, or $0.43 per diluted common share in 2022. The net loss was caused primarily by an increased provision for credit losses related to certain commercial real estate loans as well as management’s decision to execute an investment portfolio repositioning strategy. Additionally, total non-interest expense was higher for 2023, due to additional legal and professional services costs caused by litigation and responses to the actions of an activist investor. Overall, the Company’s 2023 net loss reflects the significantly higher provision for credit losses, decreased levels of both net interest income and non-interest income, and increased total non-interest expense.

(1)	Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

NET INTEREST INCOME AND MARGIN. The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company’s net interest income performance for the years ended December 31, 2024 and 2023:

	YEAR ENDED DECEMBER 31,
	2024	2023	CHANGE	% CHANGE

	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$66,505	$60,860	$5,645	9.3%
Interest expense	30,457	24,840	5,617	22.6
Net interest income	$36,048	$36,020	$28	0.1
Net interest margin	2.81%	2.86%	(0.05)%	N/M

N/M – Not meaningful

The Company’s net interest income for the full year of 2024 increased by $28,000, or 0.1%, when compared to the full year of 2023. The Company’s net interest margin was 2.81% for the full year of 2024 representing a five-basis point decline from the full year of 2023. The decrease reflects net interest margin compression which existed for most of 2024 due to inversion in the U.S. Treasury yield curve. However, after demonstrating relative stability through the first three quarters of 2024, the net interest margin percentage improved meaningfully since the third quarter of 2024 by 17-basis points. With the Federal Reserve’s action to ease monetary policy beginning in September 2024 and continuing through the end of the year, the net interest margin improved as the U.S. Treasury yield curve became less inverted in the short end and began to exhibit a more normal shape in the mid to longer portion of the curve. Due to the favorable change in national interest rates, the Company believes that its balance sheet is well positioned for further quarterly net interest income growth and net interest margin improvement in 2025.

Overall, in 2024, the average balance of total interest earning assets was higher than the full year of 2023 average, totaling $1.3 billion. Specifically, total loans averaged $1.038 billion in 2024 which was $40.5 million, or 4.1%, higher than the 2023 full year average. Short-term investments and bank deposits averaged $3.9 million in 2024 which was relatively unchanged from the 2023 full year average. Total investment securities averaged $253.5 million in 2024 which was $8.7 million, or 3.3%, lower than the 2023 full year average. The increase in the average balance of total interest earning assets along with an improvement in the yield on earning assets, which increased from 4.84% to 5.18%, resulted in total interest income increasing by $5.6 million, or 9.3%, between years.

Total deposits, including non-interest bearing demand deposits, averaged $1.169 billion for the full year of 2024, which was $15.0 million, or 1.3%, higher than the $1.154 billion average for the full year of 2023. The 2024 full year average of short-term and FHLB borrowed funds was $79.6 million, which represented an increase of $21.6 million, or 37.3%. Overall, the cost of total interest bearing liabilities increased from 2.36% to 2.77% which resulted in total interest expense increasing by $5.6 million, or 22.6%, between years.

COMPONENT CHANGES IN NET INTEREST INCOME: 2024 VERSUS 2023. Regarding the separate components of net interest income, the Company’s total interest income in 2024 increased by $5.6 million, or 9.3%, when compared to 2023. Overall, the 2024 full year average balance of total interest earning assets increased over last year’s full year average by $31.8 million, or 2.5%, as there was an increased level of average total loans which was partially offset by decreased levels of short-term investments and bank deposits and total investment securities. In addition, interest income was favorably impacted by an increase in the earning asset yield which improved by 34-basis points from 4.84% to 5.18%. Most categories within the earning asset base, particularly loans and investment securities, demonstrated an interest income increase between years. The average total loan portfolio yield increased by 29-basis points from 5.18% to 5.47% in 2024 while the average yield on total investment securities increased by 32-basis points from 3.43% to 3.75%.

Total average loans for the full year of 2024 were higher than the 2023 average by $40.5 million, or 4.1%. In 2024, new loan originations exceeded payoff activity, resulting in total loans, on an end of period basis, demonstrating growth of $30.0 million, or 2.9%, since December 31, 2023. Loan originations were strongest in the fourth quarter of 2024 and more than doubled payoff activity. Overall, total loans averaged $1.038 billion for 2024. Total loan interest income improved between years due to the higher national interest rate environment during 2024, the increased level of average total loans outstanding, and also, a portion of CRE loans, that were booked at the onset of the COVID pandemic when interest rates were low, repriced upward during the fourth quarter of 2024. These favorable items resulted in total loan interest income improving by $5.1 million, or 9.9%, for the full year of 2024 when compared to last year.

Total investment securities averaged $253.5 million for the full year of 2024, which was $8.7 million, or 3.3%, lower than the $262.2 million average for the full year of 2023. The decrease reflects management’s strategy to allocate more cash flow from the securities portfolio to higher yielding loans while the Company controlled the amount of high cost overnight borrowed funds. Thus, new investment security purchases were primarily used to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to public fund deposits. The improved yields for new securities purchases, along with management’s execution of an investment portfolio repositioning strategy in late December 2023, caused interest income from investments to increase by $515,000, or 5.7%, for the full year of 2024 compared to the full year of 2023. Finally, the full year of 2024 total average balance of short-term investments and bank deposits remained relatively consistent with last year totaling $3.9 million, as the Company re-deployed its excess liquidity into higher yield loans.

On the liability side of the balance sheet, the full year of 2024 total average deposits were $15.0 million, or 1.3%, higher when compared to 2023. The increase reflects the Company’s successful business development efforts, which more than offset a portion of the funds leaving the balance sheet from normal deposit run-off caused by greater pricing competition in the market to retain deposits because of the interest rate environment. The Company’s core deposit base continued to demonstrate the strength and stability that it has for many years. Total deposits grew during 2024 by $42.6 million, or 3.7%, on an end of period basis since December 31, 2023, demonstrating customer loyalty and confidence in the Bank. The Company does not utilize brokered deposits as a funding source. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The loan to deposit ratio averaged 89.1% in the fourth quarter of 2024, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility.

Total interest expense increased by $5.6 million, or 22.6%, for the full year of 2024 when compared to last year. Deposit interest expense was higher by $4.4 million, or 21.1%, for the full year as the average volume of total interest-bearing deposits grew by $27.9 million, or 2.9%, for the year. The year-over-year increase in total interest expense was primarily due to the impact of the rising national interest rates experienced during 2023, which resulted in certain deposit products, particularly public funds, which are tied to a market index, repricing upward. Additionally, increased market competition resulted in the Company raising rates on certain shorter-term certificates of deposit to retain funds. Also, there was an unfavorable deposit mix shift as the 2024 average of non-interest-bearing demand deposits declined by $12.9 million, or 6.7%, for the full year while, as mentioned above, total interest-bearing deposits increased. The pace of deposit cost increases slowed during the first three quarters of 2024 and then decreased during the fourth quarter as the Federal Reserve eased monetary policy during the final four months of 2024 by reducing short term interest rates by 100-basis points. This slowdown and reduction in deposit costs contributed to the stabilization and recent improvement in the net interest margin. The Company believes that deposit costs will decline further as the Federal Reserve continues their expected-tempered approach to reduce interest rates. Overall, for the full year of 2024, total interest bearing deposit costs were 2.57%, which was 39-basis points higher than total interest bearing deposit costs of 2.18% for the full year of 2023.

Total borrowings interest expense increased by $1.2 million, or 30.9%, for the full year of 2024 when compared to 2023. The increase primarily resulted from the impact that the higher national interest rates had on total borrowings cost through the first nine months of 2024. The Company’s utilization of overnight borrowed funds in 2024 was lower than the 2023 level while the level of advances from the Federal Home Loan Bank increased. Advances from the Federal Home Loan Bank averaged $51.6 million for the full year of 2024, which was $29.4 million, or 132.7%, higher than the $22.2 million average for the full year of 2023. The Company’s strategy to increase term advances to lock in lower rates than overnight borrowings due to the inversion in the short end of the yield curve has favorably impacted net interest income.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) setting forth (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans for the years ended December 31, 2024 and 2023 was $26,000 and $15,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

	YEAR ENDED DECEMBER 31,
	2024			2023
		INTEREST			INTEREST
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,037,734	$56,785	5.47%	$997,204	$51,643	5.18%
Short-term investments and bank deposits	3,853	250	6.49	3,942	251	6.38
Investment securities:
Available for sale	188,072	7,209	3.83	201,077	7,059	3.51
Held to maturity	65,415	2,287	3.50	61,090	1,922	3.15
Total investment securities	253,487	9,496	3.75	262,167	8,981	3.43
TOTAL INTEREST EARNING ASSETS/ INTEREST INCOME	1,295,074	66,531	5.18	1,263,313	60,875	4.84
Non-interest earning assets:
Cash and due from banks	14,333			15,446
Premises and equipment	18,610			17,270
Other assets	84,041			75,111
Allowance for credit losses	(15,310)			(13,066)
TOTAL ASSETS	$1,396,748			$1,358,074
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$225,741	$4,246	1.88%	$225,713	$4,058	1.80%
Savings	120,231	117	0.10	127,539	124	0.10
Money market	314,138	8,701	2.77	302,964	7,457	2.46
Time deposits	330,013	12,384	3.75	306,044	9,375	3.06
Total interest bearing deposits	990,123	25,448	2.57	962,260	21,014	2.18
Short-term borrowings	27,963	1,582	5.66	35,755	1,944	5.44
Advances from Federal Home Loan Bank	51,590	2,265	4.39	22,167	731	3.30
Subordinated debt	27,000	1,054	3.90	27,000	1,054	3.90
Lease liabilities	4,337	108	2.48	3,238	97	3.00
TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	1,101,013	30,457	2.77	1,050,420	24,840	2.36
Non-interest bearing liabilities:
Demand deposits	178,686			191,580
Other liabilities	12,973			12,507
Shareholders’ equity	104,076			103,567
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,396,748			$1,358,074
Interest rate spread			2.41			2.48
Net interest income/net interest margin (non-GAAP)		36,074	2.81%		36,035	2.86%
Tax-equivalent adjustment		(26)			(15)
Net interest income (GAAP)		$36,048			$36,020

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

	2024 vs. 2023			2023 vs. 2022
	INCREASE (DECREASE)			INCREASE (DECREASE)
	DUE TO CHANGE IN:			DUE TO CHANGE IN:
	AVERAGE			AVERAGE
	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL

	(IN THOUSANDS)
INTEREST EARNED ON:
Loans and loans held for sale, net of unearned income	$2,163	$2,979	$5,142	$854	$9,292	$10,146
Short-term investments and bank deposits	(5)	4	(1)	(300)	342	42
Investment securities:
Available for sale	(472)	622	150	489	960	1,449
Held to maturity	142	223	365	47	120	167
Total investment securities	(330)	845	515	536	1,080	1,616
Total interest income	1,828	3,828	5,656	1,090	10,714	11,804
INTEREST PAID ON:
Interest bearing demand deposits	1	187	188	(11)	2,871	2,860
Savings deposits	(7)	—	(7)	(11)	—	(11)
Money market deposits	282	962	1,244	96	5,353	5,449
Time deposits	776	2,233	3,009	235	6,057	6,292
Short-term borrowings	(438)	76	(362)	1,399	181	1,580
Advances from Federal Home Loan Bank	1,228	306	1,534	(230)	408	178
Lease liabilities	30	(19)	11	(6)	3	(3)
Total interest expense	1,872	3,745	5,617	1,472	14,873	16,345
Change in net interest income	$(44)	$83	$39	$(382)	$(4,159)	$(4,541)

LOAN QUALITY. The Company’s written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer but require independent review and rating concurrence from the Company’s internal Loan Review Department.

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

	AT DECEMBER 31,
	2024	2023

	(IN THOUSANDS,
	EXCEPT PERCENTAGES)
Total accruing loan delinquency	$4,475	$1,818
Total non-accrual loans	10,810	12,167
Total non-performing loans (1)	10,933	12,378
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.42%	0.18%
Non-accrual loans, as a percentage of total loans, net of unearned income	1.01	1.17
Non-performing loans, as a percentage of total loans, net of unearned income (1)	1.02	1.19
Non-performing loans, as a percentage of total assets (1)	0.77	0.89
Total classified loans (loans rated substandard or doubtful) (2)	$23,552	$24,996
(1)	Non-performing loans are comprised of loans that are on a non-accrual basis and loans that are contractually past due 90 days or more as to interest and principal payments.
(2)	Total classified loans include non-performing residential mortgage and consumer loans.

The increase in accruing loan delinquency since year-end 2023 was attributable to delinquency on a commercial loan relationship as well as an increase in residential mortgage and consumer loan delinquency. Non-performing loans totaled $10.9 million, or 1.02% of total loans, at December 31, 2024 which was a decrease from the December 31, 2023 total of $12.4 million, or 1.19% of total loans. The decrease in non-performing loans primarily reflects the Company’s foreclosure of and subsequent transfer to other real estate owned (OREO) of a $1.5 million non-accrual commercial real estate (CRE) loan and a $1.2 million commercial and industrial (C&I) loan returned to accruing status as well as a reduction in non-accrual residential mortgage loans. These decreases were partially offset by the transfer to non-accrual status of a $2.0 million CRE loan and a $400,000 C&I loan. Classified loans decreased $1.4 million, or 5.8%, from December 31, 2023 and totaled $23.6 million at December 31, 2024. Various risk rating as well as charge-down and normal paydown activity impacted classified loan balances during 2024. Specifically, the aforementioned transfer to OREO along with a $1.6 million charge-down of a substandard CRE loan and the risk rating upgrade of a $3.6 million non-owner occupied CRE loan contributed to the decrease in classified loans. These decreases were partially offset by the risk rating downgrade of a $6.4 million commercial and commercial real estate loan relationship.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of December 31, 2024, the 25 largest credits represented 24.0% of total loans outstanding, which represents an increase from December 31, 2023 when it was 22.7%.

ALLOWANCE AND PROVISION FOR CREDIT LOSSES. ASC 326, Financial Instruments - Credit Losses, requires the Company to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held to maturity (HTM) securities, and off-balance sheet credit exposures such as unfunded commitments. In addition, ASC 326 requires credit losses on available for sale (AFS) debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell the security. The Company believes this is a critical accounting policy since it involves significant estimates and judgments.

The following table sets forth the allowance for credit losses and certain ratios for the periods ended.

	AT DECEMBER 31,
	2024	2023

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Allowance for credit losses - loans	$13,912	$15,053
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.30%	1.45%
total non-accrual loans	128.70	123.72
total non-performing loans	127.25	121.61
Allowance for credit losses - securities	$449	$963
Allowance for credit losses - unfunded loan commitments	966	940

For the full year of 2024, the Company recognized an $884,000 provision for credit losses after recognizing a $7.4 million provision in 2023, resulting in a favorable change of $6.5 million. The lower provision for credit losses in 2024 reflects provision recoveries recognized in both the loan and securities portfolios in the first and third quarters which were more than offset by the unfavorable impact charge-off activity had on the loss rates used to calculate the allowance for loan credit losses in accordance with CECL along with growth in the loan portfolio. Additionally, the 2023 provision was significantly higher due to the negative impact that the Rite Aid bankruptcy had on several commercial real estate loan properties along with the recognition of a $926,000 allowance for a subordinated debt investment in the AFS securities portfolio.

The allowance for loan credit losses declined since December 31, 2023 by $1.1 million, or 7.6%, to $13.9 million at December 31, 2024. Overall, the Company continues to maintain solid coverage of both total loans and non-performing loans as the allowance for loan credit losses provided 127% coverage of non-performing loans and 1.30% of total loans at December 31, 2024. This compares to allowance coverage of non-performing loans of 122% and total loans of 1.45% as of December 31, 2023.

The following table sets forth changes specific to the allowance for loan credit losses and certain ratios for the periods ended.

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Loans and loans held for sale, net of unearned income:
Average for the year:
Commercial real estate (owner occupied)	$84,705	$85,590
Other commercial and industrial	147,358	151,378
Commercial real estate (non-owner occupied) - retail	172,347	157,054
Commercial real estate (non-owner occupied) - multi-family	119,860	103,468
Other commercial real estate (non-owner occupied)	235,125	228,314
Residential mortgages	178,582	175,299
Consumer	105,692	101,350
Total loans and loans held for sale, net of unearned income	1,037,734	997,204
At December 31,	1,068,409	1,038,401
As a percentage of average loans:
Net charge-offs (recoveries):
Commercial real estate (owner occupied)	(0.03)%	(0.03)%
Other commercial and industrial	0.26	0.32
Commercial real estate (non-owner occupied) - retail	—	1.29
Commercial real estate (non-owner occupied) - multi-family	—	(0.01)
Other commercial real estate (non-owner occupied)	0.66	0.35
Residential mortgages	(0.01)	0.02
Consumer	0.12	0.15
Total loans and loans held for sale, net of unearned income	0.19	0.35
Provision for credit losses	0.08	0.66
Allowance, as a multiple of net charge-offs	6.88x	4.35x

The following schedule sets forth the allocation of the allowance for loan credit losses among the various loan categories. The entire allowance for loan credit losses is available to absorb future losses in any loan category.

	AT DECEMBER 31,
	2024		2023		2022		2021		2020
		PERCENT		PERCENT		PERCENT		PERCENT		PERCENT
		OF LOANS		OF LOANS		OF LOANS		OF LOANS		OF LOANS
		IN EACH		IN EACH		IN EACH		IN EACH		IN EACH
		CATEGORY		CATEGORY		CATEGORY		CATEGORY		CATEGORY
		TO TOTAL		TO TOTAL		TO TOTAL		TO TOTAL		TO TOTAL
	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial real estate (owner occupied)	$398	8.1%	$1,529	8.6%	$—	—%	$—	—%	$—	—%
Other commercial and industrial	2,860	13.8	3,030	15.4	—	—	—	—	—	—
Commercial (owner occupied real estate and other)	—	—	—	—	2,653	23.1	3,071	25.5	3,472	31.4
Commercial real estate (non-owner occupied) - retail	3,695	17.0	3,488	15.6	—	—	—	—	—	—
Commercial real estate (non-owner occupied) - multi-family	1,478	12.4	1,430	10.6	—	—	—	—	—	—
Other commercial real estate (non-owner occupied)	3,451	21.9	3,428	23.1	5,972	45.5	6,392	43.8	5,373	41.2
Residential mortgages	839	16.6	1,021	16.8	1,380	30.1	1,590	29.2	1,292	25.7
Consumer	1,191	10.2	1,127	9.9	85	1.3	113	1.5	115	1.7
Allocation to general risk	—	—	—	—	653	—	1,232	—	1,093	—
Total	$13,912	100.0%	$15,053	100.0%	$10,743	100.0%	$12,398	100.0%	$11,345	100.0%

The disproportionately higher allocations for commercial loans, including commercial loans secured by owner occupied real estate and commercial & industrial loans, and commercial loans secured by non-owner occupied real estate reflect the increased credit risk associated with those types of lending, the Company’s historical loss experience in these categories, and other qualitative factors.

The allowance for credit losses on the investment securities portfolio was comprised of $360,000 on available for sale securities and $89,000 on held to maturity securities as of December 31, 2024. This compares to $926,000 on available for sale securities and $37,000 on held to maturity securities as of December 31, 2023. The allowance for credit losses on available for sale securities decreased $566,000, or 61.1%, since year-end 2023 due to the successful sale of the Signature Bank subordinated debt investment which was partially offset by the establishment of an allowance for credit losses on another corporate available for sale security that was deemed to be credit impaired in 2024.

Based on the Company’s current allowance for credit losses methodology and the related assessment of the inherent risk factors contained within the Company’s investment securities and loan portfolios, we believe that the allowance for credit losses was adequate at December 31, 2024 to cover losses within the Company’s investment securities and loan portfolios.

NON-INTEREST INCOME. Non-interest income for 2024 totaled $18.0 million, an increase of $1.6 million, or 9.7%, from 2023. Factors contributing to the higher level of non-interest income in 2024 included:

●	during the first quarter of 2023, the Company recognized a $1.7 million gain from AmeriServ Financial Bank selling all 7,859 shares of Class B common stock of Visa Inc. There was no such gain in 2024;
●	a $1.3 million, or 73.4%, increase in other income due to the necessary adjustments to the fair value of a risk participation agreement as well as the credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing its interest rate risk position. These adjustments reflect the changing national interest rates which favorably impacted 2024 by $866,000. Also favorably impacting other income was the Company recognizing a $250,000 signing bonus in 2024 that resulted from successful negotiations related to the renewal of an expiring contract with Visa;

●	wealth management fees improved by $1.1 million, or 9.3%, due in part to a strong performance from Financial Services, within our wealth and capital management division, that resulted from new business growth. Also, the increase in wealth management fees reflects the improving market conditions particularly for equity securities as major market indexes continued their ascent to record highs in 2024. Overall, the fair market value of wealth management assets totaled $2.6 billion at December 31, 2024 and increased by $37.7 million, or 1.5%, since December 31, 2023; and
●	the Company recognized a $922,000 loss on an investment portfolio repositioning strategy during 2023. There were no investment security gains or losses recognized in 2024.

Non-interest income for 2023 totaled $16.4 million, a decrease of $303,000, or 1.8%, from 2022. Factors contributing to the lower level of non-interest income in 2023 included:

●	AmeriServ Financial Bank sold all 7,859 shares of the Class B common stock of Visa, Inc., which it owned for a sale price of $1.7 million. The shares had no carrying value on the balance sheet and, as the Bank had no historical cost basis in the shares, the entire sale price was recognized as a gain. The Company elected to capture this gain in 2023 due to the volatility and uncertainty in the financial markets;
●	the Company recognized a $922,000 loss on investment securities during 2023 after selling $16.8 million of available for sale (AFS) investment securities which included both government agency obligations and municipal bonds. No gain or loss on the sale of investment securities was recognized in 2022. The sold securities had an average yield of 3.1% and an effective duration of 3.3 years. The proceeds from this sale were used to purchase new government agency mortgage-backed securities that have a yield of 5.2% and an effective duration of 3.6 years;
●	a $765,000, or 30.0%, decrease in other income due primarily to the recognition of an unfavorable adjustment to the fair market value of a risk participation agreement as well as the recognition of a credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing its interest rate risk position; and
●	a $354,000, or 3.0%, decrease in wealth management fees due to the unfavorable market conditions for both equity securities and particularly bonds which existed for the majority of the 2023 year that more than offset the positive impact of new customer business growth. Overall, the fair market value of wealth management assets totaled $2.5 billion at December 31, 2023.

NON-INTEREST EXPENSE. Non-interest expense for 2024 totaled $48.7 million and decreased by $628,000, or 1.3%, from 2023. Factors contributing to the lower non-interest expense in 2024 included:

●	a $1.2 million, or 4.2%, decrease in salaries and employee benefits due to the net favorable impact of certain items within this broad category. Total salaries cost was down by $847,000, or 4.0%, after the Company incurred additional salary expense in 2023 related to a strategy to consolidate certain executive level positions in the wealth management business. Total health care cost was $516,000, or 13.4%, lower compared to last year and reflects management’s effective negotiations with our current health care provider that resulted in not having to recognize any premium costs in January 2024. These favorable items were partially offset by an increased level of incentive compensation by $294,000, or 25.1%, which corresponds to the strong performance of our wealth and capital management division;
●	a $533,000, or 10.0%, decrease in professional fees. Professional fees in both 2024 and 2023 were impacted by litigation and responses to the actions of an activist shareholder. These activist related costs amounted to $1.5 million for 2024 compared to $2.2 million for 2023 as a Cooperation and Settlement Agreement was reached with the activist shareholder in June 2024;
●	a $479,000, or 17.3%, increase in other expense due primarily to the recognition of a pension settlement charge totaling $471,000 in 2024. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year;
●	a $385,000, or 8.7%, increase in data processing and IT expense due to additional expenses related to monitoring our computing and network environment; and
●	a $306,000, or 42.8%, increase in FDIC insurance due to an increase in both the asset assessment base as well as the assessment rate.

Non-interest expense for 2023 totaled $49.4 million and increased by $1.4 million, or 2.8%, from 2022. Factors contributing to the higher non-interest expense in 2023 included:

●	the rise in total non-interest expense was primarily due to increased legal and professional fees related to the activities of an activist investor and a proxy contest relating to the Company’s 2023 annual meeting. These costs amounted to $2.2 million for the full year of 2023. As expected, costs related to the activist shareholder declined as the year progressed;
●	a $2.5 million, or 47.7%, reduction in other expense as the Company did not have to recognize a pension settlement charge in 2023;
●	a $1.1 million, or 4.0%, increase in salaries and employee benefits expense. The increase was attributable to management restructuring costs within the wealth and capital management division, annual employee merit increases, a greater level of full-time equivalent employees as the Company filled certain open positions that were vacant, and the impact that inflationary pressures were having on the cost of new hires. Partially offsetting the higher level of salaries were lower incentive compensation and reduced pension expense as there were fewer employees in the defined benefit pension plan due to numerous retirements over the past few years;
●	a $485,000, or 12.3%, increase in data processing and IT expenses due to increased software costs from our core data provider and additional expenses related to monitoring our computing and network environment; and
●	a $200,000, or 38.8%, increase in FDIC insurance due to an increase in both the asset assessment base as well as the assessment rate.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $798,000, or an effective tax rate of 18.1%, in 2024 compared to an income tax benefit of $1.0 million in 2023. The income tax benefit in 2023 resulted from the Company’s recognition of a net loss. The Company’s deferred tax asset was $1.4 million at December 31, 2024 compared to $2.7 million at December 31, 2023, resulting primarily from the change in the allowance for credit losses, the fair value of the available for sale investment securities portfolio, and the pension liability, which were partially offset by the net operating loss.

SEGMENT REPORTING. The chief operating decision maker of the Company is our President and Chief Executive Officer (CEO). The CEO has authority over all divisions within the Company. While the CEO monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Additionally, the Company’s Board of Directors evaluates performance on a macro level basis and reviews financial reports that describe the consolidated operating performance of all the divisions of the Company. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

BALANCE SHEET. The Company’s total consolidated assets of $1.422 billion at December 31, 2024 increased by $32.7 million, or 2.4%, from the $1.390 billion level at December 31, 2023. This change was related to increased levels of cash and cash equivalents, total loans, other real estate owned (OREO) and repossessed assets, and other assets, which were partially offset by a decrease in investment securities. Specifically, loans and loans held for sale increased by $30.0 million, or 2.9%, as new loan originations exceeded payoff activity. Loan originations were strongest in the fourth quarter of 2024 and more than doubled payoff activity. Cash and cash equivalents increased by only $3.7 million, or 26.5%, as the excess liquidity created by the decrease in total investment securities and the increase in total deposits was primarily redirected to the loan portfolio. OREO and repossessed assets increased $1.7 million due to the foreclosure of a non-owner occupied commercial real estate loan secured by an office property during the second quarter of 2024. Finally, other assets increased $6.9 million, or 18.8%, due to an increase in the positive balance of the accrued pension liability. These increases were partially offset by a decrease of $10.2 million, or 4.5%, in total investment securities. The decrease reflects management’s strategy to allocate more cash flow from the securities portfolio to higher yielding loans while the Company controlled the amount of high cost overnight borrowed funds.

Total deposits increased by $42.6 million, or 3.7%, during 2024. This demonstrates customer confidence and the strength and loyalty of our core deposit base along with successful business development efforts, which more than offset a portion of funds leaving the balance sheet due to greater pricing competition. As of December 31, 2024, the 25 largest depositors represented 27.6% of total deposits, which is an increase from December 31, 2023 when it was 22.4%. As of December 31, 2024 and 2023, the estimated amount of uninsured deposits was $435.7 million and $384.5 million, respectively. The estimate of uninsured deposits was done at a single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 50% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized with investment securities or FHLB letters of credit to protect these depositor funds. Total borrowings have decreased by $14.8 million, or 17.3%, since year-end 2023. This change was driven by a decrease in short-term borrowings which was partially offset by an increase in FHLB term advances. Specifically, short-term borrowings decreased by $26.3 million, or 64.2%. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. In addition, the inversion in the yield curve has caused FHLB term advances to have rates that are lower than the cost of overnight borrowed funds. Therefore, FHLB term advances increased in 2024 by $11.5 million, or 25.8%.

The Company’s total shareholders’ equity increased by $5.0 million, or 4.9%, since year-end 2023. Capital was increased during 2024 by the Company’s $3.6 million of net income and the positive impact on accumulated other comprehensive loss from the recognition of the settlement charge in connection with the defined benefit pension plan and the revaluation of the pension obligation totaling $4.3 million, the increased market value of the available for sale investment securities portfolio totaling $398,000, and the fair value adjustment on the interest rate hedges totaling $217,000. These increases were partially offset by the $2.0 million common stock cash dividend and the $1.5 million common stock repurchase completed in accordance with the Stock Purchase Agreement executed with the activist shareholder. The Company returned approximately 56% of its 2024 earnings to its shareholders through the quarterly common stock cash dividend. The Company continues to be considered well capitalized for regulatory purposes with a risk based capital ratio of 12.70% and an asset leverage ratio of 7.68% at December 31, 2024. The Company’s book value per common share was $6.49 while its tangible book value per common share was $5.66(1) at December 31, 2024. The increase in the Company’s book value and tangible book value per share in 2024 reflects the favorable adjustment for both the unrealized loss on available for sale securities and the Company’s defined benefit pension plan and the accretive repurchase of 628,003 shares of common stock from the activist shareholder. In addition, the Company’s equity to assets ratio was 7.54% and its tangible common equity to tangible assets ratio was 6.64%(1) at December 31, 2024.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

LIQUIDITY. The Company’s liquidity position continues to be strong. Total average deposits for the full year of 2024 were $15.0 million, or 1.3%, higher compared to the 2023 full year average. The increase is reflective of the Company’s successful business development efforts, which more than offset a portion of the funds leaving the balance sheet from normal deposit run-off caused by greater pricing competition in the market to retain deposits because of the interest rate environment. The Company’s core deposit base continued to demonstrate the strength and stability that it has for many years. Total deposits grew during 2024 by $42.6 million, or 3.7%, on an end of period basis since December 31, 2023, demonstrating customer loyalty and confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source. In addition to its strong, loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. Overall, the core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities is used to help fund loan growth.

Average short-term investments remained relatively stable during 2024 compared to last year, decreasing slightly by $89,000, or 2.3%. Advances from the FHLB averaged $51.6 million in 2024 which was $29.4 million, or 132.7%, higher than the $22.2 million average in 2023. Management’s strategy to increase term advances to lock in lower rates than overnight borrowings due to the inversion in the short end of the yield curve has favorably impacted net interest income. Management continues to monitor the changing economic conditions and adjust pricing strategies accordingly which largely determines customer behavior and the level of total deposits as well as shifts within the total deposit mix. Diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. The Company’s utilization of overnight borrowed funds during 2024 was lower than the 2023 level. Short-term borrowings averaged $28.0 million in 2024 after averaging $35.8 million in 2023. Continued loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. In 2024, purchases of securities were slow as more funds were allocated to the loan portfolio. Loan pipelines are currently at a typical level. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 88.8% in 2024, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $3.7 million from December 31, 2023 to $17.7 million at December 31, 2024 due to $24.1 million of net cash provided in financing activities and $2.7 million of net cash provided by operating activities more than offsetting $23.1 million of net cash used in investing activities. Within investing activities, cash advanced for new loans originated totaled $183.0 million and was $33.5 million higher than the $149.5 million of cash received from loan principal payments. Within financing activities, total short-term borrowings decreased by $26.3 million, total FHLB borrowings increased by $11.5 million while total deposits increased by $42.6 million.

The holding company had $6.8 million of cash, short-term investments, and investment securities at December 31, 2024, which represents a $1.4 million decrease from the holding company’s cash position since December 31, 2023. Dividend payments from our subsidiaries provided ongoing cash to the holding company. At December 31, 2024, our subsidiary Bank had $2.9 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payout level with respect to its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $17.7 million and $14.0 million at December 31, 2024 and 2023, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At December 31, 2024, the Company had $277 million of overnight borrowing availability at the FHLB, $41 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES. The Bank exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Company’s common equity tier 1 capital ratio was 9.19%, the tier 1 capital ratio was 9.19%, and the total capital ratio was 12.70% at December 31, 2024. The Company’s tier 1 leverage ratio was 7.68% at December 31, 2024. We anticipate that we will maintain our strong capital ratios throughout 2025.

Capital generated from earnings will be utilized to pay the common stock cash dividend and will support controlled balance sheet growth. Total Parent Company cash was $6.8 million at December 31, 2024. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 379% of regulatory capital at December 31, 2024. It should be noted that this ratio increased from 375% at December 31, 2023 due to growth in non-owner occupied commercial real estate loan balances which more than offset the increase in total regulatory capital between years.

Our focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. The Company’s Board of Directors expects to continue the common stock dividend at its current level of $0.03 per quarter given the Company’s strong capital position and projected earnings power. While the Company has frequently executed common stock buyback programs in the past, we presently do not have one in place due to the reduced level of our tangible common equity ratio at 6.64%(1). At December 31, 2024, the Company had approximately 16.5 million common shares outstanding.

During 2024, the Company executed a Stock Purchase Agreement with an activist shareholder, Driver Opportunity Partners (Driver), in connection with a settlement agreement. Under the stock purchase agreement, the Company repurchased 628,003 shares of common stock from Driver at a per share price of $2.38. Because the shares were acquired at a price below book value, the stock repurchase was accretive to all shareholders.

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

The following table presents a summary of the Company’s static GAP positions at December 31, 2024:

		OVER	OVER
		3 MONTHS	6 MONTHS
	3 MONTHS OR	THROUGH	THROUGH	OVER
INTEREST SENSITIVITY PERIOD	LESS	6 MONTHS	1 YEAR	1 YEAR	TOTAL

	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$282,791	$44,696	$119,585	$621,337	$1,068,409
Investment securities	20,615	10,781	19,104	169,406	219,906
Short-term assets	3,855	—	—	—	3,855
Regulatory stock	4,759	—	—	2,125	6,884
Bank owned life insurance	—	—	39,923	—	39,923
Total rate sensitive assets	$312,020	$55,477	$178,612	$792,868	$1,338,977
RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$—	$—	$—	$171,622	$171,622
Interest bearing demand deposits	192,497	1,495	2,990	145,176	342,158
Savings	670	670	1,340	116,799	119,479
Money market	67,238	6,332	12,663	145,191	231,424
Time deposits (1)	74,682	35,581	54,596	171,453	336,312
Total deposits	335,087	44,078	71,589	750,241	1,200,995
Borrowings	45,950	4,413	3,578	47,746	101,687
Total rate sensitive liabilities	$381,037	$48,491	$75,167	$797,987	$1,302,682
INTEREST SENSITIVITY GAP:
Interval	$(69,017)	$6,986	$103,445	$(5,119)	—
Cumulative	$(69,017)	$(62,031)	$41,414	$36,295	$36,295
Period GAP ratio	0.82X	1.14X	2.38X	0.99X
Cumulative GAP ratio	0.82	0.86	1.08	1.03
Ratio of cumulative GAP to total assets	(4.85)%	(4.36)%	2.91%	2.55%
(1)	Time deposits include certificates of deposit (CDs) and individual retirement accounts (IRAs).

When December 31, 2024 is compared to December 31, 2023, the Company’s cumulative GAP ratio through three months indicates that the Company’s balance sheet is liability sensitive and demonstrates an increase in the level of liability sensitivity. The increase primarily results from a substantial increase in the level of interest-bearing deposits while short-term borrowings and total rate sensitive assets remained relatively consistent. We experienced a higher level of interest-bearing demand deposits and time deposits which more than offset a decline in the level of money market accounts. The Company’s interest rate sensitivity position shifts from being liability sensitive to an asset sensitive position over six months and beyond as more of our loans begin to reprice. In particular, a significant level of commercial real estate loans that were booked during the onset of COVID when interest rates were significantly lower are scheduled to reprice in the second half of 2025 and through 2026. Finally, the balance of FHLB term advances at December 31, 2024 increased $11.5 million, or 25.8%, from the prior year, due to the modest inversion in the short end of the yield curve resulting in FHLB term advances having interest rates that are lower than the cost of overnight borrowings.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	(0.7)%	2.1%
100 bp increase	(0.3)	2.1
100 bp decrease	(0.1)	(4.4)
200 bp decrease	(0.6)	(11.8)

The Company believes that its overall interest rate risk position is well controlled. The execution of $70 million of interest rate hedges during 2023, in order to fix the cost of certain deposits that are indexed and move with short-term interest rates, reduced the Company’s negative variability of net interest income in a rising interest rate environment and helped slow net interest margin compression. The fed funds rate is currently at a targeted range of 4.25% to 4.50% as the Federal Reserve took action during the third and fourth quarters of 2024 to ease monetary policy and decrease the rate a total of 100 basis points.

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

Within the investment securities portfolio at December 31, 2024, 73.0% of the portfolio was classified as available for sale and 27.0% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There were 259 available for sale securities that were in an unrealized loss position at December 31, 2024. These unrealized losses were primarily a result of increases in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, no provision for credit losses has been recorded for these securities. Management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell a portion of newly originated fixed-rate 30-year mortgage loans into the secondary market (excluding construction and any jumbo loans). The Company sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year ended December 31, 2024, 41.2% of all residential mortgage loan production was sold into the secondary market.

The amount of loans outstanding by category as of December 31, 2024, which are due in (i) one year or less, (ii) more than one year through five years, (iii) more than five years through 15 years, and (iv) over 15 years, are shown in the following table.

		MORE	MORE
		THAN ONE	THAN FIVE
	ONE	YEAR	YEARS
	YEAR OR	THROUGH	THROUGH	OVER 15	TOTAL
	LESS	FIVE YEARS	15 YEARS	YEARS	LOANS

	(IN THOUSANDS, EXCEPT RATIOS)
Commercial real estate (owner occupied)	$3,817	$17,821	$64,315	$1,000	$86,953
Other commercial and industrial	31,475	74,291	16,308	25,177	147,251
Commercial real estate (non-owner occupied) - retail	17,833	59,358	96,520	8,067	181,778
Commercial real estate (non-owner occupied) - multi-family	1,488	41,052	89,799	25	132,364
Other commercial real estate (non-owner occupied)	28,942	81,070	115,589	8,281	233,882
Residential mortgages	1,386	1,309	26,946	147,469	177,110
Consumer	4,869	12,328	42,124	49,290	108,611
Total	$89,810	$287,229	$451,601	$239,309	$1,067,949
Loans with fixed-rate	$37,807	$200,646	$92,670	$130,063	$461,186
Loans with floating-rate	52,003	86,583	358,931	109,246	606,763
Total	$89,810	$287,229	$451,601	$239,309	$1,067,949
Percent composition of maturity	8.4%	26.9%	42.3%	22.4%	100.0%
Fixed-rate loans as a percentage of total loans					43.2%
Floating-rate loans as a percentage of total loans					56.8%

The loan maturity information was based upon original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

The following table summarizes the fixed-rate and floating-rate loans due in more than one year by portfolio segment.

	FIXED-RATE	FLOATING-RATE
	LOANS	LOANS	TOTAL

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$20,025	$63,111	$83,136
Other commercial and industrial	64,845	50,931	115,776
Commercial real estate (non-owner occupied) - retail	47,037	116,908	163,945
Commercial real estate (non-owner occupied) - multi-family	25,759	105,117	130,876
Other commercial real estate (non-owner occupied)	62,759	142,181	204,940
Residential mortgages	153,164	22,560	175,724
Consumer	49,790	53,952	103,742
Total	$423,379	$554,760	$978,139

OFF BALANCE SHEET ARRANGEMENTS. The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $233.2 million and standby letters of credit of $8.7 million as of December 31, 2024.

The Company can also use various interest rate contracts, such as interest rate swaps, caps, and floors to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2024, the Company had $66.5 million in the notional amount of interest rate swap assets outstanding, with a fair value of $4.7 million. Simultaneously, the Company had $66.5 million in the notional amount of interest rate swap liabilities outstanding, with a negative fair value of $4.7 million. The Company entered into a risk participation agreement (RPA) with the lead bank of a commercial real estate loan arrangement. As a participating bank, the Company guarantees the performance on a borrower-related interest rate swap contract. The notional amount of the RPA outstanding at December 31, 2024 was $4.9 million, with a negative fair value of $207,000. In addition, the Company has entered into three interest rate swaps with a total notional value of $70 million in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. At December 31, 2024, the hedges had a negative fair value of $169,000.

As of December 31, 2024 and 2023, municipal deposit letters of credit issued by the Federal Home Loan Bank of Pittsburgh on behalf of AmeriServ Financial Bank naming applicable municipalities as beneficiaries totaled $174.4 million and $121.4 million, respectively. The letters of credit serve as collateral, in place of pledged securities, for municipal deposits maintained at AmeriServ Financial Bank.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES. This document contains certain financial information determined by methods other than in accordance with generally accepted accounting principles in the United States (GAAP). The tangible common equity ratio and tangible book value per share are considered to be non-GAAP measures and are calculated by dividing tangible equity by tangible assets or shares outstanding. The Company believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures, and because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies.

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at December 31, 2024 and 2023 (in thousands, except share and ratio data):

	AT DECEMBER 31,
	2024	2023
Total shareholders’ equity	$107,248	$102,277
Less: Intangible assets	13,688	13,712
Tangible common equity	93,560	88,565
Total assets	1,422,362	1,389,638
Less: Intangible assets	13,688	13,712
Tangible assets	1,408,674	1,375,926
Tangible common equity ratio (non-GAAP)	6.64%	6.44%
Total shares outstanding	16,519,267	17,147,270
Tangible book value per share (non-GAAP)	$5.66	$5.16

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

ACCOUNT — Allowance for credit losses

BALANCE SHEET REFERENCE — Investment securities, net of allowance for credit losses, Allowance for credit losses – loans, Other liabilities

INCOME STATEMENT REFERENCE — Provision for credit losses

DESCRIPTION

The Company measures the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held to maturity (HTM) securities, and off-balance sheet credit exposures such as unfunded commitments. In addition, ASC 326 requires credit losses on available for sale (AFS) debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not, they will be required to sell the security.

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

The allowance for credit losses (ACL) is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible.

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, which considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.

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

FORWARD LOOKING STATEMENTS

THE STRATEGIC FOCUS:

AmeriServ Financial is committed to improving shareholder value by striving for consistently improving financial performance; providing our customers with products and exceptional service for every step in their lifetime financial journey; cultivating an employee atmosphere rooted in trust, empowerment and growth; and serving our communities through employee involvement and a philanthropic spirit. We will strive to provide our shareholders with consistently improved financial performance; the products, services and know-how needed to forge lasting banking for life customer relationships; a work environment that challenges and rewards staff; and the manpower and financial resources needed to make a difference in the communities we serve. Our strategic initiatives will focus on these four key constituencies:

●	Shareholders — We strive to increase earnings per share; identifying and managing revenue growth and expense control; and managing risk. Our goal is to increase value for AmeriServ shareholders by growing earnings per share and narrowing the financial performance gap between AmeriServ and its peer banks. We try to return earnings to shareholders through a combination of dividends and share repurchases (though none are currently authorized) subject to maintaining sufficient capital to support balance sheet growth and economic uncertainty. We strive to educate our employee base as to the meaning/importance of earnings per share as a performance measure. Our goal is to develop a value-added combination for increasing revenue and controlling expenses that is rooted in developing and offering high-quality financial products and services; an existing branch network; electronic banking capabilities with 24/7 convenience; and providing truly exceptional customer service. We explore branch consolidation opportunities and further leverage union affiliated revenue streams, prudently manage the Company’s risk profile to improve asset yields and increase profitability and continue to identify and implement technological opportunities and advancements to drive efficiency for the holding company and its affiliates.
●	Customers — The Company expects to provide exceptional customer service, identifying opportunities to enhance the Banking for Life philosophy by providing products and services to meet the financial needs in

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
●	Staff — We are committed to developing high-performing employees, establishing and maintaining a culture of trust and effectively and efficiently managing staff attrition. We will employ a workforce succession plan to manage anticipated staff attrition while identifying and grooming high performing staff members to assume positions with greater responsibility within the organization. We will employ technological systems and solutions to provide staff with the tools they need to perform more efficiently and effectively.
●	Communities — We will continue to promote and encourage employee community involvement and leadership while fostering a positive corporate image. This will be accomplished by demonstrating our commitment to the communities we serve through assistance in providing affordable housing programs for low-to-moderate-income families; donations to qualified charities; and the time and talent contributions of AmeriServ staff to a wide range of charitable and civic organizations.

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

The foregoing list of important factors is not exclusive, and neither such list, nor any forward-looking statement takes into account the impact that any future acquisition may have on the Company and on any such forward-looking statement.

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

Interest rate risk is the sensitivity of net interest income and the market value of portfolio equity to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and hedges. The Company uses its asset/liability management policy and hedging policy to control and manage interest rate risk. For information regarding the effect of changing interest rates on the Company’s net interest income and market value of its portfolio equity, see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Interest Rate Sensitivity.”

Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as the obligations to depositors, debtholders and to fund operating expenses. The Company uses its asset/liability management policy and contingency funding plan to control and manage liquidity risk. See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Liquidity.”

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2024	2023

	(IN THOUSANDS,
	EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions	$13,891	$9,678
Interest bearing deposits and short-term investments	3,855	4,349
Cash and cash equivalents	17,746	14,027
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $360 on December 31, 2024 and $926 on December 31, 2023)	155,620	165,711
Held to maturity (fair value $58,471 on December 31, 2024 and $58,621 on December 31, 2023; allowance for credit losses $89 on December 31, 2024 and $37 on December 31, 2023)	63,837	63,979
Loans held for sale	460	130
Loans (net of unearned income $517 on December 31, 2024 and $483 on December 31, 2023)	1,067,949	1,038,271
Less: Allowance for credit losses	13,912	15,053
Net loans	1,054,037	1,023,218
Premises and equipment:
Operating lease right-of-use asset	1,550	646
Financing lease right-of-use asset	2,331	2,384
Other premises and equipment, net	14,228	14,149
Accrued interest income receivable	5,486	5,529
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	77	101
Bank owned life insurance	39,923	39,560
Net deferred tax asset	1,412	2,679
Federal Home Loan Bank stock	4,759	5,210
Federal Reserve Bank stock	2,125	2,125
Other real estate owned and repossessed assets	1,724	15
Other assets	43,436	36,564
TOTAL ASSETS	$1,422,362	$1,389,638
LIABILITIES
Non-interest bearing deposits	$171,622	$172,070
Interest bearing deposits	1,029,373	986,290
Total deposits	1,200,995	1,158,360
Short-term borrowings	14,642	40,951
Advances from Federal Home Loan Bank	56,058	44,562
Operating lease liabilities	1,572	658
Financing lease liabilities	2,689	2,700
Subordinated debt	26,726	26,685
Total borrowed funds	101,687	115,556
Other liabilities	12,432	13,445
TOTAL LIABILITIES	1,315,114	1,287,361
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,776,089 shares issued and 16,519,267 shares outstanding on December 31, 2024 and 26,776,089 shares issued and 17,147,270 shares outstanding on December 31, 2023	268	268
Treasury stock at cost, 10,256,822 shares on December 31, 2024 and 9,628,819 shares on December 31, 2023	(84,791)	(83,280)
Capital surplus	146,372	146,364
Retained earnings	60,482	58,901
Accumulated other comprehensive loss, net	(15,083)	(19,976)
TOTAL SHAREHOLDERS' EQUITY	107,248	102,277
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,422,362	$1,389,638

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans
Taxable	$56,638	$51,539
Tax exempt	121	89
Interest bearing deposits and short-term investments	250	251
Investment securities:
Available for sale	7,209	7,059
Held to maturity	2,287	1,922
Total Interest Income	66,505	60,860
INTEREST EXPENSE
Deposits	25,448	21,014
Short-term borrowings	1,582	1,944
Advances from Federal Home Loan Bank	2,265	731
Financing lease liabilities	108	97
Subordinated debt	1,054	1,054
Total Interest Expense	30,457	24,840
Net Interest Income	36,048	36,020
Provision for credit losses	884	7,429
Net Interest Income after Provision for Credit Losses	35,164	28,591
NON-INTEREST INCOME
Wealth management fees	12,318	11,266
Service charges on deposit accounts	1,188	1,163
Net gains on loans held for sale	174	169
Mortgage related fees	130	131
Net realized losses on investment securities	—	(922)
Gain on sale of Visa Class B shares	—	1,748
Bank owned life insurance	1,067	1,047
Other income	3,098	1,787
Total Non-Interest Income	17,975	16,389
NON-INTEREST EXPENSE
Salaries and employee benefits	28,387	29,628
Net occupancy expense	2,968	2,917
Equipment expense	1,539	1,623
Professional fees	4,784	5,317
Data processing and IT expense	4,815	4,430
Supplies, postage and freight	670	668
Miscellaneous taxes and insurance	1,308	1,301
Federal deposit insurance expense	1,021	715
Other expense	3,248	2,769
Total Non-Interest Expense	48,740	49,368

PRETAX INCOME (LOSS)	4,399	(4,388)
Provision (benefit) for income taxes	798	(1,042)
NET INCOME (LOSS)	$3,601	$(3,346)

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$0.21	$(0.20)
Average number of shares outstanding	16,802	17,143
Diluted:
Net income (loss)	$0.21	$(0.20)
Average number of shares outstanding	16,802	17,144
Cash dividends declared	$0.12	$0.12

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$3,601	$(3,346)
Other comprehensive income
Pension obligation change for defined benefit plan	5,415	2,137
Income tax effect	(1,137)	(449)
Unrealized holding gains on available for sale securities arising during period	504	606
Income tax effect	(106)	(127)
Reclassification adjustment for net realized losses on available for sale securities included in net income	—	922
Income tax effect	—	(193)
Fair value change for interest rate hedge	962	14
Income tax effect	(202)	(3)
Reclassification adjustment for reduction of interest expense related to interest rate hedge	(687)	(460)
Income tax effect	144	97
Other comprehensive income	4,893	2,544
COMPREHENSIVE INCOME (LOSS)	$8,494	$(802)

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
COMMON STOCK
Balance at beginning of period	$268	$267
New common shares issued for exercise of stock options (29,653 shares in 2023)	—	1
Balance at end of period	268	268
TREASURY STOCK
Balance at beginning of period	(83,280)	(83,280)
Treasury stock purchased (628,003 shares in 2024)	(1,511)	—
Balance at end of period	(84,791)	(83,280)
CAPITAL SURPLUS
Balance at beginning of period	146,364	146,225
New common shares issued for exercise of stock options (29,653 shares in 2023)	—	94
Stock option expense	8	45
Balance at end of period	146,372	146,364
RETAINED EARNINGS
Balance at beginning of period	58,901	65,486
Net income (loss)	3,601	(3,346)
Cash dividend declared on common stock ($0.12 per share in 2024 and 2023)	(2,020)	(2,058)
Cumulative effect adjustment for adoption of ASC 326	—	(1,181)
Balance at end of period	60,482	58,901
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Balance at beginning of period	(19,976)	(22,520)
Other comprehensive income	4,893	2,544
Balance at end of period	(15,083)	(19,976)
TOTAL SHAREHOLDERS’ EQUITY	$107,248	$102,277

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)	$3,601	$(3,346)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	884	7,429
Depreciation and amortization expense	2,059	2,047
Amortization expense of core deposit intangible	24	27
Amortization of fair value adjustment on acquired time deposits	(8)	(33)
Net amortization of investment securities	76	49
Net realized losses on investment securities — available for sale	—	922
Net amortization of deferred loan fees	(132)	(104)
Net gains on loans held for sale	(174)	(169)
Origination of mortgage loans held for sale	(11,426)	(9,210)
Sales of mortgage loans held for sale	11,270	9,308
Decrease (increase) in accrued interest receivable	43	(725)
(Decrease) increase in accrued interest payable	(335)	3,069
Earnings on bank-owned life insurance	(1,067)	(1,047)
Deferred income taxes	(34)	(565)
Stock compensation expense	8	45
Net change in operating leases	(169)	(70)
Other, net	(1,933)	(1,339)
Net cash provided by operating activities	2,687	6,288
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(16,353)	(21,255)
Purchase of investment securities — held to maturity	(6,449)	(7,970)
Proceeds from maturities of investment securities — available for sale	26,062	17,973
Proceeds from maturities of investment securities — held to maturity	6,490	5,770
Proceeds from sales of investment securities — available for sale	935	16,772
Purchase of regulatory stock	(15,214)	(19,672)
Proceeds from redemption of regulatory stock	15,665	20,216
Long-term loans originated	(183,029)	(200,770)
Principal collected on long-term loans	149,530	149,897
Purchases of premises and equipment	(1,711)	(1,381)
Proceeds from sale of other real estate owned and repossessed assets	264	39
Proceeds from life insurance policies	711	387
Net cash used in investing activities	(23,099)	(39,994)
FINANCING ACTIVITIES
Net increase in deposit balances	42,643	49,856
Net decrease in other short-term borrowings	(26,309)	(47,690)
Principal borrowings on advances from Federal Home Loan Bank	28,703	42,365
Principal repayments on advances from Federal Home Loan Bank	(17,207)	(17,568)
Principal payments on financing lease liabilities	(168)	(228)
Stock options exercised	—	94
Purchases of treasury stock	(1,511)	—
Common stock dividend paid	(2,020)	(2,058)
Net cash provided by financing activities	24,131	24,771
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,719	(8,935)
CASH AND CASH EQUIVALENTS AT JANUARY 1	14,027	22,962
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$17,746	$14,027

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary, the Company operates 16 banking locations in five southwestern Pennsylvania counties and Hagerstown, Maryland. These branches provide a full range of consumer, mortgage, and commercial financial products and wealth management services.

Effective October 1, 2024, the two wholly owned subsidiaries of the Company, AmeriServ Financial Bank (the Bank) and AmeriServ Trust and Financial Services Company (the Trust Company), completed a merger. Specifically, the Trust Company merged with and into the Bank. The former Trust Company now functions as a division of the Bank with all property, obligations, and capital being transferred to the Bank. Assets and capital totaling $6.5 million were transferred from the former Trust Company to the Bank as a result of the merger. A new division of the Bank relating to the Trust Company’s operations, named AmeriServ Wealth and Capital Management, was formed on such date. The division offers a complete range of trust and financial services and administers assets valued at approximately $2.6 billion and $2.5 billion that are not recognized on the Company’s Consolidated Balance Sheets at December 31, 2024 and 2023, respectively.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of AmeriServ Financial, Inc. and its wholly owned subsidiary, AmeriServ Financial Bank. The Bank is a Pennsylvania state-chartered full-service bank with 15 locations in Pennsylvania and 1 location in Maryland.

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

OPERATING SEGMENTS:

While the chief decision-maker monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment. Segment reporting is described further in Note 22.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(loss) within shareholders’ equity on a net of tax basis. Realized gains or losses on securities sold are computed upon the adjusted cost of the specific securities sold.

Additionally, the Company holds equity securities which are comprised of mutual funds held within a rabbi trust for the executive deferred compensation plan and ordinary shares issued by a borrower in satisfaction of debt previously contracted. The deferred compensation plan equity securities are reported at fair value within other assets on the Consolidated Balance Sheets and unrealized holding gains and losses are included in earnings. The ordinary shares issued in satisfaction of debt previously contracted do not have a readily determinable fair value. Therefore, they are reported at cost within other assets on the Consolidated Balance Sheets and are adjusted when observable price changes are identified, or an impairment charge is recognized.

Any securities classified as trading assets would be reported at fair value with unrealized aggregate appreciation/depreciation included in income on a net of tax basis. The Company presently does not engage in trading activity.

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as taxable municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. Additionally, based on management judgment, certain qualitative adjustments, such as the Company’s historical loss experience and/or the issuer’s credit quality, may be applied. At December 31, 2024 and 2023, the allowance for credit losses on the held to maturity securities portfolio totaled $89,000 and $37,000, respectively.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $403,000 and $388,000 at December 31, 2024 and 2023, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status or past due over 90 days still accruing interest at December 31, 2024 and 2023.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loss, equal to the amount that the fair value is less than the amortized cost basis. At December 31, 2024 and 2023, the allowance for credit losses on the available for sale securities portfolio totaled $360,000 and $926,000, respectively.

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

Accrued interest receivable on available for sale debt securities totaled $833,000 and $988,000 at December 31, 2024 and 2023, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the Company had one available for sale debt security in non-accrual status at December 31, 2024 totaling $1.0 million with an associated allowance for credit losses of $360,000. This is compared to one available for sale debt security in non-accrual status at December 31, 2023 totaling $926,000 with an associated allowance for credit losses of $926,000. When these corporate securities were transferred to non-accrual status, interest income from investments was unfavorably impacted due to the reversal of previously recognized income. Specifically, unpaid interest on these securities which was reversed totaled $84,000 in 2024 and $17,000 in 2023.

FEDERAL HOME LOAN BANK STOCK:

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time any such situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (3) the impact of legislative and regulatory changes on the customer base of FHLB; and (4) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

LOANS:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance and is recognized using the level yield method. As of December 31, 2024 and 2023, accrued interest receivable on loans totaled $4.2 million, which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses.

The Company typically discontinues the accrual of interest income when loans become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. Payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized or the loan has been returned to accrual status. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. Generally, a non-accrual commercial or

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consumer loan is returned to accrual status after becoming current and remaining current for twelve consecutive payments. Residential mortgage loans are returned to accrual status upon becoming current.

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

LEASES:

The Company has operating and financing leases for several office locations and equipment. Generally, the underlying lease agreements do not contain any material residual value guarantees or material restrictive covenants. Many of our leases include both lease (e.g., minimum rent payments) and non-lease components, such as common area maintenance charges, utilities, real estate taxes, and insurance. The Company has elected to account for the variable non-lease components separately from the lease component. Such variable non-lease components are reported in net occupancy expense on the Consolidated Statements of Operations when incurred. These variable non-lease components were excluded from the calculation of the present value of the remaining lease payments; therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the performance of the leased locations when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease is the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease.

Under ASC 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2024 and 2023, the Company had no short-term leases.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLOWANCE FOR CREDIT LOSSES – LOANS:

The allowance for credit losses (ACL) is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, which considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.

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

The Company is utilizing the static pool analysis (cohort) method for our current expected credit losses (CECL) model. The static pool analysis methodology captures loans that qualify for a segment (i.e. balance of a pool of loans with similar risk characteristics) as of a point in time to form a cohort, then tracks that cohort over their remaining lives to determine their loss behavior. The remaining lifetime loss rate is then applied to current loans that qualify for the same segmentation criteria to form a remaining life expectation on current loans. Once historical cohorts are established, the loans in each individual cohort are tracked over their remaining lives for loss and recovery events. Each cohort is evaluated individually, and as a result, a loss may be counted in several different quarterly cohort periods, as long as the specific loan existed in the population of each of those cohort periods.

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

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 44% of the fourth quarter of 2024 general reserve represented qualitative adjustment with 56% representing quantitative reserve.

In accordance with ASC 326, Financial Instruments – Credit Losses, the Company will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. In contrast to legacy accounting standards, this criterion is broader than the impairment concept and management may evaluate loans individually even when no specific expectation of collectability is in place. Loans will not be included in both collective and individual analysis. The individual analysis will establish a specific reserve for loans in scope. It should be noted that there is a review threshold of $150,000 or more for loans being subject to individual evaluation within the consumer and residential mortgage segments.

Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. The method is selected on a loan-by-loan basis, with management primarily utilizing either the discounted cash flows or the fair value of collateral methods. The evaluation of the need and amount of a specific allocation of the allowance is made on a quarterly basis.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALLOWANCE FOR CREDIT LOSSES – UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT:

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit is reported in other liabilities on the Consolidated Balance Sheets.

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

INTANGIBLE ASSETS:

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill is not amortized but is periodically evaluated for impairment. The Company tests goodwill for impairment on at least an annual basis. This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.

Identifiable intangible assets are amortized to their estimated residual values over their expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over a ten-year useful life.

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. Options to purchase 194,000 and 218,000 shares of common stock were outstanding during 2024 and 2023, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options to purchase common stock outstanding were $2.96-$4.22 and $3.18-$4.22 during 2024 and 2023, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net income (loss)	$3,601	$(3,346)
Denominator:
Weighted average common shares outstanding (basic)	16,802	17,143
Effect of stock options	—	1
Weighted average common shares outstanding (diluted)	16,802	17,144
Earnings per common share:
Basic	$0.21	$(0.20)
Diluted	0.21	(0.20)

STOCK-BASED COMPENSATION:

The Company uses the modified prospective method for accounting of stock-based compensation. The fair value of each option grant is estimated on the grant date using the Binomial or Black-Scholes option pricing model and the expense is recognized ratably over the service period. Forfeitures are recognized as they occur. See Note 18 for details on the assumptions used.

ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company presents the components of other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). These components are comprised of the change in the defined benefit pension obligation, the unrealized holding gains (losses) on available for sale securities, net of any reclassification adjustments for realized gains and losses, and fair value change for the interest rate hedges, net of any reclassification adjustments for reduction of interest expense.

CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in both money market funds and commercial paper. The Company received a $1.1 million income tax refund in 2024 compared to income tax payments of $625,000 in 2023. The Company made total interest payments of $30.8 million in 2024 compared to $21.8 million in 2023. The Company had non-cash transfers to other real estate owned (OREO) and repossessed assets in the amounts of $1.9 million in 2024 and $15,000 in 2023. During 2024, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $1.1 million. Additionally, the Company entered into two new financing leases related to an office location and equipment and recorded a right-of-use asset and lease liability of $298,000. The execution of these new leases was partially offset by the termination of two financing leases related to an office location and equipment which led to the write-off of $141,000 of right-of-use assets and lease liabilities during 2024. During 2023, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $85,000. The Company also entered into two new financing leases related to office locations and recorded a right-of-use asset and lease liability of $248,000.

As a result of the adoption of ASC 326, Financial Instruments - Credit Losses (CECL), the Company had non-cash transactions during 2023 associated with the day one adjustments necessary to record the adoption. Specifically, the adoption of this accounting standard necessitated that a day-one increase of $1.2 million be made to the allowance for credit losses on our loan portfolio. Furthermore, ASC 326 necessitated that the Company establish an allowance for expected credit losses for held to maturity (HTM) debt securities. Based upon the credit quality of the Company’s HTM debt securities portfolio, the day one allowance for credit losses on our HTM securities portfolio totaled $114,000. Finally, the adoption of CECL led to the recognition of a day one increase of $177,000 for the Company’s unfunded loan commitments.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTEREST RATE CONTRACTS:

The Company recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

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

2. ADOPTION OF ACCOUNTING STANDARDS

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments and provide additional information about a segment’s significant expenses on an interim and annual basis. This guidance became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has retroactively provided the enhanced disclosures in Note 22 – Segment Reporting as of December 31, 2024 and 2023.

3. REVENUE RECOGNITION

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 81.5% of the total gross revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees – Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time, and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of December 31, 2024 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts – The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income – Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate, and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders, which allows our customers to access their account electronically at ATMs and POS terminals. Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed, and the Company has satisfied its performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2024 and 2023 (in thousands).

	AT DECEMBER 31,
	2024	2023
Non-interest income:
In-scope of Topic 606
Wealth management fees	$12,318	$11,266
Service charges on deposit accounts	1,188	1,163
Other	2,115	2,064
Non-interest income (in-scope of Topic 606)	15,621	14,493
Non-interest income (out-of-scope of Topic 606)	2,354	1,896
Total non-interest income	$17,975	$16,389

4. CASH AND DUE FROM DEPOSITORY INSTITUTIONS

Cash and due from depository institutions totaled $13.9 million and $9.7 million as of December 31, 2024 and 2023, respectively. The Federal Reserve reduced reserve requirements to zero as of March 26, 2020.

5. INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	DECEMBER 31, 2024
		GROSS	GROSS	ALLOWANCE
		UNREALIZED	UNREALIZED	FOR CREDIT	FAIR
	COST BASIS	GAINS	LOSSES	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$5,345	$—	$(679)	$—	$4,666
U.S. Agency mortgage-backed securities	104,227	90	(12,783)	—	91,534
Municipal	9,031	2	(670)	—	8,363
Corporate bonds	54,254	94	(2,931)	(360)	51,057
Total	$172,857	$186	$(17,063)	$(360)	$155,620

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities held to maturity:

	DECEMBER 31, 2024
		GROSS	GROSS		ALLOWANCE
		UNREALIZED	UNREALIZED	FAIR	FOR CREDIT
	COST BASIS	GAINS	LOSSES	VALUE	LOSSES

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(365)	$2,135	$—
U.S. Agency mortgage-backed securities	26,966	28	(2,403)	24,591	—
Municipal	30,959	—	(2,553)	28,406	(2)
Corporate bonds and other securities	3,412	—	(73)	3,339	(87)
Total	$63,837	$28	$(5,394)	$58,471	$(89)

Investment securities available for sale:

	DECEMBER 31, 2023
		GROSS	GROSS	ALLOWANCE
		UNREALIZED	UNREALIZED	FOR CREDIT	FAIR
	COST BASIS	GAINS	LOSSES	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$6,035	$—	$(696)	$—	$5,339
U.S. Agency mortgage-backed securities	104,820	179	(11,924)	—	93,075
Municipal	11,159	1	(800)	—	10,360
Corporate bonds	62,004	46	(4,187)	(926)	56,937
Total	$184,018	$226	$(17,607)	$(926)	$165,711

Investment securities held to maturity:

	DECEMBER 31, 2023
		GROSS	GROSS		ALLOWANCE
		UNREALIZED	UNREALIZED	FAIR	FOR CREDIT
	COST BASIS	GAINS	LOSSES	VALUE	LOSSES

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$(379)	$2,121	$—
U.S. Agency mortgage-backed securities	24,222	49	(2,058)	22,213	—
Municipal	32,787	—	(2,797)	29,990	(2)
Corporate bonds and other securities	4,470	—	(173)	4,297	(35)
Total	$63,979	$49	$(5,407)	$58,621	$(37)

The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. agencies, that exceeded 10% of shareholders’ equity at December 31, 2024. Management conducted a review of the investment securities portfolio in order to identify exposures to issuers within foreign countries experiencing significant economic, fiscal, and/or political strains. Given the instability and continuing military conflict between Israel and Hamas, the nation of Israel has been identified by management as significantly strained. At December 31, 2024, the Company had a State of Israel Jubilee bond within the held to maturity portfolio with an amortized cost of $1.0 million and a fair value of $936,000. The 3-year bond was purchased prior to the start of the conflict and is set to mature in August 2026.

The Company recognized no gross investment security gains or losses in 2024 and realized $5,000 of gross investment security gains and $927,000 of gross investment security losses in 2023. On a net basis, the realized loss for 2023 was $729,000 after factoring in an income tax benefit of $193,000. Proceeds from sales of investment securities available for sale were $935,000 for 2024 and $16.8 million for 2023. The Company had established an allowance for credit losses on one of the AFS securities sold during 2024. In accordance with ASC 326, Financial Instruments – Credit Losses, once the Company decided to sell the security (i.e. intent to sell), the security was charged down, against the allowance, to fair value therefore resulting in no gain or loss.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $125,849,000 at December 31, 2024 and $135,624,000 at December 31, 2023.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of December 31, 2024, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.7% of the par value.

The Company’s consolidated investment securities portfolio had an effective duration of approximately 4.19 years. The weighted average expected maturity for available for sale securities at December 31, 2024 for U.S. agency, U.S. agency mortgage-backed, corporate bond, and municipal securities was 7.05, 6.16, 3.41, and 3.43 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2024 for U.S. agency, U.S. agency mortgage-backed, corporate bond/other securities, and municipal securities was 5.85, 7.18, 3.47, and 4.01 years, respectively. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values as of December 31, 2024.

Investment securities available for sale:

	AT DECEMBER 31, 2024
					TOTAL
				U.S. AGENCY	INVESTMENT
				MORTGAGE-	SECURITIES
			CORPORATE	BACKED	AVAILABLE
	U. S. AGENCY	MUNICIPAL	BONDS	SECURITIES	FOR SALE

	(IN THOUSANDS)
COST BASIS
Within 1 year	$—	$2,703	$5,500	$850	$9,053
After 1 year but within 5 years	2,136	2,389	24,129	408	29,062
After 5 years but within 10 years	2,000	3,939	23,975	5,020	34,934
Over 10 years	1,209	—	650	97,949	99,808
Total	$5,345	$9,031	$54,254	$104,227	$172,857
FAIR VALUE
Within 1 year	$—	$2,674	$5,478	$843	$8,995
After 1 year but within 5 years	1,915	2,284	23,330	397	27,926
After 5 years but within 10 years	1,687	3,405	21,690	4,782	31,564
Over 10 years	1,064	—	559	85,512	87,135
Total	$4,666	$8,363	$51,057	$91,534	$155,620

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities held to maturity:

	AT DECEMBER 31, 2024
					TOTAL
				U.S. AGENCY	INVESTMENT
			CORPORATE	MORTGAGE-	SECURITIES
			BONDS AND	BACKED	HELD TO
	U.S. AGENCY	MUNICIPAL	OTHER	SECURITIES	MATURITY

	(IN THOUSANDS)
COST BASIS
Within 1 year	$—	$1,506	$1,001	$—	$2,507
After 1 year but within 5 years	—	14,346	1,000	—	15,346
After 5 years but within 10 years	2,500	14,794	480	1,169	18,943
Over 10 years	—	313	931	25,797	27,041
Total	$2,500	$30,959	$3,412	$26,966	$63,837
FAIR VALUE
Within 1 year	$—	$1,494	$992	$—	$2,486
After 1 year but within 5 years	—	13,825	936	—	14,761
After 5 years but within 10 years	2,135	12,821	480	1,118	16,554
Over 10 years	—	266	931	23,473	24,670
Total	$2,135	$28,406	$3,339	$24,591	$58,471

The following tables summarize the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2024 and 2023, aggregated by security type and length of time in a continuous loss position (in thousands):

	DECEMBER 31, 2024
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$—	$—	$4,666	$(679)	$4,666	$(679)
U.S. Agency mortgage-backed securities	16,104	(275)	63,323	(12,508)	79,427	(12,783)
Municipal	—	—	8,121	(670)	8,121	(670)
Corporate bonds	9,500	(675)	34,612	(2,256)	44,112	(2,931)
Total	$25,604	$(950)	$110,722	$(16,113)	$136,326	$(17,063)

	DECEMBER 31, 2023
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$—	$—	$5,339	$(696)	$5,339	$(696)
U.S. Agency mortgage-backed securities	4,120	(20)	73,511	(11,904)	77,631	(11,924)
Municipal	—	—	10,109	(800)	10,109	(800)
Corporate bonds	8,885	(103)	42,659	(4,084)	51,544	(4,187)
Total	$13,005	$(123)	$131,618	$(17,484)	$144,623	$(17,607)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2024, within the available for sale debt securities portfolio, the Company had 14 U.S. Agency mortgage-backed securities and 12 corporate bonds that have been in a gross unrealized loss position for less than 12 months with depreciation of 3.6% from its amortized cost basis. Additionally, at December 31, 2024, within the available for sale debt securities portfolio, the Company had six U.S. Agency, 130 U.S. Agency mortgage-backed securities, 25 municipal, and 72 corporate bonds that have been in a gross unrealized loss position for greater than 12 months with depreciation of 12.7% from its amortized cost basis.

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

The following tables present the activity in the allowance for credit losses on available for sale debt securities by major security type for the years ended December 31, 2024 and 2023 (in thousands).

	BALANCE AT DECEMBER 31, 2023	CHARGE-OFFS	RECOVERIES	PROVISION (RECOVERY)	BALANCE AT DECEMBER 31, 2024
Corporate bonds	$926	$(491)	$—	$(75)	$360
Total	$926	$(491)	$—	$(75)	$360

	BALANCE AT DECEMBER 31, 2022	IMPACT OF ADOPTING ASC 326	CHARGE-OFFS	RECOVERIES	PROVISION (RECOVERY)	BALANCE AT DECEMBER 31, 2023
Corporate bonds	$—	$—	$—	$—	$926	$926
Total	$—	$—	$—	$—	$926	$926

During 2024, the Company recognized a $75,000 provision for credit losses recovery on available for sale debt securities after recognizing $926,000 of provision expense in 2023. The recognition of the provision expense in 2023 resulted from a subordinated debt investment issued by Signature Bank which was closed by banking regulators on March 12, 2023. The security was successfully sold during the first quarter of 2024 which resulted in a charge-off of $491,000 and recognition of a provision for credit losses recovery of $435,000. This recovery was partially offset by the establishment of a $360,000 allowance for credit losses on a corporate AFS security deemed to be credit impaired.

The following tables present the activity in the allowance for credit losses on held to maturity debt securities by major security type for the years ended December 31, 2024 and 2023 (in thousands).

	BALANCE AT DECEMBER 31, 2023	CHARGE-OFFS	RECOVERIES	PROVISION (RECOVERY)	BALANCE AT DECEMBER 31, 2024
Municipal	$2	$—	$—	$—	$2
Corporate bonds and other securities	35	—	—	52	87
Total	$37	$—	$—	$52	$89

	BALANCE AT DECEMBER 31, 2022	IMPACT OF ADOPTING ASC 326	CHARGE-OFFS	RECOVERIES	PROVISION (RECOVERY)	BALANCE AT DECEMBER 31, 2023
Municipal	$—	$3	$—	$—	$(1)	$2
Corporate bonds and other securities	—	111	—	—	(76)	35
Total	$—	$114	$—	$—	$(77)	$37

The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. The Company monitors the credit ratings of its debt securities on a quarterly basis. At December 31, 2024, 59.2% of the portfolio was rated AAA as compared to 55.9% at December 31, 2023. Approximately 14.7% of the portfolio was rated below A or unrated at December 31, 2024 compared to 15.1% at December 31, 2023.

Specifically, the following table summarizes the amortized cost of held to maturity debt securities at December 31, 2024, aggregated by credit quality indicator (in thousands).

	DECEMBER 31, 2024
	CREDIT RATING
	AAA/AA/A	BBB/BB/B	UNRATED	TOTAL
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	26,966	—	—	26,966
Municipal	30,959	—	—	30,959
Corporate bonds and other securities	2,001	—	1,411	3,412
Total	$62,426	$—	$1,411	$63,837

The Company had no held to maturity debt securities in non-accrual status or past due 90 days still accruing interest at December 31, 2024 and 2023. The underlying issuers continue to make timely principal and interest payments on the securities.

As of December 31, 2024 and 2023, the Company reported $350,000 and $499,000, respectively, of equity securities within other assets on the Consolidated Balance Sheets. These equity securities are held within a non-qualified deferred compensation plan in which a select group of executives of the Company can participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan and held within a rabbi trust. The assets of the rabbi trust are invested in various publicly listed mutual funds. The gain or loss on the equity securities (both realized and unrealized) is reported within other income on the Consolidated Statements of Operations. No gain or loss on the equity securities (both realized and unrealized) was recorded during 2024 and 2023. Additionally, the Company has recognized a deferred compensation liability, which is equal to the balance of the equity securities and is reported within other liabilities on the Consolidated Balance Sheets.

Additionally, during 2024, the Company entered into a Registration Rights Agreement with a borrower who, upon emergence from bankruptcy, issued ordinary shares in satisfaction of debt previously contracted. The shares are not listed on any stock exchange. At December 31, 2024, the carrying value of these equity securities without readily determinable fair values was $600,000 which is included in other assets on the Consolidated Balance Sheets.

6. LOANS

The segments of the Company’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio. The commercial loan segment includes both the owner occupied commercial real estate loan and the other commercial and industrial loan classes. The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. The residential mortgage loan segment is comprised of first lien amortizing residential

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

mortgage loans while the consumer loan segment consists primarily of home equity loans secured by residential real estate, installment loans, and overdraft lines of credit associated with customer deposit accounts.

The loan portfolio of the Company consists of the following:

	AT DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
Commercial:
Commercial real estate (owner occupied) (1)	$86,953	$89,147
Other commercial and industrial	147,251	159,424
Commercial real estate (non-owner occupied):
Retail (1)	181,778	161,961
Multi-family (1)	132,364	110,008
Other (1)	233,882	240,286
Residential mortgages (1)	177,110	174,670
Consumer	108,611	102,775
Loans, net of unearned income	$1,067,949	$1,038,271
(1)	Real estate construction loans constituted 3.6% and 3.4% of the Company’s total loans, net of unearned income as of December 31, 2024 and 2023, respectively.

Loan balances at December 31, 2024 and 2023 are net of unearned income of $517,000 and $483,000, respectively.

The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct loan exposures to sovereign or non-sovereign (i.e. financial institutions and corporations) borrowers within foreign countries experiencing significant economic, fiscal, and/or political strains.

The Company has no significant industry lending concentrations. Specifically, as of December 31, 2024 and 2023, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 250-mile radius of the Johnstown market.

In the ordinary course of business, the Company has transactions, including loans, with its officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $540,000 and $663,000 at December 31, 2024 and 2023, respectively.

The following tables summarize the loan activity with related parties for the years ended December 31, 2024 and 2023 (in thousands).

	YEAR ENDED DECEMBER 31, 2024
	BALANCE AT DECEMBER 31, 2023	ADDITIONS	REPAYMENTS	BALANCE AT DECEMBER 31, 2024
Loans to related parties	$663	$48	$171	$540

	YEAR ENDED DECEMBER 31, 2023
	BALANCE AT DECEMBER 31, 2022	ADDITIONS	REPAYMENTS	BALANCE AT DECEMBER 31, 2023
Loans to related parties	$587	$602	$526	$663

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ALLOWANCE FOR CREDIT LOSSES – LOANS

The following tables summarize the roll forward of the allowance for credit losses by loan portfolio segment for the years ended December 31, 2024 and 2023 (in thousands).

	BALANCE AT	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2023	OFFS	RECOVERIES	(RECOVERY)	DECEMBER 31, 2024

Commercial real estate (owner occupied)	$1,529	$—	$24	$(1,155)	$398
Other commercial and industrial	3,030	(427)	45	212	2,860
Commercial real estate (non-owner occupied) - retail	3,488	—	—	207	3,695
Commercial real estate (non-owner occupied) - multi-family	1,430	—	3	45	1,478
Other commercial real estate (non-owner occupied)	3,428	(1,571)	11	1,583	3,451
Residential mortgages	1,021	—	18	(200)	839
Consumer	1,127	(207)	81	190	1,191
Total	$15,053	$(2,205)	$182	$882	$13,912

	BALANCE AT	IMPACT OF	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2022	ADOPTING ASC 326	OFFS	RECOVERIES	(RECOVERY)	DECEMBER 31, 2023

Commercial real estate (owner occupied)	$—	$1,380	$—	$24	$125	$1,529
Other commercial and industrial	—	2,908	(480)	3	599	3,030
Commercial real estate (non-owner occupied) - retail	—	1,432	(2,028)	—	4,084	3,488
Commercial real estate (non-owner occupied) - multi-family	—	1,226	—	6	198	1,430
Other commercial real estate (non-owner occupied)	5,972	(2,776)	(804)	14	1,022	3,428
Commercial (owner occupied real estate and other)	2,653	(2,653)	—	—	—	—
Residential mortgages	1,380	(355)	(54)	14	36	1,021
Consumer	85	695	(275)	123	499	1,127
Allocation for general risk	653	(653)	—	—	—	—
Total	$10,743	$1,204	$(3,641)	$184	$6,563	$15,053

The Company recorded an $882,000 provision for credit losses on the loan portfolio in 2024 compared to a provision of $6.6 million for the year ended December 31, 2023, resulting in a favorable change of $5.7 million. The lower provision for credit losses for the 2024 year reflects provision recoveries recognized for the loan portfolio during the first and third quarters. These recoveries were more than offset by the fourth quarter provision of $1.0 million. The provision for credit losses in the fourth quarter of 2024 reflects the unfavorable impact on loss rates used to calculate the allowance for credit losses in accordance with CECL and a $400,000 specific reserve established on a new other commercial and industrial (C&I) loan transferred to non-accrual status. The unfavorable impact on loss rates resulted from a $1.6 million partial charge-down of a $3.6 million other commercial real estate (non-owner occupied) loan that was transferred to non-accrual status during the fourth quarter on which a specific reserve had already been established earlier in the year. Additionally, the provision expense was impacted by the strong level of loan growth experienced during the fourth quarter of 2024.

The significantly higher provision expense for credit losses on loans recorded during the year ended December 31, 2023 was due to the negative impact that the Rite Aid bankruptcy had on several commercial real estate properties. Specifically, the 2023 allowance for loan credit losses provision of $6.6 million was recorded after Rite Aid, a national tenant in several commercial real estate properties financed by the Company, declared bankruptcy in the fourth quarter. As a result of that action, the Company updated its comprehensive evaluation of its exposure to Rite Aid throughout its loan portfolio as it received information on leases that Rite Aid either rejected or modified. The evaluation required the recognition of $2.0 million in charge-offs related to two non-owner occupied commercial real estate (CRE) loans in which Rite Aid was the sole tenant. There was also a partial charge-down of $804,000 on another non-owner occupied CRE loan for a mixed-use retail/office property in which Rite Aid was the major tenant. Also contributing to the significant increase in the provision for credit losses in 2023 was an unfavorable adjustment to the historical loss factors used to calculate the allowance for credit losses in accordance with CECL requirements and growth within the loan portfolio.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the loan portfolio and allowance for credit losses by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2024
			COMMERCIAL	COMMERCIAL
	COMMERCIAL		REAL ESTATE	REAL ESTATE	OTHER COMMERCIAL
	REAL ESTATE	OTHER COMMERCIAL	(NON-OWNER OCCUPIED) -	(NON-OWNER OCCUPIED) -	REAL ESTATE	RESIDENTIAL
Loans:	(OWNER OCCUPIED)	AND INDUSTRIAL	RETAIL	MULTI-FAMILY	(NON-OWNER OCCUPIED)	MORTGAGES	CONSUMER	TOTAL

	(IN THOUSANDS)
Individually evaluated	$3,429	$1,675	$—	$—	$8,773	$379	$10	$14,266
Collectively evaluated	83,524	145,576	181,778	132,364	225,109	176,731	108,601	1,053,683
Total loans	$86,953	$147,251	$181,778	$132,364	$233,882	$177,110	$108,611	$1,067,949

	AT DECEMBER 31, 2024
			COMMERCIAL	COMMERCIAL
	COMMERCIAL		REAL ESTATE	REAL ESTATE	OTHER COMMERCIAL
Allowance for	REAL ESTATE	OTHER COMMERCIAL	(NON-OWNER OCCUPIED) -	(NON-OWNER OCCUPIED) -	REAL ESTATE	RESIDENTIAL
credit losses:	(OWNER OCCUPIED)	AND INDUSTRIAL	RETAIL	MULTI-FAMILY	(NON-OWNER OCCUPIED)	MORTGAGES	CONSUMER	TOTAL

	(IN THOUSANDS)
Specific reserve allocation	$—	$541	$—	$—	$—	$—	$—	$541
General reserve allocation	398	2,319	3,695	1,478	3,451	839	1,191	13,371
Total allowance for credit losses	$398	$2,860	$3,695	$1,478	$3,451	$839	$1,191	$13,912

	AT DECEMBER 31, 2023
			COMMERCIAL	COMMERCIAL
	COMMERCIAL		REAL ESTATE	REAL ESTATE	OTHER COMMERCIAL
	REAL ESTATE	OTHER COMMERCIAL	(NON-OWNER OCCUPIED) -	(NON-OWNER OCCUPIED) -	REAL ESTATE	RESIDENTIAL
Loans:	(OWNER OCCUPIED)	AND INDUSTRIAL	RETAIL	MULTI-FAMILY	(NON-OWNER OCCUPIED)	MORTGAGES	CONSUMER	TOTAL

	(IN THOUSANDS)
Individually evaluated	$187	$1,694	$—	$—	$8,780	$173	$—	$10,834
Collectively evaluated	88,960	157,730	161,961	110,008	231,506	174,497	102,775	1,027,437
Total loans	$89,147	$159,424	$161,961	$110,008	$240,286	$174,670	$102,775	$1,038,271

	AT DECEMBER 31, 2023
			COMMERCIAL	COMMERCIAL
	COMMERCIAL		REAL ESTATE	REAL ESTATE	OTHER COMMERCIAL
Allowance for	REAL ESTATE	OTHER COMMERCIAL	(NON-OWNER OCCUPIED) -	(NON-OWNER OCCUPIED) -	REAL ESTATE	RESIDENTIAL
credit losses:	(OWNER OCCUPIED)	AND INDUSTRIAL	RETAIL	MULTI-FAMILY	(NON-OWNER OCCUPIED)	MORTGAGES	CONSUMER	TOTAL

	(IN THOUSANDS)
Specific reserve allocation	$—	$414	$—	$—	$—	$—	$—	$414
General reserve allocation	1,529	2,616	3,488	1,430	3,428	1,021	1,127	14,639
Total allowance for credit losses	$1,529	$3,030	$3,488	$1,430	$3,428	$1,021	$1,127	$15,053

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the amortized cost basis of collateral-dependent loans which were individually evaluated for a specific reserve allocation in the allowance for credit losses by class of loans (in thousands).

COLLATERAL TYPE
DECEMBER 31, 2024	REAL ESTATE
Commercial:
Commercial real estate (owner occupied)	$3,429
Other commercial and industrial	1,000
Commercial real estate (non-owner occupied):
Other	8,773
Residential mortgages	378
Consumer	10
Total	$13,590

COLLATERAL TYPE
DECEMBER 31, 2023	REAL ESTATE
Commercial:
Commercial real estate (owner occupied)	$187
Commercial real estate (non-owner occupied):
Other	8,780
Residential mortgages	173
Total	$9,140

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

	AT DECEMBER 31, 2024
	NON-ACCRUAL WITH NO ACL	NON-ACCRUAL WITH ACL	TOTAL NON-ACCRUAL	LOANS PAST DUE OVER 90 DAYS STILL ACCRUING	OREO AND REPOSSESSED ASSETS	TOTAL NON-PERFORMING ASSETS
Commercial real estate (owner occupied)	$152	$—	$152	$—	$—	$152
Other commercial and industrial	—	675	675	97	234	1,006
Other commercial real estate (non-owner occupied)	8,773	—	8,773	—	1,476	10,249
Residential mortgages	379	—	379	26	14	419
Consumer	10	821	831	—	—	831
Total	$9,314	$1,496	$10,810	$123	$1,724	$12,657

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AT DECEMBER 31, 2023
	NON-ACCRUAL WITH NO ACL	NON-ACCRUAL WITH ACL	TOTAL NON-ACCRUAL	LOANS PAST DUE OVER 90 DAYS STILL ACCRUING	OREO AND REPOSSESSED ASSETS	TOTAL NON-PERFORMING ASSETS
Commercial real estate (owner occupied)	$187	$—	$187	$—	$—	$187
Other commercial and industrial	—	1,694	1,694	211	—	1,905
Other commercial real estate (non-owner occupied)	8,780	—	8,780	—	—	8,780
Residential mortgages	173	545	718	—	15	733
Consumer	—	788	788	—	—	788
Total	$9,140	$3,027	$12,167	$211	$15	$12,393

It should be noted that the Company has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed in non-accrual status, any outstanding interest is reversed against interest income.

Non-performing assets from the loan portfolio increased from $12.4 million at December 31, 2023 to $12.7 million at December 31, 2024. Non-performing assets from the loan portfolio were at 1.19% of total loans as of December 31, 2024. The Company recognized net loan charge-offs of $2.0 million, or 0.19% of total average loans, in 2024 compared to net loan charge-offs of $3.5 million, or 0.35% of total average loans, in 2023. In summary, the allowance for credit losses provided 127% coverage of non-performing loans and 1.30% of total loans at December 31, 2024 compared to 122% coverage of non-performing loans and 1.45% of total loans at December 31, 2023.

Foreclosed assets acquired in settlement of loans carried at fair value less estimated costs to sell are included in other assets on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, a total of $14,000 and $15,000, respectively, of residential real estate foreclosed assets were included in other assets. As of December 31, 2024, the Company had initiated formal foreclosure procedures on $198,000 of residential mortgages.

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

Management uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized. The first five pass categories are aggregated, while the pass-6, special mention, substandard and doubtful categories are disaggregated to separate pools. The criticized rating categories utilized by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans in the doubtful category have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. All loans greater than 90 days past due, or for which any portion of the loan represents a specific allocation of the allowance for credit losses are typically placed in substandard or doubtful.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The actual loan review coverage for the year ended December 31, 2024 was 30% of the commercial loan portfolio.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AT DECEMBER 31, 2024
							REVOLVING	REVOLVING
							LOANS	LOANS
							AMORTIZED	CONVERTED
	TERM LOANS AMORTIZED COST BASIS BY ORIGINATION YEAR						COST	TO
	2024	2023	2022	2021	2020	PRIOR	BASIS	TERM	TOTAL

	(IN THOUSANDS)
Commercial real estate (owner occupied)
Pass	$10,294	$17,016	$6,648	$10,675	$10,476	$26,393	$324	$856	$82,682
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,680	—	591	—	—	4,271
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,294	$17,016	$6,648	$14,355	$10,476	$26,984	$324	$856	$86,953
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial
Pass	$16,714	$19,357	$20,977	$7,397	$4,568	$19,280	$54,455	$—	$142,748
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	480	409	1,753	—	689	1,172	—	4,503
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,714	$19,837	$21,386	$9,150	$4,568	$19,969	$55,627	$—	$147,251
Current period gross charge-offs	$—	$—	$427	$—	$—	$—	$—	$—	$427
Commercial real estate (non-owner occupied) - retail
Pass	$29,349	$38,912	$20,935	$31,934	$21,322	$38,047	$32	$942	$181,473
Special Mention	—	—	305	—	—	—	—	—	305
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,349	$38,912	$21,240	$31,934	$21,322	$38,047	$32	$942	$181,778
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$25,984	$28,807	$16,423	$16,816	$11,513	$30,066	$475	$—	$130,084
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	915	1,365	—	—	2,280
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,984	$28,807	$16,423	$16,816	$12,428	$31,431	$475	$—	$132,364
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$27,801	$32,514	$35,365	$40,876	$16,226	$61,619	$4,537	$194	$219,132
Special Mention	—	—	—	—	—	3,488	—	—	3,488
Substandard	—	—	569	199	—	10,494	—	—	11,262
Doubtful	—	—	—	—	—	—	—	—	—
Total	$27,801	$32,514	$35,934	$41,075	$16,226	$75,601	$4,537	$194	$233,882
Current period gross charge-offs	$—	$—	$—	$—	$—	$1,571	$—	$—	$1,571
Total by risk rating
Pass	$110,142	$136,606	$100,348	$107,698	$64,105	$175,405	$59,823	$1,992	$756,119
Special Mention	—	—	305	—	—	3,488	—	—	3,793
Substandard	—	480	978	5,632	915	13,139	1,172	—	22,316
Doubtful	—	—	—	—	—	—	—	—	—
Total	$110,142	$137,086	$101,631	$113,330	$65,020	$192,032	$60,995	$1,992	$782,228
Current period gross charge-offs	$—	$—	$427	$—	$—	$1,571	$—	$—	$1,998

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AT DECEMBER 31, 2023
							REVOLVING	REVOLVING
							LOANS	LOANS
							AMORTIZED	CONVERTED
	TERM LOANS AMORTIZED COST BASIS BY ORIGINATION YEAR						COST	TO
	2023	2022	2021	2020	2019	PRIOR	BASIS	TERM	TOTAL

	(IN THOUSANDS)
Commercial real estate (owner occupied)
Pass	$17,801	$6,750	$15,067	$8,415	$10,322	$26,538	$351	$—	$85,244
Special Mention	—	—	464	—	2,252	—	923	—	3,639
Substandard	—	—	—	—	—	264	—	—	264
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,801	$6,750	$15,531	$8,415	$12,574	$26,802	$1,274	$—	$89,147
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial
Pass	$22,662	$34,816	$12,767	$5,831	$4,912	$19,587	$56,391	$70	$157,036
Special Mention	—	—	127	—	—	—	—	—	127
Substandard	—	619	—	—	—	1,578	64	—	2,261
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,662	$35,435	$12,894	$5,831	$4,912	$21,165	$56,455	$70	$159,424
Current period gross charge-offs	$—	$75	$—	$—	$—	$405	$—	$—	$480
Commercial real estate (non-owner occupied) - retail
Pass	$35,545	$23,368	$33,110	$23,146	$9,226	$35,102	$983	$—	$160,480
Special Mention	—	314	—	—	—	1,167	—	—	1,481
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$35,545	$23,682	$33,110	$23,146	$9,226	$36,269	$983	$—	$161,961
Current period gross charge-offs	$—	$—	$—	$—	$—	$2,028	$—	$—	$2,028
Commercial real estate (non-owner occupied) - multi-family
Pass	$22,620	$16,767	$16,622	$12,041	$9,638	$28,632	$1,321	$—	$107,641
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	966	1,278	123	—	—	2,367
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,620	$16,767	$16,622	$13,007	$10,916	$28,755	$1,321	$—	$110,008
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$29,591	$36,398	$48,267	$20,168	$23,025	$54,792	$5,670	$—	$217,911
Special Mention	—	—	—	—	—	3,777	—	—	3,777
Substandard	—	1,043	—	—	6,243	11,113	—	199	18,598
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,591	$37,441	$48,267	$20,168	$29,268	$69,682	$5,670	$199	$240,286
Current period gross charge-offs	$—	$—	$—	$—	$804	$—	$—	$—	$804
Total by risk rating
Pass	$128,219	$118,099	$125,833	$69,601	$57,123	$164,651	$64,716	$70	$728,312
Special Mention	—	314	591	—	2,252	4,944	923	—	9,024
Substandard	—	1,662	—	966	7,521	13,078	64	199	23,490
Doubtful	—	—	—	—	—	—	—	—	—
Total	$128,219	$120,075	$126,424	$70,567	$66,896	$182,673	$65,703	$269	$760,826
Current period gross charge-offs	$—	$75	$—	$—	$804	$2,433	$—	$—	$3,312

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

	AT DECEMBER 31, 2024
							REVOLVING	REVOLVING
							LOANS	LOANS
							AMORTIZED	CONVERTED
	TERM LOANS AMORTIZED COST BASIS BY ORIGINATION YEAR						COST	TO
	2024	2023	2022	2021	2020	PRIOR	BASIS	TERM	TOTAL

	(IN THOUSANDS)
Residential mortgages
Performing	$12,877	$15,602	$10,400	$57,540	$41,868	$38,418	$—	$—	$176,705
Non-performing	—	—	—	—	—	405	—	—	405
Total	$12,877	$15,602	$10,400	$57,540	$41,868	$38,823	$—	$—	$177,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$11,476	$10,988	$16,397	$7,605	$2,475	$4,299	$53,876	$664	$107,780
Non-performing	—	110	46	—	59	344	272	—	831
Total	$11,476	$11,098	$16,443	$7,605	$2,534	$4,643	$54,148	$664	$108,611
Current period gross charge-offs	$5	$6	$21	$19	$13	$143	$—	$—	$207
Total by payment performance
Performing	$24,353	$26,590	$26,797	$65,145	$44,343	$42,717	$53,876	$664	$284,485
Non-performing	—	110	46	—	59	749	272	—	1,236
Total	$24,353	$26,700	$26,843	$65,145	$44,402	$43,466	$54,148	$664	$285,721
Current period gross charge-offs	$5	$6	$21	$19	$13	$143	$—	$—	$207

	AT DECEMBER 31, 2023
							REVOLVING	REVOLVING
							LOANS	LOANS
							AMORTIZED	CONVERTED
	TERM LOANS AMORTIZED COST BASIS BY ORIGINATION YEAR						COST	TO
	2023	2022	2021	2020	2019	PRIOR	BASIS	TERM	TOTAL

	(IN THOUSANDS)
Residential mortgages
Performing	$14,576	$11,620	$61,172	$44,049	$7,092	$35,443	$—	$—	$173,952
Non-performing	—	—	—	—	—	718	—	—	718
Total	$14,576	$11,620	$61,172	$44,049	$7,092	$36,161	$—	$—	$174,670
Current period gross charge-offs	$—	$—	$—	$—	$—	$54	$—	$—	$54
Consumer
Performing	$13,890	$20,430	$9,782	$3,190	$1,169	$4,515	$48,344	$667	$101,987
Non-performing	15	—	—	73	42	280	157	221	788
Total	$13,905	$20,430	$9,782	$3,263	$1,211	$4,795	$48,501	$888	$102,775
Current period gross charge-offs	$9	$35	$43	$7	$8	$173	$—	$—	$275
Total by payment performance
Performing	$28,466	$32,050	$70,954	$47,239	$8,261	$39,958	$48,344	$667	$275,939
Non-performing	15	—	—	73	42	998	157	221	1,506
Total	$28,481	$32,050	$70,954	$47,312	$8,303	$40,956	$48,501	$888	$277,445
Current period gross charge-offs	$9	$35	$43	$7	$8	$227	$—	$—	$329

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

	AT DECEMBER 31, 2024

		30 – 59	60 – 89
		DAYS	DAYS	90+ DAYS	TOTAL	NON-	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	ACCRUAL	LOANS

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$86,368	$433	$—	$—	$433	$152	$86,953
Other commercial and industrial	144,627	1,852	—	97	1,949	675	147,251
Commercial real estate (non-owner occupied) - retail	181,778	—	—	—	—	—	181,778
Commercial real estate (non-owner occupied) - multi-family	132,364	—	—	—	—	—	132,364
Other commercial real estate (non-owner occupied)	224,914	195	—	—	195	8,773	233,882
Residential mortgages	175,817	852	36	26	914	379	177,110
Consumer	106,796	948	36	—	984	831	108,611
Total	$1,052,664	$4,280	$72	$123	$4,475	$10,810	$1,067,949

	AT DECEMBER 31, 2023

		30 – 59	60 – 89
		DAYS	DAYS	90+ DAYS	TOTAL	NON-	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	ACCRUAL	LOANS

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$88,960	$—	$—	$—	$—	$187	$89,147
Other commercial and industrial	156,971	526	22	211	759	1,694	159,424
Commercial real estate (non-owner occupied) - retail	161,961	—	—	—	—	—	161,961
Commercial real estate (non-owner occupied) - multi-family	110,008	—	—	—	—	—	110,008
Other commercial real estate (non-owner occupied)	231,506	—	—	—	—	8,780	240,286
Residential mortgages	173,497	437	18	—	455	718	174,670
Consumer	101,383	604	—	—	604	788	102,775
Total	$1,024,286	$1,567	$40	$211	$1,818	$12,167	$1,038,271

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

●	Principal forgiveness includes principal and accrued interest forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL.
●	Interest rate reductions include modifications where the interest rate is reduced, and interest is deferred.
●	Term extensions extend the original contractual maturity date of the loan.
●	Payment delays consist of modifications where we expect to collect the contractual amounts due but result in a delay in the receipt of payments specified under the original loan terms. We generally consider payment delays to be insignificant when the delay is three months or less.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the amortized cost basis of loans modified to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023 (in thousands).

	YEAR ENDED DECEMBER 31, 2024
	PAYMENT DELAY
	AMORTIZED COST BASIS	% OF TOTAL CLASS OF LOANS
Commercial real estate (owner occupied)	$152	0.17%
Total	$152

	TERM EXTENSION
	AMORTIZED COST BASIS	% OF TOTAL CLASS OF LOANS
Other commercial and industrial	$154	0.10%
Total	$154

	COMBINATION - PRINCIPAL FORGIVENESS AND TERM EXTENSION
	AMORTIZED COST BASIS	% OF TOTAL CLASS OF LOANS
Other commercial and industrial	$480	0.33%
Total	$480

As of December 31, 2024, the modified loans described in the table above were current as to payments.

	YEAR ENDED DECEMBER 31, 2023
	TERM EXTENSION
	AMORTIZED COST BASIS	% OF TOTAL CLASS OF LOANS
Residential mortgages	$37	0.02%
Total	$37

	COMBINATION - INTEREST RATE REDUCTION AND TERM EXTENSION
	AMORTIZED COST BASIS	% OF TOTAL CLASS OF LOANS
Other commercial real estate (non-owner occupied)	$6,243	2.60%
Total	$6,243

At December 31, 2024 and 2023, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023.

YEAR ENDED DECEMBER 31, 2024
PAYMENT DELAY
LOAN TYPE	FINANCIAL EFFECT
Commercial real estate (owner occupied)	Provided 60 months of additional amortization period to lower borrower's monthly payment.

TERM EXTENSION
LOAN TYPE	FINANCIAL EFFECT
Other commercial and industrial

During the first, second, and third quarters of 2024, provided a maturity date extension of ninety days and modified seasonal principal and interest payments to interest only until maturity. During the fourth quarter, provided the same borrower an additional maturity date extension of one year and required monthly principal and interest payments.

COMBINATION - PRINCIPAL FORGIVENESS AND TERM EXTENSION
LOAN TYPE	FINANCIAL EFFECT
Other commercial and industrial	As a result of the borrower's bankruptcy, the maturity date of the loan was extended four years and a portion of the principal balance was converted to an equity investment in the borrower.

YEAR ENDED DECEMBER 31, 2023
TERM EXTENSION
LOAN TYPE	FINANCIAL EFFECT
Residential mortgages	During the fourth quarter, provided a maturity date extension of approximately 15 years.

COMBINATION - INTEREST RATE REDUCTION AND TERM EXTENSION
LOAN TYPE	FINANCIAL EFFECT
Other commercial real estate (non-owner occupied)

During the second quarter, provided seven months of interest only payments at a reduced rate with the remaining portion of interest, totaling approximately $303,000, being deferred until maturity. Additionally, provided three month maturity date extension. A partial charge-down of $804,000 was recorded on this loan in the fourth quarter.

During 2023, there was an additional loan modification made to a borrower experiencing financial difficulty in the form of a term extension. The non-accrual, other commercial and industrial loan, in the amount of $405,000, was charged off in the fourth quarter of 2023.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The other commercial real estate (non-owner occupied) loan modified in 2023 was in non-accrual status and significantly past due as of December 31, 2024. The loan is secured by a mixed use (retail/office) property located within the City of Pittsburgh, but not in the downtown central business district. The loan was considered in default and the Company initiated formal foreclosure procedures on the property during 2024.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
Land	$1,225	$1,225
Premises	29,696	30,624
Furniture and equipment	8,097	8,258
Leasehold improvements	1,229	1,196
Total at cost	40,247	41,303
Less: Accumulated depreciation and amortization	26,019	27,154
Premises and equipment, net	$14,228	$14,149

The Company recorded depreciation and amortization expense of $1.7 million for the years ended December 31, 2024 and 2023.

The Company utilizes a contract cleaner to provide janitorial services for several office locations. The contract cleaner is owned by a Director of the Company. The amount paid to this related party totaled $233,000 and $293,000 for the years ended December 31, 2024 and 2023, respectively.

9. LEASE COMMITMENTS

The Company has operating and financing leases for several office locations and equipment. Several assumptions and judgments were made when applying the requirements of ASC 842 to the Company’s lease commitments, including the allocation of consideration in the contracts between lease and non-lease components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments. See Note 1 for information on policy elections.

The following table presents the lease cost associated with both operating and financing leases for the years ended December 31, 2024 and 2023.

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
Lease cost
Financing lease cost:
Amortization of right-of-use asset	$225	$277
Interest expense	108	97
Operating lease cost	251	92
Total lease cost	$584	$466

The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2024 and 2023.

	AT DECEMBER 31,
	2024		2023
	OPERATING	FINANCING	OPERATING	FINANCING
Weighted-average remaining term (years)	8.5	13.1	8.4	13.9
Weighted-average discount rate	4.31%	3.86%	3.75%	3.77%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the undiscounted cash flows due related to operating and financing leases as of December 31, 2024 and 2023, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.

DECEMBER 31, 2024
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due in:
2025	$233	$288
2026	223	291
2027	202	278
2028	205	246
2029	207	223
Thereafter	821	2,128
Total undiscounted cash flows	1,891	3,454
Discount on cash flows	(319)	(765)
Total lease liabilities	$1,572	$2,689

DECEMBER 31, 2023
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due in:
2024	$116	$311
2025	105	311
2026	93	247
2027	69	232
2028	69	200
Thereafter	312	2,215
Total undiscounted cash flows	764	3,516
Discount on cash flows	(106)	(816)
Total lease liabilities	$658	$2,700

The Company leases approximately 1,049 square feet of office space within its headquarters building to a Director of the Company. The amount paid by this related party totaled $13,000 for the years ended December 31, 2024 and 2023 and is reported in net occupancy expense on the Consolidated Statements of Operations.

10. DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
Demand:
Non-interest bearing	$171,622	$172,070
Interest bearing	342,158	288,124
Savings	119,479	119,484
Money market	231,424	256,205
Time deposits (1)	336,312	322,477
Total deposits	$1,200,995	$1,158,360
(1)	Time deposits include certificates of deposit (CDs) and individual retirement accounts (IRAs).

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the balance of time deposits as of December 31, 2024 maturing in the periods presented:

YEAR:	TIME DEPOSITS
(IN THOUSANDS)
2025	$226,193
2026	90,296
2027	6,222
2028	5,131
2029	4,078
2030 and after	4,392
Total	$336,312

The aggregate amount of time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2024 and 2023 are $101.2 million and $86.1 million, respectively.

The amount of related party deposits totaled $4,219,000 and $3,813,000 at December 31, 2024 and 2023, respectively.

Additionally, the Company had one deposit relationship that exceeded 5% of total deposits at December 31, 2024. The amount of this relationship totaled $86.7 million and $52.9 million at December 31, 2024 and 2023, respectively.

11. SHORT-TERM BORROWINGS

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2024
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS

	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$14,642
Maximum balance at any month end	—	36,650
Average balance during year	7	27,956
Average rate paid for the year	6.59%	5.66%
Interest rate on year-end balance	—	4.71

	AT DECEMBER 31, 2023
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS

	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$40,951
Maximum balance at any month end	—	75,442
Average balance during year	46	35,709
Average rate paid for the year	6.04%	5.44%
Interest rate on year-end balance	—	5.68

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions have an average maturity of overnight.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. ADVANCES FROM FEDERAL HOME LOAN BANK AND SUBORDINATED DEBT

Advances from the Federal Home Loan Bank (FHLB) consist of the following:

	AT DECEMBER 31, 2024
	WEIGHTED
	AVERAGE YIELD	BALANCE

MATURING	(IN THOUSANDS, EXCEPT RATES)
2025	4.76%	$11,943
2026	4.27	17,270
2027	4.23	15,100
2028	4.46	11,745
Total advances from FHLB	4.40	$56,058

	AT DECEMBER 31, 2023
	WEIGHTED
	AVERAGE YIELD	BALANCE

MATURING	(IN THOUSANDS, EXCEPT RATES)
2024	3.23%	$7,947
2025	4.43	2,000
2026	4.29	12,920
2027	4.33	10,950
2028	4.50	10,745
Total advances from FHLB	4.17	$44,562

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate and certain types of commercial and commercial real estate loans. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rates on the advances are fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage, commercial real estate, and commercial and industrial loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2024, the Company had immediately available $277 million of overnight borrowing capability at the FHLB, $41 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks.

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

The Company used approximately $20 million of the net proceeds to retire its existing subordinated debt and guaranteed junior subordinated deferrable interest debentures (trust preferred securities) on September 30, 2021. Specifically, the Company retired $12 million of 8.45% trust preferred securities which had been issued on April 28, 1998 and $7.7 million of 6.50% subordinated debt which had been issued on December 29, 2015. The remainder of the proceeds were utilized for general corporate purposes, including the downstream of $3.5 million as capital to the Bank in the third quarter of 2021. The net balance of subordinated debt as of December 31, 2024 and 2023 was $26.7 million.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level II: Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III: Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Equity Securities Without Readily Determinable Fair Values

During 2024, the Company entered into a Registration Rights Agreement with a borrower who, upon emergence from bankruptcy, issued ordinary shares in satisfaction of debt previously contracted. The shares are not listed on any stock exchange. Since the shares do not have a readily determinable fair value, they are carried at cost and evaluated for impairment by management. In addition, if management identifies an observable price change in an orderly transaction for an identical or similar investment of the same issuer, the fair value of the equity securities will be measured and adjusted.

At December 31, 2024, the carrying value of these equity securities was $600,000 which is included in other assets on the Consolidated Balance Sheets. There were no adjustments to the carrying value of equity securities without readily determinable fair values during the year ended December 31, 2024.

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

Securities classified as available for sale are reported at fair value based on measurements obtained from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. It should be noted that available for sale securities are reported at fair value, net of any related allowance for credit losses.

The fair values of the simultaneous interest rate swaps, the interest rate hedges used for interest rate risk management, and the risk participation agreements associated with certain commercial real estate loans are based on an external derivative valuation model using data inputs from similar transactions as of the valuation date and classified Level 2.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of December 31, 2024 and 2023 by level within the fair value hierarchy (in thousands).

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2024
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Equity securities (1)	$350	$350	$—	$—
Available for sale securities:
U.S. Agency	4,666	—	4,666	—
U.S. Agency mortgage-backed securities	91,534	—	91,534	—
Municipal	8,363	—	8,363	—
Corporate bonds	51,057	363	50,021	673
Interest rate swap asset (1)	4,657	—	4,657	—
Interest rate swap liability (2)	(4,691)	—	(4,691)	—
Interest rate hedge (2)	(169)	—	(169)	—
Risk participation agreement (2)	(207)	—	(207)	—

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2023
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Equity securities (1)	$499	$499	$—	$—
Available for sale securities:
U.S. Agency	5,339	—	5,339	—
U.S. Agency mortgage-backed securities	93,075	—	93,075	—
Municipal	10,360	—	10,360	—
Corporate bonds	56,937	—	56,937	—
Interest rate swap asset (1)	4,582	—	4,582	—
Interest rate swap liability (2)	(4,665)	—	(4,665)	—
Interest rate hedge (2)	(446)	—	(446)	—
Risk participation agreement (2)	(410)	—	(410)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At December 31, 2024 and 2023, the Company had no individually evaluated loans using the collateral method which were carried at fair value.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2024
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Other real estate owned and repossessed assets	$1,724	$—	$—	$1,724

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2023
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Other real estate owned and repossessed assets	$15	$—	$—	$15

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
DECEMBER 31, 2024	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$1,724	Appraisal of collateral (1)	Appraisal adjustments (2)	18% to 63% (24%)
			Liquidation expenses	0% to 33% (4%)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
DECEMBER 31, 2023	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$15	Appraisal of collateral (1)	Appraisal adjustments (2)	63% (63%)
			Liquidation expenses	33% (33%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

Fair values have been determined by the Company using independent third-party valuations that use the best available data (Level 2) and an estimation methodology (Level 3), which the Company believes is suitable for each category of financial instruments. Management believes that cash and cash equivalents, bank owned life insurance, regulatory stock, accrued interest receivable and payable, deposits with no stated maturity, and short-term borrowings have fair values which approximate the recorded carrying values. The fair value measurements for all of these financial instruments are Level 1 measurements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values based on US GAAP measurements and recorded carrying values at December 31, 2024 and 2023 for the remaining financial instruments not required to be reported at fair value were as follows:

	DECEMBER 31, 2024
	CARRYING
	VALUE	FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$63,837	$58,471	$—	$57,535	$936
Loans held for sale	460	470	470	—	—
Loans, net of allowance for credit losses and unearned income	1,054,037	990,745	—	—	990,745
FINANCIAL LIABILITIES:
Deposits with stated maturities	336,312	336,167	—	—	336,167
All other borrowings (1)	82,784	81,476	—	—	81,476

	DECEMBER 31, 2023
	CARRYING
	VALUE	FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$63,979	$58,621	$—	$56,769	$1,852
Loans held for sale	130	132	132	—	—
Loans, net of allowance for credit losses and unearned income	1,023,218	950,402	—	—	950,402
FINANCIAL LIABILITIES:
Deposits with stated maturities	322,477	321,660	—	—	321,660
All other borrowings (1)	71,247	70,061	—	—	70,061
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

15. INCOME TAXES

The expense for income taxes is summarized below and includes both federal and applicable state corporate income taxes:

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
Current	$832	$(477)
Deferred	(34)	(565)
Income tax expense (benefit)	$798	$(1,042)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2024		2023
	AMOUNT	RATE	AMOUNT	RATE

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense (benefit) based on federal statutory rate	$924	21.0%	$(921)	21.0%
Tax exempt income	(247)	(5.6)	(237)	5.4
Other	121	2.7	116	(2.7)
Total expense (benefit) for income taxes	$798	18.1%	$(1,042)	23.7%

The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for credit losses - loans	$2,922	$3,161
Allowance for credit losses - securities	94	202
Allowance for credit losses - unfunded commitments	203	197
Unrealized investment security losses	3,544	3,650
Premises and equipment	912	678
Lease liabilities	895	705
Net operating loss	469	—
Interest rate hedges	36	94
Other	173	169
Total tax assets	9,248	8,856
DEFERRED TAX LIABILITIES:
Investment accretion	(129)	(95)
Lease right-of-use assets	(815)	(636)
Accrued pension obligation	(6,602)	(5,193)
Other	(290)	(253)
Total tax liabilities	(7,836)	(6,177)
Net deferred tax asset	$1,412	$2,679

At December 31, 2024 and 2023, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize these assets.

The Company utilizes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company has no tax liability for uncertain tax positions. The Company’s federal and state income tax returns for taxable years through 2020 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE BENEFIT PLANS

PENSION PLAN:

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employees’ years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Effective January 1, 2013, the Company implemented a soft freeze of its defined benefit pension plan for non-union employees. A soft freeze means that all existing employees as of December 31, 2012 will remain in the defined benefit pension plan, but any new non-union employees hired after January 1, 2013 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401(k) program. The Company implemented a similar soft freeze of its defined benefit pension plan for union employees effective January 1, 2014. The Company executed these changes to help reduce its pension costs in future years. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of the Company’s common stock valued at $1.8 million and $2.0 million as of December 31, 2024 and 2023, respectively, and is limited to 4% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31.

PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$34,819	$34,906
Service cost	832	1,071
Interest cost	1,562	1,761
Actuarial (gain) loss	(532)	82
Settlements	(4,521)	—
Benefits paid	(932)	(3,001)
Benefit obligation at end of year	31,228	34,819
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	59,335	56,257
Actual return on plan assets	8,735	6,079
Employer contributions	—	—
Settlements	(4,521)	—
Benefits paid	(932)	(3,001)
Fair value of plan assets at end of year	62,617	59,335
Funded status of the plan	$31,389	$24,516

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$2,045	$7,626
Total	$2,045	$7,626

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$29,215	$32,137

The weighted-average assumptions used to determine benefit obligations at December 31, 2024 and 2023 were as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	5.58%	5.12%
Salary scale
Ages 25-34	5.00	5.00
Ages 35-44	4.00	4.00
Ages 45-54	3.00	3.00
Ages 55+	2.50	2.50

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$832	$1,071
Interest cost	1,562	1,761
Expected return on plan assets	(4,157)	(4,063)
Amortization of net loss	—	37
Settlement charge	471	—
Net periodic pension benefit	$(1,292)	$(1,194)

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The Company recognized a settlement charge in connection with its defined benefit pension plan of $471,000 in 2024 while no such charge was recognized in 2023. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year. It is important to note that since many retired employees have chosen to take lump sum payments in recent years, these individuals are no longer included in the pension plan which favorably impacts the Company’s basic pension expense. Therefore, the Company’s basic annual pension expense is expected to be lower in the future. This was evident in 2023 and 2024 as the Company recognized a net periodic pension benefit in both years.

Note that pension settlement charges are dependent upon the level of national interest rates from the previous year and the impact that interest rates have on lump sum distributions to those employees eligible to retire. Pension settlement charges are also dependent upon the choice of retiring employees to either take a lump sum distribution or receive future monthly annuity payments.

The accrued pension liability, which had a positive (debit) balance of $31.4 million and $24.7 million, was reclassified to other assets on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. The balance of the accrued pension liability continues to be a positive value as a result of Company contributions to the plan and the revaluation of the obligation.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS
Net gain	$(5,110)	$(1,934)
Recognized loss	(471)	(37)
Total recognized in other comprehensive loss before tax effect	$(5,581)	$(1,971)
Total recognized in net benefit cost and other comprehensive loss before tax effect	$(6,873)	$(3,165)

For the year ended December 31, 2024, actuarial gains/losses in the projected benefit obligation were the result of the plan experience, updated census data, discount rate, lump sum interest rates, lump sum mortality tables, and lump sum settlements that occurred during the year. These sources generated a combined gain of about 1.95% of expected year-end obligations.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2024 and 2023 were as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	5.12%	5.45%
Expected return on plan assets	7.00	7.00
Rate of compensation increase
Ages 25-34	5.00	5.00
Ages 35-44	4.00	4.00
Ages 45-54	3.00	3.00
Ages 55+	2.50	2.50

The Company has assumed a 7.00% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 20 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 0% to 60% of plan assets.

PLAN ASSETS:

The plan’s measurement date was December 31, 2024. The plan’s asset allocation at December 31, 2024 and 2023, by asset category, was as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023
ASSET CATEGORY:
Cash and cash equivalents	1.4%	2.4%
Fixed income	35.1	94.2
Equity	63.5	3.4
Total	100.0%	100.0%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major categories of assets in the Company’s pension plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$878	$1,419
Fixed income	22,003	55,909
Equity	39,736	2,007
Total fair value of plan assets	$62,617	$59,335

Cash and cash equivalents may include uninvested cash balances along with money market mutual funds, treasury bills, or other assets normally categorized as cash equivalents. Fixed income may include mutual funds that are categorized as balanced, domestic, international, or global/emerging, as well as exchange traded funds. In addition, fixed income may include individual bonds that are government, corporate, or international. Equity may include common or preferred stocks, covered options, rights or warrants, or American Depository Receipts which are traded on any U.S. equity market. In addition, equity may include mutual funds and exchange traded funds.

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects an equal balance between fixed income and equity investments. The allocation between fixed income and equity assets may vary to a moderate degree during normal market cycles. The pension plan’s allocation to fixed income can fall within the range of 0% to 100% of the plan assets while the allocation to equity is 0% to 60%. In addition, cash equivalents can range from 0% to 100% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 4% of the market value of the plan assets (as of December 31, 2024 and 2023, 2.8% and 3.4%, respectively, of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of income generated to fund benefit payments.

CASH FLOWS:

The Company presently expects to contribute $0 to the plan in 2025. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid.

ESTIMATED FUTURE
YEAR:	BENEFIT PAYMENTS
(IN THOUSANDS)
2025	$5,142
2026	4,188
2027	3,631
2028	3,169
2029	2,805
Years 2030-2034	12,041

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) PLAN:

The Company maintains a qualified 401(k) plan that allows for participation by Company employees. Under the plan, employees may elect to make voluntary contributions to their accounts, which the Company will match one half on the first 2% of contributions up to a maximum of 1%. The Company also contributes 4% of salaries for union members who are in the plan. These contribution percentages apply to employees who are eligible to participate in our defined benefit pension plan.

Effective January 1, 2013, any new non-union employees receive a 4% non-elective contribution, and these employees may elect to make voluntary contributions to their accounts which the Company will match one half on the first 6% of contributions up to a maximum of 3%. Effective January 1, 2014, any new union employees receive a 4% non-elective contribution, and these employees may elect to make voluntary contributions to their accounts which the Company will match dollar for dollar up to a maximum of 4%. Contributions by the Company charged to operations were $982,000 and $900,000 for the years ended December 31, 2024 and 2023, respectively. The fair value of plan assets includes $390,000 and $409,000 pertaining to the value of the Company’s common stock that was held by the plan at December 31, 2024 and 2023, respectively.

DEFERRED COMPENSATION PLAN:

The Company maintains a non-qualified deferred compensation plan in which a select group of executives are permitted to participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan. The Company has established a rabbi trust to provide funding for the benefits payable under our deferred compensation plan. As of December 31, 2024 and 2023, the Company reported a deferred compensation liability of $350,000 and $499,000, respectively, within other liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2024 and 2023, the Company recognized deferred compensation plan expense of $19,000 and $23,000, respectively. The deferred compensation plan expense is reported within other expense on the Consolidated Statements of Operations. See Note 5 (Investment Securities) for additional disclosures related to the nonqualified deferred compensation plan and assets held within the rabbi trust.

Except for the above-described benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

17. COMMITMENTS AND CONTINGENT LIABILITIES

The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk. Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Commitments to extend credit are issued both on an unsecured and secured basis. Collateral which secures these types of commitments is the same as for other types of secured lending such as accounts receivable, inventory, fixed assets, and real estate.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2024, the Company had various outstanding commitments to extend credit approximating $233.2 million and standby letters of credit of $8.7 million, compared to commitments to extend credit of $236.6 million and standby letters of credit of $8.2 million at December 31, 2023.

Standby letters of credit had terms ranging from one to five years with annual extension options available. Standby letters of credit of approximately $6.5 million and $5.7 million were secured as of December 31, 2024 and 2023, respectively.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded a provision for credit losses on unfunded commitments for the years ended December 31, 2024 and 2023 of $26,000 and $17,000, respectively. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $966,000 at December 31, 2024 and $940,000 at December 31, 2023.

Pursuant to its bylaws, the Company provides indemnification to its directors and officers against certain liabilities incurred as a result of their service on behalf of the Company. In connection with this indemnification obligation, the Company can advance on behalf of covered individuals’ costs incurred in defending against certain claims. Additionally, the Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

18. STOCK COMPENSATION PLANS

The Company uses the modified prospective method for accounting for stock-based compensation and recognized $8,000 of compensation expense for the year 2024 and $45,000 in 2023.

During 2021, the Company’s Board adopted, and its shareholders approved, the AmeriServ Financial, Inc. 2021 Equity Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 600,000 shares of common stock. This Plan replaced the expired 2011 Stock Incentive Plan. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company and its affiliates, as selected by the compensation committee of the Board. The option price at which a granted stock option may be exercised will not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, options vest over a three-year period and become exercisable in equal installments over the vesting period. At times, options with a one-year vesting period may also be issued.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s Equity Incentive Plan at December 31, 2024 and 2023, and changes during the years then ended are presented in the table and narrative following:

	YEAR ENDED DECEMBER 31,
	2024		2023
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE
Outstanding at beginning of year	245,000	$3.64	323,786	$3.52
Granted	—	—	—	—
Exercised	—	—	(29,653)	3.19
Forfeited	(51,000)	3.31	(49,133)	3.17
Outstanding at end of year	194,000	3.72	245,000	3.64
Exercisable at end of year	194,000	3.72	200,002	3.59
Weighted average fair value of options granted in current year		$—		$—

All of the 194,000 options outstanding at December 31, 2024 are exercisable and have exercise prices between $2.96 and $4.22, with a weighted average exercise price of $3.72 and a weighted average remaining contractual life of 4.82 years. The fair value of each option grant is estimated on the date of grant using the Binomial or Black-Scholes option pricing model. No stock options or restricted stock were granted during 2024 and 2023.

There were no stock options exercised during 2024. The intrinsic value of stock options exercised was $24,000 in 2023.

19. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the periods ended December 31, 2024 and 2023 (in thousands):

	YEAR ENDED DECEMBER 31, 2024				YEAR ENDED DECEMBER 31, 2023
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(13,730)	$(352)	$(5,894)	$(19,976)	$(14,938)	$—	$(7,582)	$(22,520)
Other comprehensive income before reclassifications	398	760	3,906	5,064	479	11	1,659	2,149
Amounts reclassified from accumulated other comprehensive loss	—	(543)	372	(171)	729	(363)	29	395
Net current period other comprehensive income (loss)	398	217	4,278	4,893	1,208	(352)	1,688	2,544
Ending balance	$(13,332)	$(135)	$(1,616)	$(15,083)	$(13,730)	$(352)	$(5,894)	$(19,976)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the periods ended December 31, 2024 and 2023 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)

Details about accumulated other	YEAR ENDED	YEAR ENDED	Affected line item in the
comprehensive loss components	DECEMBER 31, 2024	DECEMBER 31, 2023	statement of operations
Realized losses on sale of securities
	$—	$922	Net realized losses on investment securities
	—	(193)	Provision (benefit) for income taxes
	$—	$729
Interest rate hedge
	$(687)	$(460)	Interest expense - Deposits
	144	97	Provision (benefit) for income taxes
	$(543)	$(363)
Amortization of estimated defined benefit pension plan loss(2)
	$471	$37	Other expense
	(99)	(8)	Provision (benefit) for income taxes
	$372	$29
Total reclassifications for the period	$(171)	$395
(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

20. INTANGIBLE ASSETS

The Company’s Consolidated Balance Sheets show both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangible). Goodwill has an indefinite life and is not amortized. Instead, such intangible is evaluated for impairment at the reporting unit level at least annually, or more frequently if indicators of impairment are present. Any resulting impairment would be reflected as a non-interest expense. Based on this analysis, no impairment was recorded in 2024 or 2023. Of the Company’s goodwill of $13.6 million, $11.2 million relates to past branch acquisitions while $2.4 million relates to the acquisition of the former West Chester Capital Advisors, now operating as AmeriServ Wealth Advisors. The balance of the Company’s goodwill at December 31, 2024 and 2023 was $13.6 million.

Other identifiable intangible assets, such as core deposit intangible, are assigned useful lives, which are amortized on an accelerated basis over their useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the years ended December 31, 2024 and 2023, no such adjustments were recorded. During 2021, the Company recorded a core deposit intangible of $177,000 as a result of the Riverview Bank branch acquisition. As of December 31, 2024 and 2023, accumulated amortization on the core deposit intangible totaled $100,000 and $76,000, respectively.

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
CORE DEPOSIT INTANGIBLE
Balance at beginning of year	$101	$128
Amortization	(24)	(27)
Balance at end of year	$77	$101

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the estimated future amortization expense for the core deposit intangible associated with the Riverview branch acquisition is as follows (in thousands):

2025	$21
2026	17
2027	14
2028	11
2029	8
After five years	6
$77

21. DERIVATIVE HEDGING INSTRUMENTS

The Company can use various interest rate contracts, such as interest rate swaps, caps, and floors to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.

The Company can use derivative instruments, primarily interest rate swaps, to manage interest rate risk and match the rates on certain assets by hedging the fair value of certain fixed rate debt, which converts the debt to variable rates and by hedging the cash flow variability associated with certain variable rate debt by converting the debt to fixed rates.

Interest Rate Swap Agreements

To accommodate the needs of our customers and support the Company’s asset/liability positioning, we may enter into interest rate swap agreements with customers and a large financial institution that specializes in these types of transactions. These arrangements involve the exchange of interest payments based on the notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into offsetting fixed rate swaps with this large financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay the large financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. Fees on the interest rate swap transactions are recognized as revenue when received. There were no new interest rate swap contracts executed during the year ended December 31, 2024, therefore, no fees were recognized. For the year ended December 31, 2023, the Company received $295,000 in fees on the interest rate swap transactions.

These swaps are considered free-standing derivatives and are reported at fair value within other assets and other liabilities on the Consolidated Balance Sheets. Disclosures related to the fair value of the swap transactions can be found in Note 13.

The following table summarizes the interest rate swap transactions that impacted the Company’s 2024 and 2023 performance (in thousands, except percentages).

	DECEMBER 31, 2024
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	INCOME
Swap assets	N/A	$66,476	7.52%	Monthly	$1,968
Swap liabilities	N/A	(66,476)	(7.52)	Monthly	(1,968)
Net exposure		$—	—%		$—

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2023
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	INCOME
Swap assets	N/A	$76,502	7.45%	Monthly	$2,099
Swap liabilities	N/A	(76,502)	(7.45)	Monthly	(2,099)
Net exposure		$—	—%		$—

Risk Participation Agreement

The Company has entered into risk participation agreements (RPAs) with the lead bank of certain commercial real estate loan arrangements. As a participating bank, the Company guarantees the performance on borrower-related interest rate swap contracts. The Company has no obligations under the RPAs unless the borrower defaults on their swap transaction with the lead bank and the swap is a liability to the borrower. In that instance, the Company has agreed to pay the lead bank a pre-determined percentage of the swap’s value at the time of default. In exchange for providing the guarantee, the Company receives an upfront fee from the lead bank. There were no new RPAs executed during the year ended December 31, 2024, therefore, no fees were recognized. For the year ended December 31, 2023, the Company received $52,000 in fees on an RPA transaction, which was recognized as revenue when received.

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPAs can be found in Note 13. The notional amount of the risk participation agreements outstanding at December 31, 2024 and 2023 was $4.9 million and $6.8 million, respectively.

Interest Rate Hedges

The Company has entered into interest rate swaps with a total notional value of $70 million as of December 31, 2024 and 2023 in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. The hedge transactions allow the Company to add stability to interest expense and manage its exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in accumulated other comprehensive loss (within Shareholders’ Equity), net of tax, with a corresponding offset within other liabilities. Disclosures related to the fair value of the interest rate hedges can be found in Note 13. Amounts recorded in accumulated other comprehensive loss for the effective portion of changes in the fair value are subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during 2024 and 2023.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the years ended December 31, 2024 and 2023, the Company had $687,000 and $460,000 of gains, respectively, which resulted in a decrease to interest expense. In the twelve months that follow December 31, 2024, the Company estimates that approximately $57,000 will be reclassified as a decrease to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates. As of December 31, 2024, the maximum length of time over which forecasted transactions are hedged is approximately two years with all hedge transactions terminating in 2026.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the years ended December 31, 2024 and 2023 (in thousands).

	YEAR ENDED DECEMBER 31, 2024
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$275	Interest expense - Deposits	$(687)
Total	$275		$(687)

	YEAR ENDED DECEMBER 31, 2023
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$(446)	Interest expense - Deposits	$(460)
Total	$(446)		$(460)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps and interest rate caps/floors. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at December 31, 2024 and 2023.

22. SEGMENT REPORTING

ASC Topic 280, Segment Reporting, identifies operating segments as components of a company which are evaluated regularly by the chief operating decision maker in deciding how to develop strategy, allocate resources, and assess performance. The chief operating decision maker of the Company is our President and Chief Executive Officer (CEO). The CEO has authority over all divisions within the Company. The senior manager of each division reports directly to the CEO and all operating activities of the divisions, including financial results, budgets, and forecasts, are discussed with the CEO. While the CEO’s direct reports manage the day-to-day functions of each division, all strategic and major decision making actions must be approved by the CEO for all product lines and geographic areas where the Company has a presence.

While the Company monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. The Company provides a variety of consumer and commercial banking and wealth management services within southwestern Pennsylvania and Hagerstown, Maryland through its branch network. Its retail and commercial banking activities include the deposit-gathering branch franchise and lending activities such as residential mortgage loans, direct consumer loans, small business loans, commercial loans, business services, and CRE loans. Its wealth management activities include personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts, as well as the sale of mutual funds, annuities, and insurance products. Additionally, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are offered. Wealth management activities also include the union collective investment funds (ERECT funds) which are designed to use union pension dollars in construction projects that utilize union labor.

Management has determined that the Company has one reportable segment consisting of Community Banking. While senior management within each division evaluates detailed financial data to monitor revenues and expenses, there are certain support cost centers, such as information technology, human resources, internal audit, and finance, that are not directly charged to each operating profit center making it difficult to determine a thorough and accurate measure of

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

profitability. Further, the revenue generating divisions do not operate as separate silos but work cooperatively and together, providing referrals and cross-selling opportunities to one another. It is not feasible to split the benefit of these efforts between or among the referral division and the product/service division. Finally, the Company’s Board of Directors evaluates performance on a macro level basis and reviews financial reports that describe the consolidated operating performance of all the divisions of the Company.

The accounting policies for the Community Banking segment are the same as those of our consolidated entity. The chief operating decision maker assesses performance and decides how to allocate resources based on net income as reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets.

Consolidated net income is used to monitor budget versus actual results in assessing performance. The chief operating decision maker uses two primary measures to gauge performance: earnings per share (EPS) and return on average assets (ROA). EPS measures the Company’s profitability in relation to the number of common shares outstanding. ROA measures how efficiently the Company generates income based on its total assets. The chief operating decision maker also uses consolidated net income in competitive analysis by benchmarking to the Company’s peers.

23.  REGULATORY CAPITAL

The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. For a more detailed discussion, see the Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2024 and 2023, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	AT DECEMBER 31, 2024
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$150,147	12.70%	$143,619	12.16%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	108,643	9.19	128,854	10.91	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	108,643	9.19	128,854	10.91	6.00	8.00
Tier 1 Capital (To Average Assets)	108,643	7.68	128,854	9.15	4.00	5.00

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

* Applies to the Bank only.

24. PARENT COMPANY FINANCIAL INFORMATION

The parent company functions primarily as a coordinating and servicing unit for its subsidiary entity. Provided services include general management, accounting and taxes, loan review, internal audit, investment advisory, marketing, insurance, risk management, general corporate services, and financial and strategic planning. The following financial information relates only to the parent company operations:

BALANCE SHEETS

	AT DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
ASSETS
Cash	$10	$100
Short-term investments	2,673	3,553
Cash and cash equivalents	2,683	3,653
Investment securities available for sale	4,153	4,532
Equity investment in banking subsidiary	127,905	115,322
Equity investment in non-banking subsidiary	—	6,084
Other assets	745	1,163
TOTAL ASSETS	$135,486	$130,754
LIABILITIES
Subordinated debt	$26,726	$26,685
Other liabilities	1,512	1,792
TOTAL LIABILITIES	28,238	28,477
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	107,248	102,277
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$135,486	$130,754

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,745	$2,702
Dividends from banking subsidiary	5,500	3,000
Dividends from non-banking subsidiary	—	1,650
Interest, dividend and other income	227	221
TOTAL INCOME	8,472	7,573
EXPENSE
Interest expense	1,054	1,054
Salaries and employee benefits	2,831	2,816
Other expense	3,492	4,362
TOTAL EXPENSE	7,377	8,232
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	1,095	(659)
Benefit for income taxes	(925)	(1,115)
Equity in undistributed earnings of subsidiaries	1,581	(3,802)
NET INCOME (LOSS)	$3,601	$(3,346)
COMPREHENSIVE INCOME (LOSS)	$8,494	$(802)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2024	2023

	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)	$3,601	$(3,346)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,581)	3,802
Stock compensation expense	8	45
Other – net	196	(53)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,224	448
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(968)	—
Proceeds from maturity and sales of investment securities – available for sale	1,305	1,891
NET CASH PROVIDED BY INVESTING ACTIVITIES	337	1,891
FINANCING ACTIVITIES
Stock options exercised	—	94
Purchases of treasury stock	(1,511)	—
Common stock dividends paid	(2,020)	(2,058)
NET CASH USED IN FINANCING ACTIVITIES	(3,531)	(1,964)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(970)	375
CASH AND CASH EQUIVALENTS AT JANUARY 1	3,653	3,278
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$2,683	$3,653

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. The subsidiary Bank had a combined $136,976,000 of restricted surplus and retained earnings at December 31, 2024. Cash may also be upstreamed to the parent company by the subsidiary as an inter-entity management fee.

25. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2024 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$17,063	$16,708	$16,510	$16,224
Interest expense	7,524	7,821	7,635	7,477
Net interest income	9,539	8,887	8,875	8,747
Provision (recovery) for credit losses	1,058	(51)	434	(557)
Net interest income after provision (recovery) for credit losses	8,481	8,938	8,441	9,304
Non-interest income	4,453	4,203	4,372	4,947
Non-interest expense	11,858	11,721	13,297	11,864
Income (loss) before income taxes	1,076	1,420	(484)	2,387
Provision (benefit) for income taxes	187	237	(109)	483
Net income (loss)	$889	$1,183	$(375)	$1,904
Basic earnings per common share	$0.05	$0.07	$(0.02)	$0.11
Diluted earnings per common share	0.05	0.07	(0.02)	0.11
Cash dividends declared per common share	0.03	0.03	0.03	0.03

	2023 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$15,968	$15,439	$14,879	$14,574
Interest expense	7,379	6,640	5,769	5,052
Net interest income	8,589	8,799	9,110	9,522
Provision for credit losses	6,018	189	43	1,179
Net interest income after provision for credit losses	2,571	8,610	9,067	8,343
Non-interest income	2,764	4,256	3,862	5,507
Non-interest expense	12,133	12,095	13,177	11,963
(Loss) income before income taxes	(6,798)	771	(248)	1,887
(Benefit) provision for income taxes	(1,477)	124	(61)	372
Net (loss) income	$(5,321)	$647	$(187)	$1,515
Basic earnings per common share	$(0.31)	$0.04	$(0.01)	$0.09
Diluted earnings per common share	(0.31)	0.04	(0.01)	0.09
Cash dividends declared per common share	0.03	0.03	0.03	0.03

A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AmeriServ Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years the ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses (ACL) – Qualitative Factor

The Company’s loan portfolio totaled $1.1 billion as of December 31, 2024, and the associated ACL was $14 million. As discussed in Note 1 to the consolidated financial statements, determining the amount of the ACL requires significant judgment about the expected future losses, which is based on capturing loans that qualify for a segment as of a point in time to form a cohort, then tracks that cohort over their remaining lives to determine their loss behavior. The remaining lifetime loss rate is then applied to current loans that qualify for the same segmentation criteria to form a remaining life expectation on current loans. Once historical cohorts are established, the loans in each individual cohort are tracked over their remaining lives for loss and recovery events. Management applies these qualitative adjustments to the baseline lifetime loss rate to reflect changes in the current and forecasted environment, both internal and external, that are different from the conditions that existed during the historical loss calculation period.

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

The primary procedures we performed to address this critical audit matter included:

•	Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses, and the qualitative factor adjustments.

•	Testing the completeness and accuracy of the significant data points that management uses in their evaluation of the qualitative adjustments.

•	Testing the anchoring calculation that management completes to properly align the magnitude of the adjustments with the Company’s historical loss data.

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

March 19, 2025

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2024, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2024, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Reserve as safety and soundness laws and regulations.

Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2024.

/s/ JEFFREY A. STOPKO	/s/ MICHAEL D. LYNCH
Jeffrey A. Stopko	Michael D. Lynch
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

Johnstown, PA
March 19, 2025

STATEMENT OF MANAGEMENT RESPONSIBILITY

March 19, 2025

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of December 31, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Management Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2024 is included in Item 8.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f)) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fourth quarter of 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Under our Articles of Incorporation, the total number of directors may be determined by either a resolution adopted by a majority vote of the directors then in office or by a resolution adopted by the shareholders at a meeting. The number of directors as of the date hereof has been set by the Board at seven who are not officers of the Company or a subsidiary or affiliate of the Company plus the President and Chief Executive Officer.

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

Class III Directors — Term Expires in 2025

Amy Bradley, 57

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

Kim W. Kunkle, 70

Director since: 1994

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Since 1984, Mr. Kunkle has served as the President and Chief Executive Officer of Laurel Holdings, Inc. (“Laurel Holdings”), which is a closely held private company with wholly owned subsidiaries involved in underground utility construction, plumbing, janitorial services, metal machining, and pipeline rehabilitation. Laurel Holdings employs over 200 and has sales in excess of $20 million. We believe that Mr. Kunkle’s professional experience managing a diverse organization of Laurel Holdings’ size demonstrates his ability to effectively oversee ASRV’s management as a member of the Board and continues to make valuable contributions to ASRV’s committees. Mr. Kunkle is a graduate of Duke University with a bachelor of arts in Management Science. Mr. Kunkle is Non-Executive Vice Chair of the Company and Chair of the Bank’s discount committee.

Jeffrey A. Stopko, 62

Director since: 2015

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Mr. Jeffrey A. Stopko has been the Chief Executive Officer and President of AmeriServ Financial, Inc. since March 24, 2015, and the Chief Executive Officer and President of AmeriServ Financial Bank since February 16, 2016. Mr. Stopko served as Interim Chief Executive Officer and President of AmeriServ Financial, Inc. from January 9, 2015, until March 24, 2015. Mr. Stopko served as Executive Vice President and Chief Financial and Administrative Officer of AmeriServ Financial, Inc. from May 2010 until January 9, 2015, where he directed all administrative services to include finance, information technology, credit administration and human resources. Prior to that, Mr. Stopko served as Chief Financial Officer and Principal Accounting Officer of AmeriServ Financial, Inc. since 1997, where he directed all financial and investment activities. He guided a major corporate balance sheet restructuring at AmeriServ that reduced the risk profile and provided the foundation for improved earnings. He is a licensed Certified Public Accountant with Big Four accounting experience. Mr. Stopko is a 1984 graduate of Bucknell University with a Bachelor of Science degree in Business Administration. Mr. Stopko’s extensive banking experience coupled with his accounting experience enables him to provide the Board with insight to our operations, policies, and implementation of strategic plans.

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

David J. Hickton, 69

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

Daniel A. Onorato, 64

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

Class II Directors — Term Expires in 2027

J. Michael Adams, Jr., Esquire, 63

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

Mark E. Pasquerilla, 65

Director since: 1997

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: Pennsylvania Real Estate Investment Trust (“PREIT”)

Mr. Pasquerilla has been an officer and director of Pasquerilla Enterprises, LP, a Johnstown-based real estate owner and manager, and its subsidiaries since 2006. He has served as its Chief Executive Officer since 2013 and was its President from 2006 to 2013. From 1992 to 2006, Mr. Pasquerilla served as an officer and director of Crown Holding Company and its subsidiaries (Chief Executive Officer and Chairman from April 1999 to December 2006, and President from 1992 to 2006). Mr. Pasquerilla is sole member of Pasquerilla Management LLC, which incorporated in June 2019. From April 1999 until it was acquired by PREIT, a publicly-traded real estate investment trust, in November 2003, he also served as Chairman and Chief Executive Officer of Crown American Realty Trust and as a trustee. Mr. Pasquerilla had been a trustee of PREIT since 2003. He received a bachelor of arts from Notre Dame University and a M.S. from the London School of Economics. In connection with his work as an officer and trustee of Pasquerilla Enterprises, LP, Crown Holding Company and PREIT, Mr. Pasquerilla has acquired substantial experience in real estate finance. Because, like most banks, ASRV has many real estate loans, we believe this experience is important to our Board. Mr. Pasquerilla is Chair of the executive committee.

Executive Officers

Our current executive officers and certain biographical information regarding them, other than Mr. Stopko, whose information is included above under “Directors,” is listed below. All data is as of the date hereof.

David A. Finui, age 70, President of AmeriServ Wealth and Capital Management, a division of AmeriServ Financial Bank. Mr. Finui became President of AmeriServ Wealth and Capital Management effective October 1, 2024, following the merger of AmeriServ Trust and Financial Services Company (the “Trust Company”) with and into AmeriServ Financial Bank. From September 1, 2023 until October 1, 2024, Mr. Finui was the President and Chief Executive Officer of AmeriServ Trust and Financial Services Company. Until such appointment, Mr. Finui was the Executive Vice President and Director of Wealth and Capital Management of AmeriServ Trust and Financial Services Company since January 1, 2019. Prior to this appointment, Mr. Finui served as Senior Vice President/Personal Trust and Financial Services of the Trust Company from September 12, 2016. Prior to joining AmeriServ Trust and Financial Services Company, Mr. Finui was Vice President/Director of Business Development and promoted to Senior Vice President and Senior Wealth Management Advisor of S&T Bank’s Wealth Management division from July 2008 and Vice President/Trust Officer and promoted to Senior Vice President, Senior Wealth Management Advisor, Chief Retail Officer and Chief Operating Officer of Irwin Bank and Trust Company from November 1999.

Michael D. Lynch, age 64 , Executive Vice President, Chief Financial Officer, Chief Investment Officer, and Chief Risk Officer of AmeriServ Financial, Inc. Mr. Lynch became Executive Vice President, Chief Financial Officer, Chief Investment Officer, and Chief Risk Officer on April 1, 2021. Mr. Lynch had been Senior Vice President, Chief Financial Officer, Chief Investment Officer, and Chief Risk Officer of AmeriServ Financial, Inc. from January 15, 2015, until such appointment, following the promotion of Mr. Stopko. Mr. Lynch has served as Senior Vice President and Chief Investment and Chief Risk Officer of AmeriServ since 2013. He had been Vice President and Chief Investment and Chief Risk Officer of AmeriServ from 2005 to 2013.

Delinquent Section 16(a) Reports

Based solely upon our review of the Forms 3 and Forms 4 filed by the beneficial owners of our Common Stock, we believe all reports required by Section 16(a) of the Exchange Act were filed on time.

Corporate Governance Documents

A copy of our Employee Code of Ethics and Legal Code of Conduct, Code of Conduct for Directors, our Code of Ethics for Senior Financial Officers and the charters of our audit committee, nominating/corporate governance committee, compensation/human resources committee, and investment/ALCO committee are available on our website at https://investors.ameriserv.com/corporate-information/documents and any shareholder may obtain a printed copy of these documents by writing to Investor Relations, AmeriServ Financial, Inc., P.O. Box 430, Johnstown, Pennsylvania 15907-0430, by e-mail at info@ameriserv.com or by calling Investor Relations at (814) 533-5193.

Board and Committees 2024

The Board has various standing committees, including an audit committee, a compensation/human resources committee, an executive committee, an investment/ALCO committee, a nominating/corporate governance committee, and a technology committee, and each committee operates under a written charter. For information regarding availability of certain of these charters, see information under the heading “Corporate Governance Documents” below. Directors are expected to attend meetings of the Board, meetings of the committees on which they serve and the ASRV annual meeting of shareholders. During 2024, the Board held 13 meetings, the audit committee held 8 meetings, the executive committee held 1 meeting, the investment/ALCO committee held 4 meetings, the technology committee held 4 meetings, the compensation/human resources committee held 2 meetings, and the nominating/corporate governance committee held 2 meetings. There were 2 executive sessions of the Board excluding management. Each director attended at least 75% of the combined total of meetings of the Board and of each committee of which he or she was a member. Each director attended ASRV’s 2024 annual meeting of shareholders.

The composition of each of the committees, as of December 31, 2024, is below:

Name	Executive	Technology	Investment/ ALCO	Audit	Nominating/ Corporate Governance	Compensation/ Human Resources
J. Michael Adams, Jr.	X				Chair
Richard W. Bloomingdale		X		X
Amy Bradley			Chair
David J. Hickton		Chair
Kim W. Kunkle	X		Vice Chair			Vice Chair
Margaret A. O’Malley(1)	Vice Chair	Vice Chair	X	Chair	Vice Chair	X
Daniel A. Onorato				Vice Chair
Mark E. Pasquerilla	Chair	X	X	X	X	Chair
Jeffrey A. Stopko		X	X
Michael D. Lynch			X
David A. Finui		X
(1)	On February 20, 2025, Ms. O’Malley passed away.

The executive committee serves as a resource for management to seek guidance on issues between regularly scheduled meetings or with respect to matters that generally do not warrant calling a special board meeting. In addition, from time to time, the executive committee is asked to study strategic issues in greater depth. The executive committee was comprised of Directors Pasquerilla (Chair), O’Malley (Vice Chair), Adams and Kunkle.

The technology committee was comprised of Directors Hickton (Chair), O’Malley (Vice Chair), Bloomingdale, Pasquerilla, Stopko and Mr. Finui. The technology committee facilitates communication and cooperation between the Directors and Management regarding important issues related to technology.

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

The investment/ALCO committee was comprised of Directors Bradley (Chair), Kunkle (Vice Chair), O’Malley, Pasquerilla, Stopko and Mr. Lynch. This committee ensures the safety and soundness of the Company and its subsidiaries through proper asset/liability management and is responsible for, among other things: developing and overseeing our asset/liability management process, including developing investment policies and monitoring investment activities; monitoring management’s handling of risks to our balance sheet; and monitoring interest rate, liquidity and market risks in accordance with policies approved by the Board. The investment/ALCO committee meets regularly to review investment transactions and to discuss other strategic initiatives that relate to balance sheet management and structure as considered necessary.

The audit committee was comprised of Directors O’Malley (Chair), Onorato (Vice Chair), Bloomingdale, and Pasquerilla, each of whom in the judgment of the Board is independent within the meaning of the NASDAQ listing requirements. Mr. Onorato is also designated as the audit committee financial expert and meets the qualifications to serve as such under the NASDAQ listing standards. This designation does not impose any duties, obligations or liabilities on Mr. Onorato that are greater than the duties, obligations or liabilities imposed on the other members of the Audit Committee. The audit committee is responsible for the appointment, compensation, oversight, and termination of our independent auditors. The audit committee is also responsible for oversight of internal audit and loan review. The committee is required to pre-approve audit and certain non-audit services performed by the independent auditors. The committee also assists the Board in providing oversight over the integrity of our financial statements, compliance with applicable legal and regulatory requirements and the performance of our internal audit function. The committee also is responsible for, among other things, reporting to our Board on the results of the annual audit and reviewing the financial statements and related financial and non-financial disclosures included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Importantly, from a corporate governance perspective, the audit committee regularly evaluates the independent auditors’ independence from ASRV and its management, including approving consulting and other legally permitted, non-audit services provided by our auditors and the potential impact of the services on the auditors’ independence. The committee meets periodically with our independent auditors and our internal auditors outside of the presence of management and possesses the authority to retain professionals to assist it in meeting its responsibilities without consulting with management. The committee reviews and discusses with management earnings releases, including the use of pro forma information (if applicable). The committee also discusses with management and the independent auditors the effect of accounting initiatives. The committee also is responsible for receiving and evaluating complaints and concerns relating to accounting and auditing matters.

The nominating/corporate governance committee was comprised of Directors Adams (Chair), O’Malley (Vice Chair), and Pasquerilla, each of whom in the judgment of the Board is independent within the meaning of the NASDAQ listing standards. The nominating/corporate governance committee is responsible for nominating individuals to stand for election as directors at the annual meeting of shareholders, assisting the Board in the event of any vacancy on the Board by identifying individuals qualified to become Board members, recommending to the Board qualified individuals to fill such vacancy, and recommending to the Board, on an annual basis, nominees for each Board committee. The committee has the responsibility to develop and recommend criteria for the selection of director nominees to the Board, including, but not limited to, diversity, age, skills, experience, and time availability (including consideration of the number of other boards on which the proposed director sits) in the context of the needs of the Board and ASRV and such other criteria as the committee determines to be relevant at the time. The committee has the power to apply these criteria in connection with the identification of individuals to be Board members, as well as to apply the standards for independence imposed by our listing agreement with NASDAQ and all applicable federal laws in connection with this identification process.

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

The nominating/corporate governance committee considers potential candidates recommended by its members, management and others, including shareholders. In considering candidates recommended by shareholders, the committee will apply the same criteria it applies in connection with candidates recommended by the nominating/corporate governance committee. Shareholders may propose candidates to the nominating/corporate governance committee by delivering a notice to the nominating/corporate governance committee that contains the information required by Section 1.3 of our Bylaws. In addition, shareholders may nominate persons directly for election as directors in accordance with the procedures set forth in Section 1.3 of our Bylaws. A notice of any such nomination must contain all required information and must be mailed or delivered to our Non-Executive Chairman not less than 90 days or more than 120 days prior to the annual meeting. The nominating/corporate governance committee did not pay any fee to any third party to search for, identify and/or evaluate the 2024 nominees for directors.

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

The compensation/human resources committee was comprised of Directors Pasquerilla (Chair), Kunkle (Vice Chair), and O’Malley, each of whom in the judgment of the Board is independent within the meaning of the NASDAQ listing standards. The purpose of the committee is to ensure the compensation programs, including the incentive plans, do not encourage unnecessary or excessive risk to the value of ASRV; support the long-term mission of ASRV and help ASRV attract and retain high quality management and directors through competitive, flexible compensation arrangements that adequately reward significant achievement in a manner that is economically defensible and consistent with corporate performance; and comply with disclosure and other legal, tax and regulatory requirements. The committee’s oversight includes, but are not limited to, an understanding of ASRV’s long-term goals; director compensation; CEO total compensation including base salary compensation, cash-based incentive compensation and stock-based compensation; evaluate and review other executive base compensation, cash-based incentive compensation and stock-based compensation with compensation adjustments for ASRV’s other named executive officers in its proxy statement on an individual basis after receiving recommendations from the CEO; executive employment and change in control agreements; and review of management succession plans. The committee’s processes and procedures for determining executive compensation are described below under “Compensation Discussion and Analysis.” The committee’s procedure for determining director compensation is to benchmark director compensation against compensation paid by similar asset size publicly traded peer financial institutions. The committee also encourages stock ownership by directors by directing that the annual retainer be paid in our Common Stock and by facilitating the use of monthly Board fees for the purchase of additional shares of our Common Stock. The committee also has general oversight of human resources matters at ASRV’s subsidiaries. During 2024, the committee retained Strategic Compensation Planning, Inc. as its independent compensation consultant.

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

ITEM 11.   EXECUTIVE COMPENSATION

Executive Compensation

Introduction

The compensation/human resources committee administers our executive compensation program. The committee, which is composed entirely of independent directors, operates under a written charter and is responsible for determining and recommending to the full Board the total compensation of the President and Chief Executive Officer (the “CEO”) and, with the recommendations of the CEO, evaluating and reviewing the compensation of the other executive officers identified in the Summary Compensation Table that appears following this “Executive Compensation” (we refer to the CEO and the other executive officers identified in that table collectively as the “Named Executive Officers”), for administering our incentive compensation programs (including our stock incentive plan), for approving and overseeing the administration of our employee benefits programs, for providing insight and guidance to management with respect to employee compensation generally, and for reviewing and making recommendations to the Board with respect to director compensation. The committee retained Strategic Compensation Planning, Inc. as its independent compensation consultant for 2024.

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

In order to make the foregoing assessments, the committee uses comparisons of competitive executive pay practices taken from banking industry compensation surveys and, from time-to-time, consultation with independent executive compensation advisors. Peer groups and competitive compensation practices are determined using executive compensation packages at bank holding companies and subsidiaries of comparable size to us and our subsidiaries. However, the committee does not maintain a specific target percentile with respect to this peer group in determining executive compensation levels; however, our past practice has been to target executive compensation in the lowest quartile of comparable peer groups. A selection of national information is used for comparative compensation survey data, including data from a peer group of small-cap bank holding companies in our geographic area. The peer group, which consists of publicly traded bank holding companies with asset size of between $1 billion and $3 billion, is periodically revised, and, for 2024 compensation decisions, the group consisted of the following companies: ACNB Corporation, Franklin Financial Services Corporation, Chemung Financial Corporation, , First United Corporation, Citizens & Northern Corporation, Penns Woods Bancorp, Inc., Meridan Corp., SB Financial Corp., Pathfinder Bancorp., ESSA Bancorp, Inc., CB Financial Services, Inc., Ohio Valley Bancorp, LINKBANCORP, and Norwood Financial Corporation.

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

•base salary,

•incentive opportunities under our cash -based incentive compensation program,

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

2. Incentive Cash and Stock Compensation. We have an established, written executive incentive compensation plan, our Executive At-Risk Incentive Compensation Plan, which generally provides for payment of cash incentives for the achievement of corporate performance goals, weighted 75%, and individual performance goals, weighted 25%. In order to receive a payment under the plan, a participant has to be employed on the date of payout. With respect to the corporate performance goals for 2024, we based incentive award opportunities on both an annual company-wide budgeted return on assets (“ROA”) target, with a minimum payout threshold requiring 0.33%, and 75% of the average ROA for the previously named peer group. The maximum bonus targets for 2024 were 33%, 25%, and 28% of base salary for Messrs. Stopko, Lynch and Finui, respectively. The compensation/human resources committee believes it set the performance measures for 2024 such that the performance goals were appropriate. Based upon publicly reported results for the year ended December 31, 2024, the Company reported net income of $3.6 million, or an ROA of 0.26%, so there was no payout for any of the named executive officers under the Executive At-Risk Incentive Compensation Plan.

3. Equity Awards. We use the grant of stock options under our 2021 Equity Incentive Plan as the primary vehicle for providing long-term incentive compensation opportunities to our senior officers, including the Named Executive Officers. The 2021 Equity Incentive Plan provides for the grant of restricted stock awards and qualified and non-qualified stock options. We grant all stock options with a per share exercise price that is not less than 100% of the fair market value of such shares on the date that the option is granted. Accordingly, grantees will not obtain any value from the option grant under our 2021 Equity Incentive Plan unless the market price of our Common Stock increases after the date of grant. The 2021 Equity Incentive Plan is designed to provide at-risk (incentive) compensation that aligns management’s financial interests with those of our shareholders, encourages management ownership of our Common Stock, supports the achievement of corporate short and long-term financial objectives, and provides competitive equity reward opportunities. We have not adopted any specific policy regarding the amount or timing of any stock-based compensation under our 2021 Equity Incentive Plan. Information concerning the number of options held by each Named Executive Officer as of December 31, 2024, is set forth in the Outstanding Equity Awards at Fiscal Year-End Table, which appears below. There were no equity awards granted during 2024 to any of the named executive officers.

4. Pension Plan and Deferred Compensation Plan. We maintain a defined benefit pension plan for the benefit of our employees, including certain of the Named Executive Officers. Benefits under the plan are based upon an employee’s years of service and highest average compensation for a five-year period. The 2024 change in the actuarial present values of each Named Executive Officer’s accumulated benefit under the plan for each of Messrs. Stopko and Lynch and was an increase of $77,278, and $63,402, respectively, which is also set forth in the Summary Compensation Table, which appears below. The actuarial present value of each Named Executive Officer’s accumulated benefit under the plan and the aggregate number of years of service credited to each Named Executive Officer is set forth in the Pension Benefits Table, which also appears below. Effective January 1, 2013, we amended the defined benefit pension plan to provide that non-union employees hired on or after that date are not eligible to participate. Effective January 1, 2014, we amended the defined benefit pension plan to provide that union employees hired on or after that date are not eligible to participate. Instead, such employees are eligible to participate in a qualified 401(k) retirement plan. Messrs. Stopko and Lynch continue to participate in the defined benefit pension plan under the old plan provisions.

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

Equity award practices

Although we do not have a formal policy or obligation to grant equity awards to executive officers and directors on specific dates, we apply a consistent approach in our equity award practices by considering the granting of annual equity awards to our executive officers and directors at or around the same time each year. Annual equity awards to our Named Executive Officers are made by the compensation/human resources committee, and the grant date of these awards is the same day that the compensation/human resources committee meets to approve the awards. The compensation/human resources committee generally meets to consider granting equity awards to our Named Executive Officers promptly following AmeriServ’s release of earnings for the fourth quarter and fiscal year. Annual retainers payable to independent directors which are paid in shares of common stock are typically purchased in the open market during the second quarter of the year. We do not take material nonpublic information into account when determining the timing and terms of equity awards, and do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. We have not granted stock options or similar awards to our Named Executive Officers in several years.

2024 Executive Officer Compensation

For 2024, we increased the Named Executive Officers’ base salaries in order to, among other things, maintain their compensation at a competitive level. The committee’s independent compensation consultant provided a study to the committee, which included the compensation levels of each of the Named Executive Officers and those from the previously identified peer group. The independent compensation consultant also examined with the committee the pay practices from other Pennsylvania, New York, and Ohio based financial institutions with assets generally between $1 billion and $3 billion, with data from the Economic Research Institute used to normalize the information for Johnstown, Pennsylvania. The compensation/human resources committee also considered a number of factors in setting these new levels, including an annual review of peer compensation and the overall performance of the company.

As part of our compensation program, we entered into agreements with Messrs. Stopko, and Lynch pursuant to which they will be entitled to receive severance benefits upon the occurrence of certain enumerated events following a change in control. The events that trigger payment are generally those related to termination of employment without cause or detrimental changes in the executive’s terms and conditions of employment. See “Employment Contracts and Payments Upon Termination or Change in Control” below for a more detailed description of these events. We believe that this structure will help: (i) assure the executives’ full attention and dedication to the company, free from distractions caused by personal uncertainties and risks related to a pending or threatened change in control; (ii) assure the executives’ objectivity for shareholders’ interests; (iii) assure the executives of fair treatment in case of involuntary termination following a change in control; and (iv) attract and retain key talent during uncertain times.

Our Compensation Policies and Risk

The compensation/human resources committee discussed, evaluated, and reviewed with our chief risk officer all of the company’s employee compensation programs in light of the risks posed to us by such programs. The compensation/human resources committee also discussed, evaluated, and reviewed with our chief risk officer all of the compensation programs in which the Named Executive Officers participate to assess whether any aspect of these programs create risks that are reasonably likely to have a material adverse effect on us. The compensation/human resources committee met with our chief risk officer in March 2024 and November 2024 with respect to the foregoing.

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

Compensation Paid to Executive Officers

The following table sets forth information for the years ended December 31, 2022, 2023 and 2024 concerning the compensation of our Named Executive Officers for services in all capacities to us and our subsidiaries.

SUMMARY COMPENSATION TABLE

							Changes in
							Pension Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name, Age and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)(1)	($)
Jeffrey A. Stopko, age 62	2024	404,271	—	—	—	—	77,278	22,410	503,959
President and CEO of ASRV	2023	390,830	—	—	—	—	149,650	20,959	561,439
and AmeriServ Financial Bank	2022	377,423	—	—	—	—	—	21,335	398,758
Michael D. Lynch, age 64
Executive Vice President, CFO,
Chief Investment Officer, &	2024	249,350	—	—	—	—	63,402	11,923	324,675
Chief Risk Officer of ASRV	2023	239,500	—	—	—	—	124,979	11,771	376,250
and AmeriServ Financial Bank	2022	231,175	—	—	—	—	—	11,567	242,742
David A. Finui, age 70	2024	257,288	—	—	—	—	—	44,616	301,904
President of Wealth Management of
AmeriServ Financial Bank
(1)	For 2024, includes, as applicable, (a) premiums we pay for life insurance policies with coverage limits above $50,000 for each named executive officer; (b) country club dues for Messrs. Stopko and Finui; (c) the aggregate incremental cost of a company-provided automobile for Mr. Stopko and an auto allowance for Messrs. Lynch and Finui; and (d) our 401(k) plan matching contributions for each of Messrs. Stopko, Lynch, and Finui, in the amount of $4,043, $2,493, and $18,010 respectively.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each Named Executive Officer as of December 31, 2024.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2024

	Option Awards
			Equity
			Incentive
			Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
	(#)	(#)	Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
Jeffrey A. Stopko	10,000	—	—	$2.96	3/19/2025
	20,000	—	—	$3.84	2/17/2031
Michael D. Lynch	6,000	—	—	$2.96	4/11/2026
	15,000	—	—	$3.84	2/17/2031
David A. Finui	10,000	—	—	$3.32	9/29/2026
	10,000	—	—	$3.84	2/17/2031

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS

FOR THE YEAR ENDED DECEMBER 31, 2024

		Number of	Present	Payments
		years of	Value of	During
		Credited	Accumulated	Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)(1)	($)
Jeffrey A. Stopko	Defined Benefit Plan	38	1,142,833	—
Michael D. Lynch	Defined Benefit Plan	42	1,003,083	—
(1)	The present value of accumulated benefits was calculated with the following assumptions. Retirement occurs at age 65. At that time, the participants take a lump sum based on the accrued benefit as of December 31, 2024. The lump sum is calculated using an interest rate of 5.58% and the IRS 2024 applicable mortality table for IRC Section 417(e). The lump sum is discounted to December 31, 2024, at a rate of 5.58% per year.

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

As of December 31, 2024, Messrs. Stopko and Lynch are eligible for an early retirement benefit under the pension plan because they are at least 55 years old and have at least 10 years of credited service. The early retirement benefit is equal to the accrued normal retirement benefit reduced by five-ninths of one percent (5/9%) per month for each of the first five years and by five-eighteenths of one percent (5/18%) per month for each of the next five years by which the commencement date of the pension precedes the normal retirement date.

Retirement benefits under the pension plan are paid for the life of the employee with a right of survivorship with respect to ten years of post-retirement benefits. Other optional forms of benefits are available in actuarially equivalent amounts.

Employment Contracts and Payments Upon Termination or Change in Control

We enter into employment contracts and change in control agreements with certain of our employees, including certain of the Named Executive Officers, when we determine that an employment or change in control agreement is warranted in order to ensure the executive’s continued employment in light of prevailing market competition for the particular position held by the executive officer, or where it is determined it is necessary in light of the prior experience of the executive or our practices with respect to other similarly situated employees. We have not entered into this type of arrangement with Mr. Finui.

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

Stopko may not compete with our business for at least two years following termination of his employment or solicit any of its employees, consultants, customers, clients, or vendors for at least one year following termination of his employment. Under his employment agreement, Mr. Stopko is entitled to, among other things: (i) an annual base salary of $285,000 ($404,271 as of December 31, 2024); (ii) participate in our health insurance and life insurance benefit plans, defined benefit program, 401(k) plan and long-term disability benefit plan; (iii) be eligible to receive annual bonuses, in such amounts and at such times, if any, as may be approved by our Board in accordance with the Executive At-Risk Compensation Plan as a level one participant, with such annual payment not to exceed 33% of Mr. Stopko’s base salary; and (iv) certain other perquisites related to personal time, use of a vehicle owned or leased by us, and country club membership expenses.

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

•	our material breach of the employment agreement.

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

The table below summarizes the payments that Messrs. Stopko and Lynch would receive if they were terminated as of, or if a change in control occurred on, December 31, 2024.

				Before Change in Control		After Change in Control
				Involuntary	Voluntary	Involuntary	Voluntary
		Termination	Involuntary	Termination	Termination	Termination	Termination
		for Death or	Termination	without	for Good	without	for Good
		Disability	for Cause	Cause	Reason	Cause	Reason
Jeffery A. Stopko	Severance(1)	$—	$—	$767,518	$767,518	$1,208,770	$1,208,770
	Welfare continuation(2)	$—	$—	$29,334	$29,334	$42,930	$42,930
	Value of Accelerated Stock Options	$—	$—	$—	$—	$—	$—
	Potential reduction in payout due to operation of Code Section 280G	$—	$—	$—	$—	$(157,797)	$(157,797)
	Total	$—	$—	$796,852	$796,852	$1,093,903	$1,093,903
Michael D. Lynch	Severance(1)	$—	$—	$—	$—	$249,350	$249,350
	Additional retirement benefit payment	$—	$—	$—	$—	$65,895	$65,895
	Welfare continuation(2)	$—	$—	$—	$—	$18,860	$18,860
	Value of Accelerated Stock Options	$—	$—	$—	$—	$—	$—
	Potential reduction in payout due to operation of Code Section 280G	$—	$—	$—	$—	$—	$—
	Total	$—	$—	$—	$—	$334,105	$334,105
David A. Finui	Severance(1)	$—	$—	$—	$—	$—	$—
	Additional retirement benefit payment	$—	$—	$—	$—	$—	$—
	Welfare continuation(2)	$—	$—	$—	$—	$—	$—
	Value of Accelerated Stock Options	$—	$—	$—	$—	$—	$—
	Potential reduction in payout due to operation of Code Section 280G	$—	$—	$—	$—	$—	$—
	Total	$—	$—	$—	$—	$—	$—
(1)	For severance and welfare continuation payment calculation, and time and form of such payments, see “Employment and Severance Agreements.”
(2)	Assumes no increase in the cost of welfare benefits.

Compensation of Directors

The following table sets forth information concerning compensation that we or the Bank paid or accrued to each non-employee member of our Board during the year ended December 31, 2024.

	Fees Earned or
	Paid
	in Cash	Stock Awards
Name	($)	($)(1)	Total
J. Michael Adams, Jr.	$110,538	$27,536	$138,074
Amy Bradley	$40,588	$27,536	$68,124
Richard W. Bloomingdale	$34,484	$27,536	$62,024
David J. Hickton	$25,788	$27,536	$53,324
Kim W. Kunkle	$74,538	$27,536	$102,074
Margaret A. O’Malley	$40,588	$27,536	$68,124
Daniel A. Onorato	$25,938	$27,536	$53,474
Mark E. Pasquerilla	$50,738	$27,536	$78,274
(1)

Represents the average price paid for such shares purchased in the open market. All non-employee independent directors serving as of May 23, 2024, received an annual retainer of $27,500 payable in shares of our Common Stock, which amounted to 10,602 shares.  Board meeting and committee meeting attendance fees are paid in cash.  For such stock awards, the Trust Department engages in open market purchases on each director’s behalf over a period of several days until sufficient shares are purchased for the account of all directors up to the annual retainer amount. Shares are allocated to the accounts of each director on the basis of such average price.

In 2024, all ASRV and Bank board meetings were held separately with separate agendas and minutes. During 2024, non-employee directors received $1,000 for each ASRV Board meeting and $750 for each Bank board meeting attended and received $600 for their attendance at certain committee meetings of the ASRV and Bank board of directors. In 2024, each committee Chair received an annual retainer of $2,500 in addition to the committee meeting fee. However, directors frequently were not compensated for specially called committee meetings, telephonic meetings, or committee meetings convened for a limited purpose. Mr. Adams, in connection with his service as non-executive Chairman of the Board and all subsidiaries received a monthly retainer of $9,000.  Mr. Kunkle, in connection with his service as non-executive Vice Chairman of the Board and all subsidiaries received a monthly retainer of $6,000.

Directors Adams, Kunkle and O’Malley were also directors of the Trust Company. Directors serving on the board of directors of the Trust Company, other than Mr. Adams, received $750 for each Trust Company board of directors meeting attended. Mr. Adams received no additional compensation for attending such meetings after his appointment as Non-Executive Chairman of the Board.   Effective with the merger of the Trust Company with and into the Bank on October 1, 2024, there were no further meetings of the Trust Company board of directors.

Mr. Adams also serves on the board of directors of AmeriServ Wealth Advisors, previously West Chester Capital Advisors, a wholly-owned subsidiary of the Bank. Mr. Adams received no additional compensation for attending such meetings.

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

Compensation/Human Resources Committee Interlocks and Insider Participation

Directors Pasquerilla (Chair), Kunkle (Vice Chair), Adams, and O’Malley were excluded from participation in any plan administered by the compensation/human resources committee while serving as a member of such committee, except for participation in the Independent Directors’ Annual Retainer Plan (the committee’s administration of which is limited to coordinating the payment of a predetermined retainer), a non-employee director deferred compensation plan, and the 2021 Equity Incentive Plan, which was previously approved by shareholders on April 27, 2021.

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

			Average		Value of
			Summary		Initial Fixed
	Summary		Compensation		$100
	Compensation		Table Total		Investment
	Table Total		for Non-PEO	Average	Based On
	for Principal		Named	Compensation	Total
	Executive	Compensation	Executive	Actually	Shareholder	Net Income
	Officer	Actually Paid	Officers	Paid to Non-	Return	(Loss)
Year	(“PEO”)(1)	to PEO(2)	(“NEOs”)(3)	PEO NEOs(4)	(“TSR”)(5)	(thousands)(6)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2024	$503,959	$487,159	$313,289	$301,809	$78.83	$3,601
2023	$561,439	$519,383	$534,440	$522,473	$87.27	$(3,346)
2022	$398,758	$403,714	$287,512	$291,170	$105.32	$7,448
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

	Reported
	Summary
	Compensation	Reported	Equity	Compensation
	Table Total for	Value of Equity	Award	Actually Paid to
Year	PEO	Awards(a)	Adjustments(b)	PEO
2024	$503,959	$—	$(16,800)	$487,159
2023	$561,439	$—	$(42,056)	$519,383
2022	$398,758	$—	$4,956	$403,714
(a)	The grant date fair value of equity awards represents the total of the amounts reported in the “Option Awards” columns in the Summary Compensation Table for the applicable year.
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

Value of
Dividends or
other
		Year over			Fair Value at	Earnings
		Year Change		Year over	the End of	Paid on
	Year End	in Fair Value	Fair Value as	Year Change	the Prior	Stock or
	Fair Value of	of	of Vesting	in Fair Value	Year of	Option
	Outstanding	Outstanding	Date of	of Equity	Equity	Awards not
	and Unvested	and Unvested	Equity	Awards	Awards that	Otherwise
	Equity	Equity	Awards	Granted in	Failed to	Reflected in	Total
	Awards	Awards	Granted and	Prior Years	Meet Vesting	Fair Value or	Equity
	Granted in	Granted in	Vested in the	that Vested	Conditions in	Total	Award
Year	the Year	Prior Years	Year	in the Year	the Year	Compensation	Adjustments
2024	$—	$—	$—	$(16,800)	$—	$—	$(16,800)
2023	$—	$(4,667)	$—	$(37,389)	$—	$—	$(42,056)
2022	$—	$933	$—	$4,023	$—	$—	$4,956

(3)

The dollar amounts reported in column (d) represent the average of the amounts reported for our company’s named executive officers as a group (excluding Mr. Stopko) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the named executive officers (excluding Mr. Stopko) included for purposes of calculating the average amounts in each applicable year are as follows: for 2023 and 2022, Mr. Lynch and James T. Huerth; and for 2024, Mr. Finui and Mr. Lynch.

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

	Average
	Reported Summary	Average		Average
	Compensation	Reported	Average Equity	Compensation
	Table Total for	Value of Equity	Award	Actually Paid to
Year	Non-PEO NEOs	Awards	Adjustments(a)	Non-PEO NEOs
2024	$313,289	$—	$(11,480)	$301,809
2023	$534,440	$—	$(11,967)	$522,473
2022	$287,512	$—	$3,658	$291,170
(a)	The amounts deducted or added in calculating the total average equity award adjustments are as follows:

Value of
Dividends or
other
		Year over			Fair Value at	Earnings
		Year Change		Year over	the End of	Paid on
	Year End	in Fair Value	Fair Value as	Year Change	the Prior	Stock or
	Fair Value of	of	of Vesting	in Fair Value	Year of	Option
	Outstanding	Outstanding	Date of	of Equity	Equity	Awards not
	and Unvested	and Unvested	Equity	Awards	Awards that	Otherwise
	Equity	Equity	Awards	Granted in	Failed to	Reflected in	Total
	Awards	Awards	Granted and	Prior Years	Meet Vesting	Fair Value or	Equity
	Granted in	Granted in	Vested in the	that Vested	Conditions in	Total	Award
Year	the Year	Prior Years	Year	in the Year	the Year	Compensation	Adjustments
2024	$—	$—	$—	$(11,480)	$—	$—	$(11,480)
2023	$—	$(1,750)	$—	$(10,217)	$—	$—	$(11,967)
2022	$—	$700	$—	$2,958	$—	$—	$3,658

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

Compensation Actually Paid and Net Income (Loss)

In 2022 and 2023, net income was $7.4 million and negative $3.3 million, respectively, representing a 144% decrease year over year. In 2024, net income was $3.6 million, representing a 208% increase year over year from 2023. The graph below displays the relationship between this net income increase and compensation actually paid to the PEO and NEOs:

Relationship Between NEO Compensation Actully Paid
and Company Net Income
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$-
Compensation Actually Paid
$8,000
$6,000
$4,000
$2,000
$-
$(2,000)
$(4,000)
Net Income (in thousands)
FY2022
FY2023
FY2024
CEO Comp. Actually Paid
Non-CEO NEOs Comp. Actually Paid
Net Income $7,448 $(3,346) $3,601

Compensation Actually Paid and Cumulative TSR

In 2022, 2023, and 2024 our cumulative TSR on the value of a fixed $100 investment was $105.32, $87.27, and $78.83, respectively. The graph below displays the relationship between this cumulative TSR increase and compensation actually paid to the PEO and NEOs:

Relationship Between NEO Compensation Actually Paid and Company TSR
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$-
Compensation Actually Paid
$120
$100
$80
$60
$40
$20
$-
Total Shareholder Return (TSR)
FY2021
FY2022
FY2023
FY2024
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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of shares remaining for issuance under the Company’s outstanding equity incentive plans as of December 31, 2024.

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	194,000	$3.72	600,000
Equity compensation plans not approved by security holders	—	—	—
Total	194,000	$3.72	600,000

Security Ownership of Directors and Management

The following table sets forth information concerning the number of shares of our Common Stock beneficially owned, as of March 1, 2025, by each present director, nominee for director, and each executive officer named in the Summary Compensation Table as well as by all directors, nominees, and executive officers as a group.

Name of Beneficial Owner(1)	Shares Beneficially Owned	Percent of Class (%)
J. Michael Adams, Jr.(3)	163,040	*
Richard W. Bloomingdale	21,206	*
Amy Bradley	24,700	*
David A. Finui(2)	22,192	*
David J. Hickton	15,600	*
Kim W. Kunkle(4)	231,467	1.4
Michael D. Lynch(2)	35,332	*
Daniel A. Onorato	45,926	*
Mark E. Pasquerilla(5)	506,396	3.0
Jeffrey A. Stopko(2)(6)	184,000	*
Officers, Directors and Nominees for Director as a Group (10 persons)(2)	1,249,859	7.6%
*	Less than 1%

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

(6)	Includes 99,245 shares of our Common Stock held in Mr. Stopko’s 401(k) plan.

Other Shareholders

Based on filings made under the Exchange Act, as of March 1, 2025, the only persons known by us to be beneficial owners of five percent or more of the outstanding shares of our Common Stock were as follows:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Tontine Financial Partners, L.P.(1)	1,635,677	9.9%
1 Sound Shore Drive, Suite 304 Greenwich, CT 06830-7251
SB Value Partners, L.P.(2)	1,320,660	8.0%
1903 San Pedro Ave. San Antonio, TX 78212-3310
Dimensional Fund Advisors L.P.(3)	1,152,780	7.0%
Building One 6300 Bee Cave Road Austin, TX 78746
(1)

Includes its general partner, Tontine Management, L.L.C., and Jeffrey L. Gendell, who serves as the managing member of the general partner. This information is based upon Amendment No. 4 to a Schedule 13G filed on November 13, 2024 with the SEC and a Form 13F-HR as of December 31, 2024 filed on February 14, 2025 with the SEC.

(2)

Includes its general partner, Foxfield Investments, L.L.C., and Scott A. Barnes, who serves as managing member of the general partner, and shares held in an individual retirement account of Mr. Barnes. This information is based upon a Schedule 13D filed on April 22, 2024 with the SEC.

(3)

Includes subsidiaries of Dimensional Fund Advisors LP (“Dimensional”), four investment companies to which Dimensional furnishes investment advice and certain other commingled fund, group trusts and separate accounts to which Dimensional may serve as investment manager or sub-adviser. This information is based upon Amendment No. 22 to a Schedule 13G filed on February 9, 2023 with the SEC and a Form 13F-HR as of December 31, 2024 filed on February 13, 2025 with the SEC.

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

•

Director Kunkle is the majority owner of Laurel Holdings, Inc. Among other things, Laurel Holdings operates a company that provides janitorial services to the Company. In 2024, the Company paid Laurel Holdings the sum of approximately $233,000 for these services. The amount paid represents less than five percent of Laurel Holdings’ consolidated revenues. Accordingly, the Board concluded that the existence of this relationship did not impair Mr. Kunkle’s independence.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

On March 9, 2023, the audit committee of our Board extended the engagement of Snodgrass to provide audit, tax, SSAE 18 and benefit plan audit services for the years ending on December 31, 2023, 2024 and 2025. Snodgrass has audited our consolidated financial statements as of and for the year ended December 31,2024. The report on those consolidated financial statements appears in this Annual Report on Form 10-K.

Audit Fees

The following table sets forth the aggregate fees billed to us by Snodgrass for the fiscal years ended December 31, 2024, and December 31, 2023.

	2024	2023
Audit Fees	$284,126	$298,375
Audit-Related Fees	154,259	147,828
Tax Fees	34,800	35,390
All Other Fees	0	0

“Audit Fees” include fees for audit services associated with the integrated audit of the company’s financial statements and internal controls over financial reporting, the services associated with the quarterly reviews of Form 10-Q and the annual Form 10-K, compliance audit procedures required by HUD and out-of-pocket expenses for all services aforementioned.

“Audit-Related Fees” include fees associated with the SSAE 18 examination issued by AmeriServ Wealth and Capital Management Division, the audit of the 401(k) profit sharing plan on Form 11-K, an audit of certain common and collective funds of AmeriServ Wealth and Capital Management Division, the surprise custody examination of procedures for our registered investment advisory subsidiary and out-of-pocket expenses for all services aforementioned.

“Tax Fees” includes tax preparation, tax compliance and tax advice.

“All Other Fees” no items currently engaged.

The audit committee’s Pre-Approval Policy is available on the Company’s website at: https://investors.ameriserv.com/governance/governance-documents.

The audit committee pre-approves all audit and legally permissible non-audit services provided by Snodgrass in accordance with the pre-approval policies and procedures adopted by the committee at its meeting on August 8, 2024. These services may include audit services, audit-related services, tax services and other services. Under the policy, pre-approved services include pre-approval of non-prohibited services for a limited dollar amount. A list of the prohibited non-audit services as defined by the SEC is attached to the pre-approval policy. The SEC’s rule and relevant guidance will be consulted to determine the precise definitions of these services and the applicability of exceptions to certain of the prohibitions.

The pre-approval fee levels for all services to be provided by Snodgrass are established annually by the audit committee. Any proposed services exceeding these levels will require specific pre-approval by the audit committee. All services performed by Snodgrass in 2024 were pre-approved in accordance with the pre-approval policy.

PART IV

ITEM 15.   EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2024 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under SEC accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

3.1	Amended and Restated Articles of Incorporation as amended through August 22, 2024.	Exhibit 3.2 to the Current Report on Form 8-K filed on August 26, 2024

3.2	Bylaws, as amended and restated on September 19, 2024.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 23, 2024

4.1	Description of Capital Stock.	Attached

10.1	Employment Agreement, dated April 27, 2015, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2015

10.2	AmeriServ Financial, Inc. 2021 Equity Incentive Plan.	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 23, 2021

10.3	AmeriServ Financial, Inc. Deferred Compensation Plan.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2014

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

10.4	Employment Agreement, dated February 19, 2016, between AmeriServ Financial, Inc. and Michael D. Lynch.	Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2016

10.5	AmeriServ Financial, Inc. 2011 Stock Incentive Plan.	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 21, 2011

19.1	Insider Trading Policy.	Attached

21.1	Subsidiaries of the Registrant.	Attached

23.1	Consent of Independent Registered Public Accounting Firm.	Attached

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached

97	AmeriServ Financial, Inc. & Subsidiaries Compensation Recovery/Clawback Policy.	Attached
101

The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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
Jeffrey A. Stopko
President & CEO
Date: March 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2025:

/s/ J. Michael Adams, Jr.	Chairman	/s/ Kim W. Kunkle	Vice Chairman
J. Michael Adams, Jr.	Director	Kim W. Kunkle	Director

/s/ Jeffrey A. Stopko	President & CEO (principal executive officer)	/s/ Michael D. Lynch	EVP & CFO
Jeffrey A. Stopko	Director	Michael D. Lynch	(principal financial and accounting officer)

/s/ Richard W. Bloomingdale	Director	/s/ Daniel A. Onorato	Director
Richard W. Bloomingdale		Daniel A. Onorato

/s/ Amy M. Bradley	Director	/s/ Mark E. Pasquerilla	Director
Amy M. Bradley		Mark E. Pasquerilla

/s/ David J. Hickton	Director
David J. Hickton

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL BANK BRANCH LOCATIONS	AMERISERV LOAN PRODUCTION LOCATIONS

HEADQUARTERS

Main Office Johnstown
216 Franklin Street
Johnstown, PA 15901
1-800-837-BANK (2265)

Carrolltown
101 S. Main Street
Carrolltown, PA 15722

Central City
104 Sunshine Avenue
Central City, PA 15926

Derry
112 S. Chestnut Street
Derry, PA 15627

East Hills Drive Up
1213 Scalp Avenue
Johnstown, PA 15904

Hagerstown
12806 Shank Farm Way
Hagerstown, MD 21742

Lovell Park
179 Lovell Avenue
Ebensburg, PA 15931

Meyersdale

135 Center Street

Meyersdale, PA 15552

Nanty Glo
1383 Shoemaker Street
Nanty Glo, PA 15943

North Atherton
1857 N. Atherton Street
State College, PA 16803

Northern Cambria
4206 Crawford Avenue

Suite 1
Northern Cambria, PA 15714

Pittsburgh
United Steelworkers Building
60 Boulevard of the Allies

Suite 100
Pittsburgh, PA 15222

Seward
6858 Route 711

Suite 1
Seward, PA 15954

Somerset
108 W. Main Street
Somerset, PA 15501

University Heights
1404 Eisenhower Boulevard
Johnstown, PA 15904

Westmont
110 Plaza Drive
Johnstown, PA 15905

Windber
1501 Somerset Avenue
Windber, PA 15963

Altoona
3415 Pleasant Valley Boulevard
Pleasant Valley Shopping Center
Altoona, PA 16602

Wilkins Township
201 Penn Center Boulevard

Suite 200
Pittsburgh, PA 15235

AMERISERV WEALTH AND CAPITAL MANAGEMENT DIVISION LOCATIONS

216 Franklin Street

Johnstown, PA 15901

140 South Main Street

Greensburg, PA 15601

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

P.O. Box 505000

Louisville, KY 40233-5000

Shareholder Inquiries: 1-800-730-4001

Internet Address: http://www.Computershare.com

INFORMATION

Analysts, investors, shareholders, and others seeking financial data about AmeriServ Financial, Inc. or its subsidiary’s annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports are asked to contact Michael D. Lynch, Executive Vice President & Chief Financial Officer at (814) 533-5193 or by e-mail at MLynch@AmeriServ.com. The Company also maintains a website (www.AmeriServ.com) that makes available, free of charge, such reports and proxy statements and other current financial information, such as press releases and SEC documents, as well as the corporate governance documents under the Investor Relations tab on the Company’s website. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

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

Andrew M. Schneck

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

President, Pasquerilla Enterprises L.P.

Jeffrey A. Stopko, CPA

President & Chief Executive Officer, AmeriServ Financial, Inc. & AmeriServ Financial Bank

General Officers

Jeffrey A. Stopko, CPA

President & Chief Executive Officer

David A. Finui
President of Wealth Management

Michael R. Baylor

Executive Vice President & Chief Lending Officer

Michael D. Lynch

Executive Vice President, Chief Financial Officer, Chief Investment Officer & Chief Risk Officer

Gregory Boyd

Senior Vice President, Commercial Relationship Manager III

Robert J. Cabala

Senior Vice President, Area Executive, Johnstown

Mitchell D. Edwards

Senior Vice President, Area Executive, Wilkins Township

Jason D. Eminhizer

Senior Vice President, Commercial Relationship Manager III

Russell B. Flynn

Senior Vice President, Retail Lending

Bettina D. Fochler

Senior Vice President, Chief Credit Officer

Michael P. Geiser
Senior Vice President, Trust Operations Manager

Mark F. Lumley

Senior Vice President, Chief Administrative Officer & Director of Personal Trust

Justin F. Maser
Senior Vice President, Director of Specialty Real Estate

Kerri L. Mueller

Senior Vice President, Retail Banking

Andrew V. Nedzinski

Senior Vice President, Commercial Relationship Manager III

Douglas A. Parker

Senior Vice President, Area Executive, Hagerstown

Scott D. Porterfield
Senior Vice President, Retirement Services Manager

Michele M. Scanlan

Senior Vice President, Chief Human Resources Officer

Tara M. Shaffer

Senior Vice President, Area Executive, State College

Shana M. Stiles

Senior Vice President, Chief Compliance Officer

Catherine M. Torok

Senior Vice President, Chief Information Officer

Kathleen M. Wallace, CPA, CRPP
Senior Vice President, Chief Operating Officer

Timothy E. Walters
Senior Vice President, Diversified Services Wealth Advisor

Cynthia R. Barton-Burket

Vice President, Business Services Officer

Scott A. Berardinelli

Vice President, Portfolio Manager II

Thomas R. Boyd, Jr.

Vice President, Commercial Relationship Manager II

Carie L. Braniff

Vice President, Corporate Security Officer

Angela M. Briggs

Vice President, Deposit Operations Manager

George T. Chaney II

Vice President, Small Business Underwriting Manager

Anthony R. Cirigliano

Vice President, Personal Trust Officer II

Bradley J. Clevenger

Vice President, Bank Applications

Mandi L. Enedy

Vice President, Commercial Documentation Manager

Kurt W. Fetzer

Vice President, Commercial Relationship Manager II

Stephen M. Gagan

Vice President, Manager of Technology

Chelsea M. Hartnett

Vice President, Manager Credit Analysis

Neil Hartshorne

Vice President, Personal Trust Officer I

Keashia R. Holtzman-Kishlock
Vice President, Retirement Services Manager

James A. Hotchkiss
Vice President, Financial Advisor

Nathan E. Kirk

Vice President, Consumer Underwriting Manager

Melissa A. Lohr

Vice President, Collections & Loan Administration

Kimberly L. McCallay

Vice President, Mortgage Documentation Process Manager

Michael McGraw

Vice President, Chief Information Security Officer

Randy S. McLaughlin

Vice President, Retail Sales Officer

David J. O’Leary

Vice President, Residential Mortgage Lending

Heidi L. Rosenberger

Vice President, Retail Operations

John W. Spahr

Vice President, Portfolio Manager III

Cynthia L. Stewart

Vice President, Mortgage Administrator

Robert E. Vamos
Vice President, Producing Program Manager & Financial Advisor

Jessica L. Webb

Vice President, Commercial Documentation Manager

Amanada J. Wilson

Vice President, Portfolio Manager II

Jacob A. Wilt

Vice President, Retirement Services Officer

Michelle D. Wyandt

Vice President, Credit Specialist Project Manager

AMERISERV FINANCIAL, INC.

AMERISERV WEALTH ADVISORS

Board of Directors	General Officers

J. Michael Adams, Jr.

Managing Member of Mike Adams & Associates, LLC

Non-Executive Chairman of the Board

Richard W. Bloomingdale
Retired President, PA AFL-CIO

Amy M. Bradley

President & CEO, Cambria Regional Chamber of Commerce

James D. Kohley
Retired SVP & Sales Manager, BNY Mellon

Frank J. Lapinsky, AIF
President & Chief Executive Officer,
AmeriServ Wealth Advisors

Jeffrey A. Stopko, CPA
President & Chief Executive Officer,
AmeriServ Financial, Inc. & AmeriServ Financial Bank

Frank J. Lapinsky, AIF
President & Chief Executive Officer

Michael D. Lynch
Executive Vice President, Chief Financial Officer & Treasurer

Eric S. Ludy
Vice President, Portfolio Manager

Ron Shostek
Vice President, Chief Investment Officer

Office Location

216 Franklin Street
AmeriServ Financial Bank Building
Johnstown, PA 15901-1911