Form 10-Q
period 2025-03-31
AMERISERV FINANCIAL INC /PA/
filed 2025-05-13
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2025
Common Stock, par value $0.01	16,519,267

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and due from depository institutions	$19,765	$13,891
Interest bearing deposits and short-term investments	3,865	3,855
Cash and cash equivalents	23,630	17,746
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $1,000 on March 31, 2025 and $360 on December 31, 2024)	164,195	155,620
Held to maturity (fair value $62,656 on March 31, 2025 and $58,471 on December 31, 2024; allowance for credit losses $96 on March 31, 2025 and $89 on December 31, 2024)	67,259	63,837
Loans held for sale	—	460
Loans (net of unearned income $513 on March 31, 2025 and $517 on December 31, 2024)	1,062,326	1,067,949
Less: Allowance for credit losses	13,812	13,912
Net loans	1,048,514	1,054,037
Premises and equipment:
Operating lease right-of-use asset	1,504	1,550
Financing lease right-of-use asset	2,275	2,331
Other premises and equipment, net	13,995	14,228
Accrued interest income receivable	5,817	5,486
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	71	77
Bank owned life insurance	39,729	39,923
Net deferred tax asset	688	1,412
Federal Home Loan Bank stock	4,507	4,759
Federal Reserve Bank stock	2,161	2,125
Other real estate owned and repossessed assets	297	1,724
Other assets	43,271	43,436
TOTAL ASSETS	$1,431,524	$1,422,362
LIABILITIES
Non-interest bearing deposits	$176,595	$171,622
Interest bearing deposits	1,040,243	1,029,373
Total deposits	1,216,838	1,200,995
Short-term borrowings	10,373	14,642
Advances from Federal Home Loan Bank	52,748	56,058
Operating lease liabilities	1,528	1,572
Financing lease liabilities	2,643	2,689
Subordinated debt	26,736	26,726
Total borrowed funds	94,028	101,687
Other liabilities	9,899	12,432
TOTAL LIABILITIES	1,320,765	1,315,114
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,776,089 shares issued and 16,519,267 shares outstanding on March 31, 2025 and December 31, 2024	268	268
Treasury stock at cost, 10,256,822 shares on March 31, 2025 and December 31, 2024	(84,791)	(84,791)
Capital surplus	146,372	146,372
Retained earnings	61,894	60,482
Accumulated other comprehensive loss, net	(12,984)	(15,083)
TOTAL SHAREHOLDERS' EQUITY	110,759	107,248
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,431,524	$1,422,362

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
INTEREST INCOME
Interest and fees on loans	$14,508	$13,776
Interest bearing deposits and short-term investments	114	67
Investment securities:
Available for sale	1,810	1,825
Held to maturity	590	556
Total Interest Income	17,022	16,224
INTEREST EXPENSE
Deposits	6,124	6,199
Short-term borrowings	76	484
Advances from Federal Home Loan Bank	602	504
Financing lease liabilities	26	27
Subordinated debt	263	263
Total Interest Expense	7,091	7,477
Net Interest Income	9,931	8,747
Recovery for credit losses	(97)	(557)
Net Interest Income after Recovery for Credit Losses	10,028	9,304
NON-INTEREST INCOME
Wealth management fees	2,864	3,266
Service charges on deposit accounts	275	293
Mortgage banking revenue	28	39
Bank owned life insurance	264	337
Other income	690	1,012
Total Non-Interest Income	4,121	4,947
NON-INTEREST EXPENSE
Salaries and employee benefits	7,223	7,117
Net occupancy expense	841	791
Equipment expense	390	386
Professional fees	685	1,002
Data processing and IT expense	1,252	1,159
Supplies, postage and freight	174	165
Miscellaneous taxes and insurance	348	325
Federal deposit insurance expense	240	255
Other expense	610	664
Total Non-Interest Expense	11,763	11,864

PRETAX INCOME	2,386	2,387
Provision for income taxes	478	483
NET INCOME	$1,908	$1,904
PER COMMON SHARE DATA:
Basic:
Net income	$0.12	$0.11
Average number of shares outstanding	16,519	17,147
Diluted:
Net income	$0.12	$0.11
Average number of shares outstanding	16,519	17,147

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
COMPREHENSIVE INCOME
Net income	$1,908	$1,904
Other comprehensive income
Pension obligation change for defined benefit plan	—	(166)
Income tax effect	—	35
Unrealized holding gains (losses) on available for sale securities arising during period	2,687	(305)
Income tax effect	(563)	64
Fair value change for interest rate hedge	(12)	996
Income tax effect	3	(209)
Reclassification adjustment for reduction of interest expense related to interest rate hedge	(20)	(199)
Income tax effect	4	42
Other comprehensive income	2,099	258
COMPREHENSIVE INCOME	$4,007	$2,162

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31, 2025
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$268	$(84,791)	$146,372	$60,482	$(15,083)	$107,248
Net income	—	—	—	1,908	—	1,908
Other comprehensive income	—	—	—	—	2,099	2,099
Cash dividend declared on common stock ($0.03 per share)	—	—	—	(496)	—	(496)
Balance at March 31, 2025	$268	$(84,791)	$146,372	$61,894	$(12,984)	$110,759

	Three months ended March 31, 2024
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$268	$(83,280)	$146,364	$58,901	$(19,976)	$102,277
Net income	—	—	—	1,904	—	1,904
Stock option expense	—	—	8	—	—	8
Other comprehensive income	—	—	—	—	258	258
Cash dividend declared on common stock ($0.03 per share)	—	—	—	(514)	—	(514)
Balance at March 31, 2024	$268	$(83,280)	$146,372	$60,291	$(19,718)	$103,933

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$1,908	$1,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Recovery for credit losses	(97)	(557)
Depreciation and amortization expense	524	508
Amortization expense of core deposit intangible	6	7
Amortization of fair value adjustment on acquired time deposits	(1)	(3)
Net (accretion) amortization of investment securities	(17)	17
Net amortization of deferred loan fees	(34)	(23)
Net gains on loans held for sale	(21)	(10)
Origination of mortgage loans held for sale	(487)	(2,085)
Sales of mortgage loans held for sale	968	1,326
Increase in accrued interest receivable	(331)	(569)
Decrease in accrued interest payable	(368)	(654)
Earnings on bank-owned life insurance	(264)	(337)
Deferred income taxes	167	330
Stock compensation expense	—	8
Net change in operating leases	(44)	(42)
Other, net	(1,310)	(1,972)
Net cash provided by (used in) operating activities	599	(2,152)
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(12,702)	(3,968)
Purchase of investment securities — held to maturity	(3,979)	(2,496)
Proceeds from maturities of investment securities — available for sale	6,182	3,803
Proceeds from maturities of investment securities — held to maturity	558	1,441
Proceeds from sale of investment securities — available for sale	—	435
Purchase of regulatory stock	(3,674)	(3,005)
Proceeds from redemption of regulatory stock	3,890	3,897
Long-term loans originated	(32,879)	(40,030)
Principal collected on long-term loans	38,423	52,408
Sale (purchase) of premises and equipment	65	(638)
Proceeds from sale of other real estate owned and repossessed assets	1,327	—
Proceeds from life insurance policies	351	711
Net cash (used in) provided by investing activities	(2,438)	12,558
FINANCING ACTIVITIES
Net increase in deposit balances	15,844	18,221
Net decrease in other short-term borrowings	(4,269)	(29,505)
Principal borrowings on advances from Federal Home Loan Bank	908	8,600
Principal repayments on advances from Federal Home Loan Bank	(4,218)	(3,750)
Principal payments on financing lease liabilities	(46)	(40)
Common stock dividend paid	(496)	(514)
Net cash provided by (used in) financing activities	7,723	(6,988)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,884	3,418
CASH AND CASH EQUIVALENTS AT JANUARY 1	17,746	14,027
CASH AND CASH EQUIVALENTS AT MARCH 31	$23,630	$17,445

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly owned subsidiary, AmeriServ Financial Bank (the Bank). The Bank is a Pennsylvania state-chartered full-service bank with 15 locations in Pennsylvania and 1 location in Maryland. Through its AmeriServ Wealth and Capital Management Division, the Bank offers a complete range of trust and financial services and administers assets valued at $2.5 billion and $2.6 billion that are not reported on the Company’s Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively. AmeriServ Wealth Advisors, Inc., an SEC-registered investment advisor, is a subsidiary of the Bank.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

3.    Revenue Recognition

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage related fees, net gains on loans held for sale, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 83.6% of the total gross revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of March 31, 2025 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-month periods ending March 31, 2025 and 2024 (in thousands).

	Three months ended
	March 31,
	2025	2024
Non-interest income:
In-scope of Topic 606
Wealth management fees	$2,864	$3,266
Service charges on deposit accounts	275	293
Other	331	499
Non-interest income (in-scope of Topic 606)	3,470	4,058
Non-interest income (out-of-scope of Topic 606)	651	889
Total non-interest income	$4,121	$4,947

4.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three-month periods ending March 31, 2025 and 2024, options to purchase 179,000 common shares, with an exercise price of $2.96 to $4.22, and options to purchase 214,000 common shares, with an exercise price of $2.96 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

	Three months ended
	March 31,
	2025	2024

	(In thousands, except per share data)
Numerator:
Net income	$1,908	$1,904
Denominator:
Weighted average common shares outstanding (basic)	16,519	17,147
Effect of stock options	—	—
Weighted average common shares outstanding (diluted)	16,519	17,147
Earnings per common share:
Basic	$0.12	$0.11
Diluted	0.12	0.11

5.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made no income tax payments in the first three months of 2025 and 2024. The Company made total interest payments of $7,459,000 in the first three months of 2025 compared to $8,131,000 in the same 2024 period. The Company had non-cash transfers to other real estate owned (OREO) and repossessed assets of $49,000 in the first three months of 2025 compared to $108,000 of non-cash transfers in the same 2024 period. During the first three months of 2025, the Company did not enter into any new lease agreements. During the first three months of 2024, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $1.1 million. During the first three months of 2024, the Company entered into two new financing leases related to an office location and equipment and recorded right-of-use assets and lease liabilities of $298,000. The execution of these new leases was partially offset by the termination of two financing leases related to an office location and equipment which led to the write-off of $141,000 of right-of-use assets and lease liabilities during the first three months of 2024.

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

Any securities classified as trading assets would be reported at fair value with unrealized aggregate appreciation/depreciation included in income. The Company historically has not engaged in trading activity. Effective April 1, 2025, subsequent to the end of the first quarter, the Company established a $5.0 million investment trading account.

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as taxable municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. Additionally, based on management judgment, certain qualitative adjustments, such as the Company’s historical loss experience and/or the issuer’s credit quality, may be applied. At March 31, 2025 and December 31, 2024, the allowance for credit losses on the held to maturity securities portfolio totaled $96,000 and $89,000, respectively.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision (recovery) for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $461,000 and $403,000 at March 31, 2025 and December 31, 2024, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status or past due over 90 days still accruing interest at March 31, 2025 and December 31, 2024. The underlying issuers continue to make timely principal and interest payments on the securities.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At times, based on management judgment, the Company may establish an allowance for credit losses in excess of the amount that the fair value is less than the amortized cost basis based on the specific circumstances surrounding the security. At March 31, 2025 and December 31, 2024, the allowance for credit losses on the available for sale securities portfolio totaled $1.0 million and $360,000, respectively.

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

Accrued interest receivable on available for sale debt securities totaled $1.0 million and $833,000 at March 31, 2025 and December 31, 2024, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the Company had one available for sale debt security in non-accrual status at March 31, 2025 totaling $1.0 million with an associated allowance for credit losses of $1.0 million. This is compared to one available for sale debt security in non-accrual status at December 31, 2024 totaling $1.0 million with an associated allowance for credit losses of $360,000.

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale (AFS):

	March 31, 2025
		Gross	Gross	Allowance
		Unrealized	Unrealized	For Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In Thousands)
U.S. Agency	$5,317	$—	$(564)	$—	$4,753
U.S. Agency mortgage-backed securities	111,450	256	(11,268)	—	100,438
Municipal	8,460	2	(551)	—	7,911
Corporate bonds	54,158	156	(2,221)	(1,000)	51,093
Total	$179,385	$414	$(14,604)	$(1,000)	$164,195

Investment securities held to maturity (HTM):

	March 31, 2025
		Gross	Gross		Allowance
		Unrealized	Unrealized	Fair	For Credit
	Cost Basis	Gains	Losses	Value	Losses

	(In Thousands)
U.S. Agency	$2,500	$—	$(310)	$2,190	$—
U.S. Agency mortgage-backed securities	30,404	44	(2,091)	28,357	—
Municipal	30,952	—	(2,072)	28,880	(1)
Corporate bonds and other securities	3,403	—	(174)	3,229	(95)
Total	$67,259	$44	$(4,647)	$62,656	$(96)

Investment securities available for sale (AFS):

	December 31, 2024
		Gross	Gross	Allowance
		Unrealized	Unrealized	For Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In Thousands)
U.S. Agency	$5,345	$—	$(679)	$—	$4,666
U.S. Agency mortgage-backed securities	104,227	90	(12,783)	—	91,534
Municipal	9,031	2	(670)	—	8,363
Corporate bonds	54,254	94	(2,931)	(360)	51,057
Total	$172,857	$186	$(17,063)	$(360)	$155,620

Investment securities held to maturity (HTM):

	December 31, 2024
		Gross	Gross		Allowance
		Unrealized	Unrealized	Fair	For Credit
	Cost Basis	Gains	Losses	Value	Losses

	(In Thousands)
U.S. Agency	$2,500	$—	$(365)	$2,135	$—
U.S. Agency mortgage-backed securities	26,966	28	(2,403)	24,591	—
Municipal	30,959	—	(2,553)	28,406	(2)
Corporate bonds and other securities	3,412	—	(73)	3,339	(87)
Total	$63,837	$28	$(5,394)	$58,471	$(89)

The Company sold no AFS securities during the first quarter of 2025 while the proceeds from the sale of an AFS security totaled $435,000 during the first quarter of 2024. The Company had established an allowance for credit losses on the AFS security sold during the first quarter of 2024. In accordance with ASC 326, Financial Instruments – Credit Losses, once the Company decided to sell the security (i.e. intent to sell), the security was charged down, against the allowance, to fair value therefore resulting in the recognition of no gain or loss.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $133,437,000 at March 31, 2025 and $125,849,000 at December 31, 2024.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of March 31, 2025, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.7% of the par value.

Contractual maturities of securities at March 31, 2025 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at March 31, 2025 was 46.8 months and was shorter than the duration at December 31, 2024 which was 50.3 months. The duration remains within our internally established guideline to not exceed 60 months which we believe was appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	March 31, 2025
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$9,588	$9,544	$2,505	$2,495
After 1 year but within 5 years	27,236	25,690	16,125	15,672
After 5 years but within 10 years	35,569	32,935	18,121	16,081
Over 10 years	106,992	96,026	30,508	28,408
Total	$179,385	$164,195	$67,259	$62,656

The following tables summarize the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2025 and December 31, 2024, aggregated by security type and length of time in a continuous loss position (in thousands):

	March 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$—	$—	$4,753	$(564)	$4,753	$(564)
U.S. Agency mortgage-backed securities	11,541	(154)	62,870	(11,114)	74,411	(11,268)
Municipal	—	—	7,669	(551)	7,669	(551)
Corporate bonds	4,442	(557)	32,954	(1,664)	37,396	(2,221)
Total	$15,983	$(711)	$108,246	$(13,893)	$124,229	$(14,604)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$—	$—	$4,666	$(679)	$4,666	$(679)
U.S. Agency mortgage-backed securities	16,104	(275)	63,323	(12,508)	79,427	(12,783)
Municipal	—	—	8,121	(670)	8,121	(670)
Corporate bonds	9,500	(675)	34,612	(2,256)	44,112	(2,931)
Total	$25,604	$(950)	$110,722	$(16,113)	$136,326	$(17,063)

At March 31, 2025 within the available for sale debt securities portfolio, the Company had nine U.S. Agency mortgage-backed securities and eight corporate bonds that have been in a gross unrealized loss position for less than 12 months with depreciation of 4.3% from its amortized cost basis. Additionally, at March 31, 2025, within the available for sale debt securities portfolio, the Company had six U.S. Agency, 129 U.S. Agency mortgage-backed securities, 23 municipal, and 69 corporate bonds that have been in a gross unrealized loss position for greater than 12 months with depreciation of 11.4% from its amortized cost basis.

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

The following tables present the activity in the allowance for credit losses on available for sale debt securities by major security type for the three months ended March 31, 2025 and 2024 (in thousands).

	Three months ended March 31, 2025
	Balance at December 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at March 31, 2025
Corporate bonds	$360	$—	$—	$640	$1,000
Total	$360	$—	$—	$640	$1,000

	Three months ended March 31, 2024
	Balance at December 31, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at March 31, 2024
Corporate bonds	$926	$(491)	$—	$(319)	$116
Total	$926	$(491)	$—	$(319)	$116

The Company recorded a provision for credit losses on available for sale debt securities of $640,000 during the first quarter of 2025 while a provision for credit losses recovery on available for sale debt securities of $319,000 was recorded during the first quarter of 2024. The 2025 provision was the result of the establishment of a full reserve for a corporate security due to further credit deterioration after a partial reserve was established for the security last year. During 2024, the recognition of the provision recovery was due to the sale of the impaired Signature Bank subordinated debt investment which was partially offset by the establishment of an allowance for credit losses on a corporate AFS security deemed to be credit impaired.

The following tables present the activity in the allowance for credit losses on held to maturity debt securities by major security type for the three months ended March 31, 2025 and 2024 (in thousands).

	Three months ended March 31, 2025
	Balance at December 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at March 31, 2025
Municipal	$2	$—	$—	$(1)	$1
Corporate bonds and other securities	87	—	—	8	95
Total	$89	$—	$—	$7	$96

	Three months ended March 31, 2024
	Balance at December 31, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at March 31, 2024
Municipal	$2	$—	$—	$—	$2
Corporate bonds and other securities	35	—	—	53	88
Total	$37	$—	$—	$53	$90

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

Maintaining investment quality is a primary objective of the Company’s Investment Policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investor’s Service or Standard & Poor’s rating of A. The Company monitors the credit ratings of its debt securities on a quarterly basis. At March 31, 2025, 61.1% of the total investment securities portfolio was rated AAA as compared to 59.2% at December 31, 2024. Approximately 14.3% of the total investment securities portfolio was either rated below A or unrated at March 31, 2025 as compared to 14.7% at December 31, 2024.

Specifically, the following table summarizes the amortized cost of held to maturity debt securities at March 31, 2025, aggregated by credit quality indicator (in thousands).

	March 31, 2025
	Credit Rating
	AAA/AA/A	BBB/BB/B	Unrated	Total
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	30,404	—	—	30,404
Municipal	30,952	—	—	30,952
Corporate bonds and other securities	2,001	—	1,402	3,403
Total	$65,857	$—	$1,402	$67,259

7.    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. As of March 31, 2025 and December 31, 2024, accrued interest receivable on loans totaled $4.3 million and $4.2 million, respectively, which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Loan origination and commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan.

The segments of the Company’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio. The commercial loan segment includes both the owner occupied commercial real estate loan and the commercial and industrial loan classes. The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. The residential mortgage loan segment is comprised of first lien amortizing residential mortgage loans while the consumer loan segment consists primarily of home equity loans secured by residential real estate, installment loans, and overdraft lines of credit associated with customer deposit accounts.

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Commercial:
Commercial real estate (owner occupied) (1)	$88,198	$86,953
Commercial and industrial	143,720	147,251
Commercial real estate (non-owner occupied):
Retail (1)	183,647	181,778
Multi-family (1)	131,427	132,364
Other (1)	232,579	233,882
Residential mortgages (1)	175,279	177,110
Consumer	107,476	108,611
Loans, net of unearned income	$1,062,326	$1,067,949
(1)	Real estate construction loans constituted 3.7% and 3.6% of the Company’s total loans, net of unearned income as of March 31, 2025 and December 31, 2024, respectively.

Loan balances at March 31, 2025 and December 31, 2024 are net of unearned income of $513,000 and $517,000, respectively.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has aligned our segmentation to the quarterly Call Report. This allows the Company to use not only our data but also peer institutions’ data to supplement loss observations in determining our qualitative adjustments. Some further sub-segmenting was performed on the commercial and industrial (C&I) and commercial real estate (CRE) portfolios based on collateral type. The Company has identified the following portfolio segments:

●	Commercial Real Estate Owner Occupied
●	Commercial and Industrial
●	Commercial Real Estate Non-Owner Occupied – Retail
●	Commercial Real Estate Non-Owner Occupied – Multi-Family
●	Commercial Real Estate Non-Owner Occupied – Other
●	Residential Mortgages
●	Consumer

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

The following tables summarize the rollforward of the allowance for credit losses by loan portfolio segment for the three-month periods ending March 31, 2025 and 2024 (in thousands).

	Three months ended March 31, 2025
	Balance at	Charge-		Provision	Balance at
	December 31, 2024	Offs	Recoveries	(Recovery)	March 31, 2025
Commercial real estate (owner occupied)	$398	$—	$6	$(75)	$329
Commercial and industrial	2,860	—	11	8	2,879
Commercial real estate (non-owner occupied) - retail	3,695	—	—	122	3,817
Commercial real estate (non-owner occupied) - multi-family	1,478	—	—	141	1,619
Other commercial real estate (non-owner occupied)	3,451	—	3	132	3,586
Residential mortgages	839	—	1	(449)	391
Consumer	1,191	(104)	19	85	1,191
Total	$13,912	$(104)	$40	$(36)	$13,812

	Three months ended March 31, 2024
	Balance at	Charge-		Provision	Balance at
	December 31, 2023	Offs	Recoveries	(Recovery)	March 31, 2024
Commercial real estate (owner occupied)	$1,529	$—	$6	$(1,119)	$416
Commercial and industrial	3,030	(103)	12	(272)	2,667
Commercial real estate (non-owner occupied) - retail	3,488	—	—	118	3,606
Commercial real estate (non-owner occupied) - multi-family	1,430	—	2	(74)	1,358
Other commercial real estate (non-owner occupied)	3,428	—	2	1,186	4,616
Residential mortgages	1,021	—	1	(175)	847
Consumer	1,127	(61)	20	43	1,129
Total	$15,053	$(164)	$43	$(293)	$14,639

The Company recorded a $36,000 provision for credit losses recovery for loans in the first quarter of 2025 as compared to a $293,000 provision for credit losses recovery in the first quarter of 2024. The provision recovery in the first quarter of 2025 primarily reflects improved historical loss rates as well as a decrease in end of period loan balances since December 31, 2024. Additionally, contributing to this recovery was a favorable adjustment to qualitative factors, primarily within the residential mortgages pool, used to calculate the allowance for credit losses. The allowance for loan credit losses at March 31, 2025 was $827,000, or 5.6%, lower than the allowance for loan credit losses at March 31, 2024 despite an increase in loan balances since the first quarter of 2024 due to a favorable adjustment to the historical loss factors.

Non-performing assets from the loan portfolio, which are discussed in detail below, increased from $12.7 million at December 31, 2024 to $14.0 million at March 31, 2025 due to the transfer of a $3.3 million CRE loan into non-accrual status which more than offset the sale of a $1.5 million other real estate owned (OREO) property and a $300,000 reduction in non-accrual residential mortgage loans. Non-performing assets from the loan portfolio were at 1.32% of total loans as of March 31, 2025. During the first three months of 2025, the Company experienced net loan charge-offs of $64,000, or 0.02% of total average loans, compared to net charge-offs of $121,000, or 0.05% of total average loans, in the first three months of 2024. In summary, the allowance for credit losses on the loan portfolio provided 101% coverage of non-performing loans and 1.30% of total loans at March 31, 2025 compared to 127% coverage of non-performing loans and 1.30% of total loans at December 31, 2024.

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

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 44% of the first quarter of 2025 general reserve represented qualitative adjustment with 56% representing quantitative reserve.

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

The following tables summarize the loan portfolio and allowance for credit losses (in thousands).

	At March 31, 2025
	Commercial real estate (owner occupied)	Commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$3,426	$1,765	$—	$—	$8,730	$—	$—	$13,921
Collectively evaluated	84,772	141,955	183,647	131,427	223,849	175,279	107,476	1,048,405
Total loans	$88,198	$143,720	$183,647	$131,427	$232,579	$175,279	$107,476	$1,062,326
Allowance for credit losses:
Specific reserve allocation	$—	$586	$—	$—	$—	$—	$—	$586
General reserve allocation	329	2,293	3,817	1,619	3,586	391	1,191	13,226
Total allowance for credit losses	$329	$2,879	$3,817	$1,619	$3,586	$391	$1,191	$13,812

	At December 31, 2024
	Commercial real estate (owner occupied)	Commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$3,429	$1,675	$—	$—	$8,773	$379	$10	$14,266
Collectively evaluated	83,524	145,576	181,778	132,364	225,109	176,731	108,601	1,053,683
Total loans	$86,953	$147,251	$181,778	$132,364	$233,882	$177,110	$108,611	$1,067,949
Allowance for credit losses:
Specific reserve allocation	$—	$541	$—	$—	$—	$—	$—	$541
General reserve allocation	398	2,319	3,695	1,478	3,451	839	1,191	13,371
Total allowance for credit losses	$398	$2,860	$3,695	$1,478	$3,451	$839	$1,191	$13,912

The following tables present the amortized cost basis of collateral-dependent loans which were individually evaluated for a specific reserve allocation in the allowance for credit losses by class of loans (in thousands).

Collateral Type
March 31, 2025	Real Estate
Commercial:
Commercial real estate (owner occupied)	$3,426
Commercial and industrial	1,000
Commercial real estate (non-owner occupied):
Other	8,730
Total	$13,156

Collateral Type
December 31, 2024	Real Estate
Commercial:
Commercial real estate (owner occupied)	$3,429
Commercial and industrial	1,000
Commercial real estate (non-owner occupied):
Other	8,773
Residential mortgages	378
Consumer	10
Total	$13,590

Non-Performing Assets from the Loan Portfolio

Non-performing assets from the loan portfolio are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments, and (iii) other real estate owned (OREO – real estate acquired through foreclosure and in-substance foreclosures) and repossessed assets.

Loans will be transferred to non-accrual status when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating the loan include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The following table presents non-accrual loans, loans past due 90 days or more still accruing interest, and OREO and repossessed assets by portfolio class (in thousands).

	At March 31, 2025
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due 90 days or more still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$3,426	$—	$3,426	$—	$—	$3,426
Commercial and industrial	—	765	765	—	234	999
Other commercial real estate (non-owner occupied)	8,730	—	8,730	—	—	8,730
Residential mortgages	—	41	41	11	38	90
Consumer	—	700	700	1	25	726
Total	$12,156	$1,506	$13,662	$12	$297	$13,971

	At December 31, 2024
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due 90 days or more still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$152	$—	$152	$—	$—	$152
Commercial and industrial	—	675	675	97	234	1,006
Other commercial real estate (non-owner occupied)	8,773	—	8,773	—	1,476	10,249
Residential mortgages	379	—	379	26	14	419
Consumer	10	821	831	—	—	831
Total	$9,314	$1,496	$10,810	$123	$1,724	$12,657

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for the year ending December 31, 2025 requires review of approximately 36% of the commercial loan portfolio.

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

	At March 31, 2025
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2025	2024	2023	2022	2021	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$2,421	$10,407	$16,892	$7,280	$10,519	$35,361	$378	$—	$83,258
Special Mention	—	—	—	—	—	561	150	—	711
Substandard	—	—	—	—	3,678	551	—	—	4,229
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,421	$10,407	$16,892	$7,280	$14,197	$36,473	$528	$—	$88,198
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$4,174	$13,561	$18,549	$17,135	$6,897	$22,408	$55,094	$10	$137,828
Special Mention	—	—	—	—	—	—	1,183	—	1,183
Substandard	—	—	480	423	1,759	517	1,107	25	4,311
Doubtful	—	—	—	—	—	398	—	—	398
Total	$4,174	$13,561	$19,029	$17,558	$8,656	$23,323	$57,384	$35	$143,720
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - retail
Pass	$7,579	$28,398	$38,376	$19,293	$31,625	$58,042	$31	$—	$183,344
Special Mention	—	—	—	303	—	—	—	—	303
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,579	$28,398	$38,376	$19,596	$31,625	$58,042	$31	$—	$183,647
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$137	$26,624	$30,485	$16,045	$16,676	$38,727	$475	$—	$129,169
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,258	—	—	2,258
Doubtful	—	—	—	—	—	—	—	—	—
Total	$137	$26,624	$30,485	$16,045	$16,676	$40,985	$475	$—	$131,427
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$962	$28,102	$34,014	$35,002	$40,565	$70,204	$5,137	$—	$213,986
Special Mention	—	—	—	—	—	7,388	—	—	7,388
Substandard	—	—	—	557	199	10,449	—	—	11,205
Doubtful	—	—	—	—	—	—	—	—	—
Total	$962	$28,102	$34,014	$35,559	$40,764	$88,041	$5,137	$—	$232,579
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by risk rating
Pass	$15,273	$107,092	$138,316	$94,755	$106,282	$224,742	$61,115	$10	$747,585
Special Mention	—	—	—	303	—	7,949	1,333	—	9,585
Substandard	—	—	480	980	5,636	13,775	1,107	25	22,003
Doubtful	—	—	—	—	—	398	—	—	398
Total	$15,273	$107,092	$138,796	$96,038	$111,918	$246,864	$63,555	$35	$779,571
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	At December 31, 2024
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2024	2023	2022	2021	2020	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$10,294	$17,016	$6,648	$10,675	$10,476	$26,393	$324	$856	$82,682
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,680	—	591	—	—	4,271
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,294	$17,016	$6,648	$14,355	$10,476	$26,984	$324	$856	$86,953
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$16,714	$19,357	$20,977	$7,397	$4,568	$19,280	$54,455	$—	$142,748
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	480	409	1,753	—	689	1,172	—	4,503
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,714	$19,837	$21,386	$9,150	$4,568	$19,969	$55,627	$—	$147,251
Current period gross charge-offs	$—	$—	$427	$—	$—	$—	$—	$—	$427
Commercial real estate (non-owner occupied) - retail
Pass	$29,349	$38,912	$20,935	$31,934	$21,322	$38,047	$32	$942	$181,473
Special Mention	—	—	305	—	—	—	—	—	305
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,349	$38,912	$21,240	$31,934	$21,322	$38,047	$32	$942	$181,778
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$25,984	$28,807	$16,423	$16,816	$11,513	$30,066	$475	$—	$130,084
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	915	1,365	—	—	2,280
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,984	$28,807	$16,423	$16,816	$12,428	$31,431	$475	$—	$132,364
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$27,801	$32,514	$35,365	$40,876	$16,226	$61,619	$4,537	$194	$219,132
Special Mention	—	—	—	—	—	3,488	—	—	3,488
Substandard	—	—	569	199	—	10,494	—	—	11,262
Doubtful	—	—	—	—	—	—	—	—	—
Total	$27,801	$32,514	$35,934	$41,075	$16,226	$75,601	$4,537	$194	$233,882
Current period gross charge-offs	$—	$—	$—	$—	$—	$1,571	$—	$—	$1,571
Total by risk rating
Pass	$110,142	$136,606	$100,348	$107,698	$64,105	$175,405	$59,823	$1,992	$756,119
Special Mention	—	—	305	—	—	3,488	—	—	3,793
Substandard	—	480	978	5,632	915	13,139	1,172	—	22,316
Doubtful	—	—	—	—	—	—	—	—	—
Total	$110,142	$137,086	$101,631	$113,330	$65,020	$192,032	$60,995	$1,992	$782,228
Current period gross charge-offs	$—	$—	$427	$—	$—	$1,571	$—	$—	$1,998

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

	At March 31, 2025
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2025	2024	2023	2022	2021	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$186	$13,243	$14,861	$10,327	$56,900	$79,710	$—	$—	$175,227
Non-performing	—	—	—	—	—	52	—	—	52
Total	$186	$13,243	$14,861	$10,327	$56,900	$79,762	$—	$—	$175,279
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$2,698	$10,937	$10,109	$15,637	$7,426	$6,581	$53,316	$71	$106,775
Non-performing	—	—	84	—	—	356	261	—	701
Total	$2,698	$10,937	$10,193	$15,637	$7,426	$6,937	$53,577	$71	$107,476
Current period gross charge-offs	$—	$27	$25	$3	$—	$49	$—	$—	$104
Total by payment performance
Performing	$2,884	$24,180	$24,970	$25,964	$64,326	$86,291	$53,316	$71	$282,002
Non-performing	—	—	84	—	—	408	261	—	753
Total	$2,884	$24,180	$25,054	$25,964	$64,326	$86,699	$53,577	$71	$282,755
Current period gross charge-offs	$—	$27	$25	$3	$—	$49	$—	$—	$104

	At December 31, 2024
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2024	2023	2022	2021	2020	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$12,877	$15,602	$10,400	$57,540	$41,868	$38,418	$—	$—	$176,705
Non-performing	—	—	—	—	—	405	—	—	405
Total	$12,877	$15,602	$10,400	$57,540	$41,868	$38,823	$—	$—	$177,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$11,476	$10,988	$16,397	$7,605	$2,475	$4,299	$53,876	$664	$107,780
Non-performing	—	110	46	—	59	344	272	—	831
Total	$11,476	$11,098	$16,443	$7,605	$2,534	$4,643	$54,148	$664	$108,611
Current period gross charge-offs	$5	$6	$21	$19	$13	$143	$—	$—	$207
Total by payment performance
Performing	$24,353	$26,590	$26,797	$65,145	$44,343	$42,717	$53,876	$664	$284,485
Non-performing	—	110	46	—	59	749	272	—	1,236
Total	$24,353	$26,700	$26,843	$65,145	$44,402	$43,466	$54,148	$664	$285,721
Current period gross charge-offs	$5	$6	$21	$19	$13	$143	$—	$—	$207

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At March 31, 2025

		30 – 59	60 – 89	90 or More
		Days	Days	Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans

	(In Thousands)
Commercial real estate (owner occupied)	$84,371	$—	$401	$—	$401	$3,426	$88,198
Commercial and industrial	140,835	55	2,065	—	2,120	765	143,720
Commercial real estate (non-owner occupied) - retail	181,999	1,648	—	—	1,648	—	183,647
Commercial real estate (non-owner occupied) - multi-family	131,427	—	—	—	—	—	131,427
Other commercial real estate (non-owner occupied)	223,849	—	—	—	—	8,730	232,579
Residential mortgages	174,095	1,042	90	11	1,143	41	175,279
Consumer	106,085	669	21	1	691	700	107,476
Total	$1,042,661	$3,414	$2,577	$12	$6,003	$13,662	$1,062,326

	At December 31, 2024

		30 – 59	60 – 89	90 or More
		Days	Days	Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans

	(In Thousands)
Commercial real estate (owner occupied)	$86,368	$433	$—	$—	$433	$152	$86,953
Commercial and industrial	144,627	1,852	—	97	1,949	675	147,251
Commercial real estate (non-owner occupied) - retail	181,778	—	—	—	—	—	181,778
Commercial real estate (non-owner occupied) - multi-family	132,364	—	—	—	—	—	132,364
Other commercial real estate (non-owner occupied)	224,914	195	—	—	195	8,773	233,882
Residential mortgages	175,817	852	36	26	914	379	177,110
Consumer	106,796	948	36	—	984	831	108,611
Total	$1,052,664	$4,280	$72	$123	$4,475	$10,810	$1,067,949

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

The following tables summarize the amortized cost basis of loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024 (in thousands).

	Three months ended March 31, 2025
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Residential mortgages	$192	0.11%
Total	$192

As of March 31, 2025, the modified loan described in the table above was current as to payments.

	Three months ended March 31, 2024
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Commercial real estate (owner occupied)	$185	0.21%
Total	$185

	Combination - Term Extension and Payment Delay
	Amortized Cost Basis	% of Total Class of Loans
Commercial and industrial	$171	0.11%
Total	$171

At March 31, 2025 and 2024, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.

Three months ended March 31, 2025
Term Extension
Loan Type	Financial Effect
Residential mortgages	Provided a maturity date extension of 230 months (approximately 19 years).

Three months ended March 31, 2024
Term Extension
Loan Type	Financial Effect
Commercial real estate (owner occupied)	Provided a maturity date extension of five years.

Combination - Term Extension and Payment Delay
Loan Type	Financial Effect
Commercial and industrial	Provided a maturity date extension of nine months and modified seasonal principal and interest payments to interest only until maturity.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company had no loans which were modified to borrowers experiencing financial difficulty which subsequently defaulted during the three months ended March 31, 2025 and 2024.

9.  Short-Term Borrowings and Advances from Federal Home Loan Bank

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At March 31, 2025
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$10,373	4.69%
FHLB Advances	2025	8,633	4.70
	2026	17,270	4.27
	2027	15,100	4.23
	2028	11,745	4.46
Total FHLB advances		52,748	4.37
Total short-term and FHLB borrowings		$63,121	4.42%

	At December 31, 2024
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$14,642	4.71%
FHLB Advances	2025	11,943	4.76
	2026	17,270	4.27
	2027	15,100	4.23
	2028	11,745	4.46
Total FHLB advances		56,058	4.40
Total short-term and FHLB borrowings		$70,700	4.47%

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

10.  Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31, 2025				Three months ended March 31, 2024
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(13,332)	$(135)	$(1,616)	$(15,083)	$(13,730)	$(352)	$(5,894)	$(19,976)
Other comprehensive income (loss) before reclassifications	2,124	(9)	—	2,115	(241)	787	(131)	415
Amounts reclassified from accumulated other comprehensive loss	—	(16)	—	(16)	—	(157)	—	(157)
Net current period other comprehensive income (loss)	2,124	(25)	—	2,099	(241)	630	(131)	258
Ending balance	$(11,208)	$(160)	$(1,616)	$(12,984)	$(13,971)	$278	$(6,025)	$(19,718)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	March 31, 2025	March 31, 2024	statement of operations
Interest rate hedge
	$(20)	$(199)	Interest expense - Deposits
	4	42	Provision for income taxes
	$(16)	$(157)
Total reclassifications for the period	$(16)	$(157)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2025, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At March 31, 2025
						To Be Well
					Minimum	Capitalized
					Required	Under
					For	Prompt
					Capital	Corrective
					Adequacy	Action
	Company		Bank		Purposes	Regulations*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio

	(In Thousands, Except Ratios)
Total Capital (To Risk Weighted Assets)	$150,962	12.73%	$145,456	12.27%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	110,061	9.28	131,291	11.07	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	110,061	9.28	131,291	11.07	6.00	8.00
Tier 1 Capital (To Average Assets)	110,061	7.68	131,291	9.20	4.00	5.00

	At December 31, 2024
						To Be Well
					Minimum	Capitalized
					Required	Under
					For	Prompt
					Capital	Corrective
					Adequacy	Action
	Company		Bank		Purposes	Regulations*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio

	(In Thousands, Except Ratios)
Total Capital (To Risk Weighted Assets)	$150,147	12.70%	$143,619	12.16%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	108,643	9.19	128,854	10.91	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	108,643	9.19	128,854	10.91	6.00	8.00
Tier 1 Capital (To Average Assets)	108,643	7.68	128,854	9.15	4.00	5.00

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

The following table summarizes the interest rate swap transactions that impacted the Company’s first three months of 2025 and 2024 performance (in thousands, except percentages).

	At March 31, 2025
					Increase
		Aggregate	Weighted		(Decrease)
		Notional	Average Rate	Repricing	In Interest
	Hedge Type	Amount	Received/(Paid)	Frequency	Income
Swap assets	N/A	$65,800	6.68%	Monthly	$322
Swap liabilities	N/A	(65,800)	(6.68)	Monthly	(322)
Net exposure		$—	—%		$—

	At March 31, 2024
					Increase
		Aggregate	Weighted		(Decrease)
		Notional	Average Rate	Repricing	In Interest
	Hedge Type	Amount	Received/(Paid)	Frequency	Income
Swap assets	N/A	$68,414	7.69%	Monthly	$561
Swap liabilities	N/A	(68,414)	(7.69)	Monthly	(561)
Net exposure		$—	—%		$—

Risk Participation Agreements

The Company will enter into risk participation agreements (RPAs) with the lead bank of certain commercial real estate loan arrangements. As a participating bank, the Company guarantees the performance on borrower-related interest rate swap contracts. The Company has no obligations under the RPAs unless the borrower defaults on their swap transaction with the lead bank and the swap is a liability to the borrower. In that instance, the Company agrees to pay the lead bank a pre-determined percentage of the swap’s value at the time of default. In exchange for providing the guarantee, the Company receives an upfront fee from the lead bank.

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPAs can be found in Note 16. The notional amount of the risk participation agreements outstanding at March 31, 2025 and December 31, 2024 was $4.9 million.

Interest Rate Hedges

The Company has entered into interest rate swaps with a total notional value of $70 million as of March 31, 2025 and 2024 in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. The hedge transactions allow the Company to add stability to interest expense and manage its exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in accumulated other comprehensive loss (within Shareholders’ Equity), net of tax, with a corresponding offset within other assets or other liabilities. Disclosures related to the fair value of the interest rate hedges can be found in Note 16. Amounts recorded in accumulated other comprehensive loss for the effective portion of changes in the fair value are subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended March 31, 2025 and 2024.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the three months ended March 31, 2025 and 2024, the Company had $20,000 and $199,000 of gains, respectively, which resulted in a decrease in interest expense. In the twelve months that follow March 31, 2025, the Company estimates that approximately $113,000 will be reclassified as a decrease to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates. As of March 31, 2025, the maximum remaining length of time over which forecasted transactions are hedged is approximately one and three quarter years with all hedge transactions terminating by December 2026.

The following table summarizes the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands).

	Three months ended March 31, 2025
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$(32)	Interest expense - Deposits	$(20)
Total	$(32)		$(20)

	Three months ended March 31, 2024
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$797	Interest expense - Deposits	$(199)
Total	$797		$(199)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps and interest rate caps/floors. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at March 31, 2025 and 2024.

13.  Segment Reporting

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

Management has determined that the Company has one reportable segment consisting of Community Banking. While senior management within each division evaluates detailed financial data to monitor revenues and expenses, there are certain support cost centers, such as information technology, human resources, internal audit, and finance, that are not directly charged to each operating profit center making it difficult to determine a thorough and accurate measure of profitability. Further, the revenue generating divisions do not operate as separate silos but work cooperatively and together, providing referrals and cross-selling opportunities to one another. It is not feasible to split the benefit of these efforts between or among the referral division and the product/service division. Finally, the Company’s Board of Directors evaluates performance on a macro level basis and reviews financial reports that describe the consolidated operating performance of all the divisions of the Company.

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

14.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $243.1 million and $233.2 million along with standby letters of credit of $8.4 million and $8.7 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision (recovery) for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded a provision for credit losses recovery on unfunded commitments for the three months ended March 31, 2025 of $708,000 while a provision for credit losses expense of $2,000 was recorded for the three months ended March 31, 2024. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $256,000 at March 31, 2025 compared to $966,000 at December 31, 2024.

Additionally, the Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities and corporate bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 4% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$187	$250
Interest cost	366	429
Expected return on plan assets	(1,040)	(1,032)
Net periodic pension benefit	$(487)	$(353)

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The accrued pension obligation, which had a positive (debit) balance of $31.7 million and $31.4 million, was reclassified to other assets on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. The balance of the accrued pension obligation continues to be a positive value as a result of Company contributions to the plan and the revaluation of the obligation.

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

Equity Securities Without Readily Determinable Fair Values

The Company has entered into a Registration Rights Agreement with a borrower who, upon emergence from bankruptcy, issued ordinary shares in satisfaction of debt previously contracted. The shares are not listed on any stock exchange. Since the shares do not have a readily determinable fair value, they are carried at cost and evaluated for impairment by management. In addition, if management identifies an observable price change in an orderly transaction for an identical or similar investment of the same issuer, the fair value of the equity securities will be measured and adjusted.

At March 31, 2025 and December 31, 2024, the carrying value of these equity securities was $600,000 which is included in other assets on the Consolidated Balance Sheets. There were no adjustments to the carrying value of equity securities without readily determinable fair values during the three months ended March 31, 2025 and 2024.

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

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at March 31, 2025
	Total	Level 1	Level 2	Level 3
Equity securities (1)	$177	$177	$—	$—
Available for sale securities:
U.S. Agency	4,753	—	4,753	—
U.S. Agency mortgage-backed securities	100,438	—	100,438	—
Municipal	7,911	—	7,911	—
Corporate bonds	51,093	—	51,093	—
Interest rate swap asset (1)	3,571	—	3,571	—
Interest rate swap liability (2)	(3,610)	—	(3,610)	—
Interest rate hedge (2)	(201)	—	(201)	—
Risk participation agreement (2)	(285)	—	(285)	—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Equity securities (1)	$350	$350	$—	$—
Available for sale securities:
U.S. Agency	4,666	—	4,666	—
U.S. Agency mortgage-backed securities	91,534	—	91,534	—
Municipal	8,363	—	8,363	—
Corporate bonds	51,057	363	50,021	673
Interest rate swap asset (1)	4,657	—	4,657	—
Interest rate swap liability (2)	(4,691)	—	(4,691)	—
Interest rate hedge (2)	(169)	—	(169)	—
Risk participation agreement (2)	(207)	—	(207)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At March 31, 2025 and December 31, 2024, the Company had no individually evaluated loans using the collateral method which were carried at fair value.

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

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
March 31, 2025	Total	Level 1	Level 2	Level 3
Other real estate owned and repossessed assets	$297	$—	$—	$297

	Fair Value Measurements
December 31, 2024	Total	Level 1	Level 2	Level 3
Other real estate owned and repossessed assets	$1,724	$—	$—	$1,724

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
March 31, 2025	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$297	Appraisal of collateral (1)	Appraisal adjustments (2)	8% to 63% (45%)
			Liquidation expenses	0% to 33% (13%)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2024	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$1,724	Appraisal of collateral (1)	Appraisal adjustments (2)	18% to 63% (24%)
			Liquidation expenses	0% to 33% (4%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on US GAAP measurements and recorded carrying values at March 31, 2025 and December 31, 2024 for the remaining financial instruments not required to be reported at fair value were as follows:

	March 31, 2025
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$67,259	$62,656	$—	$61,711	$945
Loans, net of allowance for credit losses and unearned income	1,048,514	1,030,919	—	—	1,030,919
FINANCIAL LIABILITIES:
Deposits with stated maturities	334,054	333,933	—	—	333,933
All other borrowings (1)	79,484	83,759	—	—	83,759

	December 31, 2024
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$63,837	$58,471	$—	$57,535	$936
Loans held for sale	460	470	470	—	—
Loans, net of allowance for credit losses and unearned income	1,054,037	990,745	—	—	990,745
FINANCIAL LIABILITIES:
Deposits with stated maturities	336,312	336,167	—	—	336,167
All other borrowings (1)	82,784	81,476	—	—	81,476
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

THREE MONTHS ENDED MARCH 31, 2025 VS. THREE MONTHS ENDED MARCH 31, 2024

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Net income	$1,908	$1,904
Diluted earnings per share	0.12	0.11
Return on average assets (annualized)	0.54%	0.55%
Return on average equity (annualized)	7.12%	7.51%

The Company reported first quarter 2025 net income of $1,908,000, or $0.12 per diluted common share. This performance represented a 9.1% increase in earnings per share compared to the first quarter of 2024 when net income totaled $1,904,000, or $0.11 per diluted common share. The Company achieved positive operating leverage in the first quarter of 2025 as total revenue increased while non-interest expenses declined. The increase in total revenue was caused by meaningful improvement in net interest income as the first quarter net interest margin increased by 31 basis points from the prior year quarter and 13 basis points on a sequential quarter basis.

While the Company benefitted from a provision for credit losses recovery in the first quarter of 2025, the size of the recovery was smaller than what was recognized in the first quarter of 2024. This along with a lower level of non-interest income offset the improvement in net interest income and non-interest expense resulting in the first quarter 2025 earnings being slightly above 2024 first quarter earnings.

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

The following table compares the Company’s net interest income performance for the first quarter of 2025 to the first quarter of 2024 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	March 31, 2025	March 31, 2024	Change	% Change
Interest income	$17,022	$16,224	$798	4.9%
Interest expense	7,091	7,477	(386)	(5.2)
Net interest income	$9,931	$8,747	$1,184	13.5
Net interest margin	3.01%	2.70%	0.31%	11.5

The Company's net interest income in the first quarter of 2025 increased by $1.2 million, or 13.5%, from the prior year's first quarter while the net interest margin of 3.01% for the first quarter of 2025 represented a 31-basis point improvement from the first quarter of 2024. The increase reflects controlled balance sheet growth, as both total loans and total deposits were at higher levels due to the Company’s effective business development strategies. This, combined with effective pricing strategies, resulted in both the total earning asset yield and cost of interest-bearing funds improving between years. The Federal Reserve’s action to lower interest rates during the latter portion of 2024 favorably impacted total interest-bearing deposits and borrowings costs. In addition, while the U.S. Treasury yield curve remained modestly inverted on the short end, the mid to long end of the curve demonstrated a normal upward slope and favorably impacted earning asset yields. Management believes that the Company’s balance sheet is well positioned for further quarterly net interest income growth and net interest margin improvement.

Total average loans in the first quarter of 2025 were higher than the 2024 first quarter average by $34.8 million, or 3.4%, due to consistent new loan funding opportunities throughout 2024. So far in 2025, payoff activity has surpassed new loan originations and has resulted in a $6.1 million, or 0.6%, decline in total loans since December 31, 2024. Overall, total loans continue to be well above the $1.0 billion threshold averaging $1.065 billion for the 2025 first quarter. Total loan interest income improved in the first quarter of 2025 compared to last year’s first quarter due to the increased level of average total loans outstanding, and a portion of commercial real estate (CRE) loans, that were booked at the onset of the COVID pandemic when interest rates were low, repricing upward during the first quarter of 2025. These favorable items resulted in total loan interest income improving by $732,000, or 5.3%, when the 2025 first quarter is compared to 2024.

Total investment securities averaged $231.4 million for the first quarter of 2025, which was $7.4 million, or 3.1%, lower than the $238.8 million average for the first quarter of last year. The decrease reflects management’s 2024 strategy to allocate more cash flow from the securities portfolio to higher yielding loans while the Company controlled the amount of high cost overnight borrowed funds. However, our liquidity position strengthened during the first quarter of 2025 due to deposit growth. Therefore, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases more attractive. As a result, the securities portfolio grew by $12.0 million, or 5.5%, since December 31, 2024. New investment security purchases were also necessary to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to public funds deposits. The improved yields for new securities purchases caused interest income from investments to increase by $19,000, or 0.8%, for the first quarter of 2025 compared to the same period in 2024. Overall, the average balance of total interest earning assets increased from last year’s first quarter average by $35.0 million, or 2.8%, while total interest income increased by $798,000 or 4.9%, from the first quarter of 2024.

On the liability side of the balance sheet, total average deposits of $1.218 billion for the first quarter of 2025 were $58.2 million, or 5.0%, higher than the 2024 first quarter average. The increase reflects the Company’s successful business development efforts. Additionally, the Company’s core deposit base continued to demonstrate the strength and stability that it has for many years due to customer loyalty and confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source. The loan to deposit ratio averaged 87.4% in the first quarter of 2025, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility.

Total interest expense in the first quarter of 2025 favorably decreased by $386,000, or 5.2%, when compared to the first quarter of 2024. Deposit interest expense declined by $75,000, or 1.2%, despite total average interest-bearing deposits growing by $56.9 million, or 5.8%, compared to the first quarter of last year. The quarter-over-quarter decrease in total interest expense was primarily due to total interest-bearing deposit cost demonstrating a declining trend that coincided with the Federal Reserve easing monetary policy during the final four months of 2024. This reduction in interest-bearing deposit costs contributed to the previously mentioned improvement in the net interest margin. Overall, total deposit cost (including the benefit of non-interest-bearing demand deposits which grew between years) averaged 2.04% in the first quarter of 2025, which is an 11-basis point improvement from the first quarter of 2024.

Total borrowings interest expense decreased by $311,000, or 24.3%, in the first quarter of 2025 when compared to the first quarter of 2024. The Company’s utilization of overnight borrowed funds in the first quarter of 2025 was significantly lower than the 2024 first quarter level by $27.2 million, or 80.9%, due to the higher level of total average deposits. The decrease in borrowings interest expense also reflects the Federal Reserve’s 2024 action to ease monetary policy by 100 basis points which had an immediate and favorable impact on the cost of overnight borrowed funds. Advances from the Federal Home Loan Bank averaged $54.9 million for the first quarter of 2025, which was $7.0 million, or 14.6%, higher than the $47.9 million average for the 2024 first quarter. Management’s strategy to increase term advances to lock in lower rates than overnight borrowings was due to the inversion in the short end of the yield curve and has favorably impacted net interest income.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three-month periods ended March 31, 2025 and 2024 setting forth (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans for the three months ended March 31, 2025 and 2024 was $7,000 and $6,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended March 31 (In thousands, except percentages)

	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,064,629	$14,515	5.46%	$1,029,841	$13,782	5.31%
Short-term investments and bank deposits	11,828	114	3.84	4,213	67	6.33
Investment securities – AFS	167,244	1,810	4.33	173,808	1,825	4.20
Investment securities – HTM	64,194	590	3.68	64,990	556	3.42
Total investment securities	231,438	2,400	3.89	238,798	2,381	3.71
Total interest earning assets/interest income	1,307,895	17,029	5.20	1,272,852	16,230	5.04
Non-interest earning assets:
Cash and due from banks	15,769			14,571
Premises and equipment	17,999			18,252
Other assets	104,331			98,967
Allowance for credit losses	(14,480)			(16,113)
TOTAL ASSETS	$1,431,514			$1,388,529
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$252,509	$1,134	1.82%	$223,016	$1,043	1.88%
Savings	121,122	29	0.10	120,547	29	0.10
Money markets	326,859	1,906	2.36	309,645	2,148	2.79
Time deposits	336,504	3,055	3.68	326,882	2,979	3.67
Total interest bearing deposits	1,036,994	6,124	2.40	980,090	6,199	2.54
Short-term borrowings	6,421	76	4.80	33,645	484	5.69
Advances from Federal Home Loan Bank	54,906	602	4.45	47,927	504	4.23
Subordinated debt	27,000	263	3.90	27,000	263	3.90
Lease liabilities	4,207	26	2.45	4,203	27	2.60
Total interest bearing liabilities/interest expense	1,129,528	7,091	2.54	1,092,865	7,477	2.74
Non-interest bearing liabilities:
Demand deposits	180,788			179,531
Other liabilities	12,492			14,136
Shareholders’ equity	108,706			101,997
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,431,514			$1,388,529
Interest rate spread			2.66			2.30
Net interest income/ Net interest margin (non-GAAP)		9,938	3.01%		8,753	2.70%
Tax-equivalent adjustment		(7)			(6)
Net Interest Income (GAAP)		$9,931			$8,747

…..PROVISION FOR CREDIT LOSSES…..The Company recorded a $97,000 provision for credit losses recovery in the first quarter of 2025 after recording a provision recovery of $557,000 in the first quarter of 2024, resulting in an unfavorable change of $460,000. The provision for credit losses recovery in the first quarter of 2025 reflects the net impact of the following items: A $709,000 recovery was recognized on unfunded commitments and was based upon the results of an independent third-party validation recommendation to adjust the utilization rates used to calculate the provision. This recovery was partially offset by $647,000 of provision expense on investment securities primarily for establishing a full reserve for a corporate security in the available for sale (AFS) securities portfolio due to further credit deterioration after a partial reserve for this particular security was established last year. Finally, a $36,000 recovery was recognized for the loan portfolio due to favorable adjustments to historical loss rates used to calculate the allowance for loan credit losses in accordance with current expected credit losses (CECL) and a decrease in end of period loan balances since December 31, 2024.

…..NON-INTEREST INCOME…..Non-interest income for the first quarter of 2025 totaled $4.1 million and decreased by $826,000, or 16.7%, from the first quarter of 2024 performance. Factors contributing to the lower level of non-interest income for the quarter included:

●	wealth management fees decreased by $402,000, or 12.3%, due to the volatility and uncertainty that exists in the financial markets due to government fiscal policy. Market conditions, particularly for equity securities, have been unfavorably impacted as major market indexes have fallen and caused wealth management fees to decline. Additionally, the Financial Services division benefitted from several large new business relationships in the first quarter of 2024. Overall, the fair market value of wealth management assets totaled $2.5 billion at March 31, 2025 and decreased by $72.2 million, or 2.8%, since December 31, 2024;
●	a $322,000, or 31.8%, decrease in other income due to the net impact of several items. First, the decrease was due to the necessary adjustments to the fair value of a risk participation agreement as well as the credit valuation of the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing its interest rate risk position. These adjustments reflect the changing national interest rates and were lower by $250,000 in comparison to the first quarter of last year. Second, the Company recognized a $250,000 signing bonus from the renewal of a contract with Visa during the first quarter of 2024 while there was no such bonus in 2025. Third, the Company recognized a $149,000 loss on the sale of an other real estate owned property in January 2025. Finally, and partially offsetting these unfavorable items, the Company recognized a $254,000 gain from the sale of the real estate of a former branch office in 2025; and
●	a $73,000, or 21.7%, decrease in bank owned life insurance revenue resulting from the Company receiving a larger death claim in the first quarter of 2024.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first quarter of 2025 totaled $11.8 million and decreased by $101,000, or 0.9%, from the prior year’s first quarter. Factors contributing to the lower level of non-interest expense for the quarter included:

●	a $317,000, or 31.6%, decrease in professional fees as first quarter 2024 legal and professional services costs were unfavorably impacted by litigation and responses to the actions of an activist investor. This matter was resolved in June 2024 as a result of a Settlement Agreement. Professional fees were also favorably impacted by reduced recruitment costs in the first quarter of 2025;
●	a $106,000, or 1.5%, increase in salaries and employee benefits due to the net impact of certain items within this broad category. Health care costs were $333,000 higher as the Company did not have to recognize any premium costs in January 2024 due to the effective negotiations with its health care provider last year. Total salaries cost increased by $113,000, or 2.3%, due to annual salary merit increases. Partially offsetting these higher costs within total salaries and employee benefits was a reduced level of incentive compensation by $293,000, largely in the Wealth Management division. Additionally, the service cost associated with the Company’s defined benefit pension plan decreased by $63,000, or 25.2%. The reduced pension expense in the first quarter of 2025 reflects the retirement of employees who chose to take the lump sum distribution. These individuals are no longer included in the pension plan which favorably impacts the Company’s basic pension expense; and
●	a $93,000, or 8.0%, increase in data processing and IT expense due to additional expenses related to monitoring the Company’s computing and network environment.

…..INCOME TAX EXPENSE…..The Company recorded income tax expense of $478,000, or an effective tax rate of 20.0%, in the first quarter of 2025. This compares to income tax expense of $483,000, or an effective tax rate of 20.2%, in the first quarter of 2024.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.4 billion at March 31, 2025, which increased by $9.2 million, or 0.6%, from the December 31, 2024 asset level. This change was related primarily to increased levels of cash and cash equivalents and investment securities which were partially offset by reduced total loans and other real estate owned (OREO) and repossessed assets. Specifically, investment securities increased by $12.0 million, or 5.5%, as the Company’s liquidity position strengthened during the first quarter of 2025 allowing more funds to be available to invest in the securities portfolio. Additionally, the increased liquidity resulted in cash and cash equivalents increasing by $5.9 million, or 33.2%. So far in 2025, loan payoff activity has surpassed new loan originations resulting in a $6.1 million, or 0.6%, decline in total loans since December 31, 2024. OREO and repossessed assets decreased $1.4 million, or 82.8%, since year-end due to the sale of a foreclosed office property during the first quarter of 2025.

Total deposits increased by $15.8 million, or 1.3%, in the first three months of 2025. Management believes this demonstrates customer confidence and the strength and loyalty of the Company’s core deposit base. As of March 31, 2025, the 25 largest depositors represented 28.3% of total deposits, which is an increase from December 31, 2024 when it was 27.6%. As of March 31, 2025 and December 31, 2024, the estimated amount of uninsured deposits was $437.1 million and $435.7 million, respectively. The estimate of uninsured deposits was done at the single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 60% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized by investment securities or FHLB letters of credit to protect these depositor funds. Total short-term and FHLB borrowings were reduced by $7.6 million, or 10.7%, since year-end 2024 as a result of the higher level of deposits. Specifically, short-term borrowings decreased by $4.3 million, or 29.2%, while FHLB term advances decreased $3.3 million, or 5.9%, in the first three months of 2025.

The Company’s total shareholders’ equity increased by $3.5 million, or 3.3%, during the first three months of 2025. The increase in capital was the result of the Company’s earnings performance during the first quarter of 2025 more than offsetting its common stock dividend payments to shareholders. In addition, the improved market value of the available for sale investment securities portfolio had a positive impact on accumulated other comprehensive loss.

The Bank continues to be considered well capitalized for regulatory purposes with a total capital ratio of 12.27%, and a common equity tier 1 capital ratio of 11.07% at March 31, 2025. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of March 31, 2025, the Company’s book value per common share was $6.70 and its tangible book value per common share was $5.88(1). Book value per common share increased by $0.64, or 10.6%, and tangible book value per common share increased by $0.62, or 11.8%, since March 31, 2024, due to a favorable adjustment for both the unrealized loss on available for sale securities and the Company’s defined benefit pension plan along with the accretive repurchase of 628,003 shares of common stock in June 2024. In addition, the Company’s equity to asset ratio was 7.74% and its tangible common equity to tangible assets ratio was 6.85%(1) at March 31, 2025. The tangible common equity ratio increased by 21-basis points when compared to December 31, 2024.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing loans, and classified loans (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2025	2024	2024
Total accruing loan delinquency	$6,003	$4,475	$2,188
Total non-accrual loans	13,662	10,810	11,959
Total non-performing loans*	13,674	10,933	12,038
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.57%	0.42%	0.21%
Non-accrual loans, as a percentage of total loans, net of unearned income	1.29	1.01	1.16
Non-performing loans, as a percentage of total loans, net of unearned income*	1.29	1.02	1.17
Non-performing loans as a percentage of total assets*	0.96	0.77	0.87
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.02	0.19	0.05
Annualized (recovery) provision for credit losses - loans	(0.01)	0.08	(0.11)
Total classified loans (loans rated substandard or doubtful)**	$23,154	$23,552	$24,570
*	Non-performing loans are comprised of loans that are on a non-accrual basis and loans that are contractually past due 90 days or more as to interest and principal payments.
**	Total classified loans include non-performing residential mortgage and consumer loans.

The increase in accruing loan delinquency since year-end 2024 was attributable to an increase in commercial real estate (CRE) loan delinquency related to one loan relationship secured by retail properties. Non-performing loans increased from $10.9 million at December 31, 2024 to $13.7 million at March 31, 2025 due to the transfer of a $3.3 million CRE loan into non-accrual status which more than offset a $300,000 reduction in non-accrual residential mortgage loans. The aforementioned reduction in non-accrual residential mortgage loans contributed to a decrease in classified loans. Specifically, classified loans decreased $398,000, or 1.7%, from December 31, 2024 and totaled $23.2 million at March 31, 2025.

Non-performing loans represented 1.29% of total loans as of March 31, 2025. The Company recognized net loan charge-offs of $64,000, or 0.02% of total average loans, in the first three months of 2025 compared to net loan charge-offs of $121,000, or 0.05% of total average loans, in the first three months of 2024.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2025, the 25 largest credits represented 24.3% of total loans outstanding, which is relatively consistent with December 31, 2024 when it was 24.0%.

Commercial Real Estate Loan Exposure

A significant portion of the Company's loan portfolio consists of commercial real estate loans, including owner occupied properties, non-owner-occupied properties, and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy or in occupancy rates in the market where the property is located, any of which could increase the likelihood of default. Commercial real estate loans also typically have larger loan balances, and therefore, the deterioration of one or a few of these loans could cause a significant increase in the percentage of the Company's non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for credit losses for loans, and an increase in charge-offs, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 376% as of March 31, 2025. It should be noted that this ratio improved from 379% at December 31, 2024 due to the growth of total regulatory capital in the first three months of 2025. Further, non-owner occupied commercial real estate loans represented 51.6% and 51.3% of total loans as of March 31, 2025 and December 31, 2024, respectively.

The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. The following table presents our non-owner occupied commercial real estate loan portfolio by property type.

	March 31, 2025
	Commercial	Commercial
	Real Estate	Real Estate	Other Commercial
	(Non-Owner Occupied) -	(Non-Owner Occupied) -	Real Estate
	Retail	Multi-Family	(Non-Owner Occupied)	Total

	(In thousands)
1-4 unit residential	$—	$—	$27,331	$27,331
Multi-family	—	113,231	—	113,231
Mixed use - apartments & retail/office	—	18,196	—	18,196
Retail strip plaza	59,677	—	—	59,677
Mall	3,524	—	—	3,524
Major shopping center with anchor tenants	29,770	—	—	29,770
Commercial office - urban	—	—	21,699	21,699
Commercial office - suburban	—	—	27,234	27,234
Hotel/motel	—	—	38,005	38,005
Retail/service shops	90,676	—	—	90,676
Personal care/hospital/medical office	—	—	21,708	21,708
Manufacturing/warehouse	—	—	87,409	87,409
Other	—	—	1,055	1,055
Land acquisition and development	—	—	8,138	8,138
Total	$183,647	$131,427	$232,579	$547,653

…..ALLOWANCE FOR CREDIT LOSSES…..The following table sets forth the allowance for credit losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2025	2024	2024
Allowance for credit losses - loans	$13,812	$13,912	$14,639
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.30%	1.30%	1.43%
total non-accrual loans	101.10	128.70	122.41
total non-performing loans	101.01	127.25	121.61
Allowance for credit losses - securities	$1,096	$449	$206
Allowance for credit losses - unfunded loan commitments	257	966	942

The allowance for loan credit losses declined since December 31, 2024 by $100,000, or 0.7%, to $13.8 million at March 31, 2025. The allowance balance contracted as a result of improved historical loss rates and qualitative adjustments coupled with a decrease in loan balances since year-end 2024. Overall, the Company continues to maintain solid coverage of both total loans and non-performing loans as the allowance for loan credit losses provided 101% coverage of non-performing loans and 1.30% of total loans at March 31, 2025.

The allowance for credit losses on the investment securities portfolio was comprised of $1.0 million on available for sale securities and $96,000 on held to maturity securities as of March 31, 2025. This compares to $360,000 on available for sale securities and $89,000 on held to maturity securities as of December 31, 2024. The allowance for credit losses on available for sale securities increased $640,000 since year-end 2024 as a result of the establishment of a full reserve for a corporate security due to further credit deterioration after a partial reserve for this particular security was established last year.

…..LIQUIDITY…..The Company’s liquidity position strengthened during the first quarter of 2025 due to deposit growth. Total average deposits were $58.2 million, or 5.0%, higher when compared to the 2024 first three-month average. The increase reflects the Company’s successful business development efforts. The Company’s core deposit base continued to demonstrate the strength and stability that it has had for many years. On March 31, 2025, total deposits grew by $15.8 million, or 1.3%, since December 31, 2024, demonstrating customer loyalty and confidence in AmeriServ Financial Bank. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not utilize brokered deposits as a funding source. Overall, deposit volumes continue to remain at a high level. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities can also be used to help fund loan growth.

Further demonstrating the strength of the Company’s liquidity position, average short-term investments grew in the first three months of 2025 compared to the first three months of last year by $7.6 million, or 180.8%. Advances from the FHLB averaged $54.9 million in the first quarter of 2025 which is $7.0 million, or 14.6%, higher than the $47.9 million average in the first quarter of 2024. Management’s strategy to increase term advances to lock in lower rates than overnight borrowings due to the inversion in the short end of the yield curve has favorably impacted net interest income. Management continues to monitor the changing economic conditions and adjust pricing strategies accordingly which largely determines customer behavior and the level of total deposits as well as shifts within the total deposit mix. Also, diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. The Company’s utilization of overnight borrowed funds so far in 2025 has been lower than the 2024 level. Total short-term borrowings averaged $6.4 million for the first quarter of 2025 after averaging $33.6 million for the first quarter of 2024. Continued loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. Due to the Company’s strengthened liquidity position, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases so far in 2025 more attractive. In addition, loan pipelines are currently at a typical level. Total average loans in the first quarter of 2025 were higher than the 2024 first quarter average by $34.8 million, or 3.4%. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 87.4% in the first quarter of 2025, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support our customers and our community during times of economic volatility. We are also strongly positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $5.9 million from December 31, 2024, to $23.6 million at March 31, 2025, due to $7.7 million of net cash provided by financing activities and $599,000 of net cash provided by operating activities which more than offset $2.4 million of net cash used in investing activities. Within investing activities, cash advanced for new loans originated totaled $32.9 million and was $5.5 million lower than the $38.4 million of cash received from loan principal payments. Within financing activities, total short-term borrowings decreased by $4.3 million, total borrowings on advances from FHLB decreased by $3.3 million while total deposits increased by $15.8 million.

The holding company had $5.7 million of cash, short-term investments, and investment securities at March 31, 2025, which represented a $1.1 million decrease from the holding company’s cash position since December 31, 2024. Dividend payments from our subsidiary provide ongoing cash to the holding company. At March 31, 2025, our subsidiary Bank had $762,000 of cash available for immediate dividends to the holding company under applicable regulatory formulas. Additionally, during the first quarter of 2025, the holding company established a $3 million line of credit with PNC Bank which can be used for general corporate purposes. There were no borrowings under the line at March 31, 2025. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payments on its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $23.6 million and $17.7 million at March 31, 2025 and December 31, 2024, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At March 31, 2025, the Company had $295 million of overnight borrowing availability at the FHLB, $40 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Bank’s common equity tier 1 capital ratio was 11.07%, the tier 1 capital ratio was 11.07%, and the total capital ratio was 12.27% at March 31, 2025. The Bank’s tier 1 leverage ratio was 9.20% at March 31, 2025. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2025.

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

Our focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.03 per quarter. The Company had a book value of $6.70 per common share and a tangible book value of $5.88(1) per common share on March 31, 2025. In addition, our common equity ratio was 7.74% and our tangible common equity ratio was 6.85%(1). At March 31, 2025, the Company had approximately 16.5 million common shares outstanding.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200 bp increase	1.8%	5.3%
100 bp increase	1.0	3.9
100 bp decrease	(1.7)	(7.8)
200 bp decrease	(4.9)	(21.4)

The Company believes that its overall interest rate risk position is well controlled. The execution of $70 million of interest rate hedges during 2023, in order to fix the cost of certain deposits that are indexed and move with short-term interest rates, reduced the Company’s negative variability of net interest income in a rising interest rate environment and helped slow net interest margin compression while interest rates were rising. The fed funds rate is unchanged from year-end 2024 and is currently at a targeted range of 4.25% to 4.50%. The Federal Reserve has not taken further action to change interest rates so far in 2025.

The variability of net interest income is positive in the upward rate shocks due to scheduled maturities and repricing within the Company’s investment securities portfolio and the scheduled repricing of loans tied to an index, such as SOFR or prime. In addition to the interest rate hedges discussed above, the Company has effectively utilized interest rate swaps for interest rate risk management purposes. The interest rate swaps allow our customers to lock in fixed interest rates while the Company retains the benefit of interest rates moving with the market. Also, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner and control the amount of overnight borrowed funds. The variability of net interest income is negative in the downward rate scenarios as the Company has more exposure to assets repricing downward to a greater extent than liabilities. The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company had various outstanding commitments to extend credit approximating $243.1 million and standby letters of credit of $8.4 million as of March 31, 2025. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at March 31, 2025 and December 31, 2024 (in thousands, except share and ratio data):

	March 31,	December 31,
	2025	2024
Total shareholders’ equity	$110,759	$107,248
Less: Intangible assets	13,682	13,688
Tangible common equity	97,077	93,560
Total assets	1,431,524	1,422,362
Less: Intangible assets	13,682	13,688
Tangible assets	1,417,842	1,408,674
Tangible common equity ratio (non-GAAP)	6.85%	6.64%
Total shares outstanding	16,519,267	16,519,267
Tangible book value per share (non-GAAP)	$5.88	$5.66

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

INCOME STATEMENT REFERENCE — Recovery for credit losses

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

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At times, based on management judgment, the Company may establish an allowance for credit losses in excess of the amount that the fair value is less than the amortized cost basis based on the specific circumstances surrounding the security.

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2025 are effective.

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

Item 1A. Risk Factors

Not applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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
101

Includes the following financial and related information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: May 13, 2025	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: May 13, 2025	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer