Form 10-Q
period 2025-06-30
AMERISERV FINANCIAL INC /PA/
filed 2025-08-11
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2025
Common Stock, par value $0.01	16,519,267

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and due from depository institutions	$20,228	$13,891
Interest bearing deposits and short-term investments	4,805	3,855
Cash and cash equivalents	25,033	17,746
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $1,000 on June 30, 2025 and $360 on December 31, 2024)	169,765	155,620
Held to maturity (fair value $63,280 on June 30, 2025 and $58,471 on December 31, 2024; allowance for credit losses $85 on June 30, 2025 and $89 on December 31, 2024)	67,555	63,837
Trading securities	4,205	—
Loans held for sale	160	460
Loans (net of unearned income $462 on June 30, 2025 and $517 on December 31, 2024)	1,069,060	1,067,949
Less: Allowance for credit losses	14,060	13,912
Net loans	1,055,000	1,054,037
Premises and equipment:
Operating lease right-of-use asset	1,489	1,550
Financing lease right-of-use asset	2,219	2,331
Other premises and equipment, net	13,775	14,228
Accrued interest income receivable	5,738	5,486
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	66	77
Bank owned life insurance	40,301	39,923
Net deferred tax asset	370	1,412
Federal Home Loan Bank stock	4,270	4,759
Federal Reserve Bank stock	2,161	2,125
Other real estate owned and repossessed assets	258	1,724
Other assets	42,757	43,436
TOTAL ASSETS	$1,448,733	$1,422,362
LIABILITIES
Non-interest bearing deposits	$203,016	$171,622
Interest bearing deposits	1,041,517	1,029,373
Total deposits	1,244,533	1,200,995
Short-term borrowings	2,688	14,642
Advances from Federal Home Loan Bank	48,923	56,058
Operating lease liabilities	1,516	1,572
Financing lease liabilities	2,596	2,689
Subordinated debt	26,747	26,726
Total borrowed funds	82,470	101,687
Other liabilities	10,809	12,432
TOTAL LIABILITIES	1,337,812	1,315,114
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,776,089 shares issued and 16,519,267 shares outstanding on June 30, 2025 and December 31, 2024	268	268
Treasury stock at cost, 10,256,822 shares on June 30, 2025 and December 31, 2024	(84,791)	(84,791)
Capital surplus	146,372	146,372
Retained earnings	61,117	60,482
Accumulated other comprehensive loss	(12,045)	(15,083)
TOTAL SHAREHOLDERS' EQUITY	110,921	107,248
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,448,733	$1,422,362

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$14,932	$14,003	$29,440	$27,779
Interest bearing deposits and short-term investments	175	61	289	128
Investment securities:
Available for sale	1,876	1,875	3,686	3,700
Held to maturity	665	571	1,255	1,127
Trading securities	41	—	41	—
Total Interest Income	17,689	16,510	34,711	32,734
INTEREST EXPENSE
Deposits	6,408	6,389	12,532	12,588
Short-term borrowings	43	407	119	891
Advances from Federal Home Loan Bank	555	548	1,157	1,052
Financing lease liabilities	25	28	51	55
Subordinated debt	264	263	527	526
Total Interest Expense	7,295	7,635	14,386	15,112
Net Interest Income	10,394	8,875	20,325	17,622
Provision (recovery) for credit losses	3,133	434	3,036	(123)
Net Interest Income after Provision (Recovery) for Credit Losses	7,261	8,441	17,289	17,745
NON-INTEREST INCOME
Wealth management fees	2,782	3,059	5,646	6,325
Service charges on deposit accounts	267	293	542	586
Mortgage banking revenue	58	107	86	146
Trading securities revenue	35	—	35	—
Bank owned life insurance	244	240	508	577
Other income	710	673	1,400	1,685
Total Non-Interest Income	4,096	4,372	8,217	9,319
NON-INTEREST EXPENSE
Salaries and employee benefits	7,076	7,108	14,299	14,225
Net occupancy expense	746	730	1,587	1,521
Equipment expense	404	391	794	777
Professional fees	903	2,094	1,588	3,096
Data processing and IT expense	1,153	1,142	2,405	2,301
Supplies, postage and freight	172	146	346	311
Miscellaneous taxes and insurance	364	335	712	660
Federal deposit insurance expense	240	250	480	505
Other expense	651	1,101	1,261	1,765
Total Non-Interest Expense	11,709	13,297	23,472	25,161

PRETAX INCOME (LOSS)	(352)	(484)	2,034	1,903
Provision (credit) for income taxes	(70)	(109)	408	374
NET INCOME (LOSS)	$(282)	$(375)	$1,626	$1,529
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$(0.02)	$(0.02)	$0.10	$0.09
Average number of shares outstanding	16,519	17,030	16,519	17,089
Diluted:
Net income (loss)	$(0.02)	$(0.02)	$0.10	$0.09
Average number of shares outstanding	16,519	17,030	16,519	17,089

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
COMPREHENSIVE INCOME
Net income (loss)	$(282)	$(375)	$1,626	$1,529
Other comprehensive income
Pension obligation change for defined benefit plan	—	2,756	—	2,590
Income tax effect	—	(579)	—	(544)
Unrealized holding gains (losses) on available for sale securities arising during period	1,141	(151)	3,829	(456)
Income tax effect	(240)	32	(804)	96
Fair value change for interest rate hedge	72	289	61	1,286
Income tax effect	(15)	(61)	(13)	(270)
Reclassification adjustment for reduction of interest expense related to interest rate hedge	(24)	(199)	(44)	(399)
Income tax effect	5	42	9	84
Other comprehensive income	939	2,129	3,038	2,387
COMPREHENSIVE INCOME	$657	$1,754	$4,664	$3,916

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30, 2025
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2025	$268	$(84,791)	$146,372	$61,894	$(12,984)	$110,759
Net loss	—	—	—	(282)	—	(282)
Other comprehensive income	—	—	—	—	939	939
Cash dividend declared on common stock ($0.03 per share)	—	—	—	(495)	—	(495)
Balance at June 30, 2025	$268	$(84,791)	$146,372	$61,117	$(12,045)	$110,921

	Three months ended June 30, 2024
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2024	$268	$(83,280)	$146,372	$60,291	$(19,718)	$103,933
Net loss	—	—	—	(375)	—	(375)
Treasury stock purchased (628,003 shares)	—	(1,511)	—	—	—	(1,511)
Other comprehensive income	—	—	—	—	2,129	2,129
Cash dividend declared on common stock ($0.03 per share)	—	—	—	(515)	—	(515)
Balance at June 30, 2024	$268	$(84,791)	$146,372	$59,401	$(17,589)	$103,661

	Six months ended June 30, 2025
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$268	$(84,791)	$146,372	$60,482	$(15,083)	$107,248
Net income	—	—	—	1,626	—	1,626
Other comprehensive income	—	—	—	—	3,038	3,038
Cash dividend declared on common stock ($0.06 per share)	—	—	—	(991)	—	(991)
Balance at June 30, 2025	$268	$(84,791)	$146,372	$61,117	$(12,045)	$110,921

	Six months ended June 30, 2024
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$268	$(83,280)	$146,364	$58,901	$(19,976)	$102,277
Net income	—	—	—	1,529	—	1,529
Treasury stock purchased (628,003 shares)	—	(1,511)	—	—	—	(1,511)
Stock option expense	—	—	8	—	—	8
Other comprehensive income	—	—	—	—	2,387	2,387
Cash dividend declared on common stock ($0.06 per share)	—	—	—	(1,029)	—	(1,029)
Balance at June 30, 2024	$268	$(84,791)	$146,372	$59,401	$(17,589)	$103,661

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$1,626	$1,529
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (recovery) for credit losses	3,036	(123)
Depreciation and amortization expense	1,053	1,023
Amortization expense of core deposit intangible	11	13
Amortization of fair value adjustment on acquired time deposits	(1)	(5)
Net (accretion) amortization of investment securities	(25)	29
Net amortization of deferred loan fees	(84)	(58)
Net gains on loans held for sale	(56)	(69)
Origination of mortgage loans held for sale	(3,201)	(4,684)
Sales of mortgage loans held for sale	3,557	4,658
Increase in accrued interest receivable	(252)	(268)
Increase (decrease) in accrued interest payable	669	(47)
Earnings on bank-owned life insurance	(508)	(577)
Deferred income taxes	234	344
Stock compensation expense	—	8
Net change in trading securities	(4,205)	—
Net change in operating leases	(88)	(83)
Other, net	(1,229)	(2,140)
Net cash provided by (used in) operating activities	537	(450)
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(25,856)	(6,915)
Purchase of investment securities — held to maturity	(5,958)	(4,490)
Proceeds from maturities of investment securities — available for sale	14,885	7,327
Proceeds from maturities of investment securities — held to maturity	2,283	1,935
Proceeds from sale of investment securities — available for sale	—	935
Purchase of regulatory stock	(5,631)	(7,042)
Proceeds from redemption of regulatory stock	6,084	6,962
Net increase in loans	(4,047)	(2,919)
Purchase of premises and equipment	(141)	(1,158)
Proceeds from sale of other real estate owned and repossessed assets	1,414	95
Proceeds from life insurance policies	351	711
Net cash used in investing activities	(16,616)	(4,559)
FINANCING ACTIVITIES
Net increase in deposit balances	43,539	12,004
Net decrease in other short-term borrowings	(11,954)	(6,368)
Principal borrowings on advances from Federal Home Loan Bank	1,408	14,260
Principal repayments on advances from Federal Home Loan Bank	(8,543)	(7,910)
Principal payments on financing lease liabilities	(93)	(81)
Purchases of treasury stock	—	(1,511)
Common stock dividend paid	(991)	(1,029)
Net cash provided by financing activities	23,366	9,365
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,287	4,356
CASH AND CASH EQUIVALENTS AT JANUARY 1	17,746	14,027
CASH AND CASH EQUIVALENTS AT JUNE 30	$25,033	$18,383

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly owned subsidiary, AmeriServ Financial Bank (the Bank). The Bank is a Pennsylvania state-chartered full-service bank with 15 locations in Pennsylvania and 1 location in Maryland. Through its AmeriServ Wealth and Capital Management Division, the Bank offers a complete range of trust and financial services and administers assets valued at $2.6 billion that are not reported on the Company’s Consolidated Balance Sheets at June 30, 2025 and December 31, 2024. AmeriServ Wealth Advisors, Inc., an SEC-registered investment advisor, is a subsidiary of the Bank.

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

3.    Revenue Recognition

Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage banking revenue, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 83.5% of the total gross revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of June 30, 2025 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and six-month periods ending June 30, 2025 and 2024 (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Non-interest income:
In-scope of Topic 606
Wealth management fees	$2,782	$3,059	$5,646	$6,325
Service charges on deposit accounts	267	293	542	586
Other	552	520	883	1,020
Non-interest income (in-scope of Topic 606)	3,601	3,872	7,071	7,931
Non-interest income (out-of-scope of Topic 606)	495	500	1,146	1,388
Total non-interest income	$4,096	$4,372	$8,217	$9,319

4.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three- and six-month periods ending June 30, 2025 and 2024, options to purchase 179,000 common shares, with an exercise price of $2.96 to $4.22, and options to purchase 214,000 common shares, with an exercise price of $2.96 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Numerator:
Net income (loss)	$(282)	$(375)	$1,626	$1,529
Denominator:
Weighted average common shares outstanding (basic)	16,519	17,030	16,519	17,089
Effect of stock options	—	—	—	—
Weighted average common shares outstanding (diluted)	16,519	17,030	16,519	17,089
Earnings per common share:
Basic	$(0.02)	$(0.02)	$0.10	$0.09
Diluted	(0.02)	(0.02)	0.10	0.09

5.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made $325,000 in income tax payments in the first six months of 2025 compared to no income tax payment in the same 2024 period. The Company made total interest payments of $13,717,000 in the first six months of 2025 compared to $15,159,000 in the same 2024 period. The Company had non-cash transfers to other real estate owned (OREO) and repossessed assets of $49,000 in the first six months of 2025 compared to $1,883,000 of non-cash transfers in the same 2024 period. During the first six months of 2025, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $32,000. During the first six months of 2024, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $1.1 million. Additionally, during the first six months of 2024, the Company entered into two new financing leases related to an office location and equipment and recorded right-of-use assets and lease liabilities of $298,000. The execution of these new leases was partially offset by the termination of two financing leases related to an office location and equipment which led to the write-off of $141,000 of right-of-use assets and lease liabilities during the first six months of 2024.

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

Securities classified as trading assets are purchased with the intent of selling them in the near term (less than 30 days) to generate profits from short-term changes in price. Trading securities are reported at fair value with unrealized gains and losses included in income. The Company participates in limited trading activity. Specifically, during the second quarter of 2025, the Company established a $5.0 million investment trading account which is managed by an outside third party. The trading account is invested predominately in U.S. Treasury and municipal securities. As of June 30, 2025, there was $896,000 of cash held in the account available for future trading security purchases. This cash balance is included in interest bearing deposits and short-term investments on the Consolidated Balance Sheets.

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

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as taxable municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. Additionally, based on management judgment, certain qualitative adjustments, such as the Company’s historical loss experience and/or the issuer’s credit quality, may be applied. At June 30, 2025 and December 31, 2024, the allowance for credit losses on the held to maturity securities portfolio totaled $85,000 and $89,000, respectively.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision (recovery) for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $396,000 and $403,000 at June 30, 2025 and December 31, 2024, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status or past due over 90 days still accruing interest at June 30, 2025 and December 31, 2024. The underlying issuers continue to make timely principal and interest payments on the securities.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At times, based on management judgment, the Company may establish an allowance for credit losses in excess of the amount that the fair value is less than the amortized cost basis based on the specific circumstances surrounding the security. At June 30, 2025 and December 31, 2024, the allowance for credit losses on the available for sale securities portfolio totaled $1.0 million and $360,000, respectively.

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

Accrued interest receivable on available for sale debt securities totaled $982,000 and $833,000 at June 30, 2025 and December 31, 2024, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the Company had one available for sale debt security in non-accrual status at June 30, 2025 totaling $1.0 million with an associated allowance for credit losses of $1.0 million. This is compared to the same available for sale debt security in non-accrual status at December 31, 2024 totaling $1.0 million with an associated allowance for credit losses of $360,000.

The cost basis and fair values of available for sale and held to maturity investment securities are summarized as follows:

Investment securities available for sale (AFS):

	June 30, 2025
		Gross	Gross	Allowance
		Unrealized	Unrealized	For Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In Thousands)
U.S. Agency	$5,256	$—	$(484)	$—	$4,772
U.S. Agency mortgage-backed securities	113,795	422	(10,687)	—	103,530
Municipal	11,447	44	(475)	—	11,016
Corporate bonds	53,315	170	(2,038)	(1,000)	50,447
Total	$183,813	$636	$(13,684)	$(1,000)	$169,765

Investment securities held to maturity (HTM):

	June 30, 2025
		Gross	Gross		Allowance
		Unrealized	Unrealized	Fair	For Credit
	Cost Basis	Gains	Losses	Value	Losses

	(In Thousands)
U.S. Agency	$2,500	$—	$(281)	$2,219	$—
U.S. Agency mortgage-backed securities	31,552	64	(2,060)	29,556	—
Municipal	30,088	2	(1,819)	28,271	(2)
Corporate bonds and other securities	3,415	—	(181)	3,234	(83)
Total	$67,555	$66	$(4,341)	$63,280	$(85)

Investment securities available for sale (AFS):

	December 31, 2024
		Gross	Gross	Allowance
		Unrealized	Unrealized	For Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In Thousands)
U.S. Agency	$5,345	$—	$(679)	$—	$4,666
U.S. Agency mortgage-backed securities	104,227	90	(12,783)	—	91,534
Municipal	9,031	2	(670)	—	8,363
Corporate bonds	54,254	94	(2,931)	(360)	51,057
Total	$172,857	$186	$(17,063)	$(360)	$155,620

Investment securities held to maturity (HTM):

	December 31, 2024
		Gross	Gross		Allowance
		Unrealized	Unrealized	Fair	For Credit
	Cost Basis	Gains	Losses	Value	Losses

	(In Thousands)
U.S. Agency	$2,500	$—	$(365)	$2,135	$—
U.S. Agency mortgage-backed securities	26,966	28	(2,403)	24,591	—
Municipal	30,959	—	(2,553)	28,406	(2)
Corporate bonds and other securities	3,412	—	(73)	3,339	(87)
Total	$63,837	$28	$(5,394)	$58,471	$(89)

The Company sold no AFS securities during the second quarter or first six months of 2025. The proceeds from the sale of AFS securities totaled $500,000 and $935,000 during the second quarter and first six months of 2024, resulting in the recognition of no gross investment security gains or losses. The Company had established an allowance for credit losses on one AFS security sold during the first six months of 2024. In accordance with ASC 326, Financial Instruments – Credit Losses, once the Company decided to sell the security (i.e. intent to sell), the security was charged down, against the allowance, to fair value therefore resulting in the recognition of no gain or loss.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $133,908,000 at June 30, 2025 and $125,849,000 at December 31, 2024. In addition, the Company has pledged $3,893,000 of available for sale securities as collateral for a revolving line of credit from an unrelated financial institution.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of June 30, 2025, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.7% of the par value.

Contractual maturities of securities at June 30, 2025 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at June 30, 2025 was 47.6 months and was shorter than the duration at December 31, 2024 which was 50.3 months. The duration remains within our internally established guideline to not exceed 60 months which we believe was appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	June 30, 2025
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$13,436	$13,359	$1,650	$1,647
After 1 year but within 5 years	25,467	23,997	16,118	15,774
After 5 years but within 10 years	35,245	32,982	19,020	17,098
Over 10 years	109,665	99,427	30,767	28,761
Total	$183,813	$169,765	$67,555	$63,280

The following tables summarize the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2025 and December 31, 2024, aggregated by security type and length of time in a continuous loss position (in thousands):

	June 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$—	$—	$4,772	$(484)	$4,772	$(484)
U.S. Agency mortgage-backed securities	8,599	(100)	60,829	(10,587)	69,428	(10,687)
Municipal	—	—	7,744	(475)	7,744	(475)
Corporate bonds	4,670	(514)	29,293	(1,524)	33,963	(2,038)
Total	$13,269	$(614)	$102,638	$(13,070)	$115,907	$(13,684)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$—	$—	$4,666	$(679)	$4,666	$(679)
U.S. Agency mortgage-backed securities	16,104	(275)	63,323	(12,508)	79,427	(12,783)
Municipal	—	—	8,121	(670)	8,121	(670)
Corporate bonds	9,500	(675)	34,612	(2,256)	44,112	(2,931)
Total	$25,604	$(950)	$110,722	$(16,113)	$136,326	$(17,063)

At June 30, 2025 within the available for sale debt securities portfolio, the Company had seven U.S. Agency mortgage-backed securities and eight corporate bonds that have been in a gross unrealized loss position for less than 12 months with depreciation of 4.4% from its amortized cost basis. Additionally, at June 30, 2025, within the available for sale debt securities portfolio, the Company had six U.S. Agency, 127 U.S. Agency mortgage-backed securities, 23 municipal, and 61 corporate bonds that have been in a gross unrealized loss position for greater than 12 months with depreciation of 11.3% from its amortized cost basis.

These unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields decrease, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, no allowance for credit losses has been recorded for these securities. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

The following tables present the activity in the allowance for credit losses on available for sale debt securities by major security type for the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three months ended June 30, 2025
	Balance at March 31, 2025	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2025
Corporate bonds	$1,000	$—	$—	$—	$1,000
Total	$1,000	$—	$—	$—	$1,000

	Three months ended June 30, 2024
	Balance at March 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2024
Corporate bonds	$116	$—	$—	$244	$360
Total	$116	$—	$—	$244	$360

	Six months ended June 30, 2025
	Balance at December 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2025
Corporate bonds	$360	$—	$—	$640	$1,000
Total	$360	$—	$—	$640	$1,000

	Six months ended June 30, 2024
	Balance at December 31, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2024
Corporate bonds	$926	$(491)	$—	$(75)	$360
Total	$926	$(491)	$—	$(75)	$360

The Company recorded no provision for credit losses on available for sale debt securities during the second quarter of 2025 while a provision for credit losses on available for sale debt securities of $244,000 was recorded during the second quarter of 2024. The increased provision in the second quarter of 2024 reflects an additional contribution to the reserve for a corporate AFS security that was established in the first quarter of 2024.

For the first six months of 2025, the Company recognized a $640,000 provision for credit losses on available for sale debt securities after recognizing a $75,000 provision for credit losses recovery in the first six months of 2024. The 2025 provision was the result of the establishment of a full reserve for a corporate security due to further credit deterioration after a partial reserve was established for the security last year. During 2024, the recognition of the provision recovery was due to the sale of the impaired Signature Bank subordinated debt investment which was partially offset by the establishment of an allowance for credit losses on a corporate AFS security deemed to be credit impaired.

The following tables present the activity in the allowance for credit losses on held to maturity debt securities by major security type for the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three months ended June 30, 2025
	Balance at March 31, 2025	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2025
Municipal	$1	$—	$—	$1	$2
Corporate bonds and other securities	95	—	—	(12)	83
Total	$96	$—	$—	$(11)	$85

	Three months ended June 30, 2024
	Balance at March 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2024
Municipal	$2	$—	$—	$—	$2
Corporate bonds and other securities	88	—	—	10	98
Total	$90	$—	$—	$10	$100

	Six months ended June 30, 2025
	Balance at December 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2025
Municipal	$2	$—	$—	$—	$2
Corporate bonds and other securities	87	—	—	(4)	83
Total	$89	$—	$—	$(4)	$85

	Six months ended June 30, 2024
	Balance at December 31, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2024
Municipal	$2	$—	$—	$—	$2
Corporate bonds and other securities	35	—	—	63	98
Total	$37	$—	$—	$63	$100

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

Maintaining investment quality is a primary objective of the Company’s Investment Policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s or Standard & Poor’s rating of A. The Company monitors the credit ratings of its debt securities on a quarterly basis. At June 30, 2025, 0.1% of the total investment securities portfolio was rated AAA as compared to 59.2% at December 31, 2024. The steep decline in securities rated AAA resulted from the Moody’s downgrade of the United States rating to Aa1 during the second quarter of 2025 which impacted the Company’s U.S. Agency and U.S. Agency mortgage-backed securities. At June 30, 2025, 74.2% of the total investment securities portfolio was rated AA or higher compared to 72.8% at December 31, 2024. Approximately 14.1% of the total investment securities portfolio was either rated below A or unrated at June 30, 2025 as compared to 14.7% at December 31, 2024.

Specifically, the following table summarizes the amortized cost of held to maturity debt securities at June 30, 2025, aggregated by credit quality indicator (in thousands).

	June 30, 2025
	Credit Rating
	AAA/AA/A	BBB/BB/B	Unrated	Total
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	31,552	—	—	31,552
Municipal	30,088	—	—	30,088
Corporate bonds and other securities	2,000	—	1,415	3,415
Total	$66,140	$—	$1,415	$67,555

Trading Securities

The following table presents the Company’s trading securities, at estimated fair value (in thousands).

	June 30, 2025	December 31, 2024
U.S. Treasury	$997	$—
Municipal	3,208	—
Total	$4,205	$—

The following table presents the net gain on trading securities included in trading securities revenue for the three- and six-month periods ending June 30, 2025 and 2024 (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net realized gain on sales	$38	$—	$38	$—
Net unrealized gain	35	—	35	—
Net gain on trading securities	73	—	73	—
Less: Portfolio expenses and management fees	38	—	38	—
Trading securities revenue	$35	$—	$35	$—

7.    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. As of June 30, 2025 and December 31, 2024, accrued interest receivable on loans totaled $4.4 million and $4.2 million, respectively, which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Loan origination and commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan.

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

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Commercial:
Commercial real estate (owner occupied) (1)	$89,075	$86,953
Commercial and industrial	142,970	147,251
Commercial real estate (non-owner occupied):
Retail (1)	178,787	181,778
Multi-family (1)	131,375	132,364
Other (1)	242,319	233,882
Residential mortgages (1)	175,030	177,110
Consumer	109,504	108,611
Loans, net of unearned income	$1,069,060	$1,067,949
(1)	Real estate construction loans constituted 4.2% and 3.6% of the Company’s total loans, net of unearned income as of June 30, 2025 and December 31, 2024, respectively.

Loan balances at June 30, 2025 and December 31, 2024 are net of unearned income of $462,000 and $517,000, respectively.

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

The following tables summarize the rollforward of the allowance for credit losses by loan portfolio segment for the three- and six-month periods ending June 30, 2025 and 2024 (in thousands).

	Three months ended June 30, 2025
	Balance at	Charge-		Provision	Balance at
	March 31, 2025	Offs	Recoveries	(Recovery)	June 30, 2025
Commercial real estate (owner occupied)	$329	$—	$6	$(16)	$319
Commercial and industrial	2,879	(200)	32	301	3,012
Commercial real estate (non-owner occupied) - retail	3,817	—	—	(301)	3,516
Commercial real estate (non-owner occupied) - multi-family	1,619	—	—	(173)	1,446
Other commercial real estate (non-owner occupied)	3,586	(2,762)	3	3,490	4,317
Residential mortgages	391	—	1	(82)	310
Consumer	1,191	(15)	27	(63)	1,140
Total	$13,812	$(2,977)	$69	$3,156	$14,060

	Three months ended June 30, 2024
	Balance at	Charge-		Provision	Balance at
	March 31, 2024	Offs	Recoveries	(Recovery)	June 30, 2024
Commercial real estate (owner occupied)	$416	$—	$6	$(51)	$371
Commercial and industrial	2,667	(189)	9	191	2,678
Commercial real estate (non-owner occupied) - retail	3,606	—	—	(87)	3,519
Commercial real estate (non-owner occupied) - multi-family	1,358	—	1	11	1,370
Other commercial real estate (non-owner occupied)	4,616	—	3	46	4,665
Residential mortgages	847	—	2	3	852
Consumer	1,129	(63)	20	70	1,156
Total	$14,639	$(252)	$41	$183	$14,611

	Six months ended June 30, 2025
	Balance at	Charge-		Provision	Balance at
	December 31, 2024	Offs	Recoveries	(Recovery)	June 30, 2025
Commercial real estate (owner occupied)	$398	$—	$12	$(91)	$319
Commercial and industrial	2,860	(200)	43	309	3,012
Commercial real estate (non-owner occupied) - retail	3,695	—	—	(179)	3,516
Commercial real estate (non-owner occupied) - multi-family	1,478	—	—	(32)	1,446
Other commercial real estate (non-owner occupied)	3,451	(2,762)	6	3,622	4,317
Residential mortgages	839	—	2	(531)	310
Consumer	1,191	(119)	46	22	1,140
Total	$13,912	$(3,081)	$109	$3,120	$14,060

	Six months ended June 30, 2024
	Balance at	Charge-		Provision	Balance at
	December 31, 2023	Offs	Recoveries	(Recovery)	June 30, 2024
Commercial real estate (owner occupied)	$1,529	$—	$12	$(1,170)	$371
Commercial and industrial	3,030	(292)	21	(81)	2,678
Commercial real estate (non-owner occupied) - retail	3,488	—	—	31	3,519
Commercial real estate (non-owner occupied) - multi-family	1,430	—	3	(63)	1,370
Other commercial real estate (non-owner occupied)	3,428	—	5	1,232	4,665
Residential mortgages	1,021	—	3	(172)	852
Consumer	1,127	(124)	40	113	1,156
Total	$15,053	$(416)	$84	$(110)	$14,611

The Company recorded a $3.2 million provision for credit losses for loans in the second quarter of 2025 as compared to a $183,000 provision for credit losses in the second quarter of 2024. For the six months of 2025, the Company recognized a $3.1 million provision for credit losses for loans after recognizing a $110,000 provision for credit losses recovery in the first six months of 2024, representing a $3.2 million unfavorable shift between years. The increased provision for credit losses expense in 2025 primarily reflects the resolution of the Company’s largest problem asset, a loan secured by a mixed use commercial real estate retail/office property in the Pittsburgh market. The provision covers an additional $2.8 million charge-down that was necessary to write this loan down to a court approved sales price at a hearing that was held in late June 2025. Additionally, the 2025 provision for credit losses reflects an increase in historical loss rates, due to this large charge-down, used to calculate the allowance for loan credit losses.

Non-performing assets from the loan portfolio, which are discussed in detail below, increased from $12.7 million at December 31, 2024 to $15.4 million at June 30, 2025. The increase reflects the net impact of the charge-down of the mixed use CRE loan, mentioned in the previous paragraph, as well as the sale of a $1.5 million other real estate owned (OREO) property which were more than offset by the transfer of four loans from one borrower relationship totaling $5.7 million and one additional $935,000 CRE loan into non-accrual status. Non-performing assets from the loan portfolio were at 1.44% of total loans as of June 30, 2025. During the first six months of 2025, the Company experienced net loan charge-offs of $3.0 million, or 0.56% of total average loans, compared to net charge-offs of $332,000, or 0.06% of total average loans, in the first six months of 2024. In summary, the allowance for credit losses on the loan portfolio provided 93% coverage of non-performing loans and 1.32% of total loans at June 30, 2025 compared to 127% coverage of non-performing loans and 1.30% of total loans at December 31, 2024.

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

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 38% of the second quarter of 2025 general reserve represented qualitative adjustment with 62% representing quantitative reserve.

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

The following tables summarize the loan portfolio and allowance for credit losses (in thousands).

	At June 30, 2025
	Commercial real estate (owner occupied)	Commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$3,823	$3,606	$1,628	$—	$5,924	$—	$—	$14,981
Collectively evaluated	85,252	139,364	177,159	131,375	236,395	175,030	109,504	1,054,079
Total loans	$89,075	$142,970	$178,787	$131,375	$242,319	$175,030	$109,504	$1,069,060
Allowance for credit losses:
Specific reserve allocation	$—	$851	$—	$—	$—	$—	$—	$851
General reserve allocation	319	2,161	3,516	1,446	4,317	310	1,140	13,209
Total allowance for credit losses	$319	$3,012	$3,516	$1,446	$4,317	$310	$1,140	$14,060

	At December 31, 2024
	Commercial real estate (owner occupied)	Commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$3,429	$1,675	$—	$—	$8,773	$379	$10	$14,266
Collectively evaluated	83,524	145,576	181,778	132,364	225,109	176,731	108,601	1,053,683
Total loans	$86,953	$147,251	$181,778	$132,364	$233,882	$177,110	$108,611	$1,067,949
Allowance for credit losses:
Specific reserve allocation	$—	$541	$—	$—	$—	$—	$—	$541
General reserve allocation	398	2,319	3,695	1,478	3,451	839	1,191	13,371
Total allowance for credit losses	$398	$2,860	$3,695	$1,478	$3,451	$839	$1,191	$13,912

The following tables present the amortized cost basis of collateral-dependent loans which were individually evaluated for a specific reserve allocation in the allowance for credit losses by class of loans (in thousands).

Collateral Type
June 30, 2025	Real Estate
Commercial:
Commercial real estate (owner occupied)	$3,823
Commercial and industrial	1,000
Commercial real estate (non-owner occupied):
Retail	1,628
Other	5,924
Total	$12,375

Collateral Type
December 31, 2024	Real Estate
Commercial:
Commercial real estate (owner occupied)	$3,429
Commercial and industrial	1,000
Commercial real estate (non-owner occupied):
Other	8,773
Residential mortgages	378
Consumer	10
Total	$13,590

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

	At June 30, 2025
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due 90 days or more still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$3,823	$—	$3,823	$—	$—	$3,823
Commercial and industrial	—	2,607	2,607	1,020	234	3,861
Commercial real estate (non-owner occupied) - retail	935	—	935	—	—	935
Other commercial real estate (non-owner occupied)	5,924	—	5,924	—	—	5,924
Residential mortgages	—	136	136	—	—	136
Consumer	—	716	716	—	24	740
Total	$10,682	$3,459	$14,141	$1,020	$258	$15,419

	At December 31, 2024
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due 90 days or more still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$152	$—	$152	$—	$—	$152
Commercial and industrial	—	675	675	97	234	1,006
Other commercial real estate (non-owner occupied)	8,773	—	8,773	—	1,476	10,249
Residential mortgages	379	—	379	26	14	419
Consumer	10	821	831	—	—	831
Total	$9,314	$1,496	$10,810	$123	$1,724	$12,657

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

	At June 30, 2025
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2025	2024	2023	2022	2021	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$5,319	$10,340	$16,785	$7,056	$9,867	$34,279	$516	$—	$84,162
Special Mention	—	—	—	—	—	548	149	—	697
Substandard	—	—	—	—	3,678	538	—	—	4,216
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,319	$10,340	$16,785	$7,056	$13,545	$35,365	$665	$—	$89,075
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$8,043	$11,992	$16,078	$14,822	$6,422	$21,463	$58,406	$10	$137,236
Special Mention	—	—	—	—	—	—	1,183	—	1,183
Substandard	—	—	478	254	1,759	510	1,127	25	4,153
Doubtful	—	—	—	—	—	398	—	—	398
Total	$8,043	$11,992	$16,556	$15,076	$8,181	$22,371	$60,716	$35	$142,970
Current period gross charge-offs	$—	$—	$—	$200	$—	$—	$—	$—	$200
Commercial real estate (non-owner occupied) - retail
Pass	$15,391	$23,439	$37,099	$19,081	$31,323	$51,185	$32	$—	$177,550
Special Mention	—	—	—	302	—	—	—	—	302
Substandard	—	—	935	—	—	—	—	—	935
Doubtful	—	—	—	—	—	—	—	—	—
Total	$15,391	$23,439	$38,034	$19,383	$31,323	$51,185	$32	$—	$178,787
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$136	$27,312	$32,166	$15,952	$16,547	$36,549	$475	$—	$129,137
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,238	—	—	2,238
Doubtful	—	—	—	—	—	—	—	—	—
Total	$136	$27,312	$32,166	$15,952	$16,547	$38,787	$475	$—	$131,375
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$14,134	$27,684	$34,295	$34,420	$41,615	$70,250	$5,108	$—	$227,506
Special Mention	—	—	—	—	—	6,435	—	—	6,435
Substandard	—	—	—	539	199	7,640	—	—	8,378
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,134	$27,684	$34,295	$34,959	$41,814	$84,325	$5,108	$—	$242,319
Current period gross charge-offs	$—	$—	$—	$—	$—	$2,762	$—	$—	$2,762
Total by risk rating
Pass	$43,023	$100,767	$136,423	$91,331	$105,774	$213,726	$64,537	$10	$755,591
Special Mention	—	—	—	302	—	6,983	1,332	—	8,617
Substandard	—	—	1,413	793	5,636	10,926	1,127	25	19,920
Doubtful	—	—	—	—	—	398	—	—	398
Total	$43,023	$100,767	$137,836	$92,426	$111,410	$232,033	$66,996	$35	$784,526
Current period gross charge-offs	$—	$—	$—	$200	$—	$2,762	$—	$—	$2,962

	At December 31, 2024
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2024	2023	2022	2021	2020	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$10,294	$17,016	$6,648	$10,675	$10,476	$26,393	$324	$856	$82,682
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,680	—	591	—	—	4,271
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,294	$17,016	$6,648	$14,355	$10,476	$26,984	$324	$856	$86,953
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$16,714	$19,357	$20,977	$7,397	$4,568	$19,280	$54,455	$—	$142,748
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	480	409	1,753	—	689	1,172	—	4,503
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,714	$19,837	$21,386	$9,150	$4,568	$19,969	$55,627	$—	$147,251
Current period gross charge-offs	$—	$—	$427	$—	$—	$—	$—	$—	$427
Commercial real estate (non-owner occupied) - retail
Pass	$29,349	$38,912	$20,935	$31,934	$21,322	$38,047	$32	$942	$181,473
Special Mention	—	—	305	—	—	—	—	—	305
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,349	$38,912	$21,240	$31,934	$21,322	$38,047	$32	$942	$181,778
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$25,984	$28,807	$16,423	$16,816	$11,513	$30,066	$475	$—	$130,084
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	915	1,365	—	—	2,280
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,984	$28,807	$16,423	$16,816	$12,428	$31,431	$475	$—	$132,364
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$27,801	$32,514	$35,365	$40,876	$16,226	$61,619	$4,537	$194	$219,132
Special Mention	—	—	—	—	—	3,488	—	—	3,488
Substandard	—	—	569	199	—	10,494	—	—	11,262
Doubtful	—	—	—	—	—	—	—	—	—
Total	$27,801	$32,514	$35,934	$41,075	$16,226	$75,601	$4,537	$194	$233,882
Current period gross charge-offs	$—	$—	$—	$—	$—	$1,571	$—	$—	$1,571
Total by risk rating
Pass	$110,142	$136,606	$100,348	$107,698	$64,105	$175,405	$59,823	$1,992	$756,119
Special Mention	—	—	305	—	—	3,488	—	—	3,793
Substandard	—	480	978	5,632	915	13,139	1,172	—	22,316
Doubtful	—	—	—	—	—	—	—	—	—
Total	$110,142	$137,086	$101,631	$113,330	$65,020	$192,032	$60,995	$1,992	$782,228
Current period gross charge-offs	$—	$—	$427	$—	$—	$1,571	$—	$—	$1,998

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

	At June 30, 2025
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2025	2024	2023	2022	2021	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$852	$13,844	$15,451	$10,258	$55,573	$78,916	$—	$—	$174,894
Non-performing	—	—	—	—	—	136	—	—	136
Total	$852	$13,844	$15,451	$10,258	$55,573	$79,052	$—	$—	$175,030
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$6,114	$9,885	$9,227	$14,803	$6,850	$6,358	$55,520	$31	$108,788
Non-performing	—	7	78	—	—	374	257	—	716
Total	$6,114	$9,892	$9,305	$14,803	$6,850	$6,732	$55,777	$31	$109,504
Current period gross charge-offs	$1	$28	$29	$4	$—	$57	$—	$—	$119
Total by payment performance
Performing	$6,966	$23,729	$24,678	$25,061	$62,423	$85,274	$55,520	$31	$283,682
Non-performing	—	7	78	—	—	510	257	—	852
Total	$6,966	$23,736	$24,756	$25,061	$62,423	$85,784	$55,777	$31	$284,534
Current period gross charge-offs	$1	$28	$29	$4	$—	$57	$—	$—	$119

	At December 31, 2024
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2024	2023	2022	2021	2020	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$12,877	$15,602	$10,400	$57,540	$41,868	$38,418	$—	$—	$176,705
Non-performing	—	—	—	—	—	405	—	—	405
Total	$12,877	$15,602	$10,400	$57,540	$41,868	$38,823	$—	$—	$177,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$11,476	$10,988	$16,397	$7,605	$2,475	$4,299	$53,876	$664	$107,780
Non-performing	—	110	46	—	59	344	272	—	831
Total	$11,476	$11,098	$16,443	$7,605	$2,534	$4,643	$54,148	$664	$108,611
Current period gross charge-offs	$5	$6	$21	$19	$13	$143	$—	$—	$207
Total by payment performance
Performing	$24,353	$26,590	$26,797	$65,145	$44,343	$42,717	$53,876	$664	$284,485
Non-performing	—	110	46	—	59	749	272	—	1,236
Total	$24,353	$26,700	$26,843	$65,145	$44,402	$43,466	$54,148	$664	$285,721
Current period gross charge-offs	$5	$6	$21	$19	$13	$143	$—	$—	$207

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At June 30, 2025

		30 – 59	60 – 89	90 or More
		Days	Days	Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans

	(In Thousands)
Commercial real estate (owner occupied)	$85,252	$—	$—	$—	$—	$3,823	$89,075
Commercial and industrial	139,031	312	—	1,020	1,332	2,607	142,970
Commercial real estate (non-owner occupied) - retail	177,681	171	—	—	171	935	178,787
Commercial real estate (non-owner occupied) - multi-family	131,375	—	—	—	—	—	131,375
Other commercial real estate (non-owner occupied)	236,069	326	—	—	326	5,924	242,319
Residential mortgages	174,545	—	349	—	349	136	175,030
Consumer	108,438	318	32	—	350	716	109,504
Total	$1,052,391	$1,127	$381	$1,020	$2,528	$14,141	$1,069,060

	At December 31, 2024

		30 – 59	60 – 89	90 or More
		Days	Days	Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans

	(In Thousands)
Commercial real estate (owner occupied)	$86,368	$433	$—	$—	$433	$152	$86,953
Commercial and industrial	144,627	1,852	—	97	1,949	675	147,251
Commercial real estate (non-owner occupied) - retail	181,778	—	—	—	—	—	181,778
Commercial real estate (non-owner occupied) - multi-family	132,364	—	—	—	—	—	132,364
Other commercial real estate (non-owner occupied)	224,914	195	—	—	195	8,773	233,882
Residential mortgages	175,817	852	36	26	914	379	177,110
Consumer	106,796	948	36	—	984	831	108,611
Total	$1,052,664	$4,280	$72	$123	$4,475	$10,810	$1,067,949

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

The following tables summarize the amortized cost basis of loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024 (in thousands).

There were no loans modified to borrowers experiencing financial difficulty during the three months ended June 30, 2025.

	Six months ended June 30, 2025
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Residential mortgages	$192	0.11%
Total	$192

As of June 30, 2025, the modified loan described in the table above was current as to payments.

	Three and six months ended June 30, 2024
	Combination - Term Extension and Payment Delay
	Amortized Cost Basis	% of Total Class of Loans
Commercial and industrial	$171	0.11%
Total	$171

At June 30, 2025 and 2024, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024. There were no loans modified to borrowers experiencing financial difficulty during the three months ended June 30, 2025.

Six months ended June 30, 2025
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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company had no loans which were modified to borrowers experiencing financial difficulty which subsequently defaulted during the three or six months ended June 30, 2025. An other commercial real estate (non-owner occupied) loan modified during the second quarter of 2023 was in non-accrual status and significantly past due as of June 30, 2024. The loan is secured by a mixed use (retail/office) property located within the City of Pittsburgh, but not in the downtown central business district. The loan was considered in default and the Company initiated formal foreclosure procedures on the property during the second quarter of 2024.

9.  Short-Term Borrowings and Advances from Federal Home Loan Bank

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At June 30, 2025
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$2,688	4.71%
FHLB Advances	2025	4,808	4.53
	2026	17,270	4.27
	2027	15,100	4.23
	2028	11,745	4.46
Total FHLB advances		48,923	4.33
Total short-term and FHLB borrowings		$51,611	4.35%

	At December 31, 2024
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$14,642	4.71%
FHLB Advances	2025	11,943	4.76
	2026	17,270	4.27
	2027	15,100	4.23
	2028	11,745	4.46
Total FHLB advances		56,058	4.40
Total short-term and FHLB borrowings		$70,700	4.47%

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

10.  Accumulated Other Comprehensive Loss

The following tables present the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30, 2025				Three months ended June 30, 2024
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(11,208)	$(160)	$(1,616)	$(12,984)	$(13,971)	$278	$(6,025)	$(19,718)
Other comprehensive income (loss) before reclassifications	901	57	—	958	(119)	228	1,880	1,989
Amounts reclassified from accumulated other comprehensive loss	—	(19)	—	(19)	—	(157)	297	140
Net current period other comprehensive income (loss)	901	38	—	939	(119)	71	2,177	2,129
Ending balance	$(10,307)	$(122)	$(1,616)	$(12,045)	$(14,090)	$349	$(3,848)	$(17,589)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

	Six months ended June 30, 2025				Six months ended June 30, 2024
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(13,332)	$(135)	$(1,616)	$(15,083)	$(13,730)	$(352)	$(5,894)	$(19,976)
Other comprehensive income (loss) before reclassifications	3,025	48	—	3,073	(360)	1,016	1,749	2,405
Amounts reclassified from accumulated other comprehensive loss	—	(35)	—	(35)	—	(315)	297	(18)
Net current period other comprehensive income (loss)	3,025	13	—	3,038	(360)	701	2,046	2,387
Ending balance	$(10,307)	$(122)	$(1,616)	$(12,045)	$(14,090)	$349	$(3,848)	$(17,589)

(1) Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following tables present the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	June 30, 2025	June 30, 2024	statement of operations
Interest rate hedge
	$(24)	$(199)	Interest expense - Deposits
	5	42	Provision (credit) for income taxes
	$(19)	$(157)
Amortization of estimated defined benefit pension plan loss(2)
	$—	$376	Other expense
	—	(79)	Provision (credit) for income taxes
	$—	$297
Total reclassifications for the period	$(19)	$140

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the six	For the six
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	June 30, 2025	June 30, 2024	statement of operations
Interest rate hedge
	$(44)	$(399)	Interest expense - Deposits
	9	84	Provision (credit) for income taxes
	$(35)	$(315)
Amortization of estimated defined benefit pension plan loss(2)
	$—	$376	Other expense
	—	(79)	Provision (credit) for income taxes
	$—	$297
Total reclassifications for the period	$(35)	$(18)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2025, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At June 30, 2025
						To Be Well
					Minimum	Capitalized
					Required	Under
					For	Prompt
					Capital	Corrective
					Adequacy	Action
	Company		Bank		Purposes	Regulations*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio

	(In Thousands, Except Ratios)
Total Capital (To Risk Weighted Assets)	$150,427	12.50%	$146,005	12.14%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	109,289	9.08	131,614	10.94	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	109,289	9.08	131,614	10.94	6.00	8.00
Tier 1 Capital (To Average Assets)	109,289	7.55	131,614	9.12	4.00	5.00

	At December 31, 2024
						To Be Well
					Minimum	Capitalized
					Required	Under
					For	Prompt
					Capital	Corrective
					Adequacy	Action
	Company		Bank		Purposes	Regulations*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio

	(In Thousands, Except Ratios)
Total Capital (To Risk Weighted Assets)	$150,147	12.70%	$143,619	12.16%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	108,643	9.19	128,854	10.91	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	108,643	9.19	128,854	10.91	6.00	8.00
Tier 1 Capital (To Average Assets)	108,643	7.68	128,854	9.15	4.00	5.00

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

The following table summarizes the interest rate swap transactions that impacted the Company’s first six months of 2025 and 2024 performance (in thousands, except percentages).

	At June 30, 2025
					Increase
		Aggregate	Weighted		(Decrease)
		Notional	Average Rate	Repricing	In Interest
	Hedge Type	Amount	Received/(Paid)	Frequency	Income
Swap assets	N/A	$64,509	6.66%	Monthly	$644
Swap liabilities	N/A	(64,509)	(6.66)	Monthly	(644)
Net exposure		$—	—%		$—

	At June 30, 2024
					Increase
		Aggregate	Weighted		(Decrease)
		Notional	Average Rate	Repricing	In Interest
	Hedge Type	Amount	Received/(Paid)	Frequency	Income
Swap assets	N/A	$67,778	7.69%	Monthly	$1,069
Swap liabilities	N/A	(67,778)	(7.69)	Monthly	(1,069)
Net exposure		$—	—%		$—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPAs can be found in Note 16. The notional amount of the risk participation agreements outstanding at June 30, 2025 and December 31, 2024 was $4.9 million.

Interest Rate Hedges

The Company has entered into interest rate swaps with a total notional value of $70 million as of June 30, 2025 and 2024 in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. The hedge transactions allow the Company to add stability to interest expense and manage its exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in accumulated other comprehensive loss (within Shareholders’ Equity), net of tax, with a corresponding offset within other assets or other liabilities. Disclosures related to the fair value of the interest rate hedges can be found in Note 16. Amounts recorded in accumulated other comprehensive loss for the effective portion of changes in the fair value are subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended June 30, 2025 and 2024.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the three months ended June 30, 2025 and 2024, the Company had $24,000 and $199,000 of gains, respectively, which resulted in a decrease in interest expense. During the six months ended June 30, 2025 and 2024, the Company had $44,000 and $399,000 of gains, respectively, which resulted in a decrease in interest expense. In the twelve months that follow June 30, 2025, the Company estimates that approximately $120,000 will be reclassified as a decrease to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates. As of June 30, 2025, the maximum remaining length of time over which forecasted transactions are hedged is approximately one and a half years with all hedge transactions terminating by December 2026.

The following table summarizes the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three months ended June 30, 2025
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$48	Interest expense - Deposits	$(24)
Total	$48		$(24)

	Three months ended June 30, 2024
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$90	Interest expense - Deposits	$(199)
Total	$90		$(199)

	Six months ended June 30, 2025
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$17	Interest expense - Deposits	$(44)
Total	$17		$(44)

	Six months ended June 30, 2024
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income on Derivative	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$887	Interest expense - Deposits	$(399)
Total	$887		$(399)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps and interest rate caps/floors. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at June 30, 2025 and 2024.

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

14.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $253.3 million and $233.2 million along with standby letters of credit of $7.9 million and $8.7 million as of June 30, 2025 and December 31, 2024, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision (recovery) for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded a provision for credit losses recovery on unfunded commitments for the three months ended June 30, 2025 and 2024 of $11,000 and $3,000, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded a provision for credit losses recovery of $720,000 and $1,000, respectively. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $246,000 at June 30, 2025 compared to $966,000 at December 31, 2024.

Additionally, the Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities and corporate bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 4% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension cost for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$187	$167	$374	$417
Interest cost	366	375	732	804
Expected return on plan assets	(1,040)	(1,036)	(2,080)	(2,068)
Settlement charge	—	376	—	376
Net periodic pension benefit	$(487)	$(118)	$(974)	$(471)

The service cost component of net periodic benefit cost is included in salaries and employee benefits and all other components of net periodic benefit cost are included in other expense on the Consolidated Statements of Operations.

The Company did not recognize a settlement charge in connection with its defined benefit pension plan in the second quarter and first six months of 2025 while a settlement charge of $376,000 was recognized in the same periods of 2024. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year. It is important to note that since the retired employees elected to take lump sum payments, these individuals are no longer included in the pension plan. Therefore, the Company’s basic annual pension expense is expected to be lower in the future. This was evident in 2024 and so far in 2025 as the Company has recognized a net periodic pension benefit in both years.

The accrued pension obligation, which had a positive (debit) balance of $32.4 million and $31.4 million, was reclassified to other assets on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. The balance of the accrued pension obligation continues to be a positive value as a result of Company contributions to the plan and the revaluation of the obligation.

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

At June 30, 2025 and December 31, 2024, the carrying value of these equity securities was $600,000 which is included in other assets on the Consolidated Balance Sheets. There were no adjustments to the carrying value of equity securities without readily determinable fair values during the three and six months ended June 30, 2025 and 2024.

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

Securities classified as available for sale and trading are reported at fair value based on measurements obtained from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. It should be noted that available for sale securities are reported at fair value, net of any related allowance for credit losses.

The fair values of the simultaneous interest rate swaps, the interest rate hedges used for interest rate risk management, and the risk participation agreements associated with certain commercial real estate loans are based on an external derivative valuation model using data inputs from similar transactions as of the valuation date and classified Level 2.

The following tables present the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at June 30, 2025
	Total	Level 1	Level 2	Level 3
Equity securities (1)	$179	$179	$—	$—
Available for sale securities:
U.S. Agency	4,772	—	4,772	—
U.S. Agency mortgage-backed securities	103,530	—	103,530	—
Municipal	11,016	—	11,016	—
Corporate bonds	50,447	—	50,447	—
Trading securities:
U.S. Treasury	997	—	997	—
Municipal	3,208	—	3,208	—
Interest rate swap asset (1)	2,867	—	2,867	—
Interest rate swap liability (2)	(2,902)	—	(2,902)	—
Interest rate hedge (2)	(154)	—	(154)	—
Risk participation agreement (2)	(330)	—	(330)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Equity securities (1)	$350	$350	$—	$—
Available for sale securities:
U.S. Agency	4,666	—	4,666	—
U.S. Agency mortgage-backed securities	91,534	—	91,534	—
Municipal	8,363	—	8,363	—
Corporate bonds	51,057	363	50,021	673
Interest rate swap asset (1)	4,657	—	4,657	—
Interest rate swap liability (2)	(4,691)	—	(4,691)	—
Interest rate hedge (2)	(169)	—	(169)	—
Risk participation agreement (2)	(207)	—	(207)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At June 30, 2025 and December 31, 2024, the Company had no individually evaluated loans using the collateral method which were carried at fair value.

Other real estate owned is measured at fair value based on appraisals or Company prepared property evaluations, less estimated costs to sell at the date of foreclosure. The Bank’s internal Collections and Assigned Risk Department estimates the fair value of repossessed assets, such as vehicles and equipment, using a formula driven analysis based on automobile or other industry data, less estimated costs to sell at the time of repossession. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less costs to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO and repossessed assets.

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
June 30, 2025	Total	Level 1	Level 2	Level 3
Other real estate owned and repossessed assets	$258	$—	$—	$258

	Fair Value Measurements
December 31, 2024	Total	Level 1	Level 2	Level 3
Other real estate owned and repossessed assets	$1,724	$—	$—	$1,724

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
June 30, 2025	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$258	Appraisal of collateral (1)	Appraisal adjustments (2)	15% to 63% (45%)
			Liquidation expenses	0% to 30% (11%)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2024	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$1,724	Appraisal of collateral (1)	Appraisal adjustments (2)	18% to 63% (24%)
			Liquidation expenses	0% to 33% (4%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

Fair Value of Financial Instruments

For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. Many of the Company’s financial instruments, however, lack an available trading market characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimates and present value calculations were used by the Company for the purpose of this disclosure.

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

The estimated fair values based on US GAAP measurements and recorded carrying values at June 30, 2025 and December 31, 2024 for the remaining financial instruments not required to be reported at fair value were as follows:

	June 30, 2025
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$67,555	$63,280	$—	$62,325	$955
Loans held for sale	160	163	163	—	—
Loans, net of allowance for credit losses and unearned income	1,055,000	1,042,003	—	—	1,042,003
FINANCIAL LIABILITIES:
Deposits with stated maturities	376,149	375,741	—	—	375,741
All other borrowings (1)	75,670	75,637	—	—	75,637
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

	December 31, 2024
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$63,837	$58,471	$—	$57,535	$936
Loans held for sale	460	470	470	—	—
Loans, net of allowance for credit losses and unearned income	1,054,037	990,745	—	—	990,745
FINANCIAL LIABILITIES:
Deposits with stated maturities	336,312	336,167	—	—	336,167
All other borrowings (1)	82,784	81,476	—	—	81,476
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

THREE MONTHS ENDED JUNE 30, 2025 VS. THREE MONTHS ENDED JUNE 30, 2024

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	June 30, 2025	June 30, 2024
Net loss	$(282)	$(375)
Diluted earnings per share	(0.02)	(0.02)
Return on average assets (annualized)	(0.08)%	(0.11)%
Return on average equity (annualized)	(1.02)%	(1.47)%

The Company reported a second quarter 2025 net loss of $282,000, or $0.02 per diluted common share. This performance represented a $93,000 improvement from the second quarter of 2024 when the net loss totaled $375,000, or $0.02 per diluted common share. The resolution of our largest problem loan in the second quarter of 2025 resulted in an increased provision for credit losses which caused the modest loss reported for the quarter. Nevertheless, the Company again achieved positive operating leverage in the second quarter of 2025 as total revenue increased while non-interest expenses declined. The increase in total revenue was caused by meaningful improvement in net interest income as the second quarter net interest margin increased by 36-basis points from the prior year’s second quarter leading to a $1.5 million increase in net interest income.

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

The following table compares the Company’s net interest income performance for the second quarter of 2025 to the second quarter of 2024 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	June 30, 2025	June 30, 2024	Change	% Change
Interest income	$17,689	$16,510	$1,179	7.1%
Interest expense	7,295	7,635	(340)	(4.5)
Net interest income	$10,394	$8,875	$1,519	17.1
Net interest margin	3.10%	2.74%	0.36%	13.1

The Company's net interest income in the second quarter of 2025 increased by $1.5 million, or 17.1%, from the prior year's second quarter while the net interest margin of 3.10% for the second quarter of 2025 represented a 36-basis point improvement from the second quarter of 2024. The increase reflects controlled balance sheet growth, as both total loans and total deposits were at higher levels due to the Company’s effective business development strategies. This, combined with effective pricing strategies, resulted in both the total earning asset yield and cost of interest-bearing funds improving between years. The Federal Reserve’s action to lower short-term interest rates during the latter portion of 2024 favorably impacted total interest-bearing deposits and borrowings costs. In addition, while the U.S. Treasury yield curve remained modestly inverted on the short end, the mid to long end of the curve demonstrated higher yields and a steeper upward slope which favorably impacted earning asset yields. Management believes that the Company’s balance sheet is well positioned for further quarterly net interest income growth and net interest margin improvement.

Total average loans in the second quarter of 2025 were higher than the 2024 second quarter average by $39.5 million, or 3.8%, due to consistent new loan funding opportunities throughout 2024. During the second quarter of 2025, new loan originations exceeded payoff activity and resulted in total loan volumes, on an end of period basis, increasing since March 31, 2025. Overall, total loans continue to be well above the $1.0 billion threshold, averaging $1.069 billion for the second quarter of 2025. Total loan interest income improved in the second quarter of 2025 compared to last year’s second quarter due to the increased level of average total loans outstanding, and a portion of commercial real estate (CRE) loans, that were booked at the onset of the COVID pandemic when interest rates were low, have been repricing upward during 2025. These favorable items resulted in total loan interest income improving by $929,000, or 6.6%, when the 2025 second quarter is compared to 2024.

Investment securities, including the available for sale, held to maturity, and trading portfolios, averaged $247.2 million for the second quarter of 2025, which was $9.3 million, or 3.9%, higher than the $237.8 million average for the second quarter of last year. The increase reflects the strengthening of the Company’s liquidity position during 2025 due to deposit growth. Therefore, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases more attractive. During the second quarter of 2025, the Company established an investment trading account which holds primarily U.S. Treasury and municipal (taxable and tax-exempt) securities. New investment security purchases were also necessary to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to public funds deposits. The increased level of average investment securities along with improved yields for new securities purchases caused interest income from investments to increase by $136,000, or 5.6%, for the second quarter of 2025 compared to the same period in 2024. Overall, the average balance of total interest earning assets increased from last year’s second quarter average by $55.9 million, or 4.4%, while total interest income increased by $1.2 million or 7.1%, from the second quarter of 2024.

On the liability side of the balance sheet, total average deposits of $1.240 billion for the second quarter of 2025 were $77.3 million, or 6.6%, higher than the 2024 second quarter average. The increase reflects the Company’s successful business development efforts. Additionally, the Company’s core deposit base continued to demonstrate the strength and stability that it has for many years due to customer loyalty and confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source. The loan to deposit ratio averaged 86.2% in the second quarter of 2025, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility.

Total interest expense in the second quarter of 2025 favorably decreased by $340,000, or 4.5%, when compared to the second quarter of 2024. Deposit interest expense declined by $19,000, or 0.3%, despite total average interest-bearing deposits growing by $80.4 million, or 8.2%, compared to the second quarter of last year. The quarter-over-quarter decrease in deposit interest expense reflects the benefit of the Federal Reserve easing monetary policy during the final four months of 2024. This reduction in interest-bearing deposit costs contributed to the previously mentioned improvement in the net interest margin. Overall, total deposit cost (including the benefit of non-interest-bearing demand deposits which decreased slightly between years) averaged 2.07% in the second quarter of 2025, which is a 14-basis point improvement from the second quarter of 2024.

Total borrowings interest expense decreased by $359,000, or 28.8%, for the second quarter of 2025 when compared to the second quarter of 2024. The Company’s utilization of overnight borrowed funds in the second quarter of 2025 was significantly lower than the 2024 second quarter level by $24.7 million, or 87.3%, due to the higher level of total average deposits. The decrease in borrowings interest expense also reflects the Federal Reserve’s 2024 action to ease monetary policy by 100 basis points which had an immediate and favorable impact on the cost of overnight borrowed funds. Advances from the Federal Home Loan Bank averaged $50.9 million for the second quarter of 2025, which was $229,000, or 0.5%, higher than the $50.7 million average for the 2024 second quarter. Management’s strategy to increase term advances to lock in lower rates than overnight borrowings was due to the inversion in the short end of the yield curve and has favorably impacted net interest income.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three-month periods ended June 30, 2025 and 2024 setting forth (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and trading securities for the three months ended June 30, 2025 and 2024 was $14,000 and $6,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended June 30 (In thousands, except percentages)

	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,069,207	$14,940	5.55%	$1,029,662	$14,009	5.40%
Short-term investments and bank deposits	10,349	175	6.71	3,359	61	7.18
Investment securities – AFS	174,206	1,876	4.31	172,378	1,875	4.35
Investment securities – HTM	67,904	665	3.92	65,423	571	3.49
Total investment securities	242,110	2,541	3.96	237,801	2,446	3.81
Trading securities	5,040	47	3.84	—	—	—
Total interest earning assets/interest income	1,326,706	17,703	5.30	1,270,822	16,516	5.14
Non-interest earning assets:
Cash and due from banks	15,431			14,460
Premises and equipment	17,648			18,733
Other assets	102,963			101,012
Allowance for credit losses	(15,007)			(14,924)
TOTAL ASSETS	$1,447,741			$1,390,103
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$255,249	$1,152	1.81%	$222,639	$1,041	1.88%
Savings	123,078	30	0.10	120,126	29	0.10
Money markets	312,858	1,840	2.36	313,056	2,232	2.87
Time deposits	371,801	3,386	3.65	326,765	3,087	3.80
Total interest bearing deposits	1,062,986	6,408	2.42	982,586	6,389	2.62
Short-term borrowings	3,604	43	4.79	28,325	407	5.69
Advances from Federal Home Loan Bank	50,899	555	4.37	50,670	548	4.35
Subordinated debt	27,000	264	3.90	27,000	263	3.90
Lease liabilities	4,137	25	2.45	4,466	28	2.43
Total interest bearing liabilities/interest expense	1,148,626	7,295	2.54	1,093,047	7,635	2.81
Non-interest bearing liabilities:
Demand deposits	177,337			180,468
Other liabilities	10,839			13,911
Shareholders’ equity	110,939			102,677
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,447,741			$1,390,103
Interest rate spread			2.76			2.33
Net interest income/ Net interest margin (non-GAAP)		10,408	3.10%		8,881	2.74%
Tax-equivalent adjustment		(14)			(6)
Net Interest Income (GAAP)		$10,394			$8,875

…..PROVISION FOR CREDIT LOSSES…..The Company recorded a $3.1 million provision for credit losses in the second quarter of 2025 after recording provision expense of $434,000 in the second quarter of 2024, resulting in an increase in expense of $2.7 million. The provision for credit losses in the second quarter of 2025 primarily reflects the resolution of the Company’s largest problem asset, a loan secured by a mixed use commercial real estate retail/office property in the Pittsburgh market. The provision covers an additional $2.8 million charge-down that was necessary to write this loan down to a court approved sales price at a hearing that was held in late June 2025. The second quarter 2025 provision for credit losses also reflects an increase in historical loss rates, due to this large charge-down, used to calculate the allowance for loan credit losses.

…..NON-INTEREST INCOME…..Non-interest income for the second quarter of 2025 totaled $4.1 million and decreased by $276,000, or 6.3%, from the second quarter of 2024 performance. Factors contributing to the lower level of non-interest income for the quarter included:

●	wealth management fees decreased by $277,000, or 9.1%, due to the volatility and uncertainty that existed in the financial markets due to government fiscal policy. Additionally, the Financial Services division benefitted from a strong performance during 2024 that resulted from new business growth.

…..NON-INTEREST EXPENSE…..Non-interest expense for the second quarter of 2025 totaled $11.7 million and decreased by $1.6 million, or 11.9%, from the prior year’s second quarter. Factors contributing to the lower level of non-interest expense for the quarter included:

●	a $1.2 million, or 56.9%, decrease in professional fees as 2024 legal and professional services costs were unfavorably impacted by litigation and responses to the actions of an activist investor. This matter was resolved in June 2024 as a result of a Settlement Agreement; and
●	a $450,000, or 40.9%, decrease in other expense driven primarily by the Company having to recognize a $376,000 pension settlement charge in the second quarter of 2024 while no such charge was required in 2025.

…..INCOME TAX EXPENSE…..The Company recorded a credit for income taxes of $70,000 in the second quarter of 2025. This compares to a credit for income taxes of $109,000 for the second quarter of 2024.

SIX MONTHS ENDED JUNE 30, 2025 VS. SIX MONTHS ENDED JUNE 30, 2024

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Net income	$1,626	$1,529
Diluted earnings per share	0.10	0.09
Return on average assets	0.23%	0.22%
Return on average equity	2.99	3.00

For the six-month period ended June 30, 2025, the Company reported net income of $1,626,000, or $0.10 per diluted common share. This represented an 11.1% increase in earnings per share from the six-month period of 2024 when net income totaled $1,529,000, or $0.09 per diluted common share. The Company achieved positive operating leverage in both quarters of 2025 as total revenue increased while non-interest expenses declined. The increase in total revenue was caused by meaningful improvement in net interest income as the net interest margin increased by 34-basis points for the first six months of 2025. Additionally, our non-interest expense has favorably declined in both quarters of 2025 as management works to carefully control operating costs.

Unfavorably impacting earnings was the Company recognizing a significantly higher provision for credit losses for the first six months of 2025 when compared to the same time period of 2024. Also, non-interest income was lower than what was recognized last year. Overall, the improvement in the Company’s performance including increased net interest income and lower total non-interest expense more than offset the higher provision for credit losses and lower level of non-interest income resulting in earnings through six months of 2025 exceeding earnings through the first six months of 2024 by $97,000, or 6.3%.

…..NET INTEREST INCOME AND MARGIN…..The following table compares the Company’s net interest income performance for the first six months of 2025 to the first six months of 2024 (in thousands, except percentages):

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	Change	% Change
Interest income	$34,711	$32,734	$1,977	6.0%
Interest expense	14,386	15,112	(726)	(4.8)
Net interest income	$20,325	$17,622	$2,703	15.3
Net interest margin	3.06%	2.72%	0.34%	12.5

The Company's net interest income for the first six months of 2025 increased by $2.7 million, or 15.3%, when compared to the first six months of 2024. The Company’s net interest margin of 3.06% for the six months of 2025 represents a 34-basis point increase. As previously discussed for the quarterly comparison, the increase reflects controlled balance sheet growth, as both total loans and total deposits are at higher levels due to management’s effective business development strategies. This, combined with effective pricing strategies, resulted in both the total earning asset yield and cost of interest-bearing funds improving between years. The Federal Reserve’s action to lower short-term interest rates during the latter portion of 2024 favorably impacted total interest-bearing deposits and borrowings costs. Also, while the U.S. Treasury yield curve remains modestly inverted on the short end, yields in the mid to long end of the curve are higher and demonstrated a steeper upward slope which favorably impacted earning asset yields. Management believes the net interest margin will continue to improve through the second half of 2025.

Total average loans in the first six months of 2025 grew from the 2024 six-month average by $37.2 million, or 3.6%, due to consistent new loan funding opportunities throughout 2024. So far in 2025, loan originations modestly exceed payoff activity and resulted in an $811,000, or 0.1%, increase in total loans since December 31, 2024. Total loan interest income improved in the first half of 2025 compared to the first half of 2024 due to the increased level of average total loans outstanding, and a portion of commercial real estate (CRE) loans, that were booked at the onset of the COVID pandemic when interest rates were low, have been repricing upward during the first six months of 2025. These favorable items resulted in total loan interest income improving by $1.7 million, or 6.0%, when the first half of 2025 is compared to first half of 2024.

Total investment securities averaged $236.8 million for the first half of 2025, which was $1.5 million, or 0.6%, lower than the $238.3 million average for the first half of 2024. The decrease reflects management’s 2024 strategy to allocate more cash flow from the securities portfolio to higher yielding loans while the Company controlled the amount of high cost overnight borrowed funds. However, our liquidity position strengthened during the first six months of 2025 due to deposit growth. Therefore, as previously discussed for the quarterly comparison, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases more attractive. As a result, the securities portfolio grew by $17.9 million, or 8.1%, since December 31, 2024. The improved yields for new securities purchases caused interest income from investments to increase by $155,000, or 3.2%, for the first six months of 2025 compared to last year’s first six months. Overall, through six months, the average balance of total interest earning assets increased from last year’s average by $45.5 million, or 3.6%, while total interest income increased by $2.0 million, or 6.0%, from the first half of 2024.

On the liability side of the balance sheet, total average deposits through the first six months of 2025 were $67.8 million, or 5.8%, higher when compared to the first six months of 2024 due to the Company’s successful business development efforts. Additionally, as previously mentioned, the Company’s core deposit base continues to demonstrate the strength and stability that it has for many years demonstrating what we believe is customer loyalty and confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source.

Total interest expense favorably decreased by $726,000, or 4.8%, for the first half of 2025 when compared to the same time period of 2024. Deposit interest expense declined by $56,000, or 0.4%, through the first six months of 2025 despite total average interest-bearing deposits growing by $68.7 million, or 7.0%, compared to the first six months of last year. The year to date decrease in deposit interest expense reflects total interest-bearing deposit cost demonstrating a declining trend that coincided with the Federal Reserve easing monetary policy during the final four months of 2024. Overall, total deposit cost (including the benefit of non-interest-bearing demand deposits which remained relatively stable between years) averaged 2.06% in the first half of 2025, which is a 12-basis point improvement from the first half of 2024.

Total borrowings interest expense declined by $670,000, or 26.5%, for the first six months of 2025 when compared to the same time period of 2024. The Company’s utilization of overnight borrowed funds in the first half of 2025 was significantly lower than the first half of 2024 by $26.0 million, or 83.8%, due to the higher level of total average deposits. The decrease in borrowings interest expense also reflects the Federal Reserve’s 2024 action to ease monetary policy by 100 basis points which had an immediate and favorable impact on the cost of overnight borrowed funds. Advances from the Federal Home Loan Bank averaged $52.9 million for the first half of 2025, which is $3.6 million, or 7.3%, higher than the $49.3 million average for the first half of 2024. Management’s strategy to increase term advances to lock in lower rates than overnight borrowings was due to the inversion in the short end of the yield curve and has favorably impacted net interest income.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the six-month periods ended June 30, 2025 and 2024. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 42. The tax equivalent adjustments to interest income on loans and trading securities for the six months ended June 30, 2025 and 2024 was $21,000 and $12,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Six months ended June 30 (In thousands, except percentages)

	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,066,931	$29,455	5.50%	$1,029,752	$27,791	5.36%
Short-term investments and bank deposits	11,085	289	5.19	3,786	128	6.71
Investment securities – AFS	170,745	3,686	4.32	173,094	3,700	4.28
Investment securities – HTM	66,059	1,255	3.80	65,206	1,127	3.46
Total investment securities	236,804	4,941	3.93	238,300	4,827	3.76
Trading securities	2,534	47	3.82	—	—	—
Total interest earning assets/interest income	1,317,354	34,732	5.25	1,271,838	32,746	5.09
Non-interest earning assets:
Cash and due from banks	15,599			14,516
Premises and equipment	17,822			18,492
Other assets	103,643			99,988
Allowance for credit losses	(14,745)			(15,518)
TOTAL ASSETS	$1,439,673			$1,389,316
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$253,887	$2,286	1.82%	$222,827	$2,084	1.88%
Savings	122,106	59	0.10	120,337	58	0.10
Money markets	319,820	3,746	2.36	311,350	4,380	2.82
Time deposits	354,249	6,441	3.67	326,824	6,066	3.72
Total interest bearing deposits	1,050,062	12,532	2.41	981,338	12,588	2.58
Short-term borrowings	5,005	119	4.79	30,985	891	5.69
Advances from Federal Home Loan Bank	52,891	1,157	4.41	49,298	1,052	4.28
Subordinated debt	27,000	527	3.90	27,000	526	3.90
Lease liabilities	4,172	51	2.45	4,335	55	2.52
Total interest bearing liabilities/interest expense	1,139,130	14,386	2.54	1,092,956	15,112	2.78
Non-interest bearing liabilities:
Demand deposits	179,053			179,999
Other liabilities	11,661			14,024
Shareholders’ equity	109,829			102,337
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,439,673			$1,389,316
Interest rate spread			2.71			2.31
Net interest income/ Net interest margin (non-GAAP)		20,346	3.06%		17,634	2.72%
Tax-equivalent adjustment		(21)			(12)
Net Interest Income (GAAP)		$20,325			$17,622

…..PROVISION FOR CREDIT LOSSES…..For the first six months of 2025, the Company recognized a $3.0 million provision for credit losses after recognizing a provision recovery of $123,000 in the first six months of 2024, resulting in a net unfavorable change of $3.2 million. The provision for credit losses in 2025 primarily reflects the resolution of the Company’s largest problem asset, a loan secured by a mixed use commercial real estate retail/office property in the Pittsburgh market. The provision covers an additional $2.8 million charge-down that was necessary to write this loan down to a court approved sales price. The 2025 provision for credit losses also reflects an increase in historical loss rates, due to this large charge-down, used to calculate the allowance for loan credit losses. In addition, the

Company recognized $636,000 of provision expense for the investment securities portfolio related to establishing a full reserve for an available for sale corporate security due to further credit deterioration after a partial reserve for this particular security was established last year. Partially offsetting these provision expenses was the recognition of a $720,000 provision recovery on unfunded commitments based primarily upon the results of an independent third-party validation recommendation to adjust the utilization rates used to calculate the provision.

…..NON-INTEREST INCOME…..Non-interest income for the first six months of 2025 totaled $8.2 million and declined by $1.1 million, or 11.8%, from the first six months of 2024 performance. Factors contributing to the lower level of non-interest income for the six-month period included:

●	wealth management fees decreased by $679,000, or 10.7%, due to the volatility and uncertainty that existed in the financial markets due to government fiscal policy, particularly earlier in 2025. While equity markets rebounded during the second quarter of 2025, the first quarter 2025 decline in major market indexes unfavorably impacted equity securities resulting in management fees declining. Additionally, the Financial Services division benefitted from several large new business relationships in 2024. Overall, the fair market value of wealth management assets totaled $2.6 billion at June 30, 2025 and increased by $24.7 million, or 1.0%, since December 31, 2024;
●	a $285,000, or 16.9%, decrease in other income due to the Company recognizing a $250,000 signing bonus from the renewal of a contract with Visa during the first quarter of 2024 while there was no such bonus in 2025;
●	a $69,000, or 12.0%, decrease in bank owned life insurance revenue resulting from the Company receiving a larger death claim in 2024; and
●	a $60,000, or 41.1%, decrease in mortgage banking revenue due to a lower level of residential mortgage loan production in 2025.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first six months of 2025 totaled $23.5 million and decreased by $1.7 million, or 6.7%, from the prior year’s first six months. Factors contributing to the lower level of non-interest expense for the six-month period included:

●	a $1.5 million, or 48.7%, decrease in professional fees as 2024 legal and professional services costs were unfavorably impacted by litigation and responses to the actions of an activist investor. This matter was resolved in June 2024 as a result of a Settlement Agreement;
●	a $504,000, or 28.6%, decrease in other expense driven primarily by the Company having to recognize a $376,000 pension settlement charge in 2024 while no such charge was required so far in 2025;
●	a $104,000, or 4.5%, increase in data processing and IT expense due to additional expenses related to monitoring the Company’s computing and network environment; and
●	a $74,000, or 0.5%, increase in salaries and employee benefits due to the net impact of certain items within this broad category. Health care costs were $332,000, or 22.2%, higher as the Company did not have to recognize any premium costs in January 2024 due to the effective negotiations with its health care provider last year. Total salaries cost increased by $177,000, or 1.8%, due to annual salary merit increases which were somewhat offset by a lower number of employees. Partially offsetting these higher costs within total salaries and employee benefits was a reduced level of incentive compensation by $393,000, or 45.1%, largely in the Wealth Management division.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $408,000, or an effective tax rate of 20.1%, in the first six months of 2025. This compares to an income tax expense of $374,000, or an effective tax rate of 19.7%, for the first six months of 2024. The higher level of income tax expense this year was due to the increased level of pre-tax income.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.4 billion at June 30, 2025, which increased by $26.4 million, or 1.9%, from the December 31, 2024 asset level. This change was related primarily to higher levels of cash and cash equivalents and investment securities which were partially offset by reduced other real estate owned (OREO) and repossessed assets. Investment securities, including held to maturity, available for sale and trading, increased by $22.1 million, or 10.1%, as the Company’s liquidity position strengthened during the first six months of 2025 allowing more funds to be available to invest in the securities portfolio. Further, during the second quarter of 2025, the Company established an investment trading account which holds primarily U.S. Treasury and municipal (taxable and tax-exempt) securities. The increased liquidity also resulted in cash and cash equivalents increasing by $7.3 million, or 41.1%. OREO and repossessed assets decreased $1.5 million, or 85.0%, since year-end due primarily to the sale of a foreclosed office property during the first quarter of 2025.

Total deposits increased by $43.5 million, or 3.6%, in the first six months of 2025. Management believes this demonstrates customer confidence and the strength and loyalty of the Company’s core deposit base. As of June 30, 2025, the 25 largest depositors represented 27.2% of total deposits, which remained relative stable from December 31, 2024 when it was 27.6%. As of June 30, 2025 and December 31, 2024, the estimated amount of uninsured deposits was $468.7 million and $435.7 million, respectively. The estimate of uninsured deposits was done at the single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 60% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized by investment securities or FHLB letters of credit to protect these depositor funds. Total short-term and FHLB borrowings were reduced by $19.1 million, or 27.0%, since year-end 2024 as a result of the higher level of deposits. Specifically, short-term borrowings decreased by $12.0 million, or 81.6%, while FHLB term advances decreased $7.1 million, or 12.7%, in the first six months of 2025.

The Company’s total shareholders’ equity increased by $3.7 million, or 3.4%, during the first six months of 2025. The increase in capital was the result of the Company’s earnings performance during the first half of 2025 more than offsetting its common stock dividend payments to shareholders. In addition, the improved market value of the available for sale investment securities portfolio had a positive impact on accumulated other comprehensive loss.

The Bank continues to be considered well capitalized for regulatory purposes with a total capital ratio of 12.14% and a common equity tier 1 capital ratio of 10.94% at June 30, 2025. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of June 30, 2025, the Company’s book value per common share was $6.71 and its tangible book value per common share was $5.89(1). Book value per common share increased by $0.43, or 6.8%, and tangible book value per common share increased by $0.44, or 8.1%, since June 30, 2024, due to a favorable adjustment for both the unrealized loss on available for sale securities and the Company’s defined benefit pension plan. In addition, the Company’s equity to asset ratio was 7.66% and its tangible common equity to tangible assets ratio was 6.78%(1) at June 30, 2025. The tangible common equity ratio increased by 14-basis points when compared to December 31, 2024.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing loans, and classified loans (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2025	2024	2024
Total accruing loan delinquency	$2,528	$4,475	$6,814
Total non-accrual loans	14,141	10,810	9,976
Total non-performing loans(1)	15,161	10,933	11,014
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.24%	0.42%	0.66%
Non-accrual loans, as a percentage of total loans, net of unearned income	1.32	1.01	0.96
Non-performing loans, as a percentage of total loans, net of unearned income(1)	1.42	1.02	1.06
Non-performing loans as a percentage of total assets(1)	1.05	0.77	0.78
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.56	0.19	0.06
Annualized provision (recovery) for credit losses - loans	0.59	0.08	(0.02)
Total classified loans (loans rated substandard or doubtful)(2)	$21,170	$23,552	$22,489
(1)	Non-performing loans are comprised of loans that are on a non-accrual basis and loans that are contractually past due 90 days or more as to interest and principal payments.
(2)	Total classified loans include non-performing residential mortgage and consumer loans.

The decrease in accruing loan delinquency since year-end 2024 was attributable to a lower level of delinquency within all segments of the loan portfolio. Specifically, two commercial loans from one borrower relationship were transferred to non-accrual during the first half of 2025 which significantly contributed to the decrease in accruing loan delinquency. Non-performing loans increased from $10.9 million at December 31, 2024 to $15.2 million at June 30, 2025 due to the transfer of one CRE loan and three C&I loans from one borrower relationship and one additional CRE loan into non-accrual status which more than offset the charge-down of a CRE loan secured by a mixed use commercial real estate property. The aforementioned charge-down of a CRE loan contributed to a decrease in classified loans. Specifically, classified loans decreased $2.4 million, or 10.1%, from December 31, 2024 and totaled $21.2 million at June 30, 2025.

Non-performing loans represented 1.42% of total loans as of June 30, 2025. The Company recognized net loan charge-offs of $3.0 million, or 0.56% of total average loans, in the first six months of 2025 compared to net loan charge-offs of $332,000, or 0.06% of total average loans, in the first six months of 2024.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2025, the 25 largest credits represented 23.9% of total loans outstanding, which is relatively consistent with December 31, 2024 when it was 24.0%.

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

There is a particular regulatory emphasis on ensuring that a subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which for the Bank stood at 378% as of June 30, 2025. It should be noted that this ratio improved slightly from 379% at December 31, 2024 due to the growth of total regulatory capital in the first six months of 2025. Further, non-owner occupied commercial real estate loans represented 51.7% and 51.3% of total loans as of June 30, 2025 and December 31, 2024, respectively.

The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. The following table presents our non-owner occupied commercial real estate loan portfolio by property type.

	June 30, 2025
	Commercial	Commercial
	Real Estate	Real Estate	Other Commercial
	(Non-Owner Occupied) -	(Non-Owner Occupied) -	Real Estate
	Retail	Multi-Family	(Non-Owner Occupied)	Total

	(In thousands)
1-4 unit residential	$—	$—	$26,613	$26,613
Multi-family	—	113,279	—	113,279
Mixed use - apartments & retail/office	—	18,096	—	18,096
Retail strip plaza	59,719	—	—	59,719
Mall	3,428	—	—	3,428
Major shopping center with anchor tenants	29,637	—	—	29,637
Commercial office - urban	—	—	18,747	18,747
Commercial office - suburban	—	—	21,195	21,195
Hotel/motel	—	—	37,693	37,693
Retail/service shops	86,003	—	—	86,003
Personal care/hospital/medical office	—	—	22,972	22,972
Manufacturing/warehouse	—	—	100,387	100,387
Other	—	—	1,048	1,048
Land acquisition and development	—	—	13,664	13,664
Total	$178,787	$131,375	$242,319	$552,481

…..ALLOWANCE FOR CREDIT LOSSES…..The following table sets forth the allowance for credit losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2025	2024	2024
Allowance for credit losses - loans	$14,060	$13,912	$14,611
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.32%	1.30%	1.41%
total non-accrual loans	99.43	128.70	146.46
total non-performing loans	92.74	127.25	132.66
Allowance for credit losses - securities	$1,085	$449	$460
Allowance for credit losses - unfunded loan commitments	246	966	939

The allowance for loan credit losses increased since December 31, 2024 by $148,000, or 1.1%, to $14.1 million at June 30, 2025. The allowance balance grew as a result of increased historical loss rates caused by charge-off activity coupled with increased outstanding loan balances since year-end 2024. Overall, the Company continues to maintain solid coverage of both total loans and non-performing loans as the allowance for loan credit losses provided 93% coverage of non-performing loans and 1.32% of total loans at June 30, 2025.

The allowance for credit losses on the investment securities portfolio was comprised of $1.0 million on available for sale securities and $85,000 on held to maturity securities as of June 30, 2025. This compares to $360,000 on available for sale securities and $89,000 on held to maturity securities as of December 31, 2024. The allowance for credit losses on available for sale securities increased $640,000 since year-end 2024 as a result of the establishment of a full reserve for a corporate security due to further credit deterioration after a partial reserve for this particular security was established last year.

…..LIQUIDITY…..The Company’s liquidity position strengthened during the first half of 2025 due to deposit growth. Total average deposits were $67.8 million, or 5.8%, higher when compared to the 2024 first six-month average. The increase reflects the Company’s successful business development efforts. The Company’s core deposit base continued to demonstrate the strength and stability that it has had for many years. On June 30, 2025, total deposits grew by $43.5 million, or 3.6%, since December 31, 2024, demonstrating customer loyalty and confidence in AmeriServ Financial Bank. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not utilize brokered deposits as a funding source. Overall, deposit volumes continue to remain at a high level. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities can also be used to help fund loan growth.

Further demonstrating the strength of the Company’s liquidity position, average short-term investments grew in the first six months of 2025 compared to the first six months of last year by $7.3 million, or 192.8%. Advances from the FHLB averaged $52.9 million in the first half of 2025 which is $3.6 million, or 7.3%, higher than the $49.3 million average in the first half of 2024. Management’s strategy to increase term advances to lock in lower rates than overnight borrowings due to the inversion in the short end of the yield curve has favorably impacted net interest income. Management continues to monitor the changing economic conditions and adjust pricing strategies accordingly which largely determines customer behavior and the level of total deposits as well as shifts within the total deposit mix. Also, diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. The Company’s utilization of overnight borrowed funds so far in 2025 has been lower than the 2024 level. Total short-term borrowings averaged $5.0 million for the first six months of 2025 after averaging $31.0 million for the first six months of 2024. Continued loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. Due to the Company’s strengthened liquidity position, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases so far in 2025 more attractive. In addition, loan pipelines are currently at a typical level. Total average loans in the first six months of 2025 were higher than the 2024 first six-month average by

$37.2 million, or 3.6%. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 86.2% in the second quarter of 2025, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility. We are also strongly positioned to service the existing loan pipeline and grow the loan to deposit ratio while remaining within the guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $7.3 million from December 31, 2024, to $25.0 million at June 30, 2025, due to $23.4 million of net cash provided by financing activities and $537,000 of net cash provided by operating activities more than offsetting $16.6 million of net cash used in investing activities. Within investing activities, cash advanced for new loans originated totaled $73.8 million while cash received from loan principal payments was $69.7 million leading to a net increase in loans of $4.0 million. Within financing activities, total short-term borrowings decreased by $12.0 million, total borrowings on advances from FHLB decreased by $7.1 million while total deposits increased by $43.5 million.

The holding company had $4.7 million of cash, short-term investments, and investment securities at June 30, 2025, which represented a $2.1 million decrease from the holding company’s cash position since December 31, 2024. Dividend payments from our subsidiary provide ongoing cash to the holding company. At June 30, 2025, our subsidiary Bank had $1.1 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Additionally, during the first quarter of 2025, the holding company established a $3 million line of credit with PNC Bank which can be used for general corporate purposes. There were no borrowings under the line at June 30, 2025. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payments on its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $24.1 million and $17.7 million at June 30, 2025 and December 31, 2024, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At June 30, 2025, the Company had $297 million of overnight borrowing availability at the FHLB, $41 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Bank’s common equity tier 1 capital ratio was 10.94%, the tier 1 capital ratio was 10.94%, and the total capital ratio was 12.14% at June 30, 2025. The Bank’s tier 1 leverage ratio was 9.12% at June 30, 2025. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2025.

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

Our focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.03 per quarter. The Company had a book value of $6.71 per common share and a tangible book value of $5.89(1) per common share on June 30, 2025. In addition, our common equity ratio was 7.66% and our tangible common equity ratio was 6.78%(1). At June 30, 2025, the Company had approximately 16.5 million common shares outstanding.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200 bp increase	1.6%	10.6%
100 bp increase	0.9	6.0
100 bp decrease	(1.5)	(8.9)
200 bp decrease	(4.6)	(22.0)

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

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk. The Company had various outstanding commitments to extend credit approximating $253.3 million and standby letters of credit of $7.9 million as of June 30, 2025. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at June 30, 2025 and December 31, 2024 (in thousands, except share and ratio data):

	June 30,	December 31,
	2025	2024
Total shareholders’ equity	$110,921	$107,248
Less: Intangible assets	13,677	13,688
Tangible common equity	97,244	93,560
Total assets	1,448,733	1,422,362
Less: Intangible assets	13,677	13,688
Tangible assets	1,435,056	1,408,674
Tangible common equity ratio (non-GAAP)	6.78%	6.64%
Total shares outstanding	16,519,267	16,519,267
Tangible book value per share (non-GAAP)	$5.89	$5.66

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2025 are effective.

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

Item 1A. Risk Factors

Not applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 22, 2024 (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 26, 2024).
3.2	Bylaws, as amended and restated on September 19, 2024 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 23, 2024).
10.1

Consulting Agreement, dated as of April 15, 2025, between AmeriServ Financial, Inc. and SB Value Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2025).

10.2

Amendment to Cooperation Agreement, dated as of April 15, 2025, between AmeriServ Financial, Inc. and SB Value Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 16, 2025).

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
101

Includes the following financial and related information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: August 11, 2025	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: August 11, 2025	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer