Form 10-Q
period 2025-09-30
AMERISERV FINANCIAL INC /PA/
filed 2025-11-13
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2025
Common Stock, par value $0.01	16,522,267

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from depository institutions	$14,666	$13,891
Interest bearing deposits and short-term investments	39,098	3,855
Cash and cash equivalents	53,764	17,746
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $360 on December 31, 2024)	169,561	155,620
Held to maturity (fair value $63,492 on September 30, 2025 and $58,471 on December 31, 2024; allowance for credit losses $94 on September 30, 2025 and $89 on December 31, 2024)	67,179	63,837
Trading securities	4,462	—
Loans held for sale	—	460
Loans (net of unearned income $532 on September 30, 2025 and $517 on December 31, 2024)	1,055,683	1,067,949
Less: Allowance for credit losses	14,408	13,912
Net loans	1,041,275	1,054,037
Premises and equipment:
Operating lease right-of-use asset	1,442	1,550
Financing lease right-of-use asset	2,163	2,331
Other premises and equipment, net	13,884	14,228
Accrued interest income receivable	6,021	5,486
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	61	77
Bank owned life insurance	39,172	39,923
Net deferred tax asset	—	1,412
Federal Home Loan Bank stock	4,004	4,759
Federal Reserve Bank stock	2,161	2,125
Other real estate owned and repossessed assets	240	1,724
Other assets	42,494	43,436
TOTAL ASSETS	$1,461,494	$1,422,362
LIABILITIES
Non-interest bearing deposits	$199,656	$171,622
Interest bearing deposits	1,058,932	1,029,373
Total deposits	1,258,588	1,200,995
Short-term borrowings	—	14,642
Advances from Federal Home Loan Bank	48,023	56,058
Operating lease liabilities	1,471	1,572
Financing lease liabilities	2,549	2,689
Subordinated debt	26,757	26,726
Total borrowed funds	78,800	101,687
Net deferred tax liability	415	—
Other liabilities	9,116	12,432
TOTAL LIABILITIES	1,346,919	1,315,114
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,776,089 shares issued and 16,519,267 shares outstanding on September 30, 2025 and December 31, 2024	268	268
Treasury stock at cost, 10,256,822 shares on September 30, 2025 and December 31, 2024	(84,791)	(84,791)
Capital surplus	146,372	146,372
Retained earnings	63,166	60,482
Accumulated other comprehensive loss	(10,440)	(15,083)
TOTAL SHAREHOLDERS' EQUITY	114,575	107,248
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,461,494	$1,422,362

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$15,688	$14,301	$45,128	$42,080
Interest bearing deposits and short-term investments	144	55	433	183
Investment securities:
Available for sale	1,967	1,765	5,653	5,465
Held to maturity	640	587	1,895	1,714
Trading securities	44	—	85	—
Total Interest Income	18,483	16,708	53,194	49,442
INTEREST EXPENSE
Deposits	6,549	6,515	19,081	19,103
Short-term borrowings	111	417	230	1,308
Advances from Federal Home Loan Bank	528	600	1,685	1,652
Financing lease liabilities	25	26	76	81
Subordinated debt	263	263	790	789
Total Interest Expense	7,476	7,821	21,862	22,933
Net Interest Income	11,007	8,887	31,332	26,509
Provision (recovery) for credit losses	360	(51)	3,396	(174)
Net Interest Income after Provision (Recovery) for Credit Losses	10,647	8,938	27,936	26,683
NON-INTEREST INCOME
Wealth management fees	2,849	3,050	8,495	9,375
Service charges on deposit accounts	303	304	845	890
Mortgage banking revenue	39	85	125	231
Trading securities revenue	55	—	90	—
Bank owned life insurance	533	244	1,041	821
Other income	622	520	2,022	2,205
Total Non-Interest Income	4,401	4,203	12,618	13,522
NON-INTEREST EXPENSE
Salaries and employee benefits	7,317	7,122	21,616	21,347
Net occupancy expense	705	706	2,292	2,227
Equipment expense	376	371	1,170	1,148
Professional fees	601	792	2,189	3,888
Data processing and IT expense	1,247	1,287	3,652	3,588
Supplies, postage and freight	176	163	522	474
Miscellaneous taxes and insurance	366	339	1,078	999
Federal deposit insurance expense	260	255	740	760
Other expense	916	686	2,177	2,451
Total Non-Interest Expense	11,964	11,721	35,436	36,882

PRETAX INCOME	3,084	1,420	5,118	3,323
Provision for income taxes	540	237	948	611
NET INCOME	$2,544	$1,183	$4,170	$2,712
PER COMMON SHARE DATA:
Basic:
Net income	$0.15	$0.07	$0.25	$0.16
Average number of shares outstanding	16,519,267	16,519,267	16,519,267	16,897,444
Diluted:
Net income	$0.15	$0.07	$0.25	$0.16
Average number of shares outstanding	16,519,368	16,519,267	16,519,267	16,897,444

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
COMPREHENSIVE INCOME
Net income	$2,544	$1,183	$4,170	$2,712
Other comprehensive income
Pension obligation change for defined benefit plan	—	953	—	3,543
Income tax effect	—	(200)	—	(744)
Unrealized holding gains on available for sale securities arising during period	2,038	5,021	5,867	4,565
Income tax effect	(428)	(1,055)	(1,232)	(959)
Fair value change for interest rate hedge	29	(917)	89	369
Income tax effect	(6)	193	(19)	(77)
Reclassification adjustment for reduction of interest expense related to interest rate hedge	(35)	(205)	(79)	(604)
Income tax effect	7	43	17	127
Other comprehensive income	1,605	3,833	4,643	6,220
COMPREHENSIVE INCOME	$4,149	$5,016	$8,813	$8,932

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30, 2025
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2025	$268	$(84,791)	$146,372	$61,117	$(12,045)	$110,921
Net income	—	—	—	2,544	—	2,544
Other comprehensive income	—	—	—	—	1,605	1,605
Cash dividend declared on common stock ($0.03 per share)	—	—	—	(495)	—	(495)
Balance at September 30, 2025	$268	$(84,791)	$146,372	$63,166	$(10,440)	$114,575

	Three months ended September 30, 2024
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2024	$268	$(84,791)	$146,372	$59,401	$(17,589)	$103,661
Net income	—	—	—	1,183	—	1,183
Other comprehensive income	—	—	—	—	3,833	3,833
Cash dividend declared on common stock ($0.03 per share)	—	—	—	(495)	—	(495)
Balance at September 30, 2024	$268	$(84,791)	$146,372	$60,089	$(13,756)	$108,182

	Nine months ended September 30, 2025
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$268	$(84,791)	$146,372	$60,482	$(15,083)	$107,248
Net income	—	—	—	4,170	—	4,170
Other comprehensive income	—	—	—	—	4,643	4,643
Cash dividend declared on common stock ($0.09 per share)	—	—	—	(1,486)	—	(1,486)
Balance at September 30, 2025	$268	$(84,791)	$146,372	$63,166	$(10,440)	$114,575

	Nine months ended September 30, 2024
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$268	$(83,280)	$146,364	$58,901	$(19,976)	$102,277
Net income	—	—	—	2,712	—	2,712
Treasury stock purchased (628,003 shares)	—	(1,511)	—	—	—	(1,511)
Stock option expense	—	—	8	—	—	8
Other comprehensive income	—	—	—	—	6,220	6,220
Cash dividend declared on common stock ($0.09 per share)	—	—	—	(1,524)	—	(1,524)
Balance at September 30, 2024	$268	$(84,791)	$146,372	$60,089	$(13,756)	$108,182

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$4,170	$2,712
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (recovery) for credit losses	3,396	(174)
Depreciation and amortization expense	1,553	1,506
Amortization expense of core deposit intangible	16	19
Amortization of fair value adjustment on acquired time deposits	(1)	(7)
Net (accretion) amortization of investment securities	(41)	53
Net amortization of deferred loan fees	(129)	(90)
Net gains on loans held for sale	(78)	(124)
Origination of mortgage loans held for sale	(4,327)	(8,672)
Sales of mortgage loans held for sale	4,865	8,143
Increase in accrued interest receivable	(535)	(298)
Increase (decrease) in accrued interest payable	39	(828)
Earnings on bank owned life insurance	(1,041)	(821)
Deferred income taxes	593	(177)
Stock compensation expense	—	8
Net change in trading securities	(4,462)	—
Net change in operating leases	(133)	(126)
Other, net	(1,944)	(1,809)
Net cash provided by (used in) operating activities	1,941	(685)
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(36,302)	(9,884)
Purchase of investment securities — held to maturity	(8,959)	(5,446)
Proceeds from maturities of investment securities — available for sale	27,572	14,695
Proceeds from maturities of investment securities — held to maturity	5,669	3,885
Proceeds from sale of investment securities — available for sale	—	935
Purchase of regulatory stock	(9,866)	(10,127)
Proceeds from redemption of regulatory stock	10,585	10,935
Net decrease (increase) in loans	9,399	(3,695)
Purchase of premises and equipment	(647)	(1,949)
Proceeds from sale of other real estate owned and repossessed assets	1,424	95
Proceeds from life insurance policies	1,911	711
Net cash provided by investing activities	786	155
FINANCING ACTIVITIES
Net increase in deposit balances	57,594	30,977
Net decrease in other short-term borrowings	(14,642)	(29,191)
Principal borrowings on advances from Federal Home Loan Bank	1,908	25,160
Principal repayments on advances from Federal Home Loan Bank	(9,943)	(15,170)
Principal payments on financing lease liabilities	(140)	(122)
Purchases of treasury stock	—	(1,511)
Common stock dividend paid	(1,486)	(1,524)
Net cash provided by financing activities	33,291	8,619
NET INCREASE IN CASH AND CASH EQUIVALENTS	36,018	8,089
CASH AND CASH EQUIVALENTS AT JANUARY 1	17,746	14,027
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$53,764	$22,116

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly owned subsidiary, AmeriServ Financial Bank (the Bank). The Bank is a Pennsylvania state-chartered full-service bank with 15 locations in Pennsylvania and 1 location in Maryland. Through its AmeriServ Wealth and Capital Management Division, the Bank offers a complete range of trust and financial services and administers assets valued at $2.7 billion and $2.6 billion that are not reported on the Company’s Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively. AmeriServ Wealth Advisors, Inc., an SEC-registered investment advisor, is a subsidiary of the Bank.

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

3.    Revenue Recognition

Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage banking revenue, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 83.7% of the total gross revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 has been established as of September 30, 2025 and is included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products.

Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts - The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income - Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of the annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders, which allows our customers to access their account electronically at ATMs and POS terminals. Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied its performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and nine-month periods ending September 30, 2025 and 2024 (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Non-interest income:
In-scope of Topic 606
Wealth management fees	$2,849	$3,050	$8,495	$9,375
Service charges on deposit accounts	303	304	845	890
Other	508	525	1,391	1,546
Non-interest income (in-scope of Topic 606)	3,660	3,879	10,731	11,811
Non-interest income (out-of-scope of Topic 606)	741	324	1,887	1,711
Total non-interest income	$4,401	$4,203	$12,618	$13,522

4.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three-month periods ending September 30, 2025 and 2024, options to purchase 167,000 common shares, with an exercise price of $3.32 to $4.22, and options to purchase 204,000 common shares, with an exercise price of $2.96 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. For the nine-month periods ending September 30, 2025 and 2024, options to purchase 179,000 common shares, with an exercise price of $2.96 to $4.22, and options to purchase 204,000 common shares, with an exercise price of $2.96 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands, except share and per share data)
Numerator:
Net income	$2,544	$1,183	$4,170	$2,712
Denominator:
Weighted average common shares outstanding (basic)	16,519,267	16,519,267	16,519,267	16,897,444
Effect of stock options	101	—	—	—
Weighted average common shares outstanding (diluted)	16,519,368	16,519,267	16,519,267	16,897,444
Earnings per common share:
Basic	$0.15	$0.07	$0.25	$0.16
Diluted	0.15	0.07	0.25	0.16

5.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in both money market funds and commercial paper. The Company made $325,000 in income tax payments in the first nine months of 2025 compared to receiving a $1.1 million income tax refund in the same 2024 period. The Company made total interest payments of $21.8 million in the first nine months of 2025 compared to $23.8 million in the same 2024 period. The Company had non-cash transfers to other real estate owned (OREO) and repossessed assets of $49,000 in the first nine months of 2025 compared to $1.9 million of non-cash transfers in the same 2024 period. During the first nine months of 2025, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $32,000. During the first nine months of 2024, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $1.1 million. Additionally, during the first nine months of 2024, the Company entered into two new financing leases related to an office location and equipment and recorded right-of-use assets and lease liabilities of $298,000. The execution of these new leases was partially offset by the termination of two financing leases related to an office location and equipment which led to the write-off of $141,000 of right-of-use assets and lease liabilities during the first nine months of 2024.

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

Securities classified as trading assets are purchased with the intent of selling them in the near term (less than 30 days) to generate profits from short-term changes in price. Trading securities are reported at fair value with unrealized gains and losses included in income. The Company participates in limited trading activity. Specifically, during 2025, the Company established a $5.0 million investment trading account which is managed by an outside third party. The trading account is invested in U.S. Treasury and municipal securities. As of September 30, 2025, there was $774,000 of cash held in the account available for future trading security purchases. This cash balance is included in cash and cash equivalents on the Consolidated Balance Sheets.

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

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as taxable municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the taxable municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At September 30, 2025 and December 31, 2024, the allowance for credit losses on the held to maturity securities portfolio totaled $94,000 and $89,000, respectively.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision (recovery) for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $427,000 and $403,000 at September 30, 2025 and December 31, 2024, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status or past due over 90 days still accruing interest at September 30, 2025 and December 31, 2024. The underlying issuers continue to make timely principal and interest payments on the securities.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At times, based on management judgment, the Company may establish an allowance for credit losses in excess of the amount that the fair value is less than the amortized cost basis based on the specific circumstances surrounding the security. At September 30, 2025, the Company had no allowance for credit losses on the available for sale securities portfolio compared to an allowance totaling $360,000 at December 31, 2024.

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

Accrued interest receivable on available for sale debt securities totaled $1.1 million and $833,000 at September 30, 2025 and December 31, 2024, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the Company had no available for sale debt securities in non-accrual status at September 30, 2025 due to the third quarter 2025 charge-off of a non-performing security totaling $1.0 million against a previously established allowance for credit losses. This is compared to one available for sale debt security in non-accrual status at December 31, 2024 totaling $1.0 million with an associated allowance for credit losses of $360,000.

The cost basis and fair values of available for sale and held to maturity investment securities are summarized as follows:

Investment securities available for sale (AFS):

	September 30, 2025
		Gross	Gross	Allowance
		Unrealized	Unrealized	For Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In Thousands)
U.S. Agency	$5,207	$—	$(416)	$—	$4,791
U.S. Agency mortgage-backed securities	115,335	590	(9,748)	—	106,177
Municipal	11,261	94	(417)	—	10,938
Corporate bonds	48,768	358	(1,471)	—	47,655
Total	$180,571	$1,042	$(12,052)	$—	$169,561

Investment securities held to maturity (HTM):

	September 30, 2025
		Allowance		Gross	Gross
		For Credit	Carrying	Unrealized	Unrealized	Fair
	Cost Basis	Losses	Value	Gains	Losses	Value

	(In Thousands)
U.S. Agency	$2,500	$—	$2,500	$—	$(246)	$2,254
U.S. Agency mortgage-backed securities	33,769	—	33,769	157	(1,885)	32,041
Municipal	28,505	(1)	28,504	4	(1,588)	26,920
Corporate bonds and other securities	2,499	(93)	2,406	—	(129)	2,277
Total	$67,273	$(94)	$67,179	$161	$(3,848)	$63,492

Investment securities available for sale (AFS):

	December 31, 2024
		Gross	Gross	Allowance
		Unrealized	Unrealized	For Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In Thousands)
U.S. Agency	$5,345	$—	$(679)	$—	$4,666
U.S. Agency mortgage-backed securities	104,227	90	(12,783)	—	91,534
Municipal	9,031	2	(670)	—	8,363
Corporate bonds	54,254	94	(2,931)	(360)	51,057
Total	$172,857	$186	$(17,063)	$(360)	$155,620

Investment securities held to maturity (HTM):

	December 31, 2024
		Allowance		Gross	Gross
		For Credit	Carrying	Unrealized	Unrealized	Fair
	Cost Basis	Losses	Value	Gains	Losses	Value

	(In Thousands)
U.S. Agency	$2,500	$—	$2,500	$—	$(365)	$2,135
U.S. Agency mortgage-backed securities	26,966	—	26,966	28	(2,403)	24,591
Municipal	30,961	(2)	30,959	—	(2,553)	28,406
Corporate bonds and other securities	3,499	(87)	3,412	—	(73)	3,339
Total	$63,926	$(89)	$63,837	$28	$(5,394)	$58,471

The Company sold no AFS securities during the third quarter or first nine months of 2025. The Company sold no AFS securities during the third quarter of 2024 while the proceeds from the sale of AFS securities totaled $935,000 during the first nine months of 2024, resulting in the recognition of no gross investment security gains or losses. The Company had established an allowance for credit losses on one of the AFS securities sold during the first nine months of 2024. In accordance with ASC 326, Financial Instruments – Credit Losses, once the Company decided to sell the security (i.e. intent to sell), the security was charged down, against the allowance, to fair value therefore resulting in the recognition of no gain or loss.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $142.3 million at September 30, 2025 and $125.8 million at December 31, 2024. In addition, the Company has pledged $3.8 million of available for sale securities as collateral for a revolving line of credit from an unrelated financial institution.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of September 30, 2025, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.7% of the par value.

Contractual maturities of securities at September 30, 2025 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at September 30, 2025 was 44.6 months and was shorter than the duration at December 31, 2024 which was 50.3 months. The duration remains within our internally established guideline to not exceed 60 months which we believe was appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	September 30, 2025
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Within 1 year	$9,482	$9,424	$1,900	$1,869
After 1 year but within 5 years	23,759	23,282	14,287	14,086
After 5 years but within 10 years	34,511	33,098	17,975	16,258
Over 10 years	112,819	103,757	33,017	31,279
Total	$180,571	$169,561	$67,179	$63,492

The following tables summarize the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2025 and December 31, 2024, aggregated by security type and length of time in a continuous loss position (in thousands):

	September 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$—	$—	$4,791	$(416)	$4,791	$(416)
U.S. Agency mortgage-backed securities	3,210	(6)	62,898	(9,742)	66,108	(9,748)
Municipal	—	—	7,700	(417)	7,700	(417)
Corporate bonds	2,499	(449)	22,545	(1,022)	25,044	(1,471)
Total	$5,709	$(455)	$97,934	$(11,597)	$103,643	$(12,052)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$—	$—	$4,666	$(679)	$4,666	$(679)
U.S. Agency mortgage-backed securities	16,104	(275)	63,323	(12,508)	79,427	(12,783)
Municipal	—	—	8,121	(670)	8,121	(670)
Corporate bonds	9,500	(675)	34,612	(2,256)	44,112	(2,931)
Total	$25,604	$(950)	$110,722	$(16,113)	$136,326	$(17,063)

At September 30, 2025 within the available for sale debt securities portfolio, the Company had three U.S. Agency mortgage-backed securities and five corporate bonds that have been in a gross unrealized loss position for less than 12 months with depreciation of 7.4% from its amortized cost basis. Additionally, at September 30, 2025, within the available for sale debt securities portfolio, the Company had six U.S. Agency, 129 U.S. Agency mortgage-backed securities, 22 municipal, and 44 corporate bonds that have been in a gross unrealized loss position for greater than 12 months with depreciation of 10.6% from its amortized cost basis.

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

The following tables present the activity in the allowance for credit losses on available for sale debt securities by major security type for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three months ended September 30, 2025
	Balance at June 30, 2025	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2025
Corporate bonds	$1,000	$(1,000)	$—	$—	$—
Total	$1,000	$(1,000)	$—	$—	$—

	Three months ended September 30, 2024
	Balance at June 30, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2024
Corporate bonds	$360	$—	$—	$—	$360
Total	$360	$—	$—	$—	$360

	Nine months ended September 30, 2025
	Balance at December 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2025
Corporate bonds	$360	$(1,000)	$—	$640	$—
Total	$360	$(1,000)	$—	$640	$—

	Nine months ended September 30, 2024
	Balance at December 31, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2024
Corporate bonds	$926	$(491)	$—	$(75)	$360
Total	$926	$(491)	$—	$(75)	$360

During the third quarter of 2025, the Company recognized the charge-off of a $1.0 million corporate bond within the available for sale debt securities portfolio. The security was charged off against a previously established allowance for credit losses due to further credit deterioration and heightened doubts surrounding the issuer’s ability to meet its payment obligations as well as substantial legal issues. For the first nine months of 2025, the Company recognized a $640,000 provision for credit losses on available for sale debt securities as a result of the establishment of a full reserve on the corporate bond discussed above after a partial reserve was established for the security last year. This compares to the recognition of a $75,000 provision for credit losses recovery in the first nine months of 2024. During 2024, the recognition of the provision recovery was due to the sale of the impaired Signature Bank subordinated debt investment which was partially offset by the establishment of an allowance for credit losses on a corporate AFS security deemed to be credit impaired.

The following tables present the activity in the allowance for credit losses on held to maturity debt securities by major security type for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three months ended September 30, 2025
	Balance at June 30, 2025	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2025
Municipal	$2	$—	$—	$(1)	$1
Corporate bonds and other securities	83	—	—	10	93
Total	$85	$—	$—	$9	$94

	Three months ended September 30, 2024
	Balance at June 30, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2024
Municipal	$2	$—	$—	$—	$2
Corporate bonds and other securities	98	—	—	(12)	86
Total	$100	$—	$—	$(12)	$88

	Nine months ended September 30, 2025
	Balance at December 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2025
Municipal	$2	$—	$—	$(1)	$1
Corporate bonds and other securities	87	—	—	6	93
Total	$89	$—	$—	$5	$94

	Nine months ended September 30, 2024
	Balance at December 31, 2023	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2024
Municipal	$2	$—	$—	$—	$2
Corporate bonds and other securities	35	—	—	51	86
Total	$37	$—	$—	$51	$88

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

Maintaining investment quality is a primary objective of the Company’s Investment Policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s or Standard & Poor’s rating of A. The Company monitors the credit ratings of its debt securities on a quarterly basis. At September 30, 2025, 1.0% of the total investment securities portfolio was rated AAA as compared to 59.2% at December 31, 2024. The steep decline in securities rated AAA resulted from the Moody’s downgrade of the United States rating to Aa1 during 2025 which impacted the Company’s U.S. Agency and U.S. Agency mortgage-backed securities. At September 30, 2025, 76.1% of the total investment securities portfolio was rated AA or higher compared to 72.8% at December 31, 2024. Approximately 12.6% of the total investment securities portfolio was either rated below A or unrated at September 30, 2025 as compared to 14.7% at December 31, 2024.

Specifically, the following table summarizes the amortized cost of held to maturity debt securities at September 30, 2025, aggregated by credit quality indicator (in thousands).

	September 30, 2025
	Credit Rating
	AAA/AA/A	BBB/BB/B	Unrated	Total
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	33,769	—	—	33,769
Municipal	28,504	—	—	28,504
Corporate bonds and other securities	1,000	—	1,406	2,406
Total	$65,773	$—	$1,406	$67,179

Trading Securities

The following table presents the Company’s trading securities, at estimated fair value (in thousands).

	September 30, 2025	December 31, 2024
U.S. Treasury	$1,995	$—
Municipal	2,467	—
Total	$4,462	$—

The following table presents the net gain on trading securities included in trading securities revenue for the three- and nine-month periods ended September 30, 2025 and 2024 (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net realized gain on sales	$128	$—	$166	$—
Net unrealized (loss) gain	(28)	—	7	—
Net gain on trading securities	100	—	173	—
Less: Portfolio expenses and management fees	45	—	83	—
Trading securities revenue	$55	$—	$90	$—

7.    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. As of September 30, 2025 and December 31, 2024, accrued interest receivable on loans totaled $4.5 million and $4.2 million, respectively, which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Loan origination and commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan.

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

The loan portfolio of the Company consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Commercial:
Commercial real estate (owner occupied) (1)	$88,481	$86,953
Commercial and industrial	140,361	147,251
Commercial real estate (non-owner occupied):
Retail (1)	180,549	181,778
Multi-family (1)	125,754	132,364
Other (1)	236,352	233,882
Residential mortgages (1)	172,612	177,110
Consumer	111,574	108,611
Loans, net of unearned income	$1,055,683	$1,067,949
(1)	Real estate construction loans constituted 4.6% and 3.6% of the Company’s total loans, net of unearned income as of September 30, 2025 and December 31, 2024, respectively.

Loan balances at September 30, 2025 and December 31, 2024 are net of unearned income of $532,000 and $517,000, respectively.

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

The following tables summarize the rollforward of the allowance for credit losses by loan portfolio segment for the three- and nine-month periods ended September 30, 2025 and 2024 (in thousands).

	Three months ended September 30, 2025
	Balance at	Charge-		Provision	Balance at
	June 30, 2025	Offs	Recoveries	(Recovery)	September 30, 2025
Commercial real estate (owner occupied)	$319	$—	$6	$(7)	$318
Commercial and industrial	3,012	—	7	688	3,707
Commercial real estate (non-owner occupied) - retail	3,516	—	—	(23)	3,493
Commercial real estate (non-owner occupied) - multi-family	1,446	—	—	(68)	1,378
Other commercial real estate (non-owner occupied)	4,317	—	3	(257)	4,063
Residential mortgages	310	—	1	(8)	303
Consumer	1,140	(7)	15	(2)	1,146
Total	$14,060	$(7)	$32	$323	$14,408

	Three months ended September 30, 2024
	Balance at	Charge-		Provision	Balance at
	June 30, 2024	Offs	Recoveries	(Recovery)	September 30, 2024
Commercial real estate (owner occupied)	$371	$—	$6	$55	$432
Commercial and industrial	2,678	(132)	12	(120)	2,438
Commercial real estate (non-owner occupied) - retail	3,519	—	—	(68)	3,451
Commercial real estate (non-owner occupied) - multi-family	1,370	—	—	53	1,423
Other commercial real estate (non-owner occupied)	4,665	—	3	(27)	4,641
Residential mortgages	852	—	2	(2)	852
Consumer	1,156	(72)	25	74	1,183
Total	$14,611	$(204)	$48	$(35)	$14,420

	Nine months ended September 30, 2025
	Balance at	Charge-		Provision	Balance at
	December 31, 2024	Offs	Recoveries	(Recovery)	September 30, 2025
Commercial real estate (owner occupied)	$398	$—	$18	$(98)	$318
Commercial and industrial	2,860	(200)	50	997	3,707
Commercial real estate (non-owner occupied) - retail	3,695	—	—	(202)	3,493
Commercial real estate (non-owner occupied) - multi-family	1,478	—	—	(100)	1,378
Other commercial real estate (non-owner occupied)	3,451	(2,762)	9	3,365	4,063
Residential mortgages	839	—	3	(539)	303
Consumer	1,191	(126)	61	20	1,146
Total	$13,912	$(3,088)	$141	$3,443	$14,408

	Nine months ended September 30, 2024
	Balance at	Charge-		Provision	Balance at
	December 31, 2023	Offs	Recoveries	(Recovery)	September 30, 2024
Commercial real estate (owner occupied)	$1,529	$—	$18	$(1,115)	$432
Commercial and industrial	3,030	(424)	33	(201)	2,438
Commercial real estate (non-owner occupied) - retail	3,488	—	—	(37)	3,451
Commercial real estate (non-owner occupied) - multi-family	1,430	—	3	(10)	1,423
Other commercial real estate (non-owner occupied)	3,428	—	8	1,205	4,641
Residential mortgages	1,021	—	5	(174)	852
Consumer	1,127	(196)	65	187	1,183
Total	$15,053	$(620)	$132	$(145)	$14,420

The Company recorded a $323,000 provision for credit losses for loans in the third quarter of 2025 as compared to a $35,000 provision for credit losses recovery in the third quarter of 2024. For the nine months of 2025, the Company recognized a $3.4 million provision for credit losses for loans after recognizing a $145,000 provision for credit losses recovery in the first nine months of 2024, representing a $3.6 million unfavorable shift between years. The increased provision for credit losses expense in 2025 primarily reflects the resolution of the Company’s largest problem asset, a loan secured by a mixed use commercial real estate retail/office property in the Pittsburgh market. The provision covers an additional $2.8 million charge-down that was necessary to write this loan down to a court approved sales price at a hearing that was held in late June 2025. Additionally, the 2025 provision for credit losses reflects an increase in specific reserves related to a C&I/owner-occupied CRE loan relationship.

Non-performing assets from the loan portfolio, which are discussed in detail below, increased from $12.7 million at December 31, 2024 to $15.0 million at September 30, 2025. The increase reflects the net impact of the charge-down of the mixed use CRE loan, mentioned in the previous paragraph, as well as the sale of a $1.5 million other real estate owned (OREO) property and the payoff of a CRE loan that was previously classified as non-performing which were more than offset by the transfer of five loans from one borrower relationship totaling $6.7 million and one additional CRE loan into non-accrual status. Non-performing assets from the loan portfolio were at 1.42% of total loans as of September 30, 2025. During the first nine months of 2025, the Company experienced net loan charge-offs of $2.9 million, or 0.37% of total average loans, compared to net charge-offs of $488,000, or 0.06% of total average loans, in the first nine months of 2024. In summary, the allowance for credit losses on the loan portfolio provided 98% coverage of non-performing loans and 1.36% of total loans at September 30, 2025 compared to 127% coverage of non-performing loans and 1.30% of total loans at December 31, 2024.

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

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 41% of the third quarter of 2025 general reserve represented qualitative adjustment with 59% representing quantitative reserve.

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

The following tables summarize the loan portfolio and allowance for credit losses (in thousands).

	At September 30, 2025
	Commercial real estate (owner occupied)	Commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$3,818	$3,607	$1,126	$—	$7,972	$161	$—	$16,684
Collectively evaluated	84,663	136,754	179,423	125,754	228,380	172,451	111,574	1,038,999
Total loans	$88,481	$140,361	$180,549	$125,754	$236,352	$172,612	$111,574	$1,055,683
Allowance for credit losses:
Specific reserve allocation	$—	$1,609	$—	$—	$185	$—	$—	$1,794
General reserve allocation	318	2,098	3,493	1,378	3,878	303	1,146	12,614
Total allowance for credit losses	$318	$3,707	$3,493	$1,378	$4,063	$303	$1,146	$14,408

	At December 31, 2024
	Commercial real estate (owner occupied)	Commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$3,429	$1,675	$—	$—	$8,773	$379	$10	$14,266
Collectively evaluated	83,524	145,576	181,778	132,364	225,109	176,731	108,601	1,053,683
Total loans	$86,953	$147,251	$181,778	$132,364	$233,882	$177,110	$108,611	$1,067,949
Allowance for credit losses:
Specific reserve allocation	$—	$541	$—	$—	$—	$—	$—	$541
General reserve allocation	398	2,319	3,695	1,478	3,451	839	1,191	13,371
Total allowance for credit losses	$398	$2,860	$3,695	$1,478	$3,451	$839	$1,191	$13,912

The following tables present the amortized cost basis of collateral-dependent loans which were individually evaluated for a specific reserve allocation in the allowance for credit losses by class of loans (in thousands).

Collateral Type
September 30, 2025	Real Estate
Commercial:
Commercial real estate (owner occupied)	$3,818
Commercial and industrial	1,000
Commercial real estate (non-owner occupied):
Retail	1,126
Other	7,972
Residential mortgages	161
Total	$14,077

Collateral Type
December 31, 2024	Real Estate
Commercial:
Commercial real estate (owner occupied)	$3,429
Commercial and industrial	1,000
Commercial real estate (non-owner occupied):
Other	8,773
Residential mortgages	378
Consumer	10
Total	$13,590

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

	At September 30, 2025
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due 90 days or more still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$3,818	$—	$3,818	$—	$—	$3,818
Commercial and industrial	1,003	2,607	3,610	44	216	3,870
Commercial real estate (non-owner occupied) - retail	606	—	606	—	—	606
Other commercial real estate (non-owner occupied)	2,077	3,462	5,539	—	—	5,539
Residential mortgages	161	52	213	243	—	456
Consumer	—	635	635	5	24	664
Total	$7,665	$6,756	$14,421	$292	$240	$14,953

	At December 31, 2024
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due 90 days or more still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$152	$—	$152	$—	$—	$152
Commercial and industrial	—	675	675	97	234	1,006
Other commercial real estate (non-owner occupied)	8,773	—	8,773	—	1,476	10,249
Residential mortgages	379	—	379	26	14	419
Consumer	10	821	831	—	—	831
Total	$9,314	$1,496	$10,810	$123	$1,724	$12,657

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

	At September 30, 2025
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2025	2024	2023	2022	2021	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$7,082	$10,387	$16,677	$6,275	$9,648	$33,063	$457	$—	$83,589
Special Mention	—	—	—	—	—	534	149	—	683
Substandard	—	—	—	—	3,678	531	—	—	4,209
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,082	$10,387	$16,677	$6,275	$13,326	$34,128	$606	$—	$88,481
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$13,466	$11,049	$15,373	$13,878	$5,744	$19,369	$48,116	$8,110	$135,105
Special Mention	—	—	—	—	—	—	1,183	—	1,183
Substandard	—	—	—	257	1,763	491	1,139	25	3,675
Doubtful	—	—	—	—	—	398	—	—	398
Total	$13,466	$11,049	$15,373	$14,135	$7,507	$20,258	$50,438	$8,135	$140,361
Current period gross charge-offs	$—	$—	$—	$200	$—	$—	$—	$—	$200
Commercial real estate (non-owner occupied) - retail
Pass	$17,126	$24,593	$36,867	$19,518	$31,017	$50,791	$31	$—	$179,943
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	606	—	—	—	—	—	606
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,126	$24,593	$37,473	$19,518	$31,017	$50,791	$31	$—	$180,549
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$136	$28,047	$31,859	$11,636	$16,396	$34,987	$475	$—	$123,536
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,218	—	—	2,218
Doubtful	—	—	—	—	—	—	—	—	—
Total	$136	$28,047	$31,859	$11,636	$16,396	$37,205	$475	$—	$125,754
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$21,346	$27,421	$30,487	$31,950	$41,174	$60,881	$6,925	$—	$220,184
Special Mention	—	—	—	1,857	—	6,339	—	—	8,196
Substandard	—	—	—	187	199	7,586	—	—	7,972
Doubtful	—	—	—	—	—	—	—	—	—
Total	$21,346	$27,421	$30,487	$33,994	$41,373	$74,806	$6,925	$—	$236,352
Current period gross charge-offs	$—	$—	$—	$—	$—	$2,762	$—	$—	$2,762
Total by risk rating
Pass	$59,156	$101,497	$131,263	$83,257	$103,979	$199,091	$56,004	$8,110	$742,357
Special Mention	—	—	—	1,857	—	6,873	1,332	—	10,062
Substandard	—	—	606	444	5,640	10,826	1,139	25	18,680
Doubtful	—	—	—	—	—	398	—	—	398
Total	$59,156	$101,497	$131,869	$85,558	$109,619	$217,188	$58,475	$8,135	$771,497
Current period gross charge-offs	$—	$—	$—	$200	$—	$2,762	$—	$—	$2,962

	At December 31, 2024
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2024	2023	2022	2021	2020	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$10,294	$17,016	$6,648	$10,675	$10,476	$26,393	$324	$856	$82,682
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,680	—	591	—	—	4,271
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,294	$17,016	$6,648	$14,355	$10,476	$26,984	$324	$856	$86,953
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$16,714	$19,357	$20,977	$7,397	$4,568	$19,280	$54,455	$—	$142,748
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	480	409	1,753	—	689	1,172	—	4,503
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,714	$19,837	$21,386	$9,150	$4,568	$19,969	$55,627	$—	$147,251
Current period gross charge-offs	$—	$—	$427	$—	$—	$—	$—	$—	$427
Commercial real estate (non-owner occupied) - retail
Pass	$29,349	$38,912	$20,935	$31,934	$21,322	$38,047	$32	$942	$181,473
Special Mention	—	—	305	—	—	—	—	—	305
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,349	$38,912	$21,240	$31,934	$21,322	$38,047	$32	$942	$181,778
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$25,984	$28,807	$16,423	$16,816	$11,513	$30,066	$475	$—	$130,084
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	915	1,365	—	—	2,280
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,984	$28,807	$16,423	$16,816	$12,428	$31,431	$475	$—	$132,364
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$27,801	$32,514	$35,365	$40,876	$16,226	$61,619	$4,537	$194	$219,132
Special Mention	—	—	—	—	—	3,488	—	—	3,488
Substandard	—	—	569	199	—	10,494	—	—	11,262
Doubtful	—	—	—	—	—	—	—	—	—
Total	$27,801	$32,514	$35,934	$41,075	$16,226	$75,601	$4,537	$194	$233,882
Current period gross charge-offs	$—	$—	$—	$—	$—	$1,571	$—	$—	$1,571
Total by risk rating
Pass	$110,142	$136,606	$100,348	$107,698	$64,105	$175,405	$59,823	$1,992	$756,119
Special Mention	—	—	305	—	—	3,488	—	—	3,793
Substandard	—	480	978	5,632	915	13,139	1,172	—	22,316
Doubtful	—	—	—	—	—	—	—	—	—
Total	$110,142	$137,086	$101,631	$113,330	$65,020	$192,032	$60,995	$1,992	$782,228
Current period gross charge-offs	$—	$—	$427	$—	$—	$1,571	$—	$—	$1,998

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

	At September 30, 2025
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2025	2024	2023	2022	2021	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$3,492	$13,941	$15,317	$10,184	$54,195	$75,027	$—	$—	$172,156
Non-performing	—	—	—	—	156	300	—	—	456
Total	$3,492	$13,941	$15,317	$10,184	$54,351	$75,327	$—	$—	$172,612
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$9,585	$9,260	$8,677	$13,637	$6,294	$5,712	$57,737	$32	$110,934
Non-performing	—	6	76	18	—	338	197	5	640
Total	$9,585	$9,266	$8,753	$13,655	$6,294	$6,050	$57,934	$37	$111,574
Current period gross charge-offs	$1	$28	$32	$4	$—	$61	$—	$—	$126
Total by payment performance
Performing	$13,077	$23,201	$23,994	$23,821	$60,489	$80,739	$57,737	$32	$283,090
Non-performing	—	6	76	18	156	638	197	5	1,096
Total	$13,077	$23,207	$24,070	$23,839	$60,645	$81,377	$57,934	$37	$284,186
Current period gross charge-offs	$1	$28	$32	$4	$—	$61	$—	$—	$126

	At December 31, 2024
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2024	2023	2022	2021	2020	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$12,877	$15,602	$10,400	$57,540	$41,868	$38,418	$—	$—	$176,705
Non-performing	—	—	—	—	—	405	—	—	405
Total	$12,877	$15,602	$10,400	$57,540	$41,868	$38,823	$—	$—	$177,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$11,476	$10,988	$16,397	$7,605	$2,475	$4,299	$53,876	$664	$107,780
Non-performing	—	110	46	—	59	344	272	—	831
Total	$11,476	$11,098	$16,443	$7,605	$2,534	$4,643	$54,148	$664	$108,611
Current period gross charge-offs	$5	$6	$21	$19	$13	$143	$—	$—	$207
Total by payment performance
Performing	$24,353	$26,590	$26,797	$65,145	$44,343	$42,717	$53,876	$664	$284,485
Non-performing	—	110	46	—	59	749	272	—	1,236
Total	$24,353	$26,700	$26,843	$65,145	$44,402	$43,466	$54,148	$664	$285,721
Current period gross charge-offs	$5	$6	$21	$19	$13	$143	$—	$—	$207

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At September 30, 2025

		30 – 59	60 – 89	90 or More
		Days	Days	Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans

	(In Thousands)
Commercial real estate (owner occupied)	$84,663	$—	$—	$—	$—	$3,818	$88,481
Commercial and industrial	136,618	—	89	44	133	3,610	140,361
Commercial real estate (non-owner occupied) - retail	178,442	981	520	—	1,501	606	180,549
Commercial real estate (non-owner occupied) - multi-family	125,754	—	—	—	—	—	125,754
Other commercial real estate (non-owner occupied)	230,625	188	—	—	188	5,539	236,352
Residential mortgages	172,036	39	81	243	363	213	172,612
Consumer	110,456	461	17	5	483	635	111,574
Total	$1,038,594	$1,669	$707	$292	$2,668	$14,421	$1,055,683

	At December 31, 2024

		30 – 59	60 – 89	90 or More
		Days	Days	Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans

	(In Thousands)
Commercial real estate (owner occupied)	$86,368	$433	$—	$—	$433	$152	$86,953
Commercial and industrial	144,627	1,852	—	97	1,949	675	147,251
Commercial real estate (non-owner occupied) - retail	181,778	—	—	—	—	—	181,778
Commercial real estate (non-owner occupied) - multi-family	132,364	—	—	—	—	—	132,364
Other commercial real estate (non-owner occupied)	224,914	195	—	—	195	8,773	233,882
Residential mortgages	175,817	852	36	26	914	379	177,110
Consumer	106,796	948	36	—	984	831	108,611
Total	$1,052,664	$4,280	$72	$123	$4,475	$10,810	$1,067,949

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

The following tables summarize the amortized cost basis of loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three months ended September 30, 2025
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Other commercial real estate (non-owner occupied)	$2,442	1.03%
Total	$2,442

	Nine months ended September 30, 2025
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Other commercial real estate (non-owner occupied)	$2,442	1.03%
Residential mortgages	191	0.11
Total	$2,633

As of September 30, 2025, the modified loans described in the tables above were current as to payments.

	Three and nine months ended September 30, 2024
	Payment Delay
	Amortized Cost Basis	% of Total Class of Loans
Commercial real estate (owner occupied)	$158	0.20%
Total	$158

	Combination - Term Extension and Payment Delay
	Amortized Cost Basis	% of Total Class of Loans
Commercial and industrial	$154	0.11%
Total	$154

At September 30, 2025 and 2024, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024.

Three months ended September 30, 2025
Term Extension
Loan Type	Financial Effect
Other commercial real estate (non-owner occupied)	Provided a maturity date extension of 15 months. In connection with the modification, the borrower pledged a $1.0 million Bank deposit as additional collateral.

Nine months ended September 30, 2025
Term Extension
Loan Type	Financial Effect
Other commercial real estate (non-owner occupied)	Provided a maturity date extension of 15 months. In connection with the modification, the borrower pledged a $1.0 million Bank deposit as additional collateral.
Residential mortgages	Provided a maturity date extension of 230 months (approximately 19 years).

Three and nine months ended September 30, 2024
Payment Delay
Loan Type	Financial Effect
Commercial real estate (owner occupied)	Provided 60 months of additional amortization period to lower borrower's monthly payment.

Combination - Term Extension and Payment Delay
Loan Type	Financial Effect
Commercial and industrial

During the first and second quarters of 2024, provided a maturity date extension of 90 days and modified seasonal principal and interest payments to interest only until maturity. During the third quarter of 2024, provided the same borrower an additional maturity date extension of 90 days with continued interest only payments.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company had no loans which were modified to borrowers experiencing financial difficulty which subsequently defaulted during the three or nine months ended September 30, 2025. An other commercial real estate (non-owner occupied) loan modified during the second quarter of 2023 was in non-accrual status and significantly past due as of September 30, 2024. The loan is secured by a mixed use (retail/office) property located within the City of Pittsburgh, but not in the downtown central business district. The loan was considered in default and the Company initiated formal foreclosure procedures on the property during the second quarter of 2024 which have been delayed by legal proceedings.

9.  Short-Term Borrowings and Advances from Federal Home Loan Bank

Total short-term and Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At September 30, 2025
			Weighted
Type	Maturing	Amount	Average Rate
FHLB Advances	2025	$3,408	4.35%
	2026	17,770	4.26
	2027	15,100	4.23
	2028	11,745	4.46
Total FHLB advances		48,023	4.30
Total short-term and FHLB borrowings		$48,023	4.30%

	At December 31, 2024
			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$14,642	4.71%
FHLB Advances	2025	11,943	4.76
	2026	17,270	4.27
	2027	15,100	4.23
	2028	11,745	4.46
Total FHLB advances		56,058	4.40
Total short-term and FHLB borrowings		$70,700	4.47%

The rate on Open Repo Plus advances can change daily, while the rates on the FHLB advances are fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage, commercial real estate, and commercial and industrial loans with an aggregate statutory value equal to the amount of the advances are pledged as collateral to the FHLB of Pittsburgh to support these borrowings.

During 2025, the Parent Company established a $3 million revolving line of credit with an unrelated financial institution which can be used for general corporate purposes. Amounts outstanding under the line of credit bear interest at a rate of the daily secured overnight financing rate (SOFR) plus an unadjusted spread of 250-basis points (2.50%) plus a SOFR adjustment of 10-basis points (0.10%). The line of credit expires in February 2026 and is secured by investment securities. There were no borrowings under the line at September 30, 2025.

10.  Accumulated Other Comprehensive Loss

The following tables present the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30, 2025				Three months ended September 30, 2024
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(10,307)	$(122)	$(1,616)	$(12,045)	$(14,090)	$349	$(3,848)	$(17,589)
Other comprehensive income (loss) before reclassifications	1,610	23	—	1,633	3,966	(724)	726	3,968
Amounts reclassified from accumulated other comprehensive loss	—	(28)	—	(28)	—	(162)	27	(135)
Net current period other comprehensive income (loss)	1,610	(5)	—	1,605	3,966	(886)	753	3,833
Ending balance	$(8,697)	$(127)	$(1,616)	$(10,440)	$(10,124)	$(537)	$(3,095)	$(13,756)

	Nine months ended September 30, 2025				Nine months ended September 30, 2024
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(13,332)	$(135)	$(1,616)	$(15,083)	$(13,730)	$(352)	$(5,894)	$(19,976)
Other comprehensive income before reclassifications	4,635	70	—	4,705	3,606	292	2,475	6,373
Amounts reclassified from accumulated other comprehensive loss	—	(62)	—	(62)	—	(477)	324	(153)
Net current period other comprehensive income (loss)	4,635	8	—	4,643	3,606	(185)	2,799	6,220
Ending balance	$(8,697)	$(127)	$(1,616)	$(10,440)	$(10,124)	$(537)	$(3,095)	$(13,756)

(1) Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following tables present the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	September 30, 2025	September 30, 2024	statement of operations
Interest rate hedge
	$(35)	$(205)	Interest expense - Deposits
	7	43	Provision for income taxes
	$(28)	$(162)
Amortization of estimated defined benefit pension plan loss(2)
	$—	$34	Other expense
	—	(7)	Provision for income taxes
	$—	$27
Total reclassifications for the period	$(28)	$(135)

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the nine	For the nine
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	September 30, 2025	September 30, 2024	statement of operations
Interest rate hedge
	$(79)	$(604)	Interest expense - Deposits
	17	127	Provision for income taxes
	$(62)	$(477)
Amortization of estimated defined benefit pension plan loss(2)
	$—	$410	Other expense
	—	(86)	Provision for income taxes
	$—	$324
Total reclassifications for the period	$(62)	$(153)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2025, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At September 30, 2025
						To Be Well
					Minimum	Capitalized
					Required	Under
					For	Prompt
					Capital	Corrective
					Adequacy	Action
	Company		Bank		Purposes	Regulations*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio

	(In Thousands, Except Ratios)
Total Capital (To Risk Weighted Assets)	$152,826	12.97%	$148,252	12.60%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	111,343	9.45	133,539	11.35	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	111,343	9.45	133,539	11.35	6.00	8.00
Tier 1 Capital (To Average Assets)	111,343	7.70	133,539	9.26	4.00	5.00

	At December 31, 2024
						To Be Well
					Minimum	Capitalized
					Required	Under
					For	Prompt
					Capital	Corrective
					Adequacy	Action
	Company		Bank		Purposes	Regulations*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio

	(In Thousands, Except Ratios)
Total Capital (To Risk Weighted Assets)	$150,147	12.70%	$143,619	12.16%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	108,643	9.19	128,854	10.91	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	108,643	9.19	128,854	10.91	6.00	8.00
Tier 1 Capital (To Average Assets)	108,643	7.68	128,854	9.15	4.00	5.00

*Applies to the Bank only.

12.  Derivative Hedging Instruments

The Company can use various interest rate contracts, such as interest rate swaps, caps, and floors to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.

The Company uses derivative instruments, primarily interest rate swaps, to manage interest rate risk and match the rates on certain assets by hedging the fair value of certain fixed rate liabilities, which converts the liabilities to variable rates and by hedging the cash flow variability associated with certain variable rate liabilities by converting the liabilities to fixed rates.

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

The following table summarizes the interest rate swap transactions that impacted the Company’s first nine months of 2025 and 2024 performance (in thousands, except percentages).

	At September 30, 2025
					Increase
		Aggregate	Weighted		(Decrease)
		Notional	Average Rate	Repricing	In Interest
	Hedge Type	Amount	Received/(Paid)	Frequency	Income
Swap assets	N/A	$61,401	6.66%	Monthly	$945
Swap liabilities	N/A	(61,401)	(6.66)	Monthly	(945)
Net exposure		$—	—%		$—

	At September 30, 2024
					Increase
		Aggregate	Weighted		(Decrease)
		Notional	Average Rate	Repricing	In Interest
	Hedge Type	Amount	Received/(Paid)	Frequency	Income
Swap assets	N/A	$67,135	7.67%	Monthly	$1,573
Swap liabilities	N/A	(67,135)	(7.67)	Monthly	(1,573)
Net exposure		$—	—%		$—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPAs can be found in Note 16. The notional amount of the risk participation agreements outstanding at September 30, 2025 and December 31, 2024 was $4.9 million.

Interest Rate Hedges

The Company has entered into interest rate swaps with a total notional value of $70 million as of September 30, 2025 and 2024 in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. The hedge transactions allow the Company to add stability to interest expense and manage its exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in accumulated other comprehensive loss (within Shareholders’ Equity), net of tax, with a corresponding offset within other assets or other liabilities. Disclosures related to the fair value of the interest rate hedges can be found in Note 16. Amounts recorded in accumulated other comprehensive loss for the effective portion of changes in the fair value are subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended September 30, 2025 and 2024.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the three months ended September 30, 2025 and 2024, the Company had $35,000 and $205,000 of gains, respectively, which resulted in a decrease in interest expense. During the nine months ended September 30, 2025 and 2024, the Company had $79,000 and $604,000 of gains, respectively, which resulted in a decrease in interest expense. In the twelve months that follow September 30, 2025, the Company estimates that approximately $5,000 will be reclassified as a decrease to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates. As of September 30, 2025, the maximum remaining length of time over which forecasted transactions are hedged is approximately one and a quarter years with all hedge transactions terminating by December 2026.

The following table summarizes the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three months ended September 30, 2025
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivatives	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$(6)	Interest expense - Deposits	$(35)
Total	$(6)		$(35)

	Three months ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivatives	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$(1,122)	Interest expense - Deposits	$(205)
Total	$(1,122)		$(205)

	Nine months ended September 30, 2025
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivatives	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$10	Interest expense - Deposits	$(79)
Total	$10		$(79)

	Nine months ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivatives	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$(235)	Interest expense - Deposits	$(604)
Total	$(235)		$(604)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, caps, and floors. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at September 30, 2025 and 2024.

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

14.  Commitments and Contingent Liabilities

The Company had various outstanding commitments to extend credit approximating $243.9 million and $233.2 million along with standby letters of credit of $7.8 million and $8.7 million as of September 30, 2025 and December 31, 2024, respectively. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision (recovery) for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded a provision for credit losses on unfunded commitments for the three months ended September 30, 2025 of $28,000 while a provision for credit losses recovery of $4,000 was recognized for the same 2024 period. For the nine months ended September 30, 2025 and 2024, the Company recorded a provision for credit losses recovery of $692,000 and $4,000, respectively. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $274,000 at September 30, 2025 compared to $966,000 at December 31, 2024.

Additionally, the Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities and corporate bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 4% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension benefit for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
COMPONENTS OF NET PERIODIC PENSION BENEFIT:
Service cost	$162	$211	$536	$628
Interest cost	413	369	1,145	1,173
Expected return on plan assets	(1,032)	(1,051)	(3,112)	(3,119)
Settlement charge	—	34	—	410
Net periodic pension benefit	$(457)	$(437)	$(1,431)	$(908)

The service cost component of net periodic pension benefit is included in salaries and employee benefits and all other components of net periodic pension benefit are included in other expense on the Consolidated Statements of Operations.

The Company did not recognize a settlement charge in connection with its defined benefit pension plan in the third quarter and first nine months of 2025 while a settlement charge of $34,000 and $410,000 was recognized in the same periods of 2024, respectively. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year. It is important to note that since the retired employees elected to take lump sum payments, these individuals are no longer included in the pension plan. Therefore, the Company’s basic annual pension expense is expected to be lower in the future. This was evident in 2024 and so far in 2025 as the Company has recognized a net periodic pension benefit in both years.

The accrued pension obligation, which had a positive (debit) balance of $32.8 million and $31.4 million, was reclassified to other assets on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. The balance of the accrued pension obligation continues to be a positive value as a result of Company contributions to the plan and the revaluation of the obligation.

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

At September 30, 2025 and December 31, 2024, the carrying value of these equity securities was $600,000 which is included in other assets on the Consolidated Balance Sheets. There were no adjustments to the carrying value of equity securities without readily determinable fair values during the three and nine months ended September 30, 2025 and 2024.

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

The following tables present the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at September 30, 2025
	Total	Level 1	Level 2	Level 3
Equity securities (1)	$181	$181	$—	$—
Available for sale securities:
U.S. Agency	4,791	—	4,791	—
U.S. Agency mortgage-backed securities	106,177	—	106,177	—
Municipal	10,938	—	10,938	—
Corporate bonds	47,655	—	47,655	—
Trading securities:
U.S. Treasury	1,995	—	1,995	—
Municipal	2,467	—	2,467	—
Interest rate swap asset (1)	2,605	—	2,605	—
Interest rate swap liability (2)	(2,639)	—	(2,639)	—
Interest rate hedge (2)	(160)	—	(160)	—
Risk participation agreement (2)	(329)	—	(329)	—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Equity securities (1)	$350	$350	$—	$—
Available for sale securities:
U.S. Agency	4,666	—	4,666	—
U.S. Agency mortgage-backed securities	91,534	—	91,534	—
Municipal	8,363	—	8,363	—
Corporate bonds	51,057	363	50,021	673
Interest rate swap asset (1)	4,657	—	4,657	—
Interest rate swap liability (2)	(4,691)	—	(4,691)	—
Interest rate hedge (2)	(169)	—	(169)	—
Risk participation agreement (2)	(207)	—	(207)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At September 30, 2025, an individually evaluated loan using the collateral method with a carrying value of $3.5 million was reduced by a specific valuation allowance totaling $185,000 resulting in a net fair value of $3.3 million. At December 31, 2024, the Company had no individually evaluated loans using the collateral method which were carried at fair value.

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

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
September 30, 2025	Total	Level 1	Level 2	Level 3
Individually evaluated loans	$3,278	$—	$—	$3,278
Other real estate owned and repossessed assets	$240	$—	$—	$240

	Fair Value Measurements
December 31, 2024	Total	Level 1	Level 2	Level 3
Other real estate owned and repossessed assets	$1,724	$—	$—	$1,724

	Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
September 30, 2025	Fair Value	Techniques	Input	Range (Wgtd Avg)
Individually evaluated loans	$3,278	Appraisal of collateral (1)	Appraisal adjustments (2)	13% (13%)
Other real estate owned and repossessed assets	$240	Appraisal of collateral (1)	Appraisal adjustments (2)	15% to 59% (43%)
			Liquidation expenses	0% to 30% (11%)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2024	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$1,724	Appraisal of collateral (1)	Appraisal adjustments (2)	18% to 63% (24%)
			Liquidation expenses	0% to 33% (4%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on US GAAP measurements and recorded carrying values at September 30, 2025 and December 31, 2024 for the remaining financial instruments not required to be reported at fair value were as follows:

	September 30, 2025
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$67,179	$63,492	$—	$62,522	$970
Loans, net of allowance for credit losses and unearned income	1,041,275	1,031,384	—	—	1,031,384
FINANCIAL LIABILITIES:
Deposits with stated maturities	381,639	381,508	—	—	381,508
All other borrowings (1)	74,780	74,894	—	—	74,894

	December 31, 2024
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$63,837	$58,471	$—	$57,535	$936
Loans held for sale	460	470	470	—	—
Loans, net of allowance for credit losses and unearned income	1,054,037	990,745	—	—	990,745
FINANCIAL LIABILITIES:
Deposits with stated maturities	336,312	336,167	—	—	336,167
All other borrowings (1)	82,784	81,476	—	—	81,476
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

THREE MONTHS ENDED SEPTEMBER 30, 2025 VS. THREE MONTHS ENDED SEPTEMBER 30, 2024

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2025	September 30, 2024
Net income	$2,544	$1,183
Diluted earnings per share	0.15	0.07
Return on average assets (annualized)	0.70%	0.34%
Return on average equity (annualized)	9.06%	4.51%

The Company reported third quarter 2025 net income of $2,544,000, or $0.15 per diluted common share. This performance represented a $1,361,000, or 115.0%, improvement from the third quarter of 2024 when net income totaled $1,183,000, or $0.07 per diluted common share. Record quarterly earnings were achieved in the third quarter of 2025 due to the Company’s continued focus on generating positive operating leverage. The increase in total revenue was caused by meaningful improvement in net interest income as the third quarter net interest margin increased by 56-basis points from the prior year’s third quarter leading to a $2.1 million increase in net interest income. In addition, the Company’s increased third quarter earnings reflected continued improvement in core performance along with higher than typical revenue from income sources such as loan prepayment fees and bank owned life insurance (BOLI).

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

The following table compares the Company’s net interest income performance for the third quarter of 2025 to the third quarter of 2024 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	September 30, 2025	September 30, 2024	Change	% Change
Interest income	$18,483	$16,708	$1,775	10.6%
Interest expense	7,476	7,821	(345)	(4.4)
Net interest income	$11,007	$8,887	$2,120	23.9
Net interest margin	3.27%	2.71%	0.56%	20.7

The Company's net interest income in the third quarter of 2025 increased by $2.1 million, or 23.9%, from the prior year's third quarter while the net interest margin of 3.27% for the third quarter of 2025 represented a 56-basis point improvement from the third quarter of 2024. The increase reflects controlled balance sheet growth, as both total loans and total deposits were at higher levels due to the Company’s effective business development strategies. This, combined with effective pricing strategies, resulted in both the total earning asset yield and cost of interest-bearing funds improving between years. The Federal Reserve’s action to lower short-term interest rates during the latter portion of 2024 favorably impacted total interest-bearing deposits and borrowings costs. In addition, while the U.S. Treasury yield curve remained modestly inverted on the short end, the mid to long end of the curve demonstrated higher yields and a steeper upward slope which favorably impacted earning asset yields. Management believes that the Company’s balance sheet is well positioned for further quarterly net interest income growth and net interest margin improvement.

Total average loans in the third quarter of 2025 were higher than the 2024 third quarter average by $33.4 million, or 3.2%, due to consistent new loan funding opportunities throughout 2024. However, during the third quarter of 2025, payoff activity exceeded new loan originations and resulted in total loan volumes, on an end of period basis, decreasing since June 30, 2025. Overall, total loans continue to be well above the $1.0 billion threshold, averaging $1.067 billion for the third quarter of 2025. Total loan interest income improved in the third quarter of 2025 compared to last year’s third quarter due to the increased level of average total loans outstanding, and a portion of commercial real estate (CRE) loans, that were booked at the onset of the COVID pandemic when interest rates were low, have been repricing upward during 2025. Also favorably impacting loan interest income was a higher level of loan fee income primarily due to prepayment fees collected on the increased early payoff activity experienced during the quarter. These favorable items resulted in total loan interest income improving by $1.4 million, or 9.7%, when the 2025 third quarter is compared to 2024.

Investment securities, including the available for sale, held to maturity, and trading portfolios, averaged $247.6 million for the third quarter of 2025, which was $9.1 million, or 3.8%, higher than the $238.5 million average for the third quarter of last year. The increase reflects the higher level of loan prepayment activity, as well as the strengthening of the Company’s liquidity position during 2025 due to deposit growth. Therefore, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases more attractive. New investment security purchases were also necessary to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to public funds deposits. The increased level of average investment securities along with improved yields for new securities purchased caused interest income from investments to increase by $299,000, or 12.7%, for the third quarter of 2025 compared to the same period in 2024. Overall, the average balance of total interest earning assets increased from last year’s third quarter average by $51.8 million, or 4.1%, while total interest income increased by $1.8 million, or 10.6%, from the third quarter of 2024.

On the liability side of the balance sheet, total average deposits of $1.238 billion for the third quarter of 2025 were $72.8 million, or 6.3%, higher than the 2024 third quarter average. The increase reflects the Company’s successful business development efforts. Additionally, the Company’s core deposit base continued to demonstrate the strength and stability that it has for many years due to customer loyalty and confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source. The loan to deposit ratio averaged 86.2% in the third quarter of

2025, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility.

Total interest expense in the third quarter of 2025 favorably decreased by $345,000, or 4.4%, when compared to the third quarter of 2024. Deposit interest expense increased by $34,000, or 0.5%, as total average interest-bearing deposits grew by $77.9 million, or 7.9%, compared to the third quarter of last year. Overall, total deposit cost (including the benefit of non-interest-bearing demand deposits which decreased slightly between years) averaged 2.10% in the third quarter of 2025, which is a 12-basis point improvement from the third quarter of 2024.

Total borrowings interest expense decreased by $379,000, or 29.0%, for the third quarter of 2025 when compared to the third quarter of 2024. The Company’s average utilization of overnight borrowed funds in the third quarter of 2025 was significantly lower than the 2024 third quarter average level by $19.5 million, or 68.0%, due to the higher level of total average deposits. The decrease in borrowings interest expense also reflects the Federal Reserve’s 2024 action to ease monetary policy by 100 basis points which had an immediate and favorable impact on the cost of overnight borrowed funds. Additionally, advances from the Federal Home Loan Bank averaged $47.7 million for the third quarter of 2025, which was $5.7 million, or 10.7%, lower than the $53.4 million average for the 2024 third quarter.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three-month periods ended September 30, 2025 and 2024 setting forth (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans and trading securities for the three months ended September 30, 2025 and 2024 was $19,000 and $7,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended September 30 (In thousands, except percentages)

	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,066,511	$15,699	5.79%	$1,033,159	$14,308	5.45%
Short-term investments and bank deposits	13,347	144	4.23	3,935	55	5.37
Investment securities – AFS	176,540	1,967	4.46	172,033	1,765	4.10
Investment securities – HTM	66,360	640	3.86	66,459	587	3.53
Total investment securities	242,900	2,607	4.29	238,492	2,352	3.94
Trading securities	4,655	52	4.44	—	—	—
Total interest earning assets/interest income	1,327,413	18,502	5.50	1,275,586	16,715	5.14
Non-interest earning assets:
Cash and due from banks	15,502			13,606
Premises and equipment	17,543			18,828
Other assets	102,459			101,796
Allowance for credit losses	(15,309)			(15,182)
TOTAL ASSETS	$1,447,608			$1,394,634
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$250,169	$1,131	1.79%	$223,835	$1,081	1.92%
Savings	122,321	30	0.10	120,910	30	0.10
Money markets	314,665	1,917	2.42	314,436	2,249	2.85
Time deposits	379,299	3,471	3.63	329,330	3,155	3.81
Total interest bearing deposits	1,066,454	6,549	2.44	988,511	6,515	2.62
Short-term borrowings	9,163	111	4.81	28,670	417	5.70
Advances from Federal Home Loan Bank	47,702	528	4.39	53,418	600	4.47
Subordinated debt	27,000	263	3.90	27,000	263	3.90
Lease liabilities	4,061	25	2.45	4,383	26	2.44
Total interest bearing liabilities/interest expense	1,154,380	7,476	2.57	1,101,982	7,821	2.82
Non-interest bearing liabilities:
Demand deposits	171,161			176,286
Other liabilities	10,597			11,950
Shareholders’ equity	111,470			104,416
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,447,608			$1,394,634
Interest rate spread			2.93			2.32
Net interest income/ Net interest margin (non-GAAP)		11,026	3.27%		8,894	2.71%
Tax-equivalent adjustment		(19)			(7)
Net Interest Income (GAAP)		$11,007			$8,887

…..PROVISION FOR CREDIT LOSSES…..The Company recorded a $360,000 provision for credit losses in the third quarter of 2025 after recording a provision recovery of $51,000 in the third quarter of 2024, resulting in an increase in expense of $411,000. The provision for credit losses in the third quarter of 2025 primarily reflected an increase in the specific reserves related to a commercial/owner-occupied CRE loan relationship.

…..NON-INTEREST INCOME…..Non-interest income for the third quarter of 2025 totaled $4.4 million and increased by $198,000, or 4.7%, from the third quarter of 2024 performance. Factors contributing to the higher level of non-interest income for the quarter included:

●	a $289,000, or 118.4%, increase in BOLI revenue due to the Company receiving two death claims during the third quarter of 2025;
●	wealth management fees decreased by $201,000, or 6.6%, due to the volatility and uncertainty that existed in the financial markets as a result of government fiscal policy;
●	a $102,000, or 19.6%, increase in other income due primarily to the adjustment to the fair value of a risk participation agreement as well as the credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing its interest rate risk position. Specifically, these adjustments favorably impacted other income by $197,000 during the third quarter of 2025;
●	the Company recognized trading securities revenue of $55,000 during the third quarter of 2025 from the $5 million trading account established earlier in the year; and
●	a $46,000, or 54.1%, decrease in mortgage banking revenue resulting from a decreased level of residential mortgage production in 2025.

…..NON-INTEREST EXPENSE…..Non-interest expense for the third quarter of 2025 totaled $12.0 million and increased by $243,000, or 2.1%, from the prior year’s third quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	a $230,000, or 33.5%, increase in other expense due primarily to the recognition of workout expenses related to a loan relationship secured by an owner-occupied CRE property;
●	a $195,000, or 2.7%, increase in salaries and employee benefits due to the net impact of certain items within this broad category. Total salaries cost increased $233,000, or 4.6%, due to a higher level of full-time equivalent employees. Partially offsetting the higher salaries cost was a reduced level of incentive compensation by $52,000, or 17.0%, in the wealth management as well as the commercial and residential lending divisions; and
●	a $191,000, or 24.1%, decrease in professional fees as 2024 legal and professional services costs were unfavorably impacted by litigation and responses to the actions of an activist investor.

…..INCOME TAX EXPENSE…..The Company recorded income tax expense of $540,000, or an effective tax rate of 17.5%, in the third quarter of 2025. This compares to income tax expense of $237,000, or an effective tax rate of 16.7%, for the third quarter of 2024.

NINE MONTHS ENDED SEPTEMBER 30, 2025 VS. NINE MONTHS ENDED SEPTEMBER 30, 2024

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Net income	$4,170	$2,712
Diluted earnings per share	0.25	0.16
Return on average assets	0.39%	0.26%
Return on average equity	5.05	3.52

For the nine-month period ended September 30, 2025, the Company reported net income of $4,170,000, or $0.25 per diluted common share. This represented a 56.3% increase in earnings per share from the nine-month period of 2024 when net income totaled $2,712,000, or $0.16 per diluted common share. An increase in total revenue was caused by meaningful improvement in net interest income for the first nine months of 2025 because of effective balance sheet management. Specifically, the Company’s net interest margin increased by 41-basis points for the first nine months of 2025 leading to a $4.8 million increase in net interest income which is important since this category represents approximately 70% of total revenue. Additionally, non-interest expense has favorably declined for the first nine months of 2025 as the Company continues to diligently focus on both revenue growth and expense control to further improve its operating efficiency.

Unfavorably impacting earnings was the Company recognizing a higher provision for credit losses for the nine months of 2025 when compared to 2024. Overall, the Company’s earnings performance through the first nine months of 2025 exceeded earnings through the first nine months of 2024 by $1.5 million, or 53.8%, and resulted from increased net interest income and lower total non-interest expense which more than offset the higher provision for credit losses and lower level of non-interest income.

…..NET INTEREST INCOME AND MARGIN…..The following table compares the Company’s net interest income performance for the first nine months of 2025 to the first nine months of 2024 (in thousands, except percentages):

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	Change	% Change
Interest income	$53,194	$49,442	$3,752	7.6%
Interest expense	21,862	22,933	(1,071)	(4.7)
Net interest income	$31,332	$26,509	$4,823	18.2
Net interest margin	3.13%	2.72%	0.41%	15.1

The Company's net interest income for the first nine months of 2025 increased by $4.8 million, or 18.2%, when compared to the first nine months of 2024. The Company’s net interest margin of 3.13% for the nine months of 2025 represented a 41-basis point increase. As previously discussed for the quarterly comparison, the increase reflects controlled balance sheet growth, as both total loans and total deposits are at higher average levels due to management’s effective business development strategies. This, combined with effective pricing strategies, resulted in both the total earning asset yield and cost of interest-bearing funds improving between years. The Federal Reserve’s action to lower short-term interest rates during the latter portion of 2024 favorably impacted total interest-bearing deposits and borrowings costs. Also, while the U.S. Treasury yield curve remains modestly inverted on the short end, yields in the mid to long end of the curve are higher and demonstrated a steeper upward slope which favorably impacted earning asset yields. Management believes the net interest margin will continue to improve through the remainder of 2025 given the Company’s effective execution of strategy along with the Federal Reserve’s action to ease monetary policy in September and October 2025, which should further reduce funding costs.

Total average loans in the first nine months of 2025 grew from the 2024 nine-month average by $35.9 million, or 3.5%, due to consistent new loan funding opportunities throughout 2024. So far in 2025, loan payoff activity has exceeded originations and resulted in a $12.7 million, or 1.2%, decrease in total loans since December 31, 2024. Total loan interest income improved in the first nine months of 2025 compared to the first nine months of 2024 due to the increased level of average total loans outstanding, and a portion of CRE loans, that were booked at the onset of the COVID pandemic when interest rates were low, have been repricing upward during the first nine months of 2025. As previously discussed for the quarterly comparison, loan interest income was also favorably impacted by a higher level of loan fee income primarily due to prepayment fees collected on the increased early payoff activity experienced so far this year. Total 2025 year to date loan fee income was $544,000, or 95.8%, higher when compared to the same timeframe in 2024. These favorable items resulted in total loan interest income improving by $3.0 million, or 7.2%, when the first nine months of 2025 are compared to the first nine months of 2024.

Total investment securities averaged $238.9 million for the first nine months of 2025, which was $494,000, or 0.2%, higher than the $238.4 million average for the first nine months of 2024. The increase reflects the higher level of loan prepayment activity, as well as the strengthening of the Company’s liquidity position during the first nine months of

2025 due to deposit growth. Therefore, as previously discussed for the quarterly comparison, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases more attractive. As a result, the securities portfolio grew by $17.3 million, or 7.9%, since December 31, 2024. The improved yields for new securities purchased as well as several subordinated debt instruments being called during 2025 and replaced with higher yielding investments caused interest income from investments to increase by $369,000, or 5.1%, for the first nine months of 2025 compared to last year’s first nine months.

During the second quarter of 2025, the Company established an investment trading account which holds primarily U.S. Treasury and municipal (taxable and tax-exempt) securities. Interest income recognized on the trading securities totaled $85,000 for the first nine months of 2025. Overall, through nine months, the average balance of total interest earning assets increased from last year’s average by $47.7 million, or 3.7%, while total interest income increased by $3.8 million, or 7.6%, from the first nine months of 2024.

On the liability side of the balance sheet, total average deposits through the first nine months of 2025 were $69.5 million, or 6.0%, higher when compared to the first nine months of 2024 due to the Company’s successful business development efforts. Additionally, as previously mentioned, the Company’s core deposit base continues to demonstrate the strength and stability that it has for many years indicating what we believe is customer loyalty and confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source.

Total interest expense favorably decreased by $1.1 million, or 4.7%, for the first nine months of 2025 when compared to the same time period of 2024. Deposit interest expense declined by $22,000, or 0.1%, through the first nine months of 2025 despite total average interest-bearing deposits growing by $71.9 million, or 7.3%, compared to the first nine months of last year. The year to date decrease in deposit interest expense reflects total interest-bearing deposit cost demonstrating a declining trend that coincided with the Federal Reserve easing monetary policy during the final four months of 2024. The Federal Reserve’s action to ease monetary policy in September and October 2025 is anticipated to have a favorable impact on fourth quarter interest bearing deposit costs. Overall, total deposit cost (including the benefit of non-interest-bearing demand deposits which declined modestly between years) averaged 2.07% in the first nine months of 2025, which is a 12-basis point improvement from the first nine months of 2024.

Total borrowings interest expense declined by $1.0 million, or 27.4%, for the first nine months of 2025 when compared to the same time period of 2024. The Company’s utilization of overnight borrowed funds for the nine months of 2025 was significantly lower than the first nine months of 2024, resulting in the year-to-date average decreasing by $23.8 million, or 78.8%, due to the higher level of total average deposits. The decrease in borrowings interest expense also reflects the Federal Reserve’s 2024 action to ease monetary policy by 100 basis points which had an immediate and favorable impact on the cost of overnight borrowed funds.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the nine-month periods ended September 30, 2025 and 2024. For a detailed discussion of the components and assumptions included in the table, see the paragraph on page 42 before the quarterly table. The tax equivalent adjustments to interest income on loans and trading securities for the nine months ended September 30, 2025 and 2024 was $45,000 and $19,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Nine months ended September 30 (In thousands, except percentages)

	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,066,789	$45,155	5.60%	$1,030,887	$42,099	5.39%
Short-term investments and bank deposits	11,847	433	4.83	3,835	183	6.25
Investment securities – AFS	172,698	5,653	4.36	172,740	5,465	4.22
Investment securities – HTM	66,160	1,895	3.82	65,624	1,714	3.48
Total investment securities	238,858	7,548	3.98	238,364	7,179	4.02
Trading securities	3,249	103	4.11	—	—	—
Total interest earning assets/interest income	1,320,743	53,239	5.34	1,273,086	49,461	5.11
Non-interest earning assets:
Cash and due from banks	15,566			14,212
Premises and equipment	17,728			18,604
Other assets	103,245			100,593
Allowance for credit losses	(14,935)			(15,406)
TOTAL ASSETS	$1,442,347			$1,391,089
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$252,634	$3,417	1.81%	$223,163	$3,164	1.89%
Savings	122,179	89	0.10	120,528	88	0.10
Money markets	318,083	5,663	2.38	312,379	6,629	2.83
Time deposits	362,690	9,912	3.65	327,659	9,222	3.75
Total interest bearing deposits	1,055,586	19,081	2.42	983,729	19,103	2.59
Short-term borrowings	6,406	230	4.80	30,214	1,308	5.69
Advances from Federal Home Loan Bank	51,142	1,685	4.41	50,671	1,652	4.34
Subordinated debt	27,000	790	3.90	27,000	789	3.90
Lease liabilities	4,134	76	2.45	4,351	81	2.49
Total interest bearing liabilities/interest expense	1,144,268	21,862	2.55	1,095,965	22,933	2.79
Non-interest bearing liabilities:
Demand deposits	176,393			178,762
Other liabilities	11,304			13,332
Shareholders’ equity	110,382			103,030
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,442,347			$1,391,089
Interest rate spread			2.79			2.32
Net interest income/ Net interest margin (non-GAAP)		31,377	3.13%		26,528	2.72%
Tax-equivalent adjustment		(45)			(19)
Net Interest Income (GAAP)		$31,332			$26,509

…..PROVISION FOR CREDIT LOSSES…..For the first nine months of 2025, the Company recognized a $3.4 million provision for credit losses after recognizing a provision recovery of $174,000 in the first nine months of 2024, resulting in a net unfavorable change of $3.6 million. The provision for credit losses in 2025 primarily reflects the resolution of the Company’s largest problem asset, a loan secured by a mixed use commercial real estate retail/office property in the Pittsburgh market. The provision covered an additional $2.8 million charge-down that was necessary to write this loan down to a court approved sales price. The 2025 provision for credit losses also reflects an increase in the specific reserves related to a commercial/owner-occupied CRE loan relationship. In addition, the Company recognized

$645,000 of provision expense for the investment securities portfolio related to establishing a full reserve for an available for sale corporate security due to further credit deterioration after a partial reserve for this particular security was established last year. It should be noted that this non-performing security was charged off against the $1.0 million allowance during the third quarter of 2025. Partially offsetting these provision expenses was the recognition of a $692,000 provision recovery on unfunded commitments based primarily upon the results of an independent third-party validation recommendation to adjust the utilization rates used to calculate the provision.

…..NON-INTEREST INCOME…..Non-interest income for the first nine months of 2025 totaled $12.6 million and declined by $904,000, or 6.7%, from the first nine months of 2024 performance. Factors contributing to the lower level of non-interest income for the nine-month period included:

●	wealth management fees decreased by $880,000, or 9.4%, which is attributed to the volatility and uncertainty that existed in the financial markets due to government fiscal policy, particularly earlier in 2025. While equity markets rebounded during the second and third quarters of 2025, the first quarter 2025 decline in major market indexes unfavorably impacted equity securities resulting in management fees declining. Additionally, the Financial Services division benefited from several large new business relationships in 2024. Overall, the fair market value of wealth management assets totaled $2.7 billion at September 30, 2025 and increased by $102.1 million, or 4.0%, since December 31, 2024;
●	a $220,000, or 26.8%, increase in BOLI revenue resulting from the Company receiving two death claims during the third quarter of 2025;
●	a $183,000, or 8.3%, decrease in other income due to the Company recognizing a $250,000 signing bonus from the renewal of a contract with Visa during the first quarter of 2024 while there was no such bonus in 2025;
●	a $106,000, or 45.9%, decrease in mortgage banking revenue due to a lower level of residential mortgage loan production in 2025; and
●	the Company recognized trading securities revenue of $90,000 during the first nine months of 2025 from the $5 million trading account established in the second quarter of 2025.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first nine months of 2025 totaled $35.4 million and decreased by $1.4 million, or 3.9%, from the prior year’s first nine months. Factors contributing to the lower level of non-interest expense for the nine-month period included:

●	a $1.7 million, or 43.7%, decrease in professional fees as 2024 legal and professional services costs were unfavorably impacted by litigation and responses to the actions of an activist investor. This matter was resolved in June 2024 as a result of a Settlement Agreement;
●	a $274,000, or 11.2%, decrease in other expense driven primarily by the Company having to recognize a $410,000 pension settlement charge in 2024 while no such charge was required so far in 2025. Partially offsetting this decrease was the recognition of additional workout expenses related to a loan relationship secured by an owner-occupied CRE property; and
●	a $269,000, or 1.3%, increase in salaries and employee benefits due to the net impact of certain items within this broad category. Health care costs were $364,000, or 15.1%, higher as the Company did not have to recognize any premium costs in January 2024 due to the effective negotiations with its health care provider last year. Total salaries cost increased by $411,000, or 2.7%, due to annual salary merit increases. Partially offsetting these higher costs within total salaries and employee benefits was a reduced level of incentive compensation by $444,000, or 37.8%, in the wealth management as well as the commercial and residential lending divisions.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $948,000, or an effective tax rate of 18.5%, in the first nine months of 2025. This compares to an income tax expense for the first nine months of 2024 of $611,000, or an effective tax rate of 18.4%. The higher level of income tax expense this year was due to the increased level of pre-tax income.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.5 billion at September 30, 2025, which increased by $39.1 million, or 2.8%, from the December 31, 2024 asset level. This change was related primarily to higher levels of cash and cash equivalents and investment securities which were partially offset by reduced levels of loans and loans held for sale and other real estate owned (OREO) and repossessed assets. Investment securities, including held to maturity, available for sale and trading, increased by $21.7 million, or 9.9%, as the Company’s liquidity position strengthened during the first nine months of 2025 allowing more funds to be available to invest in the securities portfolio. Further, during the second quarter of 2025, the Company established an investment trading account which holds primarily U.S. Treasury and municipal (taxable and tax-exempt) securities. The increased liquidity also resulted in cash and cash equivalents increasing by $36.0 million, or 203.0%. Loans and loans held for sale decreased by $12.7 million, or 1.2%, since year-end due to payoff activity exceeding new loan originations. OREO and repossessed assets decreased $1.5 million, or 86.1%, due primarily to the sale of a foreclosed office property during the first quarter of 2025.

Total deposits increased by $57.6 million, or 4.8%, in the first nine months of 2025. Management believes this demonstrates customer confidence as well as the strength and loyalty of the Company’s core deposit base. As of September 30, 2025, the 25 largest depositors represented 29.8% of total deposits, which increased from December 31, 2024 when it was 27.6%. As of September 30, 2025 and December 31, 2024, the estimated amount of uninsured deposits was $490.8 million and $435.7 million, respectively. The estimate of uninsured deposits was done at the single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 60% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized by investment securities or FHLB letters of credit to protect these depositor funds. Total short-term and FHLB borrowings were reduced by $22.7 million, or 32.1%, since year-end 2024 as a result of the higher level of deposits. Specifically, short-term borrowings decreased by $14.6 million, while FHLB term advances decreased $8.0 million, or 14.3%, in the first nine months of 2025.

The Company’s total shareholders’ equity increased by $7.3 million, or 6.8%, during the first nine months of 2025. The increase in capital was the result of the Company’s earnings performance during the first nine months of 2025 more than offsetting its common stock dividend payments to shareholders. In addition, the improved market value of the available for sale investment securities portfolio had a positive impact on accumulated other comprehensive loss.

The Bank continues to be considered well capitalized for regulatory purposes with a total capital ratio of 12.60% and a common equity tier 1 capital ratio of 11.35% at September 30, 2025. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of September 30, 2025, the Company’s book value per common share was $6.94 and its tangible book value per common share was $6.11(1). Book value per common share increased by $0.39, or 6.0%, and tangible book value per common share increased by $0.39, or 6.8%, since September 30, 2024, due to a favorable adjustment for both the unrealized loss on available for sale securities and the Company’s defined benefit pension plan along with the Company’s improved earnings. In addition, the Company’s equity to asset ratio was 7.84% and its tangible common equity to tangible assets ratio was 6.97%(1) at September 30, 2025. The tangible common equity ratio increased by 33-basis points when compared to December 31, 2024.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing loans, and classified loans (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2025	2024	2024
Total accruing loan delinquency	$2,668	$4,475	$5,421
Total non-accrual loans	14,421	10,810	9,807
Total non-performing loans(1)	14,713	10,933	9,819
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.25%	0.42%	0.52%
Non-accrual loans, as a percentage of total loans, net of unearned income	1.37	1.01	0.94
Non-performing loans, as a percentage of total loans, net of unearned income(1)	1.39	1.02	0.94
Non-performing loans as a percentage of total assets(1)	1.01	0.77	0.70
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.37	0.19	0.06
Annualized provision (recovery) for credit losses - loans	0.43	0.08	(0.02)
Total classified loans (loans rated substandard or doubtful)(2)	$20,174	$23,552	$19,244
(1)	Non-performing loans are comprised of loans that are on a non-accrual basis and loans that are contractually past due 90 days or more as to interest and principal payments.
(2)	Total classified loans include non-performing residential mortgage and consumer loans.

The decrease in accruing loan delinquency since year-end 2024 was attributable to a lower level of delinquency within all segments of the loan portfolio. Specifically, two delinquent commercial loans from one borrower relationship were transferred to non-accrual status during 2025 which significantly contributed to the decrease in accruing loan delinquency. Non-performing loans increased from $10.9 million at December 31, 2024 to $14.7 million at September 30, 2025 due to the transfer of two CRE loans and three C&I loans from one borrower relationship and one additional CRE loan into non-accrual status which more than offset the charge-down of a CRE loan secured by a mixed use commercial real estate property. The aforementioned charge-down of a CRE loan contributed to the decrease in classified loans. Specifically, classified loans decreased $3.4 million, or 14.3%, from December 31, 2024 and totaled $20.2 million at September 30, 2025.

Non-performing loans represented 1.39% of total loans as of September 30, 2025. The Company recognized net loan charge-offs of $2.9 million, or 0.37% of total average loans, in the first nine months of 2025 compared to net loan charge-offs of $488,000, or 0.06% of total average loans, in the first nine months of 2024.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2025, the 25 largest credits represented 24.2% of total loans outstanding, which is relatively consistent with December 31, 2024 when it was 24.0%.

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

There is a particular regulatory emphasis on ensuring that a subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which for the Bank stood at 366% as of September 30, 2025. It should be noted that this ratio improved from 379% at December 31, 2024 due to the growth of total regulatory capital in the first nine months of 2025 combined with a decrease in the outstanding balance of non-owner occupied commercial real estate loans. Further, non-owner occupied commercial real estate loans represented 51.4% and 51.3% of total loans as of September 30, 2025 and December 31, 2024, respectively.

The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. The following table presents the Company’s non-owner occupied commercial real estate loan portfolio by property type.

	September 30, 2025
	Commercial	Commercial
	Real Estate	Real Estate	Other Commercial
	(Non-Owner Occupied) -	(Non-Owner Occupied) -	Real Estate
	Retail	Multi-Family	(Non-Owner Occupied)	Total

	(In thousands)
1-4 unit residential	$—	$—	$26,014	$26,014
Multi-family	—	108,737	—	108,737
Mixed use - apartments & retail/office	—	17,017	—	17,017
Retail strip plaza	61,498	—	—	61,498
Mall	3,328	—	—	3,328
Major shopping center with anchor tenants	29,214	—	—	29,214
Commercial office - urban	—	—	18,859	18,859
Commercial office - suburban	—	—	20,133	20,133
Hotel/motel	—	—	37,347	37,347
Retail/service shops	86,509	—	—	86,509
Personal care/hospital/medical office	—	—	23,094	23,094
Manufacturing/warehouse	—	—	95,413	95,413
Other	—	—	1,040	1,040
Land acquisition and development	—	—	14,452	14,452
Total	$180,549	$125,754	$236,352	$542,655

…..ALLOWANCE FOR CREDIT LOSSES…..The following table sets forth the allowance for credit losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2025	2024	2024
Allowance for credit losses - loans	$14,408	$13,912	$14,420
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.36%	1.30%	1.39%
total non-accrual loans	99.91	128.70	147.04
total non-performing loans	97.93	127.25	146.86
Allowance for credit losses - securities	$94	$449	$448
Allowance for credit losses - unfunded loan commitments	274	966	936

The allowance for loan credit losses increased since December 31, 2024 by $496,000, or 3.6%, to $14.4 million at September 30, 2025. The allowance balance grew as a result of increased specific reserve allocations on certain individually evaluated loans which were tempered by a decrease in outstanding loan balances since year-end 2024. Overall, the Company continues to maintain solid coverage of total loans as the allowance for loan credit losses provided 1.36% coverage of total loans at September 30, 2025. Additionally, the allowance for loan credit losses provided 98% coverage of non-performing loans at September 30, 2025.

The allowance for credit losses on the investment securities portfolio was comprised of no reserve on AFS securities and $94,000 on held to maturity securities as of September 30, 2025. This compares to $360,000 on available for sale securities and $89,000 on held to maturity securities as of December 31, 2024. The decrease reflects the charge-off of an impaired corporate security within the available for sale portfolio during the third quarter of 2025 for which a reserve was previously established. The decrease in the allowance for credit losses on unfunded commitments since year-end 2024 resulted primarily from an independent third-party validation recommendation to adjust the utilization rates used to calculate the allowance.

…..LIQUIDITY…..The Company’s liquidity position strengthened during the first nine months of 2025 due to a higher level of loan prepayment activity as well as deposit growth. Specifically, total average deposits were $69.5 million, or 6.0%, higher when compared to the 2024 first nine-month average. The increase reflects the Company’s successful business development efforts. The Company’s core deposit base continued to demonstrate the strength and stability that it has had for many years. As of September 30, 2025, total deposits grew by $57.6 million, or 4.8%, since December 31, 2024, demonstrating customer loyalty and confidence in AmeriServ Financial Bank. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not utilize brokered deposits as a funding source. Overall, deposit volumes continue to remain at a high level. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities can also be used to help fund loan growth.

Further demonstrating the strength of the Company’s liquidity position, average short-term investments grew in the first nine months of 2025 compared to the first nine months of last year by $8.0 million, or 208.9%. Advances from the FHLB averaged $51.1 million in the first nine months of 2025 which was $471,000, or 0.9%, higher than the $50.7 million average in the first nine months of 2024. Management’s strategy to increase term advances to lock in lower rates than overnight borrowings due to the inversion in the short end of the yield curve has favorably impacted net interest income. Management continues to monitor the changing economic conditions and adjust pricing strategies accordingly which largely determines customer behavior and the level of total deposits as well as shifts within the total deposit mix. Also, diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. The Company’s utilization of overnight borrowed funds so far in 2025 has been lower than the 2024 level. Total short-term borrowings averaged $6.4 million for the first nine months of 2025 after averaging $30.2 million for the first nine months of 2024. Continued loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. Due to the Company’s strengthened liquidity position, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases so far in 2025 more attractive. In addition, loan pipelines are currently at a typical level. Total average loans in the first nine months of 2025 were higher than the 2024 first nine-month average by $35.9 million, or 3.5%. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 86.2% in the third quarter of 2025, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility. We are also strongly positioned to service the existing loan pipeline and grow the loan to deposit ratio while remaining within the guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $36.0 million from December 31, 2024, to $53.8 million at September 30, 2025, due to $33.3 million of net cash provided by financing activities, $1.9 million of net cash provided by operating activities, and $786,000 of net cash provided by investing activities. Within investing activities, cash advanced for new loans originated totaled $103.4 million while cash received from loan principal payments was $112.8 million leading to a net decrease in loans of $9.4 million. Within financing activities, total short-term borrowings decreased by $14.6 million, total borrowings on advances from FHLB decreased by $8.0 million while total deposits increased by $57.6 million.

The holding company had $4.6 million of cash, short-term investments, and investment securities at September 30, 2025, which represented a $2.3 million decrease from the holding company’s cash position since December 31, 2024. Dividend payments from our subsidiary provide ongoing cash to the holding company. At September 30, 2025, our subsidiary Bank had $3.0 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Additionally, during the first quarter of 2025, the holding company established a $3 million line of credit with an unrelated financial institution which can be used for general corporate purposes. There were no borrowings under the line at September 30, 2025. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payments on its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $53.8 million and $17.7 million at September 30, 2025 and December 31, 2024, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At September 30, 2025, the Company had $299 million of overnight borrowing availability at the FHLB, $43 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Bank’s common equity tier 1 capital ratio was 11.35%, the tier 1 capital ratio was 11.35%, and the total capital ratio was 12.60% at September 30, 2025. The Bank’s tier 1 leverage ratio was 9.26% at September 30, 2025. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2025.

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

Our focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.03 per quarter. The Company had a book value of $6.94 per common share and a tangible book value of $6.11(1) per common share on September 30, 2025. In addition, our common equity ratio was 7.84% and our tangible common equity ratio was 6.97%(1). At September 30, 2025, the Company had approximately 16.5 million common shares outstanding.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200 bp increase	(0.9)%	11.1%
100 bp increase	(0.3)	6.4
100 bp decrease	(0.6)	(9.9)
200 bp decrease	(2.5)	(23.4)

The Company believes that its overall interest rate risk position is well controlled. The execution of $70 million of interest rate hedges during 2023, in order to fix the cost of certain deposits that are indexed and move with short-term interest rates, reduced the Company’s negative variability of net interest income in a rising interest rate environment and helped slow net interest margin compression while interest rates were rising. As of September 30, 2025, the fed funds rate was at a targeted range of 4.00% to 4.25%. The Federal Reserve took action in September 2025 to ease monetary policy and decreased the target fed funds rate by 25-basis points.

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

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk. The Company had various outstanding commitments to extend credit approximating $243.9 million and standby letters of credit of $7.8 million as of September 30, 2025. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at September 30, 2025 and December 31, 2024 (in thousands, except share and ratio data):

	September 30,	December 31,
	2025	2024
Total shareholders’ equity	$114,575	$107,248
Less: Intangible assets	13,672	13,688
Tangible common equity	100,903	93,560
Total assets	1,461,494	1,422,362
Less: Intangible assets	13,672	13,688
Tangible assets	1,447,822	1,408,674
Tangible common equity ratio (non-GAAP)	6.97%	6.64%
Total shares outstanding	16,519,267	16,519,267
Tangible book value per share (non-GAAP)	$6.11	$5.66

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2025 are effective.

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

Item 1A. Risk Factors

Not applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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
101

Includes the following financial and related information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: November 13, 2025	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: November 13, 2025	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer