Form 10-K
period 2025-12-31
AMERISERV FINANCIAL INC /PA/
filed 2026-03-18
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $46,410,960 as of June 30, 2025.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 16,964,267 shares outstanding as of March 13, 2026.

DOCUMENTS INCORPORATED BY REFERENCE.

None

FORM 10-K INDEX

PART I

ITEM 1.   BUSINESS

GENERAL

AmeriServ Financial, Inc. (the Company) is a bank holding company organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of AmeriServ Financial Bank (the Bank) in January 1983. When used in this report, the “Company” may refer, depending on the context, to AmeriServ Financial, Inc. individually or AmeriServ Financial, Inc. and its direct subsidiary.

The Company’s principal activities consist of owning and operating its wholly owned subsidiary entity. At December 31, 2025, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $1.5 billion, $1.2 billion, and $119.3 million, respectively. The Company and its subsidiary derive substantially all of their income from banking, bank related services, and trust and wealth management related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entity in general management, accounting and taxes, loan review, internal audit, investment accounting, marketing and risk management.

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

The AmeriServ Wealth and Capital Management division of the Bank focuses on wealth management and administers assets valued at approximately $2.7 billion that are not recognized on the Company’s balance sheet at December 31, 2025. Wealth management includes personal trust products and services such as personal investment portfolio management, estate planning and administration, custodial services and pre-need trusts, as well as institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts. The division also includes financial services, which provide the sale of mutual funds, annuities, and insurance products. AmeriServ Wealth and Capital Management also offers the union collective investment funds, the ERECT Funds, which are designed to use union pension dollars in construction projects that utilize union labor.

We believe that the loss of one depositor or a related group of depositors would not have a materially adverse effect on the Bank’s business. The Bank’s business is not seasonal, nor does it have any risks attendant to foreign sources. A significant majority of the Bank’s customer base is located within a 250-mile radius of Johnstown, Pennsylvania, the Bank’s headquarters.

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the PDB. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios of the Bank at December 31, 2025:

AmeriServ Financial Bank	Johnstown, PA
Total Assets	$1,449,813
Total Investment Securities (net of allowance for credit losses) and Trading Securities	251,950
Total Loans and Loans Held for Sale (net of unearned income)	1,032,968
Total Deposits	1,249,609
Total Net Income	8,640
Asset Leverage Ratio	9.32%
Return on Average Assets	0.60
Return on Average Equity	6.45
Total Full-Time Equivalent Employees	274

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms resulting in an economic loss to the organization. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. The Company’s primary credit risk occurs in the loan portfolio with limited credit risk within the investment portfolio due to holdings of corporate and municipal securities. The Company uses its Credit Policy and a disciplined approach to evaluate the adequacy of the allowance for credit losses (the ACL) in order to monitor and manage credit risk. The Company’s Investment Policy and Hedging Policy seek to limit the amount of credit risk that may be assumed in the investment portfolio and through hedging activities.

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

The banking regulatory agencies have expressed concerns about weaknesses in certain sectors of the current commercial real estate market. Banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures. If the Company's banking regulators determine that our commercial real estate lending activities are particularly risky and are subject to such heightened scrutiny, the Company may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities. Furthermore, failures in the Company's risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

The Company utilizes a robust and diligent risk management framework to monitor the non-owner occupied commercial real estate segment of the portfolio. This analysis considers more forward-looking credit metrics such as stress test results and underwriting trend data, coupled with risk tolerance and concentration guidelines. Specifically, management has implemented and continues to maintain heightened risk management procedures and prudent underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, collateral values and theoretical impact to capital. A robust semi-annual risk assessment of the commercial real estate portfolio is also conducted to evaluate the quality and trends in key underwriting metrics such as debt service coverage ratios, loan-to-value ratios, etc., as well as analyzing market data for both significant segments of the portfolio and segments perceived to evidence heightened risk. The process is intended to allow identification of emerging risk, in part, to determine any future change to lending policy, underwriting practices or broader lending strategy prior to any indication of performance deterioration.

The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. At December 31, 2025, the Bank’s non-owner occupied commercial real estate loan concentration stood at 352% of total regulatory capital. It should be noted that this ratio decreased from 379% at December 31, 2024, due to contraction in non-owner occupied commercial real estate loan balances combined with an increase in total regulatory capital between years. Further, non-owner occupied commercial real estate loans represented 50.4% and 51.3% of total loans as of December 31, 2025 and 2024, respectively.

The following table presents our non-owner occupied commercial real estate loan portfolio by property type.

	DECEMBER 31, 2025
	COMMERCIAL	COMMERCIAL
	REAL ESTATE	REAL ESTATE	OTHER COMMERCIAL
	(NON-OWNER OCCUPIED) -	(NON-OWNER OCCUPIED) -	REAL ESTATE
	RETAIL	MULTI-FAMILY	(NON-OWNER OCCUPIED)	TOTAL

	(IN THOUSANDS)
1-4 unit residential	$—	$—	$24,258	$24,258
Multi-family	—	114,179	—	114,179
Mixed use - apartments & retail/office	—	16,906	—	16,906
Retail strip plaza	62,500	—	—	62,500
Mall	3,228	—	—	3,228
Major shopping center with anchor tenants	30,396	—	—	30,396
Commercial office - urban	—	—	15,065	15,065
Commercial office - suburban	—	—	19,821	19,821
Hotel/motel	—	—	35,941	35,941
Retail/service shops	75,406	—	—	75,406
Personal care/hospital/medical office	—	—	20,914	20,914
Manufacturing/warehouse	—	—	85,974	85,974
Other	—	—	1,032	1,032
Land acquisition and development	—	—	14,930	14,930
Total	$171,530	$131,085	$217,935	$520,550

Residential Mortgages

This category includes mortgages that are secured by residential property. Underwriting of loans within this category is pursuant to Fannie Mae underwriting guidelines, with the exception of Community Loan Program loans, which have specialized internal loan program standards. The major risk in this category is that a significant downward economic trend would increase unemployment and cause payment default. The Bank does not engage, and has never engaged, in subprime residential mortgage lending.

Secondary Market Activities

The residential lending department of the Bank originates one-to-four family mortgage loans for customers, some of which are sold to outside investors in the secondary market and some of which are retained for the Bank’s portfolio. Mortgages sold in the secondary market are sold to investors on a “flow” basis; mortgages are priced and delivered on a “best efforts” pricing basis, with servicing released to the investor. As previously stated above, Fannie Mae guidelines are used in underwriting all mortgages with the exception of a limited amount of Community Reinvestment Act (CRA) loans and internal special programs. Mortgages with longer terms, such as 30-year, FHA, and VA loans, are usually sold. The remaining production of the department includes construction, adjustable-rate mortgages, and quality non-salable loans. These loans are usually kept in the Bank’s portfolio.

Consumer Loans

This category includes consumer installment loans and revolving credit plans. A meaningful portion of this portfolio consists of home equity loans secured by residential real estate. Underwriting is pursuant to industry norms and guidelines. The major risk in this category is a significant economic downturn.

INVESTMENTS

The strategic focus of the investment securities portfolio is managed for liquidity and earnings in a prudent manner that is consistent with proper bank asset/liability management and current banking practices. The objectives of portfolio management include consideration of proper liquidity levels, interest rate and market valuation sensitivity, and profitability. The investment portfolio of the Company and its subsidiary are proactively managed, including in accordance with federal and state laws and regulations and in accordance with generally accepted accounting principles (GAAP). All holdings must meet standards documented in Investment Policy, unless otherwise approved by the Company’s CEO or the Asset/Liability Management Committee.

The investment portfolio is primarily made up of highly rated agency mortgage-backed securities, high quality corporate securities, municipal securities, and agency securities. Management strives to maintain a portfolio duration that is less than 60 months.

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

The following table sets forth the weighted average yield for each type of investment security and range of maturity as of December 31, 2025. Yields are not presented on a tax-equivalent basis but are based upon the cost basis and are weighted for the scheduled maturity.

Investment securities available for sale:

	AT DECEMBER 31, 2025
					TOTAL
				U.S. AGENCY	INVESTMENT
				MORTGAGE-	SECURITIES
			CORPORATE	BACKED	AVAILABLE
	U. S. AGENCY	MUNICIPAL	BONDS	SECURITIES	FOR SALE
Within 1 year	—%	3.52%	5.50%	—%	5.34%
After 1 year but within 5 years	1.71	2.49	6.72	3.40	5.23
After 5 years but within 10 years	1.67	4.62	6.20	2.98	5.53
Over 10 years	2.73	4.89	6.03	3.52	3.57
Total	1.91	3.65	6.25	3.50	4.24

Investment securities held to maturity:

	AT DECEMBER 31, 2025
					TOTAL
				U.S. AGENCY	INVESTMENT
			CORPORATE	MORTGAGE-	SECURITIES
			BONDS AND	BACKED	HELD TO
	U. S. AGENCY	MUNICIPAL	OTHER	SECURITIES	MATURITY
Within 1 year	—%	3.61%	5.18%	—%	4.26%
After 1 year but within 5 years	—	3.33	—	—	3.33
After 5 years but within 10 years	2.01	2.82	6.80	3.89	3.08
Over 10 years	—	3.50	—	4.44	4.43
Total	2.01	3.13	6.13	4.42	3.85

Finally, securities classified as trading assets are purchased with the intent of selling them in the near term (less than 30 days) to generate profits from short-term changes in price. Trading securities are reported at fair value with unrealized gains and losses included in income. The Company participates in limited trading activity.

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

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past two calendar years:

	2025		2024

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$174,295	—%	$178,686	—%
Interest bearing	249,972	1.75	225,741	1.88
Savings	121,945	0.10	120,231	0.10
Money market	324,166	2.36	314,138	2.77
Time deposits (1)	365,700	3.64	330,013	3.75
Total deposits	$1,236,078	2.06%	$1,168,809	2.18%
(1)	Time deposits include certificates of deposit (CDs) and individual retirement accounts (IRAs).

The Federal Deposit Insurance Corporation (FDIC) is an independent agency of the United States government that protects bank depositors against loss. The Bank is an FDIC-insured institution; therefore, deposits are insured up to the standard insurance amount of $250,000 per depositor. As of December 31, 2025 and 2024, the estimated amount of uninsured deposits was $476.2 million and $435.7 million, respectively. The estimate of uninsured deposits was done at a single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 60% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized with investment securities or FHLB letters of credit to protect these depositor funds.

The maturities on CDs with balances that exceed the FDIC insurance limit of $250,000 as of December 31, 2025 are as follows:

(IN THOUSANDS)
MATURING IN:
Three months or less	$52,141
Over three through six months	34,631
Over six through twelve months	28,517
Over twelve months	26,218
Total	$141,507

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

COMPETITION

The Company faces strong competition from large national and regional banks, other community banks, credit unions, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, fintech companies, and other non-bank financial service providers, many of which have greater financial, marketing and technological resources than us. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result. As the financial services industry continues to consolidate, the scope of potential competition affecting the Company will also increase. Brokerage houses, consumer finance companies, insurance companies, financial technology firms, and pension trusts are important competitors for various types of financial services. Personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals. In addition, some of these competitors, such as credit unions, are subject to a lesser degree of taxation than that imposed on the Company.

Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can also maintain funds in prepaid debit cards or digital currencies and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Emerging technologies, such as artificial intelligence (including machine learning, generative artificial intelligence and agentic artificial intelligence tools) and quantum computing, have the potential to intensify competition and accelerate disruption in the financial services industry.

While the Company does not offer products relating to digital assets, including cryptocurrencies, stablecoins and other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers, which, at present, are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions, are becoming active competitors to more traditional financial institutions.

MARKET AREA & ECONOMY

The year 2025 was extraordinary for the economy and the markets. Sweeping tariffs, a cooling labor market, rising consumer prices, a prolonged U.S. federal government shutdown, turmoil in the Middle East, and the ongoing Russia/Ukraine war were some of the many factors that should have signaled economic contraction and a downturn in the stock market. Yet, the opposite occurred. The 2025 market and economy were characterized by record-breaking resilience and significant policy shifts. The U.S. economy and major stock indexes delivered a third consecutive year of double-digit gains. The S&P 500 rose 16.4%, a third consecutive double-digit annual increase. The U.S. Treasury 10-year yield fell 40-basis points to 4.17%. Tariffs did not trigger feared recession or significant inflation. Anticipation of global tariffs caused the Gross Domestic Product (GDP) to retreat in the first quarter of 2025 before a strong second and third quarters. Real GDP increased by 2.2% for the full year, largely driven by strong consumer spending, which represented a slight deceleration from 2024's 2.8%, though the third quarter of 2025 saw a standout annualized growth of 4.3%. The Federal Reserve executed three interest rate cuts (25-basis points each), bringing the target range to 3.50% to 3.75% by December 2025. Inflation remained "sticky" but trended downward, with the Consumer Price Index ending the year at approximately 2.7%. Regarding the labor market, hiring slowed to its lowest non-recession pace in two decades, with unemployment edging higher to end the year at 4.6%.

Johnstown, Pennsylvania, where the Company is headquartered, continues to have a cost of living that is lower than the national average. Johnstown is home to The University of Pittsburgh at Johnstown, Pennsylvania Highlands Community College and Conemaugh Health System. The high-tech defense industry is the main non-health care staple of the Johnstown economy, with the region fulfilling many federal government contracts, punctuated by one of the premier defense trade shows in the U.S., the annual Showcase for Commerce. The city also hosts annual events such as the Flood City Music Festival that attracts several thousand visitors. The Johnstown, PA MSA unemployment rate increased from a 4.1% average in 2024 to a 4.8% average in 2025. A declining population trend creates a growth challenge moving forward.

Economic conditions are stronger in the State College market and mirror economic conditions experienced in the national economy. The community is a college town, dominated economically and demographically by the presence of the University Park campus of the Pennsylvania State University. “Happy Valley” is another often-used term to refer to the State College area, including the borough and the townships of College, Harris, Patton, and Ferguson. The unemployment rate for the State College MSA increased from a 2.7% average in 2024 to a 3.2% average in 2025 and remains one of the lowest of all regions in the Commonwealth. A large percentage of the population in State College falls into the 18- to 24-year-old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age.

Hagerstown in Washington County, Maryland offers a rare combination of business advantages providing a major crossroads location that is convenient to the entire East Coast at the intersection of I-81 and I-70. It has a workforce of approximately 400,000 with strengths in manufacturing and technology. It also offers an affordable cost of doing business and living, all within an hour of the Washington, D.C./Baltimore regions. There are also plenty of facilities and land slated for industrial/commercial development. Hagerstown has become a choice location for manufacturers, financial services, and distribution companies. The Hagerstown, MD-Martinsburg, WV MSA unemployment rate increased from a 3.3% average in 2024 to a 3.8% average in 2025.

The Company also has loan production offices in Wilkins Township in Allegheny County and Altoona in Blair County, Pennsylvania. Wilkins Township in Allegheny County, Pennsylvania is located 15 miles east of the city of Pittsburgh. While the city is historically known for its steel industry, today its economy is largely based on healthcare, education, technology and financial services. The city of Pittsburgh is home to many colleges, universities and research facilities, the most well-known of which are Carnegie Mellon University, Duquesne University and the University of Pittsburgh. Pittsburgh is rich in art and culture. Pittsburgh museums and cultural sites include the Andy Warhol Museum, the Carnegie Museum of Art, the Frick Art & Historical Center, and Pittsburgh Center for the Arts among numerous others. Pittsburgh is also the home of the Pirates, Steelers and Penguins. The unemployment rate for the Pittsburgh MSA increased from a 3.5% average in 2024 to a 4.0% average in 2025.

Altoona is the business center of Blair County, Pennsylvania with a strong retail, government and manufacturing base. The top field of employment in Altoona and the metro area is healthcare. Its location along I-99 draws from a large trade area over a wide geographic area that extends to State College and Johnstown. It serves as the headquarters for Sheetz Corporation, which ranks on Forbes’ list of the top privately owned companies. In addition to being located adjacent to I-99 and a major highway system, Altoona also has easy access to rail and air transportation. The average unemployment rate in the Altoona MSA increased from 3.3% in 2024 to 4.0% in 2025.

HUMAN CAPITAL RESOURCES

The Company’s long-term growth and success also depends on its ability to attract, develop and retain a high-performing workforce that represents the communities in which we operate. The Company strives to provide a work environment that promotes collaboration, productivity, and employee engagement, which in turn drives both employee and customer success, as well as benefits the communities in which the Company does business.

The Company’s executive team and the Compensation/Human Resources Committee of the Board of Directors oversee the strategic management of the Company’s human capital resources, and the Company’s Human Resources Department manages the day-to-day of those resources.

Employee profile

The Company employed 311 people as of December 31, 2025, in full- and part-time positions. Approximately 139 non-supervisory employees of the Company are represented by the United Steelworkers AFL-CIO-CLC, Local Union 2635-06. The Company is under a four-year labor contract with the United Steelworkers Local, which expires on October 16, 2029. The contract calls for annual wage increases of 4% for each of the first three years and 3% for the fourth year of the contract. The Company has not experienced a work stoppage since 1979. Unionization in financial institutions remains exceptionally low with less than 0.25% of banks nationwide being covered by a collective bargaining agreement. This unique unionization situation creates both challenges and opportunities for the Company. The key goals of organized labor are to provide their members with strong wages and benefits, stable jobs, and safe and respectable workplaces. As a result of these key union goals, the Company’s salaries and benefit costs are higher than its non-union peers as we offer good wages and strong benefits which include affordable health care and strong retirement benefits with a portion of current union employees participating in a defined benefit pension plan. The Company has consistently viewed its positive union relationships as a potential source of additional revenue. Examples of success in these efforts include the previously mentioned ERECT Funds where the AmeriServ Wealth and Capital Management division is trustee for this $248 million fund whose purpose is to invest in commercial construction projects with the requirement that they utilize union labor. The Bank has also been a preferred mortgage and consumer loan provider for the Pennsylvania State Education Association for 12 years which provides us with the opportunity to expand our lending in these products throughout Pennsylvania. Since the inception of the partnership, the Bank has funded over $350 million in mortgage and consumer loans to unionized teachers and their family members.

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

Community Reinvestment Act

All FDIC-insured institutions have a responsibility under the Community Reinvestment Act (CRA) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state-chartered bank, the federal banking regulators are required to assess an institution’s record of compliance with the CRA. On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, the asset size thresholds were updated to account for changes in the banking industry as follows: (a) “small banks” with assets less than $600 million (from less than $376 million), (b) “intermediate banks” with assets between $600 million and $2 billion (from between $376 million and $1.503 billion), and (c) “large banks” with assets greater than or equal to $2 billion (from $1.503 billion), each as adjusted for inflation subsequently. The assets as of December

31st in both of the prior two calendar years will be used to determine the appropriate size threshold. The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. For intermediate banks, the two performance tests will be: Retail Lending Test and the existing Community Development test, which is the default, but banks can opt-in to the Community Development Financing Test. The rule also exempts small and intermediate banks from new data collection requirements that apply to banks with assets of at least $2 billion and limits certain data collection and reporting requirements to large banks with assets greater than $10 billion. On July 16, 2025, the federal banking regulators issued a proposal to rescind the 2023 rule and restore the 1995 regulatory framework due to ongoing litigation uncertainty and stakeholder confusion. The 2023 final rule is currently stayed by a preliminary injunction.

FDIC Insurance of Certain Accounts and Regulation by the FDIC

The Bank is an FDIC insured financial institution whereby the FDIC provides deposit insurance for a certain maximum dollar amount per customer. The Bank, as is true for all FDIC insured banks, is subject to deposit insurance assessments as determined by the FDIC.

Under the FDIC’s risk-based deposit premium assessment system, the assessment rates for an insured depository institution (IDI) are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the Deposit Insurance Fund (DIF). As a result of the Dodd-Frank Act, the calculated assessment rate is applied to average consolidated assets less the average tangible equity of the IDI during the assessment period to determine the dollar amount of the quarterly assessment. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase, or balance sheet liquidity decreases. In addition, the FDIC can impose special assessments in certain instances. Deposit insurance assessments fund the DIF.

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

The Company uses third-party vendors to assist in monitoring, detecting, and managing cyber threats, including managed security service monitoring, penetration testing and vulnerability assessment. The Management Enterprise Risk Committee has established risk management guidelines for third-party vendors. Through the Third-Party Risk Management Committee, the Company conducts due diligence reviews of third-party vendors before contracts or agreements for provision of services are signed and conducts ongoing due diligence and oversight procedures with the frequency of the procedures determined based on a risk assessment of the services provided. Generally, the Company’s agreements with service providers include requirements related to cybersecurity and data privacy. All such agreements are reviewed periodically. The Company cannot guarantee, however, that such agreements, due diligence, and oversight procedures will prevent a cybersecurity incident from impacting information systems. Moreover, as a result of applicable laws and regulations or applicable contractual provisions, the Company may be held responsible for cybersecurity incidents attributed to its service providers in relation to any data that the Company shares with such providers.

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

Governance

The Company’s information technology resources are managed by the Information Technology Department, which is responsible for the first line of defense – identifying, assessing, and managing material risks from cybersecurity threats. The Information Technology Department is managed by the Chief Information Officer (CIO), who reports to the Company’s President and CEO. The present CIO has been employed by the Company in the information technology area for four years and was previously the CISO at the Company for two years. The present CIO has over 37 years of IT experience, 14 of that in banking. The CIO holds a current Certified Information Systems Security Professional (CISSP) designation.

The Chief Information Security Officer (CISO) whose responsibilities constitute the second line of defense provides the vision, leadership, and strategies necessary to protect the information security of the Company. The CISO manages policy, procedure, and process to ensure the execution of the Company’s Information Security and Business Continuity/ Disaster Recovery (BC/DR) Programs. The CISO reports directly to the Chief Risk Officer to provide segregation between the first and second lines of defense. The Information Security Department, among other duties, supervises internal employee training relating to cybersecurity risks, conducts access reviews relating to the Company’s information systems, and monitors implemented security measures. The present CISO has over 19 years of IT and information security experience across various organizations, including military service.

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

ITEM 2.   PROPERTIES

The principal offices of the Company occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus eleven floors of the building adjacent thereto. The Company occupies the main office, and its subsidiary entity has 13 locations which are owned. Seven additional locations are leased with terms expiring from September 30, 2026 to December 31, 2033.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of March 13, 2026, the Company had 2,345 shareholders of record for its common stock. The Company’s common stock is traded on The NASDAQ Stock Market under the symbol “ASRV.” The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

			CASH
	PRICES		DIVIDENDS
	HIGH	LOW	DECLARED
Year ended December 31, 2025:
First Quarter	$2.80	$2.35	$0.03
Second Quarter	3.04	2.08	0.03
Third Quarter	3.30	2.80	0.03
Fourth Quarter	3.22	2.87	0.03
Year ended December 31, 2024:
First Quarter	$3.27	$2.39	$0.03
Second Quarter	2.86	2.26	0.03
Third Quarter	2.79	2.27	0.03
Fourth Quarter	3.04	2.58	0.03

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

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2025	2024	2023	2022	2021

	(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$71,354	$66,505	$60,860	$49,058	$46,669
Total interest expense	29,091	30,457	24,840	8,495	7,586
Net interest income	42,263	36,048	36,020	40,563	39,083
Provision for credit losses	4,120	884	7,429	50	1,100
Net interest income after provision for credit losses	38,143	35,164	28,591	40,513	37,983
Total non-interest income	16,989	17,975	16,389	16,692	17,761
Total non-interest expense	48,336	48,740	49,368	48,004	46,970
Income (loss) before income taxes	6,796	4,399	(4,388)	9,201	8,774
Provision (benefit) for income taxes	1,184	798	(1,042)	1,753	1,702
Net income (loss)	$5,612	$3,601	$(3,346)	$7,448	$7,072
PER COMMON SHARE DATA:
Basic earnings per share	$0.34	$0.21	$(0.20)	$0.44	$0.41
Diluted earnings per share	0.34	0.21	(0.20)	0.43	0.41
Cash dividends declared	0.120	0.120	0.120	0.115	0.100
Book value at period end	7.22	6.49	5.96	6.20	6.82
BALANCE SHEET AND OTHER DATA:
Total assets	$1,453,813	$1,422,362	$1,389,638	$1,363,874	$1,335,560
Loans and loans held for sale, net of unearned income	1,032,968	1,068,409	1,038,401	990,825	986,037
Allowance for credit losses - loans	13,128	13,912	15,053	10,743	12,398
Investment securities, net of allowance for credit losses:
Available for sale	176,228	155,620	165,711	179,508	163,171
Held to maturity	72,256	63,837	63,979	61,878	53,751
Deposits	1,248,128	1,200,995	1,158,360	1,108,537	1,139,378
Total borrowed funds	75,309	101,687	115,556	138,373	72,837
Shareholders’ equity	119,312	107,248	102,277	106,178	116,549
Full-time equivalent employees	298	302	307	315	304
SELECTED FINANCIAL RATIOS:
Return on average assets	0.39%	0.26%	(0.25)%	0.55%	0.52%
Return on average total equity	5.03	3.46	(3.23)	6.83	6.48
Loans and loans held for sale, net of unearned income, as a percentage of deposits, at period end	82.76	88.96	89.64	89.38	86.54
Common stock cash dividends as a percentage of net income (loss)	35.32	55.99	(61.48)	26.41	24.14
Interest rate spread	2.82	2.41	2.47	3.11	3.01
Net interest margin	3.15	2.81	2.86	3.27	3.15
Allowance for credit losses - loans as a percentage of loans, net of unearned income, at period end	1.27	1.30	1.45	1.08	1.26
Non-performing loans as a percentage of loans, at period end	0.80	1.02	1.19	0.52	0.34
Net charge-offs as a percentage of average loans	0.46	0.19	0.35	0.17	—

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

PERFORMANCE OVERVIEW. The following table summarizes some of the Company’s key profitability performance indicators.

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS, EXCEPT
	PER SHARE DATA AND RATIOS)
Net income	$5,612	$3,601
Diluted earnings per share	0.34	0.21
Return on average assets	0.39%	0.26%
Return on average equity	5.03	3.46

The Company reported net income of $5,612,000, or $0.34 per diluted common share, for 2025. This compares to net income of $3,601,000, or $0.21 per diluted common share, for 2024. Overall, the Company’s earnings performance in 2025 exceeded the earnings for 2024 by $2.0 million, or 55.8%. The improved financial performance in 2025 was driven by increased revenue which allowed the Company to achieve earnings growth while absorbing a higher provision for credit losses which was needed to bring final resolution to its largest non-performing loan. The increase in total revenue was caused by meaningful improvement in net interest income due to effective balance sheet management. Specifically, the Company’s net interest margin increased by 34-basis points for 2025 leading to a $6.2 million increase in net interest income, which is important since this category represented approximately 70% of total revenue. Additionally, non-interest expense favorably declined in 2025 as management worked to carefully control operating costs and gain efficiency improvements. Finally, both book value per share and tangible book value(1) per share experienced growth in 2025 increasing by 11.2% to $7.22 and 12.9% to $6.39, respectively, during the past year.

The Company reported net income of $3.6 million, or $0.21 per diluted common share, in 2024. This compared to a net loss of $3.3 million, or $0.20 per diluted common share, in 2023. The earnings improvement between years was driven by a favorable comparison in the provision for credit losses, improved total revenue, and lower non-interest expense. Specifically, the lower provision for credit losses in 2024 reflected provision recoveries recognized in both the loan and securities portfolios during the first and third quarters while the 2023 provision was significantly higher due to the negative impact that the Rite Aid bankruptcy had on several commercial real estate properties.

(1)	Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

NET INTEREST INCOME AND MARGIN. The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company’s net interest income performance for the years ended December 31, 2025 and 2024:

	YEAR ENDED DECEMBER 31,
	2025	2024	CHANGE	% CHANGE

	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$71,354	$66,505	$4,849	7.3%
Interest expense	29,091	30,457	(1,366)	(4.5)
Net interest income	$42,263	$36,048	$6,215	17.2
Net interest margin	3.15%	2.81%	0.34%	12.1

The Company’s net interest income for 2025 increased by $6.2 million, or 17.2%, when compared to 2024. The Company’s net interest margin was 3.15% for 2025 representing a 34-basis point improvement from 2024. Along with the significantly improved net interest margin performance, the increase also reflected controlled balance sheet growth, as both total earning assets and total deposits were at higher average levels due to effective balance sheet management and business development strategies. This, combined with effective pricing strategies, resulted in both the total earning asset yield and cost of interest bearing funds improving between years. The Federal Reserve’s action to lower short-term interest rates during 2024 and 2025 favorably impacted total interest bearing deposits and borrowings costs. Also, while the U.S. Treasury yield curve remained modestly inverted on the short end, yields in the mid to long end of the curve were higher and demonstrated a steeper upward slope which favorably impacted earning asset yields. Management believes the net interest margin will continue to improve throughout 2026 given the effective execution of its strategy.

Overall, in 2025, the average balance of total interest earning assets was higher than the full year of 2024 average, totaling $1.3 billion. Specifically, total loans averaged $1.061 billion in 2025 which was $23.7 million, or 2.3%, higher than the 2024 full year average. Short-term investments and bank deposits averaged $18.6 million in 2025 which was $14.7 million higher than the 2024 full year average. Total investment securities, including the available for sale, held to maturity, and trading portfolios, averaged $257.9 million in 2025 which was $4.4 million, or 1.7%, higher than the 2024 full year average. The increase in the average balance of total interest earning assets along with an improvement in the yield on earning assets, which increased from 5.18% to 5.35%, resulted in total interest income increasing by $4.8 million, or 7.3%, between years.

Total deposits, including non-interest bearing demand deposits, averaged $1.236 billion for the full year of 2025, which was $67.3 million, or 5.8%, higher than the $1.169 billion average for the full year of 2024. The 2025 full year average of short-term and FHLB borrowed funds was $55.6 million, which represented a decrease of $24.0 million, or 30.1%. Overall, the cost of total interest bearing liabilities decreased from 2.77% to 2.53% which resulted in total interest expense decreasing by $1.4 million, or 4.5%, between years.

COMPONENT CHANGES IN NET INTEREST INCOME: 2025 VERSUS 2024. Regarding the separate components of net interest income, the Company’s total interest income in 2025 increased by $4.8 million, or 7.3%, when compared to 2024. Overall, the 2025 full year average balance of total interest earning assets increased over last year’s full year average by $42.8 million, or 3.3%, as there were increased levels of average total loans, short-term investments and bank deposits, and total investment securities. In addition, interest income was favorably impacted by an increase in the earning asset yield which improved by 17-basis points to 5.35%. All of the categories within the earning asset base, particularly loans, demonstrated an interest income increase between years. Specifically, the average total loan portfolio yield increased by 15-basis points from 5.47% to 5.62% in 2025. The Company’s total interest expense in 2025 decreased by $1.4 million, or 4.5%, when compared to 2024. Overall, the 2025 full year average balance of total interest bearing liabilities increased over 2024’s average by $47.4 million, or 4.3%, as there was an increased level of average interest bearing deposits which was partially offset by a lower level of average short-term and FHLB borrowings. Despite the increase in the average balance of total interest bearing liabilities, the cost associated with these interest bearing liabilities decreased by 24-basis points to 2.53% resulting in the decline in total interest expense.

Total average loans for the full year of 2025 grew from the full year average of 2024 by $23.7 million, or 2.3%, due to consistent new loan funding opportunities. However, in the second half of 2025, commercial real estate (CRE) loan payoff activity exceeded originations and resulted in a $35.4 million, or 3.3%, decrease in total loans and loans held for sale since December 31, 2024. Overall, total loans continue to be well above the $1.0 billion threshold, averaging $1.061 billion for 2025. Total loan interest income improved in 2025 compared to 2024 due to the more favorable interest rate environment, and a portion of CRE loans, that were booked during the COVID pandemic when interest rates were low, repricing upward during 2025. Also favorably impacting loan interest income was a higher level of loan fee income primarily due to prepayment fees collected on the increased early CRE payoff activity experienced during 2025. Total 2025 full year loan fee income was $553,000, or 58.8%, higher when compared to the full year of 2024. These favorable items resulted in 2025 total loan interest income improving by $3.4 million, or 6.0%, when compared to 2024.

Total investment securities, including the available for sale, held to maturity, and trading portfolios, averaged $257.9 million for 2025, which was $4.4 million, or 1.7%, higher than the $253.5 million average for 2024. Additionally, average short-term investments and bank deposits were sharply higher by $14.7 million in 2025. These increases reflect the higher level of loan prepayment activity, as well as the Company’s liquidity position strengthening during 2025 due to deposit growth. Therefore, more funds were available to invest in the securities portfolios during a time when security yields improved, making purchases more attractive. As a result, the securities portfolios grew by $36.3 million, or 16.5%, since December 31, 2024. New investment security purchases were also necessary to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to public fund deposits. In addition, during 2025, the Company established a $7.0 million investment trading account. The higher balances and improved yields for new securities purchases caused interest income from investment securities and trading securities to increase by $872,000, or 9.2%, for the full year of 2025 compared to last year. Overall, the full year average balance of total interest earning assets increased from last year’s full year average by $42.8 million, or 3.3%, while total interest income increased by $4.8 million, or 7.3%, from the 2024 year.

On the liability side of the balance sheet, total average deposits for the full year of 2025 were $67.3 million, or 5.8%, higher when compared to the full year average of 2024 due to the Company’s successful business development efforts. Additionally, the Company’s core deposit base continues to demonstrate the strength and stability that it has for many years due to customer loyalty and confidence in AmeriServ Financial Bank. Specifically, total deposits grew during 2025 by $47.1 million, or 3.9%, on an end of period basis since December 31, 2024. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not utilize brokered deposits as a funding source. The loan to deposit ratio averaged 83.8% in the fourth quarter of 2025, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility.

Total interest expense favorably decreased by $1.4 million, or 4.5%, for 2025 when compared to 2024. Deposit interest expense increased slightly by $23,000, or 0.1%, for the full year of 2025 despite total average interest bearing deposits growing significantly by $71.7 million, or 7.2%, compared to the full year of 2024. The small increase in deposit interest expense reflects the benefit of the Federal Reserve easing monetary policy during the final four months of 2024 and the latter portion of 2025. This reduction in interest bearing deposit costs contributed to the previously mentioned improvement in the net interest margin. The Federal Reserve’s action to ease monetary policy by another 75-basis points at their final three Federal Open Market Committee meetings in 2025 is anticipated to continue to have a favorable impact on interest bearing deposit costs as we move into 2026. Overall, total deposit cost (including the benefit of non-interest bearing demand deposits) averaged 2.06% for the full year of 2025, which is a 12-basis point improvement from the full year of 2024.

Total borrowings interest expense declined by $1.4 million, or 27.7%, for the full year of 2025 when compared to the same period of 2024. The Company’s utilization of overnight borrowed funds for the full year of 2025 was significantly lower than it was for the full year of 2024, resulting in the full year average decreasing by $22.4 million, or 80.1%, due to the higher level of total average deposits. The decrease in borrowings interest expense also reflects the Federal Reserve’s 2024 action to ease monetary policy by 100-basis points as well as their 2025 action to ease monetary policy by an additional 75-basis points which had an immediate and favorable impact on the cost of overnight borrowed funds.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) setting forth (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans, municipal securities, and trading securities for the years ended December 31, 2025 and 2024 was $75,000 and $26,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

	YEAR ENDED DECEMBER 31,
	2025			2024
		INTEREST			INTEREST
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,061,417	$60,210	5.62%	$1,037,734	$56,785	5.47%
Short-term investments and bank deposits	18,567	826	4.39	3,853	250	6.49
Investment securities:
Available for sale	187,033	7,632	4.08	188,072	7,209	3.83
Held to maturity	66,920	2,592	3.87	65,415	2,287	3.50
Total investment securities	253,953	10,224	4.03	253,487	9,496	3.75
Trading securities	3,923	169	4.28	—	—	—
TOTAL INTEREST EARNING ASSETS/ INTEREST INCOME	1,337,860	71,429	5.35	1,295,074	66,531	5.18
Non-interest earning assets:
Cash and due from banks	15,305			14,333
Premises and equipment	17,672			18,610
Other assets	89,349			84,041
Allowance for credit losses	(14,868)			(15,310)
TOTAL ASSETS	$1,445,318			$1,396,748
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$249,972	$4,382	1.75%	$225,741	$4,246	1.88%
Savings	121,945	119	0.10	120,231	117	0.10
Money market	324,166	7,656	2.36	314,138	8,701	2.77
Time deposits	365,700	13,314	3.64	330,013	12,384	3.75
Total interest bearing deposits	1,061,783	25,471	2.40	990,123	25,448	2.57
Short-term borrowings	5,555	266	4.79	27,963	1,582	5.66
Advances from Federal Home Loan Bank	50,017	2,200	4.40	51,590	2,265	4.39
Subordinated debt	27,000	1,054	3.90	27,000	1,054	3.90
Lease liabilities	4,092	100	2.45	4,337	108	2.48
TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	1,148,447	29,091	2.53	1,101,013	30,457	2.77
Non-interest bearing liabilities:
Demand deposits	174,295			178,686
Other liabilities	10,970			12,973
Shareholders’ equity	111,606			104,076
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,445,318			$1,396,748
Interest rate spread			2.82			2.41
Net interest income/net interest margin (non-GAAP)		42,338	3.15%		36,074	2.81%
Tax-equivalent adjustment		(75)			(26)
Net interest income (GAAP)		$42,263			$36,048

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

	2025 vs. 2024			2024 vs. 2023
	INCREASE (DECREASE)			INCREASE (DECREASE)
	DUE TO CHANGE IN:			DUE TO CHANGE IN:
	AVERAGE			AVERAGE
	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL

	(IN THOUSANDS)
INTEREST EARNED ON:
Loans and loans held for sale, net of unearned income	$1,556	$1,869	$3,425	$2,163	$2,979	$5,142
Short-term investments and bank deposits	680	(104)	576	(5)	4	(1)
Investment securities:
Available for sale	(40)	463	423	(472)	622	150
Held to maturity	55	250	305	142	223	365
Total investment securities	15	713	728	(330)	845	515
Trading securities	169	—	169	—	—	—
Total interest income	2,420	2,478	4,898	1,828	3,828	5,656
INTEREST PAID ON:
Interest bearing demand deposits	440	(304)	136	1	187	188
Savings deposits	2	—	2	(7)	—	(7)
Money market deposits	272	(1,317)	(1,045)	282	962	1,244
Time deposits	1,303	(373)	930	776	2,233	3,009
Short-term borrowings	(1,104)	(212)	(1,316)	(438)	76	(362)
Advances from Federal Home Loan Bank	(70)	5	(65)	1,228	306	1,534
Lease liabilities	(7)	(1)	(8)	30	(19)	11
Total interest expense	836	(2,202)	(1,366)	1,872	3,745	5,617
Change in net interest income	$1,584	$4,680	$6,264	$(44)	$83	$39

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

	AT DECEMBER 31,
	2025	2024

	(IN THOUSANDS,
	EXCEPT PERCENTAGES)
Total accruing loan delinquency	$2,329	$4,475
Total non-accrual loans	8,292	10,810
Total non-performing loans (1)	8,302	10,933
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.23%	0.42%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.80	1.01
Non-performing loans, as a percentage of total loans, net of unearned income (1)	0.80	1.02
Non-performing loans, as a percentage of total assets (1)	0.57	0.77
Total classified loans (loans rated substandard or doubtful) (2)	$11,305	$23,552
(1)	Non-performing loans are comprised of loans that are on a non-accrual basis and loans that are contractually past due 90 days or more as to interest and principal payments.
(2)	Total classified loans include non-performing residential mortgage and consumer loans.

The decrease in accruing loan delinquency since year-end 2024 was attributable to a lower level of delinquency within the commercial, commercial real estate, and consumer loan segments which was partially offset by a modest increase in residential mortgage loan delinquency. Specifically, two delinquent loans from one commercial borrower relationship were transferred to non-accrual status during 2025 which significantly contributed to the decrease in accruing loan delinquency. Non-performing loans decreased from $10.9 million, or 1.02% of total loans, at December 31, 2024 to $8.3 million, or 0.80% of total loans, at December 31, 2025. The decrease in non-performing loans was due primarily to the transfer of two CRE loans and three C&I loans from one borrower relationship into non-accrual status which was more than offset by the pay-off and final charge-off of a CRE loan secured by a mixed use commercial real estate property. Classified loans decreased $12.2 million, or 52.0%, from December 31, 2024 and totaled $11.3 million at December 31, 2025. Various charge-off and paydown activity impacted classified loan balances during 2025 including the aforementioned pay-off and final charge-off of a CRE loan.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of December 31, 2025, the 25 largest credits represented 24.6% of total loans outstanding, which represented a slight increase from December 31, 2024 when it was 24.0%.

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

The following table sets forth the allowance for credit losses and certain ratios for the periods ended.

	AT DECEMBER 31,
	2025	2024

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Allowance for credit losses - loans	$13,128	$13,912
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.27%	1.30%
total non-accrual loans	158.32	128.70
total non-performing loans	158.13	127.25
Allowance for credit losses - securities	$90	$449
Allowance for credit losses - unfunded loan commitments	337	966

For the full year of 2025, the Company recognized a $4.1 million provision for credit losses after recognizing an $884,000 provision in 2024, resulting in an unfavorable increase of $3.2 million. The significant increase in the provision for credit losses for 2025 primarily related to a $3.1 million charge-off during the year that was necessary to resolve the Company’s largest problem CRE loan.

The allowance for loan credit losses declined since December 31, 2024 by $784,000, or 5.6%, to $13.1 million at December 31, 2025. Overall, the Company continued to maintain solid coverage of both total loans and non-performing loans as the allowance for loan credit losses provided 158% coverage of non-performing loans and 1.27% of total loans at December 31, 2025. This compares to allowance coverage of non-performing loans of 127% and total loans of 1.30% as of December 31, 2024.

The following table sets forth changes specific to the allowance for loan credit losses and certain ratios for the periods ended.

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Loans and loans held for sale, net of unearned income:
Average for the year:
Commercial real estate (owner occupied)	$87,747	$84,705
Commercial and industrial	142,844	147,358
Commercial real estate (non-owner occupied) - retail	178,628	172,347
Commercial real estate (non-owner occupied) - multi-family	129,910	119,860
Other commercial real estate (non-owner occupied)	232,296	235,125
Residential mortgages	173,284	178,582
Consumer	110,340	105,692
Total loans and loans held for sale, net of unearned income	1,061,417	1,037,734
At December 31,	1,032,968	1,068,409
As a percentage of average loans:
Net charge-offs (recoveries):
Commercial real estate (owner occupied)	(0.03)%	(0.03)%
Commercial and industrial	1.20	0.26
Commercial real estate (non-owner occupied) - retail	—	—
Commercial real estate (non-owner occupied) - multi-family	—	—
Other commercial real estate (non-owner occupied)	1.35	0.66
Residential mortgages	—	(0.01)
Consumer	0.07	0.12
Total loans and loans held for sale, net of unearned income	0.46	0.19
Provision for credit losses	0.39	0.08
Allowance, as a multiple of net charge-offs	2.68x	6.88x

The following schedule sets forth the allocation of the allowance for loan credit losses among the various loan categories. The entire allowance for loan credit losses is available to absorb future losses in any loan category.

	AT DECEMBER 31,
	2025		2024
		PERCENT		PERCENT
		OF LOANS		OF LOANS
		IN EACH		IN EACH
		CATEGORY		CATEGORY
		TO TOTAL		TO TOTAL
	AMOUNT	LOANS	AMOUNT	LOANS

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial real estate (owner occupied)	$319	8.3%	$398	8.1%
Commercial and industrial	2,987	14.0	2,860	13.8
Commercial (owner occupied real estate and other)	—	—	—	—
Commercial real estate (non-owner occupied) - retail	3,248	16.6	3,695	17.0
Commercial real estate (non-owner occupied) - multi-family	1,403	12.7	1,478	12.4
Other commercial real estate (non-owner occupied)	3,725	21.1	3,451	21.9
Residential mortgages	296	16.4	839	16.6
Consumer	1,150	10.9	1,191	10.2
Allocation to general risk	—	—	—	—
Total	$13,128	100.0%	$13,912	100.0%

The disproportionately higher allocations for commercial loans, including commercial loans secured by owner occupied real estate and commercial & industrial loans, and commercial loans secured by non-owner occupied real estate, reflect the increased credit risk associated with those types of lending, the Company’s historical loss experience in these categories, and other qualitative factors.

The allowance for credit losses on the investment securities portfolio was comprised of no reserve on available for sale securities and $90,000 on held to maturity securities as of December 31, 2025. This compares to $360,000 on available for sale securities and $89,000 on held to maturity securities as of December 31, 2024. The decrease reflects the charge-off of an impaired corporate security within the available for sale portfolio during 2025 for which a reserve was previously established. Finally, the decrease in the allowance for credit losses on unfunded commitments since year-end 2024 resulted primarily from an adjustment to the calculation method for utilization rates used to determine the amount expected to be funded.

Based on the Company’s current allowance for credit losses methodology and the related assessment of the inherent risk factors contained within the Company’s investment securities and loan portfolios, we believe that the allowance for credit losses was adequate at December 31, 2025 to cover losses within the Company’s investment securities and loan portfolios.

NON-INTEREST INCOME. Non-interest income for 2025 totaled $17.0 million, a decrease of $986,000, or 5.5%, from 2024. Factors contributing to the lower level of non-interest income in 2025 included:

●	wealth management fees decreased by $758,000, or 6.2%, which is attributed to the volatility and uncertainty that existed in the financial markets due to government fiscal policy, particularly earlier in 2025, coupled with a net loss of accounts in the first half of the year. Additionally, financial services within the Wealth and Capital Management division, benefited from several large new business relationships in 2024. Overall, the fair market value of wealth management assets totaled $2.7 billion at December 31, 2025 and increased by $122.5 million, or 4.8%, since December 31, 2024;
●	a $400,000, or 12.9%, decrease in other income due to the Company recognizing a $250,000 signing bonus from the renewal of a contract with Visa during the first quarter of 2024 while there was no such bonus in 2025. The remaining portion of the decrease resulted from the Company recognizing a more favorable adjustment in 2024 for the fair value of a risk participation agreement as well as the credit valuation adjustment to the market value of interest rate swap contracts;
●	a $217,000, or 20.3%, increase in bank owned life insurance (BOLI) revenue resulting from the Company receiving three death claims during 2025;
●	a $120,000, or 39.5%, decrease in mortgage banking revenue due to a lower level of residential mortgage loan production in 2025; and
●	the Company recognized trading securities revenue of $118,000 during 2025 from the $7 million trading account established during the year.

Non-interest income for 2024 totaled $18.0 million, an increase of $1.6 million, or 9.7%, from 2023. Factors contributing to the higher level of non-interest income in 2024 included:

●	during the first quarter of 2023, the Company recognized a $1.7 million gain from AmeriServ Financial Bank selling all 7,859 shares of Class B common stock of Visa Inc. There was no such gain in 2024;
●	a $1.3 million, or 73.4%, increase in other income due to the necessary adjustments to the fair value of a risk participation agreement as well as the credit valuation adjustment to the market value of the interest rate swap contracts that the Company executed to accommodate the needs of certain borrowers while managing its interest rate risk position. These adjustments reflected the changing national interest rates which favorably impacted 2024 by $866,000. Also favorably impacting other income was the Company recognizing a $250,000 signing bonus in 2024 that resulted from successful negotiations related to the renewal of an expiring contract with Visa;

●	wealth management fees improved by $1.1 million, or 9.3%, due in part to a strong performance from financial services within our Wealth and Capital Management division, that resulted from new business growth. Also, the increase in wealth management fees reflected the improving market conditions particularly for equity securities as major market indexes continued their ascent to record highs in 2024. Overall, the fair market value of wealth management assets totaled $2.6 billion at December 31, 2024; and
●	the Company recognized a $922,000 loss on an investment portfolio repositioning strategy during 2023. There were no investment security gains or losses recognized in 2024.

NON-INTEREST EXPENSE. Non-interest expense for 2025 totaled $48.3 million and decreased by $404,000, or 0.8%, from 2024. Factors contributing to the lower non-interest expense in 2025 included:

●	a $1.0 million, or 21.5%, decrease in professional fees as 2024 legal and professional services costs were unfavorably impacted by litigation and responses to the actions of an activist investor. This matter was resolved in June 2024 as a result of a Settlement Agreement. Partially offsetting this reduction was additional expense related to an amended and restated consulting agreement with SB Value Partners that expanded the nature and scope of the consulting services provided to the Company. Details of the revised agreement were provided in the Company’s Current Report on Form 8-K filed on January 7, 2026;
●	a $552,000, or 1.9%, increase in salaries and employee benefits due to the net impact of certain items within this broad category. Health care costs were $355,000, or 10.6%, higher as the Company did not have to recognize any premium costs in January 2024 due to the effective negotiations with its health care provider last year. Total salaries cost increased by $668,000, or 3.3%, due primarily to annual salary merit increases. Partially offsetting these higher costs within total salaries and employee benefits was a reduced level of incentive compensation by $405,000, or 27.6%, in the wealth management as well as the commercial and residential lending divisions;
●	a $236,000, or 7.3%, decrease in other expense driven primarily by the Company having to recognize a $471,000 pension settlement charge in 2024 while no such charge was required in 2025. Partially offsetting this decrease was the recognition of additional workout expenses related to a loan relationship secured by an owner-occupied CRE property; and
●	a $138,000, or 2.9%, increase in data processing and IT expense due to additional expenses related to monitoring our computing and network environment.

Non-interest expense for 2024 totaled $48.7 million and decreased by $628,000, or 1.3%, from 2023. Factors contributing to the lower non-interest expense in 2024 included:

●	a $1.2 million, or 4.2%, decrease in salaries and employee benefits due to the net favorable impact of certain items within this broad category. Total salaries cost was down by $847,000, or 4.0%, after the Company incurred additional salary expense in 2023 related to a strategy to consolidate certain executive level positions in the wealth management line of business. Total health care cost was $516,000, or 13.4%, lower and reflected management’s effective negotiations with the Company’s health care provider that resulted in not having to recognize any premium costs in January 2024. These favorable items were partially offset by an increased level of incentive compensation by $294,000, or 25.1%, which corresponded to the strong performance of the Wealth and Capital Management division;
●	a $533,000, or 10.0%, decrease in professional fees. Professional fees in both 2024 and 2023 were impacted by litigation and responses to the actions of an activist shareholder. These activist related costs amounted to $1.5 million for 2024 compared to $2.2 million for 2023 as a Cooperation and Settlement Agreement was reached with the activist shareholder in June 2024;
●	a $479,000, or 17.3%, increase in other expense due primarily to the recognition of a pension settlement charge totaling $471,000 in 2024. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year;
●	a $385,000, or 8.7%, increase in data processing and IT expense due to additional expenses related to monitoring our computing and network environment; and
●	a $306,000, or 42.8%, increase in FDIC insurance due to an increase in both the asset assessment base as well as the assessment rate.

INCOME TAX EXPENSE. The Company recorded income tax expense of $1.2 million, or an effective tax rate of 17.4%, in 2025 compared to income tax expense of $798,000, or an effective tax rate of 18.1%, in 2024. The lower effective tax rate in 2025 resulted from the additional tax-free income from BOLI. The Company’s deferred tax liability was $1.6 million at December 31, 2025 compared to a deferred tax asset of $1.4 million at December 31, 2024, resulting primarily from the change in the allowance for credit losses, the fair value of the available for sale investment securities portfolio, and the pension liability.

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

BALANCE SHEET. The Company’s total consolidated assets of $1.454 billion at December 31, 2025 increased by $31.5 million, or 2.2%, from the $1.422 billion level at December 31, 2024. This change was related primarily to higher levels of cash and cash equivalents and investment securities which were partially offset by reduced levels of loans and loans held for sale and other real estate owned (OREO) and repossessed assets. Investment securities, including available for sale, held to maturity, and trading, increased by $36.3 million, or 16.5%, as the Company’s liquidity position strengthened during 2025 allowing more funds to be available to invest in the securities portfolio. Further, during the second quarter of 2025, the Company established an investment trading account which holds primarily U.S. Treasury and municipal (taxable and tax-exempt) securities. The increased liquidity also resulted in cash and cash equivalents increasing by $33.1 million, or 186.8%. Loans and loans held for sale decreased by $35.4 million, or 3.3%, due to payoff activity exceeding new loan originations. OREO and repossessed assets decreased $1.5 million, or 87.5%, due primarily to the sale of a foreclosed office property during the first quarter of 2025.

Total deposits increased by $47.1 million, or 3.9%, during 2025. Management believes this demonstrates customer confidence as well as the strength and loyalty of the Company’s core deposit base along with successful business development efforts. As of December 31, 2025, the 25 largest depositors represented 28.5% of total deposits, which is an increase from December 31, 2024 when it was 27.6%. As of December 31, 2025 and 2024, the estimated amount of uninsured deposits was $476.2 million and $435.7 million, respectively. The estimate of uninsured deposits was done at a single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 60% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized with investment securities or FHLB letters of credit to protect these depositor funds. Total short-term and FHLB borrowings were reduced by $26.1 million, or 36.9%, since year-end 2024 as a result of the higher level of deposits. Specifically, short-term borrowings decreased $14.6 million, while FHLB term advances decreased $11.4 million, or 20.4%, in 2025.

The Company’s total shareholders’ equity increased by $12.1 million, or 11.2%, since year-end 2024. Capital was increased during 2025 by the Company’s $5.6 million of net income and the positive impact on accumulated other comprehensive loss from the revaluation of the pension obligation totaling $2.2 million, the increased market value of the available for sale investment securities portfolio totaling $5.5 million, and the fair value adjustment on the interest rate hedges totaling $41,000. In addition, capital was increased by $691,000 as a result of the common stock issuable under the amended and restated consulting agreement with SB Value Partners (as disclosed in the Company’s Current Report on Form 8-K filed on January 6, 2026). These increases were partially offset by the $2.0 million common stock cash dividend. The Company returned approximately 35.3% of its 2025 earnings to its shareholders through the quarterly common stock cash dividend.

The Bank continues to be considered well capitalized for regulatory purposes with a total risk based capital ratio of 12.88% and an asset leverage ratio of 9.32% at December 31, 2025. The Company’s book value per common share was $7.22 while its tangible book value(1) per common share was $6.39 at December 31, 2025. The increase in the Company’s book value and tangible book value per share in 2025 reflected the favorable adjustment for both the unrealized loss on available for sale securities and the Company’s defined benefit pension plan along with the Company’s improved earnings. In addition, the Company’s equity to assets ratio was 8.21% and its tangible common equity to tangible assets ratio(1) was 7.34% at December 31, 2025.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

LIQUIDITY. The Company’s liquidity position strengthened during 2025 due to a higher level of loan prepayment activity as well as deposit growth. Specifically, total average deposits for the full year of 2025 were $67.3 million, or 5.8%, higher compared to the 2024 full year average. The increase was reflective of the Company’s successful business development efforts. The Company’s core deposit base continued to demonstrate the strength and stability that it has for many years. Total deposits grew during 2025 by $47.1 million, or 3.9%, on an end of period basis since December 31, 2024, demonstrating customer loyalty and confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source. In addition to its strong, loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. Overall, the core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities can also be used to help fund loan growth.

Further demonstrating the strength of the Company’s liquidity position, average short-term investments grew during 2025 compared to last year, increasing by $14.7 million, or 381.9%. Advances from the FHLB averaged $50.0 million in 2025 which was $1.6 million, or 3.0%, lower than the $51.6 million average in 2024. Management continues to monitor the changing economic conditions and adjust pricing strategies accordingly which largely determines customer behavior and the level of total deposits as well as shifts within the total deposit mix. Also, diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. The Company’s utilization of overnight borrowed funds during 2025 was lower than the 2024 level. Short-term borrowings averaged $5.6 million in 2025 after averaging $28.0 million in 2024. Loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. Due to the Company’s strengthened liquidity position, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases in 2025 more attractive. In addition, loan pipelines are currently at a typical level. Total average loans in 2025 were higher than the 2024 average by $23.7 million, or 2.3%. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 85.9% in 2025, which indicates that the Company has ample capacity to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility. We are also well positioned to service our existing loan pipeline and grow our loan to deposit ratio while remaining within our guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $33.1 million from December 31, 2024 to $50.9 million at December 31, 2025, due to $18.9 million of net cash provided by financing activities, $11.1 million of net cash provided by investing activities, and $3.2 million of net cash provided by operating activities. Within investing activities, cash advanced for new loans originated totaled $146.0 million while cash received from loan principal payments was $176.5 million leading to a net decrease in loans of $30.5 million. Within financing activities, total short-term borrowings decreased by $14.6 million, total borrowings on advances from FHLB decreased by $11.4 million while total deposits increased by $47.1 million.

The holding company had $5.4 million of cash, short-term investments, and investment securities at December 31, 2025, which represented a $1.4 million decrease from the holding company’s cash position since December 31, 2024. Dividend payments from our subsidiary provided ongoing cash to the holding company. At December 31, 2025, our subsidiary Bank had $4.3 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Additionally, during 2025, the holding company established a $3 million line of credit with an unrelated financial institution which can be used for general corporate purposes. There were no borrowings under the line at December 31, 2025. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payout level with respect to its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $50.9 million and $17.7 million at December 31, 2025 and 2024, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At December 31, 2025, the Company had $311 million of overnight borrowing availability at the FHLB, $41 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES. The Bank exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Bank’s common equity tier 1 capital ratio was 11.70%, the tier 1 capital ratio was 11.70%, and the total capital ratio was 12.88% at December 31, 2025. The Bank’s tier 1 leverage ratio was 9.32% at December 31, 2025. We anticipate that we will maintain our strong capital ratios throughout 2026.

Capital generated from earnings will be utilized to pay the common stock cash dividend and will support controlled balance sheet growth. There is a particular emphasis on ensuring that the subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which stood at 352% of regulatory capital at December 31, 2025. It should be noted that this ratio decreased from 379% at December 31, 2024 due to contraction in non-owner occupied commercial real estate loan balances combined with an increase in total regulatory capital between years.

Our focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. The Company’s Board of Directors expects to continue the common stock dividend at its current level of $0.03 per quarter given the Company’s strong capital position and projected earnings power. While the Company has frequently executed common stock buyback programs in the past, we presently do not have one in place. At December 31, 2025, the Company had approximately 16.5 million common shares outstanding.

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

The following table presents a summary of the Company’s static GAP positions at December 31, 2025:

		OVER	OVER
		3 MONTHS	6 MONTHS
	3 MONTHS OR	THROUGH	THROUGH	OVER
INTEREST SENSITIVITY PERIOD	LESS	6 MONTHS	1 YEAR	1 YEAR	TOTAL

	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$306,533	$96,620	$115,154	$514,661	$1,032,968
Investment securities	27,110	14,964	26,292	180,208	248,574
Trading securities	3,401	—	—	3,852	7,253
Short-term assets	39,418	—	—	—	39,418
Regulatory stock	—	—	—	5,946	5,946
Bank owned life insurance	—	—	—	39,308	39,308
Total rate sensitive assets	$376,462	$111,584	$141,446	$743,975	$1,373,467
RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$—	$—	$—	$159,198	$159,198
Interest bearing demand deposits	167,504	1,274	2,512	150,865	322,155
Savings	1,488	1,462	2,849	117,276	123,075
Money market	89,216	2,144	4,072	170,521	265,953
Time deposits (1)	181,775	60,008	60,944	75,020	377,747
Total deposits	439,983	64,888	70,377	672,880	1,248,128
Borrowings	3,815	4,796	36,539	30,159	75,309
Total rate sensitive liabilities	$443,798	$69,684	$106,916	$703,039	$1,323,437
INTEREST SENSITIVITY GAP:
Interval	$(67,336)	$41,900	$34,530	$40,936
Cumulative	$(67,336)	$(25,436)	$9,094	$50,030	$50,030
Period GAP ratio	0.85X	1.60X	1.32X	1.06X
Cumulative GAP ratio	0.85	0.95	1.01	1.04
Ratio of cumulative GAP to total assets	(4.63)%	(1.75)%	0.63%	3.44%
(1)	Time deposits include certificates of deposit (CDs) and individual retirement accounts (IRAs).

When December 31, 2025 is compared to December 31, 2024, the Company’s cumulative GAP ratio through three months indicates that the Company’s balance sheet remained liability sensitive and demonstrated a slight decrease in the level of sensitivity. This liability sensitivity primarily resulted from a substantial increase in the level of interest bearing deposits which was tempered by a decrease in short-term borrowings and an increase in total rate sensitive assets. Specifically, the Company experienced a higher level of money market accounts and time deposits which more than offset a decline in the level of interest bearing demand deposits. In addition, the strengthening of the Company’s liquidity position during 2025 led to an increase in total rate sensitive assets as well as a decrease in short-term borrowings of $14.6 million from the prior year. The Company’s interest rate sensitivity position shifts from being liability sensitive to an asset sensitive position over three months and beyond as more of its rate sensitive assets begin to reprice. In particular, a portion of commercial real estate loans that were booked during the COVID pandemic when interest rates were significantly lower are repricing.

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

INTEREST RATE SCENARIO	VARIABILITY OF NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY
200 bp increase	(1.2)%	8.6%
100 bp increase	(0.5)	5.0
100 bp decrease	(0.4)	(8.0)
200 bp decrease	(2.3)	(19.9)

The Company believes that its overall interest rate risk position is well controlled. The execution of $70 million of interest rate hedges during 2023, in order to fix the cost of certain deposits that are indexed and move with short-term interest rates, reduced the Company’s negative variability of net interest income in a rising interest rate environment and helped slow net interest margin compression while interest rates were rising. The fed funds rate is currently at a targeted range of 3.50% to 3.75% as the Federal Reserve took action during the third and fourth quarters of 2025 to ease monetary policy and decrease the target fed funds rate a total of 75-basis points.

The variability of net interest income was slightly negative in the upward rate scenarios as the Company was marginally more exposed to liabilities repricing upward to a greater extent than assets. Specifically, the cost of funds was immediately impacted when short-term national interest rates increased because certain deposit products and overnight borrowed funds move with the market. This was partially offset by the Company’s investment securities portfolio and the scheduled repricing of loans tied to an index, such as SOFR or prime. In addition to the interest rate hedges discussed above, the Company has effectively utilized interest rate swaps for interest rate risk management purposes. The interest rate swaps allow our customers to lock in fixed interest rates while the Company retains the benefit of interest rates moving with the market. Regarding interest bearing liabilities, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner and control the amount of overnight borrowed funds. The variability of net interest income is negative in the downward rate scenarios at the Company has more exposure to assets repricing downward to a greater extent than liabilities.

The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

Within the investment securities portfolio at December 31, 2025, 72.0% of the portfolio was classified as available for sale and 28.0% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There were 204 available for sale securities that were in an unrealized loss position at December 31, 2025. These unrealized losses were primarily a result of increases in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, no provision for credit losses has been recorded for these securities. Management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell a portion of newly originated fixed-rate 30-year mortgage loans into the secondary market (excluding construction and any jumbo loans). The Company sells 15-year fixed-rate mortgage loans into the secondary market as well, depending on market conditions. For the year ended December 31, 2025, 60.5% of all residential mortgage loan production was sold into the secondary market.

The amount of loans outstanding by category as of December 31, 2025, which are due in (i) one year or less, (ii) more than one year through five years, (iii) more than five years through 15 years, and (iv) over 15 years, are shown in the following table.

		MORE	MORE
		THAN ONE	THAN FIVE
	ONE	YEAR	YEARS
	YEAR OR	THROUGH	THROUGH	OVER 15	TOTAL
	LESS	FIVE YEARS	15 YEARS	YEARS	LOANS

	(IN THOUSANDS, EXCEPT RATIOS)
Commercial real estate (owner occupied)	$3,269	$23,078	$57,572	$1,314	$85,233
Commercial and industrial	46,048	50,349	26,962	20,966	144,325
Commercial real estate (non-owner occupied) - retail	27,440	54,945	81,345	7,800	171,530
Commercial real estate (non-owner occupied) - multi-family	11,709	50,369	68,983	24	131,085
Other commercial real estate (non-owner occupied)	26,240	98,888	84,986	7,821	217,935
Residential mortgages	89	912	28,215	140,598	169,814
Consumer	5,097	11,305	41,070	55,333	112,805
Total	$119,892	$289,846	$389,133	$233,856	$1,032,727
Loans with fixed-rate	$77,706	$190,781	$88,560	$118,515	$475,562
Loans with floating-rate	42,186	99,065	300,573	115,341	557,165
Total	$119,892	$289,846	$389,133	$233,856	$1,032,727
Percent composition of maturity	11.6%	28.1%	37.7%	22.6%	100.0%
Fixed-rate loans as a percentage of total loans					46.0%
Floating-rate loans as a percentage of total loans					54.0%

The loan maturity information was based upon original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

The following table summarizes the fixed-rate and floating-rate loans due in more than one year by portfolio segment.

	FIXED-RATE	FLOATING-RATE
	LOANS	LOANS	TOTAL

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$21,514	$60,450	$81,964
Commercial and industrial	46,608	51,669	98,277
Commercial real estate (non-owner occupied) - retail	33,700	110,390	144,090
Commercial real estate (non-owner occupied) - multi-family	24,751	94,625	119,376
Other commercial real estate (non-owner occupied)	76,830	114,865	191,695
Residential mortgages	144,974	24,751	169,725
Consumer	49,479	58,229	107,708
Total	$397,856	$514,979	$912,835

OFF BALANCE SHEET ARRANGEMENTS. The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $239.9 million and standby letters of credit of $8.8 million as of December 31, 2025.

The Company can also use various interest rate contracts, such as interest rate swaps, caps, and floors to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2025, the Company had $60.8 million in the notional amount of interest rate swap assets outstanding, with a fair value of $2.6 million. Simultaneously, the Company had $60.8 million in the notional amount of interest rate swap liabilities outstanding, with a negative fair value of $2.6 million. The Company entered into a risk participation agreement (RPA) with the lead bank of a commercial real estate loan arrangement. As a participating bank, the Company guarantees the performance on a borrower-related interest rate swap contract. The notional amount of the RPA outstanding at December 31, 2025 was $4.9 million, with a negative fair value of $303,000. In addition, the Company has entered into three interest rate swaps with a total notional value of $70 million in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. At December 31, 2025, the hedges had a negative fair value of $118,000.

As of December 31, 2025 and 2024, municipal deposit letters of credit issued by the Federal Home Loan Bank of Pittsburgh on behalf of AmeriServ Financial Bank naming applicable municipalities as beneficiaries totaled $182.2 million and $174.4 million, respectively. The letters of credit serve as collateral, in place of pledged securities, for municipal deposits maintained at AmeriServ Financial Bank.

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

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at December 31, 2025 and 2024 (in thousands, except share and ratio data):

	AT DECEMBER 31,
	2025	2024
Total shareholders’ equity	$119,312	$107,248
Less: Intangible assets	13,667	13,688
Tangible common equity	105,645	93,560
Total assets	1,453,813	1,422,362
Less: Intangible assets	13,667	13,688
Tangible assets	1,440,146	1,408,674
Tangible common equity ratio (non-GAAP)	7.34%	6.64%
Total shares outstanding	16,522,267	16,519,267
Tangible book value per share (non-GAAP)	$6.39	$5.66

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

ACCOUNT — Pension liability

BALANCE SHEET REFERENCE — Other assets

INCOME STATEMENT REFERENCE — Salaries and employee benefits and Other expense

DESCRIPTION

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense. Additionally, pension expense can also be impacted by settlement accounting charges if the amount of employee selected lump sum distributions exceed the total amount of service and interest component costs of the net periodic pension cost in a particular year. Our pension benefits are described further in Note 15 of the Notes to Consolidated Financial Statements.

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

Changes in the U3 U.S. Citizen Unemployment Rate (“Unemployment Rate”), which measures labor underutilization, could have a material impact on the model's estimation of the allowance. An immediate shock of approximately 60% to the December 31, 2025 Unemployment Rate would increase the model's total calculated allowance by approximately $2.8 million, or 21%, to $15.8 million as of December 31, 2025, assuming the remaining qualitative adjustments are kept at current levels. Additionally, a deterioration in the credit quality of the loan portfolio could also have a material impact on the model’s estimation of the allowance. Incorporating a severe shock to the qualitative adjustment related to Credit Quality into the Unemployment Rate Stress analysis, increases the model’s total calculated reserve by an additional 15%, or $1.9 million, to $17.8 million as of December 31, 2025, assuming the remaining qualitative adjustments are kept at current levels. While management's current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in another.

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

earnings per share and narrowing the financial performance gap between AmeriServ and its peer banks. We try to return earnings to shareholders through a combination of dividends and share repurchases (though none are currently authorized) subject to maintaining sufficient capital to support balance sheet growth and economic uncertainty. We strive to educate our employee base as to the meaning/importance of earnings per share as a performance measure. Our goal is to develop a value-added combination for increasing revenue and controlling expenses that is rooted in developing and offering high-quality financial products and services; an existing branch network; electronic banking capabilities with 24/7 convenience; and providing truly exceptional customer service. We expect to further leverage union affiliated revenue streams, prudently manage the Company’s risk profile to improve asset yields and increase profitability and continue to identify and implement technological opportunities and advancements to drive efficiency for the Company. Additionally, under a previously disclosed consulting agreement, we are working closely with SB Value to further improve the profitability of our Wealth Management division.
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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations and supervisory actions by such regulators, including bank failures; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; (xii) the ability to attract new or retain existing deposits or to retain or grow loans, including growth from unfunded closed loans; (xiii) the ability to generate future revenue growth or to control future growth in non-interest expense, including, but not limited to, those related to technological changes, including changes regarding artificial intelligence and cybersecurity, changes affecting oversight of the financial services industry, and changes intended to manage or mitigate climate and related environmental risks; (xiv) the impact of failure in, or breach of, our operational or security systems or those of third parties with whom we do business, including as a result of cyberattacks or an increase in the incidence of fraud, illegal payments, security breaches or other illegal acts impacting us or our customers; (xv) unanticipated effects to our banking platform, including risks and unanticipated costs related to a core system migration; and (xvi) other external developments which could materially impact the Company’s operational and financial performance.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERISERV FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2025	2024

	(IN THOUSANDS,
	EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions	$11,473	$13,891
Interest bearing deposits and short-term investments	39,418	3,855
Cash and cash equivalents	50,891	17,746
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $360 on December 31, 2024)	176,228	155,620
Held to maturity (fair value $68,916 on December 31, 2025 and $58,471 on December 31, 2024; allowance for credit losses $90 on December 31, 2025 and $89 on December 31, 2024)	72,256	63,837
Trading securities	7,253	—
Loans held for sale	241	460
Loans (net of unearned income $466 on December 31, 2025 and $517 on December 31, 2024)	1,032,727	1,067,949
Less: Allowance for credit losses	13,128	13,912
Net loans	1,019,599	1,054,037
Premises and equipment:
Operating lease right-of-use asset	1,395	1,550
Financing lease right-of-use asset	2,106	2,331
Other premises and equipment, net	13,929	14,228
Accrued interest income receivable	5,557	5,486
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	56	77
Bank owned life insurance	39,308	39,923
Net deferred tax asset	—	1,412
Federal Home Loan Bank stock	3,785	4,759
Federal Reserve Bank stock	2,161	2,125
Other real estate owned and repossessed assets	216	1,724
Other assets	45,221	43,436
TOTAL ASSETS	$1,453,813	$1,422,362
LIABILITIES
Non-interest bearing deposits	$159,198	$171,622
Interest bearing deposits	1,088,930	1,029,373
Total deposits	1,248,128	1,200,995
Short-term borrowings	—	14,642
Advances from Federal Home Loan Bank	44,615	56,058
Operating lease liabilities	1,426	1,572
Financing lease liabilities	2,501	2,689
Subordinated debt	26,767	26,726
Total borrowed funds	75,309	101,687
Net deferred tax liability	1,636	—
Other liabilities	9,428	12,432
TOTAL LIABILITIES	1,334,501	1,315,114
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,779,089 shares issued, 216,500 shares issuable, and 16,522,267 shares outstanding on December 31, 2025 and 26,776,089 shares issued and 16,519,267 shares outstanding on December 31, 2024	270	268
Treasury stock at cost, 10,256,822 shares on December 31, 2025 and December 31, 2024	(84,791)	(84,791)
Capital surplus	147,070	146,372
Retained earnings	64,112	60,482
Accumulated other comprehensive loss	(7,349)	(15,083)
TOTAL SHAREHOLDERS' EQUITY	119,312	107,248
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,453,813	$1,422,362

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans
Taxable	$59,972	$56,638
Tax exempt	188	121
Interest bearing deposits and short-term investments	826	250
Investment securities:
Available for sale	7,632	7,209
Held to maturity	2,592	2,287
Trading securities	144	—
Total Interest Income	71,354	66,505
INTEREST EXPENSE
Deposits	25,471	25,448
Short-term borrowings	266	1,582
Advances from Federal Home Loan Bank	2,200	2,265
Financing lease liabilities	100	108
Subordinated debt	1,054	1,054
Total Interest Expense	29,091	30,457
Net Interest Income	42,263	36,048
Provision for credit losses	4,120	884
Net Interest Income after Provision for Credit Losses	38,143	35,164
NON-INTEREST INCOME
Wealth management fees	11,560	12,318
Service charges on deposit accounts	1,145	1,188
Mortgage banking revenue	184	304
Trading securities revenue	118	—
Bank owned life insurance	1,284	1,067
Other income	2,698	3,098
Total Non-Interest Income	16,989	17,975
NON-INTEREST EXPENSE
Salaries and employee benefits	28,939	28,387
Net occupancy expense	2,984	2,968
Equipment expense	1,559	1,539
Professional fees	3,755	4,784
Data processing and IT expense	4,953	4,815
Supplies, postage and freight	701	670
Miscellaneous taxes and insurance	1,446	1,308
Federal deposit insurance expense	987	1,021
Other expense	3,012	3,248
Total Non-Interest Expense	48,336	48,740

PRETAX INCOME	6,796	4,399
Provision for income taxes	1,184	798
NET INCOME	$5,612	$3,601

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
PER COMMON SHARE DATA:
Basic:
Net income	$0.34	$0.21
Average number of shares outstanding	16,520	16,802
Diluted:
Net income	$0.34	$0.21
Average number of shares outstanding	16,530	16,802

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
COMPREHENSIVE INCOME
Net income	$5,612	$3,601
Other comprehensive income
Pension obligation change for defined benefit plan	2,804	5,415
Income tax effect	(589)	(1,137)
Unrealized holding gains on available for sale securities arising during period	6,934	504
Income tax effect	(1,456)	(106)
Fair value change for interest rate hedge	80	962
Income tax effect	(17)	(202)
Reclassification adjustment for reduction of interest expense related to interest rate hedge	(28)	(687)
Income tax effect	6	144
Other comprehensive income	7,734	4,893
COMPREHENSIVE INCOME	$13,346	$8,494

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31, 2025
	COMMON STOCK	TREASURY STOCK	SURPLUS	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL

	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 2024	$268	$(84,791)	$146,372	$60,482	$(15,083)	$107,248
Net income	—	—	—	5,612	—	5,612
Common stock issued for exercise of stock options (3,000 shares)	—	—	9	—	—	9
Common stock issuable (216,500 shares)	2	—	689	—	—	691
Other comprehensive income	—	—	—	—	7,734	7,734
Cash dividend declared on common stock ($0.12 per share)	—	—	—	(1,982)	—	(1,982)
Balance at December 31, 2025	$270	$(84,791)	$147,070	$64,112	$(7,349)	$119,312

	YEAR ENDED DECEMBER 31, 2024
	COMMON STOCK	TREASURY STOCK	SURPLUS	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL

	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 2023	$268	$(83,280)	$146,364	$58,901	$(19,976)	$102,277
Net income	—	—	—	3,601	—	3,601
Treasury stock purchased (628,003 shares)	—	(1,511)	—	—	—	(1,511)
Stock option expense	—	—	8	—	—	8
Other comprehensive income	—	—	—	—	4,893	4,893
Cash dividend declared on common stock ($0.12 per share)	—	—	—	(2,020)	—	(2,020)
Balance at December 31, 2024	$268	$(84,791)	$146,372	$60,482	$(15,083)	$107,248

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$5,612	$3,601
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,120	884
Depreciation and amortization expense	2,077	2,059
Amortization expense of core deposit intangible	21	24
Amortization of fair value adjustment on acquired time deposits	(1)	(8)
Net (accretion) amortization of investment securities	(98)	76
Net amortization of deferred loan fees	(234)	(132)
Net gains on loans held for sale	(116)	(174)
Origination of mortgage loans held for sale	(7,358)	(11,426)
Sales of mortgage loans held for sale	7,693	11,270
(Increase) decrease in accrued interest receivable	(71)	43
Increase (decrease) in accrued interest payable	552	(335)
Earnings on bank owned life insurance	(1,284)	(1,067)
Deferred income taxes	992	(34)
Stock compensation expense	—	8
Common stock issuable	691	—
Net change in trading securities	(7,253)	—
Net change in operating leases	(178)	(169)
Other, net	(1,978)	(1,933)
Net cash provided by operating activities	3,187	2,687
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(54,649)	(16,353)
Purchase of investment securities — held to maturity	(15,743)	(6,449)
Proceeds from maturities of investment securities — available for sale	40,328	26,062
Proceeds from maturities of investment securities — held to maturity	7,428	6,490
Proceeds from sale of investment securities — available for sale	—	935
Purchase of regulatory stock	(12,344)	(15,214)
Proceeds from redemption of regulatory stock	13,282	15,665
Net decrease (increase) in loans	30,515	(33,499)
Purchase of premises and equipment	(1,124)	(1,711)
Proceeds from sale of other real estate owned and repossessed assets	1,466	264
Proceeds from life insurance policies	1,911	711
Net cash provided by (used in) investing activities	11,070	(23,099)
FINANCING ACTIVITIES
Net increase in deposit balances	47,134	42,643
Net decrease in other short-term borrowings	(14,642)	(26,309)
Principal borrowings on advances from Federal Home Loan Bank	1,908	28,703
Principal repayments on advances from Federal Home Loan Bank	(13,351)	(17,207)
Principal payments on financing lease liabilities	(188)	(168)
Stock options exercised	9	—
Purchases of treasury stock	—	(1,511)
Common stock dividend paid	(1,982)	(2,020)
Net cash provided by financing activities	18,888	24,131
NET INCREASE IN CASH AND CASH EQUIVALENTS	33,145	3,719
CASH AND CASH EQUIVALENTS AT JANUARY 1	17,746	14,027
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$50,891	$17,746

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary, the Company operates 16 banking locations in five southwestern Pennsylvania counties and Hagerstown, Maryland. These branches provide a full range of consumer, mortgage, and commercial financial products and wealth management services.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of AmeriServ Financial, Inc. and its wholly owned subsidiary, AmeriServ Financial Bank (the Bank). The Bank is a Pennsylvania state-chartered full-service bank with 15 locations in Pennsylvania and 1 location in Maryland. Through its AmeriServ Wealth and Capital Management Division, the Bank offers a complete range of trust and financial services and administers assets valued at approximately $2.7 billion and $2.6 billion that are not reported on the Company’s Consolidated Balance Sheets at December 31, 2025 and 2024, respectively. AmeriServ Wealth Advisors, Inc., an SEC-registered investment advisor, is a subsidiary of the Bank.

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

OPERATING SEGMENTS

While the chief decision-maker monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment. Segment reporting is described further in Note 21.

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

Securities classified as trading assets are purchased with the intent of selling them in the near term (less than 30 days) to generate profits from short-term changes in price. Trading securities are reported at fair value with unrealized gains and losses included in income. The Company participates in limited trading activity. Specifically, during 2025, the Company established a $7.0 million investment trading account which is managed by an outside third party. The trading account is invested in U.S. Treasury and municipal securities. As of December 31, 2025, there was $99,000 of cash held

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the account available for future trading security purchases. This cash balance is included in cash and cash equivalents on the Consolidated Balance Sheets.

Additionally, the Company holds equity securities which are comprised of mutual funds held within a rabbi trust for the executive deferred compensation plan and ordinary shares issued by a borrower in satisfaction of debt previously contracted. The deferred compensation plan equity securities are reported at fair value within other assets on the Consolidated Balance Sheets and unrealized holding gains and losses are included in earnings. The ordinary shares issued in satisfaction of debt previously contracted do not have a readily determinable fair value. Therefore, they are reported at cost within other assets on the Consolidated Balance Sheets and are adjusted when observable price changes are identified or an impairment charge is recognized.

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At December 31, 2025 and 2024, the allowance for credit losses on the held to maturity securities portfolio totaled $90,000 and $89,000, respectively.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $384,000 and $403,000 at December 31, 2025 and 2024, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status or past due over 90 days still accruing interest at December 31, 2025 and 2024.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At times, based on management judgment, the Company may establish an allowance for credit losses in excess of the amount that the fair value is less than the amortized cost basis based on specific circumstances surrounding the security. At December 31, 2025, the Company had no allowance for credit losses on the available for sale securities portfolio compared to an allowance totaling $360,000 at December 31, 2024.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued interest receivable on available for sale debt securities totaled $977,000 and $833,000 at December 31, 2025 and 2024, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the Company had no available for sale debt securities in non-accrual status at December 31, 2025 due to the third quarter 2025 charge-off of a non-performing security totaling $1.0 million against a previously established allowance for credit losses. This is compared to one available for sale debt security in non-accrual status at December 31, 2024 totaling $1.0 million with an associated allowance for credit losses of $360,000. When this corporate security was transferred to non-accrual status, interest income from investments was unfavorably impacted due to the reversal of previously recognized income. Specifically, unpaid interest on this security which was reversed totaled $84,000 in 2024.

FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time any such situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (3) the impact of legislative and regulatory changes on the customer base of the FHLB; and (4) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

LOANS HELD FOR SALE

Certain newly originated residential mortgage loans are classified as held for sale, because it is management’s intent to sell these residential mortgage loans. The residential mortgage loans held for sale are carried at the lower of aggregate cost or fair value.

LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance and is recognized using the level yield method. As of December 31, 2025 and 2024, accrued interest receivable on loans totaled $4.2 million, which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses.

The Company typically discontinues the accrual of interest income when loans become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. Payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized or the loan has been returned to accrual status. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. Generally, a non-accrual commercial or

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consumer loan is returned to accrual status after becoming current and remaining current for twelve consecutive payments. Residential mortgage loans are typically returned to accrual status upon becoming current.

LOAN FEES

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

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 41% of the fourth quarter of 2025 general reserve represented qualitative adjustment with 59% representing quantitative reserve.

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

ALLOWANCE FOR CREDIT LOSSES – UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

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

PREMISES AND EQUIPMENT

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

LEASES

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under ASC 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2025 and 2024, the Company had no short-term leases.

BANK-OWNED LIFE INSURANCE

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

INTANGIBLE ASSETS

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

EARNINGS PER COMMON SHARE

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. Options to purchase 166,000 and 194,000 shares of common stock were outstanding during 2025 and 2024, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Exercise prices of anti-dilutive options to purchase common stock outstanding were $2.96 to $4.22 during 2025 and 2024.

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Numerator:
Net income	$5,612	$3,601
Denominator:
Weighted average common shares outstanding (basic)	16,519,809	16,802,383
Effect of stock options	—	—
Effect of common stock issuable	10,084	—
Weighted average common shares outstanding (diluted)	16,529,893	16,802,383
Earnings per common share:
Basic	$0.34	$0.21
Diluted	0.34	0.21

STOCK-BASED COMPENSATION

The Company uses the modified prospective method for accounting of stock-based compensation. The fair value of each option grant is estimated on the grant date using the Binomial or Black-Scholes option pricing model and the expense is recognized ratably over the service period. Forfeitures are recognized as they occur. See Note 17 for details on the assumptions used.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE LOSS

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

CONSOLIDATED STATEMENT OF CASH FLOWS

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in both money market funds and commercial paper. The Company made $325,000 in income tax payments during 2025 compared to receiving a $1.1 million income tax refund in 2024. The Company made total interest payments of $28.5 million in 2025 compared to $30.8 million in 2024. The Company had non-cash transfers to other real estate owned (OREO) and repossessed assets of $49,000 in 2025 and $1.9 million in 2024. During 2025, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $32,000. During 2024, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $1.1 million. Additionally, during 2024, the Company entered into two new financing leases related to an office location and equipment and recorded a right-of-use asset and lease liability of $298,000. The execution of these new leases was partially offset by the termination of two financing leases related to an office location and equipment which led to the write-off of $141,000 of right-of-use assets and lease liabilities during 2024.

INCOME TAXES

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

INTEREST RATE CONTRACTS

The Company recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income (loss), net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

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

PENSION

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumptions may affect the Company’s pension obligations and future expense. Additionally, pension expense can also be impacted by settlement accounting charges if the amount of employee selected lump sum distributions exceed the total amount of service and interest component costs of the net periodic pension (benefit) cost in a particular year.

The service cost component of net periodic pension (benefit) cost is determined by aggregating the product of the discounted cash flows of the plan’s service cost for each year and an individual spot rate (referred to as the “spot rate” approach). The interest cost component is determined by aggregating the product of the discounted cash flows of the plan’s projected benefit obligations for each year and an individual spot rate. Management believes this methodology is an appropriate measure of the service cost and interest cost as each year’s cash flows are specifically linked to the interest rates of bond payments in the same respective year. The Company’s pension benefits are described further in Note 15 of the Notes to Consolidated Financial Statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in generally accepted accounting principles.

2. ADOPTION OF ACCOUNTING STANDARDS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance became effective for annual periods beginning after December 15, 2024. The Company has provided income tax disclosures in Note 14 – Income Taxes as of December 31, 2025 and 2024.

3. REVENUE RECOGNITION

Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage banking revenue, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 83.4% of the total gross revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees – Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time, and the resulting fees are billed monthly or quarterly,

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 was established as of December 31, 2025 and 2024 and included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts – The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income – Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of the annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders, which allows our customers to access their accounts electronically at ATMs and POS terminals. Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied its performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2025 and 2024 (in thousands).

	AT DECEMBER 31,
	2025	2024

Non-interest income:
In-scope of Topic 606
Wealth management fees	$11,560	$12,318
Service charges on deposit accounts	1,145	1,188
Other	1,929	2,115
Non-interest income (in-scope of Topic 606)	14,634	15,621
Non-interest income (out-of-scope of Topic 606)	2,355	2,354
Total non-interest income	$16,989	$17,975

4. CASH AND DUE FROM DEPOSITORY INSTITUTIONS

Cash and due from depository institutions totaled $11.5 million and $13.9 million as of December 31, 2025 and 2024, respectively. The Federal Reserve reduced reserve requirements to zero as of March 26, 2020.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	DECEMBER 31, 2025
		GROSS	GROSS	ALLOWANCE
		UNREALIZED	UNREALIZED	FOR CREDIT	FAIR
	COST BASIS	GAINS	LOSSES	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$5,162	$—	$(372)	$—	$4,790
U.S. Agency mortgage-backed securities	119,381	639	(9,164)	—	110,856
Municipal	10,155	140	(361)	—	9,934
Corporate bonds	51,473	387	(1,212)	—	50,648
Total	$186,171	$1,166	$(11,109)	$—	$176,228

Investment securities held to maturity:

	DECEMBER 31, 2025
		ALLOWANCE		GROSS	GROSS
		FOR CREDIT	CARRYING	UNREALIZED	UNREALIZED	FAIR
	COST BASIS	LOSSES	VALUE	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$2,500	$—	$(216)	$2,284
U.S. Agency mortgage-backed securities	36,592	—	36,592	210	(1,820)	34,982
Municipal	30,754	(1)	30,753	6	(1,415)	29,344
Corporate bonds and other securities	2,500	(89)	2,411	—	(105)	2,306
Total	$72,346	$(90)	$72,256	$216	$(3,556)	$68,916

Investment securities available for sale:

	DECEMBER 31, 2024
		GROSS	GROSS	ALLOWANCE
		UNREALIZED	UNREALIZED	FOR CREDIT	FAIR
	COST BASIS	GAINS	LOSSES	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$5,345	$—	$(679)	$—	$4,666
U.S. Agency mortgage-backed securities	104,227	90	(12,783)	—	91,534
Municipal	9,031	2	(670)	—	8,363
Corporate bonds	54,254	94	(2,931)	(360)	51,057
Total	$172,857	$186	$(17,063)	$(360)	$155,620

Investment securities held to maturity:

	DECEMBER 31, 2024
		ALLOWANCE		GROSS	GROSS
		FOR CREDIT	CARRYING	UNREALIZED	UNREALIZED	FAIR
	COST BASIS	LOSSES	VALUE	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
U.S. Agency	$2,500	$—	$2,500	$—	$(365)	$2,135
U.S. Agency mortgage-backed securities	26,966	—	26,966	28	(2,403)	24,591
Municipal	30,961	(2)	30,959	—	(2,553)	28,406
Corporate bonds and other securities	3,499	(87)	3,412	—	(73)	3,339
Total	$63,926	$(89)	$63,837	$28	$(5,394)	$58,471

The Company and its subsidiary, collectively, did not hold securities of any single issuer, excluding U.S. agencies, that exceeded 10% of shareholders’ equity at December 31, 2025. Management conducted a review of the investment

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities portfolio in order to identify exposures to issuers within foreign countries experiencing significant economic, fiscal, and/or political strains. Given the instability and continuing conflict between Israel and other Middle East nations, the nation of Israel has been identified by management as significantly strained. At December 31, 2025, the Company had a State of Israel Jubilee bond within the held to maturity portfolio with an amortized cost of $1.0 million and a fair value of $980,000. The 3-year bond was purchased prior to the start of the conflicts and is set to mature in August 2026.

The Company recognized no gross investment security gains or losses in 2025 and 2024. The Company sold no available for sale (AFS) securities during 2025 while the proceeds from the sale of AFS securities totaled $935,000 for 2024. The Company had established an allowance for credit losses on one of the AFS securities sold during 2024. In accordance with ASC 326, Financial Instruments – Credit Losses, once the Company decided to sell the security (i.e. intent to sell), the security was charged down, against the allowance, to fair value therefore resulting in the recognition of no gain or loss.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $142.7 million at December 31, 2025 and $125.8 million at December 31, 2024. In addition, the Company has pledged $3.8 million of available for sale securities as collateral for a revolving line of credit from an unrelated financial institution.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of December 31, 2025, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.6% of the par value.

The Company’s consolidated investment securities portfolio had an effective duration of approximately 3.76 years. The weighted average expected maturity for available for sale securities at December 31, 2025 for U.S. agency, U.S. agency mortgage-backed, corporate bond, and municipal securities was 5.06, 7.60, 4.14, and 5.19 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2025 for U.S. agency, U.S. agency mortgage-backed, corporate bond/other securities, and municipal securities was 4.97, 6.65, 3.93, and 3.68 years, respectively. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The following tables set forth the contractual maturity distribution of investment securities, cost basis for available for sale and carrying value for held to maturity as well as fair market values, as of December 31, 2025.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities available for sale:

	AT DECEMBER 31, 2025
					TOTAL
				U.S. AGENCY	INVESTMENT
				MORTGAGE-	SECURITIES
			CORPORATE	BACKED	AVAILABLE
	U. S. AGENCY	MUNICIPAL	BONDS	SECURITIES	FOR SALE

	(IN THOUSANDS)
COST BASIS
Within 1 year	$—	$700	$7,793	$—	$8,493
After 1 year but within 5 years	3,112	4,372	15,841	1,100	24,425
After 5 years but within 10 years	1,000	4,103	26,089	3,976	35,168
Over 10 years	1,050	980	1,750	114,305	118,085
Total	$5,162	$10,155	$51,473	$119,381	$186,171
FAIR VALUE
Within 1 year	$—	$700	$7,739	$—	$8,439
After 1 year but within 5 years	2,904	4,124	15,772	1,097	23,897
After 5 years but within 10 years	899	4,126	25,356	3,871	34,252
Over 10 years	987	984	1,781	105,888	109,640
Total	$4,790	$9,934	$50,648	$110,856	$176,228

Investment securities held to maturity:

	AT DECEMBER 31, 2025
					TOTAL
				U.S. AGENCY	INVESTMENT
			CORPORATE	MORTGAGE-	SECURITIES
			BONDS AND	BACKED	HELD TO
	U.S. AGENCY	MUNICIPAL	OTHER	SECURITIES	MATURITY

	(IN THOUSANDS)
CARRYING VALUE
Within 1 year	$—	$1,406	$1,000	$—	$2,406
After 1 year but within 5 years	—	15,844	—	—	15,844
After 5 years but within 10 years	2,500	13,188	1,411	1,031	18,130
Over 10 years	—	315	—	35,561	35,876
Total	$2,500	$30,753	$2,411	$36,592	$72,256
FAIR VALUE
Within 1 year	$—	$1,404	$980	$—	$2,384
After 1 year but within 5 years	—	15,569	—	—	15,569
After 5 years but within 10 years	2,284	12,085	1,326	1,014	16,709
Over 10 years	—	286	—	33,968	34,254
Total	$2,284	$29,344	$2,306	$34,982	$68,916

The following tables summarize the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2025 and 2024, aggregated by security type and length of time in a continuous loss position (in thousands):

	DECEMBER 31, 2025
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$—	$—	$4,790	$(372)	$4,790	$(372)
U.S. Agency mortgage-backed securities	9,198	(28)	60,272	(9,136)	69,470	(9,164)
Municipal	—	—	5,670	(361)	5,670	(361)
Corporate bonds	5,086	(64)	20,416	(1,148)	25,502	(1,212)
Total	$14,284	$(92)	$91,148	$(11,017)	$105,432	$(11,109)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2024
	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$—	$—	$4,666	$(679)	$4,666	$(679)
U.S. Agency mortgage-backed securities	16,104	(275)	63,323	(12,508)	79,427	(12,783)
Municipal	—	—	8,121	(670)	8,121	(670)
Corporate bonds	9,500	(675)	34,612	(2,256)	44,112	(2,931)
Total	$25,604	$(950)	$110,722	$(16,113)	$136,326	$(17,063)

At December 31, 2025, within the available for sale debt securities portfolio, the Company had six U.S. Agency mortgage-backed securities and ten corporate bonds that have been in a gross unrealized loss position for less than 12 months with depreciation of 0.6% from its amortized cost basis. Additionally, at December 31, 2025, within the available for sale debt securities portfolio, the Company had six U.S. Agency, 127 U.S. Agency mortgage-backed securities, 16 municipal, and 39 corporate bonds that have been in a gross unrealized loss position for greater than 12 months with depreciation of 10.8% from its amortized cost basis.

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

The following tables present the activity in the allowance for credit losses on available for sale debt securities by major security type for the years ended December 31, 2025 and 2024 (in thousands).

	BALANCE AT DECEMBER 31, 2024	CHARGE-OFFS	RECOVERIES	PROVISION (RECOVERY)	BALANCE AT DECEMBER 31, 2025
Corporate bonds	$360	$(1,000)	$—	$640	$—
Total	$360	$(1,000)	$—	$640	$—

	BALANCE AT DECEMBER 31, 2023	CHARGE-OFFS	RECOVERIES	PROVISION (RECOVERY)	BALANCE AT DECEMBER 31, 2024
Corporate bonds	$926	$(491)	$—	$(75)	$360
Total	$926	$(491)	$—	$(75)	$360

During 2025, the Company recognized the charge-off of a $1.0 million corporate bond within the available for sale debt securities portfolio. The security was charged off against an established allowance for credit losses due to further credit deterioration and heightened doubts surrounding the issuer’s ability to meet its payment obligations as well as substantial legal issues. The Company recognized a $640,000 provision for credit losses on available for sale debt securities in 2025 as a result of the establishment of a full reserve on the corporate bond discussed above after a partial reserve was established for the security last year. This compares to the recognition of a $75,000 provision for credit losses recovery in 2024. During 2024, the recognition of the provision recovery was due to the sale of the impaired subordinated debt investment issued by Signature Bank which was partially offset by the establishment of an allowance for credit losses on a corporate AFS security deemed to be credit impaired.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the activity in the allowance for credit losses on held to maturity debt securities by major security type for the years ended December 31, 2025 and 2024 (in thousands).

	BALANCE AT DECEMBER 31, 2024	CHARGE-OFFS	RECOVERIES	PROVISION (RECOVERY)	BALANCE AT DECEMBER 31, 2025
Municipal	$2	$—	$—	$(1)	$1
Corporate bonds and other securities	87	—	—	2	89
Total	$89	$—	$—	$1	$90

	BALANCE AT DECEMBER 31, 2023	CHARGE-OFFS	RECOVERIES	PROVISION (RECOVERY)	BALANCE AT DECEMBER 31, 2024
Municipal	$2	$—	$—	$—	$2
Corporate bonds and other securities	35	—	—	52	87
Total	$37	$—	$—	$52	$89

The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the PD/LGD method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source.

Maintaining investment quality is a primary objective of the Company’s Investment Policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s or Standard & Poor’s rating of A. The Company monitors the credit ratings of its debt securities on a quarterly basis. At December 31, 2025, 1.7% of the portfolio was rated AAA as compared to 59.2% at December 31, 2024. The steep decline in securities rated AAA resulted from the Moody’s downgrade of the United States rating to Aa1 during 2025 which impacted the Company’s U.S. Agency and U.S. Agency mortgage-backed securities. At December 31, 2025, 76.5% of the total investment securities portfolio was rated AA or higher compared to 72.8% at December 31, 2024. Approximately 13.5% of the portfolio was rated below A or unrated at December 31, 2025 compared to 14.7% at December 31, 2024.

Specifically, the following table summarizes the carrying value of held to maturity debt securities at December 31, 2025, aggregated by credit quality indicator (in thousands).

	DECEMBER 31, 2025
	CREDIT RATING
	AAA/AA/A	BBB/BB/B	UNRATED	TOTAL
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	36,592	—	—	36,592
Municipal	30,753	—	—	30,753
Corporate bonds and other securities	1,000	—	1,411	2,411
Total	$70,845	$—	$1,411	$72,256

The Company had no held to maturity debt securities in non-accrual status or past due 90 days still accruing interest at December 31, 2025 and 2024. The underlying issuers continue to make timely principal and interest payments on the securities.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trading Securities

The following table presents the Company’s trading securities, at estimated fair value.

	AT DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
U.S. Treasury	$3,401	$—
Municipal	3,852	—
Total	$7,253	$—

The following table presents the net gain on trading securities included in trading securities revenue for the years ended December 31, 2025 and 2024.

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
Net realized gain on sales	$213	$—
Net unrealized gain	29	—
Net gain on trading securities	242	—
Less: Portfolio expenses and management fees	124	—
Trading securities revenue	$118	$—

Equity Securities

As of December 31, 2025 and 2024, the Company reported $183,000 and $350,000, respectively, of equity securities within other assets on the Consolidated Balance Sheets. These equity securities are held within a non-qualified deferred compensation plan in which a select group of executives of the Company can participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan and held within a rabbi trust. The assets of the rabbi trust are invested in various publicly listed mutual funds. The gain or loss on the equity securities (both realized and unrealized) is reported within other income on the Consolidated Statements of Operations. No gain or loss on the equity securities (both realized and unrealized) was recorded during 2025 and 2024. Additionally, the Company has recognized a deferred compensation liability, which is equal to the balance of the equity securities and is reported within other liabilities on the Consolidated Balance Sheets.

Additionally, the Company previously entered into a Registration Rights Agreement with a borrower who, upon emergence from bankruptcy, issued ordinary shares in satisfaction of debt previously contracted. The shares are not listed on any stock exchange. At December 31, 2025 and 2024, the carrying value of these equity securities without readily determinable fair values was $600,000, which is included in other assets on the Consolidated Balance Sheets. During 2025, the Company received additional shares of restricted common stock due to the spin-off of a portion of the issuer’s business. The shares cannot be sold or transferred and are not listed on any stock exchange. The restricted shares have no carrying value on the Company’s Consolidated Balance Sheets as of December 31, 2025.

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

The loan portfolio of the Company consists of the following:

	AT DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
Commercial:
Commercial real estate (owner occupied) (1)	$85,233	$86,953
Commercial and industrial	144,325	147,251
Commercial real estate (non-owner occupied):
Retail (1)	171,530	181,778
Multi-family (1)	131,085	132,364
Other (1)	217,935	233,882
Residential mortgages (1)	169,814	177,110
Consumer	112,805	108,611
Loans, net of unearned income	$1,032,727	$1,067,949
(1)	Real estate construction loans constituted 5.0% and 3.6% of the Company’s total loans, net of unearned income as of December 31, 2025 and 2024, respectively.

Loan balances at December 31, 2025 and 2024 are net of unearned income of $466,000 and $517,000, respectively.

The Company has no exposure to subprime mortgage loans in either the loan or investment portfolios. The Company has no direct loan exposures to sovereign or non-sovereign (i.e. financial institutions and corporations) borrowers within foreign countries experiencing significant economic, fiscal, and/or political strains.

The Company has no significant industry lending concentrations. Specifically, as of December 31, 2025 and 2024, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. Additionally, the majority of the Company’s lending occurs within a 250-mile radius of the Johnstown market.

In the ordinary course of business, the Company has transactions, including loans, with its officers, directors, and their affiliated companies. In management’s opinion, these transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $499,000 and $540,000 at December 31, 2025 and 2024, respectively.

The following tables summarize the loan activity with related parties for the years ended December 31, 2025 and 2024 (in thousands).

	YEAR ENDED DECEMBER 31, 2025
	BALANCE AT DECEMBER 31, 2024	ADDITIONS	REPAYMENTS	BALANCE AT DECEMBER 31, 2025
Loans to related parties	$540	$110	$151	$499

	YEAR ENDED DECEMBER 31, 2024
	BALANCE AT DECEMBER 31, 2023	ADDITIONS	REPAYMENTS	BALANCE AT DECEMBER 31, 2024
Loans to related parties	$663	$48	$171	$540

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ALLOWANCE FOR CREDIT LOSSES – LOANS

The following tables summarize the roll forward of the allowance for credit losses by loan portfolio segment for the years ended December 31, 2025 and 2024 (in thousands).

	BALANCE AT	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2024	OFFS	RECOVERIES	(RECOVERY)	DECEMBER 31, 2025
Commercial real estate (owner occupied)	$398	$—	$24	$(103)	$319
Commercial and industrial	2,860	(1,774)	65	1,836	2,987
Commercial real estate (non-owner occupied) - retail	3,695	—	—	(447)	3,248
Commercial real estate (non-owner occupied) - multi-family	1,478	—	—	(75)	1,403
Other commercial real estate (non-owner occupied)	3,451	(3,145)	12	3,407	3,725
Residential mortgages	839	—	5	(548)	296
Consumer	1,191	(154)	75	38	1,150
Total	$13,912	$(5,073)	$181	$4,108	$13,128

	BALANCE AT	CHARGE-		PROVISION	BALANCE AT
	DECEMBER 31, 2023	OFFS	RECOVERIES	(RECOVERY)	DECEMBER 31, 2024
Commercial real estate (owner occupied)	$1,529	$—	$24	$(1,155)	$398
Commercial and industrial	3,030	(427)	45	212	2,860
Commercial real estate (non-owner occupied) - retail	3,488	—	—	207	3,695
Commercial real estate (non-owner occupied) - multi-family	1,430	—	3	45	1,478
Other commercial real estate (non-owner occupied)	3,428	(1,571)	11	1,583	3,451
Residential mortgages	1,021	—	18	(200)	839
Consumer	1,127	(207)	81	190	1,191
Total	$15,053	$(2,205)	$182	$882	$13,912

The Company recorded a $4.1 million provision for credit losses on the loan portfolio in 2025 compared to a provision of $882,000 for the year ended December 31, 2024, resulting in an unfavorable change of $3.2 million. The significant increase in the provision for credit losses for 2025 primarily reflects the charge-off activity during the year. Specifically, a $3.1 million charge-off was necessary to resolve the Company’s largest problem commercial real estate loan secured by a mixed use retail/office property in the Pittsburgh market, in addition to charge-offs of $1.8 million within the commercial and industrial loan segment. The Company recognized net loan charge-offs of $4.9 million, or 0.46% of total average loans, in 2025 compared to net loan charge-offs of $2.0 million, or 0.19% of total average loans, in 2024. Tempering the impact from the charge-offs on the 2025 provision expense was a year-over-year contraction in outstanding loan balances.

The lower provision for credit losses for 2024 reflected provision recoveries recognized for the loan portfolio during the first and third quarters. These recoveries were more than offset by the fourth quarter 2024 provision expense which was unfavorably impacted by increased loss rates, due to charge-off activity, as well as strong loan growth.

The following tables summarize the loan portfolio and allowance for credit losses by the primary segments of the loan portfolio.

	AT DECEMBER 31, 2025
			COMMERCIAL	COMMERCIAL
	COMMERCIAL		REAL ESTATE	REAL ESTATE	OTHER COMMERCIAL
	REAL ESTATE	COMMERCIAL	(NON-OWNER OCCUPIED) -	(NON-OWNER OCCUPIED) -	REAL ESTATE	RESIDENTIAL
Loans:	(OWNER OCCUPIED)	AND INDUSTRIAL	RETAIL	MULTI-FAMILY	(NON-OWNER OCCUPIED)	MORTGAGES	CONSUMER	TOTAL

	(IN THOUSANDS)
Individually evaluated	$2,875	$2,148	$415	$—	$2,034	$155	$—	$7,627
Collectively evaluated	82,358	142,177	171,115	131,085	215,901	169,659	112,805	1,025,100
Total loans	$85,233	$144,325	$171,530	$131,085	$217,935	$169,814	$112,805	$1,032,727

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AT DECEMBER 31, 2025
			COMMERCIAL	COMMERCIAL
	COMMERCIAL		REAL ESTATE	REAL ESTATE	OTHER COMMERCIAL
Allowance for	REAL ESTATE	COMMERCIAL	(NON-OWNER OCCUPIED) -	(NON-OWNER OCCUPIED) -	REAL ESTATE	RESIDENTIAL
credit losses:	(OWNER OCCUPIED)	AND INDUSTRIAL	RETAIL	MULTI-FAMILY	(NON-OWNER OCCUPIED)	MORTGAGES	CONSUMER	TOTAL

	(IN THOUSANDS)
Specific reserve allocation	$—	$558	$—	$—	$—	$—	$—	$558
General reserve allocation	319	2,429	3,248	1,403	3,725	296	1,150	12,570
Total allowance for credit losses	$319	$2,987	$3,248	$1,403	$3,725	$296	$1,150	$13,128

	AT DECEMBER 31, 2024
			COMMERCIAL	COMMERCIAL
	COMMERCIAL		REAL ESTATE	REAL ESTATE	OTHER COMMERCIAL
	REAL ESTATE	COMMERCIAL	(NON-OWNER OCCUPIED) -	(NON-OWNER OCCUPIED) -	REAL ESTATE	RESIDENTIAL
Loans:	(OWNER OCCUPIED)	AND INDUSTRIAL	RETAIL	MULTI-FAMILY	(NON-OWNER OCCUPIED)	MORTGAGES	CONSUMER	TOTAL

	(IN THOUSANDS)
Individually evaluated	$3,429	$1,675	$—	$—	$8,773	$379	$10	$14,266
Collectively evaluated	83,524	145,576	181,778	132,364	225,109	176,731	108,601	1,053,683
Total loans	$86,953	$147,251	$181,778	$132,364	$233,882	$177,110	$108,611	$1,067,949

	AT DECEMBER 31, 2024
			COMMERCIAL	COMMERCIAL
	COMMERCIAL		REAL ESTATE	REAL ESTATE	OTHER COMMERCIAL
Allowance for	REAL ESTATE	COMMERCIAL	(NON-OWNER OCCUPIED) -	(NON-OWNER OCCUPIED) -	REAL ESTATE	RESIDENTIAL
credit losses:	(OWNER OCCUPIED)	AND INDUSTRIAL	RETAIL	MULTI-FAMILY	(NON-OWNER OCCUPIED)	MORTGAGES	CONSUMER	TOTAL

	(IN THOUSANDS)
Specific reserve allocation	$—	$541	$—	$—	$—	$—	$—	$541
General reserve allocation	398	2,319	3,695	1,478	3,451	839	1,191	13,371
Total allowance for credit losses	$398	$2,860	$3,695	$1,478	$3,451	$839	$1,191	$13,912

The following tables present the amortized cost basis of collateral-dependent loans which were individually evaluated for a specific reserve allocation in the allowance for credit losses by class of loans (in thousands).

	COLLATERAL TYPE
DECEMBER 31, 2025	REAL ESTATE	BUSINESS ASSETS
Commercial:
Commercial real estate (owner occupied)	$2,774	$101
Commercial and industrial	1,362	72
Commercial real estate (non-owner occupied):
Retail	415	—
Other	2,034	—
Residential mortgages	155	—
Total	$6,740	$173

COLLATERAL TYPE
DECEMBER 31, 2024	REAL ESTATE
Commercial:
Commercial real estate (owner occupied)	$3,429
Commercial and industrial	1,000
Commercial real estate (non-owner occupied):
Other	8,773
Residential mortgages	378
Consumer	10
Total	$13,590

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	AT DECEMBER 31, 2025
	NON-ACCRUAL WITH NO ACL	NON-ACCRUAL WITH ACL	TOTAL NON-ACCRUAL	LOANS PAST DUE 90 DAYS OR MORE STILL ACCRUING	OREO AND REPOSSESSED ASSETS	TOTAL NON-PERFORMING ASSETS
Commercial real estate (owner occupied)	$2,875	$—	$2,875	$—	$—	$2,875
Commercial and industrial	1,437	714	2,151	—	216	2,367
Commercial real estate (non-owner occupied) - retail	415	—	415	—	—	415
Other commercial real estate (non-owner occupied)	2,034	—	2,034	—	—	2,034
Residential mortgages	155	51	206	10	—	216
Consumer	—	611	611	—	—	611
Total	$6,916	$1,376	$8,292	$10	$216	$8,518

	AT DECEMBER 31, 2024
	NON-ACCRUAL WITH NO ACL	NON-ACCRUAL WITH ACL	TOTAL NON-ACCRUAL	LOANS PAST DUE 90 DAYS OR MORE STILL ACCRUING	OREO AND REPOSSESSED ASSETS	TOTAL NON-PERFORMING ASSETS
Commercial real estate (owner occupied)	$152	$—	$152	$—	$—	$152
Commercial and industrial	—	675	675	97	234	1,006
Other commercial real estate (non-owner occupied)	8,773	—	8,773	—	1,476	10,249
Residential mortgages	379	—	379	26	14	419
Consumer	10	821	831	—	—	831
Total	$9,314	$1,496	$10,810	$123	$1,724	$12,657

It should be noted that the Company has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed in non-accrual status, any outstanding interest is reversed against interest income.

Non-performing assets from the loan portfolio decreased from $12.7 million at December 31, 2024 to $8.5 million at December 31, 2025. Non-performing assets from the loan portfolio were at 0.82% of total loans as of December 31, 2025 compared to 1.19% of total loans as of December 31, 2024. In summary, the allowance for credit losses provided 158% coverage of non-performing loans and 1.27% of total loans at December 31, 2025 compared to 127% coverage of non-performing loans and 1.30% of total loans at December 31, 2024.

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in other real estate owned and repossessed assets on the Consolidated Balance Sheets. The Company had no foreclosed residential real estate included in other real estate owned and repossessed assets as of December 31, 2025 compared to $14,000 as of December 31, 2024. As of December 31, 2025, the Company had initiated formal foreclosure procedures on $130,000 of residential mortgages.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The actual loan review coverage for the year ended December 31, 2025 was 43% of the commercial loan portfolio.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AT DECEMBER 31, 2025
							REVOLVING	REVOLVING
							LOANS	LOANS
							AMORTIZED	CONVERTED
	TERM LOANS AMORTIZED COST BASIS BY ORIGINATION YEAR						COST	TO
	2025	2024	2023	2022	2021	PRIOR	BASIS	TERM	TOTAL

	(IN THOUSANDS)
Commercial real estate (owner occupied)
Pass	$8,901	$10,312	$16,564	$6,050	$9,460	$29,511	$433	$—	$81,231
Special Mention	—	—	—	—	—	520	223	—	743
Substandard	—	—	—	—	2,738	521	—	—	3,259
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,901	$10,312	$16,564	$6,050	$12,198	$30,552	$656	$—	$85,233
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$22,994	$10,640	$14,643	$12,800	$5,307	$18,626	$50,490	$5,010	$140,510
Special Mention	—	—	—	—	—	—	1,240	—	1,240
Substandard	—	—	—	307	363	304	1,178	25	2,177
Doubtful	—	—	—	—	—	398	—	—	398
Total	$22,994	$10,640	$14,643	$13,107	$5,670	$19,328	$52,908	$5,035	$144,325
Current period gross charge-offs	$—	$—	$—	$200	$1,396	$178	$—	$—	$1,774
Commercial real estate (non-owner occupied) - retail
Pass	$17,984	$26,374	$35,435	$14,284	$30,707	$46,305	$26	$—	$171,115
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	415	—	—	—	—	—	415
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,984	$26,374	$35,850	$14,284	$30,707	$46,305	$26	$—	$171,530
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$9,762	$24,594	$32,750	$11,515	$15,867	$34,378	$24	$—	$128,890
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,195	—	—	2,195
Doubtful	—	—	—	—	—	—	—	—	—
Total	$9,762	$24,594	$32,750	$11,515	$15,867	$36,573	$24	$—	$131,085
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$23,090	$22,060	$27,401	$32,037	$40,743	$58,392	$6,973	$—	$210,696
Special Mention	—	—	—	—	—	5,205	—	—	5,205
Substandard	—	—	—	180	—	1,854	—	—	2,034
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,090	$22,060	$27,401	$32,217	$40,743	$65,451	$6,973	$—	$217,935
Current period gross charge-offs	$—	$—	$—	$—	$—	$3,145	$—	$—	$3,145
Total by risk rating
Pass	$82,731	$93,980	$126,793	$76,686	$102,084	$187,212	$57,946	$5,010	$732,442
Special Mention	—	—	—	—	—	5,725	1,463	—	7,188
Substandard	—	—	415	487	3,101	4,874	1,178	25	10,080
Doubtful	—	—	—	—	—	398	—	—	398
Total	$82,731	$93,980	$127,208	$77,173	$105,185	$198,209	$60,587	$5,035	$750,108
Current period gross charge-offs	$—	$—	$—	$200	$1,396	$3,323	$—	$—	$4,919

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AT DECEMBER 31, 2024
							REVOLVING	REVOLVING
							LOANS	LOANS
							AMORTIZED	CONVERTED
	TERM LOANS AMORTIZED COST BASIS BY ORIGINATION YEAR						COST	TO
	2024	2023	2022	2021	2020	PRIOR	BASIS	TERM	TOTAL

	(IN THOUSANDS)
Commercial real estate (owner occupied)
Pass	$10,294	$17,016	$6,648	$10,675	$10,476	$26,393	$324	$856	$82,682
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,680	—	591	—	—	4,271
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,294	$17,016	$6,648	$14,355	$10,476	$26,984	$324	$856	$86,953
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$16,714	$19,357	$20,977	$7,397	$4,568	$19,280	$54,455	$—	$142,748
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	480	409	1,753	—	689	1,172	—	4,503
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,714	$19,837	$21,386	$9,150	$4,568	$19,969	$55,627	$—	$147,251
Current period gross charge-offs	$—	$—	$427	$—	$—	$—	$—	$—	$427
Commercial real estate (non-owner occupied) - retail
Pass	$29,349	$38,912	$20,935	$31,934	$21,322	$38,047	$32	$942	$181,473
Special Mention	—	—	305	—	—	—	—	—	305
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,349	$38,912	$21,240	$31,934	$21,322	$38,047	$32	$942	$181,778
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$25,984	$28,807	$16,423	$16,816	$11,513	$30,066	$475	$—	$130,084
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	915	1,365	—	—	2,280
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,984	$28,807	$16,423	$16,816	$12,428	$31,431	$475	$—	$132,364
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$27,801	$32,514	$35,365	$40,876	$16,226	$61,619	$4,537	$194	$219,132
Special Mention	—	—	—	—	—	3,488	—	—	3,488
Substandard	—	—	569	199	—	10,494	—	—	11,262
Doubtful	—	—	—	—	—	—	—	—	—
Total	$27,801	$32,514	$35,934	$41,075	$16,226	$75,601	$4,537	$194	$233,882
Current period gross charge-offs	$—	$—	$—	$—	$—	$1,571	$—	$—	$1,571
Total by risk rating
Pass	$110,142	$136,606	$100,348	$107,698	$64,105	$175,405	$59,823	$1,992	$756,119
Special Mention	—	—	305	—	—	3,488	—	—	3,793
Substandard	—	480	978	5,632	915	13,139	1,172	—	22,316
Doubtful	—	—	—	—	—	—	—	—	—
Total	$110,142	$137,086	$101,631	$113,330	$65,020	$192,032	$60,995	$1,992	$782,228
Current period gross charge-offs	$—	$—	$427	$—	$—	$1,571	$—	$—	$1,998

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

	AT DECEMBER 31, 2025
							REVOLVING	REVOLVING
							LOANS	LOANS
							AMORTIZED	CONVERTED
	TERM LOANS AMORTIZED COST BASIS BY ORIGINATION YEAR						COST	TO
	2025	2024	2023	2022	2021	PRIOR	BASIS	TERM	TOTAL

	(IN THOUSANDS)
Residential mortgages
Performing	$4,377	$13,914	$15,006	$10,054	$53,478	$72,769	$—	$—	$169,598
Non-performing	—	—	—	—	155	61	—	—	216
Total	$4,377	$13,914	$15,006	$10,054	$53,633	$72,830	$—	$—	$169,814
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$11,546	$8,581	$7,999	$12,952	$5,820	$5,363	$59,823	$110	$112,194
Non-performing	—	5	75	17	—	322	192	—	611
Total	$11,546	$8,586	$8,074	$12,969	$5,820	$5,685	$60,015	$110	$112,805
Current period gross charge-offs	$1	$28	$41	$8	$1	$75	$—	$—	$154
Total by payment performance
Performing	$15,923	$22,495	$23,005	$23,006	$59,298	$78,132	$59,823	$110	$281,792
Non-performing	—	5	75	17	155	383	192	—	827
Total	$15,923	$22,500	$23,080	$23,023	$59,453	$78,515	$60,015	$110	$282,619
Current period gross charge-offs	$1	$28	$41	$8	$1	$75	$—	$—	$154

	AT DECEMBER 31, 2024
							REVOLVING	REVOLVING
							LOANS	LOANS
							AMORTIZED	CONVERTED
	TERM LOANS AMORTIZED COST BASIS BY ORIGINATION YEAR						COST	TO
	2024	2023	2022	2021	2020	PRIOR	BASIS	TERM	TOTAL

	(IN THOUSANDS)
Residential mortgages
Performing	$12,877	$15,602	$10,400	$57,540	$41,868	$38,418	$—	$—	$176,705
Non-performing	—	—	—	—	—	405	—	—	405
Total	$12,877	$15,602	$10,400	$57,540	$41,868	$38,823	$—	$—	$177,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$11,476	$10,988	$16,397	$7,605	$2,475	$4,299	$53,876	$664	$107,780
Non-performing	—	110	46	—	59	344	272	—	831
Total	$11,476	$11,098	$16,443	$7,605	$2,534	$4,643	$54,148	$664	$108,611
Current period gross charge-offs	$5	$6	$21	$19	$13	$143	$—	$—	$207
Total by payment performance
Performing	$24,353	$26,590	$26,797	$65,145	$44,343	$42,717	$53,876	$664	$284,485
Non-performing	—	110	46	—	59	749	272	—	1,236
Total	$24,353	$26,700	$26,843	$65,145	$44,402	$43,466	$54,148	$664	$285,721
Current period gross charge-offs	$5	$6	$21	$19	$13	$143	$—	$—	$207

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

	AT DECEMBER 31, 2025

		30 – 59	60 – 89	90 OR MORE
		DAYS	DAYS	DAYS	TOTAL	NON-	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	ACCRUAL	LOANS

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$82,358	$—	$—	$—	$—	$2,875	$85,233
Commercial and industrial	141,691	455	28	—	483	2,151	144,325
Commercial real estate (non-owner occupied) - retail	171,115	—	—	—	—	415	171,530
Commercial real estate (non-owner occupied) - multi-family	131,085	—	—	—	—	—	131,085
Other commercial real estate (non-owner occupied)	215,901	—	—	—	—	2,034	217,935
Residential mortgages	168,602	926	70	10	1,006	206	169,814
Consumer	111,354	728	112	—	840	611	112,805
Total	$1,022,106	$2,109	$210	$10	$2,329	$8,292	$1,032,727

	AT DECEMBER 31, 2024

		30 – 59	60 – 89	90 OR MORE
		DAYS	DAYS	DAYS	TOTAL	NON-	TOTAL
	CURRENT	PAST DUE	PAST DUE	PAST DUE	PAST DUE	ACCRUAL	LOANS

	(IN THOUSANDS)
Commercial real estate (owner occupied)	$86,368	$433	$—	$—	$433	$152	$86,953
Commercial and industrial	144,627	1,852	—	97	1,949	675	147,251
Commercial real estate (non-owner occupied) - retail	181,778	—	—	—	—	—	181,778
Commercial real estate (non-owner occupied) - multi-family	132,364	—	—	—	—	—	132,364
Other commercial real estate (non-owner occupied)	224,914	195	—	—	195	8,773	233,882
Residential mortgages	175,817	852	36	26	914	379	177,110
Consumer	106,796	948	36	—	984	831	108,611
Total	$1,052,664	$4,280	$72	$123	$4,475	$10,810	$1,067,949

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the amortized cost basis of loans modified to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024 (in thousands).

	YEAR ENDED DECEMBER 31, 2025
	TERM EXTENSION
	AMORTIZED COST BASIS	% OF TOTAL CLASS OF LOANS
Other commercial real estate (non-owner occupied)	$2,349	1.08%
Residential mortgages	191	0.11%
Total	$2,540

As of December 31, 2025, the modified loans described in the table above were current as to payments.

	YEAR ENDED DECEMBER 31, 2024
	PAYMENT DELAY
	AMORTIZED COST BASIS	% OF TOTAL CLASS OF LOANS
Commercial real estate (owner occupied)	$152	0.17%
Total	$152

	TERM EXTENSION
	AMORTIZED COST BASIS	% OF TOTAL CLASS OF LOANS
Commercial and industrial	$154	0.10%
Total	$154

	COMBINATION - PRINCIPAL FORGIVENESS AND TERM EXTENSION
	AMORTIZED COST BASIS	% OF TOTAL CLASS OF LOANS
Commercial and industrial	$480	0.33%
Total	$480

At December 31, 2025 and 2024, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

YEAR ENDED DECEMBER 31, 2025
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
Commercial and industrial

During the first, second, and third quarters of 2024, provided a maturity date extension of 90 days and modified seasonal principal and interest payments to interest only until maturity. During the fourth quarter of 2024, provided the same borrower an additional maturity date extension of one year and required monthly principal and interest payments.

COMBINATION - PRINCIPAL FORGIVENESS AND TERM EXTENSION
LOAN TYPE	FINANCIAL EFFECT
Commercial and industrial	As a result of the borrower's bankruptcy, the maturity date of the loan was extended four years and a portion of the principal balance was converted to an equity investment in the borrower.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company had no loans which were modified to borrowers experiencing financial difficulty which subsequently defaulted during the year ended December 31, 2025. An other commercial real estate (non-owner occupied) loan modified during the second quarter of 2023 was in non-accrual status and significantly past due as of December 31, 2024. The loan was secured by a mixed use (retail/office) property located within the City of Pittsburgh, but not in the downtown central business district. The loan was considered in default and the Company initiated formal foreclosure procedures on the property during 2024. Further, the property was sold during the fourth quarter of 2025, resulting in the pay-off and final charge-off of the loan as of December 31, 2025.

8. PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
Land	$1,225	$1,225
Premises	28,225	29,696
Furniture and equipment	8,177	8,097
Leasehold improvements	1,236	1,229
Total at cost	38,863	40,247
Less: Accumulated depreciation and amortization	24,934	26,019
Premises and equipment, net	$13,929	$14,228

The Company recorded depreciation and amortization expense of $1.7 million for the years ended December 31, 2025 and 2024.

The Company utilizes a contract cleaner to provide janitorial services for several office locations. The contract cleaner is owned by a Director of the Company. The amount paid to this related party totaled $232,000 and $233,000 for the years ended December 31, 2025 and 2024, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the lease cost associated with both operating and financing leases for the years ended December 31, 2025 and 2024.

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
Lease cost
Financing lease cost
Amortization of right-of-use asset	$225	$225
Interest expense	100	108
Operating lease cost	252	251
Total lease cost	$577	$584
Cash paid on leases
Financing leases	$288	$276
Operating leases	244	241
Total cash paid on leases	$532	$517

The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2025 and 2024.

	AT DECEMBER 31,
	2025		2024
	OPERATING	FINANCING	OPERATING	FINANCING
Weighted-average remaining term (years)	7.5	12.3	8.5	13.1
Weighted-average discount rate	4.30%	3.84%	4.31%	3.86%

The following table presents the undiscounted cash flows due related to operating and financing leases as of December 31, 2025 and 2024, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.

DECEMBER 31, 2025
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due in:
2026	$240	$291
2027	208	278
2028	205	246
2029	207	223
2030	210	233
Thereafter	610	1,895
Total undiscounted cash flows	1,680	3,166
Discount on cash flows	(254)	(665)
Total lease liabilities	$1,426	$2,501

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024
	OPERATING	FINANCING

	(IN THOUSANDS)
Undiscounted cash flows due in:
2025	$233	$288
2026	223	291
2027	202	278
2028	205	246
2029	207	223
Thereafter	821	2,128
Total undiscounted cash flows	1,891	3,454
Discount on cash flows	(319)	(765)
Total lease liabilities	$1,572	$2,689

The Company leased approximately 1,049 square feet of office space within its headquarters building to a Director of the Company until February 20, 2025. The amount paid by this related party totaled $2,000 and $13,000 for the years ended December 31, 2025 and 2024, respectively, and is reported in net occupancy expense on the Consolidated Statements of Operations.

10. DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
Demand:
Non-interest bearing	$159,198	$171,622
Interest bearing	322,155	342,158
Savings	123,075	119,479
Money market	265,953	231,424
Time deposits (1)	377,747	336,312
Total deposits	$1,248,128	$1,200,995
(1)	Time deposits include certificates of deposit (CDs) and individual retirement accounts (IRAs).

The following table sets forth the balance of time deposits as of December 31, 2025 maturing in the periods presented:

YEAR:	TIME DEPOSITS
(IN THOUSANDS)
2026	$301,216
2027	61,461
2028	5,501
2029	4,386
2030	2,733
2031 and after	2,450
Total	$377,747

The aggregate amount of time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2025 and 2024 are $144.3 million and $101.2 million, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of related party deposits totaled $5,405,000 and $4,219,000 at December 31, 2025 and 2024, respectively.

Additionally, the Company had one deposit relationship that exceeded 5% of total deposits at December 31, 2025. The amount of this relationship totaled $82.6 million and $86.7 million at December 31, 2025 and 2024, respectively.

11. BORROWINGS

Short-Term Borrowings

Short-term borrowings, which consist of federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2025
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS

	(IN THOUSANDS, EXCEPT RATES)
Balance at year-end	$—	$—
Maximum balance at any month end	—	31,551
Average balance during year	27	5,528
Average rate paid for the year	4.89%	4.78%
Interest rate on year-end balance	—	—

	AT DECEMBER 31, 2024
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS

	(IN THOUSANDS, EXCEPT RATES)
Balance at year-end	$—	$14,642
Maximum balance at any month end	—	36,650
Average balance during year	7	27,956
Average rate paid for the year	6.59%	5.66%
Interest rate on year-end balance	—	4.71

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

The Company has the ability to purchase federal funds under lines with two correspondent banks which have an average maturity of overnight. There were no borrowings under these lines at December 31, 2025 and 2024. In addition, as a member of the Federal Home Loan Bank, the Company’s subsidiary bank can obtain advances on a revolving line of credit (open repo plus), which are typically overnight borrowings and are reported as short-term borrowings. The rate on these advances can change daily. There were no borrowings under the FHLB open repo plus line at December 31, 2025 compared to borrowings of $14.6 million at December 31, 2024.

During 2025, the Parent Company established a $3 million revolving line of credit with an unrelated financial institution which can be used for general corporate purposes. Amounts outstanding under the line of credit bear interest at a rate of the daily secured overnight financing rate (SOFR) plus an unadjusted spread of 250-basis points (2.50%) plus a SOFR adjustment of 10-basis points (0.10%). The line of credit expires in May 2026 and is secured by investment securities. Advances under the line are reported as short-term borrowings. There were no borrowings under this line at December 31, 2025.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term Advances from Federal Home Loan Bank (FHLB)

Term advances from the FHLB consist of the following:

	AT DECEMBER 31, 2025
	WEIGHTED
	AVERAGE YIELD	BALANCE

MATURING	(IN THOUSANDS, EXCEPT RATES)
2026	4.26%	$17,770
2027	4.23	15,100
2028	4.46	11,745
Total advances from FHLB	4.30	$44,615

	AT DECEMBER 31, 2024
	WEIGHTED
	AVERAGE YIELD	BALANCE

MATURING	(IN THOUSANDS, EXCEPT RATES)
2025	4.76%	$11,943
2026	4.27	17,270
2027	4.23	15,100
2028	4.46	11,745
Total advances from FHLB	4.40	$56,058

The Company’s subsidiary Bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short- to long-term advances based upon the Company’s investment in assets secured by one- to four-family residential real estate and certain types of commercial and commercial real estate loans. Rates on the term advances are fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage, commercial real estate, and commercial and industrial loans with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings and advances on the open repo plus line. At December 31, 2025, the Company had immediately available $311 million of overnight borrowing capability at the FHLB, $41 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks.

Subordinated Debt

On August 26, 2021, the Company completed a private placement of $27 million in fixed-to-floating rate subordinated notes to certain accredited investors. The notes mature September 1, 2031 and are non-callable for five years. The notes have a fixed annual interest rate of 3.75%, payable until September 1, 2026. From and including September 1, 2026, the interest rate will reset quarterly to the then-current three-month SOFR plus 3.11%. The subordinated debt was structured to qualify as tier 2 capital under the Federal Reserve’s capital guidelines.

The Company used approximately $20 million of the net proceeds to retire its existing subordinated debt and guaranteed junior subordinated deferrable interest debentures (trust preferred securities) on September 30, 2021. Specifically, the Company retired $12 million of 8.45% trust preferred securities which had been issued on April 28, 1998 and $7.7 million of 6.50% subordinated debt which had been issued on December 29, 2015. The remainder of the proceeds were utilized for general corporate purposes, including the downstream of $3.5 million as capital to the Bank in the third quarter of 2021. The net balance of subordinated debt as of December 31, 2025 and 2024 was $26.8 million and $26.7 million, respectively.

12. DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS

The following disclosures establish a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. Financial assets and liabilities are classified in their

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Securities Without Readily Determinable Fair Values

The Company has entered into a Registration Rights Agreement with a borrower who, upon emergence from bankruptcy, issued ordinary shares in satisfaction of debt previously contracted. The shares are not listed on any stock exchange. Since the shares do not have a readily determinable fair value, they are carried at cost and evaluated for impairment by management. In addition, if management identifies an observable price change in an orderly transaction for an identical or similar investment of the same issuer, the fair value of the equity securities will be measured and adjusted. At December 31, 2025 and 2024, the carrying value of these equity securities was $600,000 which is included in other assets on the Consolidated Balance Sheets. There were no adjustments to the carrying value of equity securities without readily determinable fair values during the years ended December 31, 2025 and 2024.

Additionally, during 2025, the Company received shares of restricted common stock due to the spin-off of a portion of the issuer’s business. The shares cannot be sold or transferred and are not listed on any stock exchange. The restricted shares have no carrying value on the Company’s Consolidated Balance Sheets as of December 31, 2025.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of December 31, 2025 and 2024 by level within the fair value hierarchy (in thousands).

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2025
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Equity securities (1)	$183	$183	$—	$—
Available for sale securities:
U.S. Agency	4,790	—	4,790	—
U.S. Agency mortgage-backed securities	110,856	—	110,856	—
Municipal	9,934	—	9,934	—
Corporate bonds	50,648	—	50,648	—
Trading securities:
U.S. Treasury	3,401	—	3,401	—
Municipal	3,852	—	3,852	—
Interest rate swap asset (1)	2,614	—	2,614	—
Interest rate swap liability (2)	(2,639)	—	(2,639)	—
Interest rate hedge (2)	(118)	—	(118)	—
Risk participation agreement (2)	(303)	—	(303)	—

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2024
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Equity securities (1)	$350	$350	$—	$—
Available for sale securities:
U.S. Agency	4,666	—	4,666	—
U.S. Agency mortgage-backed securities	91,534	—	91,534	—
Municipal	8,363	—	8,363	—
Corporate bonds	51,057	363	50,021	673
Interest rate swap asset (1)	4,657	—	4,657	—
Interest rate swap liability (2)	(4,691)	—	(4,691)	—
Interest rate hedge (2)	(169)	—	(169)	—
Risk participation agreement (2)	(207)	—	(207)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At December 31, 2025 and 2024, the Company had no individually evaluated loans using the collateral method which were carried at fair value.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2025
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Other real estate owned and repossessed assets	$216	$—	$—	$216

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2024
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Other real estate owned and repossessed assets	$1,724	$—	$—	$1,724

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
		VALUATION	UNOBSERVABLE
DECEMBER 31, 2025	FAIR VALUE	TECHNIQUES	INPUT	RANGE (WGTD AVG)
Other real estate owned and repossessed assets	$216	Appraisal of collateral (1)	Appraisal adjustments (2)	29% to 59% (45%)
			Liquidation expenses	0% to 30% (11%)

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
		VALUATION	UNOBSERVABLE
DECEMBER 31, 2024	FAIR VALUE	TECHNIQUES	INPUT	RANGE (WGTD AVG)
Other real estate owned and repossessed assets	$1,724	Appraisal of collateral (1)	Appraisal adjustments (2)	18% to 63% (24%)
			Liquidation expenses	0% to 33% (4%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values based on US GAAP measurements and recorded carrying values at December 31, 2025 and 2024 for the remaining financial instruments not required to be reported at fair value were as follows:

	AT DECEMBER 31, 2025
	CARRYING
	VALUE	FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$72,256	$68,916	$—	$67,936	$980
Loans held for sale	241	244	244	—	—
Loans, net of allowance for credit losses and unearned income	1,019,599	1,010,336	—	—	1,010,336
FINANCIAL LIABILITIES:
Deposits with stated maturities	377,747	377,938	—	—	377,938
All other borrowings (1)	71,382	71,382	—	—	71,382

	AT DECEMBER 31, 2024
	CARRYING
	VALUE	FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3

	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities – HTM	$63,837	$58,471	$—	$57,535	$936
Loans held for sale	460	470	470	—	—
Loans, net of allowance for credit losses and unearned income	1,054,037	990,745	—	—	990,745
FINANCIAL LIABILITIES:
Deposits with stated maturities	336,312	336,167	—	—	336,167
All other borrowings (1)	82,784	81,476	—	—	81,476
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

14. INCOME TAXES

The expense for income taxes is summarized below and includes both federal and applicable state corporate income taxes:

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
Current	$192	$832
Deferred	992	(34)
Income tax expense	$1,184	$798

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2025		2024
	AMOUNT	RATE	AMOUNT	RATE

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense based on federal statutory rate	$1,427	21.0%	$924	21.0%
Tax exempt income	(310)	(4.6)	(247)	(5.6)
Other	67	1.0	121	2.7
Total expense for income taxes	$1,184	17.4%	$798	18.1%

The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for credit losses - loans	$2,757	$2,922
Allowance for credit losses - securities	19	94
Allowance for credit losses - unfunded commitments	71	203
Unrealized investment security losses	2,088	3,544
Premises and equipment	765	912
Lease liabilities	825	895
Net operating loss	448	469
Interest rate hedges	25	36
Other	157	173
Total tax assets	7,155	9,248
DEFERRED TAX LIABILITIES:
Investment accretion	(161)	(129)
Lease right-of-use assets	(735)	(815)
Accrued pension obligation	(7,591)	(6,602)
Other	(304)	(290)
Total tax liabilities	(8,791)	(7,836)
Net deferred tax (liability) asset	$(1,636)	$1,412

At December 31, 2025 and 2024, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize these assets.

The Company utilizes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company has no tax liability for uncertain tax positions. The Company’s federal and state income tax returns for taxable years through 2021 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. EMPLOYEE BENEFIT PLANS

PENSION PLAN

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employees’ years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Effective January 1, 2013, the Company implemented a soft freeze of its defined benefit pension plan for non-union employees. A soft freeze means that all existing employees as of December 31, 2012 will remain in the defined benefit pension plan, but any new non-union employees hired after January 1, 2013 will no longer be part of the defined benefit plan but instead will be offered retirement benefits under an enhanced 401(k) program. The Company implemented a similar soft freeze of its defined benefit pension plan for union employees effective January 1, 2014. The Company executed these changes to help reduce its pension costs in future years. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of the Company’s common stock valued at $2.4 million and $1.8 million as of December 31, 2025 and 2024, respectively, and is limited to 4% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31.

Pension Benefits

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$31,228	$34,819
Service cost	715	832
Interest cost	1,527	1,562
Actuarial loss (gain)	307	(532)
Settlements	—	(4,521)
Benefits paid	(2,758)	(932)
Benefit obligation at end of year	31,019	31,228
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	62,617	59,335
Actual return on plan assets	7,699	8,735
Employer contributions	—	—
Settlements	—	(4,521)
Benefits paid	(2,758)	(932)
Fair value of plan assets at end of year	67,558	62,617
Funded status of the plan	$36,539	$31,389

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial (gain) loss	$(1,197)	$2,045
Total	$(1,197)	$2,045

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$29,194	$29,215

The weighted-average assumptions used to determine benefit obligations at December 31, 2025 and 2024 were as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	5.30%	5.58%
Salary scale
Ages 25-34	5.00	5.00
Ages 35-44	4.00	4.00
Ages 45-54	3.00	3.00
Ages 55+	2.50	2.50

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC PENSION BENEFIT:
Service cost	$715	$832
Interest cost	1,527	1,562
Expected return on plan assets	(4,150)	(4,157)
Settlement charge	—	471
Net periodic pension benefit	$(1,908)	$(1,292)

The service cost component of net periodic pension benefit is included in salaries and employee benefits and all other components of net periodic pension benefit are included in other expense on the Consolidated Statements of Operations.

The Company did not recognize a settlement charge in connection with its defined benefit pension plan in 2025 while a settlement charge of $471,000 was recognized in 2024. A settlement charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year. It is important to note that since the retired employees elected to take lump sum payments, these individuals are no longer included in the pension plan which favorably impacts the Company’s basic pension expense. Therefore, the Company’s basic annual pension expense is expected to be lower in the future. This was evident in 2024 and 2025 as the Company recognized a net periodic pension benefit in both years.

Note that pension settlement charges are dependent upon the level of national interest rates from the previous year and the impact that interest rates have on lump sum distributions to those employees eligible to retire. Pension settlement charges are also dependent upon the choice of retiring employees to either take a lump sum distribution or receive future monthly annuity payments.

The accrued pension obligation, which had a positive (debit) balance of $36.1 million and $31.4 million, was reclassified to other assets on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. The balance of the accrued pension obligation continues to be a positive value as a result of the strong returns on plan assets and the revaluation of the obligation.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE INCOME
Net gain	$(3,242)	$(5,110)
Recognized loss	—	(471)
Total recognized in other comprehensive income before tax effect	$(3,242)	$(5,581)
Total recognized in net periodic pension benefit and other comprehensive income before tax effect	$(5,150)	$(6,873)

For the year ended December 31, 2025, actuarial gains/losses in the projected benefit obligation were the result of the plan experience, updated census data, discount rate, lump sum interest rates, and lump sum mortality tables. These sources generated a combined loss of about 0.99% of expected year-end obligations.

The weighted-average assumptions used to determine net periodic pension benefit for the years ended December 31, 2025 and 2024 were as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	5.59%	5.12%
Expected return on plan assets	7.00	7.00
Rate of compensation increase
Ages 25-34	5.00	5.00
Ages 35-44	4.00	4.00
Ages 45-54	3.00	3.00
Ages 55+	2.50	2.50

The Company has assumed a 7.00% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 20 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of approximately 0% to 60% of plan assets.

Plan Assets

The plan’s measurement date was December 31, 2025. The plan’s asset allocation at December 31, 2025 and 2024, by asset category, was as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024
ASSET CATEGORY:
Cash and cash equivalents	3.5%	1.4%
Fixed income	43.9	35.1
Equity	52.6	63.5
Total	100.0%	100.0%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major categories of assets in the Company’s pension plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value.

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
Level 1:
Cash and cash equivalents	$2,384	$878
Fixed income	29,627	22,003
Equity	35,547	39,736
Total fair value of plan assets	$67,558	$62,617

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

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects an equal balance between fixed income and equity investments. The allocation between fixed income and equity assets may vary to a moderate degree during normal market cycles. The pension plan’s allocation to fixed income can fall within the range of 0% to 100% of the plan assets while the allocation to equity is 0% to 60%. In addition, cash equivalents can range from 0% to 100% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 4% of the market value of the plan assets (as of December 31, 2025 and 2024, 3.6% and 2.8%, respectively, of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of income generated to fund benefit payments.

Cash Flows

The Company presently expects to contribute $0 to the plan in 2026. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid.

ESTIMATED FUTURE
YEAR:	BENEFIT PAYMENTS
(IN THOUSANDS)
2026	$4,663
2027	4,022
2028	3,356
2029	2,943
2030	2,693
Years 2031-2035	12,178

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) PLAN

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

Effective January 1, 2013, any new non-union employees receive a 4% non-elective contribution, and these employees may elect to make voluntary contributions to their accounts which the Company will match one half on the first 6% of contributions up to a maximum of 3%. Effective January 1, 2014, any new union employees receive a 4% non-elective contribution, and these employees may elect to make voluntary contributions to their accounts which the Company will match dollar for dollar up to a maximum of 4%. Contributions by the Company charged to operations were $1.0 million and $982,000 for the years ended December 31, 2025 and 2024, respectively. The fair value of plan assets includes $534,000 and $390,000 pertaining to the value of the Company’s common stock that was held by the plan at December 31, 2025 and 2024, respectively.

DEFERRED COMPENSATION PLAN

The Company maintains a non-qualified deferred compensation plan in which a select group of executives are permitted to participate. An eligible executive can defer a certain percentage of their current salary to be placed into the plan. The Company has established a rabbi trust to provide funding for the benefits payable under our deferred compensation plan. As of December 31, 2025 and 2024, the Company reported a deferred compensation liability of $183,000 and $350,000, respectively, within other liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2025 and 2024, the Company recognized deferred compensation plan expense of $9,000 and $19,000, respectively. The deferred compensation plan expense is reported within other expense on the Consolidated Statements of Operations. See Note 5 (Investment Securities) for additional disclosures related to the nonqualified deferred compensation plan and assets held within the rabbi trust.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2025, the Company had various outstanding commitments to extend credit approximating $239.9 million and standby letters of credit of $8.8 million, compared to commitments to extend credit of $233.2 million and standby letters of credit of $8.7 million at December 31, 2024.

Standby letters of credit had terms ranging from one to five years with annual extension options available. Standby letters of credit of approximately $5.5 million and $6.5 million were secured as of December 31, 2025 and 2024, respectively.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded a provision for credit losses recovery on unfunded commitments of $629,000 for the year ended December 31, 2025 while a provision for credit losses of $26,000 was recognized for the year ended December 31, 2024. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $337,000 at December 31, 2025 and $966,000 at December 31, 2024.

Pursuant to its bylaws, the Company provides indemnification to its directors and officers against certain liabilities incurred as a result of their service on behalf of the Company. In connection with this indemnification obligation, the Company can advance, on behalf of covered individuals, costs incurred in defending against certain claims. Additionally, the Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

17. STOCK COMPENSATION PLANS

The Company uses the modified prospective method for accounting for stock-based compensation and recognized no stock compensation expense for 2025 compared to $8,000 of stock compensation expense in 2024.

During 2021, the Company’s Board adopted, and its shareholders approved, the AmeriServ Financial, Inc. 2021 Equity Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 600,000 shares of common stock. This Plan replaced the expired 2011 Stock Incentive Plan. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company and its affiliates, as selected by the Compensation/Human Resources Committee of the Board. The option price at which a granted stock option may be exercised will not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, options vest over a three-year period and become exercisable in equal installments over the vesting period. At times, options with a one-year vesting period may also be issued.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s Equity Incentive Plan at December 31, 2025 and 2024, and changes during the years then ended are presented in the table and narrative following:

	YEAR ENDED DECEMBER 31,
	2025		2024
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE
Outstanding at beginning of year	194,000	$3.72	245,000	$3.64
Granted	—	—	—	—
Exercised	(3,000)	2.96	—	—
Forfeited	(25,000)	3.38	(51,000)	3.31
Outstanding at end of year	166,000	3.79	194,000	3.72
Exercisable at end of year	166,000	3.79	194,000	3.72
Weighted average fair value of options granted in current year		$—		$—

All of the 166,000 options outstanding at December 31, 2025 were exercisable and had exercise prices between $2.96 and $4.22, with a weighted average exercise price of $3.79 and a weighted average remaining contractual life of 4.45 years. The fair value of each option grant is estimated on the date of grant using the Binomial or Black-Scholes option pricing model. No stock options or restricted stock were granted during 2025 and 2024.

The intrinsic value of stock options exercised was $480 in 2025. There were no stock options exercised during 2024.

18. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the periods ended December 31, 2025 and 2024 (in thousands):

	YEAR ENDED DECEMBER 31, 2025				YEAR ENDED DECEMBER 31, 2024
	NET				NET
	UNREALIZED				UNREALIZED
	GAINS AND				GAINS AND
	LOSSES ON		DEFINED		LOSSES ON		DEFINED
	INVESTMENT	INTEREST	BENEFIT		INVESTMENT	INTEREST	BENEFIT
	SECURITIES	RATE	PENSION		SECURITIES	RATE	PENSION
	AFS(1)	HEDGE(1)	ITEMS(1)	TOTAL(1)	AFS(1)	HEDGE(1)	ITEMS(1)	TOTAL(1)
Beginning balance	$(13,332)	$(135)	$(1,616)	$(15,083)	$(13,730)	$(352)	$(5,894)	$(19,976)
Other comprehensive income before reclassifications	5,478	63	2,215	7,756	398	760	3,906	5,064
Amounts reclassified from accumulated other comprehensive loss	—	(22)	—	(22)	—	(543)	372	(171)
Net current period other comprehensive income	5,478	41	2,215	7,734	398	217	4,278	4,893
Ending balance	$(7,854)	$(94)	$599	$(7,349)	$(13,332)	$(135)	$(1,616)	$(15,083)
(1)	Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the periods ended December 31, 2025 and 2024 (in thousands):

	AMOUNT RECLASSIFIED FROM ACCUMULATED
	OTHER COMPREHENSIVE LOSS(1)

DETAILS ABOUT ACCUMULATED OTHER	YEAR ENDED	YEAR ENDED	AFFECTED LINE ITEM IN THE
COMPREHENSIVE LOSS COMPONENTS	DECEMBER 31, 2025	DECEMBER 31, 2024	STATEMENT OF OPERATIONS
Interest rate hedge
	$(28)	$(687)	Interest expense - Deposits
	6	144	Provision for income taxes
	$(22)	$(543)
Amortization of estimated defined benefit pension plan loss(2)
	$—	$471	Other expense
	—	(99)	Provision for income taxes
	$—	$372
Total reclassifications for the period	$(22)	$(171)
(1)	Amounts in parentheses indicate credits.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension benefit (see Note 15 for additional details).

19. INTANGIBLE ASSETS

The Company’s Consolidated Balance Sheets show both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangible). Goodwill has an indefinite life and is not amortized. Instead, such intangible is evaluated for impairment at the reporting unit level at least annually, or more frequently if indicators of impairment are present. Any resulting impairment would be reflected as a non-interest expense. Based on this analysis, no impairment was recorded in 2025 or 2024. Of the Company’s goodwill of $13.6 million, $11.2 million relates to past branch acquisitions while $2.4 million relates to the acquisition of the former West Chester Capital Advisors, now operating as AmeriServ Wealth Advisors. The balance of the Company’s goodwill at December 31, 2025 and 2024 was $13.6 million.

Other identifiable intangible assets, such as core deposit intangible, are assigned useful lives, which are amortized on an accelerated basis over their useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the years ended December 31, 2025 and 2024 no such adjustments were recorded. During 2021, the Company recorded a core deposit intangible of $177,000 as a result of the Riverview Bank branch acquisition. As of December 31, 2025 and 2024, accumulated amortization on the core deposit intangible totaled $121,000 and $100,000, respectively.

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
CORE DEPOSIT INTANGIBLE
Balance at beginning of year	$77	$101
Amortization	(21)	(24)
Balance at end of year	$56	$77

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the estimated future amortization expense for the core deposit intangible associated with the Riverview branch acquisition was as follows (in thousands):

2026	$17
2027	14
2028	11
2029	8
2030	5
After five years	1
$56

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

Interest Rate Swap Agreements

To accommodate the needs of our customers and support the Company’s asset/liability positioning, we may enter into interest rate swap agreements with customers and a large financial institution that specializes in these types of transactions. These arrangements involve the exchange of interest payments based on the notional amounts. The Company entered into floating rate loans and fixed rate swaps with our customers. Simultaneously, the Company entered into offsetting fixed rate swaps with this large financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay the large financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. Fees on the interest rate swap transactions are recognized as revenue when received. For the year ended December 31, 2025, the Company received $13,000 in fees on an interest rate swap transaction. There were no new interest rate swap contracts executed during the year ended December 31, 2024, therefore, no fees were recognized.

These swaps are considered free-standing derivatives and are reported at fair value within other assets and other liabilities on the Consolidated Balance Sheets. Disclosures related to the fair value of the swap transactions can be found in Note 12.

The following tables summarize the interest rate swap transactions that impacted the Company’s 2025 and 2024 performance (in thousands, except percentages).

	AT DECEMBER 31, 2025
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	INCOME
Swap assets	N/A	$60,778	6.57%	Monthly	$1,180
Swap liabilities	N/A	(60,778)	(6.57)	Monthly	(1,180)
Net exposure		$—	—%		$—

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AT DECEMBER 31, 2024
					INCREASE
		AGGREGATE	WEIGHTED		(DECREASE)
		NOTIONAL	AVERAGE RATE	REPRICING	IN INTEREST
	HEDGE TYPE	AMOUNT	RECEIVED/(PAID)	FREQUENCY	INCOME
Swap assets	N/A	$66,476	7.52%	Monthly	$1,968
Swap liabilities	N/A	(66,476)	(7.52)	Monthly	(1,968)
Net exposure		$—	—%		$—

Risk Participation Agreement

The Company will enter into risk participation agreements (RPAs) with the lead bank of certain commercial real estate loan arrangements. As a participating bank, the Company guarantees the performance on borrower-related interest rate swap contracts. The Company has no obligations under the RPAs unless the borrower defaults on their swap transaction with the lead bank and the swap is a liability to the borrower. In that instance, the Company has agreed to pay the lead bank a pre-determined percentage of the swap’s value at the time of default. In exchange for providing the guarantee, the Company receives an upfront fee from the lead bank. There were no new RPAs executed during the years ended December 31, 2025 and 2024, therefore, no fees were recognized.

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPAs can be found in Note 12. The notional amount of the risk participation agreements outstanding at December 31, 2025 and 2024 was $4.9 million.

Interest Rate Hedges

The Company has entered into interest rate swaps with a total notional value of $70 million as of December 31, 2025 and 2024 in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. The hedge transactions allow the Company to add stability to interest expense and manage its exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in accumulated other comprehensive loss (within Shareholders’ Equity), net of tax, with a corresponding offset within other assets or other liabilities. Disclosures related to the fair value of the interest rate hedges can be found in Note 12. Amounts recorded in accumulated other comprehensive loss for the effective portion of changes in the fair value are subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during 2025 and 2024.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the years ended December 31, 2025 and 2024, the Company had $28,000 and $687,000 of gains, respectively, which resulted in a decrease to interest expense. In the twelve months that follow December 31, 2025, the Company estimates that approximately $104,000 of losses will be reclassified as an increase to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates. As of December 31, 2025, the maximum length of time over which forecasted transactions are hedged is approximately one year with all hedge transactions terminating by December 2026.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the years ended December 31, 2025 and 2024 (in thousands).

	YEAR ENDED DECEMBER 31, 2025
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES	LOCATION ON CONSOLIDATED STATEMENTS OF OPERATIONS OF RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE LOSS	AMOUNT RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Interest rate hedge	$52	Interest expense - Deposits	$(28)
Total	$52		$(28)

	YEAR ENDED DECEMBER 31, 2024
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES	LOCATION ON CONSOLIDATED STATEMENTS OF OPERATIONS OF RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE LOSS	AMOUNT RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Interest rate hedge	$275	Interest expense - Deposits	$(687)
Total	$275		$(687)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, caps, and floors. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at December 31, 2025 and 2024.

21. SEGMENT REPORTING

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income (loss) in regulatory capital. As of December 31, 2025 and 2024, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	AT DECEMBER 31, 2025
						TO BE WELL
					MINIMUM	CAPITALIZED
					REQUIRED	UNDER
					FOR	PROMPT
					CAPITAL	CORRECTIVE
					ADEQUACY	ACTION
	COMPANY		BANK		PURPOSES	REGULATIONS*
	AMOUNT	RATIO	AMOUNT	RATIO	RATIO	RATIO

	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)	$153,316	13.30%	$148,370	12.88%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	112,994	9.80	134,815	11.70	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	112,994	9.80	134,815	11.70	6.00	8.00
Tier 1 Capital (To Average Assets)	112,994	7.79	134,815	9.32	4.00	5.00

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

* Applies to the Bank only.

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

BALANCE SHEETS

	AT DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
ASSETS
Cash	$113	$10
Short-term investments	1,521	2,673
Cash and cash equivalents	1,634	2,683
Investment securities available for sale	3,787	4,153
Equity investment in banking subsidiary	141,452	127,905
Other assets	470	745
TOTAL ASSETS	$147,343	$135,486
LIABILITIES
Subordinated debt	$26,767	$26,726
Other liabilities	1,264	1,512
TOTAL LIABILITIES	28,031	28,238
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	119,312	107,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147,343	$135,486

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,747	$2,745
Dividends from banking subsidiary	2,700	5,500
Interest, dividend and other income	175	227
TOTAL INCOME	5,622	8,472
EXPENSE
Interest expense	1,065	1,054
Salaries and employee benefits	2,893	2,831
Other expense	2,777	3,492
TOTAL EXPENSE	6,735	7,377
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	(1,113)	1,095
Benefit for income taxes	(785)	(925)
Equity in undistributed earnings of subsidiary	5,940	1,581
NET INCOME	$5,612	$3,601
COMPREHENSIVE INCOME	$13,346	$8,494

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2025	2024

	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$5,612	$3,601
Adjustments to reconcile net income to net cash provided by operating activities:
Common stock issuable	691	—
Equity in undistributed earnings of subsidiary	(5,940)	(1,581)
Stock compensation expense	—	8
Other – net	36	196
NET CASH PROVIDED BY OPERATING ACTIVITIES	399	2,224
INVESTING ACTIVITIES
Purchase of investment securities – available for sale	(296)	(968)
Proceeds from maturity and sales of investment securities – available for sale	821	1,305
NET CASH PROVIDED BY INVESTING ACTIVITIES	525	337
FINANCING ACTIVITIES
Stock options exercised	9	—
Purchases of treasury stock	—	(1,511)
Common stock dividends paid	(1,982)	(2,020)
NET CASH USED IN FINANCING ACTIVITIES	(1,973)	(3,531)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,049)	(970)
CASH AND CASH EQUIVALENTS AT JANUARY 1	2,683	3,653
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$1,634	$2,683

The ability of the subsidiary Bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary Bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary Bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. The subsidiary Bank had a combined $141,569,000 of restricted surplus and retained earnings at December 31, 2025. Cash may also be upstreamed to the parent company by the subsidiary as an inter-entity management fee.

24. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The following tables set forth certain unaudited quarterly consolidated financial data regarding the Company:

	2025 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$18,160	$18,483	$17,689	$17,022
Interest expense	7,229	7,476	7,295	7,091
Net interest income	10,931	11,007	10,394	9,931
Provision (recovery) for credit losses	724	360	3,133	(97)
Net interest income after provision (recovery) for credit losses	10,207	10,647	7,261	10,028
Non-interest income	4,371	4,401	4,096	4,121
Non-interest expense	12,900	11,964	11,709	11,763
Income (loss) before income taxes	1,678	3,084	(352)	2,386
Provision (benefit) for income taxes	236	540	(70)	478
Net income (loss)	$1,442	$2,544	$(282)	$1,908
Basic earnings per common share	$0.09	$0.15	$(0.02)	$0.12
Diluted earnings per common share	0.09	0.15	(0.02)	0.12
Cash dividends declared per common share	0.03	0.03	0.03	0.03

	2024 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$17,063	$16,708	$16,510	$16,224
Interest expense	7,524	7,821	7,635	7,477
Net interest income	9,539	8,887	8,875	8,747
Provision (recovery) for credit losses	1,058	(51)	434	(557)
Net interest income after provision (recovery) for credit losses	8,481	8,938	8,441	9,304
Non-interest income	4,453	4,203	4,372	4,947
Non-interest expense	11,858	11,721	13,297	11,864
Income (loss) before income taxes	1,076	1,420	(484)	2,387
Provision (benefit) for income taxes	187	237	(109)	483
Net income (loss)	$889	$1,183	$(375)	$1,904
Basic earnings per common share	$0.05	$0.07	$(0.02)	$0.11
Diluted earnings per common share	0.05	0.07	(0.02)	0.11
Cash dividends declared per common share	0.03	0.03	0.03	0.03

A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AmeriServ Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiary (the “Company”) as of December 31, 2025 and 2024; the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses (ACL) – Qualitative Factor

Description of the Matter

The Company’s loan portfolio totaled $1.03 billion as of December 31, 2025, and the associated ACL was $13 million. As discussed in Note 1 to the consolidated financial statements, determining the amount of the ACL requires significant judgment about the expected future losses, which is based on capturing loans that qualify for a segment as of a point in time to form a cohort, then tracks that cohort over their remaining lives to determine their loss behavior. The remaining lifetime loss rate is then applied to current loans that qualify for the same segmentation criteria to form a remaining life expectation on current loans. Once historical cohorts are established, the loans in each individual cohort are tracked over their remaining lives for loss and recovery events. Management applies these qualitative adjustments to the baseline lifetime loss rate to reflect changes in the current and forecasted environment, both internal and external, that are different from the conditions that existed during the historical loss calculation period.

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

How We Addressed the Matter in Our Audit

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

March 18, 2026

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2025, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2025, its system of internal control over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Reserve as safety and soundness laws and regulations.

Management has assessed compliance by the Company with the designated laws and regulations relating to safety and soundness. Based on the assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2025.

/s/ Jeffrey A. Stopko	/s/ Michael D. Lynch
Jeffrey A. Stopko	Michael D. Lynch
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

Johnstown, PA
March 18, 2026

STATEMENT OF MANAGEMENT RESPONSIBILITY

March 18, 2026

To the Stockholders and Board of Directors of AmeriServ Financial, Inc.

Management of AmeriServ Financial, Inc. and its subsidiary have prepared the consolidated financial statements and other information in the Annual Report and Form 10-K in accordance with United States generally accepted accounting principles and are responsible for its accuracy.

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of December 31, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

Management Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2025 is included in Item 8.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f)) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

Class I Directors — Term Expires in 2026

Richard W. Bloomingdale, 72

Director since: 2023

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Mr. Bloomingdale is the recently retired President of the Pennsylvania American Federation of Labor and Congress of Industrial Organizations (“Pennsylvania AFL-CIO”), a labor federation. In addition to holding the President role for 12 years, he previously served as Secretary-Treasurer of the Pennsylvania AFL-CIO and has a more than four-decade career in labor relations. Mr. Bloomingdale graduated from the University of Arizona with a bachelor’s degree in government. The Board believes Mr. Bloomingdale’s finance and labor experience will strengthen AmeriServ’s human capital management efforts and position the Company to further expand its union business throughout Pennsylvania. Mr. Bloomingdale is a member of the audit committee, the technology committee, and the compensation/human resources committee. Mr. Bloomingdale is Chair of the Bank’s trust committee.

David J. Hickton, 70

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

Daniel A. Onorato, 65

Director since: 2020

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Since 2012, Mr. Onorato has been Executive Vice President, Chief Corporate Affairs Officer for Highmark Health, a health and wellness organization headquartered in Pittsburgh, Pennsylvania. Prior to joining Highmark Health, he served two terms as chief executive of Allegheny County. Prior to that, Mr. Onorato served as Allegheny County’s controller and two terms on the Pittsburgh City Council. His professional background also includes work as an attorney and certified public accountant (CPA). Mr. Onorato has a bachelor’s degree in accounting from Pennsylvania State University and a J.D. from the University of Pittsburgh. We believe that his professional experience in healthcare, government, accounting and law make Mr. Onorato a valuable addition to our Board given the areas that banking touches. Mr. Onorato is a member of the nominating/corporate governance committee, and the audit committee, on which he also serves as the Board’s designated audit committee financial expert under applicable SEC rules.

Class II Directors — Term Expires in 2027

J. Michael Adams, Jr., Esquire, 64

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

Mark E. Pasquerilla, 66

Director since: 1997

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: Pennsylvania Real Estate Investment Trust (“PREIT”)

Mr. Pasquerilla has been an officer and director of Pasquerilla Enterprises, LP, a Johnstown-based real estate owner and manager, and its subsidiaries since 2006. He has served as its Chief Executive Officer since 2013 and was its President from 2006 to 2013. From 1992 to 2006, Mr. Pasquerilla served as an officer and director of Crown Holding Company and its subsidiaries (Chief Executive Officer and Chairman from April 1999 to December 2006, and President from 1992 to 2006). Mr. Pasquerilla is sole member of Pasquerilla Management LLC, which incorporated in June 2019. From April 1999 until it was acquired by PREIT, a publicly-traded real estate investment trust, in November 2003, he also served as Chairman and Chief Executive Officer of Crown American Realty Trust and as a trustee. Mr. Pasquerilla had been a trustee of PREIT since 2003. Mr. Pasquerilla was Chairman of the Community Foundation for the Alleghenies from 2007 to 2025. He received a bachelor of arts from Notre Dame University and a M.S. from the London School of Economics. In connection with his work as an officer and trustee of Pasquerilla Enterprises, LP, Crown Holding Company and PREIT, Mr. Pasquerilla has acquired substantial experience in real estate finance. Because, like most banks, ASRV has many real estate loans, we believe this experience is important to our Board. Mr. Pasquerilla is a member of the investment/ALCO committee and the nominating/corporate governance committee. Mr. Pasquerilla is Chair of the audit committee, Chair of the executive committee, and Chair of the compensation/human resources committee.

Class III Directors — Term Expires in 2028

Amy Bradley, 58

Director since: 2022

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Since March 2018, Ms. Bradley has been the President and Chief Executive Officer of the Cambria Regional Chamber of Commerce, a regional business organization. Prior to that, from June 2000 to March 2018, she was director of communication and public affairs of the Conemaugh Health System, a healthcare provider in Pennsylvania. Her professional background also includes work as a television news anchor at WJAC TV. Mrs. Bradley is an adjunct instructor at the University of Pittsburgh at Johnstown where she teaches public relations. We believe that, as an accomplished community leader, Ms. Bradley has a deep understanding of the challenges and opportunities our regional businesses are facing, as well as familiarity with securing the resources needed to aid and counsel them. Ms. Bradley is a member of the audit committee and Chair of the investment/ALCO committee.

Kim W. Kunkle, 71

Director since: 1994

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Since 1984, Mr. Kunkle has served as the President and Chief Executive Officer of Laurel Holdings, Inc. (“Laurel Holdings”), which is a closely held private company with wholly owned subsidiaries involved in underground utility construction, plumbing, janitorial services, metal machining, and pipeline rehabilitation. Laurel Holdings has approximately 200 employees and sales in excess of $25 million. We believe that Mr. Kunkle’s professional experience managing a diverse organization of Laurel Holdings’ size demonstrates his ability to effectively oversee ASRV’s management as a member of the Board and continues to make valuable contributions to ASRV’s committees. Mr. Kunkle is a graduate of Duke University with a bachelor of arts in Management Science. Mr. Kunkle is Non-Executive Vice Chair of the Company and Chair of the Bank’s discount committee.

Jeffrey A. Stopko, 63

Director since: 2015

Other Current Public Company Directorships: None

Other Public Company Directorships within past 5 years: None

Mr. Jeffrey A. Stopko has been the Chief Executive Officer and President of AmeriServ Financial, Inc. since March 24, 2015, and the Chief Executive Officer and President of AmeriServ Financial Bank since February 16, 2016. Mr. Stopko served as Interim Chief Executive Officer and President of AmeriServ Financial, Inc. from January 9, 2015, until March 24, 2015. Mr. Stopko served as Executive Vice President and Chief Financial and Administrative Officer of AmeriServ Financial, Inc. from May 2010 until January 9, 2015, where he directed all administrative services to include finance, information technology, credit administration and human resources. Prior to that, Mr. Stopko served as Chief Financial Officer and Principal Accounting Officer of AmeriServ Financial, Inc. since 1997, where he directed all financial and investment activities. He guided a major corporate balance sheet restructuring at AmeriServ that reduced the risk profile and provided the foundation for improved earnings. He is a licensed Certified Public Accountant with Big Four accounting experience. Mr. Stopko is a 1984 graduate of Bucknell University with a Bachelor of Science degree in Business Administration. Mr. Stopko’s extensive banking experience coupled with his accounting experience enables him to provide the Board with insight to our operations, policies, and implementation of strategic plans. Mr. Stopko is a member of the investment/ALCO committee and the technology committee.

Executive Officers

Our current executive officers and certain biographical information regarding them, other than Mr. Stopko, whose information is included above under “Directors,” is listed below. All data is as of the date hereof.

David A. Finui, age 71, President of AmeriServ Wealth and Capital Management, a division of AmeriServ Financial Bank. Mr. Finui became President of AmeriServ Wealth and Capital Management effective October 1, 2024, following the merger of AmeriServ Trust and Financial Services Company (the “Trust Company”) with and into

AmeriServ Financial Bank. From September 1, 2023, until October 1, 2024, Mr. Finui was the President and Chief Executive Officer of AmeriServ Trust and Financial Services Company. Until such appointment, Mr. Finui was the Executive Vice President and Director of Wealth and Capital Management of AmeriServ Trust and Financial Services Company since January 1, 2019. Prior to this appointment, Mr. Finui served as Senior Vice President/Personal Trust and Financial Services of the Trust Company from September 12, 2016. Prior to joining AmeriServ Trust and Financial Services Company, Mr. Finui was Vice President/Director of Business Development and promoted to Senior Vice President and Senior Wealth Management Advisor of S&T Bank’s Wealth Management division from July 2008 and Vice President/Trust Officer and promoted to Senior Vice President, Senior Wealth Management Advisor, Chief Retail Officer and Chief Operating Officer of Irwin Bank and Trust Company from November 1999.

Michael D. Lynch, age 65, Executive Vice President, Chief Financial Officer, Chief Investment Officer, and Chief Risk Officer of AmeriServ Financial, Inc. Mr. Lynch became Executive Vice President, Chief Financial Officer, Chief Investment Officer, and Chief Risk Officer on April 1, 2021. Mr. Lynch had been Senior Vice President, Chief Financial Officer, Chief Investment Officer, and Chief Risk Officer of AmeriServ Financial, Inc. from January 15, 2015, until such appointment, following the promotion of Mr. Stopko. Mr. Lynch has served as Senior Vice President and Chief Investment and Chief Risk Officer of AmeriServ since 2013. He had been Vice President and Chief Investment and Chief Risk Officer of AmeriServ from 2005 to 2013.

Delinquent Section 16(a) Reports

Based solely upon our review of the Forms 3 and Forms 4 filed by the beneficial owners of our Common Stock, we believe all reports required by Section 16(a) of the Exchange Act were filed on time, except for a purchase of Common Stock for Mr. Lynch. This related to a single transaction which was reported once the inadvertent omission was recognized.

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

Board and Committees 2025

The Board has various standing committees, including an audit committee, a compensation/human resources committee, an executive committee, an investment/ALCO committee, a nominating/corporate governance committee, and a technology committee, and each committee operates under a written charter. For information regarding availability of certain of these charters, see information under the heading “Corporate Governance Documents” below. Directors are expected to attend meetings of the Board, meetings of the committees on which they serve and the ASRV annual meeting of shareholders. During 2025, the Board held 14 meetings, the audit committee held 8 meetings, the executive committee held 1 meeting, the investment/ALCO committee held 4 meetings, the technology committee held 4 meetings, the compensation/human resources committee held 2 meetings, and the nominating/corporate governance committee held 2 meetings. There were 2 executive sessions of the Board excluding management. Each director attended at least 75% of the combined total of meetings of the Board and of each committee of which he or she was a member. Each director attended ASRV’s 2025 annual meeting of shareholders.

The composition of each of the committees, as of December 31, 2025, is below:

Name	Executive	Technology	Investment/ ALCO	Audit	Nominating/ Corporate Governance	Compensation/ Human Resources
J. Michael Adams, Jr.	X				Chair
Richard W. Bloomingdale		Vice Chair		X		X
Amy Bradley			Chair	X
David J. Hickton		Chair
Kim W. Kunkle	X		Vice Chair			Vice Chair
Daniel A. Onorato				Vice Chair	X
Mark E. Pasquerilla	Chair	X	X	Chair	X	Chair
Jeffrey A. Stopko		X	X
Michael D. Lynch			X
David A. Finui		X

The executive committee serves as a resource for management to seek guidance on issues between regularly scheduled meetings or with respect to matters that generally do not warrant calling a special board meeting. In addition, from time to time, the executive committee is asked to study strategic issues in greater depth. The executive committee is comprised of Directors Pasquerilla (Chair), Kunkle (Vice Chair) and Adams.

The technology committee is comprised of Directors Hickton (Chair), Bloomingdale (Vice Chair), Pasquerilla, Stopko and Mr. Finui. The technology committee facilitates communication and cooperation between the Directors and Management regarding important issues related to technology.

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

The investment/ALCO committee is comprised of Directors Bradley (Chair), Kunkle (Vice Chair), Pasquerilla, Stopko and Mr. Lynch. This committee ensures the safety and soundness of the Company and its subsidiaries through proper asset/liability management and is responsible for, among other things: developing and overseeing our asset/liability management process, including developing investment policies and monitoring investment activities; monitoring management’s handling of risks to our balance sheet; and monitoring interest rate, liquidity and market risks in accordance with policies approved by the Board. The investment/ALCO committee meets regularly to review investment transactions and to discuss other strategic initiatives that relate to balance sheet management and structure as considered necessary.

The audit committee is comprised of Directors Pasquerilla (Chair), Onorato (Vice Chair), Bloomingdale, and Bradley, each of whom in the judgment of the Board is independent within the meaning of the NASDAQ listing requirements. Mr. Onorato is also designated as the audit committee financial expert and meets the qualifications to serve as such under the NASDAQ listing standards. This designation does not impose any duties, obligations or liabilities on Mr. Onorato that are greater than the duties, obligations or liabilities imposed on the other members of the Audit Committee. The audit committee is responsible for the appointment, compensation, oversight, and termination of our independent auditors. The audit committee is also responsible for oversight of internal audit and loan review. The committee is required to pre-approve audit and certain non-audit services performed by the independent auditors. The committee also assists the Board in providing oversight over the integrity of our financial statements, compliance with applicable legal and regulatory requirements and the performance of our internal audit function. The committee also is responsible for, among other things, reporting to our Board on the results of the annual audit and reviewing the financial statements and related financial and non-financial disclosures included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Importantly, from a corporate governance perspective, the audit committee regularly evaluates the independent auditors’ independence from ASRV and its management, including approving consulting and other legally permitted, non-audit services provided by our auditors and the potential impact of the services on the auditors’ independence. The committee meets periodically with our independent auditors and our internal auditors outside of the presence of management and possesses the authority to retain professionals to assist it in meeting its responsibilities without consulting with management. The committee reviews and discusses with management earnings releases, including the use of pro forma information (if applicable). The committee also discusses with management and the independent auditors the effect of accounting initiatives. The committee also is responsible for receiving and evaluating complaints and concerns relating to accounting and auditing matters.

The nominating/corporate governance committee is comprised of Directors Adams (Chair), Pasquerilla (Vice Chair), and Onorato, each of whom in the judgment of the Board is independent within the meaning of the NASDAQ listing standards. The nominating/corporate governance committee is responsible for nominating individuals to stand for election as directors at the annual meeting of shareholders, assisting the Board in the event of any vacancy on the Board by identifying individuals qualified to become Board members, recommending to the Board qualified individuals to fill such vacancy, and recommending to the Board, on an annual basis, nominees for each Board committee. The committee has the responsibility to develop and recommend criteria for the selection of director nominees to the Board, including, but not limited to, diversity, age, skills, experience, and time availability (including consideration of the number of other boards on which the proposed director sits) in the context of the needs of the Board and ASRV and such other criteria as the committee determines to be relevant at the time. The committee has the power to apply these criteria in connection with the identification of individuals to be Board members, as well as to apply the standards for independence imposed by our listing agreement with NASDAQ and all applicable federal laws in connection with this identification process.

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

The nominating/corporate governance committee considers potential candidates recommended by its members, management and others, including shareholders. In considering candidates recommended by shareholders, the committee will apply the same criteria it applies in connection with candidates recommended by the nominating/corporate governance committee. Shareholders may propose candidates to the nominating/corporate governance committee by delivering a notice to the nominating/corporate governance committee that contains the information required by Section 1.3 of our Bylaws. In addition, shareholders may nominate persons directly for election as directors in accordance with the procedures set forth in Section 1.3 of our Bylaws. A notice of any such nomination must contain all required information and must be mailed or delivered to our Non-Executive Chairman not less than 90 days or more than 120 days prior to the annual meeting. The nominating/corporate governance committee did not pay any fee to any third party to search for, identify and/or evaluate the 2025 nominees for directors.

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

The compensation/human resources committee is comprised of Directors Pasquerilla (Chair), Kunkle (Vice Chair), and Bloomingdale, each of whom in the judgment of the Board is independent within the meaning of the NASDAQ listing standards. The purpose of the committee is to ensure the compensation programs, including the incentive plans, do not encourage unnecessary or excessive risk to the value of ASRV; support the long-term mission of ASRV and help ASRV attract and retain high quality management and directors through competitive, flexible compensation arrangements that adequately reward significant achievement in a manner that is economically defensible and consistent with corporate performance; and comply with disclosure and other legal, tax and regulatory requirements. The committee’s oversight includes, but are not limited to, an understanding of ASRV’s long-term goals; director compensation; CEO total compensation including base salary compensation, cash-based incentive compensation and stock-based compensation; evaluate and review other executive base compensation, cash-based incentive compensation and stock-based compensation with compensation adjustments for ASRV’s other named executive officers in its proxy statement on an individual basis after receiving recommendations from the CEO; executive employment and change in control agreements; and review of management succession plans. The committee’s processes and procedures for determining executive compensation are described below under “Compensation Discussion and Analysis.” The committee’s procedure for determining director compensation is to benchmark director compensation against compensation paid by similar asset size publicly traded peer financial institutions. The committee also encourages stock ownership by directors by directing that the annual retainer be paid in our Common Stock and by facilitating the use of monthly Board fees for the purchase of additional shares of our Common Stock. The committee also has general oversight of human resources matters at ASRV’s subsidiaries.

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

Compensation Philosophy

Our executive compensation programs seek to achieve and maintain equity with respect to balancing the interests of shareholders and executive officers, while supporting our need to attract and retain competent executive management. Toward this end, the compensation/human resources committee has developed an executive compensation policy, along with supporting executive compensation plans and programs, which are intended to attain the following objectives:

•	emphasize the enhancement of shareholder value while effectively managing the Company for all key stakeholder groups which also includes customers, employees, and the communities in which we operate;
•	support the acquisition and retention of competent executives;
•	deliver the total executive compensation package in a cost-effective manner;
•	reinforce key business objectives;
•	provide competitive compensation opportunities for competitive results;
•	encourage management ownership of our Common Stock; and
•	comply with applicable regulations.

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

However, the committee does not maintain a specific target percentile with respect to this peer group in determining executive compensation levels; however, our past practice has been to target executive compensation in the lowest quartile of comparable peer groups. A selection of national information is used for comparative compensation survey data, including data from a peer group of small-cap bank holding companies in our geographic area. The peer group, which consists of publicly traded bank holding companies with asset size of between $1 billion and $3 billion, is periodically revised, and, for 2025 compensation decisions, the group consisted of the following companies: Franklin Financial Services Corporation, Chemung Financial Corporation, First United Corporation, Citizens & Northern Corporation, Meridan Corp., SB Financial Corp., Pathfinder Bancorp., CB Financial Services, Inc., Ohio Valley Bancorp, LINKBANCORP, Norwood Financial Corporation, Old Point Financial Corporation, Middlefield Banc Corporation, and National Bankshares, Inc.

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

Components of Compensation

The elements of compensation for the Named Executive Officers are generally comprised of the following:

•	base salary,
•	incentive opportunities under our cash -based incentive compensation program,
•	equity awards under our 2021 Equity Incentive Plan,
•	benefits under our pension plan,
•	benefits under our health and welfare benefits plans, and
•	certain limited perquisites.

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

2. Incentive Cash and Stock Compensation. We have an established, written executive incentive compensation plan, our Executive At-Risk Incentive Compensation Plan, which generally provides for payment of cash incentives for the achievement of corporate performance goals, weighted 75%, and individual performance goals, weighted 25%. In order to receive a payment under the plan, a participant has to be employed on the date of payout. With respect to the corporate performance goals for 2025, we based incentive award opportunities on both an annual company-wide budgeted return on assets (“ROA”) target, with a minimum payout threshold requiring 0.48%, and 75% of the average ROA for the previously named peer group. The maximum bonus targets for 2025 were 33%, 25%, and 25% of base salary for Messrs. Stopko, Lynch and Finui, respectively. The compensation/human resources committee believes it set the performance measures for 2025 such that the performance goals were appropriate. Based upon publicly reported results for the year ended December 31, 2025, the Company reported net income of $5.6 million, or an ROA of 0.39%, so there was no payout for any of the named executive officers under the Executive At-Risk Incentive Compensation Plan.

3. Equity Awards. We use the grant of stock options under our 2021 Equity Incentive Plan as the primary vehicle for providing long-term incentive compensation opportunities to our senior officers, including the Named Executive Officers. The 2021 Equity Incentive Plan provides for the grant of restricted stock awards and qualified and non-qualified stock options. We grant all stock options with a per share exercise price that is not less than 100% of the fair market value of such shares on the date that the option is granted. Accordingly, grantees will not obtain any value from the option grant under our 2021 Equity Incentive Plan unless the market price of our Common Stock increases after the date of grant. The 2021 Equity Incentive Plan is designed to provide at-risk (incentive) compensation that aligns management’s financial interests with those of our shareholders, encourages management ownership of our Common Stock, supports the achievement of corporate short and long-term financial objectives, and provides competitive equity reward opportunities. We have not adopted any specific policy regarding the amount or timing of any stock-based compensation under our 2021 Equity Incentive Plan. Information concerning the number of options held by each Named Executive Officer as of December 31, 2025, is set forth in the Outstanding Equity Awards at Fiscal Year-End Table, which appears below. There were no equity awards granted during 2025 to any of the named executive officers.

4. Pension Plan and Deferred Compensation Plan. We maintain a defined benefit pension plan for the benefit of our employees, including certain of the Named Executive Officers. Benefits under the plan are based upon an employee’s years of service and highest average compensation for a five-year period. The 2025 change in the actuarial present values of each Named Executive Officer’s accumulated benefit under the plan for each of Messrs. Stopko and Lynch and was an increase of $185,602 and $148,813 respectively, which is also set forth in the Summary Compensation Table, which appears below. The actuarial present value of each Named Executive Officer’s accumulated benefit under the plan and the aggregate number of years of service credited to each Named Executive Officer is set forth in the Pension Benefits Table, which also appears below. Effective January 1, 2013, we amended the defined benefit pension plan to provide that non-union employees hired on or after that date are not eligible to participate. Effective January 1, 2014, we amended the defined benefit pension plan to provide that union employees hired on or after that date are not eligible to participate. Instead, such employees are eligible to participate in a qualified 401(k) retirement plan. Messrs. Stopko and Lynch continue to participate in the defined benefit pension plan under the old plan provisions.

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

2025 Executive Officer Compensation

For 2025, we increased the Named Executive Officers’ base salaries in order to, among other things, maintain their compensation at a competitive level. The committee’s independent compensation consultant provided a study to the committee, which included the compensation levels of each of the Named Executive Officers and those from the previously identified peer group. The independent compensation consultant also examined with the committee the pay practices from other Pennsylvania, New York, and Ohio based financial institutions with assets generally between $1 billion and $3 billion, with data from the Economic Research Institute used to normalize the information for Johnstown, Pennsylvania. The compensation/human resources committee also considered a number of factors in setting these new levels, including an annual review of peer compensation and the overall performance of the company.

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

Our Compensation Policies and Risk

The compensation/human resources committee discussed, evaluated, and reviewed with our chief risk officer all of the company’s employee compensation programs in light of the risks posed to us by such programs. The compensation/human resources committee also discussed, evaluated, and reviewed with our chief risk officer all of the compensation programs in which the Named Executive Officers participate to assess whether any aspect of these programs create risks that are reasonably likely to have a material adverse effect on us. The compensation/human resources committee met with our chief risk officer in March 2025 and November 2025 with respect to the foregoing.

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

Compensation Paid to Executive Officers

The following table sets forth information for the years ended December 31, 2023, 2024, and 2025 concerning the compensation of our Named Executive Officers for services in all capacities to us and our subsidiaries.

SUMMARY COMPENSATION TABLE

							Changes in
							Pension Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name, Age and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)(1)	($)
Jeffrey A. Stopko, age 63	2025	419,184	—	—	—	—	185,602	22,145	626,931
President and CEO of ASRV	2024	404,271	—	—	—	—	77,278	22,410	503,959
and AmeriServ Financial Bank	2023	390,830	—	—	—	—	149,650	20,959	561,439
Michael D. Lynch, age 65
Executive Vice President, CFO,
Chief Investment Officer, &	2025	289,000	—	—	—	—	148,813	15,349	453,162
Chief Risk Officer of ASRV	2024	249,350	—	—	—	—	63,402	11,923	324,675
and AmeriServ Financial Bank	2023	239,500	—	—	—	—	124,979	11,771	376,250
David A. Finui, age 71	2025	269,961	—	—	—	—	—	35,072	305,033
President of Wealth Management of	2024	257,288	—	—	—	—	—	44,616	301,904
AmeriServ Financial Bank
(1)	For 2025, includes, as applicable, (a) premiums we pay for life insurance policies with coverage limits above $50,000 for each named executive officer; (b) country club dues for Messrs. Stopko and Finui; (c) the aggregate incremental cost of a company-provided automobile for Messrs. Stopko and Finui and an auto allowance for Lynch ; and (d) our 401(k) plan matching contributions for each of Messrs. Stopko, Lynch, and Finui, in the amount of $4,192, $2,443, and $10,798, respectively.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each Named Executive Officer as of December 31, 2025.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2025

	Option Awards
			Equity
			Incentive
			Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
	(#)	(#)	Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
Jeffrey A. Stopko	20,000	—	—	$3.84	2/17/2031
Michael D. Lynch	3,000	—	—	$2.96	4/11/2026
	15,000	—	—	$3.84	2/17/2031
David A. Finui	10,000	—	—	$3.32	9/29/2026
	10,000	—	—	$3.84	2/17/2031

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS

FOR THE YEAR ENDED DECEMBER 31, 2025

		Number of	Present	Payments
		years of	Value of	During
		Credited	Accumulated	Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)(1)	($)
Jeffrey A. Stopko	Defined Benefit Plan	39	1,328,435	—
Michael D. Lynch	Defined Benefit Plan	43	1,151,896	—
(1)	The present value of accumulated benefits was calculated with the following assumptions: Retirement occurs at age 65. At that time, the participants take a lump sum based on the accrued benefit as of December 31, 2025. The lump sum is calculated using an interest rate of 5.30% and the IRS 2026 applicable mortality table for IRC Section 417(e). The lump sum is discounted to December 31, 2025, at a rate of 5.30% per year.

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

As of December 31, 2025, Mr. Stopko was eligible for an early retirement benefit under the pension plan because he is at least 55 years old and had at least 10 years of credited service. The early retirement benefit is equal to the accrued normal retirement benefit reduced by five-ninths of one percent (5/9%) per month for each of the first five years and by five-eighteenths of one percent (5/18%) per month for each of the next five years by which the commencement date of the pension precedes the normal retirement date. As of December 31, 2025, Mr. Lynch was eligible for normal retirement.

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

Stopko may not compete with our business for at least two years following termination of his employment or solicit any of its employees, consultants, customers, clients, or vendors for at least one year following termination of his employment. Under his employment agreement, Mr. Stopko is entitled to, among other things: (i) an annual base salary of $285,000 ($419,184 as of December 31, 2025); (ii) participate in our health insurance and life insurance benefit plans, defined benefit program, 401(k) plan and long-term disability benefit plan; (iii) be eligible to receive annual bonuses, in such amounts and at such times, if any, as may be approved by our Board in accordance with the Executive At-Risk Compensation Plan as a level one participant, with such annual payment not to exceed 33% of Mr. Stopko’s base salary; and (iv) certain other perquisites related to personal time, use of a vehicle owned or leased by us, and country club membership expenses.

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

•	our breach of any provision of the agreement.

Mr. Lynch intends to retire from AmeriServ on May 18, 2026.

The table below summarizes the payments that Messrs. Stopko and Lynch would receive if they were terminated as of, or if a change in control occurred on, December 31, 2025.

				Before Change in Control		After Change in Control
				Involuntary	Voluntary	Involuntary	Voluntary
		Termination	Involuntary	Termination	Termination	Termination	Termination
		for Death or	Termination	without	for Good	without	for Good
		Disability	for Cause	Cause	Reason	Cause	Reason
Jeffery A. Stopko	Severance(1)	$—	$—	$801,790	$801,790	$1,253,360	$1,253,360
	Welfare continuation(2)	$—	$—	$33,410	$33,410	$49,065	$49,065
	Value of Accelerated Stock Options	$—	$—	$—	$—	$—	$—
	Potential reduction in payout due to operation of Code Section 280G	$—	$—	$—	$—	$(167,445)	$(167,445)
	Total	$—	$—	$835,200	$835,200	$1,134,980	$1,134,980
Michael D. Lynch	Severance(1)	$—	$—	$—	$—	$289,000	$289,000
	Additional retirement benefit payment	$—	$—	$—	$—	$151,256	$151,256
	Welfare continuation(2)	$—	$—	$—	$—	$19,047	$19,047
	Value of Accelerated Stock Options	$—	$—	$—	$—	$—	$—
	Potential reduction in payout due to operation of Code Section 280G	$—	$—	$—	$—	$—	$—
	Total	$—	$—	$—	$—	$459,303	$459,303
David A. Finui	Severance(1)	$—	$—	$—	$—	$—	$—
	Additional retirement benefit payment	$—	$—	$—	$—	$—	$—
	Welfare continuation(2)	$—	$—	$—	$—	$—	$—
	Value of Accelerated Stock Options	$—	$—	$—	$—	$—	$—
	Potential reduction in payout due to operation of Code Section 280G	$—	$—	$—	$—	$—	$—
	Total	$—	$—	$—	$—	$—	$—
(1)	For severance and welfare continuation payment calculation, and time and form of such payments, see “Employment Contracts and Payments Upon Termination or Change in Control.”
(2)	Assumes no increase in the cost of welfare benefits.

Compensation of Directors

The following table sets forth information concerning compensation that we or the Bank paid or accrued to each non-employee member of our Board during the year ended December 31, 2025.

	Fees Earned or
	Paid
	in Cash	Stock Awards
Name	($)	($)(1)	Total
J. Michael Adams, Jr.	$110,500	$27,498	$137,998
Richard W. Bloomingdale	$38,100	$27,498	$65,598
Amy Bradley	$50,700	$27,498	$78,198
David J. Hickton	$22,050	$27,498	$49,548
Kim W. Kunkle	$74,500	$27,498	$101,998
Margaret A. O’Malley(2)	$2,350	$—	$2,350
Daniel A. Onorato	$29,550	$27,498	$57,048
Mark E. Pasquerilla	$52,950	$27,498	$80,448
(1)	Represents the average price paid for such shares purchased in the open market. All non-employee independent directors serving as of June 6, 2025, received an annual retainer of $27,500 payable in shares of our Common Stock, which amounted to 9,713 shares. Board meeting and committee meeting attendance fees are paid in cash. For such stock awards, the Trust Department engages in open market purchases on each director’s behalf over a period of several days until sufficient shares are purchased for the account of all directors up to the annual retainer amount. Shares are allocated to the accounts of each director on the basis of such average price.
(2)	On February 20, 2025, Ms. O’Malley passed away.

In 2025, all ASRV and Bank board meetings were held separately with separate agendas and minutes. During 2025, non-employee directors received $1,000 for each ASRV Board meeting and $750 for each Bank board meeting attended and received $600 for their attendance at certain committee meetings of the ASRV and Bank board of directors. In 2025, each committee Chair received an annual retainer of $2,500 in addition to the committee meeting fee. However, directors frequently were not compensated for specially called committee meetings, telephonic meetings, or committee meetings convened for a limited purpose. Mr. Adams, in connection with his service as non-executive Chairman of the Board and all subsidiaries received a monthly retainer of $9,000. Mr. Kunkle, in connection with his service as non-executive Vice Chairman of the Board and all subsidiaries received a monthly retainer of $6,000.

Mr. Adams also serves on the board of directors of AmeriServ Wealth Advisors, a wholly-owned subsidiary of the Bank. Mr. Adams received no additional compensation for attending such meetings.

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

Compensation/Human Resources Committee Interlocks and Insider Participation

Directors Pasquerilla (Chair), Kunkle (Vice Chair), and Bloomingdale were excluded from participation in any plan administered by the compensation/human resources committee while serving as a member of such committee, except for participation in the Independent Directors’ Annual Retainer Plan (the committee’s administration of which is limited to coordinating the payment of a predetermined retainer), a non-employee director deferred compensation plan, and the 2021 Equity Incentive Plan, which was previously approved by shareholders on April 27, 2021.

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

			Average		Value of
			Summary		Initial Fixed
	Summary		Compensation		$100
	Compensation		Table Total		Investment
	Table Total		for Non-PEO	Average	Based On
	for Principal		Named	Compensation	Total
	Executive	Compensation	Executive	Actually	Shareholder	Net Income
	Officer	Actually Paid	Officers	Paid to Non-	Return	(Loss)
Year	(“PEO”)(1)	to PEO(2)	(“NEOs”)(3)	PEO NEOs(4)	(“TSR”)(5)	(thousands)(6)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2025	$626,931	$637,531	$379,097	$389,167	$90.10	$5,612
2024	$503,959	$487,159	$313,289	$301,809	$78.83	$3,601
2023	$561,439	$519,383	$534,440	$522,473	$87.27	$(3,346)
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

	Reported
	Summary
	Compensation	Reported	Equity	Compensation
	Table Total for	Value of Equity	Award	Actually Paid to
Year	PEO	Awards(a)	Adjustments(b)	PEO
2025	$626,931	$—	$10,600	$637,531
2024	$503,959	$—	$(16,800)	$487,159
2023	$561,439	$—	$(42,056)	$519,383
(a)	The grant date fair value of equity awards represents the total of the amounts reported in the “Option Awards” columns in the Summary Compensation Table for the applicable year.
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

Value of
Dividends or
other
		Year over			Fair Value at	Earnings
		Year Change		Year over	the End of	Paid on
	Year End	in Fair Value	Fair Value as	Year Change	the Prior	Stock or
	Fair Value of	of	of Vesting	in Fair Value	Year of	Option
	Outstanding	Outstanding	Date of	of Equity	Equity	Awards not
	and Unvested	and Unvested	Equity	Awards	Awards that	Otherwise
	Equity	Equity	Awards	Granted in	Failed to	Reflected in	Total
	Awards	Awards	Granted and	Prior Years	Meet Vesting	Fair Value or	Equity
	Granted in	Granted in	Vested in the	that Vested	Conditions in	Total	Award
Year	the Year	Prior Years	Year	in the Year	the Year	Compensation	Adjustments
2025	$—	$—	$—	$10,600	$—	$—	$10,600
2024	$—	$—	$—	$(16,800)	$—	$—	$(16,800)
2023	$—	$(4,667)	$—	$(37,389)	$—	$—	$(42,056)

(3)

The dollar amounts reported in column (d) represent the average of the amounts reported for our company’s named executive officers as a group (excluding Mr. Stopko) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the named executive officers (excluding Mr. Stopko) included for purposes of calculating the average amounts in each applicable year are as follows: for 2025 and 2024, Mr. Finui and Mr. Lynch; and for 2023, Mr. Lynch and James T. Huerth.

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

	Average
	Reported Summary	Average		Average
	Compensation	Reported	Average Equity	Compensation
	Table Total for	Value of Equity	Award	Actually Paid to
Year	Non-PEO NEOs	Awards	Adjustments(a)	Non-PEO NEOs
2025	$379,097	$—	$10,070	$389,167
2024	$313,289	$—	$(11,480)	$301,809
2023	$534,440	$—	$(11,967)	$522,473
(a)	The amounts deducted or added in calculating the total average equity award adjustments are as follows:

Value of
Dividends or
other
		Year over			Fair Value at	Earnings
		Year Change		Year over	the End of	Paid on
	Year End	in Fair Value	Fair Value as	Year Change	the Prior	Stock or
	Fair Value of	of	of Vesting	in Fair Value	Year of	Option
	Outstanding	Outstanding	Date of	of Equity	Equity	Awards not
	and Unvested	and Unvested	Equity	Awards	Awards that	Otherwise
	Equity	Equity	Awards	Granted in	Failed to	Reflected in	Total
	Awards	Awards	Granted and	Prior Years	Meet Vesting	Fair Value or	Equity
	Granted in	Granted in	Vested in the	that Vested	Conditions in	Total	Award
Year	the Year	Prior Years	Year	in the Year	the Year	Compensation	Adjustments
2025	$—	$—	$—	$10,070	$—	$—	$10,070
2024	$—	$—	$—	$(11,480)	$—	$—	$(11,480)
2023	$—	$(1,750)	$—	$(10,217)	$—	$—	$(11,967)

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

Compensation Actually Paid and Net Income (Loss)

In 2023 and 2024, net income was negative $3.3 million and $3.6 million, respectively. In 2025, net income was $5.6 million, representing a 43.5% increase year over year from 2024. The graph below displays the relationship between this net income increase and compensation actually paid to the PEO and NEOs:

Relationship Between NEO Compensation Actually Paid and Company Net Income
Compensation Actually Paid
$700,000
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$-
Net Income (in thousands)
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$-
$(1,000)
$(2,000)
$(3,000)
$(4,000)
FY2023
FY2024
FY2025
CEO Comp. Actually Paid
Non-CEO NEOs Comp. Actually Paid
Net Income $(3,346) $3,601 $5,612

Compensation Actually Paid and Cumulative TSR

In 2023, 2024, and 2025 our cumulative TSR on the value of a fixed $100 investment was $87.27, $78.83, and $90.10 respectively. The graph below displays the relationship between this cumulative TSR increase and compensation actually paid to the PEO and NEOs:

Relationship Between NEO Compensation Actually Paid and Company TSR
$700,000
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$-
Compensation Actually Paid
$120
$100
$80
$60
$40
$20
$-
Total Shareholder Return (TSR)
FY2022
FY2023
FY2024
FY2025
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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of shares remaining for issuance under the Company’s outstanding equity incentive plans as of December 31, 2025.

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	166,000	$3.79	600,000
Equity compensation plans not approved by security holders	—	—	—
Total	166,000	$3.79	600,000

Security Ownership of Directors and Management

The following table sets forth information concerning the number of shares of our Common Stock beneficially owned, as of March 2, 2026, by each present director, nominee for director, and each executive officer named in the Summary Compensation Table as well as by all directors, nominees, and executive officers as a group.

Name of Beneficial Owner(1)	Shares Beneficially Owned	Percent of Class (%)
J. Michael Adams, Jr.(3)	172,753	*
Richard W. Bloomingdale	31,897	*
Amy Bradley	34,413	*
David A. Finui(2)	22,234	*
David J. Hickton	26,164	*
Kim W. Kunkle(4)	247,397	1.5
Michael D. Lynch(2)	38,892	*
Daniel A. Onorato	57,650	*
Mark E. Pasquerilla(5)	516,109	3.1
Jeffrey A. Stopko(2)(6)	186,380	*
Officers, Directors and Nominees for Director as a Group (10 persons)(2)	1,333,889	7.8%
*	Less than 1%

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

Finui — 20,000 Lynch — 15,000 Stopko — 20,000

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

(6)	Includes 111,625 shares of our Common Stock held in Mr. Stopko’s 401(k) plan.

Other Shareholders

Based on filings made under the Exchange Act, as of March 2, 2026, the only persons known by us to be beneficial owners of five percent or more of the outstanding shares of our Common Stock were as follows:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
SB Value Partners, L.P.(1)	1,645,051	9.7%
1903 San Pedro Ave. San Antonio, TX 78212-3310
Tontine Financial Partners, L.P.(2)	1,635,677	9.6%
1 Sound Shore Drive, Suite 304 Greenwich, CT 06830-7251
Brent D. Baird and Ann N Bonte(3)	1,175,984	6.9%
1111 Elmwood Avenue, Unit 306 Buffalo, NY 14222
Dimensional Fund Advisors L.P.(4)	1,156,546	6.8%
Building One 6300 Bee Cave Road Austin, TX 78746
(1)	This information is based upon Amendment No. 2 to a Schedule 13D/A filed on January 8, 2026, with the SEC.
(2)

Includes its general partner, Tontine Management, L.L.C., and Jeffrey L. Gendell, who serves as the managing member of the general partner. This information is based upon Amendment No. 4 to a Schedule 13G filed on November 13, 2024, with the SEC and a Form 13F-HR as of December 31, 2025, filed on February 13, 2026, with the SEC.

(3)	This information is based upon Amendment No. 2 to a Schedule 13D filed on January 23, 2026, with the SEC.

(4)	Includes subsidiaries of Dimensional Fund Advisors LP (“Dimensional”), four investment companies to which Dimensional furnishes investment advice and certain other commingled fund, group trusts and separate accounts to which Dimensional may serve as investment manager or sub-adviser. This information is based upon Amendment No. 22 to a Schedule 13G filed on February 9, 2023, with the SEC and a Form 13F-HR as of December 31, 2025, filed on February 12, 2026, with the SEC.

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

•

Director Kunkle is the majority owner of Laurel Holdings, Inc. Among other things, Laurel Holdings operates a company that provides janitorial services to the Company. In 2025, the Company paid Laurel Holdings the sum of approximately $232,000 for these services. The amount paid represents less than five percent of Laurel Holdings’ consolidated revenues. Accordingly, the Board concluded that the existence of this relationship did not impair Mr. Kunkle’s independence.

Transactions With Related Parties

Certain directors, nominees, and executive officers or their associates were customers of and had transactions with the Company or its subsidiaries during2025. Transactions that involved loans or commitments by the Bank were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than the normal risk of collectability or present other unfavorable features. All transactions, products or services provided to the directors, nominees, executive officers, or their associates by the Company or its subsidiaries are on substantially the same terms and conditions that those directors, nominees, executive officer, or their associates could receive elsewhere.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

On March 9, 2023, the audit committee of our Board extended the engagement of Snodgrass to provide audit, tax, and benefit plan audit services and on September 7, 2023 for SSAE 18 audit related services for the years ending on December 31, 2023, 2024 and 2025. On November 12, 2025, the audit committee further extended this engagement through December 31, 2026. Snodgrass has audited our consolidated financial statements as of and for the year ended December 31, 2025. The report on those consolidated financial statements appears in this Annual Report on Form 10-K.

Audit Fees

The following table sets forth the aggregate fees billed to us by Snodgrass for the fiscal years ended December 31, 2025 and December 31, 2024.

	2025	2024
Audit Fees	$296,674	$284,126
Audit-Related Fees	119,179	154,259
Tax Fees	35,020	34,800
All Other Fees	—	—

“Audit Fees” include fees for audit services associated with the integrated audit of the Company’s financial statements and internal controls over financial reporting, the services associated with the quarterly reviews of Form 10-Q and the annual Form 10-K, compliance audit procedures required by HUD and out-of-pocket expenses for all services aforementioned.

“Audit-Related Fees” include fees associated with the SSAE 18 examination issued by the Trust Company, the audit of the 401(k) profit sharing plan on Form 11-K, an audit of certain common and collective funds of the Trust Company, the surprise custody examination of procedures for our registered investment advisory subsidiary and out-of-pocket expenses for all services aforementioned.

“Tax Fees” include tax return preparation, tax compliance and tax advice.

“All Other Fees” does not include any other matters at this time.

The audit committee’s Pre-Approval Policy is available on the Company’s website at: https://investors.ameriserv.com/governance/governance-documents.

The audit committee pre-approves all audit and legally permissible non-audit services provided by Snodgrass in accordance with the pre-approval policies and procedures adopted by the committee at its meeting on August 7, 2025. These services may include audit services, audit-related services, tax services and other services. Under the policy, pre-approved services include pre-approval of non-prohibited services for a limited dollar amount. A list of the prohibited non-audit services as defined by the SEC is attached to the pre-approval policy. The SEC’s rule and relevant guidance will be consulted to determine the precise definitions of these services and the applicability of exceptions to certain of the prohibitions.

The pre-approval fee levels for all services to be provided by Snodgrass are established annually by the audit committee. Any proposed services exceeding these levels will require specific pre-approval by the audit committee. All services performed by Snodgrass in 2025 were pre-approved in accordance with the pre-approval policy.

PART IV

ITEM 15.   EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from this 2025 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under SEC accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

3.1	Amended and Restated Articles of Incorporation as amended through August 22, 2024.	Exhibit 3.2 to the Current Report on Form 8-K filed on August 26, 2024

3.2	Bylaws, as amended and restated on September 19, 2024.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 23, 2024

4.1	Description of Capital Stock.	Attached

10.1	Employment Agreement, dated April 27, 2015, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2015

10.2	AmeriServ Financial, Inc. 2021 Equity Incentive Plan.	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 23, 2021

10.3	AmeriServ Financial, Inc. Deferred Compensation Plan.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2014

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

10.4	Employment Agreement, dated February 19, 2016, between AmeriServ Financial, Inc. and Michael D. Lynch.	Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2016

10.5	AmeriServ Financial, Inc. 2011 Stock Incentive Plan.	Appendix A to the Definitive Proxy Statement, filed under Schedule 14A, filed on March 21, 2011

10.6	Consulting Agreement, dated April 15, 2025, between AmeriServ Financial, Inc. and SB Value Partners, L.P.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2025

10.7	Amendment to Cooperation Agreement, dated April 15, 2025, between AmeriServ Financial, Inc. and SB Value Partners, L.P.	Exhibit 10.3 to the Current Report on Form 8-K filed on April 16, 2025

10.8	Amended and Restated Consulting Agreement, dated January 6, 2026, between AmeriServ Financial, Inc. and SB Value Partners, L.P.	Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2026

19.1	Insider Trading Policy.	Attached

21.1	Subsidiary of the Registrant.	Attached

23.1	Consent of Independent Registered Public Accounting Firm.	Attached

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Attached

97	AmeriServ Financial, Inc. & Subsidiaries Compensation Recovery/Clawback Policy.	Attached

EXHIBIT NUMBER	DESCRIPTION	PRIOR FILING OR EXHIBIT PAGE NUMBER HEREIN

101

The following information from AMERISERV FINANCIAL, INC.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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
Jeffrey A. Stopko
President & CEO
Date: March 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2026:

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

Suite 202

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

J. Michael Adams, Jr.

Managing Member, Mike Adams & Associates, LLC

Non-Executive Chairman of the Board

Richard W. Bloomingdale
Retired President, PA AFL-CIO

Amy M. Bradley

President & CEO, Cambria Regional Chamber of Commerce

David J. Hickton

Founding Director of the Institute for Cyber Law, Policy and Security, University of Pittsburgh

Kim W. Kunkle

President & CEO, Laurel Holdings, Inc

Non-Executive Vice Chairman of the Board

Daniel A. Onorato

Executive Vice President, Chief Corporate Affairs Officer, Highmark Health

Mark E. Pasquerilla

Chief Executive Officer, Pasquerilla Enterprises L.P.

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

Jessica L. Johnson

Senior Vice President, Chief Accounting Officer

Andrew M. Schneck

Vice President, Digital Marketing Lead

Tammie L. Slavick

Vice President, Financial & Profitability Analysis

Sharon M. Callihan

Corporate Secretary

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL BANK

Board of Directors

J. Michael Adams, Jr.

Managing Member, Mike Adams & Associates, LLC

Non-Executive Chairman of the Board

Richard W. Bloomingdale

Retired President, PA AFL-CIO

Amy M. Bradley

President & CEO, Cambria Regional Chamber of Commerce

David J. Hickton

Founding Director of the Institute for Cyber Law, Policy and Security, University of Pittsburgh

Kim W. Kunkle

President & CEO, Laurel Holdings, Inc.

Non-Executive Vice Chairman of the Board

Daniel A. Onorato

Executive Vice President, Chief Corporate Affairs Officer, Highmark Health

Mark E. Pasquerilla

Chief Executive Officer, Pasquerilla Enterprises L.P.

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

Gregory A. Boyd

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

Russell B. Flynn

Senior Vice President, Retail Lending

Bettina D. Fochler

Senior Vice President, Chief Credit Officer

Michael P. Geiser
Senior Vice President, Manager Trust Operations

Kevin H. Justice
Senior Vice President, Area Executive, Hagerstown

Christopher R. Kirwin
Senior Vice President, Commercial Relationship Manager III

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

Shana M. Stiles

Senior Vice President, Chief Compliance Officer

Catherine M. Torok

Senior Vice President, Chief Information Officer

Timothy E. Walters
Senior Vice President, Perpetual Care Services Wealth Advisor

Cynthia R. Barton-Burket

Vice President, Business Services Officer

Thomas R. Boyd, Jr.

Vice President, Commercial Relationship Manager II

Carie L. Braniff

Vice President, Corporate Security Officer

Angela M. Briggs

Vice President, Deposit Operations Manager

George T. Chaney II

Vice President, Small Business Underwriting Manager

Anthony R. Cirigliano

Vice President, Personal Trust Officer II

Bradley J. Clevenger

Vice President, Bank Applications

Benjamin M. Danley

Vice President, Commercial Relationship Manager III

Mandi L. Enedy

Vice President, Commercial Documentation Manager

Kurt W. Fetzer

Vice President, Commercial Relationship Manager II

Stephen M. Gagan

Vice President, Manager of Technology

Lindsey N. Grove

Vice President, Credit Special Project Manager

Chelsea M. Hartnett

Vice President, Manager Credit Analysis

Neil D. Hartshorne

Vice President, Personal Trust Officer I

Keashia R. Holtzman-Kishlock
Vice President, Retirement Services Manager

James A. Hotchkiss
Vice President, Financial Advisor

Derek E. Kauffman

Vice President, Chief Information Security Officer

Nathan E. Kirk

Vice President, Consumer Underwriting Manager

Melissa A. Lohr

Vice President, Collections & Loan Administration

Randy S. McLaughlin

Vice President, Retail Sales Officer

Jeffrey J. Moore

Vice President, Commercial Relationship Manager III

David J. O’Leary

Vice President, Residential Mortgage Lending

John W. Spahr

Vice President, Portfolio Manager III

Robert E. Vamos
Vice President, Producing Program Manager & Financial Advisor

Jessica L. Webb

Vice President, Commercial Documentation Manager

Amanada J. Wilson

Vice President, Portfolio Manager III

Jacob A. Wilt

Vice President, Retirement Services Officer

Michelle D. Wyandt

Vice President, Portfolio Manager III

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

Frank J. Lapinsky, AIF
President & Chief Executive Officer

Michael D. Lynch
Executive Vice President, Chief Financial Officer

Howard L. McElfresh
Senior Vice President, Portfolio Manager

Eric S. Ludy
Vice President, Chief Administrative Officer & Chief Operating Officer

Office Location

216 Franklin Street
AmeriServ Financial Bank Building
Johnstown, PA 15901-1911