Form 10-Q
period 2026-03-31
AMERISERV FINANCIAL INC /PA/
filed 2026-05-14
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2026
Common Stock, par value $0.01	16,964,267

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and due from depository institutions	$13,064	$11,473
Interest bearing deposits and short-term investments	41,039	39,418
Cash and cash equivalents	54,103	50,891
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $34 on March 31, 2026)	185,075	176,228
Held to maturity (fair value $73,917 on March 31, 2026 and $68,916 on December 31, 2025; allowance for credit losses $83 on March 31, 2026 and $90 on December 31, 2025)	78,010	72,256
Trading securities	7,164	7,253
Loans held for sale	423	241
Loans (net of unearned income $477 on March 31, 2026 and $466 on December 31, 2025)	1,031,059	1,032,727
Less: Allowance for credit losses	13,206	13,128
Net loans	1,017,853	1,019,599
Premises and equipment:
Operating lease right-of-use asset	1,347	1,395
Financing lease right-of-use asset	2,050	2,106
Other premises and equipment, net	13,881	13,929
Accrued interest income receivable	6,034	5,557
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	51	56
Bank owned life insurance	39,443	39,308
Federal Home Loan Bank stock	3,711	3,785
Federal Reserve Bank stock	2,161	2,161
Other real estate owned and repossessed assets	216	216
Other assets	47,521	45,221
TOTAL ASSETS	$1,472,654	$1,453,813
LIABILITIES
Non-interest bearing deposits	$162,142	$159,198
Interest bearing deposits	1,107,808	1,088,930
Total deposits	1,269,950	1,248,128
Advances from Federal Home Loan Bank	40,895	44,615
Operating lease liabilities	1,379	1,426
Financing lease liabilities	2,452	2,501
Subordinated debt	26,778	26,767
Total borrowed funds	71,504	75,309
Net deferred tax liability	1,750	1,636
Other liabilities	8,747	9,428
TOTAL LIABILITIES	1,351,951	1,334,501
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 27,221,089 shares issued and 16,964,267 shares outstanding on March 31, 2026 and 26,779,089 shares issued, 216,500 shares issuable, and 16,522,267 shares outstanding on December 31, 2025	272	270
Treasury stock at cost, 10,256,822 shares on March 31, 2026 and December 31, 2025	(84,791)	(84,791)
Capital surplus	147,802	147,070
Retained earnings	65,398	64,112
Accumulated other comprehensive loss	(7,978)	(7,349)
TOTAL SHAREHOLDERS' EQUITY	120,703	119,312
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,472,654	$1,453,813

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
INTEREST INCOME
Interest and fees on loans	$14,406	$14,508
Interest bearing deposits and short-term investments	258	114
Investment securities:
Available for sale	2,013	1,810
Held to maturity	763	590
Trading securities	62	—
Total Interest Income	17,502	17,022
INTEREST EXPENSE
Deposits	5,919	6,124
Short-term borrowings	9	76
Advances from Federal Home Loan Bank	459	602
Financing lease liabilities	24	26
Subordinated debt	263	263
Total Interest Expense	6,674	7,091
Net Interest Income	10,828	9,931
Provision (recovery) for credit losses	217	(97)
Net Interest Income after Provision (Recovery) for Credit Losses	10,611	10,028
NON-INTEREST INCOME
Wealth management fees	2,860	2,864
Service charges on deposit accounts	302	275
Mortgage banking revenue	50	28
Trading securities revenue	(63)	—
Bank owned life insurance	238	264
Other income	580	690
Total Non-Interest Income	3,967	4,121
NON-INTEREST EXPENSE
Salaries and employee benefits	7,225	7,223
Net occupancy expense	843	841
Equipment expense	408	390
Professional fees	1,165	685
Data processing and IT expense	1,267	1,252
Supplies, postage and freight	192	174
Miscellaneous taxes and insurance	364	348
Federal deposit insurance expense	210	240
Other expense	684	610
Total Non-Interest Expense	12,358	11,763

PRETAX INCOME	2,220	2,386
Provision for income taxes	426	478
NET INCOME	$1,794	$1,908
PER COMMON SHARE DATA:
Basic:
Net income	$0.11	$0.12
Average number of shares outstanding	16,927,456	16,519,267
Diluted:
Net income	$0.11	$0.12
Average number of shares outstanding	16,928,095	16,519,267

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
COMPREHENSIVE INCOME
Net income	$1,794	$1,908
Other comprehensive (loss) income
Pension obligation change for defined benefit plan	438	—
Income tax effect	(92)	—
Unrealized holding (losses) gains on available for sale securities arising during period	(1,315)	2,687
Income tax effect	276	(563)
Fair value change for interest rate hedge	25	(12)
Income tax effect	(5)	3
Reclassification adjustment for increase (reduction) of interest expense related to interest rate hedge	56	(20)
Income tax effect	(12)	4
Other comprehensive (loss) income	(629)	2,099
COMPREHENSIVE INCOME	$1,165	$4,007

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31, 2026
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2025	$270	$(84,791)	$147,070	$64,112	$(7,349)	$119,312
Net income	—	—	—	1,794	—	1,794
Common stock issued for exercise of stock options (9,000 shares)	—	—	27	—	—	27
Common stock issued (433,000 shares)	2	—	705	—	—	707
Other comprehensive loss	—	—	—	—	(629)	(629)
Cash dividend declared on common stock ($0.03 per share)	—	—	—	(508)	—	(508)
Balance at March 31, 2026	$272	$(84,791)	$147,802	$65,398	$(7,978)	$120,703

	Three months ended March 31, 2025
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	$268	$(84,791)	$146,372	$60,482	$(15,083)	$107,248
Net income	—	—	—	1,908	—	1,908
Other comprehensive income	—	—	—	—	2,099	2,099
Cash dividend declared on common stock ($0.03 per share)	—	—	—	(496)	—	(496)
Balance at March 31, 2025	$268	$(84,791)	$146,372	$61,894	$(12,984)	$110,759

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$1,794	$1,908
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for credit losses	217	(97)
Depreciation and amortization expense	552	524
Amortization expense of core deposit intangible	5	6
Amortization of fair value adjustment on acquired time deposits	—	(1)
Net accretion of investment securities	(51)	(17)
Net accretion of deferred loan fees	(37)	(34)
Net gains on loans held for sale	(25)	(21)
Origination of mortgage loans held for sale	(2,093)	(487)
Sales of mortgage loans held for sale	1,936	968
Increase in accrued interest receivable	(477)	(331)
Decrease in accrued interest payable	(470)	(368)
Earnings on bank owned life insurance	(238)	(264)
Deferred income taxes	281	167
Common stock issued	707	—
Net change in trading securities	89	—
Net change in operating leases	(47)	(44)
Other, net	(1,787)	(1,310)
Net cash provided by operating activities	356	599
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(18,166)	(12,702)
Purchase of investment securities — held to maturity	(7,743)	(3,979)
Proceeds from maturities of investment securities — available for sale	7,979	6,182
Proceeds from maturities of investment securities — held to maturity	2,039	558
Purchase of regulatory stock	(633)	(3,674)
Proceeds from redemption of regulatory stock	707	3,890
Net decrease in loans	1,499	5,544
(Purchase) sale of premises and equipment	(400)	65
Proceeds from sale of other real estate owned and repossessed assets	2	1,327
Proceeds from life insurance policies	—	351
Net cash used in investing activities	(14,716)	(2,438)
FINANCING ACTIVITIES
Net increase in deposit balances	21,822	15,844
Net decrease in other short-term borrowings	—	(4,269)
Principal borrowings on advances from Federal Home Loan Bank	—	908
Principal repayments on advances from Federal Home Loan Bank	(3,720)	(4,218)
Principal payments on financing lease liabilities	(49)	(46)
Stock options exercised	27	—
Common stock dividend paid	(508)	(496)
Net cash provided by financing activities	17,572	7,723
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,212	5,884
CASH AND CASH EQUIVALENTS AT JANUARY 1	50,891	17,746
CASH AND CASH EQUIVALENTS AT MARCH 31	$54,103	$23,630

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly owned subsidiary, AmeriServ Financial Bank (the Bank). The Bank is a Pennsylvania state-chartered full-service bank with 15 locations in Pennsylvania and 1 location in Maryland. Through its AmeriServ Wealth and Capital Management Division, the Bank offers a complete range of trust and financial services and administers assets valued at $2.6 billion and $2.7 billion that are not reported on the Company’s Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively. AmeriServ Wealth Advisors, Inc., an SEC-registered investment advisor, is a subsidiary of the Bank.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

3.    Revenue Recognition

Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage banking revenue, trading securities revenue, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 83.2% of the total gross revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 was established as of March 31, 2026 and included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts - The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income - Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, ATM and VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of the annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers ATM and VISA debit cards to deposit account holders, which allows our customers to access their account electronically at ATMs and POS terminals. Fees related to ATM and VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied its performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-month periods ending March 31, 2026 and 2025 (in thousands).

	Three months ended
	March 31,
	2026	2025
Non-interest income:
In-scope of Topic 606
Wealth management fees	$2,860	$2,864
Service charges on deposit accounts	302	275
Other	449	331
Non-interest income (in-scope of Topic 606)	3,611	3,470
Non-interest income (out-of-scope of Topic 606)	356	651
Total non-interest income	$3,967	$4,121

4.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three-month periods ending March 31, 2026 and 2025, options to purchase 147,000 common shares, with an exercise price of $3.83 to $4.22, and options to purchase 179,000 common shares, with an exercise price of $2.96 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

	Three months ended
	March 31,
	2026	2025

	(In thousands, except share and per share data)
Numerator:
Net income	$1,794	$1,908
Denominator:
Weighted average common shares outstanding (basic)	16,927,456	16,519,267
Effect of stock options	639	—
Weighted average common shares outstanding (diluted)	16,928,095	16,519,267
Earnings per common share:
Basic	$0.11	$0.12
Diluted	0.11	0.12

5.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits, and short-term investments in money market funds. The Company made no income tax payments in the first three months of 2026 and 2025. The Company made total interest payments of $7.1 million in the first three months of 2026 compared to $7.5 million in the same 2025 period. The Company had no non-cash transfers to other real estate owned (OREO) and repossessed assets in the first three months of 2026 compared to $49,000 of non-cash transfers in the same 2025 period.

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

Securities classified as trading assets are purchased with the intent of selling them in the near term (less than 30 days) to generate profits from short-term changes in price. Trading securities are reported at fair value with unrealized gains and losses included in income. The trading account, which is managed by an outside third party, is invested in U.S. Treasury and municipal securities. As of March 31, 2026 and December 31, 2025, there was $100,000 and $99,000, respectively, of cash held in the account available for future trading security purchases. This cash balance is included in cash and cash equivalents on the Consolidated Balance Sheets.

Additionally, the Company holds equity securities which are comprised of ordinary shares issued by a borrower in satisfaction of debt previously contracted. The shares do not have a readily determinable fair value. Therefore, they are reported at cost within other assets on the Consolidated Balance Sheets and are adjusted when observable price changes are identified, or an impairment charge is recognized.

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At March 31, 2026 and December 31, 2025, the allowance for credit losses on the held to maturity securities portfolio totaled $83,000 and $90,000, respectively.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision (recovery) for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $491,000 and $384,000 at March 31, 2026 and December 31, 2025, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status or past due over 90 days still accruing interest at March 31, 2026 and December 31, 2025. The underlying issuers continue to make timely principal and interest payments on the securities.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At times, based on management judgment, the Company may establish an allowance for credit losses in excess of the amount that the fair value is less than the amortized cost basis based on the specific circumstances surrounding the security. At March 31, 2026, the Company had an allowance for credit losses on the available for sale securities portfolio totaling $34,000 compared to no allowance at December 31, 2025.

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

Accrued interest receivable on available for sale debt securities totaled $1.2 million and $977,000 at March 31, 2026 and December 31, 2025, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the

Company had one available for sale debt security in non-accrual status at March 31, 2026 totaling $500,000 with an associated allowance for credit losses of $34,000. When this corporate security was transferred to non-accrual status, interest income from investments was unfavorably impacted due to the reversal of previously recognized income. Specifically, unpaid interest on this security which was reversed during the first three months of 2026 totaled $50,000. The Company had no available for sale debt securities in non-accrual status at December 31, 2025.

The cost basis and fair values of available for sale and held to maturity investment securities are summarized as follows:

Investment securities available for sale (AFS):

	March 31, 2026
		Gross	Gross	Allowance
		Unrealized	Unrealized	For Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In Thousands)
U.S. Agency	$5,135	$—	$(400)	$—	$4,735
U.S. Agency mortgage-backed securities	125,237	265	(9,894)	—	115,608
Municipal	15,014	85	(510)	—	14,589
Corporate bonds	50,981	334	(1,138)	(34)	50,143
Total	$196,367	$684	$(11,942)	$(34)	$185,075

Investment securities held to maturity (HTM):

	March 31, 2026
		Allowance		Gross	Gross
		For Credit	Carrying	Unrealized	Unrealized	Fair
	Cost Basis	Losses	Value	Gains	Losses	Value

	(In Thousands)
U.S. Agency	$2,500	$—	$2,500	$—	$(230)	$2,270
U.S. Agency mortgage-backed securities	41,626	—	41,626	54	(2,198)	39,482
Municipal	31,466	(1)	31,465	—	(1,630)	29,835
Corporate bonds and other securities	2,501	(82)	2,419	4	(93)	2,330
Total	$78,093	$(83)	$78,010	$58	$(4,151)	$73,917

Investment securities available for sale (AFS):

	December 31, 2025
		Gross	Gross	Allowance
		Unrealized	Unrealized	For Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In Thousands)
U.S. Agency	$5,162	$—	$(372)	$—	$4,790
U.S. Agency mortgage-backed securities	119,381	639	(9,164)	—	110,856
Municipal	10,155	140	(361)	—	9,934
Corporate bonds	51,473	387	(1,212)	—	50,648
Total	$186,171	$1,166	$(11,109)	$—	$176,228

Investment securities held to maturity (HTM):

	December 31, 2025
		Allowance		Gross	Gross
		For Credit	Carrying	Unrealized	Unrealized	Fair
	Cost Basis	Losses	Value	Gains	Losses	Value

	(In Thousands)
U.S. Agency	$2,500	$—	$2,500	$—	$(216)	$2,284
U.S. Agency mortgage-backed securities	36,592	—	36,592	210	(1,820)	34,982
Municipal	30,754	(1)	30,753	6	(1,415)	29,344
Corporate bonds and other securities	2,500	(89)	2,411	—	(105)	2,306
Total	$72,346	$(90)	$72,256	$216	$(3,556)	$68,916

The Company sold no AFS securities during the first quarter of 2026 and 2025.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $145.4 million at March 31, 2026 and $142.7 million at December 31, 2025. In addition, the Company has pledged $3.7 million of available for sale securities as collateral for a revolving line of credit from an unrelated financial institution.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of March 31, 2026, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.7% of the par value.

Contractual maturities of securities, cost basis for available for sale and carrying value for held to maturity as well as fair market values, at March 31, 2026 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at March 31, 2026 was 46.4 months and was slightly longer than the duration at December 31, 2025 which was 45.1 months. The duration remains within our internally established guideline to not exceed 60 months which we believe was appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	March 31, 2026
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Carrying Value	Fair Value
Within 1 year	$7,761	$7,729	$2,406	$2,390
After 1 year but within 5 years	24,980	24,245	16,139	15,753
After 5 years but within 10 years	37,997	37,088	17,809	16,279
Over 10 years	125,629	116,013	41,656	39,495
Total	$196,367	$185,075	$78,010	$73,917

The following tables summarize the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2026 and December 31, 2025, aggregated by security type and length of time in a continuous loss position (in thousands):

	March 31, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$—	$—	$4,735	$(400)	$4,735	$(400)
U.S. Agency mortgage-backed securities	33,490	(428)	54,532	(9,466)	88,022	(9,894)
Municipal	6,021	(117)	5,339	(393)	11,360	(510)
Corporate bonds	10,804	(93)	18,271	(1,045)	29,075	(1,138)
Total	$50,315	$(638)	$82,877	$(11,304)	$133,192	$(11,942)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$—	$—	$4,790	$(372)	$4,790	$(372)
U.S. Agency mortgage-backed securities	9,198	(28)	60,272	(9,136)	69,470	(9,164)
Municipal	—	—	5,670	(361)	5,670	(361)
Corporate bonds	5,086	(64)	20,416	(1,148)	25,502	(1,212)
Total	$14,284	$(92)	$91,148	$(11,017)	$105,432	$(11,109)

At March 31, 2026 within the available for sale debt securities portfolio, the Company had 30 U.S. Agency mortgage-backed securities, seven municipal, and 21 corporate bonds that have been in a gross unrealized loss position for less than 12 months with depreciation of 1.3% from its amortized cost basis. Additionally, at March 31, 2026, within the available for sale debt securities portfolio, the Company had six U.S. Agency, 121 U.S. Agency mortgage-backed securities, 15 municipal, and 35 corporate bonds that have been in a gross unrealized loss position for greater than 12 months with depreciation of 12.0% from its amortized cost basis.

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

The following tables present the activity in the allowance for credit losses on available for sale debt securities by major security type for the three months ended March 31, 2026 and 2025 (in thousands).

	Three months ended March 31, 2026
	Balance at December 31, 2025	Charge-Offs	Recoveries	Provision (Recovery)	Balance at March 31, 2026
Corporate bonds	$—	$—	$—	$34	$34
Total	$—	$—	$—	$34	$34

	Three months ended March 31, 2025
	Balance at December 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at March 31, 2025
Corporate bonds	$360	$—	$—	$640	$1,000
Total	$360	$—	$—	$640	$1,000

The Company recorded a provision for credit losses on available for sale debt securities of $34,000 during the first quarter of 2026 in order to create a partial reserve for a senior debt corporate investment that was deemed to be credit impaired. The $640,000 provision for credit losses recognized during the first quarter of 2025 was the result of the establishment of a full reserve for a corporate security within the available for sale portfolio due to further credit deterioration and heightened doubts surrounding the issuer’s ability to meet its payment obligations.

The following tables present the activity in the allowance for credit losses on held to maturity debt securities by major security type for the three months ended March 31, 2026 and 2025 (in thousands).

	Three months ended March 31, 2026
	Balance at December 31, 2025	Charge-Offs	Recoveries	Provision (Recovery)	Balance at March 31, 2026
Municipal	$1	$—	$—	$—	$1
Corporate bonds and other securities	89	—	—	(7)	82
Total	$90	$—	$—	$(7)	$83

	Three months ended March 31, 2025
	Balance at December 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at March 31, 2025
Municipal	$2	$—	$—	$(1)	$1
Corporate bonds and other securities	87	—	—	8	95
Total	$89	$—	$—	$7	$96

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

Maintaining investment quality is a primary objective of the Company’s Investment Policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s or Standard & Poor’s rating of A. The Company monitors the credit ratings of its debt securities on a quarterly basis. At March 31, 2026, 2.2% of the total investment securities portfolio was rated AAA as compared to 1.7% at December 31, 2025. At March 31, 2026, 78.0% of the total investment securities portfolio was rated AA or higher compared to 76.5% at December 31, 2025. Approximately 12.9% of the total investment securities portfolio was either rated below A or unrated at March 31, 2026 as compared to 13.5% at December 31, 2025.

Specifically, the following table summarizes the amortized cost of held to maturity debt securities at March 31, 2026, aggregated by credit quality indicator (in thousands).

	March 31, 2026
	Credit Rating
	AAA/AA/A	BBB/BB/B	Unrated	Total
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	41,626	—	—	41,626
Municipal	31,465	—	—	31,465
Corporate bonds and other securities	1,000	—	1,419	2,419
Total	$76,591	$—	$1,419	$78,010

Trading Securities

The following table presents the Company’s trading securities, at estimated fair value (in thousands).

	March 31, 2026	December 31, 2025
U.S. Treasury	$3,139	$3,401
Municipal	4,025	3,852
Total	$7,164	$7,253

The following table presents the net gain (loss) on trading securities included in trading securities revenue for the three- month periods ended March 31, 2026 and 2025 (in thousands).

	Three months ended
	March 31,
	2026	2025

Net realized gain on sales	$4	$—
Net unrealized loss	(52)	—
Net loss on trading securities	(48)	—
Less: Portfolio expenses and management fees	15	—
Trading securities revenue	$(63)	$—

7.    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. As of March 31, 2026 and December 31, 2025, accrued interest receivable on loans totaled $4.3 million and $4.2 million, respectively, which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Loan origination and commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan.

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

The loan portfolio of the Company consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Commercial:
Commercial real estate (owner occupied) (1)	$85,986	$85,233
Commercial and industrial	140,686	144,325
Commercial real estate (non-owner occupied):
Retail (1)	173,662	171,530
Multi-family (1)	126,422	131,085
Other (1)	223,973	217,935
Residential mortgages (1)	168,083	169,814
Consumer	112,247	112,805
Loans, net of unearned income	$1,031,059	$1,032,727
(1)	Real estate construction loans constituted 5.6% and 5.0% of the Company’s total loans, net of unearned income as of March 31, 2026 and December 31, 2025, respectively.

Loan balances at March 31, 2026 and December 31, 2025 are net of unearned income of $477,000 and $466,000, respectively.

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

The following tables summarize the roll forward of the allowance for credit losses by loan portfolio segment for the three-month periods ended March 31, 2026 and 2025 (in thousands).

	Three months ended March 31, 2026
	Balance at	Charge-		Provision	Balance at
	December 31, 2025	Offs	Recoveries	(Recovery)	March 31, 2026
Commercial real estate (owner occupied)	$319	$—	$6	$(4)	$321
Commercial and industrial	2,987	—	2	(54)	2,935
Commercial real estate (non-owner occupied) - retail	3,248	(241)	—	279	3,286
Commercial real estate (non-owner occupied) - multi-family	1,403	—	—	(146)	1,257
Other commercial real estate (non-owner occupied)	3,725	—	7	114	3,846
Residential mortgages	296	—	16	60	372
Consumer	1,150	(13)	17	35	1,189
Total	$13,128	$(254)	$48	$284	$13,206

	Three months ended March 31, 2025
	Balance at	Charge-		Provision	Balance at
	December 31, 2024	Offs	Recoveries	(Recovery)	March 31, 2025
Commercial real estate (owner occupied)	$398	$—	$6	$(75)	$329
Commercial and industrial	2,860	—	11	8	2,879
Commercial real estate (non-owner occupied) - retail	3,695	—	—	122	3,817
Commercial real estate (non-owner occupied) - multi-family	1,478	—	—	141	1,619
Other commercial real estate (non-owner occupied)	3,451	—	3	132	3,586
Residential mortgages	839	—	1	(449)	391
Consumer	1,191	(104)	19	85	1,191
Total	$13,912	$(104)	$40	$(36)	$13,812

The Company recorded a $284,000 provision for credit losses for loans in the first quarter of 2026 as compared to a $36,000 provision for credit losses recovery in the first quarter of 2025. The increased provision for credit losses expense in 2026 reflects updates to both historical loss rates and qualitative adjustments. In addition, contraction in portfolio balances since the first quarter of 2025 contributed to the allowance for loan credit losses at March 31, 2026 being $606,000, or 4.4%, lower than the allowance for loan credit losses at March 31, 2025.

Non-performing assets from the loan portfolio, which are discussed in detail below, decreased from $8.5 million at December 31, 2025 to $8.2 million at March 31, 2026. The decrease primarily reflects the partial charge-down of a CRE loan secured by retail property. Non-performing assets from the loan portfolio were at 0.80% of total loans as of March 31, 2026. During the first three months of 2026, the Company experienced net loan charge-offs of $206,000, or 0.08% of total average loans, compared to net charge-offs of $64,000, or 0.02% of total average loans, in the first three months of 2025. In summary, the allowance for credit losses on the loan portfolio provided 165% coverage of non-performing loans and 1.28% of total loans at March 31, 2026 compared to 158% coverage of non-performing loans and 1.27% of total loans at December 31, 2025.

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

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 43% of the first quarter of 2026 general reserve represented qualitative adjustment with 57% representing quantitative reserve.

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

The following tables summarize the loan portfolio and allowance for credit losses (in thousands).

	At March 31, 2026
	Commercial real estate (owner occupied)	Commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$2,870	$2,131	$171	$—	$2,014	$204	$—	$7,390
Collectively evaluated	83,116	138,555	173,491	126,422	221,959	167,879	112,247	1,023,669
Total loans	$85,986	$140,686	$173,662	$126,422	$223,973	$168,083	$112,247	$1,031,059
Allowance for credit losses:
Specific reserve allocation	$—	$549	$—	$—	$—	$—	$—	$549
General reserve allocation	321	2,386	3,286	1,257	3,846	372	1,189	12,657
Total allowance for credit losses	$321	$2,935	$3,286	$1,257	$3,846	$372	$1,189	$13,206

	At December 31, 2025
	Commercial real estate (owner occupied)	Commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$2,875	$2,148	$415	$—	$2,034	$155	$—	$7,627
Collectively evaluated	82,358	142,177	171,115	131,085	215,901	169,659	112,805	1,025,100
Total loans	$85,233	$144,325	$171,530	$131,085	$217,935	$169,814	$112,805	$1,032,727
Allowance for credit losses:
Specific reserve allocation	$—	$558	$—	$—	$—	$—	$—	$558
General reserve allocation	319	2,429	3,248	1,403	3,725	296	1,150	12,570
Total allowance for credit losses	$319	$2,987	$3,248	$1,403	$3,725	$296	$1,150	$13,128

The following tables present the amortized cost basis of collateral-dependent loans which were individually evaluated for a specific reserve allocation in the allowance for credit losses by class of loans (in thousands).

	Collateral Type
March 31, 2026	Real Estate	Business Assets
Commercial:
Commercial real estate (owner occupied)	$2,769	$101
Commercial and industrial	1,362	72
Commercial real estate (non-owner occupied):
Retail	171	—
Other	2,014	—
Residential mortgages	204	—
Total	$6,520	$173

	Collateral Type
December 31, 2025	Real Estate	Business Assets
Commercial:
Commercial real estate (owner occupied)	$2,774	$101
Commercial and industrial	1,362	72
Commercial real estate (non-owner occupied):
Retail	415	—
Other	2,034	—
Residential mortgages	155	—
Total	$6,740	$173

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

	At March 31, 2026
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due 90 days or more still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$2,870	$—	$2,870	$—	$—	$2,870
Commercial and industrial	1,437	698	2,135	—	216	2,351
Commercial real estate (non-owner occupied) - retail	171	—	171	—	—	171
Other commercial real estate (non-owner occupied)	2,014	—	2,014	—	—	2,014
Residential mortgages	—	54	54	131	—	185
Consumer	—	631	631	—	—	631
Total	$6,492	$1,383	$7,875	$131	$216	$8,222

	At December 31, 2025
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due 90 days or more still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$2,875	$—	$2,875	$—	$—	$2,875
Commercial and industrial	1,437	714	2,151	—	216	2,367
Commercial real estate (non-owner occupied) - retail	415	—	415	—	—	415
Other commercial real estate (non-owner occupied)	2,034	—	2,034	—	—	2,034
Residential mortgages	155	51	206	10	—	216
Consumer	—	611	611	—	—	611
Total	$6,916	$1,376	$8,292	$10	$216	$8,518

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process, which dictates that, at a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $1,000,000 within a 12-month period. Generally, consumer and residential mortgage loans are included in the pass categories unless a specific action, such as bankruptcy, delinquency, or death occurs to raise awareness of a possible credit event. The Company’s commercial relationship managers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Risk ratings are assigned by the account officer, but require independent review and rating concurrence from the Company’s internal Loan Review Department. The Loan Review Department is an experienced, independent function which reports directly to the Board’s Audit Committee. The scope of commercial portfolio coverage by the Loan Review Department is defined and presented to the Audit Committee for approval on an annual basis. The approved scope of coverage for the year ending December 31, 2026 requires review of approximately 38% of the commercial loan portfolio.

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

	At March 31, 2026
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2026	2025	2024	2023	2022	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$2,076	$8,874	$10,226	$16,339	$5,823	$37,968	$705	$—	$82,011
Special Mention	—	—	—	—	—	506	223	—	729
Substandard	—	—	—	—	—	3,246	—	—	3,246
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,076	$8,874	$10,226	$16,339	$5,823	$41,720	$928	$—	$85,986
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$2,098	$23,392	$10,116	$13,937	$11,827	$27,508	$48,014	$—	$136,892
Special Mention	—	—	—	—	—	—	1,240	—	1,240
Substandard	—	—	—	—	292	698	1,166	—	2,156
Doubtful	—	—	—	—	—	398	—	—	398
Total	$2,098	$23,392	$10,116	$13,937	$12,119	$28,604	$50,420	$—	$140,686
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - retail
Pass	$4,089	$19,234	$25,693	$35,180	$13,429	$75,842	$24	$—	$173,491
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	171	—	—	—	—	171
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,089	$19,234	$25,693	$35,351	$13,429	$75,842	$24	$—	$173,662
Current period gross charge-offs	$—	$—	$—	$241	$—	$—	$—	$—	$241
Commercial real estate (non-owner occupied) - multi-family
Pass	$580	$9,740	$24,994	$29,490	$11,828	$48,802	$24	$—	$125,458
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	964	—	—	964
Doubtful	—	—	—	—	—	—	—	—	—
Total	$580	$9,740	$24,994	$29,490	$11,828	$49,766	$24	$—	$126,422
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$8,443	$23,600	$21,652	$27,003	$33,302	$95,703	$7,149	$—	$216,852
Special Mention	—	—	—	—	—	5,106	—	—	5,106
Substandard	—	—	—	—	174	1,841	—	—	2,015
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,443	$23,600	$21,652	$27,003	$33,476	$102,650	$7,149	$—	$223,973
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by risk rating
Pass	$17,286	$84,840	$92,681	$121,949	$76,209	$285,823	$55,916	$—	$734,704
Special Mention	—	—	—	—	—	5,612	1,463	—	7,075
Substandard	—	—	—	171	466	6,749	1,166	—	8,552
Doubtful	—	—	—	—	—	398	—	—	398
Total	$17,286	$84,840	$92,681	$122,120	$76,675	$298,582	$58,545	$—	$750,729
Current period gross charge-offs	$—	$—	$—	$241	$—	$—	$—	$—	$241

	At December 31, 2025
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2025	2024	2023	2022	2021	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$8,901	$10,312	$16,564	$6,050	$9,460	$29,511	$433	$—	$81,231
Special Mention	—	—	—	—	—	520	223	—	743
Substandard	—	—	—	—	2,738	521	—	—	3,259
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,901	$10,312	$16,564	$6,050	$12,198	$30,552	$656	$—	$85,233
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$22,994	$10,640	$14,643	$12,800	$5,307	$18,626	$50,490	$5,010	$140,510
Special Mention	—	—	—	—	—	—	1,240	—	1,240
Substandard	—	—	—	307	363	304	1,178	25	2,177
Doubtful	—	—	—	—	—	398	—	—	398
Total	$22,994	$10,640	$14,643	$13,107	$5,670	$19,328	$52,908	$5,035	$144,325
Current period gross charge-offs	$—	$—	$—	$200	$1,396	$178	$—	$—	$1,774
Commercial real estate (non-owner occupied) - retail
Pass	$17,984	$26,374	$35,435	$14,284	$30,707	$46,305	$26	$—	$171,115
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	415	—	—	—	—	—	415
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,984	$26,374	$35,850	$14,284	$30,707	$46,305	$26	$—	$171,530
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$9,762	$24,594	$32,750	$11,515	$15,867	$34,378	$24	$—	$128,890
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,195	—	—	2,195
Doubtful	—	—	—	—	—	—	—	—	—
Total	$9,762	$24,594	$32,750	$11,515	$15,867	$36,573	$24	$—	$131,085
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$23,090	$22,060	$27,401	$32,037	$40,743	$58,392	$6,973	$—	$210,696
Special Mention	—	—	—	—	—	5,205	—	—	5,205
Substandard	—	—	—	180	—	1,854	—	—	2,034
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,090	$22,060	$27,401	$32,217	$40,743	$65,451	$6,973	$—	$217,935
Current period gross charge-offs	$—	$—	$—	$—	$—	$3,145	$—	$—	$3,145
Total by risk rating
Pass	$82,731	$93,980	$126,793	$76,686	$102,084	$187,212	$57,946	$5,010	$732,442
Special Mention	—	—	—	—	—	5,725	1,463	—	7,188
Substandard	—	—	415	487	3,101	4,874	1,178	25	10,080
Doubtful	—	—	—	—	—	398	—	—	398
Total	$82,731	$93,980	$127,208	$77,173	$105,185	$198,209	$60,587	$5,035	$750,108
Current period gross charge-offs	$—	$—	$—	$200	$1,396	$3,323	$—	$—	$4,919

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

	At March 31, 2026
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2026	2025	2024	2023	2022	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$200	$4,860	$13,617	$14,492	$9,698	$125,031	$—	$—	$167,898
Non-performing	—	—	131	—	—	54	—	—	185
Total	$200	$4,860	$13,748	$14,492	$9,698	$125,085	$—	$—	$168,083
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$2,889	$10,650	$8,138	$7,393	$12,329	$10,280	$59,817	$120	$111,616
Non-performing	—	—	4	73	15	351	188	—	631
Total	$2,889	$10,650	$8,142	$7,466	$12,344	$10,631	$60,005	$120	$112,247
Current period gross charge-offs	$—	$1	$—	$1	$—	$11	$—	$—	$13
Total by payment performance
Performing	$3,089	$15,510	$21,755	$21,885	$22,027	$135,311	$59,817	$120	$279,514
Non-performing	—	—	135	73	15	405	188	—	816
Total	$3,089	$15,510	$21,890	$21,958	$22,042	$135,716	$60,005	$120	$280,330
Current period gross charge-offs	$—	$1	$—	$1	$—	$11	$—	$—	$13

	At December 31, 2025
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2025	2024	2023	2022	2021	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$4,377	$13,914	$15,006	$10,054	$53,478	$72,769	$—	$—	$169,598
Non-performing	—	—	—	—	155	61	—	—	216
Total	$4,377	$13,914	$15,006	$10,054	$53,633	$72,830	$—	$—	$169,814
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$11,546	$8,581	$7,999	$12,952	$5,820	$5,363	$59,823	$110	$112,194
Non-performing	—	5	75	17	—	322	192	—	611
Total	$11,546	$8,586	$8,074	$12,969	$5,820	$5,685	$60,015	$110	$112,805
Current period gross charge-offs	$1	$28	$41	$8	$1	$75	$—	$—	$154
Total by payment performance
Performing	$15,923	$22,495	$23,005	$23,006	$59,298	$78,132	$59,823	$110	$281,792
Non-performing	—	5	75	17	155	383	192	—	827
Total	$15,923	$22,500	$23,080	$23,023	$59,453	$78,515	$60,015	$110	$282,619
Current period gross charge-offs	$1	$28	$41	$8	$1	$75	$—	$—	$154

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At March 31, 2026

		30 – 59	60 – 89	90 or More
		Days	Days	Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans

	(In Thousands)
Commercial real estate (owner occupied)	$83,116	$—	$—	$—	$—	$2,870	$85,986
Commercial and industrial	138,542	9	—	—	9	2,135	140,686
Commercial real estate (non-owner occupied) - retail	173,491	—	—	—	—	171	173,662
Commercial real estate (non-owner occupied) - multi-family	126,422	—	—	—	—	—	126,422
Other commercial real estate (non-owner occupied)	221,959	—	—	—	—	2,014	223,973
Residential mortgages	166,896	931	71	131	1,133	54	168,083
Consumer	110,639	917	60	—	977	631	112,247
Total	$1,021,065	$1,857	$131	$131	$2,119	$7,875	$1,031,059

	At December 31, 2025

		30 – 59	60 – 89	90 or More
		Days	Days	Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans

	(In Thousands)
Commercial real estate (owner occupied)	$82,358	$—	$—	$—	$—	$2,875	$85,233
Commercial and industrial	141,691	455	28	—	483	2,151	144,325
Commercial real estate (non-owner occupied) - retail	171,115	—	—	—	—	415	171,530
Commercial real estate (non-owner occupied) - multi-family	131,085	—	—	—	—	—	131,085
Other commercial real estate (non-owner occupied)	215,901	—	—	—	—	2,034	217,935
Residential mortgages	168,602	926	70	10	1,006	206	169,814
Consumer	111,354	728	112	—	840	611	112,805
Total	$1,022,106	$2,109	$210	$10	$2,329	$8,292	$1,032,727

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

The following tables summarize the amortized cost basis of loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025 (in thousands).

	Three months ended March 31, 2026
	Combination - Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Commercial real estate (non-owner occupied) - retail	$171	0.10%
Total	$171

As of March 31, 2026, the modified loan described in the table above was in non-accrual status and payments were 39 days past due.

	Three months ended March 31, 2025
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Residential mortgages	$192	0.11%
Total	$192

At March 31, 2026 and 2025, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.

Three months ended March 31, 2026
Combination - Payment Delay and Term Extension
Loan Type	Financial Effect
Commercial real estate (non-owner occupied) - retail	Provided a maturity date extension of nine months and interest due of $66,828 was deferred until maturity.

Three months ended March 31, 2025
Term Extension
Loan Type	Financial Effect
Residential mortgages	Provided maturity date extension of 230 months (approximately 19 years).

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. During the first quarter of 2026, a partial charge-down of $241,000 was recorded on the modified commercial real estate (non-owner occupied) – retail loan disclosed above. The charge-down was necessary to properly align the loan balance with the value of the collateral less estimated costs to sell. The Company had no other loans which were modified to borrowers experiencing financial difficulty which subsequently defaulted during the three months ended March 31, 2026.

9.  Borrowings and Advances from Federal Home Loan Bank

Total Federal Home Loan Bank (FHLB) borrowings and advances consisted of the following (in thousands, except percentages):

	At March 31, 2026
			Weighted
Type	Maturing	Amount	Average Rate
FHLB Advances	2026	$14,050	4.31%
	2027	15,100	4.23
	2028	11,745	4.46
Total FHLB advances		$40,895	4.32%

	At December 31, 2025
			Weighted
Type	Maturing	Amount	Average Rate
FHLB Advances	2026	$17,770	4.26%
	2027	15,100	4.23
	2028	11,745	4.46
Total FHLB advances		$44,615	4.30%

The Company has the ability to purchase federal funds under lines with two correspondent banks which have an average maturity of overnight. There were no borrowings under these lines at March 31, 2026 and December 31, 2025. As a member of the FHLB, the Bank can obtain advances on a revolving line of credit (open repo plus) which are typically overnight borrowings. The rate on open repo plus advances can change daily. There were no borrowings under the FHLB open repo plus line at March 31, 2026 and December 31, 2025.

In addition to advances on the open repo plus line, the Bank can obtain short- to long-term advances from the FHLB. The rates on the FHLB advances are fixed until the maturity of the advance. All FHLB stock along with an interest in certain residential mortgage, commercial real estate, and commercial and industrial loans with an aggregate statutory value equal to the amount of the advances are pledged as collateral to the FHLB of Pittsburgh to support these borrowings and advances on the open repo plus line.

The Parent Company has a $3 million revolving line of credit with an unrelated financial institution which can be used for general corporate purposes. Amounts outstanding under the line of credit bear interest at a rate of the daily secured overnight financing rate (SOFR) plus an unadjusted spread of 250-basis points (2.50%) plus a SOFR adjustment of 10-basis points (0.10%). The line of credit expires in May 2026 and is secured by investment securities. There were no borrowings under the line at March 31, 2026 and December 31, 2025.

10.  Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31, 2026				Three months ended March 31, 2025
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(7,854)	$(94)	$599	$(7,349)	$(13,332)	$(135)	$(1,616)	$(15,083)
Other comprehensive income (loss) before reclassifications	(1,039)	20	346	(673)	2,124	(9)	—	2,115
Amounts reclassified from accumulated other comprehensive loss	—	44	—	44	—	(16)	—	(16)
Net current period other comprehensive income (loss)	(1,039)	64	346	(629)	2,124	(25)	—	2,099
Ending balance	$(8,893)	$(30)	$945	$(7,978)	$(11,208)	$(160)	$(1,616)	$(12,984)

(1) Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	March 31, 2026	March 31, 2025	statement of operations
Interest rate hedge
	$56	$(20)	Interest expense - Deposits
	(12)	4	Provision for income taxes
	$44	$(16)
Total reclassifications for the period	$44	$(16)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common equity tier 1, and tier 1 capital to risk-weighted assets (as defined) and tier 1 capital to average assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income (loss) in regulatory capital. As of March 31, 2026, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion as of such date. To be categorized as well capitalized, the Bank must maintain minimum total capital, common equity tier 1 capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table.

	At March 31, 2026
						To Be Well
					Minimum	Capitalized
					Required	Under
					For	Prompt
					Capital	Corrective
					Adequacy	Action
	Company		Bank		Purposes	Regulations*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio

	(In Thousands, Except Ratios)
Total Capital (To Risk Weighted Assets)	$155,329	13.47%	$149,523	12.98%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	115,019	9.97	135,991	11.80	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	115,019	9.97	135,991	11.80	6.00	8.00
Tier 1 Capital (To Average Assets)	115,019	7.97	135,991	9.45	4.00	5.00

	At December 31, 2025
						To Be Well
					Minimum	Capitalized
					Required	Under
					For	Prompt
					Capital	Corrective
					Adequacy	Action
	Company		Bank		Purposes	Regulations*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio

	(In Thousands, Except Ratios)
Total Capital (To Risk Weighted Assets)	$153,316	13.30%	$148,370	12.88%	8.00%	10.00%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	112,994	9.80	134,815	11.70	4.50	6.50
Tier 1 Capital (To Risk Weighted Assets)	112,994	9.80	134,815	11.70	6.00	8.00
Tier 1 Capital (To Average Assets)	112,994	7.79	134,815	9.32	4.00	5.00

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

The following table summarizes the interest rate swap transactions that impacted the Company’s first three months of 2026 and 2025 performance (in thousands, except percentages).

	At March 31, 2026
					Increase
		Aggregate	Weighted		(Decrease)
		Notional	Average Rate	Repricing	In Interest
	Hedge Type	Amount	Received/(Paid)	Frequency	Income
Swap assets	N/A	$59,471	6.01%	Monthly	$178
Swap liabilities	N/A	(59,471)	(6.01)	Monthly	(178)
Net exposure		$—	—%		$—

	At March 31, 2025
					Increase
		Aggregate	Weighted		(Decrease)
		Notional	Average Rate	Repricing	In Interest
	Hedge Type	Amount	Received/(Paid)	Frequency	Income
Swap assets	N/A	$65,800	6.68%	Monthly	$322
Swap liabilities	N/A	(65,800)	(6.68)	Monthly	(322)
Net exposure		$—	—%		$—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPAs can be found in Note 16. The notional amount of the risk participation agreements outstanding at March 31, 2026 and December 31, 2025 was $4.8 million and $4.9 million, respectively.

Interest Rate Hedges

The Company had interest rate swaps with a total notional value of $20 million and $70 million outstanding as of March 31, 2026 and 2025, respectively, in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. The hedge transactions allow the Company to add stability to interest expense and manage its exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in accumulated other comprehensive loss (within Shareholders’ Equity), net of tax, with a corresponding offset within other assets or other liabilities. Disclosures related to the fair value of the interest rate hedges can be found in Note 16. Amounts recorded in accumulated other comprehensive loss for the effective portion of changes in the fair value are subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended March 31, 2026 and 2025.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the three months ended March 31, 2026, the Company had $56,000 of losses which resulted in an increase in interest expense. This compared to $20,000 of gains during the three months ended March 31, 2025 which resulted in a decrease in interest expense. In the twelve months that follow March 31, 2026, the Company estimates that approximately $33,000 of losses will be reclassified as an increase to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates. As of March 31, 2026, the maximum remaining length of time over which forecasted transactions are hedged is approximately nine months with all hedge transactions terminating by December 2026.

The following table summarizes the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands).

	Three months ended March 31, 2026
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivatives	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$81	Interest expense - Deposits	$56
Total	$81		$56

	Three months ended March 31, 2025
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivatives	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$(32)	Interest expense - Deposits	$(20)
Total	$(32)		$(20)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, caps, and floors. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at March 31, 2026 and 2025.

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

14.  Commitments and Contingent Liabilities

At March 31, 2026, the Company had various outstanding commitments to extend credit approximating $226.1 million along with standby letters of credit of $8.8 million, compared to commitments to extend credit of $239.9 million and standby letters of credit of $8.8 million as of December 31, 2025. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision (recovery) for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded a provision for credit losses recovery on unfunded commitments for the three months ended March 31, 2026 and 2025 of $94,000 and $708,000, respectively. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $243,000 at March 31, 2026 compared to $337,000 at December 31, 2025.

Additionally, the Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities and corporate bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 4% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension benefit for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
COMPONENTS OF NET PERIODIC PENSION BENEFIT:
Service cost	$159	$187
Interest cost	339	366
Expected return on plan assets	(1,075)	(1,040)
Net periodic pension benefit	$(577)	$(487)

The service cost component of net periodic pension benefit is included in salaries and employee benefits and all other components of net periodic pension benefit are included in other expense on the Consolidated Statements of Operations.

The accrued pension obligation, which had a positive (debit) balance of $37.1 million and $36.1 million, was reclassified to other assets on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. The balance of the accrued pension obligation continues to be a positive value as a result of the strong returns on plan assets and the revaluation of the obligation.

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

Equity Securities Without Readily Determinable Fair Values

The Company has entered into a Registration Rights Agreement with a borrower who, upon emergence from bankruptcy, issued ordinary shares in satisfaction of debt previously contracted. The shares are not listed on any stock exchange. Since the shares do not have a readily determinable fair value, they are carried at cost and evaluated for impairment by management. In addition, if management identifies an observable price change in an orderly transaction for an identical or similar investment of the same issuer, the fair value of the equity securities will be measured and adjusted. At March 31, 2026 and December 31, 2025, the carrying value of these equity securities was $600,000 which is included in other assets on the Consolidated Balance Sheets. There were no adjustments to the carrying value of equity securities without readily determinable fair values during the three months ended March 31, 2026 and 2025.

Additionally, the Company received shares of restricted common stock due to the spin-off of a portion of the issuer’s business. The shares cannot be sold or transferred and are not listed on any stock exchange. The restricted shares have no carrying value on the Company’s Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

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

The following tables present the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of March 31, 2026 and December 31, 2025, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at March 31, 2026
	Total	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Agency	$4,735	$—	$4,735	$—
U.S. Agency mortgage-backed securities	115,608	—	115,608	—
Municipal	14,589	—	14,589	—
Corporate bonds	50,143	—	50,143	—
Trading securities:
U.S. Treasury	3,139	—	3,139	—
Municipal	4,025	—	4,025	—
Interest rate swap asset (1)	2,812	—	2,812	—
Interest rate swap liability (2)	(2,843)	—	(2,843)	—
Interest rate hedge (2)	(37)	—	(37)	—
Risk participation agreement (2)	(255)	—	(255)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Equity securities (1)	$183	$183	$—	$—
Available for sale securities:
U.S. Agency	4,790	—	4,790	—
U.S. Agency mortgage-backed securities	110,856	—	110,856	—
Municipal	9,934	—	9,934	—
Corporate bonds	50,648	—	50,648	—
Trading securities:
U.S. Treasury	3,401	—	3,401	—
Municipal	3,852	—	3,852	—
Interest rate swap asset (1)	2,614	—	2,614	—
Interest rate swap liability (2)	(2,639)	—	(2,639)	—
Interest rate hedge (2)	(118)	—	(118)	—
Risk participation agreement (2)	(303)	—	(303)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At March 31, 2026 and December 31, 2025, the Company had no individually evaluated loans using the collateral method which were carried at fair value.

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

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
March 31, 2026	Total	Level 1	Level 2	Level 3
Other real estate owned and repossessed assets	$216	$—	$—	$216

	Fair Value Measurements
December 31, 2025	Total	Level 1	Level 2	Level 3
Other real estate owned and repossessed assets	$216	$—	$—	$216

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
March 31, 2026	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$216	Appraisal of collateral (1)	Appraisal adjustments (2)	29% to 59% (45%)
			Liquidation expenses	0% to 30% (12%)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2025	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$216	Appraisal of collateral (1)	Appraisal adjustments (2)	29% to 59% (45%)
			Liquidation expenses	0% to 30% (11%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on US GAAP measurements and recorded carrying values at March 31, 2026 and December 31, 2025 for the remaining financial instruments not required to be reported at fair value were as follows:

	March 31, 2026
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$78,010	$73,917	$—	$72,929	$988
Loans held for sale	423	429	429	—	—
Loans, net of allowance for credit losses and unearned income	1,017,853	1,004,911	—	—	1,004,911
FINANCIAL LIABILITIES:
Deposits with stated maturities	374,938	375,125	—	—	375,125
All other borrowings (1)	67,673	67,250	—	—	67,250
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

	December 31, 2025
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$72,256	$68,916	$—	$67,936	$980
Loans held for sale	241	244	244	—	—
Loans, net of allowance for credit losses and unearned income	1,019,599	1,010,336	—	—	1,010,336
FINANCIAL LIABILITIES:
Deposits with stated maturities	377,747	377,938	—	—	377,938
All other borrowings (1)	71,382	71,382	—	—	71,382
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

THREE MONTHS ENDED MARCH 31, 2026 VS. THREE MONTHS ENDED MARCH 31, 2025

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Net income	$1,794	$1,908
Diluted earnings per share	0.11	0.12
Return on average assets (annualized)	0.50%	0.54%
Return on average equity (annualized)	6.03%	7.12%

The Company reported first quarter 2026 net income of $1,794,000, or $0.11 per diluted common share. This performance represented a $114,000, or 6.0%, decrease from the first quarter of 2025 when net income totaled $1,908,000, or $0.12 per diluted common share. Despite the lower level of net income, the Company achieved positive operating leverage in the first quarter of 2026 as total revenue increased at a faster rate than total non-interest expense. The increase in total revenue was the result of meaningful improvement in net interest income due to effective balance sheet management. Specifically, the net interest margin increased by 25-basis points from the first quarter of 2025 leading to an $897,000 increase in net interest income. Overall, the improvement in net interest income was more than offset by higher total non-interest expense, the higher provision for credit losses, and the lower level of non-interest income resulting in the unfavorable earnings performance comparison between quarters.

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

The following table compares the Company’s net interest income performance for the first quarter of 2026 to the first quarter of 2025 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	March 31, 2026	March 31, 2025	Change	% Change
Interest income	$17,502	$17,022	$480	2.8%
Interest expense	6,674	7,091	(417)	(5.9)
Net interest income	$10,828	$9,931	$897	9.0
Net interest margin	3.26%	3.01%	0.25%	8.3

The Company's net interest income in the first quarter of 2026 increased by $897,000, or 9.0%, from the prior year's first quarter while the net interest margin of 3.26% for the first quarter of 2026 represented a 25-basis point improvement from the first quarter of 2025. The increase reflects controlled balance sheet growth, as both total earning assets and total deposits were at higher average levels due to the Company’s effective balance sheet management and business development strategies. This, combined with effective pricing strategies, resulted in both the total earning asset yield and cost of interest-bearing funds improving between years. The Federal Reserve’s action to lower short-term interest rates during the final four months of 2025 favorably impacted total interest-bearing deposits and borrowings costs. In addition, while the U.S. Treasury yield curve was relatively flat on the short end, yields in the mid to long end of the curve were higher and demonstrated a steeper upward slope which favorably impacted earning asset yields. Management believes that the net interest margin will continue to improve throughout 2026 given the Company’s effective execution of strategy.

Total average loans in the first quarter of 2026 declined from the 2025 first quarter average by $37.5 million, or 3.5%, due to increased loan payoff activity, particularly from the commercial real estate (CRE) portfolio, during the second half of 2025 and exceeded loan originations. Total loans continue to be above the $1.0 billion threshold, averaging $1.027 billion for the first quarter of 2026. Total loan interest income declined in the first quarter of 2026 compared to last year’s first quarter as the lower average loan balance more than offset the more favorable interest rate environment in 2026, and a portion of CRE loans, that were booked during the COVID pandemic when interest rates were low, have been repricing upward during the first quarter of 2026. Total loan interest income decreased by $102,000, or 0.7%, when compared to the first quarter of 2025.

Investment securities, including the available for sale, held to maturity, and trading portfolios, averaged $278.8 million for the first quarter of 2026, which was $32.1 million, or 13.0%, higher than the $246.7 million average for the first quarter of last year. Additionally, overnight short-term investments were higher by $17.0 million in the first quarter of 2026. These increases reflect the higher level of loan prepayment activity as well as the strengthening of the Company’s liquidity position throughout 2025 and the first quarter of 2026 due to deposit growth. Therefore, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases more attractive. New investment security purchases were also necessary to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to public funds deposits. The increased level of average investment securities along with improved yields for new securities purchased caused interest income from investment securities to increase by $438,000, or 18.3%, for the first quarter of 2026 compared to the same period in 2025. Overall, the average balance of total interest earning assets increased from last year’s first quarter average by $11.7 million, or 0.9%, while total interest income increased by $480,000, or 2.8%, from the first quarter of 2025.

On the liability side of the balance sheet, total average deposits of $1.242 billion for the first quarter of 2026 were $24.5 million, or 2.0%, higher than the 2025 first quarter average. The increase reflects the Company’s successful business development efforts. Additionally, the Company’s core deposit base continued to demonstrate the strength and stability that it has for many years due to customer loyalty and confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source. The loan to deposit ratio averaged 82.7% in the first quarter of 2026, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility.

Total interest expense in the first quarter of 2026 decreased favorably by $417,000, or 5.9%, when compared to the first quarter of 2025. Deposit interest expense decreased by $205,000, or 3.3%, despite total average interest-bearing deposits growing by $39.2 million, or 3.8%, compared to the first quarter of last year. The decrease in deposit interest expense reflects management’s effective deposit pricing strategies along with the benefit of the Federal Reserve easing monetary policy during the final four months of 2025. This reduction in interest-bearing deposit costs contributed to the previously mentioned improvement in the net interest margin. Overall, total deposit cost (including the benefit of non-interest-bearing demand deposits) averaged 1.93% in the first quarter of 2026, which was an 11-basis point improvement from the first quarter of 2025.

Total borrowings interest expense decreased by $212,000, or 21.9%, for the first quarter of 2026 when compared to the first quarter of 2025. The Company’s average utilization of overnight borrowed funds in the first quarter of 2026 was lower than the 2025 first quarter average level by $5.6 million, or 86.7%, due to the higher level of total average deposits. Also, management elected not to replace the majority of maturing Federal Home Loan Bank (FHLB) term advances during the full year of 2025 and did not replace any during the first quarter of 2026 due to the strength of the Company’s liquidity position. Therefore, advances from the FHLB averaged $42.7 million for the first quarter of 2026, which was $12.2 million, or 22.2%, lower than the $54.9 million average for the 2025 first quarter. The decrease in borrowings interest expense also reflects the Federal Reserve’s 2025 action to ease monetary policy by 75-basis points which had an immediate and favorable impact on the cost of overnight borrowed funds.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three-month periods ended March 31, 2026 and 2025 setting forth (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans, municipal securities, and trading securities for the three months ended March 31, 2026 and 2025 was $48,000 and $7,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended March 31 (In thousands, except percentages)

	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,027,165	$14,445	5.64%	$1,064,629	$14,515	5.46%
Short-term investments and bank deposits	28,846	258	3.58	11,828	114	3.84
Investment securities – AFS	195,469	2,013	4.12	182,488	1,810	3.97
Investment securities – HTM	76,095	763	4.01	64,194	590	3.68
Total investment securities	271,564	2,776	4.09	246,682	2,400	3.89
Trading securities	7,240	71	3.90	—	—	—
Total interest earning assets/interest income	1,334,815	17,550	5.30	1,323,139	17,029	5.20
Non-interest earning assets:
Cash and due from banks	13,975			15,769
Premises and equipment	17,399			17,999
Other assets	94,898			89,087
Allowance for credit losses	(13,437)			(14,480)
TOTAL ASSETS	$1,447,650			$1,431,514
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$323,978	$1,459	1.83%	$341,608	$1,852	2.20%
Savings	124,044	30	0.10	121,122	29	0.10
Money markets	250,933	1,229	1.99	237,760	1,188	2.03
Time deposits	377,195	3,201	3.44	336,504	3,055	3.68
Total interest bearing deposits	1,076,150	5,919	2.23	1,036,994	6,124	2.40
Short-term borrowings	851	9	4.23	6,421	76	4.73
Advances from Federal Home Loan Bank	42,700	459	4.30	54,906	602	4.39
Subordinated debt	27,000	263	3.90	27,000	263	3.90
Lease liabilities	3,869	24	2.47	4,207	26	2.45
Total interest bearing liabilities/interest expense	1,150,570	6,674	2.35	1,129,528	7,091	2.54
Non-interest bearing liabilities:
Demand deposits	166,099			180,788
Other liabilities	10,305			12,492
Shareholders’ equity	120,676			108,706
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,447,650			$1,431,514
Interest rate spread			2.95			2.66
Net interest income/ Net interest margin (non-GAAP)		10,876	3.26%		9,938	3.01%
Tax-equivalent adjustment		(48)			(7)
Net Interest Income (GAAP)		$10,828			$9,931

…..PROVISION FOR CREDIT LOSSES…..The Company recorded a $217,000 provision for credit losses in the first quarter of 2026 after recording a provision recovery of $97,000 in the first quarter of 2025, resulting in an increase in expense of $314,000. The provision for credit losses in the first quarter of 2026 reflected a $284,000 provision for credit losses on loans resulting from updates to both historical loss rates and qualitative adjustments. In addition, $27,000 of provision expense was recognized for the investment securities portfolio primarily related to the creation of a partial reserve for a senior debt corporate bond within the available for sale portfolio. Both of these items were partially offset by a $94,000 provision recovery for unfunded commitments due to a decline in outstanding loan commitments.

…..NON-INTEREST INCOME…..Non-interest income for the first quarter of 2026 totaled $4.0 million and decreased by $154,000, or 3.7%, from the first quarter of 2025 performance. Factors contributing to the lower level of non-interest income for the quarter included:

●	a $110,000, or 15.9%, decrease in other income after a net gain was recognized from two separate sales in the first quarter of 2025 of a Bank branch office and an OREO property. There was no such sale activity in the first quarter of 2026;
●	the Company recognized a $63,000 loss on trading securities from a $7.2 million trading account that did not exist in the first quarter of 2025; and
●	wealth management fees were relatively consistent between periods, decreasing by $4,000, or 0.1%. Overall, the fair market value of wealth management assets totaled $2.6 billion at March 31, 2026 and decreased by $68.0 million, or 2.5%, since December 31, 2025.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first quarter of 2026 totaled $12.4 million and increased by $595,000, or 5.1%, from the prior year’s first quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	a $480,000, or 70.1%, increase in professional fees due to additional expenses related to the expanded consulting relationship with SB Value Partners. Details of this amended and restated consulting agreement were provided in the Company’s Current Report on Form 8-K filed on January 7, 2026. Also contributing to the increase in professional fees were higher costs for recruitment and outside professional services;
●	a $74,000, or 12.1%, increase in other expense due primarily to the recognition of workout expenses related to a loan relationship secured by an owner-occupied CRE property; and
●	a $30,000, or 12.5%, decrease in FDIC deposit insurance expense due to a reduction in the assessment rate which more than offset an increase in the asset assessment base.

…..INCOME TAX EXPENSE…..The Company recorded income tax expense of $426,000, or an effective tax rate of 19.2%, in the first quarter of 2026. This compares to income tax expense of $478,000, or an effective tax rate of 20.0%, for the first quarter of 2025.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.5 billion at March 31, 2026, which increased by $18.8 million, or 1.3%, from the December 31, 2025 asset level. This change was related primarily to higher levels of cash and cash equivalents, investment securities, and other assets. Investment securities, including held to maturity, available for sale and trading, increased by $14.5 million, or 5.7%, as the Company’s liquidity position strengthened during the first three months of 2026 allowing more funds to be available to invest in the securities portfolio. The increased liquidity also resulted in cash and cash equivalents increasing by $3.2 million, or 6.3%. Other assets increased $2.3 million, or 5.1%, due to changes in the accrued pension obligation and prepaid expenses.

Total deposits increased by $21.8 million, or 1.7%, in the first three months of 2026. Management believes this demonstrates customer confidence as well as the strength and loyalty of the Company’s core deposit base. As of March 31, 2026, the 25 largest depositors represented 28.7% of total deposits, which increased slightly from December 31, 2025 when it was 28.5%. As of March 31, 2026 and December 31, 2025, the estimated amount of uninsured deposits was $495.1 million and $476.2 million, respectively. The estimate of uninsured deposits was done at the single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 60% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized by investment securities or FHLB letters of credit to protect these depositor funds. FHLB term advances were reduced by $3.7 million, or 8.3%, since year-end 2025 as a result of the higher level of deposits.

The Company’s total shareholders’ equity increased by $1.4 million, or 1.2%, during the first quarter of 2026. The increase in capital was the result of the Company’s earnings performance during the first three months of 2026 more than offsetting its common stock dividend payment to shareholders along with the positive impact on accumulated other comprehensive loss from the revaluation of the pension obligation. In addition, capital was increased as a result of the issuance of common stock under the amended and restated consulting agreement with SB Value Partners (as disclosed in the Company’s Current Report on Form 8-K filed on January 6, 2026). These increases were partially offset by the decline in the market value of the available for sale investment securities portfolio which had an unfavorable impact on accumulated other comprehensive loss.

The Bank continues to be considered well capitalized for regulatory purposes with a total risk based capital ratio of 12.98% and an asset leverage ratio of 9.45% at March 31, 2026. See the discussion of the Basel III capital requirements under the Capital Resources section below. As of March 31, 2026, the Company’s book value per common share was $7.12 and its tangible book value per common share was $6.31(1). In addition, the Company’s equity to asset ratio was 8.20% and its tangible common equity to tangible assets ratio was 7.34%(1) at March 31, 2026. The tangible common equity ratio remained unchanged from December 31, 2025.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing loans, and classified loans (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2026	2025	2025
Total accruing loan delinquency	$2,119	$2,329	$6,003
Total non-accrual loans	7,875	8,292	13,662
Total non-performing loans(1)	8,006	8,302	13,674
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.21%	0.23%	0.57%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.76	0.80	1.29
Non-performing loans, as a percentage of total loans, net of unearned income(1)	0.78	0.80	1.29
Non-performing loans as a percentage of total assets(1)	0.54	0.57	0.96
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.08	0.46	0.02
Annualized provision (recovery) for credit losses - loans	0.11	0.39	(0.01)
Total classified loans (loans rated substandard or doubtful)(2)	$9,766	$11,305	$23,154
(1)	Non-performing loans are comprised of loans that are on a non-accrual basis and loans that are contractually past due 90 days or more as to interest and principal payments.
(2)	Total classified loans include non-performing residential mortgage and consumer loans.

The slight decrease in accruing loan delinquency since year-end 2025 was attributable to a lower level of delinquency within the commercial & industrial loan class which was partially offset by an increase in residential mortgage and consumer loan delinquency. Non-performing loans decreased from $8.3 million at December 31, 2025 to $8.0 million at March 31, 2026 due to the partial charge-down of a non-accrual CRE loan secured by retail property. Risk rating upgrade activity and, to a lesser extent, the aforementioned charge-down contributed to the decrease in classified loans. Specifically, classified loans decreased $1.5 million, or 13.6%, from December 31, 2025 and totaled $9.8 million at March 31, 2026.

Non-performing loans represented 0.78% of total loans as of March 31, 2026. The Company recognized net loan charge-offs of $206,000, or 0.08% of total average loans, in the first quarter of 2026 compared to net loan charge-offs of $64,000, or 0.02% of total average loans, in the first quarter of 2025.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of March 31, 2026, the 25 largest credits represented 25.8% of total loans outstanding, which increased from December 31, 2025 when it was 24.6%.

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

There is a particular regulatory emphasis on ensuring that a subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which for the Bank stood at 352% as of March 31, 2026. It should be noted that this ratio remained unchanged from December 31, 2025 due to the growth of the outstanding balance of non-owner occupied commercial real estate loans offsetting the growth in total regulatory capital during the first three months of 2026. Further, non-owner occupied commercial real estate loans represented 50.8% and 50.4% of total loans as of March 31, 2026 and December 31, 2025, respectively.

The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. The following table presents the Company’s non-owner occupied commercial real estate loan portfolio by property type.

	March 31, 2026
	Commercial	Commercial
	Real Estate	Real Estate	Other Commercial
	(Non-Owner Occupied) -	(Non-Owner Occupied) -	Real Estate
	Retail	Multi-Family	(Non-Owner Occupied)	Total

	(In thousands)
1-4 unit residential	$—	$—	$23,851	$23,851
Multi-family	—	110,280	—	110,280
Mixed use - apartments & retail/office	—	16,142	—	16,142
Retail strip plaza	62,731	—	—	62,731
Mall	3,125	—	—	3,125
Major shopping center with anchor tenants	30,004	—	—	30,004
Commercial office - urban	—	—	14,852	14,852
Commercial office - suburban	—	—	19,025	19,025
Hotel/motel	—	—	35,546	35,546
Retail/service shops	77,802	—	—	77,802
Personal care/hospital/medical office	—	—	24,369	24,369
Manufacturing/warehouse	—	—	87,022	87,022
Other	—	—	1,029	1,029
Land acquisition and development	—	—	18,279	18,279
Total	$173,662	$126,422	$223,973	$524,057

…..ALLOWANCE FOR CREDIT LOSSES…..The following table sets forth the allowance for credit losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2026	2025	2025
Allowance for credit losses - loans	$13,206	$13,128	$13,812
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.28%	1.27%	1.30%
total non-accrual loans	167.70	158.32	101.10
total non-performing loans	164.95	158.13	101.01
Allowance for credit losses - securities	$117	$90	$1,096
Allowance for credit losses - unfunded loan commitments	243	337	257

The allowance for loan credit losses increased since December 31, 2025 by $78,000, or 0.6%, to $13.2 million at March 31, 2026. Despite the slight contraction in loan balances since year-end 2025, the allowance balance grew as a result of updates to both the historical loss rates and qualitative adjustments. Overall, the Company continues to maintain solid coverage of total loans as the allowance for loan credit losses provided 1.28% coverage of total loans at March 31, 2026. Additionally, at March 31, 2026, the allowance for loan credit losses provided 165% coverage of non-performing loans.

The allowance for credit losses on the investment securities portfolio was comprised of $34,000 on AFS securities and $83,000 on held to maturity securities as of March 31, 2026. This compares to no reserve on available for sale securities and $90,000 on held to maturity securities as of December 31, 2025. The increase in the reserve on AFS securities reflects a partial reserve established for a senior debt corporate bond that was deemed to be credit impaired during the first quarter of 2026. The decrease in the allowance for credit losses on unfunded commitments since year-end 2025 resulted primarily from a decline in outstanding loan commitments.

…..LIQUIDITY…..The Company’s liquidity position continued to strengthen during the first three months of 2026 due to loan prepayment activity as well as deposit growth. Specifically, total average deposits were $24.5 million, or 2.0%, higher when compared to the 2025 first quarter average. The increase reflects the Company’s successful business development efforts. The Company’s core deposit base continued to demonstrate the strength and stability that it has had for many years. As of March 31, 2026, total deposits grew by $21.8 million, or 1.7%, since December 31, 2025, demonstrating customer loyalty and confidence in AmeriServ Financial Bank. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not utilize brokered deposits as a funding source. Overall, deposit volumes continue to remain at a high level. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities can also be used to help fund loan growth.

Further demonstrating the strength of the Company’s liquidity position, average short-term investments grew in the first three months of 2026 compared to the first three months of last year, increasing by $17.0 million. Advances from the FHLB averaged $42.7 million in the first quarter of 2026 which was $12.2 million, or 22.2%, lower than the $54.9 million average in the first quarter of 2025. Management continues to monitor the changing economic conditions and adjust pricing strategies accordingly which largely determines customer behavior and the level of total deposits as well as shifts within the total deposit mix. Also, diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. The Company’s utilization of overnight borrowed funds in the first quarter of 2026 was lower than the 2025 first quarter level. Total short-term borrowings averaged $851,000 for the first three months of 2026 after averaging $6.4 million for the first three months of 2025. Loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. Due to the Company’s strengthened liquidity position, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases so far in 2026 more attractive. In addition, loan pipelines are currently at a typical level. Total average loans in the first quarter of 2026 were lower than the 2025 first quarter average by $37.5 million, or 3.5%. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 82.7% in the first quarter of 2026, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility. We are also strongly positioned to service the existing loan pipeline and grow the loan to deposit ratio while remaining within the guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents increased by $3.2 million from December 31, 2025, to $54.1 million at March 31, 2026, due to $17.6 million of net cash provided by financing activities and $356,000 of net cash provided by operating activities which more than offset $14.7 million of net cash used in investing activities. Within investing activities, cash advanced for new loans originated totaled $32.7 million while cash received from loan principal payments was $34.2 million leading to a net decrease in loans of $1.5 million. Additionally, investment security purchases exceeded maturities resulting in a net increase in securities of $15.9 million. Within financing activities, total borrowings on advances from FHLB decreased by $3.7 million while total deposits increased by $21.8 million.

The holding company had $5.6 million of cash, short-term investments, and investment securities at March 31, 2026, which represented a $167,000 increase in the holding company’s cash position since December 31, 2025. Dividend payments from our subsidiary provide ongoing cash to the holding company. At March 31, 2026, our subsidiary Bank had $8.7 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Additionally, the holding company has a $3 million line of credit with an unrelated financial institution which can be used for general corporate purposes. There were no borrowings under the line at March 31, 2026. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payments on its common stock.

Financial institutions must maintain liquidity to meet the day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $54.1 million and $50.9 million at March 31, 2026 and December 31, 2025, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At March 31, 2026, the Company had $288 million of overnight borrowing availability at the FHLB, $45 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The Bank exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The Bank’s common equity tier 1 capital ratio was 11.80%, the tier 1 capital ratio was 11.80%, and the total capital ratio was 12.98% at March 31, 2026. The Bank’s tier 1 leverage ratio was 9.45% at March 31, 2026. We anticipate that we will maintain our strong capital ratios throughout the remainder of 2026.

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

Our focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.03 per quarter. The Company had a book value of $7.12 per common share and a tangible book value of $6.31(1) per common share on March 31, 2026. In addition, our common equity ratio was 8.20% and our tangible common equity ratio was 7.34%(1). At March 31, 2026, the Company had approximately 17.0 million common shares outstanding.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200 bp increase	(1.6)%	8.5%
100 bp increase	(0.7)	4.9
100 bp decrease	(0.1)	(7.4)
200 bp decrease	(1.4)	(18.6)

The Company believes that its overall interest rate risk position is well controlled. The fed funds rate was unchanged from year-end 2025 as the Federal Reserve has not taken further action to change interest rates so far in 2026. As of March 31, 2026, the fed funds rate was at a targeted range of 3.50% to 3.75%.

The variability of net interest income was slightly negative in the upward rate scenarios as the Company was marginally more exposed to liabilities repricing upward to a greater extent than assets. Specifically, the cost of funds was immediately impacted when short-term national interest rates increase because certain deposit products and overnight borrowed funds move with the market. This was partially offset by the Company’s investment securities portfolio and the scheduled repricing of loans tied to an index, such as SOFR or prime. In addition, the Company has effectively utilized interest rate swaps and hedges for interest rate risk management purposes. The interest rate swaps allow our customers to lock in fixed interest rates while the Company retains the benefit of interest rates moving with the market. The interest rate hedges fix the cost of certain deposits that are indexed and move with short-term interest rates which reduces the Company’s negative variability of net interest income in a rising interest rate environment. Regarding interest bearing liabilities, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner and control the amount of overnight borrowed funds. The variability of net interest income is negative in the downward rate scenarios as the Company has more exposure to assets repricing downward to a greater extent than liabilities.

The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk. The Company had various outstanding commitments to extend credit approximating $226.1 million and standby letters of credit of $8.8 million as of March 31, 2026. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at March 31, 2026 and December 31, 2025 (in thousands, except share and ratio data):

	March 31,	December 31,
	2026	2025
Total shareholders’ equity	$120,703	$119,312
Less: Intangible assets	13,662	13,667
Tangible common equity	107,041	105,645
Total assets	1,472,654	1,453,813
Less: Intangible assets	13,662	13,667
Tangible assets	1,458,992	1,440,146
Tangible common equity ratio (non-GAAP)	7.34%	7.34%
Total shares outstanding	16,964,267	16,522,267
Tangible book value per share (non-GAAP)	$6.31	$6.39

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2026 are effective.

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

Item 1A. Risk Factors

Not applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation as amended through August 22, 2024 (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 26, 2024).
3.2	Bylaws, as amended and restated on September 19, 2024 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 23, 2024).
10.1

Amended and Restated Consulting Agreement, dated January 6, 2026, between AmeriServ Financial, Inc. and SB Value Partners, L.P. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2026).

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
101

Includes the following financial and related information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: May 14, 2026	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President and Chief Executive Officer

Date: May 14, 2026	/s/ Michael D. Lynch
Michael D. Lynch
Executive Vice President and Chief Financial Officer