Form 10-Q
period 2026-06-30
AMERISERV FINANCIAL INC /PA/
filed 2026-08-14
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2026
Common Stock, par value $0.01	16,979,267

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and due from depository institutions	$13,857	$11,473
Interest bearing deposits and short-term investments	14,188	39,418
Cash and cash equivalents	28,045	50,891
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $30 on June 30, 2026)	204,900	176,228
Held to maturity (fair value $81,712 on June 30, 2026 and $68,916 on December 31, 2025; allowance for credit losses $67 on June 30, 2026 and $90 on December 31, 2025)	85,736	72,256
Trading securities	8,588	7,253
Loans held for sale	760	241
Loans (net of unearned income $404 on June 30, 2026 and $466 on December 31, 2025)	1,015,014	1,032,727
Less: Allowance for credit losses	12,896	13,128
Net loans	1,002,118	1,019,599
Premises and equipment:
Operating lease right-of-use asset	1,299	1,395
Financing lease right-of-use asset	1,994	2,106
Other premises and equipment, net	13,877	13,929
Accrued interest income receivable	5,981	5,557
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	47	56
Bank owned life insurance	39,680	39,308
Federal Home Loan Bank stock	3,642	3,785
Federal Reserve Bank stock	2,161	2,161
Other real estate owned and repossessed assets	142	216
Other assets	49,562	45,221
TOTAL ASSETS	$1,462,143	$1,453,813
LIABILITIES
Non-interest bearing deposits	$165,484	$159,198
Interest bearing deposits	1,095,843	1,088,930
Total deposits	1,261,327	1,248,128
Advances from Federal Home Loan Bank	36,195	44,615
Operating lease liabilities	1,332	1,426
Financing lease liabilities	2,403	2,501
Subordinated debt	26,788	26,767
Total borrowed funds	66,718	75,309
Net deferred tax liability	2,127	1,636
Other liabilities	8,887	9,428
TOTAL LIABILITIES	1,339,059	1,334,501
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 27,221,089 shares issued and 16,964,267 shares outstanding on June 30, 2026 and 26,779,089 shares issued, 216,500 shares issuable, and 16,522,267 shares outstanding on December 31, 2025	272	270
Treasury stock at cost, 10,256,822 shares on June 30, 2026 and December 31, 2025	(84,791)	(84,791)
Capital surplus	147,802	147,070
Retained earnings	67,626	64,112
Accumulated other comprehensive loss	(7,825)	(7,349)
TOTAL SHAREHOLDERS' EQUITY	123,084	119,312
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,462,143	$1,453,813

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$14,601	$14,932	$29,007	$29,440
Interest bearing deposits and short-term investments	292	175	550	289
Investment securities:
Available for sale	2,270	1,876	4,283	3,686
Held to maturity	876	665	1,639	1,255
Trading securities	60	41	122	41
Total Interest Income	18,099	17,689	35,601	34,711
INTEREST EXPENSE
Deposits	6,064	6,408	11,983	12,532
Short-term borrowings	3	43	12	119
Advances from Federal Home Loan Bank	409	555	868	1,157
Financing lease liabilities	23	25	47	51
Subordinated debt	264	264	527	527
Total Interest Expense	6,763	7,295	13,437	14,386
Net Interest Income	11,336	10,394	22,164	20,325
(Recovery) provision for credit losses	(294)	3,133	(77)	3,036
Net Interest Income after (Recovery) Provision for Credit Losses	11,630	7,261	22,241	17,289
NON-INTEREST INCOME
Wealth management fees	3,094	2,782	5,954	5,646
Service charges on deposit accounts	275	301	577	607
Mortgage banking revenue	59	58	109	86
Trading securities revenue (loss)	60	35	(3)	35
Bank owned life insurance	362	244	600	508
Other income	717	676	1,297	1,335
Total Non-Interest Income	4,567	4,096	8,534	8,217
NON-INTEREST EXPENSE
Salaries and employee benefits	7,412	7,076	14,637	14,299
Net occupancy expense	789	746	1,632	1,587
Equipment expense	435	404	843	794
Professional fees	1,423	903	2,588	1,588
Data processing and IT expense	1,230	1,153	2,497	2,405
Supplies, postage and freight	184	172	376	346
Miscellaneous taxes and insurance	397	364	761	712
Federal deposit insurance expense	196	240	406	480
Other expense	732	651	1,416	1,261
Total Non-Interest Expense	12,798	11,709	25,156	23,472

PRETAX INCOME (LOSS)	3,399	(352)	5,619	2,034
Provision (credit) for income taxes	661	(70)	1,087	408
NET INCOME (LOSS)	$2,738	$(282)	$4,532	$1,626
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$0.16	$(0.02)	$0.27	$0.10
Average number of shares outstanding	16,964,267	16,519,267	16,945,963	16,519,267
Diluted:
Net income (loss)	$0.16	$(0.02)	$0.27	$0.10
Average number of shares outstanding	16,965,554	16,519,267	16,946,940	16,519,267

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
COMPREHENSIVE INCOME
Net income (loss)	$2,738	$(282)	$4,532	$1,626
Other comprehensive income (loss)
Pension obligation change for defined benefit plan	—	—	438	—
Income tax effect	—	—	(92)	—
Unrealized holding gains (losses) on available for sale securities arising during period	174	1,141	(1,141)	3,829
Income tax effect	(37)	(240)	239	(804)
Fair value change for interest rate hedge	5	72	30	61
Income tax effect	(1)	(15)	(6)	(13)
Reclassification adjustment for increase (reduction) of interest expense related to interest rate hedge	15	(24)	71	(44)
Income tax effect	(3)	5	(15)	9
Other comprehensive income (loss)	153	939	(476)	3,038
COMPREHENSIVE INCOME	$2,891	$657	$4,056	$4,664

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30, 2026
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2026	$272	$(84,791)	$147,802	$65,398	$(7,978)	$120,703
Net income	—	—	—	2,738	—	2,738
Other comprehensive income	—	—	—	—	153	153
Cash dividend declared on common stock ($0.03 per share)	—	—	—	(510)	—	(510)
Balance at June 30, 2026	$272	$(84,791)	$147,802	$67,626	$(7,825)	$123,084

	Three months ended June 30, 2025
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2025	$268	$(84,791)	$146,372	$61,894	$(12,984)	$110,759
Net loss	—	—	—	(282)	—	(282)
Other comprehensive income	—	—	—	—	939	939
Cash dividend declared on common stock ($0.03 per share)	—	—	—	(495)	—	(495)
Balance at June 30, 2025	$268	$(84,791)	$146,372	$61,117	$(12,045)	$110,921

	Six months ended June 30, 2026
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2025	$270	$(84,791)	$147,070	$64,112	$(7,349)	$119,312
Net income	—	—	—	4,532	—	4,532
Common stock issued for exercise of stock options (9,000 shares)	—	—	27	—	—	27
Common stock issued (433,000 shares)	2	—	705	—	—	707
Other comprehensive loss	—	—	—	—	(476)	(476)
Cash dividend declared on common stock ($0.06 per share)	—	—	—	(1,018)	—	(1,018)
Balance at June 30, 2026	$272	$(84,791)	$147,802	$67,626	$(7,825)	$123,084

	Six months ended June 30, 2025
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	$268	$(84,791)	$146,372	$60,482	$(15,083)	$107,248
Net income	—	—	—	1,626	—	1,626
Other comprehensive income	—	—	—	—	3,038	3,038
Cash dividend declared on common stock ($0.06 per share)	—	—	—	(991)	—	(991)
Balance at June 30, 2025	$268	$(84,791)	$146,372	$61,117	$(12,045)	$110,921

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$4,532	$1,626
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Recovery) provision for credit losses	(77)	3,036
Depreciation and amortization expense	1,118	1,053
Amortization expense of core deposit intangible	9	11
Amortization of fair value adjustment on acquired time deposits	—	(1)
Net accretion of investment securities	(172)	(25)
Net accretion of deferred loan fees	(123)	(84)
Net gains on loans held for sale	(49)	(56)
Origination of mortgage loans held for sale	(4,393)	(3,201)
Sales of mortgage loans held for sale	3,923	3,557
Increase in accrued interest receivable	(424)	(252)
(Decrease) increase in accrued interest payable	(929)	669
Earnings on bank owned life insurance	(600)	(508)
Deferred income taxes	618	234
Common stock issued	707	—
Net change in trading securities	(1,335)	(4,205)
Net change in operating leases	(94)	(88)
Other, net	(3,470)	(1,229)
Net cash (used in) provided by operating activities	(759)	537
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(49,243)	(25,856)
Purchase of investment securities — held to maturity	(17,701)	(5,958)
Proceeds from maturities of investment securities — available for sale	19,444	14,885
Proceeds from maturities of investment securities — held to maturity	4,373	2,283
Purchase of regulatory stock	(1,111)	(5,631)
Proceeds from redemption of regulatory stock	1,254	6,084
Net decrease (increase) in loans	17,599	(4,047)
Purchase of premises and equipment	(867)	(141)
Proceeds from sale of other real estate owned and repossessed assets	33	1,414
Proceeds from life insurance policies	442	351
Net cash used in investing activities	(25,777)	(16,616)
FINANCING ACTIVITIES
Net increase in deposit balances	13,199	43,539
Net decrease in other short-term borrowings	—	(11,954)
Principal borrowings on advances from Federal Home Loan Bank	—	1,408
Principal repayments on advances from Federal Home Loan Bank	(8,420)	(8,543)
Principal payments on financing lease liabilities	(98)	(93)
Stock options exercised	27	—
Common stock dividend paid	(1,018)	(991)
Net cash provided by financing activities	3,690	23,366
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,846)	7,287
CASH AND CASH EQUIVALENTS AT JANUARY 1	50,891	17,746
CASH AND CASH EQUIVALENTS AT JUNE 30	$28,045	$25,033

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly owned subsidiary, AmeriServ Financial Bank (the Bank). The Bank is a Pennsylvania state-chartered full-service bank with 15 locations in Pennsylvania and 1 location in Maryland. Through its AmeriServ Wealth and Capital Management Division, the Bank offers a complete range of trust and financial services and administers assets valued at $2.8 billion and $2.7 billion that are not reported on the Company’s Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, respectively. AmeriServ Wealth Advisors, Inc., an SEC-registered investment advisor, is a subsidiary of the Bank.

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

3.    Revenue Recognition

Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage banking revenue, trading securities revenue, and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 83.0% of the total gross revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 was established as of June 30, 2026 and included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products. Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation.
●	Service charges on deposit accounts - The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Revenue related to account analysis fees and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.
●	Other non-interest income - Other non-interest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned, VISA debit card fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of the annual bill), the revenue is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Company have been satisfied. The Company offers VISA debit cards to deposit account holders, which allows our customers to access their account electronically at POS terminals. Fees related to VISA debit card transactions are recognized when the transactions are completed and the Company has satisfied its performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and six-month periods ending June 30, 2026 and 2025 (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Non-interest income:
In-scope of Topic 606
Wealth management fees	$3,094	$2,782	$5,954	$5,646
Service charges on deposit accounts	275	301	577	607
Other	502	518	950	818
Non-interest income (in-scope of Topic 606)	3,871	3,601	7,481	7,071
Non-interest income (out-of-scope of Topic 606)	696	495	1,053	1,146
Total non-interest income	$4,567	$4,096	$8,534	$8,217

4.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three- and six-month periods ending June 30, 2026 and 2025, options to purchase 147,000 common shares, with an exercise price of $3.83 to $4.22, and options to purchase 179,000 common shares, with an exercise price of $2.96 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$2,738	$(282)	$4,532	$1,626
Denominator:
Weighted average common shares outstanding (basic)	16,964,267	16,519,267	16,945,963	16,519,267
Effect of stock options	1,287	—	977	—
Weighted average common shares outstanding (diluted)	16,965,554	16,519,267	16,946,940	16,519,267
Earnings per common share:
Basic	$0.16	$(0.02)	$0.27	$0.10
Diluted	0.16	(0.02)	0.27	0.10

5.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in money market funds. The Company made no income tax payments in the first six months of 2026 compared to $325,000 in the same 2025 period. The Company made total interest payments of $14.4 million in the first six months of 2026 compared to $13.7 million in the same 2025 period. The Company had non-cash transfers to other real estate owned (OREO) and repossessed assets of $7,000 in the first six months of 2026 compared to $49,000 of non-cash transfers in the same 2025 period. During the first six months of 2026, the Company did not enter into any new lease agreements. During the first six months of 2025, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $32,000.

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

Securities classified as trading assets are purchased with the intent of selling them in the near term (less than 90 days) to generate profits from short-term changes in price. Trading securities are reported at fair value with unrealized gains and losses included in income. The trading account, which is managed by an outside third party, is invested in U.S. Treasury and municipal securities. As of June 30, 2026, there was a temporary $164,000 cash deficit within the trading account compared to $99,000 of cash held in the account available for future trading security purchases as of December 31, 2025. The cash balances are included in cash and cash equivalents on the Consolidated Balance Sheets.

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

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At June 30, 2026 and December 31, 2025, the allowance for credit losses on the held to maturity securities portfolio totaled $67,000 and $90,000, respectively.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within (recovery) provision for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $452,000 and $384,000 at June 30, 2026 and December 31, 2025, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status or past due over 90 days still accruing interest at June 30, 2026 and December 31, 2025. The underlying issuers continue to make timely principal and interest payments on the securities.

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available for sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At times, based on management judgment, the Company may establish an allowance for credit losses in excess of the amount that the fair value is less than the amortized cost basis based on the specific circumstances surrounding the security. At June 30, 2026, the Company had an allowance for credit losses on the available for sale securities portfolio totaling $30,000 compared to no allowance at December 31, 2025.

The allowance for credit losses on available for sale debt securities is included within investment securities available for sale on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within (recovery) provision for credit losses on the Consolidated Statements of Operations. Losses are charged against the allowance when the Company believes the collectability of an available for sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available for sale debt securities totaled $1.1 million and $977,000 at June 30, 2026 and December 31, 2025, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the

Company had one available for sale debt securities in non-accrual status at June 30, 2026 totaling $500,000 with an associated allowance for credit losses of $30,000. When this corporate security was transferred to non-accrual status, interest income from investments was unfavorably impacted due to the reversal of previously recognized income. Specifically, unpaid interest on this security, which was reversed during the first six months of 2026, totaled $50,000. The Company had no available for sale debt securities in non-accrual status at December 31, 2025.

The cost basis and fair values of available for sale and held to maturity investment securities are summarized as follows:

Investment securities available for sale (AFS):

	June 30, 2026
		Gross	Gross	Allowance
		Unrealized	Unrealized	For Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In Thousands)
U.S. Agency	$5,077	$—	$(416)	$—	$4,661
U.S. Agency mortgage-backed securities	144,254	357	(10,052)	—	134,559
Municipal	18,443	105	(521)	—	18,027
Corporate bonds	48,240	395	(952)	(30)	47,653
Total	$216,014	$857	$(11,941)	$(30)	$204,900

Investment securities held to maturity (HTM):

	June 30, 2026
		Allowance		Gross	Gross
		For Credit	Carrying	Unrealized	Unrealized	Fair
	Cost Basis	Losses	Value	Gains	Losses	Value

	(In Thousands)
U.S. Agency	$2,500	$—	$2,500	$—	$(245)	$2,255
U.S. Agency mortgage-backed securities	48,838	—	48,838	137	(2,243)	46,732
Municipal	32,465	(1)	32,464	—	(1,647)	30,817
Corporate bonds and other securities	2,000	(66)	1,934	—	(26)	1,908
Total	$85,803	$(67)	$85,736	$137	$(4,161)	$81,712

Investment securities available for sale (AFS):

	December 31, 2025
		Gross	Gross	Allowance
		Unrealized	Unrealized	For Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In Thousands)
U.S. Agency	$5,162	$—	$(372)	$—	$4,790
U.S. Agency mortgage-backed securities	119,381	639	(9,164)	—	110,856
Municipal	10,155	140	(361)	—	9,934
Corporate bonds	51,473	387	(1,212)	—	50,648
Total	$186,171	$1,166	$(11,109)	$—	$176,228

Investment securities held to maturity (HTM):

	December 31, 2025
		Allowance		Gross	Gross
		For Credit	Carrying	Unrealized	Unrealized	Fair
	Cost Basis	Losses	Value	Gains	Losses	Value

	(In Thousands)
U.S. Agency	$2,500	$—	$2,500	$—	$(216)	$2,284
U.S. Agency mortgage-backed securities	36,592	—	36,592	210	(1,820)	34,982
Municipal	30,754	(1)	30,753	6	(1,415)	29,344
Corporate bonds and other securities	2,500	(89)	2,411	—	(105)	2,306
Total	$72,346	$(90)	$72,256	$216	$(3,556)	$68,916

The Company sold no AFS securities during the second quarter or first six months of 2026 and 2025.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $150.5 million at June 30, 2026 and $142.7 million at December 31, 2025.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of June 30, 2026, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.6% of the par value.

Contractual maturities of securities, cost basis for available for sale and carrying value for held to maturity as well as fair market values, at June 30, 2026 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at June 30, 2026 was 49.4 months and was longer than the duration at December 31, 2025 which was 45.1 months. The duration remains within our internally established guideline to not exceed 60 months which we believe was appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	June 30, 2026
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Carrying Value	Fair Value
Within 1 year	$4,231	$4,207	$3,791	$3,763
After 1 year but within 5 years	25,976	25,048	18,576	17,812
After 5 years but within 10 years	43,836	43,231	14,184	13,068
Over 10 years	141,971	132,414	49,185	47,069
Total	$216,014	$204,900	$85,736	$81,712

The following tables summarize the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2026 and December 31, 2025, aggregated by security type and length of time in a continuous loss position (in thousands):

	June 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$—	$—	$4,661	$(416)	$4,661	$(416)
U.S. Agency mortgage-backed securities	46,134	(643)	52,998	(9,409)	99,132	(10,052)
Municipal	8,202	(118)	4,724	(403)	12,926	(521)
Corporate bonds	10,209	(88)	15,454	(864)	25,663	(952)
Total	$64,545	$(849)	$77,837	$(11,092)	$142,382	$(11,941)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$—	$—	$4,790	$(372)	$4,790	$(372)
U.S. Agency mortgage-backed securities	9,198	(28)	60,272	(9,136)	69,470	(9,164)
Municipal	—	—	5,670	(361)	5,670	(361)
Corporate bonds	5,086	(64)	20,416	(1,148)	25,502	(1,212)
Total	$14,284	$(92)	$91,148	$(11,017)	$105,432	$(11,109)

At June 30, 2026 within the available for sale debt securities portfolio, the Company had 44 U.S. Agency mortgage-backed securities, 10 municipal, and 19 corporate bonds that have been in a gross unrealized loss position for less than 12 months with depreciation of 1.3% from its amortized cost basis. Additionally, at June 30, 2026, within the available for sale debt securities portfolio, the Company had six U.S. Agency, 121 U.S. Agency mortgage-backed securities, 13 municipal, and 29 corporate bonds that have been in a gross unrealized loss position for greater than 12 months with depreciation of 12.5% from its amortized cost basis.

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

The following tables present the activity in the allowance for credit losses on available for sale debt securities by major security type for the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three months ended June 30, 2026
	Balance at March 31, 2026	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2026
Corporate bonds	$34	$—	$—	$(4)	$30
Total	$34	$—	$—	$(4)	$30

	Three months ended June 30, 2025
	Balance at March 31, 2025	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2025
Corporate bonds	$1,000	$—	$—	$—	$1,000
Total	$1,000	$—	$—	$—	$1,000

	Six months ended June 30, 2026
	Balance at December 31, 2025	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2026
Corporate bonds	$—	$—	$—	$30	$30
Total	$—	$—	$—	$30	$30

	Six months ended June 30, 2025
	Balance at December 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2025
Corporate bonds	$360	$—	$—	$640	$1,000
Total	$360	$—	$—	$640	$1,000

The Company recorded a provision for credit losses on available for sale debt securities of $30,000 during the first six months of 2026 in order to create a partial reserve for a senior debt corporate investment that was deemed to be credit impaired. For the first six months of 2025, the Company recognized a $640,000 provision for credit losses on available for sale debt securities as a result of the establishment of a full reserve for a corporate security due to further credit deterioration.

The following tables present the activity in the allowance for credit losses on held to maturity debt securities by major security type for the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three months ended June 30, 2026
	Balance at March 31, 2026	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2026
Municipal	$1	$—	$—	$—	$1
Corporate bonds and other securities	82	—	—	(16)	66
Total	$83	$—	$—	$(16)	$67

	Three months ended June 30, 2025
	Balance at March 31, 2025	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2025
Municipal	$1	$—	$—	$1	$2
Corporate bonds and other securities	95	—	—	(12)	83
Total	$96	$—	$—	$(11)	$85

	Six months ended June 30, 2026
	Balance at December 31, 2025	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2026
Municipal	$1	$—	$—	$—	$1
Corporate bonds and other securities	89	—	—	(23)	66
Total	$90	$—	$—	$(23)	$67

	Six months ended June 30, 2025
	Balance at December 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at June 30, 2025
Municipal	$2	$—	$—	$—	$2
Corporate bonds and other securities	87	—	—	(4)	83
Total	$89	$—	$—	$(4)	$85

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

Maintaining investment quality is a primary objective of the Company’s Investment Policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s or Standard & Poor’s rating of A. The Company monitors the credit ratings of its debt securities on a quarterly basis. At June 30, 2026, 2.4% of the total investment securities portfolio was rated AAA as compared to 1.7% at December 31, 2025. At June 30, 2026, 80.6% of the total investment securities portfolio was rated AA or higher compared to 76.5% at December 31, 2025. Approximately 11.8% of the total investment securities portfolio was either rated below A or unrated at June 30, 2026 as compared to 13.5% at December 31, 2025.

Specifically, the following table summarizes the carrying value of held to maturity debt securities at June 30, 2026, aggregated by credit quality indicator (in thousands).

	June 30, 2026
	Credit Rating
	AAA/AA/A	BBB/BB/B	Unrated	Total
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	48,838	—	—	48,838
Municipal	31,964	500	—	32,464
Corporate bonds and other securities	1,000	—	934	1,934
Total	$84,302	$500	$934	$85,736

Trading Securities

The following table presents the Company’s trading securities, at estimated fair value (in thousands).

	June 30, 2026	December 31, 2025
U.S. Treasury	$3,794	$3,401
Municipal	4,794	3,852
Total	$8,588	$7,253

The following table presents the net gain on trading securities included in trading securities revenue for the three- and six-month periods ended June 30, 2026 and 2025 (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net realized gain on sales	$22	$38	$26	$38
Net unrealized gain	94	35	42	35
Net gain on trading securities	116	73	68	73
Less: Portfolio expenses and management fees	56	38	71	38
Trading securities revenue (loss)	$60	$35	$(3)	$35

7.    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. As of June 30, 2026 and December 31, 2025, accrued interest receivable on loans totaled $4.4 million and $4.2 million, respectively, which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Loan origination and commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan.

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

The loan portfolio of the Company consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Commercial:
Commercial real estate (owner occupied) (1)	$84,955	$85,233
Commercial and industrial	142,241	144,325
Commercial real estate (non-owner occupied):
Retail (1)	168,046	171,530
Multi-family (1)	121,722	131,085
Other (1)	217,770	217,935
Residential mortgages (1)	166,777	169,814
Consumer	113,503	112,805
Loans, net of unearned income	$1,015,014	$1,032,727
(1)	Real estate construction loans constituted 4.4% and 5.0% of the Company’s total loans, net of unearned income as of June 30, 2026 and December 31, 2025, respectively.

Loan balances at June 30, 2026 and December 31, 2025 are net of unearned income of $404,000 and $466,000, respectively.

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

The following tables summarize the roll forward of the allowance for credit losses by loan portfolio segment for the three- and six-month periods ended June 30, 2026 and 2025 (in thousands).

	Three months ended June 30, 2026
	Balance at	Charge-		Provision	Balance at
	March 31, 2026	Offs	Recoveries	(Recovery)	June 30, 2026
Commercial real estate (owner occupied)	$321	$—	$6	$(10)	$317
Commercial and industrial	2,935	—	1	18	2,954
Commercial real estate (non-owner occupied) - retail	3,286	—	—	(134)	3,152
Commercial real estate (non-owner occupied) - multi-family	1,257	—	—	(37)	1,220
Other commercial real estate (non-owner occupied)	3,846	—	3	(168)	3,681
Residential mortgages	372	—	3	(7)	368
Consumer	1,189	(63)	26	52	1,204
Total	$13,206	$(63)	$39	$(286)	$12,896

	Three months ended June 30, 2025
	Balance at	Charge-		Provision	Balance at
	March 31, 2025	Offs	Recoveries	(Recovery)	June 30, 2025
Commercial real estate (owner occupied)	$329	$—	$6	$(16)	$319
Commercial and industrial	2,879	(200)	32	301	3,012
Commercial real estate (non-owner occupied) - retail	3,817	—	—	(301)	3,516
Commercial real estate (non-owner occupied) - multi-family	1,619	—	—	(173)	1,446
Other commercial real estate (non-owner occupied)	3,586	(2,762)	3	3,490	4,317
Residential mortgages	391	—	1	(82)	310
Consumer	1,191	(15)	27	(63)	1,140
Total	$13,812	$(2,977)	$69	$3,156	$14,060

	Six months ended June 30, 2026
	Balance at	Charge-		Provision	Balance at
	December 31, 2025	Offs	Recoveries	(Recovery)	June 30, 2026
Commercial real estate (owner occupied)	$319	$—	$12	$(14)	$317
Commercial and industrial	2,987	—	3	(36)	2,954
Commercial real estate (non-owner occupied) - retail	3,248	(241)	—	145	3,152
Commercial real estate (non-owner occupied) - multi-family	1,403	—	—	(183)	1,220
Other commercial real estate (non-owner occupied)	3,725	—	10	(54)	3,681
Residential mortgages	296	—	19	53	368
Consumer	1,150	(76)	43	87	1,204
Total	$13,128	$(317)	$87	$(2)	$12,896

	Six months ended June 30, 2025
	Balance at	Charge-		Provision	Balance at
	December 31, 2024	Offs	Recoveries	(Recovery)	June 30, 2025
Commercial real estate (owner occupied)	$398	$—	$12	$(91)	$319
Commercial and industrial	2,860	(200)	43	309	3,012
Commercial real estate (non-owner occupied) - retail	3,695	—	—	(179)	3,516
Commercial real estate (non-owner occupied) - multi-family	1,478	—	—	(32)	1,446
Other commercial real estate (non-owner occupied)	3,451	(2,762)	6	3,622	4,317
Residential mortgages	839	—	2	(531)	310
Consumer	1,191	(119)	46	22	1,140
Total	$13,912	$(3,081)	$109	$3,120	$14,060

The Company recorded a $286,000 provision for credit losses recovery for loans in the second quarter of 2026 as compared to a $3.2 million provision for credit losses in the second quarter of 2025. For the six months of 2026, the Company recognized a $2,000 provision for credit losses recovery for loans after recognizing a $3.1 million provision for credit losses in the first six months of 2025. The provision recovery in the second quarter of 2026 reflected a continuing favorable trend for historical loss rates. In addition, contraction in portfolio balances since the second quarter of 2025 contributed to the allowance for loan credit losses at June 30, 2026 being $1.2 million, or 8.3%, lower than the allowance for loan credit losses at June 30, 2025. The increased provision for credit losses expense in 2025 primarily reflected the resolution of a problem asset, a loan secured by a mixed use commercial real estate retail/office property in the Pittsburgh market, which also included a $2.8 million charge-down.

Non-performing assets from the loan portfolio, which are discussed in detail below, decreased from $8.5 million at December 31, 2025 to $7.9 million at June 30, 2026. The decrease primarily reflects the partial charge-down of a CRE loan secured by retail property as well as paydown activity on a large non-accrual loan relationship. Non-performing assets from the loan portfolio were at 0.78% of total loans as of June 30, 2026. During the first six months of 2026, the Company experienced net loan charge-offs of $230,000, or 0.05% of total average loans, compared to net charge-offs of $3.0 million, or 0.56% of total average loans, in the first six months of 2025. In summary, the allowance for credit losses on the loan portfolio provided 167% coverage of non-performing loans and 1.27% of total loans at June 30, 2026 compared to 158% coverage of non-performing loans and 1.27% of total loans at December 31, 2025.

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

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 43% of the June 30, 2026 general reserve represented qualitative adjustment with 57% representing quantitative reserve.

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

The following tables summarize the loan portfolio and allowance for credit losses (in thousands).

	At June 30, 2026
	Commercial real estate (owner occupied)	Commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$2,765	$1,992	$161	$—	$2,011	$203	$—	$7,132
Collectively evaluated	82,190	140,249	167,885	121,722	215,759	166,574	113,503	1,007,882
Total loans	$84,955	$142,241	$168,046	$121,722	$217,770	$166,777	$113,503	$1,015,014
Allowance for credit losses:
Specific reserve allocation	$—	$541	$—	$—	$—	$—	$—	$541
General reserve allocation	317	2,413	3,152	1,220	3,681	368	1,204	12,355
Total allowance for credit losses	$317	$2,954	$3,152	$1,220	$3,681	$368	$1,204	$12,896

	At December 31, 2025
	Commercial real estate (owner occupied)	Commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$2,875	$2,148	$415	$—	$2,034	$155	$—	$7,627
Collectively evaluated	82,358	142,177	171,115	131,085	215,901	169,659	112,805	1,025,100
Total loans	$85,233	$144,325	$171,530	$131,085	$217,935	$169,814	$112,805	$1,032,727
Allowance for credit losses:
Specific reserve allocation	$—	$558	$—	$—	$—	$—	$—	$558
General reserve allocation	319	2,429	3,248	1,403	3,725	296	1,150	12,570
Total allowance for credit losses	$319	$2,987	$3,248	$1,403	$3,725	$296	$1,150	$13,128

The following tables present the amortized cost basis of collateral-dependent loans which were individually evaluated for a specific reserve allocation in the allowance for credit losses by class of loans (in thousands).

Collateral Type
June 30, 2026	Real Estate
Commercial:
Commercial real estate (owner occupied)	$2,765
Commercial and industrial	1,309
Commercial real estate (non-owner occupied):
Retail	161
Other	2,011
Residential mortgages	203
Total	$6,449

	Collateral Type
December 31, 2025	Real Estate	Business Assets
Commercial:
Commercial real estate (owner occupied)	$2,774	$101
Commercial and industrial	1,362	72
Commercial real estate (non-owner occupied):
Retail	415	—
Other	2,034	—
Residential mortgages	155	—
Total	$6,740	$173

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

	At June 30, 2026
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due 90 days or more still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$2,765	$—	$2,765	$—	$—	$2,765
Commercial and industrial	1,309	683	1,992	—	135	2,127
Commercial real estate (non-owner occupied) - retail	161	—	161	—	—	161
Other commercial real estate (non-owner occupied)	2,011	—	2,011	—	—	2,011
Residential mortgages	—	164	164	56	—	220
Consumer	—	589	589	—	7	596
Total	$6,246	$1,436	$7,682	$56	$142	$7,880

	At December 31, 2025
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due 90 days or more still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$2,875	$—	$2,875	$—	$—	$2,875
Commercial and industrial	1,437	714	2,151	—	216	2,367
Commercial real estate (non-owner occupied) - retail	415	—	415	—	—	415
Other commercial real estate (non-owner occupied)	2,034	—	2,034	—	—	2,034
Residential mortgages	155	51	206	10	—	216
Consumer	—	611	611	—	—	611
Total	$6,916	$1,376	$8,292	$10	$216	$8,518

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

	At June 30, 2026
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2026	2025	2024	2023	2022	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$2,936	$8,762	$10,131	$15,842	$5,633	$37,063	$741	$—	$81,108
Special Mention	—	—	—	—	—	491	223	—	714
Substandard	—	—	—	—	—	3,105	28	—	3,133
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,936	$8,762	$10,131	$15,842	$5,633	$40,659	$992	$—	$84,955
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$3,898	$23,882	$9,722	$13,215	$10,937	$26,495	$49,680	$—	$137,829
Special Mention	—	—	—	—	—	—	1,990	—	1,990
Substandard	—	—	—	—	281	504	1,239	—	2,024
Doubtful	—	—	—	—	—	398	—	—	398
Total	$3,898	$23,882	$9,722	$13,215	$11,218	$27,397	$52,909	$—	$142,241
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - retail
Pass	$4,460	$20,081	$25,577	$34,955	$8,549	$74,242	$21	$—	$167,885
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	161	—	—	—	—	161
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,460	$20,081	$25,577	$35,116	$8,549	$74,242	$21	$—	$168,046
Current period gross charge-offs	$—	$—	$—	$241	$—	$—	$—	$—	$241
Commercial real estate (non-owner occupied) - multi-family
Pass	$580	$9,722	$20,390	$30,084	$11,699	$48,278	$24	$—	$120,777
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	945	—	—	945
Doubtful	—	—	—	—	—	—	—	—	—
Total	$580	$9,722	$20,390	$30,084	$11,699	$49,223	$24	$—	$121,722
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$16,690	$22,735	$15,696	$23,714	$33,174	$90,180	$8,575	$—	$210,764
Special Mention	—	—	—	—	—	4,995	—	—	4,995
Substandard	—	—	—	—	170	1,841	—	—	2,011
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,690	$22,735	$15,696	$23,714	$33,344	$97,016	$8,575	$—	$217,770
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by risk rating
Pass	$28,564	$85,182	$81,516	$117,810	$69,992	$276,258	$59,041	$—	$718,363
Special Mention	—	—	—	—	—	5,486	2,213	—	7,699
Substandard	—	—	—	161	451	6,395	1,267	—	8,274
Doubtful	—	—	—	—	—	398	—	—	398
Total	$28,564	$85,182	$81,516	$117,971	$70,443	$288,537	$62,521	$—	$734,734
Current period gross charge-offs	$—	$—	$—	$241	$—	$—	$—	$—	$241

	At December 31, 2025
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2025	2024	2023	2022	2021	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$8,901	$10,312	$16,564	$6,050	$9,460	$29,511	$433	$—	$81,231
Special Mention	—	—	—	—	—	520	223	—	743
Substandard	—	—	—	—	2,738	521	—	—	3,259
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,901	$10,312	$16,564	$6,050	$12,198	$30,552	$656	$—	$85,233
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$22,994	$10,640	$14,643	$12,800	$5,307	$18,626	$50,490	$5,010	$140,510
Special Mention	—	—	—	—	—	—	1,240	—	1,240
Substandard	—	—	—	307	363	304	1,178	25	2,177
Doubtful	—	—	—	—	—	398	—	—	398
Total	$22,994	$10,640	$14,643	$13,107	$5,670	$19,328	$52,908	$5,035	$144,325
Current period gross charge-offs	$—	$—	$—	$200	$1,396	$178	$—	$—	$1,774
Commercial real estate (non-owner occupied) - retail
Pass	$17,984	$26,374	$35,435	$14,284	$30,707	$46,305	$26	$—	$171,115
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	415	—	—	—	—	—	415
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,984	$26,374	$35,850	$14,284	$30,707	$46,305	$26	$—	$171,530
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$9,762	$24,594	$32,750	$11,515	$15,867	$34,378	$24	$—	$128,890
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,195	—	—	2,195
Doubtful	—	—	—	—	—	—	—	—	—
Total	$9,762	$24,594	$32,750	$11,515	$15,867	$36,573	$24	$—	$131,085
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$23,090	$22,060	$27,401	$32,037	$40,743	$58,392	$6,973	$—	$210,696
Special Mention	—	—	—	—	—	5,205	—	—	5,205
Substandard	—	—	—	180	—	1,854	—	—	2,034
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,090	$22,060	$27,401	$32,217	$40,743	$65,451	$6,973	$—	$217,935
Current period gross charge-offs	$—	$—	$—	$—	$—	$3,145	$—	$—	$3,145
Total by risk rating
Pass	$82,731	$93,980	$126,793	$76,686	$102,084	$187,212	$57,946	$5,010	$732,442
Special Mention	—	—	—	—	—	5,725	1,463	—	7,188
Substandard	—	—	415	487	3,101	4,874	1,178	25	10,080
Doubtful	—	—	—	—	—	398	—	—	398
Total	$82,731	$93,980	$127,208	$77,173	$105,185	$198,209	$60,587	$5,035	$750,108
Current period gross charge-offs	$—	$—	$—	$200	$1,396	$3,323	$—	$—	$4,919

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

	At June 30, 2026
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2026	2025	2024	2023	2022	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$2,751	$4,686	$13,813	$14,128	$9,368	$121,811	$—	$—	$166,557
Non-performing	—	—	131	—	—	89	—	—	220
Total	$2,751	$4,686	$13,944	$14,128	$9,368	$121,900	$—	$—	$166,777
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$5,464	$9,822	$7,391	$6,922	$11,559	$8,903	$62,853	$—	$112,914
Non-performing	—	—	3	71	—	118	397	—	589
Total	$5,464	$9,822	$7,394	$6,993	$11,559	$9,021	$63,250	$—	$113,503
Current period gross charge-offs	$4	$1	$4	$14	$9	$44	$—	$—	$76
Total by payment performance
Performing	$8,215	$14,508	$21,204	$21,050	$20,927	$130,714	$62,853	$—	$279,471
Non-performing	—	—	134	71	—	207	397	—	809
Total	$8,215	$14,508	$21,338	$21,121	$20,927	$130,921	$63,250	$—	$280,280
Current period gross charge-offs	$4	$1	$4	$14	$9	$44	$—	$—	$76

	At December 31, 2025
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2025	2024	2023	2022	2021	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$4,377	$13,914	$15,006	$10,054	$53,478	$72,769	$—	$—	$169,598
Non-performing	—	—	—	—	155	61	—	—	216
Total	$4,377	$13,914	$15,006	$10,054	$53,633	$72,830	$—	$—	$169,814
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$11,546	$8,581	$7,999	$12,952	$5,820	$5,363	$59,823	$110	$112,194
Non-performing	—	5	75	17	—	322	192	—	611
Total	$11,546	$8,586	$8,074	$12,969	$5,820	$5,685	$60,015	$110	$112,805
Current period gross charge-offs	$1	$28	$41	$8	$1	$75	$—	$—	$154
Total by payment performance
Performing	$15,923	$22,495	$23,005	$23,006	$59,298	$78,132	$59,823	$110	$281,792
Non-performing	—	5	75	17	155	383	192	—	827
Total	$15,923	$22,500	$23,080	$23,023	$59,453	$78,515	$60,015	$110	$282,619
Current period gross charge-offs	$1	$28	$41	$8	$1	$75	$—	$—	$154

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At June 30, 2026

		30 – 59	60 – 89	90 or More
		Days	Days	Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans

	(In Thousands)
Commercial real estate (owner occupied)	$82,190	$—	$—	$—	$—	$2,765	$84,955
Commercial and industrial	140,143	106	—	—	106	1,992	142,241
Commercial real estate (non-owner occupied) - retail	165,056	2,829	—	—	2,829	161	168,046
Commercial real estate (non-owner occupied) - multi-family	121,722	—	—	—	—	—	121,722
Other commercial real estate (non-owner occupied)	215,447	312	—	—	312	2,011	217,770
Residential mortgages	166,217	38	302	56	396	164	166,777
Consumer	112,155	733	26	—	759	589	113,503
Total	$1,002,930	$4,018	$328	$56	$4,402	$7,682	$1,015,014

	At December 31, 2025

		30 – 59	60 – 89	90 or More
		Days	Days	Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans

	(In Thousands)
Commercial real estate (owner occupied)	$82,358	$—	$—	$—	$—	$2,875	$85,233
Commercial and industrial	141,691	455	28	—	483	2,151	144,325
Commercial real estate (non-owner occupied) - retail	171,115	—	—	—	—	415	171,530
Commercial real estate (non-owner occupied) - multi-family	131,085	—	—	—	—	—	131,085
Other commercial real estate (non-owner occupied)	215,901	—	—	—	—	2,034	217,935
Residential mortgages	168,602	926	70	10	1,006	206	169,814
Consumer	111,354	728	112	—	840	611	112,805
Total	$1,022,106	$2,109	$210	$10	$2,329	$8,292	$1,032,727

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

The following tables summarize the amortized cost basis of loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025 (in thousands).

There were no loans modified to borrowers experiencing financial difficulty during the three months ended June 30, 2026.

	Six months ended June 30, 2026
	Combination - Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Commercial real estate (non-owner occupied) - retail	$161	0.10%
Total	$161

As of June 30, 2026, the modified loan described in the table above was in non-accrual status and payments were 130 days past due.

There were no loans modified to borrowers experiencing financial difficulty during the three months ended June 30, 2025.

	Six months ended June 30, 2025
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Residential mortgages	$192	0.11%
Total	$192

At June 30, 2026 and 2025, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and 2025. As noted above, there were no loans modified to borrowers experiencing financial difficulty during the three months ended June 30, 2026 and 2025.

Six months ended June 30, 2026
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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. During the first half of 2026, a partial charge-down of $241,000 was recorded on the modified commercial real estate (non-owner occupied) – retail loan disclosed above. The charge-down was necessary to properly align the loan balance with the value of the collateral less estimated costs to sell. The Company had no other loans which were modified to borrowers experiencing financial difficulty which subsequently defaulted during the three or six months ended June 30, 2026 and 2025.

9.  Borrowings and Advances from Federal Home Loan Bank

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At June 30, 2026
			Weighted
Type	Maturing	Amount	Average Rate
FHLB Advances	2026	$9,350	4.52%
	2027	15,100	4.23
	2028	11,745	4.46
Total FHLB advances		$36,195	4.38%

	At December 31, 2025
			Weighted
Type	Maturing	Amount	Average Rate
FHLB Advances	2026	$17,770	4.26%
	2027	15,100	4.23
	2028	11,745	4.46
Total FHLB advances		$44,615	4.30%

The Company has the ability to purchase federal funds under lines with two correspondent banks which have an average maturity of overnight. There were no borrowings under these lines at June 30, 2026 and December 31, 2025. As a member of the FHLB, the Bank can obtain advances on a revolving line of credit (open repo plus) which are typically overnight borrowings. The rate on open repo plus advances can change daily. There were no borrowings under the FHLB open repo plus line at June 30, 2026 and December 31, 2025.

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

The Parent Company has a $3 million unsecured, revolving line of credit with an unrelated financial institution which can be used for general corporate purposes. Amounts outstanding under the line of credit bear interest at a rate of the daily secured overnight financing rate (SOFR) plus an unadjusted spread of 250-basis points (2.50%) plus a SOFR adjustment of 10-basis points (0.10%). The line of credit expires in May 2027. There were no borrowings under the line at June 30, 2026 and December 31, 2025.

10.  Accumulated Other Comprehensive Loss

The following tables present the changes in each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30, 2026				Three months ended June 30, 2025
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(8,893)	$(30)	$945	$(7,978)	$(11,208)	$(160)	$(1,616)	$(12,984)
Other comprehensive income before reclassifications	137	4	—	141	901	57	—	958
Amounts reclassified from accumulated other comprehensive loss	—	12	—	12	—	(19)	—	(19)
Net current period other comprehensive income	137	16	—	153	901	38	—	939
Ending balance	$(8,756)	$(14)	$945	$(7,825)	$(10,307)	$(122)	$(1,616)	$(12,045)

	Six months ended June 30, 2026				Six months ended June 30, 2025
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(7,854)	$(94)	$599	$(7,349)	$(13,332)	$(135)	$(1,616)	$(15,083)
Other comprehensive (loss) income before reclassifications	(902)	24	346	(532)	3,025	48	—	3,073
Amounts reclassified from accumulated other comprehensive loss	—	56	—	56	—	(35)	—	(35)
Net current period other comprehensive (loss) income	(902)	80	346	(476)	3,025	13	—	3,038
Ending balance	$(8,756)	$(14)	$945	$(7,825)	$(10,307)	$(122)	$(1,616)	$(12,045)

(1) Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following tables present the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	June 30, 2026	June 30, 2025	statement of operations
Interest rate hedge
	$15	$(24)	Interest expense - Deposits
	(3)	5	Provision (credit) for income taxes
	$12	$(19)
Total reclassifications for the period	$12	$(19)

(1) Amounts in parentheses indicate credits.

	Amount reclassified from accumulated
	other comprehensive loss(1)
	For the six	For the six
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	June 30, 2026	June 30, 2025	statement of operations
Interest rate hedge
	$71	$(44)	Interest expense - Deposits
	(15)	9	Provision (credit) for income taxes
	$56	$(35)
Total reclassifications for the period	$56	$(35)

(1) Amounts in parentheses indicate credits.

11.  Regulatory Capital

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. However, the Bank is subject to various capital requirements administered by the federal banking agencies. Under the Basel III capital adequacy rules and the regulatory framework for prompt corrective action, there are specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Such quantitative measures involve the maintenance of minimum amounts and ratios of common tier 1, tier 1, and total capital to risk-weighted assets and tier 1 capital to average assets. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the federal regulators.

In 2019, the federal banking agencies issued a final rule establishing the community bank leverage ratio (CBLR), which is an optional framework designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The criteria to be considered a qualifying community banking organization includes a leverage ratio greater than 9%, less than $10 billion in average total assets, off-balance sheet exposures of 25% or less of total assets, and trading assets/liabilities of 5% or less of total assets. It should be noted that effective July 1, 2026, the federal banking agencies revised the CBLR framework to reduce the minimum leverage ratio to 8%.

The Bank has elected to opt into the CBLR framework and had ratios of 9.46% and 9.32% as of June 30, 2026 and December 31, 2025, respectively. Therefore, the Bank is considered to have satisfied the risk-based and leverage capital requirements in the federal banking agencies’ capital rules. Additionally, the Bank is considered to have met the well-capitalized ratio requirements under the regulatory framework for prompt corrective action promulgated by the Federal Reserve.

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

The following table summarizes the interest rate swap transactions that impacted the Company’s first six months of 2026 and 2025 performance (in thousands, except percentages).

	At June 30, 2026
					Increase
		Aggregate	Weighted		(Decrease)
		Notional	Average Rate	Repricing	In Interest
	Hedge Type	Amount	Received/(Paid)	Frequency	Income
Swap assets	N/A	$63,143	5.99%	Monthly	$347
Swap liabilities	N/A	(63,143)	(5.99)	Monthly	(347)
Net exposure		$—	—%		$—

	At June 30, 2025
					Increase
		Aggregate	Weighted		(Decrease)
		Notional	Average Rate	Repricing	In Interest
	Hedge Type	Amount	Received/(Paid)	Frequency	Income
Swap assets	N/A	$64,509	6.66%	Monthly	$644
Swap liabilities	N/A	(64,509)	(6.66)	Monthly	(644)
Net exposure		$—	—%		$—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPAs can be found in Note 16. The notional amount of the risk participation agreements outstanding at June 30, 2026 and December 31, 2025 was $4.8 million and $4.9 million, respectively.

Interest Rate Hedges

The Company had interest rate swaps with a total notional value of $10 million and $70 million outstanding as of June 30, 2026 and 2025, respectively, in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. The hedge transactions allow the Company to add stability to interest expense and manage its exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in accumulated other comprehensive loss (within shareholders’ equity), net of tax, with a corresponding offset within other assets or other liabilities. Disclosures related to the fair value of the interest rate hedges can be found in Note 16. Amounts recorded in accumulated other comprehensive loss for the effective portion of changes in the fair value are subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended June 30, 2026 and 2025.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the three months ended June 30, 2026, the Company had $15,000 of losses which resulted in an increase in interest expense. This compared to $24,000 of gains during the three months ended June 30, 2025 which resulted in a decrease in interest expense. During the six months ended June 30, 2026, the Company had $71,000 of losses which resulted in an increase in interest expense. This compared to $44,000 of gains during the six months ended June 30, 2025 which resulted in a decrease in interest expense. In the twelve months that follow June 30, 2026, the Company estimates that approximately $24,000 of losses will be reclassified as an increase to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates. As of June 30, 2026, the maximum remaining length of time over which forecasted transactions are hedged is approximately six months with all hedge transactions terminating by December 2026.

The following table summarizes the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three months ended June 30, 2026
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income on Derivatives	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$20	Interest expense - Deposits	$15
Total	$20		$15

	Three months ended June 30, 2025
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income on Derivatives	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$48	Interest expense - Deposits	$(24)
Total	$48		$(24)

	Six months ended June 30, 2026
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income on Derivatives	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$101	Interest expense - Deposits	$71
Total	$101		$71

	Six months ended June 30, 2025
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income on Derivatives	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$17	Interest expense - Deposits	$(44)
Total	$17		$(44)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, caps, and floors. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at June 30, 2026 and 2025.

13.  Segment Reporting

ASC Topic 280, Segment Reporting, identifies operating segments as components of a company which are evaluated regularly by the chief operating decision maker in deciding how to develop strategy, allocate resources, and assess performance. The chief operating decision maker of the Company is our President, Chief Executive Officer and Chief Financial Officer (CEO). The CEO has authority over all divisions within the Company. The senior manager of each division reports directly to the CEO and all operating activities of the divisions, including financial results, budgets, and forecasts, are discussed with the CEO. While the CEO’s direct reports manage the day-to-day functions of each division, all strategic and major decision making actions must be approved by the CEO for all product lines and geographic areas where the Company has a presence.

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

14.  Commitments and Contingent Liabilities

At June 30, 2026, the Company had various outstanding commitments to extend credit approximating $217.3 million along with standby letters of credit of $8.8 million, compared to commitments to extend credit of $239.9 million and standby letters of credit of $8.8 million as of December 31, 2025. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the (recovery) provision for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded a provision for credit losses on unfunded commitments for the three months ended June 30, 2026 of $12,000 while a provision for credit losses recovery of $12,000 was recognized for the same 2025 period. For the six months ended June 30, 2026 and 2025, the Company recorded a provision for credit losses recovery of $82,000 and $720,000, respectively. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $255,000 at June 30, 2026 compared to $337,000 at December 31, 2025.

Additionally, the Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities and corporate bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 5% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension benefit for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
COMPONENTS OF NET PERIODIC PENSION BENEFIT:
Service cost	$159	$187	$317	$374
Interest cost	339	366	678	732
Expected return on plan assets	(1,075)	(1,040)	(2,149)	(2,080)
Net periodic pension benefit	$(577)	$(487)	$(1,154)	$(974)

The service cost component of net periodic pension benefit is included in salaries and employee benefits and all other components of net periodic pension benefit are included in other expense on the Consolidated Statements of Operations.

The accrued pension obligation, which had a positive (debit) balance of $37.7 million and $36.1 million, was reclassified to other assets on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

The balance of the accrued pension obligation continues to be a positive value as a result of the strong return on plan assets and the revaluation of the obligation.

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

Equity Securities Without Readily Determinable Fair Values

The Company has entered into a Registration Rights Agreement with a borrower who, upon emergence from bankruptcy, issued ordinary shares in satisfaction of debt previously contracted. The shares are not listed on any stock exchange. Since the shares do not have a readily determinable fair value, they are carried at cost and evaluated for impairment by management. In addition, if management identifies an observable price change in an orderly transaction for an identical or similar investment of the same issuer, the fair value of the equity securities will be measured and adjusted. At June 30, 2026 and December 31, 2025, the carrying value of these equity securities was $600,000 which is included in other assets on the Consolidated Balance Sheets. There were no adjustments to the carrying value of equity securities without readily determinable fair values during the three and six months ended June 30, 2026 and 2025.

Additionally, the Company received shares of restricted common stock due to the spin-off of a portion of the issuer’s business. The shares cannot be sold or transferred and are not listed on any stock exchange. The restricted shares have no carrying value on the Company’s Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

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

The following tables present the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of June 30, 2026 and December 31, 2025, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at June 30, 2026
	Total	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Agency	$4,661	$—	$4,661	$—
U.S. Agency mortgage-backed securities	134,559	—	134,559	—
Municipal	18,027	—	18,027	—
Corporate bonds	47,653	—	47,653	—
Trading securities:
U.S. Treasury	3,794	—	3,794	—
Municipal	4,794	—	4,794	—
Interest rate swap asset (1)	3,161	—	3,161	—
Interest rate swap liability (2)	(3,183)	—	(3,183)	—
Interest rate hedge (2)	(17)	—	(17)	—
Risk participation agreement (2)	(185)	—	(185)	—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Equity securities (1)	$183	$183	$—	$—
Available for sale securities:
U.S. Agency	4,790	—	4,790	—
U.S. Agency mortgage-backed securities	110,856	—	110,856	—
Municipal	9,934	—	9,934	—
Corporate bonds	50,648	—	50,648	—
Trading securities:
U.S. Treasury	3,401	—	3,401	—
Municipal	3,852	—	3,852	—
Interest rate swap asset (1)	2,614	—	2,614	—
Interest rate swap liability (2)	(2,639)	—	(2,639)	—
Interest rate hedge (2)	(118)	—	(118)	—
Risk participation agreement (2)	(303)	—	(303)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At June 30, 2026 and December 31, 2025, the Company had no individually evaluated loans using the collateral method which were carried at fair value.

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

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
June 30, 2026	Total	Level 1	Level 2	Level 3
Other real estate owned and repossessed assets	$142	$—	$—	$142

	Fair Value Measurements
December 31, 2025	Total	Level 1	Level 2	Level 3
Other real estate owned and repossessed assets	$216	$—	$—	$216

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
June 30, 2026	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$142	Appraisal of collateral (1)	Appraisal adjustments (2)	29% to 58% (38%)
			Liquidation expenses	8% to 30% (15%)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2025	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$216	Appraisal of collateral (1)	Appraisal adjustments (2)	29% to 59% (45%)
			Liquidation expenses	0% to 30% (11%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on US GAAP measurements and recorded carrying values at June 30, 2026 and December 31, 2025 for the remaining financial instruments not required to be reported at fair value were as follows:

	June 30, 2026
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$85,736	$81,712	$—	$80,725	$987
Loans held for sale	760	771	771	—	—
Loans, net of allowance for credit losses and unearned income	1,002,118	988,779	—	—	988,779
FINANCIAL LIABILITIES:
Deposits with stated maturities	362,812	362,443	—	—	362,443
All other borrowings (1)	62,983	62,312	—	—	62,312

	December 31, 2025
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$72,256	$68,916	$—	$67,936	$980
Loans held for sale	241	244	244	—	—
Loans, net of allowance for credit losses and unearned income	1,019,599	1,010,336	—	—	1,010,336
FINANCIAL LIABILITIES:
Deposits with stated maturities	377,747	377,938	—	—	377,938
All other borrowings (1)	71,382	71,382	—	—	71,382
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

THREE MONTHS ENDED JUNE 30, 2026 VS. THREE MONTHS ENDED JUNE 30, 2025

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	June 30, 2026	June 30, 2025
Net income (loss)	$2,738	$(282)
Diluted earnings per share	0.16	(0.02)
Return on average assets (annualized)	0.75%	(0.08)%
Return on average equity (annualized)	9.12%	(1.02)%

The Company reported second quarter 2026 net income of $2,738,000, or $0.16 per diluted common share. This performance represented a $3.0 million improvement from the second quarter of 2025 when the net loss totaled $282,000, or $0.02 per diluted common share. Record quarterly earnings were achieved in the second quarter of 2026 due to growth in total revenue and favorable asset quality trends. The increase in total revenue was primarily caused by meaningful improvement in net interest income as the second quarter 2026 net interest margin increased by 24-basis points from the prior year’s second quarter leading to a $942,000 increase in net interest income. In addition, the Company’s increased 2026 second quarter earnings reflected a lower provision for credit losses.

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

The following table compares the Company’s net interest income performance for the second quarter of 2026 to the second quarter of 2025 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	June 30, 2026	June 30, 2025	Change	% Change
Interest income	$18,099	$17,689	$410	2.3%
Interest expense	6,763	7,295	(532)	(7.3)
Net interest income	$11,336	$10,394	$942	9.1
Net interest margin	3.34%	3.10%	0.24%	7.7

The Company's net interest income in the second quarter of 2026 increased by $942,000, or 9.1%, from the prior year's second quarter while the net interest margin of 3.34% for the second quarter of 2026 represented a 24-basis point improvement from the second quarter of 2025. The increase reflects controlled balance sheet growth, as both total earning assets and total deposits were at higher average levels due to the Company’s effective balance sheet management. This, combined with effective pricing strategies, resulted in both the total earning asset yield and cost of interest-bearing funds improving between years. The Federal Reserve’s action to lower short-term interest rates during the latter portion of 2025 favorably impacted total interest-bearing deposits and borrowings costs. In addition, the U.S. Treasury yield curve demonstrated a more traditional steeper upward slope which favorably impacted earning asset yields. Management believes that the Company’s balance sheet is well positioned for further quarterly net interest income growth and net interest margin improvement.

Total average loans in the second quarter of 2026 declined from the 2025 second quarter average by $47.2 million, or 4.4%, due to increased loan payoff activity, particularly from the commercial real estate (CRE) portfolio, which exceeded loan originations. However, total loans continue to be above the $1.0 billion threshold, averaging $1.022 billion for the second quarter of 2026. Total loan interest income decreased by $331,000, or 2.2%, in the second quarter of 2026 compared to last year’s second quarter. This decline reflects the lower average loan balance more than offsetting the benefits of a better interest rate environment in 2026, and a portion of CRE loans, that were booked during the COVID pandemic when interest rates were low, repricing upward during 2026.

Investment securities, including the available for sale, held to maturity, and trading portfolios, averaged $303.3 million for the second quarter of 2026, which was $41.8 million, or 16.0%, higher than the $261.5 million average for the second quarter of last year. Additionally, short-term investments and bank deposits were higher by $21.1 million in the second quarter of 2026. These increases reflect the higher level of loan prepayment activity, as well as the strengthening of the Company’s liquidity position due to deposit growth. Therefore, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases more attractive. New investment security purchases were also necessary to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to public fund deposits. The increased level of average investment securities along with improved yields for new securities purchased caused interest income from investments to increase by $624,000, or 24.2%, for the second quarter of 2026 compared to the same period in 2025. Overall, the average balance of total interest earning assets increased from last year’s second quarter average by $15.8 million, or 1.2%, while total interest income increased by $410,000, or 2.3%, from the second quarter of 2025.

On the liability side of the balance sheet, total average deposits of $1.27 billion for the second quarter of 2026 were $29.8 million, or 2.4%, higher than the 2025 second quarter average. The increase reflects the Company’s successful business development efforts. Additionally, the Company’s core deposit base continued to demonstrate the strength and stability that it has for many years due to customer loyalty and confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source. The loan to deposit ratio averaged 80.5% in the second quarter of 2026, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility.

Total interest expense in the second quarter of 2026 decreased by $532,000, or 7.3%, when compared to the second quarter of 2025. Deposit interest expense decreased by $344,000, or 5.4%, despite total average interest-bearing deposits growing by $40.1 million, or 3.8%, compared to the second quarter of last year. Overall, total deposit cost (including the benefit of non-interest-bearing demand deposits which decreased slightly between years) averaged 1.92% in the second quarter of 2026, which was a 15-basis point improvement from the second quarter of 2025.

Total borrowings interest expense decreased by $188,000, or 21.2%, for the second quarter of 2026 when compared to the second quarter of 2025. The Company’s average utilization of overnight borrowed funds in the second quarter of 2026 was lower than the 2025 second quarter average level by $3.3 million, or 91.5%, due to the higher level of total average deposits. The decrease in borrowings interest expense also reflects the Federal Reserve’s 2025 action to ease monetary policy by 75-basis points which had an immediate and favorable impact on the cost of overnight borrowed funds. Additionally, advances from the Federal Home Loan Bank averaged $37.1 million for the second quarter of 2026, which was $13.8 million, or 27.0%, lower than the $50.9 million average for the 2025 second quarter.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three-month periods ended June 30, 2026 and 2025 setting forth (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans, municipal securities, and trading securities for the three months ended June 30, 2026 and 2025 was $51,000 and $14,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended June 30 (In thousands, except percentages)

	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,022,054	$14,639	5.68%	$1,069,207	$14,940	5.55%
Short-term investments and bank deposits	31,469	292	3.66	10,349	175	6.71
Investment securities – AFS	212,732	2,270	4.27	188,532	1,876	3.98
Investment securities – HTM	82,419	877	4.26	67,904	665	3.92
Total investment securities	295,151	3,147	4.27	256,436	2,541	3.96
Trading securities	8,128	72	3.59	5,040	47	3.84
Total interest earning assets/interest income	1,356,802	18,150	5.35	1,341,032	17,703	5.30
Non-interest earning assets:
Cash and due from banks	13,495			15,431
Premises and equipment	17,232			17,648
Other assets	93,806			88,637
Allowance for credit losses	(13,594)			(15,007)
TOTAL ASSETS	$1,467,741			$1,447,741
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$336,953	$1,553	1.85%	$322,136	$1,700	2.12%
Savings	125,239	31	0.10	123,078	30	0.10
Money markets	271,584	1,398	2.06	245,971	1,292	2.11
Time deposits	369,282	3,082	3.35	371,801	3,386	3.65
Total interest bearing deposits	1,103,058	6,064	2.21	1,062,986	6,408	2.42
Short-term borrowings	306	3	3.88	3,604	43	4.79
Advances from Federal Home Loan Bank	37,146	409	4.35	50,899	555	4.37
Subordinated debt	27,000	264	3.90	27,000	264	3.90
Lease liabilities	3,778	23	2.47	4,137	25	2.45
Total interest bearing liabilities/interest expense	1,171,288	6,763	2.32	1,148,626	7,295	2.54
Non-interest bearing liabilities:
Demand deposits	167,043			177,337
Other liabilities	9,048			10,839
Shareholders’ equity	120,362			110,939
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,467,741			$1,447,741
Interest rate spread			3.03			2.76
Net interest income/ Net interest margin (non-GAAP)		11,387	3.34%		10,408	3.10%
Tax-equivalent adjustment		(51)			(14)
Net Interest Income (GAAP)		$11,336			$10,394

…..PROVISION FOR CREDIT LOSSES…..The Company recorded a $294,000 provision for credit losses recovery in the second quarter of 2026 after recognizing a $3.1 million provision for credit losses in the second quarter of 2025, resulting in a favorable shift of $3.4 million. The provision for credit losses recovery in the second quarter of 2026 reflected $286,000 provision recovery on loans resulting from the continuing favorable trend for historical loss rates along with a softening of reserve requirements due to the contraction in the size of the loan portfolio. In addition, a $20,000 provision recovery was recognized in the second quarter of 2026 for the investment securities portfolio primarily related to the call of a held to maturity corporate security. The large provision for credit losses in the second quarter of 2025 was necessary to resolve a large non-performing loan which also included a related $2.8 million charge-down.

…..NON-INTEREST INCOME…..Non-interest income for the second quarter of 2026 totaled $4.6 million and increased by $471,000, or 11.5%, from the second quarter of 2025 performance. Factors contributing to the higher level of non-interest income for the quarter included:

●	wealth management fees increased by $312,000, or 11.2%, due to market appreciation of customer assets as the equity markets moved to record levels in the second quarter of 2026; and
●	a $118,000, or 48.4%, increase in bank owned life insurance (BOLI) revenue due to the receipt of a larger death claim in 2026.

…..NON-INTEREST EXPENSE…..Non-interest expense for the second quarter of 2026 totaled $12.8 million and increased by $1.1 million, or 9.3%, from the prior year’s second quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	a $520,000, or 57.6%, increase in professional fees due to additional expenses related to expanded consulting services provided to the Company by SB Value Partners in accordance with its consulting arrangement;
●	a $336,000, or 4.7%, increase in salaries and employee benefits due primarily to annual salary increases; and
●	an $81,000, or 12.4%, increase in other expense due to the recognition of workout expenses related to a loan relationship secured by an owner-occupied CRE property.

…..INCOME TAX EXPENSE…..The Company recorded income tax expense of $661,000, or an effective tax rate of 19.4%, in the second quarter of 2026. This compares to a credit for income taxes of $70,000 in the second quarter of 2025.

SIX MONTHS ENDED JUNE 30, 2026 VS. SIX MONTHS ENDED JUNE 30, 2025

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025

Net income	$4,532	$1,626
Diluted earnings per share	0.27	0.10
Return on average assets	0.63%	0.23%
Return on average equity	7.58	2.99

For the six-month period ended June 30, 2026, the Company reported net income of $4,532,000, or $0.27 per diluted common share. This represented a 170% increase in earnings per share from the six-month period of 2025 when net income totaled $1,626,000, or $0.10 per diluted common share. An increase in total revenue was caused by meaningful improvement in net interest income for the first six months of 2026 because of effective balance sheet management. Specifically, the Company’s net interest margin increased by 24-basis points for the first six months of 2026 leading to a $1.8 million increase in net interest income which is important since it represents approximately 72% of total revenue. Additionally, improved wealth management fees contributed to growth in non-interest income. The Company’s earnings performance in the first half of 2026 was also favorably impacted by a lower provision for credit losses reflecting improvement in asset quality. Overall, the improvement in the Company’s financial performance through the first six months of 2026 exceeded earnings through the first six months of 2025 by $2.9 million, or 179%, and resulted from increased total revenue and a lower provision for credit losses which more than offset higher non-interest expense.

Management believes that the Company is well positioned for organic growth in the second half of 2026 as a result of its strong liquidity and solid capital positions. The Company will continue to diligently focus on both revenue growth and expense control to further improve its operating efficiency

…..NET INTEREST INCOME AND MARGIN…..The following table compares the Company’s net interest income performance for the first six months of 2026 to the first six months of 2025 (in thousands, except percentages):

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	Change	% Change
Interest income	$35,601	$34,711	$890	2.6%
Interest expense	13,437	14,386	(949)	(6.6)
Net interest income	$22,164	$20,325	$1,839	9.0
Net interest margin	3.30%	3.06%	0.24%	7.8

The Company's net interest income for the first six months of 2026 increased by $1.8 million, or 9.0%, when compared to the first six months of 2025. The Company’s net interest margin of 3.30% for the six months of 2026 represented a 24-basis point increase. As previously discussed for the quarterly comparison, along with the sharply improved net interest margin performance, the increase reflects controlled balance sheet growth, as both total earning assets and total deposits are at higher average levels due to effective balance sheet management. This, combined with effective pricing strategies, resulted in both the total earning asset yield and cost of interest-bearing funds improving between years. The Federal Reserve’s action to lower short-term interest rates during the latter portion of 2025 favorably impacted total interest-bearing deposits and borrowings costs. Also, the U.S. Treasury yield curve demonstrated a more traditional steeper upward slope which favorably impacted earning asset yields. Management believes the net interest margin will continue to improve through the second half of 2026.

Similar to the trend noted for the quarterly comparison, total average loans in the first six months of 2026 declined from the 2025 six-month average by $42.3 million, or 4.0%, due to increased loan payoff activity, particularly from the CRE portfolio, which exceeded loan originations. Total loan interest income decreased by $433,000, or 1.5%, in the first six months of 2026 compared to the first six months of 2025. This decline was due to the lower average loan balance more than offsetting the benefits of a better interest rate environment in 2026, and a portion of CRE loans, that were booked during the COVID pandemic when interest rates were low, repricing upward during the first half of 2026.

Total investment securities, including the available for sale, held to maturity, and trading portfolios, averaged $291.1 million for the first six months of 2026, which was $37.0 million, or 14.6%, higher than the $254.1 million average for the first six months of 2025. Additionally, short-term investments and bank deposits were higher by $19.1 million in the first half of 2026. These increases reflect the higher level of loan prepayment activity, as well as the strengthening of the Company’s liquidity position during the fourth quarter of 2025 and throughout the first half of 2026 due to deposit growth. Therefore, as previously discussed for the quarterly comparison, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases more attractive. As a result, the securities portfolio grew by $43.5 million, or 17.0%, since December 31, 2025. The higher balances and improved yields for new securities purchased caused interest income from investments to increase by $1.1 million, or 21.3%, for the first six months of 2026 compared to last year’s first six months. Overall, through six months of 2026, the average balance of total interest earning assets increased from last year’s average by $13.7 million, or 1.0%, while total interest income increased by $890,000, or 2.6%, from the first half of 2025 due to the increased revenue contribution from the investment securities portfolio.

On the liability side of the balance sheet, total average deposits through the first six months of 2026 were $27.1 million, or 2.2%, higher when compared to the first six months of 2025 due to the Company’s successful business development efforts. Additionally, as previously mentioned, the Company’s core deposit base continued to demonstrate the strength and stability that it has for many years indicating what we believe is customer loyalty and confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source.

Total interest expense decreased by $949,000, or 6.6%, for the first six months of 2026 when compared to the same time period of 2025. Deposit interest expense declined by $549,000, or 4.4%, through the first six months of 2026 despite total average interest-bearing deposits growing by $39.6 million, or 3.8%, compared to the first six months of last year. The decrease in deposit interest expense reflects management’s effective deposit pricing strategies along with the benefit of the Federal Reserve easing monetary policy during the final four months of 2025. Overall, total deposit cost (including the benefit of non-interest-bearing demand deposits which declined between years) averaged 1.92% in the first six months of 2026, which was a 14-basis point improvement from the first six months of 2025.

Total borrowings interest expense declined by $400,000, or 21.6%, for the first six months of 2026 when compared to the same time period of 2025. The Company’s utilization of overnight borrowed funds for the six months of 2026 was lower than the first half of 2025, resulting in the average decreasing by $4.4 million, or 88.5%, due to the higher level of total average deposits. Also, management elected not to replace the majority of maturing Federal Home Loan Bank (FHLB) term advances during the full year of 2025 and did not replace any during the first half of 2026 because of the strength of the Company’s liquidity position. Therefore, the total average balance of advances from the FHLB during the first half of 2026 decreased by $13.0 million, or 24.5%, from the same period of last year. The decrease in borrowings interest expense also reflects the Federal Reserve’s 2025 action to ease monetary policy by 75-basis points which had an immediate and favorable impact on the cost of overnight borrowed funds.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the six-month periods ended June 30, 2026 and 2025. For a detailed discussion of the components and assumptions included in the table, see the paragraph on page 41 before the quarterly table. The tax equivalent adjustments to interest income on loans, municipal securities, and trading securities for the six months ended June 30, 2026 and 2025 was $99,000 and $21,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Six months ended June 30 (In thousands, except percentages)

	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,024,595	$29,084	5.66%	$1,066,931	$29,455	5.50%
Short-term investments and bank deposits	30,165	550	3.62	11,085	289	5.19
Investment securities – AFS	204,147	4,283	4.20	185,528	3,686	3.97
Investment securities – HTM	79,275	1,640	4.14	66,059	1,255	3.80
Total investment securities	283,422	5,923	4.18	251,587	4,941	3.93
Trading securities	7,687	143	3.73	2,534	47	3.82
Total interest earning assets/interest income	1,345,869	35,700	5.32	1,332,137	34,732	5.25
Non-interest earning assets:
Cash and due from banks	13,733			15,599
Premises and equipment	17,315			17,822
Other assets	94,350			88,860
Allowance for credit losses	(13,516)			(14,745)
TOTAL ASSETS	$1,457,751			$1,439,673
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$330,501	$3,012	1.84%	$331,819	$3,552	2.16%
Savings	124,645	61	0.10	122,106	59	0.10
Money markets	261,318	2,627	2.03	241,888	2,480	2.07
Time deposits	373,214	6,283	3.40	354,249	6,441	3.67
Total interest bearing deposits	1,089,678	11,983	2.22	1,050,062	12,532	2.41
Short-term borrowings	577	12	4.11	5,005	119	4.79
Advances from Federal Home Loan Bank	39,907	868	4.32	52,891	1,157	4.41
Subordinated debt	27,000	527	3.90	27,000	527	3.90
Lease liabilities	3,823	47	2.47	4,172	51	2.45
Total interest bearing liabilities/interest expense	1,160,985	13,437	2.33	1,139,130	14,386	2.54
Non-interest bearing liabilities:
Demand deposits	166,573			179,053
Other liabilities	9,675			11,661
Shareholders’ equity	120,518			109,829
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,457,751			$1,439,673
Interest rate spread			2.99			2.71
Net interest income/ Net interest margin (non-GAAP)		22,263	3.30%		20,346	3.06%
Tax-equivalent adjustment		(99)			(21)
Net Interest Income (GAAP)		$22,164			$20,325

…..PROVISION FOR CREDIT LOSSES…..For the first six months of 2026, the Company recognized a $77,000 provision for credit losses recovery after recognizing a $3.0 million provision for credit losses in the first six months of 2025, resulting in a net favorable change of $3.1 million. The $2,000 provision recovery for loans in the first half of 2026 reflected a continuing favorable trend for historical loss rates along with a softening of reserve requirements due to the contraction in the size of the loan portfolio. In addition, the Company recorded an $82,000 provision recovery for unfunded commitments due to a decline in outstanding loan commitments. Both of these items were partially offset by a $7,000 provision expense for the investment securities portfolio. The provision expense for the investment securities portfolio was comprised of an increase for available for sale securities due to the creation of a partial reserve for a senior debt corporate bond and a reduction for held to maturity securities due to the call of a corporate bond.

…..NON-INTEREST INCOME…..Non-interest income for the first six months of 2026 totaled $8.5 million and increased by $317,000, or 3.9%, from the first six months of 2025 performance. Factors contributing to the higher level of non-interest income for the six-month period included:

●	wealth management fees increased by $308,000, or 5.5%, which is attributed market appreciation of customer assets as the equity markets moved to record levels in the second quarter of 2026. Overall, the fair market value of wealth management assets totaled $2.8 billion at June 30, 2026 and increased by $75 million, or 2.8%, since December 31, 2025; and
●	a $92,000, or 18.1%, increase in BOLI revenue resulting from the receipt of a larger death claim in 2026.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first six months of 2026 totaled $25.2 million and increased by $1.7 million, or 7.2%, from the prior year’s first six months. Factors contributing to the higher level of non-interest expense for the six-month period included:

●	a $1.0 million, or 63.0%, increase in professional fees due to additional expenses related to expanded consulting services provided to the Company by SB Value Partners in accordance with its consulting arrangement;
●	a $338,000, or 2.4%, increase in salaries and employee benefits due primarily to annual salary increases; and
●	a $155,000, or 12.3%, increase in other expense driven primarily by the recognition of additional workout expenses related to a loan relationship secured by an owner-occupied CRE property.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $1.1 million, or an effective tax rate of 19.3%, in the first half of 2026. This compares to an income tax expense for the first half of 2025 of $408,000, or an effective tax rate of 20.1%. The higher level of income tax expense this year was due to the increased level of pre-tax income.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.5 billion at June 30, 2026, which increased by $8.3 million, or 0.6%, from the December 31, 2025 asset level. This change was related primarily to higher levels of investment securities and other assets which were partially offset by reduced levels of cash and cash equivalents and loans and loans held for sale. Investment securities, including held to maturity, available for sale and trading, increased by $43.5 million, or 17.0%, as the Company’s liquidity position strengthened throughout the first half of 2026 allowing more funds to be available to invest in the securities portfolio. Other assets increased $4.3 million, or 9.6%, due to increases in the positive balance of the accrued pension liability, the market value for the interest rate swaps, and prepaid expenses as well as amounts receivable from the issuers of two called investment securities. Since the excess liquidity from deposit growth was directed to the investment securities portfolio during the first half of 2026, cash and cash equivalents decreased by $22.8 million, or 44.9%. Finally, loans and loans held for sale decreased by $17.2 million, or 1.7%, due to payoff activity exceeding loan originations.

Total deposits increased by $13.2 million, or 1.1%, in the first six months of 2026. Management believes this demonstrates customer confidence as well as the strength and loyalty of the Company’s core deposit base. As of June 30, 2026, the 25 largest depositors represented 29.5% of total deposits, which increased from December 31, 2025 when it was 28.5%. As of June 30, 2026 and December 31, 2025, the estimated amount of uninsured deposits was $497.0 million and $476.2 million, respectively. The estimate of uninsured deposits was done at the single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 60% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized by investment securities or FHLB letters of credit to protect these depositor funds. FHLB term advances were reduced by $8.4 million, or 18.9%, since year-end 2025 as a result of the higher level of deposits.

The Company’s total shareholders’ equity increased by $3.8 million, or 3.2%, during the first half of 2026. The increase in capital was the result of the Company’s earnings performance during the first six months of 2026 more than offsetting its common stock dividend payments to shareholders along with the positive impact on accumulated other comprehensive loss from the revaluation of the pension obligation. In addition, capital was increased as a result of the issuance of common stock under the amended and restated consulting agreement with SB Value Partners. These increases were partially offset by the decline in the market value of the available for sale investment securities portfolio which had an unfavorable impact on accumulated other comprehensive loss.

The Bank continues to be considered well capitalized for regulatory purposes with a community bank leverage ratio of 9.46% at June 30, 2026. See the discussion of the capital requirements under the Capital Resources section below. As of June 30, 2026, the Company’s book value per common share was $7.26 and its tangible book value per common share was $6.45(1). In addition, the Company’s equity to assets ratio was 8.42% and its tangible common equity to tangible assets ratio was 7.55%(1) at June 30, 2026. The tangible common equity ratio increased by 21-basis points when compared to December 31, 2025.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing loans, and classified loans (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2026	2025	2025
Total accruing loan delinquency	$4,402	$2,329	$2,528
Total non-accrual loans	7,682	8,292	14,141
Total non-performing loans(1)	7,738	8,302	15,161
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.43%	0.23%	0.24%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.76	0.80	1.32
Non-performing loans, as a percentage of total loans, net of unearned income(1)	0.76	0.80	1.42
Non-performing loans as a percentage of total assets(1)	0.53	0.57	1.05
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.05	0.46	0.56
Annualized provision for credit losses - loans	—	0.39	0.59
Total classified loans (loans rated substandard or doubtful)(2)	$9,481	$11,305	$21,170
(1)	Non-performing loans are comprised of loans that are on a non-accrual basis and loans that are contractually past due 90 days or more as to interest and principal payments.
(2)	Total classified loans include non-performing residential mortgage and consumer loans.

The increase in accruing loan delinquency since year-end 2025 was attributable to a higher level of delinquency within the non-owner occupied commercial real estate retail loan class which was partially offset by a decrease in residential mortgage loan delinquency. Non-performing loans decreased from $8.3 million at December 31, 2025 to $7.7 million at June 30, 2026 due to the partial charge-down of a CRE loan secured by retail property as well as paydown activity on a large non-accrual loan relationship. Risk rating upgrade activity and, to a lesser extent, the aforementioned charge-down and paydown activity contributed to the decrease in classified loans. Specifically, classified loans decreased $1.8 million, or 16.1%, from December 31, 2025 and totaled $9.5 million at June 30, 2026.

Non-performing loans represented 0.76% of total loans as of June 30, 2026. The Company recognized net loan charge-offs of $230,000, or 0.05% of total average loans, in the first six months of 2026 compared to net loan charge-offs of $3.0 million, or 0.56% of total average loans, in the first six months of 2025.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of June 30, 2026, the 25 largest credits represented 25.8% of total loans outstanding, which increased from December 31, 2025 when it was 24.6%.

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

There is a particular regulatory emphasis on ensuring that a subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which for the Bank stood at 335% as of June 30, 2026. It should be noted that this ratio declined from 352% at December 31, 2025 due to the growth of total regulatory capital in the first six months of 2026 combined with a decrease in the outstanding balance of non-owner occupied commercial real estate loans. Further, non-owner occupied commercial real estate loans represented 50.0% and 50.4% of total loans as of June 30, 2026 and December 31, 2025, respectively.

The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. The following table presents the Company’s non-owner occupied commercial real estate loan portfolio by property type.

	June 30, 2026
	Commercial	Commercial
	Real Estate	Real Estate	Other Commercial
	(Non-Owner Occupied) -	(Non-Owner Occupied) -	Real Estate
	Retail	Multi-Family	(Non-Owner Occupied)	Total

	(In thousands)
1-4 unit residential	$—	$—	$24,251	$24,251
Multi-family	—	105,694	—	105,694
Mixed use - apartments & retail/office	—	16,028	—	16,028
Retail strip plaza	62,264	—	—	62,264
Mall	3,022	—	—	3,022
Major shopping center with anchor tenants	25,107	—	—	25,107
Commercial office - urban	—	—	10,462	10,462
Commercial office - suburban	—	—	19,265	19,265
Hotel/motel	—	—	35,210	35,210
Retail/service shops	77,653	—	—	77,653
Personal care/hospital/medical office	—	—	25,335	25,335
Manufacturing/warehouse	—	—	88,426	88,426
Other	—	—	1,024	1,024
Land acquisition and development	—	—	13,797	13,797
Total	$168,046	$121,722	$217,770	$507,538

…..ALLOWANCE FOR CREDIT LOSSES…..The following table sets forth the allowance for credit losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2026	2025	2025
Allowance for credit losses - loans	$12,896	$13,128	$14,060
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.27%	1.27%	1.32%
total non-accrual loans	167.87	158.32	99.43
total non-performing loans	166.66	158.13	92.74
Allowance for credit losses - securities	$97	$90	$1,085
Allowance for credit losses - unfunded loan commitments	255	337	246

The allowance for loan credit losses decreased since December 31, 2025 by $232,000, or 1.8%, to $12.9 million at June 30, 2026. The reduction in the allowance balance was the result of an improvement in asset quality and a decrease in outstanding loan balances since year-end 2025. Overall, the Company continues to maintain solid coverage of total loans as the allowance for loan credit losses provided 1.27% coverage of total loans at June 30, 2026. Additionally, at June 30, 2026, the allowance for loan credit losses provided 167% coverage of non-performing loans.

The allowance for credit losses on the investment securities portfolio was comprised of $30,000 on available for sale (AFS) securities and $67,000 on held to maturity (HTM) securities as of June 30, 2026. This compares to no reserve on AFS securities and $90,000 on HTM securities as of December 31, 2025. The increase in the reserve on AFS securities reflects a partial reserve established for a senior debt corporate bond that was deemed to be credit impaired during the first half of 2026. The decrease in the reserve on HTM securities reflects the call of a corporate bond. The decrease in the allowance for credit losses on unfunded commitments since year-end 2025 resulted primarily from a decline in outstanding loan commitments.

…..LIQUIDITY…..The Company’s liquidity position continued to strengthen during the first half of 2026 due to loan prepayment activity as well as deposit growth. Specifically, total average deposits were $27.1 million, or 2.2%, higher when compared to the 2025 first six-month average. The increase reflects the Company’s successful business development efforts. The Company’s core deposit base continued to demonstrate the strength and stability that it has had for many years. As of June 30, 2026, total deposits grew by $13.2 million, or 1.1%, since December 31, 2025, demonstrating customer loyalty and confidence in AmeriServ Financial Bank. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the Federal Home Loan Bank (FHLB), overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not utilize brokered deposits as a funding source. Overall, deposit volumes continue to remain at a high level. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities can also be used to help fund loan growth.

Further demonstrating the strength of the Company’s liquidity position, average short-term investments and bank deposits grew in the first six months of 2026 compared to the first six months of last year, increasing by $19.1 million. Advances from the FHLB averaged $39.9 million in the first half of 2026 which was $13.0 million, or 24.5%, lower than the $52.9 million average in the first half of 2025. Management continues to monitor the changing economic conditions and adjust pricing strategies accordingly which largely determines customer behavior and the level of total deposits as well as shifts within the total deposit mix. Also, diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. The Company’s utilization of overnight borrowed funds so far in 2026 has been lower than the 2025 level. Total short-term borrowings averaged $577,000 for the first six months of 2026 after averaging $5.0 million for the first six months of 2025. Loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. Due to the Company’s strengthened liquidity position, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases so far in 2026 more attractive. In addition, loan pipelines are currently at a typical level. Total average loans in the first six months of 2026 were lower than the 2025 first six-month average by $42.3 million, or 4.0%. We strive to operate our loan to deposit ratio in a range of 80% to

100%. The Company’s loan to deposit ratio averaged 80.5% in the second quarter of 2026, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility. We are also strongly positioned to service the existing loan pipeline and grow the loan to deposit ratio while remaining within the guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents decreased by $22.8 million from December 31, 2025, to $28.0 million at June 30, 2026, due to $25.8 million of net cash used in investing activities and $759,000 of net cash used in operating activities which more than offset $3.7 million of net cash provided by financing activities. Within investing activities, cash advanced for new loans originated totaled $62.4 million while cash received from loan principal payments was $80.0 million leading to a net decrease in loans of $17.6 million. Additionally, investment security purchases exceeded maturities resulting in a net increase in securities of $43.1 million. Within financing activities, total borrowings on advances from FHLB decreased by $8.4 million while total deposits increased by $13.2 million.

The holding company had $6.2 million of cash, short-term investments, and investment securities at June 30, 2026, which represented a $801,000 increase from the holding company’s cash position since December 31, 2025. Dividend payments from our subsidiary provide ongoing cash to the holding company. At June 30, 2026, our subsidiary Bank had $10.9 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Additionally, the holding company has a $3 million line of credit with an unrelated financial institution which can be used for general corporate purposes. There were no borrowings under the line at June 30, 2026. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payments on its common stock.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $28.0 million and $50.9 million at June 30, 2026 and December 31, 2025, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to longer-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At June 30, 2026, the Company had $268 million of overnight borrowing availability at the FHLB, $41 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The community bank leverage ratio (CBLR) is an alternative capital framework available to certain community banking organizations, consistent with section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. In order to qualify for the CBLR, the following criteria must be met:

●	a leverage ratio of greater than 9%. It should be noted that effective July 1, 2026, the CBLR framework was revised to lower the minimum leverage ratio to 8%;
●	less than $10 billion in average total consolidated assets;
●	off-balance sheet exposures of 25% or less of total consolidated assets;
●	trading assets plus trading liabilities of 5% or less of total consolidated assets; and
●	not subject to the advanced approaches capital framework.

Based on evaluation of the criteria above, the Bank is considered a qualifying community banking organization and has elected to opt into the CBLR framework. The following table summarizes the calculation of the Bank’s tier 1 leverage ratio, calculated as tier 1 capital divided by average total consolidated assets, as of June 30, 2026 and December 31, 2025 (in thousands, except ratios).

	June 30,	December 31,
	2026	2025
Tier 1 capital	$138,255	$134,815
Average total consolidated assets	1,461,351	1,446,382
Community bank leverage ratio	9.46%	9.32%

Our current focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.03 per quarter. The Company had a book value of $7.26 per common share and a tangible book value of $6.45(1) per common share on June 30, 2026. In addition, our common equity ratio was 8.42% and our tangible common equity ratio was 7.55%(1). At June 30, 2026, the Company had approximately 17.0 million common shares outstanding.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200 bp increase	(3.8)%	3.3%
100 bp increase	(1.8)	3.3
100 bp decrease	1.2	(5.7)
200 bp decrease	0.7	(15.6)

The Company believes that its overall interest rate risk position is well controlled. The fed funds rate was unchanged from year-end 2025 as the Federal Reserve has not taken further action to change interest rates so far in 2026. As of June 30, 2026, the fed funds rate was at a targeted range of 3.50% to 3.75%.

The variability of net interest income was slightly negative in the upward rate scenarios as the Company was marginally more exposed to liabilities repricing upward to a greater extent than assets. Specifically, the cost of funds was immediately impacted when short-term national interest rates increase because certain deposit products and overnight borrowed funds move with the market. This was partially offset by the Company’s investment securities portfolio and the scheduled repricing of loans tied to an index, such as SOFR or prime. In addition, the Company has effectively utilized interest rate swaps and hedges for interest rate risk management purposes. The interest rate swaps allow our customers to lock in fixed interest rates while the Company retains the benefit of interest rates moving with the market. The interest rate hedges fix the cost of certain deposits that are indexed and move with short-term interest rates which reduces the Company’s negative variability of net interest income in a rising interest rate environment. Regarding interest bearing liabilities, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner and control the amount of overnight borrowed funds. The variability of net interest income was slightly positive in the downward rate scenarios as the Company has marginally more exposure to short-term liabilities repricing downward to a greater extent than assets.

The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk. The Company had various outstanding commitments to extend credit approximating $217.3 million and standby letters of credit of $8.8 million as of June 30, 2026. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at June 30, 2026 and December 31, 2025 (in thousands, except share and ratio data):

	June 30,	December 31,
	2026	2025
Total shareholders’ equity	$123,084	$119,312
Less: Intangible assets	13,658	13,667
Tangible common equity	109,426	105,645
Total assets	1,462,143	1,453,813
Less: Intangible assets	13,658	13,667
Tangible assets	1,448,485	1,440,146
Tangible common equity ratio (non-GAAP)	7.55%	7.34%
Total shares outstanding	16,964,267	16,522,267
Tangible book value per share (non-GAAP)	$6.45	$6.39

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

INCOME STATEMENT REFERENCE — (Recovery) provision for credit losses

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

Item 4…..CONTROLS AND PROCEDURES…..

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2026 are effective.

(b) Changes in Internal Controls. Effective June 19, 2026, AmeriServ Financial, Inc. migrated to a new core banking system. The Company designed new controls and modified existing controls as part of this system migration project. While the implementation of the new core banking system required adjustments to workflows and control design, management has monitored the transition closely and concluded that these changes did not adversely affect and are not reasonably likely to materially affect the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f)).

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

Item 1A. Risk Factors

Not applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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
101

Includes the following financial and related information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: August 14, 2026	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President, Chief Executive Officer & Chief Financial Officer

Date: August 14, 2026	/s/ Jessica L. Johnson
Jessica L. Johnson
Senior Vice President & Chief Accounting Officer